Form 10-Q
period 1995-01-31
HEICO CORP
filed 1995-03-10
CIK 46619

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

          (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995

                                    OR

          ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                       Commission file number 1-4604

                             HEICO CORPORATION
          (Exact name of registrant as specified in its charter)

        FLORIDA                                         65-0341002
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         3000 TAFT STREET, HOLLYWOOD, FLORIDA              33021
        (Address of principal executive offices)        (Zip Code)

                               (305) 987-6101
           (Registrant's telephone number, including area code)

                              NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   /X/                   No

The number of shares outstanding of the issuer's common stock, $.01 par value, is 2,279,896 shares as of February 28, 1995.

                             HEICO CORPORATION

                                   INDEX
                                                                        Page No.

Part I.       Financial information:

     Consolidated Condensed Balance Sheets as of
       January 31, 1995 and October 31, 1994..........................     3

     Consolidated Condensed Statements of Operations for the
       three months ended January 31, 1995 and 1994...................     4

     Consolidated Condensed Statements of Cash Flows for the
       three months ended January 31, 1995 and 1994...................     5

     Notes to Consolidated Condensed Financial Statements.............     6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations............................     8

Part II.     Other Information:

     Item 1.  Legal Proceedings.......................................    11

     Item 5.  Other Matters...........................................    11

     Item 6.  Exhibits and Reports on Form 8-K........................    11

                       PART I. FINANCIAL INFORMATION
                    HEICO CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                  ASSETS

                                                                       JANUARY 31,               OCTOBER 31,
                                                                          1995                      1994
                                                                       -----------               -----------
                                                                       (UNAUDITED)

Current assets:
     Cash and cash equivalents                                          $3,497,000                $5,030,000
     Short-term investments                                                943,000                    --
     Accounts receivable, net                                            6,240,000                 5,720,000
     Inventories                                                         5,134,000                 5,261,000
     Prepaid expenses and other current assets                           1,356,000                 1,329,000
     Deferred income taxes                                               1 188,000                 1,251,000
                                                                       -----------               -----------
        Total current assets                                            18,358,000                18,591,000
                                                                       -----------               -----------

Property, plant and equipment                                           24,314,000                21,908,000
     Less accumulated depreciation                                     (13,844,000)              (13,300,000)
                                                                       -----------               -----------
        Property, plant and equipment, net                              10,470,000                 8,608,000
                                                                       -----------               -----------
Intangible assets less accumulated amortization of
     $940,000 in 1995 and $853,000 in 1994                              11,054,000                10,169,000
                                                                       -----------               -----------
Investments in and advances to unconsolidated
     partnerships                                                        2,149,000                 1,152,000
                                                                       -----------               -----------
Other assets                                                               857,000                   500,000
                                                                       -----------               -----------
        Total assets                                                   $42,888,000               $39,020,000
                                                                       ===========               ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current maturities of long-term debt                               $1,406,000                $1,054,000
     Trade accounts payable                                              1,209,000                 1,048,000
     Accrued expenses and other current liabilities                      3,203,000                 3,798,000
                                                                       -----------               -----------
        Total current liabilities                                        5,818,000                 5,900,000
                                                                       -----------               -----------

Long-term debt                                                           7,317,000                 4,402,000
                                                                       -----------               -----------
Deferred income taxes                                                    1 619,000                 1,623,000
                                                                       -----------               -----------
Other non-current liabilities                                              365,000                    --
                                                                       -----------               -----------
Minority interests                                                          27,000                    34,000
                                                                       -----------               -----------
Commitments and contingencies:
Shareholders' equity:
     Preferred stock, par value $.01 per share; Authorized - 10,000,000 shares issuable in series; 50,000 designated as Series A Junior
        Participating Preferred
        Stock, none issued                                                  --                        --
     Common stock, $.01 par value; Authorized -
        20,000,000 shares; Issued - 2,268,646 shares
        in 1995 and 2,266,646 shares in 1994                                23,000                    23,000
     Capital in excess of par value                                         19,000                    22,000
     Retained earnings                                                  31,392,000                30,994,000
                                                                       -----------               -----------
                                                                        31,434,000                31,039,000
     Less:  Note receivable from employee savings and
            investment plan                                             (3,692,000)               (3,978,000)
                                                                       -----------               -----------
        Total shareholders' equity                                      27,742,000                27,061,000
                                                                       -----------               -----------
        Total liabilities and shareholders' equity                     $42,888,000               $39,020,000
                                                                       ===========               ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    HEICO CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                               THREE MONTHS ENDED JANUARY 31,
                                                                               ------------------------------
                                                                                    1995             1994
                                                                                -----------      -----------
Revenues:
Aerospace products and services sales,
   net of returns and allowances                                                $ 5,392,000      $ 4,455,000
Medical services sales, net of allowances                                         3,541,000        2,454,000
                                                                                -----------      -----------

Net sales                                                                         8,933,000        6,909,000
                                                                                -----------      -----------

Operating costs and expenses:
Cost of aerospace products and services                                           3,652,000        3 355,000
Cost of medical services                                                          2,318,000        1,745,000
Selling, general and administrative expenses                                      1,879,000        1,579,000
                                                                                -----------      -----------

Total operating costs and expenses                                                7,849,000        6,679,000
                                                                                -----------      -----------
Income from operations before equity in loss
   of unconsolidated partnerships                                                 1,084,000          230,000
Equity in loss of unconsolidated partnerships                                      (175,000)        (120,000)
                                                                                -----------      -----------

Income from operations                                                              909,000          110,000

Interest expense                                                                    (92,000)         (42,000)
Interest and other income                                                           143,000          119,000
Minority interest in consolidated partnership                                       (23,000)          --
                                                                                -----------      -----------

Income before income taxes and cumulative
   effect of change in accounting principle                                         937,000          187,000

Income tax expense                                                                  368,000           68,000
                                                                                -----------      -----------

Income before cumulative effect of
   change in accounting principle                                                   569,000          119,000

Cumulative effect on prior years of change
   in accounting for income taxes                                                    --              381,000
                                                                                -----------      -----------

Net income                                                                      $   569,000      $   500,000
                                                                                ===========      ===========

Income per share before cumulative effect
   of change in accounting principle                                               $ .25            $ .05
                                                                                   =====            =====

Net income per share                                                               $ .25            $ .21
                                                                                   =====            =====

Weighted average number of common
   and common equivalent shares outstanding                                       2,298,682        2,329,417
                                                                                ===========      ===========

Cash dividends per share                                                           $.075            $.075
                                                                                   =====            =====

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    HEICO CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                  THREE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                         -----------------------------------
                                                                          1995                       1994
                                                                         -------                    -------
Cash flows from operating activities:
   Net income                                                            $569,000                   $500,000
   Items affecting cash from operations:
     Depreciation and amortization                                        626,000                    435,000
     Deferred income taxes                                                 59,000                     15,000
     Loss from unconsolidated partnerships                                254,000                    192,000
     Minority interest in consolidated partnerships                        23,000                     --
     Cumulative effect of change in
        accounting principle                                               --                       (381,000)
     Change in assets and liabilities:
        (Increase) in accounts receivable                                (520,000)                  (149,000)
        Decrease (increase) in inventories                                127,000                   (253,000)
        (Increase) in prepaid expenses and other
           current assets                                                 (19,000)                  (120,000)
        (Decrease) in trade payables, accrued
          expenses and other current liabilities                         (405,000)                  (222,000)
        Other                                                              --                          1,000
                                                                       ----------                -----------
     Net cash provided by operating activities                            714,000                    462,000
                                                                       ----------                -----------

Cash flows from investing activities:

     Advances to unconsolidated partnerships                             (211,000)                  (128,000)
     Purchases of property, plant and equipment                          (163,000)                  (338,000)
     Acquisitions, including contingent note payments                    (640,000)                  (360,000)
     Purchase of short-term investments                                  (943,000)                    --
     Deferred financing and organization costs                            (79,000)                    --
     Payment received from employee savings and
        investment plan note receivable                                   286,000                     --
                                                                       ----------                -----------
        Net cash (used in) investing activities                        (1,750,000)                  (826,000)
                                                                       ----------                -----------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                          114,000                     22,000
     Proceeds from the issuance of long-term debt                          15,000                     --
     Payments on long-term debt                                          (312,000)                   (92,000)
     Repurchase of common stock                                          (117,000)                  (238,000)
     Cash dividends paid                                                 (171,000)                  (170,000)
     Other                                                                (26,000)                    --
                                                                       ----------                -----------
        Net cash (used in) financing activities                          (497,000)                  (478,000)
                                                                       ----------                -----------

Net (decrease) in cash and cash equivalents                            (1,533,000)                  (842,000)
Cash and cash equivalents at beginning of year                          5,030,000                  5,481,000
                                                                       ----------                -----------
Cash and cash equivalents at end of period                             $3,497,000                 $4,639,000
                                                                       ==========                ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    HEICO CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

                             January 31, 1995

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1994. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flow for such interim periods presented. The results of operations for the three months ended January 31, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Short-term investments are highly liquid investments with maturities of more than three months when purchased and are carried at cost, which approximates market.

3.  Accounts receivable are composed of the following:


                                                                JANUARY 31, 1995        OCTOBER 31, 1994
                                                              ------------------        ----------------
       Accounts receivable..............................      $        7,985,000        $      7,284,000
       Less contractual allowances and
          allowance for doubtful accounts...............               1,745,000               1,564,000
                                                              ------------------        ----------------
       Accounts receivable, net.........................      $        6,240,000        $      5,720,000
                                                              ==================        ================

    Inventories are comprised of the following:


                                                                JANUARY 31, 1995        OCTOBER 31, 1994
                                                              ------------------        ----------------

       Finished products................................      $        2,285,000        $      1,916,000
       Work in process..................................               1,320,000               1,784,000
       Materials, parts, assemblies and supplies........               1,529,000               1,561,000
                                                              ------------------        ----------------
       Total inventories................................      $        5,134,000        $      5,261,000
                                                              ==================        ================

Inventory and receivable amounts set forth in the accompanying consolidated condensed balance sheets do not include any material amounts related to long-term contracts.

4. The equity in loss of unconsolidated partnerships reported in the consolidated condensed statements of operations has been reduced by interest income from the unconsolidated partnerships of $79,000 in 1995 and $72,000 in 1994.

5. Income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus common share equivalents arising from the assumed exercise of stock options, if dilutive.

6. Supplemental disclosures of cash flow information for the three months ended January 31, 1995 and 1994 are as follows:

    Cash paid for interest was $92,000 and $47,000 in 1995 and 1994, respectively. Cash paid for income taxes was $46,000 and $20,000 in 1995 and 1994, respectively.

    Non-cash investing and financing activities related to purchases of property, plant and equipment of $2,218,000, investment in and advances to unconsolidated partnerships of $908,000 and deferred charges of $484,000 were financed by capital leases which were assumed from an unconsolidated partnership during fiscal 1995.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           For the three months ended January 31, 1995 and 1994

RESULTS OF OPERATIONS

Fiscal 1995 first quarter net income of $569,000 ($.25 per share) increased 378% over fiscal 1994 first quarter income before cumulative effect of change in accounting principle of $119,000 ($.05 per share) and increased 7% over fiscal 1994 fourth quarter net of income of $532,000 ($.23 per share).

For the first three months of fiscal 1995, net sales totaled $8,933,000, representing a 29% increase over sales of $6,909,000 in the first three months of fiscal 1994.

The improved fiscal 1995 earnings are primarily attributable to increased sales of the Company's medical services subsidiary, MediTek Health Corporation, and increased sales volume in the Company's aerospace products and services subsidiary, HEICO Aerospace Corporation, discussed below.

The fiscal 1994 first quarter results include income of $381,000, or $.16 per share, from the cumulative effect on prior years of a change in accounting for income taxes.

Net sales of MediTek totaled $3,541,000 in the first quarter of fiscal 1995, representing an increase of $1,087,000, or 44%, over revenues in the first three months of fiscal 1994. The fiscal 1995 increase in MediTek's revenues are due principally to the inclusion of one medical diagnostic facility acquired in February 1994, as well as the opening of a new medical diagnostic center in the second quarter of fiscal 1994. Net sales of MediTek exclude revenues of the unconsolidated partnerships, which totaled $1.3 million and $1.7 million the first quarter of fiscal 1995 and 1994, respectively.

Net sales of HEICO Aerospace totaled $5,392,000 in the first quarter of fiscal 1995 as compared to $4,455,000 in the same period of fiscal 1994. The $937,000, or 21%, increase in HEICO Aerospace's first quarter revenues from fiscal 1994 to fiscal 1995 is due principally to higher sales volumes of the Company's commercial jet engine replacement parts.

HEICO Aerospace's total backlog of $13.3 million as of January 31, 1995 increased $2.7 million from $10.6 million as of January 31, 1994 and decreased $1 million from the October 31, 1994 backlog balance of $14.3 million. The increase in current backlog over that of January 31, 1994 is principally due to increases in orders from HEICO Aerospace's commercial airline industry and OEM customers. The decrease in current backlog from that of October 31, 1994 is principally due to the increased first quarter shipments. The backlog includes amounts based on estimated quantities provided by customers pursuant to certain contracts aggregating approximately $6 million at January 31, 1995.

Gross profit margins of MediTek averaged 34.5% in the first quarter of fiscal 1995 as compared to 28.9% in the first quarter of fiscal 1994. The increase in the gross profit margin percentage in fiscal 1995 is principally due to the addition of new centers with higher operating margins. This increase in margin percentage together with the aforementioned increase in MediTek's sales resulted in MediTek's gross profit increasing $514,000 in the first quarter of fiscal 1995 over the first quarter of fiscal 1994.

HEICO Aerospace's gross profit margins averaged 32.3% for the first quarter of fiscal 1995, an increase over the 24.7% average margins experienced in the same period of fiscal 1994. This increase in gross profit margins reflects an increase in sales of higher margin products and manufacturing cost reductions.

First quarter fiscal 1995 selling, general and administrative expenses increased $300,000 over amounts in the first quarter of fiscal 1994 due principally to increased HEICO Aerospace selling efforts and increased general corporate expenses, partially offset by the effects of expense reduction programs at MediTek. As a percentage of sales, however, these expenses declined to 21.0% of consolidated net sales in the first quarter of fiscal 1995 from 22.9% in the first quarter of fiscal 1994.

The equity in loss of unconsolidated partnerships increased in the first quarter of fiscal 1995 from the same period of last year primarily due to an increase in the Company's ownership percentage of the unconsolidated partnerships. The equity in loss of these partnerships includes costs representing the management services fee income payable to MediTek and included in consolidated net sales as part of medical services sales. This income totaled $135,000 in the first quarter of fiscal 1995 and $173,000 in the first quarter of fiscal 1994.

Income from operations, which totaled $909,000 for the first quarter of fiscal 1995, increased $799,000 over the same period of last year. This increase reflects income from operations at MediTek of approximately $700,000 in the current year as compared to approximately $170,000 in the first quarter of last year and income from operations at HEICO Aerospace of approximately $1 million in the first quarter of fiscal 1995 as compared to approximately $490,000 in the first quarter of last year. MediTek's improvement results primarily from the additional diagnostic centers discussed above, while HEICO Aerospace's improvement is due primarily to the aforementioned gross profit margin improvements and sales volume increases.

Interest expense in the first quarter of fiscal 1995 was $92,000 as compared to $42,000 of interest expense in the first quarter of fiscal 1994. This increase in interest expense is attributable to increases in debt associated with additional MediTek centers.

Interest and other income increased $24,000 from the first quarter of fiscal 1994 to the first quarter of the current year due principally to an increase in market interest rates.

The Company's effective tax rate increased from 36.3% for the first quarter of fiscal 1994 to 39.3% in the same period of fiscal 1995 primarily due to the reduced impact of tax benefits on investment income and export sales as a result of the higher level of income from operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1995, net cash provided by operating activities totaled $714,000, up from $462,000 in the first three months of fiscal 1994.

The Company's principal investing activities during the first quarter of fiscal 1995 were the purchase of short-term investments and contingent note payments related to MediTek's acquisitions.

The Company's principal financing activities during the first quarter of fiscal 1995 were the receipt of funds for the exercise of Company stock options and the payment of funds for the open market purchases of 13,000 shares of the Company's stock, scheduled payments on long-term debt and payments of cash dividends.

There have been no other material changes in the liquidity or the capital resources of the Company since the end of fiscal 1994.

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in previously reported litigation involving the Company and its subsidiaries. See also reference to plaintiff litigation in
         Item 5. "Other Matters."

ITEM 5.  OTHER MATTERS

         In June 1994, the Second Judicial Circuit Court of Florida, in and for Leon County (the "State Court") in a lawsuit in which MediTek was a co-plaintiff ruled that certain fee caps (the "Fee Caps") passed by the State of Florida's (the "State") legislature in 1992 limiting fees charged by designated health service providers, including diagnostic imaging, violated the Constitution of the State and, therefore, are unenforceable. In February 1995, the State Court issued an order granting final summary judgement that the Fee Caps were unconstitutional for providers of diagnostic imaging services. The State is expected to appeal the decision, but has not yet filed an appeal.

         As a result of the State Court's decision, MediTek is not presently subject to the Fee Caps. Further, due to other court challenges, MediTek and all other diagnostic imaging service providers have never been subject to the Fee Caps. Although MediTek believes that the Fee Caps violate both the Florida Constitution and the United States Constitution, there can be no assurance that the State Court's decision will not be reversed, or that the Fee Caps will ultimately be found to be unconstitutional or that the Fee Caps would not be reinstated retroactively to the initial effective date. Imposition of Fee Caps could have a materially adverse impact upon MediTek's operations within Florida, which contributed approximately 47% of MediTek's income from operations for the first three months of fiscal 1995. (See
         Item 1. Business - Medical Services, "Government regulation" of the Company's Form 10-K for the year ended October 31, 1994.)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 11 - Computation of earnings per share.

         (b) There were no reports on Form 8-K filed during the three months ended January 31, 1995.

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEICO CORPORATION
                               (Registrant)

     March 10, 1995                        BY /s/Thomas S. Irwin
- - ------------------------                   ------------------------------------
         Date                              Thomas S. Irwin, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)