Form 10-Q
period 1995-04-30
HEICO CORP
filed 1995-06-12
CIK 46619

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995

                                    OR

         ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

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

                    Yes   [X]                   No [ ]

The number of shares outstanding of the issuer's common stock, $.01 par value, is 2,298,317 shares as of May 31, 1995.

                             HEICO CORPORATION

                                   INDEX

                                                                       Page No.

Part I.      Financial information:

     Consolidated Condensed Balance Sheets as of
       April 30, 1995 and October 31, 1994............................   3

     Consolidated Condensed Statements of Operations for the
       six and three months ended April 30, 1995 and 1994.............   4

     Consolidated Condensed Statements of Cash Flows for the
       six months ended April 30, 1995 and 1994.......................   5

     Notes to Consolidated Condensed Financial Statements.............   6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations............................   8

Part II. Other Information:

     Item 1.  Legal Proceedings.......................................  12

     Item 4.  Submission of Matters to a Vote of Security Holders.....  12

     Item 5.  Other Matters...........................................  12

     Item 6.  Exhibits and Reports on Form 8-K........................  13

                       PART I. FINANCIAL INFORMATION
                    HEICO CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                  ASSETS
                                                                        April 30,                October 31,
                                                                           1995                     1994
                                                                       -----------               -----------
                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                          $4,078,000                $5,030,000
     Short-term investments                                                943,000                      --
     Accounts receivable, net                                            6,779,000                 5,720,000
     Inventories                                                         5,462,000                 5,261,000
     Prepaid expenses and other current assets                           1,342,000                 1,329,000
     Deferred income taxes                                               1,350,000                 1,251,000
                                                                       -----------               -----------
        Total current assets                                            19,954,000                18,591,000
                                                                       -----------               -----------

Property, plant and equipment                                           24,537,000                21,908,000
     Less accumulated depreciation                                     (14,367,000)              (13,300,000)
                                                                       -----------               -----------
        Property, plant and equipment, net                              10,170,000                 8,608,000
                                                                       -----------               -----------
Intangible assets less accumulated amortization of
     $1,033,000 in 1995 and $853,000 in 1994                            11,651,000                10,169,000
                                                                       -----------               -----------
Investments in and advances to unconsolidated
     partnerships                                                        2,089,000                 1,152,000
                                                                       -----------               -----------
Other assets                                                             1,019,000                   500,000
                                                                       -----------               -----------
        Total assets                                                   $44,883,000               $39,020,000
                                                                       ===========               ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                               $1,351,000                $1,054,000
     Trade accounts payable                                              1,730,000                 1,048,000
     Accrued expenses and other current liabilities                      3,986,000                 3,798,000
                                                                       -----------               -----------
        Total current liabilities                                        7,067,000                 5,900,000
                                                                       -----------               -----------
Long-term debt                                                           7,108,000                 4,402,000
                                                                       -----------               -----------
Deferred income taxes                                                    1,657,000                 1,623,000
                                                                       -----------               -----------
Other non-current liabilities                                              400,000                      --
                                                                       -----------               -----------
Minority interests                                                           4,000                    34,000
                                                                       -----------               -----------
Commitments and contingencies:
Shareholders' equity:
     Preferred stock, par value $.01 per share; Authorized - 10,000,000 shares issuable in series; 50,000 designated as Series A Junior
        Participating Preferred
        Stock, none issued                                                    --                        --
     Common stock, $.01 par value; Authorized -
        20,000,000 shares; Issued - 2,522,145 shares in 1995 (including
        229,286 shares to be issued on July 28, 1995 as a stock dividend)
        and 2,493,311 shares in 1994                                        25,000                    23,000
     Capital in excess of par value                                      3,508,000                    22,000
     Retained earnings                                                  28,806,000                30,994,000
                                                                       -----------               -----------
                                                                        32,339,000                31,039,000
     Less:  Note receivable from employee savings and
            investment plan                                             (3,692,000)               (3,978,000)
                                                                       -----------               -----------
        Total shareholders' equity                                      28,647,000                27,061,000
                                                                       -----------               -----------
        Total liabilities and shareholders' equity                     $44,883,000               $39,020,000
                                                                       ===========               ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                                             HEICO CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      SIX MONTHS ENDED APRIL 30,        THREE MONTHS ENDED APRIL 30,
                                                      --------------------------        ----------------------------
                                                         1995              1994            1995               1994
                                                     -----------       -----------      ----------        ----------
Revenues:
Aerospace products and services sales,
   net of returns and allowances                     $11,786,000       $ 8,839,000      $ 6,394,000       $ 4,384,000
Medical services sales, net of allowances              7,492,000         5,871,000        3,951,000         3,417,000
                                                     -----------       -----------      -----------       -----------

Net sales                                             19,278,000        14,710,000       10,345,000         7,801,000
                                                     -----------       -----------      -----------       -----------

Operating costs and expenses:
Cost of aerospace products and services                8,086,000         6,461,000        4,434,000         3,106,000
Cost of medical services                               4,919,000         4,029,000        2,601,000         2,284,000
Selling, general and administrative expenses           3,998,000         3,425,000        2,119,000         1,846,000
Equity in loss of unconsolidated partnerships            334,000           161,000          159,000            41,000
                                                     -----------       -----------      -----------       -----------

Total operating costs and expenses                    17,337,000        14,076,000         9,313,000        7,277,000
                                                     -----------       -----------       -----------      -----------

Income from operations                                 1,941,000           634,000        1,032,000           524,000

Interest expense                                        (180,000)          (78,000)          (88,000)         (36,000)
Interest and other income                                285,000           221,000           142,000          102,000
Minority interest in consolidated partnership            (41,000)           (7,000)         (18,000)           (7,000)
                                                     -----------       -----------      -----------       -----------
Income before income taxes and cumulative
   effect of change in accounting principle            2,005,000           770,000         1,068,000          583,000

Income tax expense                                       784,000           280,000          416,000           212,000
                                                     -----------       -----------      -----------       -----------

Income before cumulative effect of
   change in accounting principle                      1,221,000           490,000           652,000          371,000

Cumulative effect on prior years of change
   in accounting for income taxes                          --              381,000             --               --
                                                     -----------       -----------       -----------      --------

Net income                                           $ 1,221,000       $   871,000      $   652,000       $   371,000
                                                     ===========       ===========      ===========       ===========

Income per share before cumulative effect
   of change in accounting principle                    $ .48             $ .19             $ .25             $ .15
                                                        =====             =====             =====             =====

Net income per share                                    $ .48             $ .34             $ .25             $ .15
                                                        =====             =====             =====             =====

Weighted average number of common
   and common equivalent shares outstanding            2,560,680         2,546,199         2,592,809        2,530,039
                                                     ===========       ===========       ===========      ===========

Cash dividends per share                                $.068             $.068
                                                        =====             =====


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                                             HEICO CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                   SIX MONTHS ENDED
                                                                                       APRIL 30,
                                                                       -------------------------------------
                                                                          1995                      1994
                                                                       ----------                  ---------
Cash flows from operating activities:
   Net income                                                          $1,221,000                   $871,000
   Items affecting cash from operations:
     Depreciation and amortization                                      1,222,000                    911,000
     Deferred income taxes                                                (65,000)                  (206,000)
     Loss from unconsolidated partnerships                                495,000                    308,000
     Minority interest in consolidated partnerships                        41,000                      7,000
     Cumulative effect of change in
        accounting principle                                               --                       (381,000)
     Change in assets and liabilities:
        (Increase) in accounts receivable                              (1,058,000)                  (503,000)
        (Increase) in inventories                                        (202,000)                  (638,000)
        (Increase) in prepaid expenses and other
           current assets                                                  (5,000)                   (11,000)
        Increase in trade payables, accrued
          expenses and other current liabilities                          899,000                    458,000
        Other                                                              18,000                     (7,000)
                                                                       ----------                -----------
     Net cash provided by operating activities                          2,566,000                    809,000
                                                                       ----------                -----------

Cash flows from investing activities:
     Advances to unconsolidated partnerships                             (509,000)                  (205,000)
     Purchases of property, plant and equipment                          (386,000)                  (606,000)
     Acquisitions:
        Contingent note payments                                       (1,076,000)                  (611,000)
        Other                                                             (64,000)                (1,107,000)

     Purchase of short-term investments                                  (943,000)                    --
     Deferred organization costs                                         (279,000)                    --
     Payment received from employee savings and
        investment plan note receivable                                   286,000                     --
     Other                                                                  4,000                   (202,000)
                                                                       ----------                -----------
        Net cash (used in) investing activities                        (2,967,000)                (2,731,000)
                                                                       ----------                -----------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                          367,000                     22,000
     Proceeds from the issuance of long-term debt                          80,000                     30,000
     Payments on long-term debt                                          (637,000)                  (179,000)
     Repurchase of common stock                                          (117,000)                  (238,000)
     Cash dividends paid                                                 (171,000)                  (170,000)
     Other                                                                (73,000)                     7,000
                                                                       ----------                -----------
        Net cash (used in) financing activities                          (551,000)                  (528,000)
                                                                       ----------                -----------

Net (decrease) in cash and cash equivalents                              (952,000)                (2,450,000)
Cash and cash equivalents at beginning of year                          5,030,000                  5,481,000
                                                                       ----------                -----------
Cash and cash equivalents at end of period                             $4,078,000                 $3,031,000
                                                                       ==========                ===========







SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    HEICO CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
             For the six months ended April 30, 1995 and 1994

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1994. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flow for such interim periods presented. The results of operations for the six months ended April 30, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Short-term investments are highly liquid investments with maturities of more than three months when purchased and are carried at cost, which approximates market.

3.  Accounts receivable are composed of the following:


                                                                  APRIL 30, 1995        OCTOBER 31, 1994
                                                              ------------------        ----------------
       Accounts receivable..............................      $        8,534,000        $      7,284,000
       Less contractual allowances and
          allowance for doubtful accounts...............               1,755,000               1,564,000
                                                              ------------------        ----------------
       Accounts receivable, net.........................      $        6,779,000        $      5,720,000
                                                              ==================        ================

    Inventories are comprised of the following:



                                                                  APRIL 30, 1995        OCTOBER 31, 1994
                                                              ------------------        ----------------

       Finished products................................      $        2,282,000        $      1,916,000
       Work in process..................................               1,867,000               1,784,000
       Materials, parts, assemblies and supplies........               1,313,000               1,561,000
                                                              ------------------        ----------------
       Total inventories................................      $        5,462,000        $      5,261,000
                                                              ==================        ================

Revenue, inventory and receivable amounts set forth in the accompanying consolidated condensed financial statements do not include any material amounts related to long-term contracts.

4. Certain MediTek operating costs have been reclassified from selling, general and administrative expenses to cost of medical services for the six and three months ended April 30, 1994 in the amounts of $1,350,000 and $808,000, respectively, to conform with the fiscal 1994 year end presentation.

5. The equity in loss of unconsolidated partnerships reported in the consolidated condensed statements of operations for the six month and three month periods has been reduced by interest income from the unconsolidated partnerships of $161,000 and $82,000, respectively, in 1995 and $147,000 and $75,000, respectively, in 1994.

6. On May 8, 1995, the Company's Board of Directors declared a 10% stock dividend payable July 28, 1995 to shareholders of record on July 7, 1995. This transaction was recorded as if it had occurred on April 30, 1995. The transaction was valued based on the closing market price of the Company's stock on May 5, 1995. Retained earnings was charged $3,238,000 as a result of the 229,286 shares of the Company's common stock to be issued. All income per share, dividend per share and common shares outstanding information has been restated to reflect this stock dividend.

7. Income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus common share equivalents arising from the assumed exercise of stock options, if dilutive.

8. Supplemental disclosures of cash flow information for the six months ended April 30, 1995 and 1994 are as follows:

    Cash paid for interest was $180,000 and $84,000 in 1995 and 1994, respectively. Cash paid for income taxes was $420,000 and $164,000 in 1995 and 1994, respectively.

    Non-cash investing and financing activities related to purchases of property, plant and equipment of $2,218,000, investments in and advances to unconsolidated partnerships of $908,000 and deferred charges of $484,000 which were financed by capital leases assumed from an unconsolidated partnership during fiscal 1995. Additionally, retained earnings was charged $3,238,000 effective April 30, 1995 as a result of the 10% stock dividend described in Note 6 above.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the six months ended April 30, 1995 and 1994

RESULTS OF OPERATIONS

Fiscal 1995 second quarter net income of $652,000 ($.25 per share) increased 76% over fiscal 1994 second quarter net income of $371,000 ($.15 per share) and increased 15% over fiscal 1995 first quarter net of income of $569,000 ($.23 per share). Fiscal 1995 second quarter net sales totaled $10,345,000, representing a 33% increase over sales of $7,801,000 in the second quarter of fiscal 1994.

For the first half of fiscal 1995, net sales and net income totaled $19,278,000 and $1,221,000 ($.48 per share), respectively, representing a 31% increase over sales of $14,710,000 in the first half of fiscal 1994 and a 40% increase over net income of $871,000 ($.34 per share) in the first half of fiscal 1994.

The net income improvement in fiscal 1995 represents a 149% increase over last year's six month results, after excluding the impact of an accounting change which increased net income during the first six months of last year by $381,000 ($.15 per share).

The improved fiscal 1995 operating results are attributable to increased sales volume in the Company's aerospace products and services subsidiary, HEICO Aerospace Corporation, and increased sales of the Company's healthcare services subsidiary, MediTek Health Corporation, discussed below.

Net sales of HEICO Aerospace totaled $6,394,000 in the second quarter of fiscal 1995, representing a $2,010,000, or 46%, increase over its revenues in the second quarter of last year. In the first six months of fiscal 1995, net sales of HEICO Aerospace totaled $11,786,000 as compared to $8,839,000 in the same period of fiscal 1994, representing a $2,947,000, or 33%, increase. These increases are due principally to higher sales volumes of the Company's commercial jet engine replacement parts.

Net sales of MediTek totaled $3,951,000 in the second quarter of fiscal 1995, representing a $534,000, or 16%, increase over its revenues in the second quarter of last year. In the first six months of fiscal 1995, net sales of MediTek totaled $7,492,000, representing an increase of $1,621,000, or 28%, over revenues in the first six months of fiscal 1994. The fiscal 1995 increase in MediTek's revenues are due principally to the inclusion of one medical diagnostic facility acquired in February 1994, as well as the opening of two new medical diagnostic centers, one each in the second quarter of fiscal 1994 and second quarter of fiscal 1995. Further, the increase reflects the addition of Magnetic Resonance Imaging (MRI) capabilities at another one of MediTek's facilities in the second half of fiscal 1994. Net sales of MediTek exclude revenues of the unconsolidated partnerships, which totaled $2.6 million and $3.4 million in the first half of fiscal 1995 and 1994, respectively, and $1.3 million and $1.7 million in the second quarter of fiscal 1995 and fiscal 1994, respectively.

HEICO Aerospace's total backlog of $14.3 million as of April 30, 1995 increased $2.7 million from $11.6 million as of April 30, 1994 and remained level with the October 31, 1994 backlog balance. The increase in current backlog over that of April 30, 1994 is principally due to increases in orders from HEICO Aerospace's commercial airline industry customers. The backlog includes amounts based on estimated quantities provided by customers pursuant to certain contracts aggregating approximately $5 million at April 30, 1995.

HEICO Aerospace's gross profit margins averaged 31.4% for the first half of fiscal 1995 and 30.7% in the second quarter of fiscal 1995, as compared to 26.9% and 29.2%, respectively, in the comparable six month and three month periods of fiscal 1994. The increases in gross profit margins in the current year reflect an increase in sales of higher margin products and manufacturing cost reductions.

MediTek's gross profit margins averaged 34.3% for the first half of fiscal 1995 and 34.2% in the second quarter of fiscal 1995 as compared to 31.4% and 33.2%, respectively, in the comparable six-month and three-month periods of fiscal 1994. The increases in gross profit margins in the current year are principally due to improved performance at certain centers resulting primarily from higher sales volumes.

Selling, general and administrative expenses in the first half and second quarter fiscal 1995 increased $573,000 and $273,000, respectively, over amounts in the same periods of fiscal 1994 due principally to increased general corporate expenses and increased HEICO Aerospace marketing efforts, partially offset by the effects of expense reduction programs at MediTek. As a percentage of sales, however, these expenses declined as a percentage of consolidated net sales to 20.7% in the first half of fiscal 1995 and 20.5% in the second quarter of fiscal 1995, down from 23.3% and 23.7%, respectively, in the comparable six-month and three-month periods of fiscal 1994.

The equity in loss of unconsolidated partnerships increased in the first half and second quarter of fiscal 1995 from the same periods of last year primarily due to lower sales volumes at the partnership centers. The equity in loss of these partnerships includes costs representing the management services fee income payable to MediTek and included in consolidated net sales as part of medical services sales. This income totaled $304,000 and $356,000 in the first half of fiscal 1995 and fiscal 1994, respectively, and $169,000 and $183,000 in the second quarter of fiscal 1995 and fiscal 1994, respectively.

Income from operations, which totaled $1,941,000 for the first six months of fiscal 1995 and $1,032,000 for the second quarter of fiscal 1995, increased $1,307,000 and $508,000, respectively, over the same six-month and three-month periods of last year. This increase reflects income from operations at HEICO Aerospace of approximately $2.2 million in the first half of fiscal 1995 and $1.1 million in the second quarter of fiscal 1995 as compared to approximately $1.1 million and $600,000, respectively, in the same six-month and three-month periods of last year. The increase also reflects income from operations at MediTek of approximately $1.4 million for the first half of the current year and $700,000 for the second quarter of the current year as compared to approximately $800,000 and $600,000, respectively, in the same six-month and three-month periods of last year. The increases at HEICO Aerospace and MediTek were partially offset by higher general corporate expenses. HEICO Aerospace's improvement is due primarily to the aforementioned sales volume increases and gross profit margin improvements. MediTek's improvement results primarily from the additional revenues discussed above.

Interest expense in the first half of fiscal 1995 totaled $180,000 as compared to $78,000 in the first half of fiscal 1994 and $88,000 in the second quarter of fiscal 1995 as compared to $36,000 in the second quarter of fiscal 1994. These increases are primarily attributable to additional debt associated with MediTek centers.

Interest and other income increased $64,000 from the first six months of fiscal 1994 versus the first six months of the current year and $40,000 from the second quarter of fiscal 1994 versus the second quarter of fiscal 1995 due principally to an increase in market interest rates and an increase in invested cash.

The Company's effective tax rate increased from 36.4% for the first half of fiscal 1994 to 39.1% in the same period of fiscal 1995 primarily due to the reduced impact of tax benefits on investment income and export sales as a result of the higher level of income from operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1995, net cash provided by operating activities totaled $2,566,000, up from $809,000 in the first six months of fiscal 1994 primarily as a result of higher operating earnings.

The Company's principal investing activities during the first six months of fiscal 1995 were the purchase of short-term investments and contingent note payments related to MediTek's acquisitions.

The Company's principal financing activities during the first half of fiscal 1995 were the receipt of funds for the exercise of Company stock options and the payment of funds for the open market purchases of 13,000 shares of the Company's stock, scheduled payments on long-term debt and payments of cash dividends.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on March 21, 1995. The only proposal voted on at this meeting was for the election of Directors. All nominees ran unopposed and were elected to serve until the next annual meeting or until a Director's successor is elected and qualified.

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

         As a result of the State Court's decision, MediTek is not presently subject to the Fee Caps. Further, due to other court challenges, MediTek and all other diagnostic imaging service providers have never been subject to the Fee Caps. Although MediTek believes that the Fee Caps violate both the Florida Constitution and the United States Constitution, there can be no assurance that the State Court's decision will not be reversed, or that the Fee Caps will ultimately be found to be unconstitutional or that the Fee Caps would not be reinstated retroactively to the initial effective date. Imposition of Fee Caps could have a materially adverse impact upon MediTek's operations within Florida, which contributed approximately 46% of MediTek's income from operations for the first six months of fiscal 1995. (See Item
         1. Business - Medical Services, "Government regulation" of the Company's Form 10-K for the year ended October 31, 1994.)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 11 - Computation of earnings per share.

         (b)      Exhibit 27 - Financial Data Schedule (electronic filing only).

         (c) There were no reports on Form 8-K filed during the three months ended April 30, 1995.

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEICO CORPORATION
                             -----------------
                               (Registrant)




      JUNE 12, 1995                BY /S/ THOMAS S. IRWIN
- - ----------------------             --------------------------------------------
         Date                      Thomas S. Irwin, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)