Form 10-K405
period 1995-10-31
HEICO CORP
filed 1996-01-16
CIK 46619

As filed with the Securities and Exchange Commission on January 16, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

            X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995 OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                           For the transition period from ________ to ________

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

                                 (954) 987-6101
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:

       COMMON STOCK,
 PAR VALUE $.01 PER SHARE                    AMERICAN STOCK EXCHANGE
   (Title of Each Class)            (Name of Each Exchange On Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                         PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X                   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 1995 was $26,866,000 based on the closing price of $19.00 on December 31, 1995 as reported by the American Stock Exchange and after subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the Registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

COMMON STOCK, $.01 PAR VALUE                    2,550,340 SHARES
          (Class)              (Outstanding at January 5, 1996 before 10% stock
                                       dividend payable February 8, 1996)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III. See Item 14(a)(3) on page 49 for a listing of exhibits.

PART I

ITEM 1.  BUSINESS

HEICO Corporation (the Company) is principally engaged in two business segments: the manufacture and sale of aerospace products and services through HEICO Aerospace Corporation (HEICO Aerospace), a wholly-owned subsidiary of the Company and the acquisition, development, and operation of high technology medical diagnostic imaging facilities through MediTek Health Corporation (MediTek), also a wholly-owned subsidiary of the Company. References in this Annual Report on Form 10-K to the "Company" include each of the Company's subsidiaries unless otherwise required by the context.

         Financial information concerning the Company's operations in its two principal industry segments for the three years ended October 31, 1995 appears in Note 12 to the Consolidated Financial Statements. For a description of the general development of these businesses, see the narrative below.

         The Company was organized in 1993 creating a new holding company known as HEICO Corporation and renaming the former holding company (formerly known as HEICO Corporation, organized in 1957) as HEICO Aerospace Corporation. The reorganization, which was completed in 1993, did not result in any change in the business of the Company, its consolidated assets or liabilities or the relative interests of its shareholders.

                         AEROSPACE PRODUCTS AND SERVICES

PRODUCTS AND DISTRIBUTION

The Company's Aerospace Products and Services business is operated through HEICO Aerospace and is composed principally of Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), and Aircraft Technology, Inc. (Aircraft Technology), all of which are wholly-owned subsidiaries.

JET AVION CORPORATION - Jet Avion, a Florida corporation, is engaged in the development and sale of certain replacement parts for commercial jet aircraft engines, principally combustion chambers, combustion chamber parts and other engine components for Pratt & Whitney JT8D engines, which are used in Boeing 727 and 737 and McDonnell Douglas DC-9 and MD-80 commercial aircraft. In 1991, Jet Avion commenced an expanded program to obtain additional Federal Aviation Administration ("FAA") approval to manufacture and sell other replacement parts. In the last three years, Jet Avion has obtained and is continuing to obtain FAA approvals on additional replacement parts for: JT8D engines; JT9D engines, which are used in Boeing 747 and 767, Airbus A300 and A310 and McDonnell Douglas DC-10 aircraft; PW2000 engines, which are utilized in Boeing 757 aircraft; and PW4000 engines which are utilized in Boeing 747 and 767, Airbus A300, A310 and A330 and McDonnell Douglas MD-11 aircraft.

         Jet Avion sells its jet engine replacement parts principally to domestic and foreign commercial air carriers and aircraft repair (airmotive) companies through Jet Avion's sales force.

         Jet Avion holds Parts Manufacturing Approvals (PMA) from the FAA for the JT8D and JT3D combustion chambers and certain other component parts of the JT3D, JT8D, JT9D, PW2000, and PW4000 engines. With PMA certification, Jet Avion may manufacture and sell approved replacement parts as FAA certified. This approval is obtained by submitting to the FAA a data package concerning replacement parts intended to be manufactured by the Company, and, if the FAA finds such parts qualify as original part replacements, PMA certification is then granted. For information regarding pending litigation relating to certain of Jet Avion's sales, see Item 3 to Part I of this Form 10-K.

LPI INDUSTRIES CORPORATION - LPI, a Florida corporation, is engaged in the production of a variety of component parts for the aerospace and defense industry. LPI manufactures and sells these component parts principally to original equipment manufacturers as a subcontractor and to the U.S. Government as a replacement parts supplier through LPI's sales force. Orders are obtained through competitive bidding and generally have contract terms from one to three years. Currently, orders extending beyond one year are not significant.

         Effective in fiscal 1996, LPI became responsible for a substantial portion of the manufacturing of Jet Avion's products in addition to the LPI products. This consolidation of manufacturing has allowed the Company to remain a high quality and cost effective competitor as aerospace and defense industry customers face prospects of long-term reduction in defense spending and delays in new airframe deliveries, as well as increased foreign sourcing of jet engine component production.

AIRCRAFT TECHNOLOGY, INC. - Aircraft Technology is engaged primarily in the overhaul and repair of certain of JT8D and JT3D jet engine components and markets its services principally through Jet Avion's sales force.

         ATI Heat Treat, a subsidiary of Aircraft Technology, provides commercial heat treating and brazing services to various manufacturing companies including the other HEICO Aerospace subsidiaries.

PRINCIPAL PRODUCTS AND CUSTOMERS

JT8D engine products and services accounted for approximately 51% of the Company's total consolidated sales in fiscal 1995, 40% in fiscal 1994 and 50% in fiscal 1993. No one aerospace customer accounted for sales of 10% or more of consolidated sales during any of the last three fiscal years. Military sales were less than 1% of the Company's consolidated sales in fiscal 1995.

COMPETITION

With respect to sales of jet engine replacement parts, the Company competes mainly with Pratt & Whitney, a division of United Technologies Corporation. The competition is based on price, service and ability to meet delivery commitments inasmuch as the Company's parts are interchangeable with the parts produced by Pratt & Whitney. The Company believes that it supplies a substantial portion of the market for certain JT8D engine parts for which it holds a PMA from the FAA, with Pratt & Whitney controlling the balance.

         With respect to other aerospace products and services, the Company competes with a large number of machining, fabrication and repair companies, some of which have greater financial resources than the Company. Competition is based mainly on price, quality, service and technical capability.

BACKLOG

The backlog of unshipped orders for aerospace products and services as of October 31, 1995 was $23 million as compared to $14.3 million as of October 31, 1994 and $10.8 million as of October 31, 1993. The backlog includes amounts based on estimated quantities provided by customers pursuant to certain contracts aggregating approximately $14 million at October 31, 1995. Substantially all of this backlog of orders as of October 31, 1995 are expected to be delivered during fiscal 1996. For additional information regarding the Company's backlog, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Backlogs."

RESEARCH, DEVELOPMENT AND PRODUCT IMPROVEMENT ACTIVITIES

The Company has developed expanded engineering capabilities to manufacture and distribute additional jet engine parts as discussed above. In fiscal 1995, 1994 and 1993, the cost of such activities amounted to approximately $1,800,000, $1,200,000 and $1,000,000, respectively.

PATENTS, TRADEMARKS, ETC.

As discussed under "Products and distribution" above, the Company's PMAs from the FAA are material to the Company's aerospace business. The Company does not have any patents and believes that the loss of any of its trademarks or licenses would not materially adversely affect the Company.

RAW MATERIALS

The principal materials used in the manufacture of combustion chambers and combustion chamber parts are high temperature alloy sheet metal and castings. The alloy sheet metal and castings, as well as other raw materials, parts and components used by the Company's aerospace operations, are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

                               HEALTHCARE SERVICES

SERVICES RENDERED

MediTek, through its wholly-owned subsidiaries and investment partnerships in which such subsidiaries serve as the managing partner, is engaged in the acquisition, development and operation of high technology medical diagnostic imaging facilities which specialize in magnetic resonance imaging (MRI), computed axial tomography (CT), ultrasound, and other state-of-the-art diagnostic technologies. MediTek offers its operation and management services to hospitals, physician groups and other health care providers. As of the end of fiscal 1995, MediTek operated a total of twelve high technology medical diagnostic facilities (centers). In addition, during fiscal 1995, MediTek entered into agreements to open its thirteenth and fourteenth centers in fiscal 1996, one in affiliation with a hospital in Newark, New Jersey and another center in the Birmingham, Alabama area.

         The health care industry has expanded rapidly throughout the United States. This expansion is fueled by the demand for increased levels of patient care and an increased reliance on high-technology diagnostic and treatment equipment to support the industry's emphasis on wellness and prevention. Medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-ray to the advanced technologies of MRI, CT, nuclear medicine and ultrasound.

         New regulatory and cost containment controls introduced by the government, insurance carriers and managed care organizations have also caused health care providers to pursue new approaches to delivering quality services to meet patient and physician demands while remaining both competitive and profitable.

         MediTek offers the advantage of minimizing the health care provider's exposure to risk by matching the provider's needs with the appropriate technology and at the same time offering a full range of services in connection with purchasing equipment, constructing or remodeling facilities, patient billing and collection, training technical and support staff and overall marketing and management services.

MEDICAL REIMBURSEMENT PROGRAMS

Most patients rely upon reimbursement by third parties (such as insurance carriers, health maintenance and similar organizations, and government health care programs) to pay for medical services. Because of the high cost of such procedures, the amount and availability of reimbursement for procedures performed by MRI, CT and other high technology health care systems impact the use and revenues of such systems. The Company believes that, due to the continuing national concern with rising health care costs, the amount of reimbursement for healthcare services, including imaging services, is likely to be reduced. In addition, efforts to control health care costs could result in increased limitations on the use of expensive medical technology, including imaging services. Any significant reduction in reimbursements for imaging services or in utilization of such services could adversely affect MediTek's business.

         Private insurance carriers generally reimburse service providers only the "reasonable and customary" amounts for medically necessary services. Reimbursement to MediTek by health maintenance or similar organizations is generally pursuant to a contractual arrangement involving a substantial price discount from standard prices. In most cases, the volume of work under such arrangements compensates for the discounted prices.

         Medically necessary services provided to participants in the federal Medicare program are reimbursed only (i) if such services have been approved for reimbursement by the Health Care Financing Administration ("HCFA"), and (ii) in the amount authorized by Medicare intermediaries (generally insurance companies) on a geographical basis. The medical services currently provided by MediTek have been approved for reimbursement by HCFA. There are significant differences in the Medicare reimbursement rates for services in different locations. Medicare reimbursement rates are generally, but not always, lower than the reimbursement rates of third-party insurance carriers.

ACQUISITIONS AND NEW CENTER DEVELOPMENT

During fiscal 1995, MediTek opened two new centers: one in affiliation with a hospital in St. Petersburg, Florida, the Palms of Pasadena MRI Center and the second as a free standing center in the Atlanta, Georgia area, the Pinnacle Imaging Center. In addition, MediTek contracted to open new centers in Newark, New Jersey, the United MRI Center and in the Birmingham, Alabama area, the Greystone Imaging Center.

         MediTek plans to take advantage of opportunities for growth within the high technology medical diagnostic services market by continuing to expand its operations to areas within the United States principally through acquiring and opening new centers in underserved markets.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements for a description of the Company's acquisitions during the past three years.

IMAGING CENTERS, OWNERSHIP AND MODALITIES

The following table sets forth certain information concerning the centers owned/operated by MediTek as of October 31, 1995. The centers that are not owned by MediTek, either directly or through a wholly-owned subsidiary, are owned by partnerships of which MediTek is a general partner. MediTek provides management services to all of these centers and, accordingly, generally receives a management services fee ranging from 5% to 16% of center revenues.

                                                                ACQUIRED/
  LOCATION                      NAME                             OPENED                 OWNERSHIP         MODALITY(1)
-----------                ---------------                    ------------              ---------         -----------
Atlanta, GA                Premier Imaging                    October 1993              100%              MR
                           No. 1 (Premier North)

Atlanta, GA                Premier Imaging                    March 1994                100%              MR
                           No. 2 (Premier South)

Duluth, GA                 Pinnacle Imaging                   August 1995                51%              MR
                           Center

Chatham, NJ                Chatham MRI, Inc.                  October 1992              100%              MR,CT

Clearwater, FL             Sun Coast Imaging                  March 1993                100%              MR
                           Center

Tarpon Springs,            Helen Ellis MRI                    March 1994                 65%              MR
FL                         Center

Orlando, FL                Imaging Center of                  September 1991             50%              MR,CT,U,
                           Orlando                                                                        M,X

Palm Beach                 Palm Beach Gardens                 February 1992             100%              MR,CT,NM,
Gardens, FL                Imaging Center                                                                 M,X,U (2)

St. Petersburg,            Palms of Pasadena                  March 1995                100%              MR
FL                         MRI Center

Tampa, FL                  Imaging Center of                  July 1993                 100%              MR,CT,U,
                           Tampa                                                                          NM,X

Wellington, FL             MRI of Wellington                  December 1991              49.5%            MR

Winter Park, FL            Winter Park MRI                    September 1991             42%              MR

Newark, NJ                 United MRI Center                  (3)                       100%              MR

Shelby County, AL          Greystone Imaging                  (4)                       100%              MR,CT,U,
                           Center                                                                         M,X

---------------------------
(1)Modalities are magnetic resonance imaging (MR), computed axial tomography
   (CT), ultrasound (U), nuclear medicine (NM), mammography (M) and general x-ray (X).

(2)MR was added at the center in January 1996.

(3)Center is under construction and is expected to open in May 1996.

(4)Center is under construction and is expected to open in April 1996.

         MediTek obtains its medical equipment and supplies from various manufacturers and is not dependent on any one supplier. The volume of equipment and supply acquisitions allows MediTek to negotiate what it believes are competitive terms. Acquisition costs for new equipment can vary significantly depending upon the model and peripheral equipment acquired. Currently, acquisition costs typically range between $400,000 and $2 million for MRI equipment, between $125,000 and $1 million for CT equipment and between $30,000 and $250,000 for ultrasound equipment. MediTek, its wholly-owned centers and its managed partnerships either lease their equipment and facilities under operating or capital leases or utilize debt financing for their acquisitions.

COMPETITION

The health care industry in general, and the market for diagnostic imaging services in particular, are highly competitive. At present, diagnostic imaging is performed in hospitals, private physician's offices, clinics operated by group practices of physicians and independent imaging centers. Competition focuses on physician referrals at the local market level. Principal competitors of the Company are hospitals and physician-affiliated imaging centers, some of which have greater resources than the Company. In competing for customers requiring the opening of a new diagnostic imaging center, such as hospitals or clinics, MediTek competes with numerous equipment manufacturers, leasing companies, physician groups and other providers of medical imaging services. Many of these competitors also have substantially greater resources than the Company.

         In marketing its services to hospitals, physicians, managed care organizations and other health care providers, MediTek emphasizes its commitment to quality and the dependability of its service.

GOVERNMENT REGULATION

The health care industry is highly regulated. MediTek currently operates in Florida, Georgia and New Jersey and is subject to various federal and state laws and regulations concerning such matters as licensing of facilities and personnel, physician referrals, construction of new health care facilities and the acquisition of major medical equipment by health care facilities. The Company believes that MediTek's operations currently comply with all applicable laws and regulations and will continue to monitor federal and state activities in enforcing and enacting legislation and regulations which affect its business to determine what action, if any, may be necessary to comply with pending legislation or new interpretations of existing laws. However, there can be no assurance that subsequent laws, changes in present laws or interpretations of laws will not adversely affect the Company's high technology medical services business.

         The establishment, marketing and operation of MediTek's operations are subject to state laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. Such laws may also limit the manner in which patients may be solicited. Any determination that MediTek is engaged in the unauthorized practice of medicine could have a materially adverse effect by prohibiting MediTek's subsidiaries or partnerships from continuing their current procedures for conducting business. Management believes that its operations do not involve the practice of medicine because all professional medical services relating to its operations, such as the reading of the scans and related diagnosis, are separately provided by licensed physicians.

         All of MediTek's subsidiaries and partnerships are subject to the federal Medicare and Medicaid anti-kickback laws which prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for referring Medicare or Medicaid patients or purchasing, leasing, ordering or arranging for any item or service that is covered by Medicare or Medicaid. The law provides severe penalties for engaging in prohibited acts, including criminal sanctions and exclusion from the Medicare and Medicaid programs. The exclusion from participation in the Medicare-Medicaid programs would materially adversely affect the Company's high technology medical services business.

         In July 1991, the Department of Health and Human Services (HHS) issued "safe harbor" regulations that set forth provisions which, if met, will assure a partnership that distributions of profits to its partners who refer patients to or provide services for the partnership will be deemed not to violate the federal Medicare-Medicaid fraud and abuse statutes. The Company believes that none of MediTek's partnerships violates such statutes.

         In 1993, Congress enacted legislation within the Federal Omnibus Budget Reconciliation Act of 1993 which generally prohibits physicians from referring Medicare or Medicaid patients to any entity which provides any of a broad range of health services (including diagnostic imaging services) if the physician has
(i) an ownership or investment interest in the entity providing such health care service, or (ii) otherwise receives compensation (broadly defined in the legislation) from the entity. Further, the entity may not bill for any service furnished to patients pursuant to a prohibited referral. The legislative prohibitions became effective January 1, 1995. The Company does not believe that this legislation will materially adversely affect the structure of its operations because physician participation in ownership through existing MediTek partnerships terminated prior to 1995. Further, this legislation could assist MediTek's operations through increasing MediTek's opportunities to acquire existing centers at favorable prices if physicians choose to divest themselves of their ownership to ensure compliance.

         Current discussions within the Federal government regarding national health care reform are emphasizing containment of health care costs as well as expansion of the number of eligible parties. The Company believes that because of its emphasis on cost-effective, quality health care, it is well-positioned to take advantage of the reformed delivery system. However, there can be no assurance that the Company will be able to achieve its goal of maintaining and increasing its business as a result of such reform.

         The States of Florida, New Jersey and Georgia have each enacted laws that restrict or prohibit physicians from referring patients to health care facilities in which such physicians have a financial interest. The Florida law applicable to diagnostic imaging centers became effective October 1994 and referring physician participation in ownership of existing MediTek partnerships terminated prior to the legislation's effective date. Although the Company does not believe that these laws will have a material adverse effect on its operations in these states, there can be no assurance that these laws will not be interpreted or applied in such a way as to create such a material adverse effect, or that these states, or other states in which the Company does business, will not adopt similar or more restrictive laws or regulations that could have such a material adverse effect.

         The above referenced Florida legislation also imposed, with certain exceptions, a cap on the fees charged by all providers of designated health services (including diagnostic imaging services) equal to 115% of the Medicare limiting charge for such service (the "Fee Cap"). The Fee Cap was subsequently found to be unconstitutional and has never been enforced. The new legislation provided administrative penalties for each violation of these Fee Cap provisions. As enacted, the legislation contained a provision which exempted group practices and hospitals from the Fee Cap.

         In June 1994, the Second Judicial Circuit Court of Florida, in and for Leon County (the "State Court") in a lawsuit in which MediTek was a co-plaintiff ruled that the Fee Caps passed by the State of Florida's legislature violated the Constitution of the State and, therefore, are unenforceable. In February 1995, the State Court issued an order granting final summary judgment that the Fee Caps were unconstitutional for providers of diagnostic imaging services. The State Court's ruling was upheld on appeal.

         As a result of the State Court's decision, MediTek is not subject to the Fee Caps. Although MediTek, the State Court and the State District Court of Appeals believe that the Fee Caps violate the Florida Constitution, there can be no assurance that the State Court's decision will not be reversed, or that the Fee Caps will ultimately be found to be unconstitutional or that the Fee Caps would not be reinstated retroactively to the initial effective date. Imposition of Fee Caps could have a materially adverse impact upon MediTek's operations within Florida, which contributed approximately 51% of MediTek's income from operations for fiscal 1995.

         Many states, including New Jersey and Georgia, have programs (frequently referred to as "certificate of need" or "CON" programs) that control and regulate the construction of health care facilities and the acquisition by health care facilities of major medical equipment. Although such programs vary, a CON generally is required before constructing a "health care facility" and before a health care facility acquires capital intensive medical equipment or services. Some states require a CON for any purchase or lease of major medical equipment, such as an MRI or CT system, regardless of whether a health care facility is involved. The CON application process may be lengthy and costly. MediTek evaluates each opportunity for a new project separately and does not necessarily reject a potential project simply because it necessitates a CON, although the time and expense required to obtain a CON would be a factor in determining whether to proceed.

INSURANCE

MediTek maintains workers' compensation, general liability, commercial property and professional liability insurance in amounts deemed adequate by management. There is no assurance, however, that claims will not exceed the amount of the insurance coverage obtained or that the claims may not be excluded from coverage under the policies.

BACKLOG

Backlog is not a material aspect of MediTek's business.

RESEARCH AND DEVELOPMENT

MediTek does not engage in any material research and development activities.

PATENTS, TRADEMARKS, ETC.

The Company believes that its healthcare services business is not dependent upon any patents, trademarks, licenses, franchises or concessions.

RAW MATERIALS

The Company believes that the chemicals and other materials and supplies used in its healthcare services business are readily available from a number of sources.

                                     GENERAL

EMPLOYEES

At the end of fiscal 1995, the Company and its subsidiaries employed approximately 310 persons, of which 195 were employed within the aerospace products and services segment and 110 were employed within the healthcare services segment.

ENVIRONMENTAL REGULATION

Compliance with federal, state and local provisions relating to the protection of the environment has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

SEASONALITY

The Company believes that its business activities are not seasonal.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

The Company has no operations located outside of the United States. See Note 12 to the Consolidated Financial Statements for additional information regarding the Company's export sales.

ITEM 2.  PROPERTIES

The Company's headquarters is located at 3000 Taft Street, Hollywood, Florida and occupies approximately 5,000 square feet of office space at this location. HEICO Aerospace and its subsidiaries occupy the remainder of this 140,000 square foot facility, which is owned by HEICO Aerospace.

         MediTek occupies 4,600 square feet for its home office in Miami, Florida, under a lease expiring in 1996 with a renewable one year term. In addition, MediTek owns two medical condominium suites utilized for one of its medical imaging centers aggregating approximately 4,300 square feet. MediTek's six other centers, excluding five centers owned through partnerships, occupy facilities ranging in size from approximately 1,000 to 4,100 square feet, containing approximately 19,000 square feet of space in the aggregate. Center leases expire between September 1997 and August 2005 and, in certain instances, contain options to renew.

         The Company and its subsidiaries have adequate capacity to handle their anticipated needs for the foreseeable future. The real property owned by the Company is subject to mortgages. See Notes 6 and 7 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

In November 1989, HEICO Aerospace and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (United) in the United States District court for the Southern District of Florida. The complaint, as amended in fiscal 1995, alleges infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of United. United seeks approximately $10 million in damages for the patent infringement and approximately $30 million in damages for the misappropriation of trade secrets and the unfair competition claims. The aggregate damages referred to in the preceding sentence do not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the $10 million patent infringement damages. The complaint also seeks, among other things, pre-judgment interest and treble damages.

     In July and November 1995, the Company filed its answers to United's complaint denying the allegations. In addition, the Company filed counterclaims against United for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. United filed its answer denying certain counterclaims and moved to dismiss other counterclaims. No trial date has been set.

     Based on currently known facts, the Company's legal counsel has advised that it believes that the Company should be able to successfully defend the patent infringement claims alleged in United's complaint. With respect to the misappropriation and unfair competition claims, legal counsel to the Company has advised that it believes the likelihood that United will be able to prove a case regarding such claims within the statute of limitations is remote. Further, the Company intends to vigorously pursue its counterclaims against United. The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the accompanying consolidated financial statements.

     The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcome of these other matters will not have a significant effect on the Company's consolidated financial statements.

     See also the reference to plaintiff litigation in Item 1.
Business - Healthcare Services, "Government regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The names and ages of, and offices held by, the executive officers of the Company are as follows:

      NAME                                  AGE                                    OFFICE
      ----                                  ---                                    ------
Laurans A. Mendelson                        57                Chairman of the Board, President
                                                              and Chief Executive Officer of
                                                              the Company and MediTek Health
                                                              Corporation

Thomas S. Irwin                             49                Executive Vice President and
                                                              Chief Financial Officer of the
                                                              Company

Eric A. Mendelson                           30                Director, Vice President of
                                                              Aerospace Operations of the
                                                              Company; President of HEICO
                                                              Aerospace Corporation

Victor H. Mendelson                         28                Vice President of Healthcare
                                                              Operations and General Counsel of
                                                              the Company; Executive Vice
                                                              President and Chief Operating
                                                              Officer of MediTek Health
                                                              Corporation

Joseph A. Paul                              38                Vice President of Corporate
                                                              Development of the Company;
                                                              Executive Vice President of
                                                              MediTek Health Corporation; and
                                                              President of MediTek Healthcare
                                                              Management, Inc.

Lawrence H. Wheeler                         40                Controller and Treasurer of the
                                                              Company

Mr. Laurans Mendelson has served as Chairman of the Board of the Company since December 1990 and as Co-Chairman of the Board of the Company from January 1990 until December 1990. Mr. Mendelson has also served as Chief Executive Officer of the Company since February 1990, President of the Company since September 1991 and President of MediTek Health Corporation since May 1994. He has been Chairman of the Board of Ambassador Square, Inc. (a Miami, Florida real estate development and management company) since 1980 and President of that company since 1988. He has been Chairman of Columbia Ventures, Inc. (a private investment company) since 1985 and President of that company since 1988. Mr. Mendelson is a Certified Public Accountant.

Mr. Irwin has served as Executive Vice President of the Company since September 1991 and served as Senior Vice President of the Company since June 1986 and as Vice President and Treasurer since 1982. He also served as Acting President and Chief Operating Officer of the Company from December 1989 to September 1991 and as Acting President of Jet Avion from March 1990 to April 1993. Mr. Irwin is a Certified Public Accountant.

Mr. Eric Mendelson has served on the Company's Board of Directors since July 1992. He has served as President of HEICO Aerospace Corporation since April 1993 and as Vice President of Aerospace Operations since March 1992. He served as Director of Planning and Operations of the Company and Executive Vice President of Jet Avion Corporation from 1990 to March 1992. Eric Mendelson is the son of Laurans Mendelson.

Mr. Victor Mendelson has served as General Counsel of the Company since 1993 and Executive Vice President of MediTek Health Corporation since 1994 and its Chief Operating Officer since 1995. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company and MediTek developing and analyzing various strategic opportunities. He is a member of the American Bar Association and the Florida Bar. Victor Mendelson is the son of Laurans Mendelson.

Mr. Paul joined the Company as Vice President of the Company and Executive Vice President of MediTek Health Corporation in September 1991 and has served as President of MediTek Healthcare Management, Inc. and each of MediTek Health Corporation's operating subsidiaries since May 1994. Since January 1996, he has served as Vice President of Corporate Development of the Company. He has been Vice President of Ambassador Square, Inc. (a real estate development and management company) since 1981 and has been Vice President of Columbia Ventures, Inc. (a private investment company) since 1988. Mr. Paul is a Certified Public Accountant.

Mr. Wheeler has served as Controller of the Company since March 1986 and as Treasurer since March 1991. He served as Assistant Treasurer from March 1986 to March 1991. Mr. Wheeler is a Certified Public
Accountant.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange under the Symbol "HEI". The following table sets forth the quarterly high and low sales prices for the common stock on the American Stock Exchange and the amounts of cash dividends paid per share during the last two fiscal years. In July 1995, the Company paid a 10% stock dividend in addition to its semi-annual cash dividend. In December 1995, the Company declared a second 10% stock dividend and a semi-annual cash dividend of $.075 per share, both payable February 8, 1996 to shareholders of record on January 16, 1996. The quarterly sales prices and cash dividend amounts set forth below have been retroactively adjusted for the stock dividends.

                                 1995                      1994
                      --------------------     ------------------------

         FISCAL                  DIVIDENDS                    DIVIDENDS
         QUARTER   HIGH    LOW    PER SHARE    HIGH     LOW   PER SHARE
         --------------------------------------------------------------
         First     8.78    7.44     $.062      12.19    9.40   $.062
         Second   12.40    8.68      --        10.33    8.78    --
         Third    15.46   11.67     $.068       8.99    7.54   $.062
         Fourth   17.95   13.52      --         8.78    7.75    --

The Company had approximately 1,300 shareholders of record as of December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      YEAR ENDED OCTOBER 31,
                                            ---------------------------------------------------------------------------------
                                               1995              1994              1993             1992              1991
                                            ----------        ----------        ----------       ----------        -------
                                                           (in thousands of dollars, except per share data)
OPERATING DATA
Net sales                                   $   40,379        $   32,393        $   25,882       $   21,729        $   25,368
                                            ==========        ==========        ==========       ==========        ==========

Gross profit from sales                     $   12,504        $    9,673        $    6,777       $    6,682        $    8,590
                                            ==========        ==========        ==========       ==========        ==========

Selling, general and
  administrative expenses                   $    7,967        $    7,279        $    6,263       $    6,121        $    5,462
                                            ==========        ==========        ==========       ==========        ==========

Litigation costs (net of
  insurance recovery in
  1993 and 1992)                            $  ---            $  ---            $     (190)      $     (350)       $      758
                                            ==========        ==========        ==========       ==========        ==========

Non-recurring charges                       $  ---            $  ---            $  ---           $    1,900(1)     $  ---
                                            ==========        ==========        ==========       ==========        ==========

Interest expense                            $      375        $      199        $      339       $      218        $      170
                                            ==========        ==========        ==========       ==========        ==========

Income (loss) from  continuing
  operations before cumulative
  effect of change in accounting
  principle                                 $     2,695       $    1,470        $      534       $     (580)       $    2,363
                                            ===========       ==========        ==========       ==========        ==========

Income from
  discontinued operations                   $   ---           $  ---            $      450(2)    $  ---            $  ---
                                            ===========       ==========        ==========       ==========        ==========

Cumulative effect on prior years
  of change in accounting principle         $   ---           $      381        $  ---           $  ---            $  ---
                                            ===========       ==========        ==========       ==========        ==========

Net income (loss)                           $     2,695       $    1,851        $      984       $     (580)       $    2,363
                                            ===========       ==========        ==========       ==========        ==========

Weighted average number of common
  and common equivalent shares (3)            2,921,416        2,779,594         2,859,612        2,739,107         3,011,700
                                            ===========       ==========        ==========       ==========        ==========

Income (loss) per share from
  continuing operations before
  cumulative effect of change
  in accounting principle (3)               $  .92            $  .53            $  .19           $ (.21)           $  .78
                                            ======            ======            ======           ======            ======

Cumulative effect per share
  of change in accounting
  principle (3)                             $ ---             $  .14            $ ---            $ ---             $ ---
                                            ======            ======            ======           ======            =====

Net income (loss) per share (3)             $  .92            $  .67            $  .34           $ (.21)           $  .78
                                            ======            ======            ======           ======            ======

Cash dividends per share (3)                $  .13            $  .124           $  .124          $  .124           $  .083
                                            ======            =======           =======          =======           =======

BALANCE SHEET DATA
Working capital                             $    14,755       $   12,691        $   12,517       $   14,633        $   20,672
                                            ===========       ==========        ==========       ==========        ==========

Net property, plant and equipment           $     9,296       $    8,608        $    7,734       $    8,478        $    7,564
                                            ===========       ==========        ==========       ==========        ==========

Total assets                                $    47,401       $   39,020        $   33,738       $   46,425        $   37,534
                                            ===========       ==========        ==========       ==========        ==========

Long-term debt                              $     7,076       $    4,402        $    2,864       $    3,092        $    2,006
                                            ===========       ==========        ==========       ==========        ==========

Shareholders' equity                        $    30,146       $   27,061        $   25,513       $   25,556        $   28,832
                                            ===========       ==========        ==========       ==========        ==========

(1)Represents a non-recurring charge for the restructuring of the aerospace products and services segment.

(2)Represents a reversal of a portion of reserves for costs related to the laboratory products segment disposed of in 1990, which were determined not to be required.

(3)Information has been adjusted to reflect a 10% stock dividend paid in July 1995 and a second 10% stock dividend declared in December 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net sales in fiscal 1995 totaled $40,379,000, up 25% when compared to net sales of $32,393,000 in fiscal 1994 and up 56% when compared to net sales of $25,882,000 in fiscal 1993. The Company's net sales exclude revenues of $5.8 million in fiscal 1995, $6.4 million in fiscal 1994 and $6.5 million in fiscal 1993 from three medical diagnostic imaging centers, in which the Company's partnership investments are accounted for under the equity method.

         The Company's net income totaled $2,695,000, or $.92 per share, in fiscal 1995, improving significantly from net income of $1,851,000, or $.67 per share, in fiscal 1994 and $984,000, or $.34 per share, in fiscal 1993. The Company paid a 10% stock dividend in July 1995 and declared a second 10% stock dividend in December 1995. All earnings per share, dividends per share and common stock outstanding information has been adjusted to give effect to these stock dividends for all years presented.

         Net income for fiscal 1994 included $381,000, or $.14 per share, from the cumulative effect on prior years of a change in accounting for income taxes. Net income for fiscal 1993 included $450,000, or $.16 per share, related to the disposal of a discontinued operation in fiscal 1990. Net income from continuing operations, which excludes both these items, increased from $.19 per share in fiscal 1993 and $.53 per share in fiscal 1994 to $.92 per share in fiscal 1995.

         The increase in fiscal 1995 sales over fiscal 1994 sales reflects a 33% increase in revenues of the Company's aerospace products and services segment (HEICO Aerospace) and a 12% increase in revenues of the Company's healthcare services segment (MediTek).

         Net sales of HEICO Aerospace totaled $25,613,000, $19,212,000 and $19,856,000 in fiscal years 1995, 1994 and 1993, respectively. The increase in HEICO Aerospace sales from fiscal 1994 to fiscal 1995 is principally due to an increase in the sales volumes of jet engine parts. HEICO Aerospace sales in fiscal 1994 remained relatively flat when compared to sales in fiscal 1993 primarily due to the increases in sales volumes of jet engine parts being offset by selling price reductions on certain products.

         MediTek's net sales, excluding the net sales of the unconsolidated partnerships, totaled $14,766,000, $13,181,000 and $6,026,000 in fiscal years 1995, 1994 and 1993, respectively. These gains result principally from acquisitions of three medical diagnostic imaging centers and the opening of four new medical diagnostic imaging centers since the beginning of fiscal 1993. For further information regarding the acquisitions, see Note 2 to the Consolidated Financial Statements.

         The net income improvement in fiscal 1995, fiscal 1994 and fiscal 1993 reflects the improved earnings of both HEICO Aerospace and MediTek as further discussed below.

RESULTS OF CONTINUING OPERATIONS

BACKLOGS

The Company's order backlog for HEICO Aerospace products as of the end of fiscal 1995 totaled $23 million including $14 million representing forecasted fiscal 1996 shipments for certain contracts (the "Contracts") pursuant to which customers provide estimated annual usage. The fiscal 1995 backlog levels, excluding amounts relating to the Contracts, remained level with the prior year. The backlog relating to the Contracts increased from $6 million as of the end of fiscal 1994 principally as a result of increased demand and sales incentives offered by the Company. MediTek's order backlog is insignificant due to the nature of its operations.

GROSS MARGINS AND OPERATING EXPENSES

Gross profit margins of HEICO Aerospace averaged 31.7% in fiscal 1995 as compared to 30.4% in fiscal 1994 and 25.8% in fiscal 1993. The improvement in HEICO Aerospace margins in fiscal years 1995 and 1994 reflect volume increases in sales of higher margin products, volume decreases in sales of lower margin products and manufacturing cost reductions.

         Gross profit margins of MediTek averaged 29.7% in fiscal 1995 as compared to 29.1% in fiscal 1994 and 27.5% in fiscal 1993. The higher margins in the current year are due principally to improved performance at certain centers resulting primarily from higher sales volumes and efforts to lower service costs. The increase in margins in fiscal 1994 is due principally to the addition of new centers with greater operating margins.

         Selling, general and administrative (SG&A) expenses were $8.0 million in fiscal 1995, $7.3 million in fiscal 1994 and $6.3 million in 1993. As a percentage of net sales, SG&A expenses declined from 24.2% in fiscal 1993 to 22.5% in fiscal 1994 and 19.7% in fiscal 1995, reflecting continuing efforts to control costs. The $700,000 increase from fiscal 1994 to fiscal 1995 is due principally to increased general corporate expenses and increased HEICO Aerospace selling expenses, partially offset by the effects of expense reduction programs at MediTek. The $1 million increase in SG&A expenses from fiscal 1993 to fiscal 1994 is due principally to the growth of MediTek's operations, an increase in HEICO Aerospace's sales efforts and an increase in general corporate expenses.

         The equity in the loss of unconsolidated partnerships during the past three fiscal years is primarily attributable to losses at one center. This center was merged into a new unconsolidated partnership with another previously unrelated center in August 1995. The merger has significantly improved operations of this center and resulted in a decrease in the Company's equity in loss of unconsolidated partnerships from fiscal 1994 to fiscal 1995. The equity in loss of unconsolidated partnerships includes costs representing the management services fee income included in consolidated net sales as part of healthcare services sales. This income totaled $526,000 in fiscal 1995, $661,000 in fiscal 1994 and $666,000 in fiscal 1993.

         Fiscal 1993 operating expenses also include benefits from insurance recoveries of certain litigation defense costs in the amount of $190,000. The Company is also seeking reimbursement for additional previously incurred and expensed costs. However, no additional recovery, if any, has yet to be recorded.

INCOME FROM OPERATIONS

Fiscal 1995 income from operations of $4,206,000 increased $2.3 million, or 115%, over that of fiscal 1994. Current year income from operations includes operating income from HEICO Aerospace of $4,907,000, representing a $2.0 million, or 67%, increase over that of fiscal 1994, and operating income from MediTek of $2,495,000, representing an $880,000, or 54%, increase over that of fiscal 1994. MediTek's operating income includes the equity in the loss of unconsolidated partnerships. These improvements in operating income at HEICO Aerospace and MediTek are due primarily to the increases in sales and gross margins discussed above.

         Fiscal 1994 income from operations of $1,955,000, which represents an increase of $1.6 million over that of fiscal 1993, reflects operating income from HEICO Aerospace of $2,938,000 and operating income from MediTek of $1,615,000. The HEICO Aerospace and MediTek fiscal 1994 income from operations increased $450,000 and $1,677,000, respectively, over fiscal 1993 amounts due primarily to the improved gross profit margins at HEICO Aerospace and improved sales and gross profit margins at MediTek discussed above.

         Fiscal 1993 income from operations of $397,000 reflects operating income from HEICO Aerospace of $2,488,000 offset by an operating loss of $62,000 at MediTek. MediTek, which started operations in September 1991, began to operate profitably during the second half of fiscal 1993.

INTEREST EXPENSE

Fiscal 1995 interest expense increased by $176,000 over fiscal 1994 interest expense due primarily to increases in long-term debt associated with equipment financing and the late fiscal 1994 borrowing from the Company's term loan credit facility to partially finance MediTek's fiscal 1994 acquisitions (see Note 6 to the Consolidated Financial Statements).

         Interest expense decreased $140,000 in fiscal 1994 from fiscal 1993 principally due to the January 1993 repayment of $10,000,000 of debt borrowed under a revolving loan during fiscal 1993.

INTEREST AND OTHER INCOME

Interest and other income in fiscal 1995 increased $212,000 over that of fiscal 1994 due principally to an increase in market interest rates, an increase in invested cash and profits from the sale of certain excess equipment of HEICO Aerospace.

         Fiscal 1994 interest and other income declined by $146,000 from that of fiscal 1993 due to a decrease in invested cash primarily attributable to the repayment of the $10 million revolving loan and cash used in acquisitions by MediTek.

INCOME TAXES

The Company's effective tax rate in fiscal 1995 was greater than that of fiscal 1994 and fiscal 1993 due principally to the reduced impact of tax benefits on export sales and investment income as a result of the higher level of income from operations.

         The Company's fiscal 1994 and 1993 effective income tax rates were less than the statutory rate primarily due to tax benefits on export sales and investment income, and the reversal of excess tax provisions upon completion of tax audits. For a detailed analysis of the provisions for income taxes and a discussion of new income tax accounting standards adopted in fiscal 1994, see Notes 1 and 8 to the Consolidated Financial Statements.

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Fiscal 1995 income from continuing operations before cumulative effect of change in accounting principle totaled $2,695,000 and increased $1,225,000, or 83%, over that of fiscal 1994, which increased $936,000, or 175%, over that of fiscal 1993. Both increases were due principally to the aforementioned improvements in fiscal 1995 and 1994 income from operations.

INFLATION

The Company has generally experienced increases in its costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on the Company's income from continuing operations has been generally minimized by efforts to lower costs through manufacturing and service efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations aggregated $13.6 million over the last three years, including $7.1 million in fiscal 1995. The Company's current ratio remained strong at 3 to 1 as of October 31, 1995 and working capital increased by $2.1 million in fiscal 1995.

         During the past three years, the Company's principal investing activities were the use of an aggregate of $7.8 million in connection with acquisitions by MediTek, including $2.1 million in fiscal 1995, the purchase of $2.9 million of short-term investments during fiscal 1995 as well as purchases of property, plant and equipment aggregating $3 million which were made primarily by the aerospace operations.

         The Company's principal financing activities during the same three year period were the use of an aggregate of $12.6 million for the payment of funds for scheduled payments on short-term debt, long-term debt and capital leases, including the fiscal 1993 repayment of a $10 million revolving loan. In addition, the Company received funds from the issuance of long-term debt aggregating $1.7 million and used funds for the open market purchase of an aggregate of 96,900 shares of its stock for cash consideration totaling $1.0 million.

         In June 1995, the Company increased the amount available under its existing credit facility by $2 million to $7 million and improved certain other terms and conditions of the facility. See Note 6 to the Consolidated Financial Statements for further information.

         Funds necessary for future capital expenditures, debt and capital lease payments, contingent notes payable related to acquisitions and working capital requirements are expected to be derived primarily from current cash resources and internally generated funds.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1995 and 1994

                                     ASSETS

                                                                                   1995                       1994
                                                                                -----------               -----------
Current assets:
  Cash and cash equivalents....................                                 $ 4,664,000               $ 5,030,000

  Short-term investments.......................                                   2,939,000                     --

  Accounts receivable, net.....................                                   6,709,000                 5,720,000

  Inventories..................................                                   5,359,000                 5,261,000

  Prepaid expenses and other current assets....                                   1,373,000                 1,329,000

  Deferred income taxes........................                                   1,593,000                 1,251,000
                                                                                -----------               -----------


        Total current assets...................                                  22,637,000                18,591,000

Property, plant and equipment, net.............                                   9,296,000                 8,608,000

Intangible assets, net.........................                                  12,445,000                10,169,000

Investments in and advances to
  unconsolidated partnerships..................                                   2,094,000                 1,152,000

Other assets...................................                                     929,000                   500,000
                                                                                -----------               -----------

        Total assets...........................                                 $47,401,000               $39,020,000
                                                                                ===========               ===========



See notes to consolidated financial statements.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1995 and 1994

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    1995                      1994
                                                                                -----------               -----------
Current liabilities:
  Current maturities of long-term debt and capital
    leases.........................................                             $   794,000               $ 1,054,000

  Trade accounts payable...........................                               1,499,000                 1,048,000

  Accrued expenses and other current liabilities...                               5,046,000                 3,597,000

  Income taxes payable.............................                                 543,000                   201,000
                                                                                -----------               -----------

        Total current liabilities..................                               7,882,000                 5,900,000

Long-term debt and capital leases, net of
  current maturities...............................                               7,076,000                 4,402,000

Deferred income taxes..............................                               1,720,000                 1,623,000

Other non-current liabilities......................                                 470,000                     --
                                                                                -----------               -----------

        Total liabilities..........................                              17,148,000                11,925,000
                                                                                -----------               -----------

Minority interests.................................                                 107,000                    34,000
                                                                                -----------               -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    Authorized - 10,000,000 shares issuable
    in series, 50,000 designated as Series A
    Junior Participating Preferred Stock,
    none issued....................................                                    --                        --
  Common stock, $.01 par value; Authorized -
    20,000,000 shares; Issued - 2,796,299 shares
    in 1995 (including 254,209 shares to be issued
    on February 8, 1996 as a stock dividend)
    and 2,266,646 in 1994..........................                                  28,000                    23,000

  Capital in excess of par value...................                               8,371,000                    22,000

  Retained earnings................................                              25,439,000                30,994,000
                                                                                -----------               -----------
                                                                                 33,838,000                31,039,000

  Less: Note receivable from employee savings and
          investment plan .........................                              (3,692,000)               (3,978,000)
                                                                                -----------               -----------

        Total shareholders' equity.................                              30,146,000                27,061,000
                                                                                -----------               -----------

        Total liabilities and shareholders' equity.                             $47,401,000               $39,020,000
                                                                                ===========               ===========


See notes to consolidated financial statements.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended October 31, 1995, 1994 and 1993


                                                                  1995                      1994                       1993
                                                              -----------               -----------                -----------
Revenues:
Aerospace products and services,
  net of returns and allowances..........                     $25,613,000               $19,212,000                $19,856,000
Healthcare services, net of
  allowances.............................                      14,766,000                13,181,000                  6,026,000
                                                              -----------               -----------                -----------
Net sales................................                      40,379,000                32,393,000                 25,882,000
                                                              -----------               -----------                -----------
Operating costs and expenses:
Cost of aerospace products and
  services (Note 14).....................                      17,497,000                13,377,000                 14,737,000
Cost of healthcare services..............                      10,378,000                 9,343,000                  4,368,000
Selling, general and administrative
  expenses...............................                       7,967,000                 7,279,000                  6,263,000
Equity in loss of unconsolidated
  partnerships (Note 14).................                         331,000                   439,000                    307,000
Insurance recovery (net of litigation
  costs) (Note 14).......................                            --                        --                     (190,000)
                                                              -----------               -----------                -----------
Total operating costs and expenses.......                      36,173,000                30,438,000                 25,485,000
                                                              -----------               -----------                -----------
Income from operations...................                       4,206,000                 1,955,000                    397,000

Interest expense.........................                        (375,000)                 (199,000)                  (339,000)
Interest and other income................                         673,000                   461,000                    607,000
Minority interests in consolidated
  partnerships...........................                        (144,000)                  (34,000)                     --
                                                              -----------               -----------                -----------
Income from continuing operations
  before income taxes and cumulative
  effect of change in accounting
  principle..............................                       4,360,000                 2,183,000                    665,000

Income tax expense ......................                       1,665,000                   713,000                    131,000
                                                              -----------               -----------                -----------
Income from continuing operations
  before cumulative effect of
  change in accounting principle.........                       2,695,000                 1,470,000                    534,000

Income from discontinued operations
  (Note 14)..............................                            --                       --                       450,000
Cumulative effect on prior years of
  change in accounting principle.........                            --                     381,000                       --
                                                              -----------               -----------                -----------
Net income ..............................                     $ 2,695,000               $ 1,851,000                $   984,000
                                                              ===========               ===========                ===========

Income per share from continuing
  operations before cumulative effect
  of change in accounting principle......                        $0.92                     $0.53                      $0.19
                                                                 =====                     =====                      =====
Cumulative effect per share of change in
  accounting principle...................                        $ --                      $0.14                      $ --
                                                                 =====                     =====                      ====
Net income per share.....................                        $0.92                     $0.67                      $0.34
                                                                 =====                     =====                      =====

Weighted average number of common and
  common equivalent shares outstanding...                       2,921,416                 2,779,594                  2,859,612
                                                              ===========               ===========                ===========


See notes to consolidated financial statements.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended October 31, 1995, 1994 and 1993

                                                               CAPITAL IN
                                                 COMMON        EXCESS OF          RETAINED           NOTE
                                                 STOCK         PAR VALUE          EARNINGS        RECEIVABLE          TOTAL
                                            ----------        -----------       -----------      ------------      -----------
Balances, October 31, 1992................  $   23,000        $   -0-           $29,764,000      $ (4,231,000)     $25,556,000

Repurchases and retirements of 67,600
  shares of common stock..................       --                --              (678,000)            --            (678,000)

Cash dividends ($.124 per share)..........       --                --              (349,000)            --            (349,000)

Net income for the year...................       --                --               984,000             --             984,000
                                            ----------        -----------       -----------      ------------      -----------


Balances, October 31, 1993................      23,000            -0-            29,721,000        (4,231,000)      25,513,000

Exercise of stock options (2,200
  shares).................................       --                22,000             --                 --             22,000

Payment on note receivable from employee
  savings and investment plan.............       --                --                 --              253,000          253,000

Repurchases and retirements of 16,300
  shares of common stock..................       --                --              (238,000)            --            (238,000)

Cash dividends ($.124 per share)..........       --                --              (340,000)            --            (340,000)

Net income for the year...................       --                --             1,851,000             --           1,851,000
                                            ----------        -----------       -----------      ------------      -----------

Balances, October 31, 1994................      23,000             22,000        30,994,000        (3,978,000)      27,061,000

Exercise of stock options (59,095
  shares).................................       1,000            589,000             --                --             590,000

Payment on note receivable from employee
  savings and investment plan.............       --                --                 --              286,000          286,000

Repurchases and retirements of 13,000
  shares of common stock..................       --              (117,000)            --                --            (117,000)

Cash dividends ($.13 per share)...........       --                --              (369,000)            --            (369,000)

10% common stock dividend paid
  (229,349 shares)........................       2,000          3,240,000        (3,242,000)            --               --

10% common stock dividend payable
  February 8, 1996 (254,209 shares).......       2,000          4,637,000        (4,639,000)            --               --

Net income for the year...................       --                --             2,695,000             --           2,695,000
                                            ----------        -----------       -----------      ------------      -----------


Balances, October 31, 1995................  $   28,000        $ 8,371,000       $25,439,000      $ (3,692,000)     $30,146,000
                                            ==========        ===========       ===========      ============      ===========


See notes to consolidated financial statements.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended October 31, 1995, 1994 and 1993

                                                                  1995                     1994                        1993
                                                              -----------               -----------                 ----------
Cash flows from operating activities:
Net income.........................................           $ 2,695,000               $ 1,851,000                 $  984,000
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation and amortization....................             2,638,000                 2,000,000                  1,582,000
  Loss from unconsolidated partnerships............               590,000                   724,000                    519,000
  Minority interest in consolidated partnerships...               144,000                    34,000                      --
  Deferred income taxes............................              (245,000)                  171,000                    517,000
  Deferred financing costs.........................               (56,000)                 (255,000)                     --
  Cumulative effect of change in accounting
    principle......................................                  --                    (381,000)                     --
  Income from discontinued operations..............                  --                       --                      (450,000)
  Change in assets and liabilities:
    (Increase) in accounts receivable..............              (967,000)                 (717,000)                  (104,000)
    (Increase) decrease in inventories.............               (98,000)                 (588,000)                 1,527,000
    (Increase) in prepaid expenses and
      other current assets.........................              (147,000)                 (190,000)                  (632,000)
    Increase (decrease) in trade payables, accrued
      expenses and other current liabilities.......             2,111,000                 1,014,000                   (986,000)
    Increase (decrease) in income taxes payable
      and deferred income taxes....................               488,000                    10,000                   (124,000)
    Other..........................................               (97,000)                    --                         --
                                                              -----------               -----------                -----------
Net cash provided by operating activities..........             7,056,000                 3,673,000                  2,833,000
                                                              -----------               -----------                -----------
Cash flows from investing activities:
Purchase of short-term investments.................            (2,939,000)                    --                         --
Acquisitions:
  Contingent note payments.........................            (1,945,000)               (1,560,000)                   (36,000)
  Other............................................              (154,000)               (1,518,000)                (2,611,000)
Advances to unconsolidated partnerships............              (480,000)                 (114,000)                (1,040,000)
Purchases of property, plant and equipment.........              (800,000)               (1,165,000)                (1,024,000)
Payments for deferred organization costs...........              (358,000)                 (120,000)                     --
Payment received from employee savings and
  investment plan note receivable..................               286,000                   253,000                      --
Proceeds from the sale of property, plant
  and equipment....................................               324,000                    21,000                      --
Other..............................................                87,000                  (189,000)                  (210,000)
                                                              -----------               -----------                -----------
Net cash (used in) investing activities............            (5,979,000)               (4,392,000)                (4,921,000)
                                                              -----------               -----------                -----------
Cash flows from financing activities:
Proceeds from the issuance of long-term debt.......               201,000                 1,418,000                    120,000
Proceeds from the exercise of stock options........               570,000                    22,000                      --
Repurchases of common stock .......................              (117,000)                 (238,000)                  (678,000)
Principle payments on short-term debt, long-term
  debt and capital leases..........................            (1,715,000)                 (594,000)               (10,309,000)
Cash dividends paid................................              (369,000)                 (340,000)                  (349,000)
Other..............................................               (13,000)                    --                       (33,000)
                                                              ------------              -----------                -----------
Net cash provided by (used in) financing
  activities.......................................            (1,443,000)                  268,000                (11,249,000)
                                                              -----------               -----------                -----------
Net (decrease) in cash and cash
  equivalents......................................              (366,000)                 (451,000)               (13,337,000)
Cash and cash equivalents at beginning of year.....             5,030,000                 5,481,000                 18,818,000
                                                              -----------               -----------                -----------
Cash and cash equivalents at end of year...........           $ 4,664,000               $ 5,030,000                $ 5,481,000
                                                              ===========               ===========                ===========

See notes to consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements for the years ended October 31, 1995, 1994 and 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, HEICO Aerospace Corporation (HEICO Aerospace), including its wholly-owned subsidiaries, Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), and Aircraft Technology, Inc. (Aircraft Technology), and MediTek Health Corporation (82% owned prior to fiscal 1994) and its wholly-owned or majority owned subsidiaries and controlled partnerships (MediTek). MediTek's investments in uncontrolled entities are accounted for under the equity method. All significant intercompany balances and transactions are eliminated.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

Investments with a maturity of less than one year that are not readily convertible to cash before their maturity have been classified as short-term investments. Short-term investments are stated at their fair value (see Note 4).

INVENTORIES

Portions of HEICO Aerospace inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out basis. The remaining portions of these inventories are stated at the lower of cost or market, on a per contract basis, with estimated total contract costs being allocated ratably to all units. The effects of changes in estimated total contract costs are recognized in the period determined. Losses, if any, are recognized fully when identified. Inventory amounts set forth in the accompanying consolidated balance sheets do not include any material amounts related to long-term contracts. MediTek inventories are not material.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation and amortization is provided mainly on the straight-line method over the estimated useful lives of the various assets, including assets recorded under capital leases which are amortized over the shorter of their useful lives or the term of the related leases. Property, plant and equipment useful lives are as follows:

         Buildings and components............. 7 to 55 years
         Building improvements................ 3 to 15 years
         Machinery and equipment.............. 3 to 20 years

         The costs of major renewals and betterments are capitalized. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

INTANGIBLE ASSETS

Intangible assets include the excess of cost over the fair value of net assets acquired, trademarks and deferred charges which are amortized on the straight-line method over their legal or estimated useful lives, whichever is shorter, as follows:

         Excess of cost, including con-
           tingent consideration as paid,
           over the fair market value
           of net assets acquired............. 29 to 40 years
         Trademarks...........................        7 years
         Deferred charges.....................  3 to 20 years

         The Company continually evaluates the periods of intangible asset amortization to determine whether events and circumstances subsequent to the origination dates of such assets warrant revised estimates of useful lives. In addition, the Company periodically reviews the excess of cost over the fair value of net assets acquired (goodwill) to assess recoverability based upon expectations of undiscounted cash flows and operating income of each consolidated entity having a material goodwill balance. An impairment would be recognized in operating results, based upon the difference between each consolidated entities' respective present value of future cash flows and the carrying value of the goodwill, if a permanent diminution in value were to occur. There have not been any significant revised estimates nor recognition of goodwill impairment during the three years ended October 31, 1995.

REVENUE RECOGNITION

Revenues are recognized on an accrual basis, primarily upon shipment of products and the rendering of services. MediTek's patient revenues are reduced by contractual allowances for services billed to third party reimbursement sources in addition to allowances for doubtful accounts. Revenue and receivable amounts do not include any material amounts related to long-term contracts.

INCOME TAXES

In fiscal 1994 the Company adopted, effective November 1, 1993, Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The cumulative effect of this change in accounting for income taxes is a $381,000 benefit ($.14 per share) and is reported separately in the Consolidated Statements of Operations for the year ended October 31, 1994. The provision for income taxes includes Federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities.

         In fiscal 1993 deferred income taxes are provided for timing differences between financial and taxable income in accordance with Accounting Principals Board Opinion No. 11.

INCOME PER SHARE

Income per share is calculated on the basis of the weighted average number of shares outstanding plus common share equivalents arising from the assumed exercise of stock options, if dilutive, and has been adjusted for the effect of any stock dividends (see Note 3).

NOTE 2 - ACQUISITIONS AND INVESTMENTS

FISCAL 1994 ACQUISITIONS

In March 1994, the Company, through MediTek, acquired effective as of February 1, 1994 the net assets and business of Premier Imaging Associates No. 2, L.P. (Premier No. 2) for $1,196,000 in cash, a $1,693,000 8% note which is payable over the period ending June 30, 1996 and is contingent upon the level of future earnings of the center and a $750,000 non-interest bearing note which is payable over the period ending June 30, 1996 and is also contingent upon the level of future earnings of the center. Through October 31, 1995, a total of $1,161,000, including interest, has been paid on the $1,693,000 and $750,000 contingent notes. Additional payments on these notes may be made during fiscal year 1996. In addition, MediTek assumed capital lease obligations for equipment with a present value aggregating approximately $250,000. The $1,693,000 note is secured by collateral representing the assets of Premier No. 2. The collateralized property has a carrying value of approximately $525,000 at October 31, 1995. Premier No. 2 owns and operates a high technology medical diagnostic imaging center located in Atlanta, Georgia, which offers Magnetic Resonance Imaging
(MRI) services. As part of the acquisition, MediTek also purchased substantially all the assets of Imaging Consultants, Inc. (Imaging Consultants), excluding its rights as the corporate General Partner of Premier No. 2, and all the assets of Health Services, Inc. (Health Services). Imaging Consultants and Health Services provided management and equipment maintenance services at the Premier No. 2 center and were affiliated companies. The former corporate General Partner of Premier No. 2 was also the corporate General Partner of a center purchased during fiscal 1993 (see Fiscal 1993 acquisitions).

         The acquisition of Premier No. 2 has been accounted for as a purchase and the purchase price (exclusive of contingent consideration) has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the identifiable net assets acquired amounted to $900,000. Contingent note payments, as paid, are recorded as goodwill. The results of operations of the Premier No. 2 center are included in the consolidated statements of operations from February 1, 1994.

         The following table presents unaudited proforma operating results as if the acquisition of Premier No. 2 had occurred at the beginning of fiscal 1993. The proforma operating results do not purport to present actual operating results had the acquisition been made at the beginning of fiscal 1993, or results which may occur in the future.

                                                                            1994                      1993
                                                                       -------------             -------------
Net sales..................................                            $  32,905,000             $  27,912,000
                                                                       =============             =============
Income from continuing operations
   before cumulative effect of
   change in accounting principle..........                            $   1,570,000             $     991,000
                                                                       =============             =============
Net income.................................                            $   1,951,000             $   1,441,000
                                                                       =============             =============
Net income per share from continuing
   operations before cumulative effect
   of change in accounting principle.......                            $    .56                  $    .35
                                                                       =============             =============
Net income per share.......................                            $    .70                  $    .50
                                                                       =============             =============

FISCAL 1993 ACQUISITIONS

As of October 1, 1993, the Company, through MediTek, acquired the net assets and business of Premier Imaging Associates, L.P. (Premier No. 1) and certain contract rights for $2,304,000 cash consideration, a $3,263,000 8% note which is payable over the period ending June 30, 1996 and is contingent upon the level of future earnings of the center and a $750,000 non-interest bearing note which is payable over the period ending June 30, 1996 and is also contingent upon the level of future earnings of the center. Through October 31, 1995, a total of $2,220,000, including interest, has been paid on the $3,263,000 and $750,000 contingent notes. Additional payments on these notes may be made during fiscal year 1996. The $3,263,000 note is secured by collateral representing the assets of Premier No. 1. The collateralized property has a carrying value of approximately $957,000 at October 31, 1995. Premier No. 1 owns and operates a high technology medical diagnostic imaging center located in Atlanta, Georgia, which offers MRI services.

         The acquisition of Premier No. 1 has been accounted for as a purchase and the purchase price (exclusive of contingent consideration) has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the identifiable net assets acquired amounted to $1.7 million. Contingent note payments, as paid, are recorded as goodwill. The results of operations of the Premier No. 1 center are included in the consolidated statements of operations from October 1, 1993.

         The following table represents unaudited proforma consolidated operating results as if the acquisition of the Premier No. 1 center had occurred at the beginning of fiscal 1993. The proforma consolidated operating results do not purport to present actual operating results had the acquisition been made at the beginning of fiscal 1993, or results which may occur in the future.

                                                                1993
                                                             -----------
Net sales....................................                $28,670,000
                                                             ===========
Income from continuing operations............                $ 1,377,000
                                                             ===========
Net income...................................                $ 1,827,000
                                                             ===========
Income per share from continuing operations..                    $.48
                                                             ===========
Net income per share.........................                    $.64
                                                             ===========

         In July 1993, the Company, through MediTek, purchased the net assets and business of the Buffalo Diagnostic Center, which was renamed the Imaging Center of Tampa (ICOT), for $140,000 cash consideration, a $500,000 8% note which is payable over the period ending October 1, 1996 and is contingent upon the level of future earnings of the center and the assumption of equipment lease liabilities totaling $88,000. Through October 31, 1995, a total of $58,000, including interest, has been paid on the $500,000 contingent note. Additional payments on this note may be made during fiscal year 1996. This facility offers MRI, computed axial tomography, nuclear medicine, x-ray and ultrasound diagnostic services.

         The acquisition has been accounted for as a purchase and the purchase price (exclusive of contingent consideration) has been assigned to the net assets acquired based on the fair market value of such assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the identifiable net assets acquired was insignificant. Contingent note payments, as paid, are recorded as goodwill. ICOT's results of operations are included in the consolidated results effective as of the purchase date.

         Had ICOT been acquired as of the beginning of fiscal 1993, the proforma consolidated operating results would not have been materially different from the reported results.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

         Condensed unaudited balance sheet and unaudited statements of operations information for the Company's unconsolidated partnerships at and for the years ended October 31, 1995, 1994 and 1993 are as follows:

Balance sheet information:
                                                1995                       1994                      1993
                                            -----------                -----------               -----------
Current assets...............               $ 1,379,000                $ 2,479,000               $ 2,415,000
Other assets, principally
  property and equipment.....               $ 3,338,000                $ 6,276,000               $ 7,012,000
Current liabilities..........               $ 1,316,000                $ 2,634,000               $ 1,803,000
Long-term debt (excluding
  advances from MediTek).....               $ 2,765,000                $ 6,135,000               $ 6,610,000
Advances from MediTek........               $   345,000                $ 2,886,000               $ 2,590,000

Statements of operations information:

                                                1995                       1994                      1993
                                            -----------                -----------               -----------

Revenues.....................               $ 5,756,000                $ 6,444,000               $ 6,473,000
Operating expenses...........                (6,214,000)                (6,950,000)               (7,292,000)
                                            -----------                -----------               -----------
  Loss before income taxes...               $  (458,000)               $  (506,000)              $  (819,000)
                                            ===========                ===========               ===========

         The Company has recorded income for management services rendered to the unconsolidated partnerships during fiscal 1995, 1994 and 1993 in the amounts of $526,000, $661,000 and $666,000, respectively.

         In October 1994, MediTek acquired a portion of the minority interests of the limited partners in one of the partnerships through which it operated two centers as a co-general partner for $124,000, increasing MediTek's ownership in one center from 25% to 40.5% and 50% to 95% in a second center. In November 1994, MediTek increased its ownership in the first of these two centers from 40.5% to 42% for $136,000. In August 1995, the second of these two centers was merged with a previously unrelated medical imaging business to form a new partnership. MediTek operates this center as a 50% co-general partner for which it contributed $140,000. In October 1994, MediTek acquired a portion of the minority interests of the limited partners in a third partnership it operates as the general partner for $88,000, increasing MediTek's ownership from 37% to 49.5%. In December 1992, MediTek had increased its ownership in this third partnership from 25% to 37% for $75,000. The Company accounted for these acquisitions using the purchase method. The excess of the total acquisition cost of these purchases over the fair market value of the assets acquired was not significant.

         In connection with MediTek's general partnership interest in one of its unconsolidated partnerships, MediTek indemnified the seller of this general partnership interest from liability relating to a guarantee and security agreement for a $1.4 million mortgage on one of the partnership's centers.

NOTE 3 - STOCK DIVIDENDS

In May 1995, the Company's Board of Directors declared a 10% stock dividend that was paid July 28, 1995. On December 15, 1995, the Company's Board of Directors declared a second 10% stock dividend payable on February 8, 1996 to shareholders of record January 16, 1996. These transactions were valued based on the closing market prices of the Company's stock as of their respective declaration dates. Retained earnings was charged $7,881,000 as a result of the issuance of a combined total of 483,558 shares of the Company's common stock. All income per share, dividend per share and common shares outstanding information has been retroactively restated to reflect these stock dividends.

NOTE 4 - INVESTMENT IN FINANCIAL INSTRUMENTS

In the fourth quarter of fiscal 1995, the Company entered into transactions in which it simultaneously purchased and sold call options on an industry sector index of equity securities (the Index Options) expiring in November 1995. The Index Options were purchased with temporary surplus funds of approximately $2.9 million for investment purposes. Prior to the end of fiscal 1995, the Company traded substantially all of the purchase option position and entered into a similar purchase option position having the same November 1995 expiration date. The gain realized in fiscal 1995 fully utilized the Company's $4.6 million capital loss carryover which was otherwise scheduled to expire. As of October 31, 1995, the investments in the purchased and sold call option contracts are netted because the terms of the Index Option contracts provide for a right of offset. The net investment as of October 31, 1995 in the amount of $2.9 million is recorded at fair market value as represented by the net cash proceeds realized upon termination of the option contracts in November 1995 and is included in short-term investments. Upon termination of the option contracts in November 1995, the Company recognized a $4.6 million capital loss which will be available for carryover of a five year period. For financial statement purposes, the transactions did not result in any material gain or loss.

NOTE 5 - SALE OF ACCOUNTS RECEIVABLE

In May 1994, the Company, through MediTek, entered into an agreement with an unaffiliated third party whereby it can sell certain MediTek accounts receivable with recourse. The aggregate proceeds of purchased receivables that remain uncollected can not exceed $3,000,000 at any point in time. The proceeds from the sale of receivables during fiscal 1995 and 1994 totaled $8,626,000 and $3,187,000, respectively. As of October 31, 1995, the Company was contingently liable for the repurchase of $1,992,000 of sold accounts receivables that remained uncollected. The Company has an accrual of $1,916,000, including $950,000 for contractual allowances, which management believes is an adequate provision against any such uncollected receivables. The fees related to the sale of receivables have been included in cost of healthcare services.

NOTE 6 - CREDIT FACILITIES, LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of:

                                                       OCTOBER 31,
                                          ------------------------------------
                                             1995                      1994
                                          ----------                ----------
Industrial development revenue bonds..    $1,980,000                $1,980,000
Term loan borrowing...................       633,000                   950,000
Equipment loans.......................       430,000                   303,000
Mortgage note payable.................       497,000                   511,000
Other long-term debt..................       518,000                   524,000
Capital leases (See Note 7)...........     3,812,000                 1,188,000
                                          ----------                ----------
                                           7,870,000                 5,456,000
Less current maturities...............      (794,000)               (1,054,000)
                                          ----------                ----------
                                          $7,076,000                $4,402,000
                                          ==========                ==========

         The amount of long-term debt maturing in each of the next five years is $794,000 in fiscal 1996, $826,000 in fiscal 1997, $542,000 in fiscal 1998,
$997,000 in fiscal 1999 and $527,000 in fiscal 2000.

INDUSTRIAL DEVELOPMENT REVENUE BONDS

The industrial development revenue bonds represent bonds issued by Broward County, Florida. The bonds are due April 2008 and bear interest at a variable rate calculated weekly (4.05% at October 31, 1995). The bonds are secured by a letter of credit expiring in February 1999 and a mortgage on the related properties pledged as collateral. The pledged properties have a carrying value of approximately $1,614,000 at October 31, 1995.

REVOLVING CREDIT FACILITY

The Company has a $7 million credit facility available for funding acquisitions, working capital and general corporate requirements. Borrowings under this credit facility bear interest at 1/4% over the bank's prime rate, adjusted daily, and are convertible to term loans that bear interest, at the Company's option, at 1/4% over the bank's prime rate, adjusted daily, or a fixed interest rate of 200 basis points over the bank's prime rate in effect on the day of the conversion. Term loan borrowings under the credit facility are payable in 36 to 48 monthly installments. The credit facility is secured by substantially all the assets of HEICO Aerospace and its subsidiaries and the guarantee of MediTek. The revolving portion of the facility expires in April 1997 and may be renewed annually by mutual agreement. This credit facility and the letter of credit securing the industrial development revenue bonds contain covenants which, among other things, restrict borrowings, capital expenditures and cash dividends, require the maintenance of certain net worth, working capital and debt service amounts and ratios, require the continued employment of the current Chairman, President and Chief Executive Officer and require that he and his affiliates maintain a specified ownership position in the Company.

         In October 1994, the Company borrowed $950,000 from the $7 million credit facility, of which $633,000 is outstanding as of October 31, 1995 with interest accruing at 9%.

EQUIPMENT LOAN FACILITY

In March 1994, a bank committed to advance up to $1,900,000, as amended in fiscal 1995, for the purpose of purchasing equipment to be used in the Company's operations. Each term loan is limited to 80% of the purchase price of the related equipment and is repayable up to a maximum of 60 months with interest at a rate equal to the bank's prime rate. The term loans are secured by collateral representing the related purchased equipment, which has a carrying value of approximately $559,000 at October 31, 1995. As of October 31, 1995, the Company has $1,389,000 available for future equipment loans under this commitment. This commitment expires in August 1996.

OTHER LONG-TERM AND SHORT-TERM DEBT

The mortgage note is payable in monthly installments ($4,748 as of October 31, 1995), including interest at a variable rate calculated every 36 months (8.625% at October 31, 1995), maturing in January 1999. The mortgage note payable is secured by collateral representing the real property of PBGIC. The collateralized property has a carrying value of approximately $735,000 at October 31, 1995.

         A promissory note with an equipment provider is payable in monthly installments of $8,865, including interest at 12% per annum, maturing in June 2001.

         During 1993, the Company repaid $10 million of debt borrowed in 1992 under a previous revolving credit arrangement.

         There were no other significant borrowings under short-term lines of credit during the past three fiscal years.

NOTE 7 - LEASE COMMITMENTS

Included in property, plant and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:

                                                     OCTOBER 31,
                                        -----------------------------------
                                          1995                        1994
                                        ----------                  -------
Machinery and equipment...............  $3,491,000                  $1,243,000
Less accumulated amortization.........    (717,000)                   (129,000)
                                        ----------                  ----------
Assets under capital lease, net.......  $2,774,000                  $1,114,000
                                        ==========                  ==========

Capital lease obligations, all of which are obligations of subsidiaries of MediTek not guaranteed by HEICO Corporation or MediTek, are summarized as follows:

                                                      OCTOBER 31,
                                         -----------------------------------
                                            1995                        1994
                                         ----------                  -------
Leases (eight) of medical imaging
   equipment, with various ex-
   piration dates from 1995 to 2003,
   at various interest rates
   of 10.625% to 12.03%...............  $3,812,000                  $1,188,000
Less current installments.............    (224,000)                   (234,000)
                                        ----------                  ----------
Obligations under capital leases,
   less current installments..........  $3,588,000                  $  954,000
                                        ==========                  ==========

         The Company also leases certain property and equipment, including medical and office facilities, diagnostic medical imaging equipment and office equipment under operating leases. Some of these leases provide the Company with the option after the initial lease term either to purchase the property at the then fair market value or renew its lease at the then fair rental value. Generally, management expects that leases will be renewed or replaced by other leases in the normal course of business.

         Minimum payments for capital and operating leases having initial or remaining noncancelable terms in excess of one year are as follows:

Year ending October 31,                    CAPITAL                 OPERATING
                                         ----------                ---------
1996...............................      $  710,000                $1,985,000
1997...............................         684,000                 1,762,000
1998...............................         682,000                 1,456,000
1999...............................         682,000                   946,000
2000...............................         434,000                   182,000
Thereafter.........................       1,224,000                   327,000
                                         ----------                ----------
Total minimum lease commitments....       4,416,000                $6,658,000
                                                                   ==========
Less amounts representing interest.        (604,000)
                                         ----------
Present value of minimum lease
  payments.........................      $3,812,000
                                         ==========

         Total rent expense for all operating leases in fiscal 1995, fiscal 1994 and fiscal 1993 amounted to $1,836,000, $1,507,000 and $758,000, respectively.

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes for continuing operations for the three years ended October 31, 1995 is as follows:

                                   1995        1994        1993
                                ----------  ----------  -------

Currently payable (refundable):
  Federal.....................  $1,592,000  $  407,000  $ (377,000)
  State.......................     318,000     135,000      (9,000)
                                ----------  ----------   ---------
                                 1,910,000     542,000    (386,000)
Deferred......................    (245,000)    171,000     517,000
                                ----------  ----------  ----------
Income tax expense ...........  $1,665,000  $  713,000  $  131,000
                                ==========  ==========  ==========

         The following table reconciles the federal statutory tax rate to the Company's effective rate:

                                  1995         1994         1993
                               ----------   ----------   -------
  Federal statutory tax
   rate......................     34.0%        34.0%        34.0%
  State taxes, less applicable
   federal income tax
   reduction.................      4.0          4.5          6.7
  Tax benefits on export
   sales.....................     (3.2)        (5.1)        (9.8)
  Tax benefits from tax free
   investments...............      (.1)         (.4)        (9.4)
  Tax benefits from dividend
   income....................       --          (.1)        (1.0)
  Nondeductible amortization
   of intangible assets......      1.1          2.3          7.3
  Reversal of excess
   income tax provisions upon
   completion of tax audit...       --         (2.7)        (9.9)
  Other, net.................      2.4           .2          1.7
                               ----------   ----------   -------
  Effective tax rate.........     38.2%        32.7%        19.6%
                               ==========   ==========   ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 1995 and 1994 are as follows:

                                                          OCTOBER 31,
                                                 ------------------------------
                                                     1995              1994
                                                 -----------        -----------
Deferred tax assets:
Inventory ................................       $   412,000        $   306,000
Bad debt allowances ......................           436,000            261,000
Retirement accruals ......................           102,000             76,000
Vacation pay .............................           112,000            115,000
Customer rebates and credits .............           371,000            279,000
Alternative minimum tax credit ...........            13,000            147,000
Capital loss carryforward ................              --            1,560,000
Other ....................................           147,000             67,000
                                                 -----------        -----------
                                                   1,593,000          2,811,000
Valuation allowance ......................              --           (1,560,000)
                                                 -----------        -----------
Total deferred tax assets ................         1,593,000          1,251,000
                                                 -----------        -----------
Deferred tax liabilities:
Accelerated depreciation .................         1,208,000            948,000
Intangible asset amortization ............           545,000            280,000
Equity in losses of partnerships .........           (35,000)           387,000
Other ....................................             2,000              8,000
                                                 -----------        -----------
Total deferred tax liabilities ...........         1,720,000          1,623,000
                                                 -----------        -----------
Net deferred tax liability ...............       $   127,000        $   372,000
                                                 ===========        ===========

         During fiscal 1995, the Company's investment in the Index Options referred to in Note 4 resulted in the utilization of the $4.6 million ($1,560,000 tax effected) capital loss carryforward which had a 100% valuation allowance as of October 31, 1994.

         The components of deferred income tax (benefit) expense on continuing operations in fiscal 1995, 1994 and 1993 are as follows:

                                            1995          1994           1993
                                          ----------    ----------    ---------
Reduction of tax
 over book depreciation ..............    $(169,000)    $  (8,000)    $ (26,000)
(Increases) reductions in pro-
 visions for inventory
 losses ..............................     (126,000)      (41,000)       12,000
(Increase) in provisions
 for bad debt losses .................     (136,000)     (134,000)      (37,000)
Excess of calendar year (tax)
 partnership loss over
 fiscal year losses ..................       95,000       240,000       163,000
Excess of tax over book
 intangible asset amortization .......      238,000       206,000        14,000
(Increase) decrease of accrued
 customer rebates and credits ........     (148,000)      (76,000)        8,000
(Increase) decrease of accrued
 retirement expenses .................      (23,000)       74,000       (78,000)
Income recognition of
 acquired cash basis
 receivables .........................         --         (34,000)      (67,000)
Insurance recoveries of
 litigation defense costs ............         --         (92,000)       10,000
Deductions for
 non-recurring accruals ..............         --            --         501,000
Other, net ...........................       24,000        36,000        17,000
                                          ---------     ---------     ---------
Deferred tax expense .................    $(245,000)    $ 171,000     $ 517,000
                                          =========     =========     =========


NOTE 9 - PREFERRED STOCK PURCHASE RIGHTS PLAN

In November 1993, pursuant to a plan adopted by the Board of Directors on such date, the Board declared a distribution of one Preferred Stock Purchase Right (the Rights) for each outstanding share of common stock, par value $.01 per share, of the Company. The Rights trade with the common stock and are not exercisable or transferable apart from the common stock until after a person or group either acquires 15% or more of the outstanding common stock or commences or announces an intention to commence a tender offer for 30% or more of the outstanding common stock. Absent either of the aforementioned events transpiring, the Rights will expire at the close of business on November 2, 2003.

         The Rights have certain anti-takeover effects and, therefore, will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Company's Board of Directors or who acquires 15% or more of the outstanding common stock without approval of the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board since they may be redeemed by the Company at $.01 per Right at any time until the close of business on the tenth day after a person or group has obtained beneficial ownership of 15% or more of the outstanding common stock or until a person commences or announces an intention to commence a tender offer for 30% or more of the outstanding common stock.

NOTE 10 - STOCK OPTIONS

The Company currently has two stock option plans, the 1993 Stock Option Plan (1993 Plan) and the Non-Qualified Stock Option Plan (NQSOP). A third plan, the Combined Stock Option Plan expired in February 1993 and was replaced by the 1993 Plan. Under the terms of the plans, a total of 840,651 shares of the Company's stock has been reserved for issuance to directors, officers and key employees. Options issued under the 1993 Plan may be designated incentive stock options
(ISO) or non-qualified stock options (NQSO). ISOs are granted at not less than 100% of the fair market value at the date of grant (110% thereof in certain cases) and are exercisable in percentages specified at date of grant over a period up to ten years. Only employees are eligible to receive ISOs. NQSOs may be granted at less than fair market value and may be immediately exercisable. Options granted under the NQSOP may be granted to directors, officers and employees at no less than the fair market value at the date of grant and are generally exercisable in four equal annual installments commencing one year from date of grant.

         Information concerning stock option transactions for the three years ended October 31, 1995 follows:
                                           SHARES UNDER OPTION
                           SHARES        ---------------------------
                          AVAILABLE                      PRICE
                         FOR OPTION      SHARES         PER SHARE
                         ----------      --------   ----------------
Outstanding,
  October 31, 1992         283,712        695,784   $ 5.95  - $16.23
Expired Combined
  Stock Option Plan...    (186,613)         --             --
Inception of the 1993
  Stock Option Plan...     186,613          --             --
Granted...............     (52,891)        52,891   $ 5.95  - $10.85
Cancelled.............       --           (31,443)  $ 5.95  - $14.81
                           -------        -------   ----------------
Outstanding,
  October 31, 1993         230,821        717,232   $ 5.95  - $16.23
Granted...............     (95,590)        95,590   $ 8.58  - $ 9.92
Cancelled.............       2,420        (34,809)  $ 8.37  - $14.81
Exercised.............       --            (2,662)       $ 8.37
                           -------        -------   ----------------

Outstanding,
  October 31, 1994         137,651        775,351   $ 5.95  - $16.23
Granted...............    (106,905)       106,905   $ 7.85  - $15.68
Cancelled.............      31,913        (34,334)  $ 7.95  - $14.81
Exercised.............       --           (69,930)  $ 6.31  - $14.81
                           -------        -------   ----------------

Outstanding,
  October 31, 1995          62,659        777,992   $ 5.95  - $16.23
                           =======        =======   ================

         All of the above options were granted at the fair market value of the stock on the date of grant except for 11,751 shares granted in fiscal 1993 at a below market rate of $5.95 as replacement for equivalent expiring options. As of October 31, 1995, options for 722,967 shares were exercisable at a weighted average option price of $10.41. If there were a change in control of the Company, options for an additional 55,025 shares would become immediately exercisable. The weighted average option price for all options outstanding as of October 31, 1995 is $10.49. All stock option share and price per share information has been retroactively restated for stock dividends.

NOTE 11 - RETIREMENT PLANS

The Company has a qualified defined contribution retirement plan (the Plan) under which eligible employees of the Company and its participating subsidiaries may contribute up to 10% of their annual compensation, as defined, and the Company will contribute specified percentages ranging from 25% to 50% of employee contributions up to 3% of annual pay in Company stock or cash, as determined by the Company. The Plan also provides that the Company may contribute additional amounts in its common stock or cash at the discretion of the Board of Directors.

         Concurrent with establishing the Plan, the Company sold to the Plan 181,500 shares of treasury stock in exchange for a $1,588,000 note payable to the Company, which represented the then fair market value of such stock. This note was fully paid during fiscal 1991. During fiscal 1990, the Company loaned the Plan $519,000 (the 1990 Note Receivable) to fund the termination distribution made to the employees of a discontinued business segment completed in 1990. The 1990 Note Receivable originally had 67,772 shares of the Company's stock pledged as collateral. These shares of stock became available as collateral within the Plan to the extent terminated employees elected to receive a cash distribution in lieu of the Company's stock. In September 1992, the Company sold 363,000 additional shares of the Company's stock to the Plan for an aggregate price of $4,122,000 entirely financed through a promissory note with the Company (the 1992 Note Receivable). The 1992 Note Receivable also includes $109,000 as the refinanced principal and accrued interest from the 1990 Note Receivable. The 1992 Note Receivable is payable in nine equal annual installments, inclusive of principal and interest at the rate of 8% per annum, of $655,000 each and a final installment of $640,000. The 1992 Note Receivable is prepayable in full or in part without penalty at any time.

         Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on number of years of service. Contributions to the Plan charged to income from continuing operations for fiscal 1995, 1994 and 1993 totaled $351,000, $212,000 and $190,000, respectively, net of interest income earned on the note received from the Plan of $299,000 in fiscal 1995, $331,000 in fiscal 1994 and $355,000 in fiscal 1993.

         In May 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 1995 are not material to the financial position of the Company. During fiscal 1995, 1994 and 1993, $75,000, $73,000 and $73,000, respectively, was expensed for this plan.

NOTE 12 - BUSINESS SEGMENT INFORMATION

The principal products of the aerospace products and services segment include replacement parts for certain commercial aircraft engines, other component parts for the aviation and defense industry and the repair and overhaul of certain aircraft engine parts. Sales from the healthcare services segment (previously referred to as medical services) result principally from the operation and management of medical diagnostic imaging facilities.

         Other information concerning certain of the Company's operating and investing activities for its two principal industry segments at and for the years ended October 31, 1995, 1994 and 1993 are as follows:

                                                                   1995             1994             1993
                                                              --------------    -------------    -------------
Sales, net of returns and allowances:
   Aerospace products and services.................           $   25,613,000    $  19,212,000    $  19,856,000
   Healthcare services................................            14,766,000       13,181,000        6,026,000
                                                              --------------    -------------    -------------
      Net sales....................................           $   40,379,000    $  32,393,000    $  25,882,000
                                                              ==============    =============    =============
Operating income:
   Aerospace products and services.................           $    4,907,000    $   2,938,000    $   2,488,000
   Healthcare services................................             2,495,000        1,615,000          (62,000)
                                                              --------------    -------------    -------------
      Segment operating income.....................                7,402,000        4,553,000        2,426,000
   Corporate expenses, net of insurance
         recovery of $190,000 in 1993..............               (3,196,000)      (2,598,000)      (2,029,000)
   Interest expense...............................                  (375,000)        (199,000)        (339,000)
   Interest and other income......................                   673,000          461,000          607,000
   Minority interests in consolidated
         partnerships..............................                 (144,000)         (34,000)           --
                                                              --------------    -------------    -------------
      Income before income taxes...................           $    4,360,000    $   2,183,000    $     665,000
                                                              ==============    =============    =============

Identifiable assets:
   Aerospace products and services.................           $   17,220,000    $  18,507,000    $  18,318,000
   Healthcare services................................            19,581,000       14,517,000       10,710,000
   Investment in and advances to
      unconsolidated partnerships..................                2,094,000        1,152,000        1,524,000
   Corporate.......................................                8,506,000        4,844,000        3,186,000
                                                              --------------    -------------    -------------
      Total assets.................................           $   47,401,000    $  39,020,000    $  33,738,000
                                                              ==============    =============    =============

Depreciation and amortization:
   Aerospace products and services.................           $    1,238,000    $   1,260,000    $   1,230,000
   Healthcare services................................             1,275,000          683,000          316,000
   Corporate.......................................                  125,000           57,000           36,000
                                                              --------------    -------------    -------------
      Total depreciation and amortization..........           $    2,638,000    $   2,000,000    $   1,582,000
                                                              ==============    =============    =============

Capital expenditures:
   Aerospace products and services.................           $      571,000    $     642,000    $     823,000
   Healthcare services................................               216,000          520,000          181,000
   Corporate.......................................                   13,000            3,000           20,000
                                                              --------------    -------------    -------------
      Total capital expenditures...................           $      800,000    $   1,165,000    $   1,024,000
                                                              ==============    =============    =============

         The Company's unconsolidated partnerships are integrated vertically with the Company's healthcare services operations.

         Segment operating income is operating revenue less operating expenses (including equity in losses of unconsolidated partnerships) and excludes interest and general corporate expenses. There are no significant inter-segment sales or transfers.

         Net sales of the unconsolidated partnerships, which are excluded from the healthcare services segment sales set forth above, totaled $5,756,000 in fiscal 1995, $6,444,000 in fiscal 1994 and $6,473,000 in fiscal 1993.

         Identifiable assets by segment include both assets directly identified with those operations and allocable amounts of significant jointly used assets. Corporate assets consist primarily of cash, cash equivalents and short-term investments.

         Export sales were $5,762,000 in fiscal 1995, $3,678,000 in fiscal 1994 and $3,468,000 in fiscal 1993.

         No one customer accounted for sales of 10% or more of consolidated sales during the last three fiscal years.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                        FIRST          SECOND           THIRD          FOURTH
                       QUARTER         QUARTER         QUARTER        QUARTER
                     -----------     -----------     -----------     ----------
Net sales:
  1995..........     $ 8,933,000     $10,345,000     $10,447,000     $10,654,000
  1994..........     $ 6,909,000     $ 7,801,000     $ 8,702,000     $ 8,981,000

Gross profit:
  1995..........     $ 2,963,000     $ 3,310,000     $ 3,163,000     $ 3,068,000
  1994..........     $ 1,809,000     $ 2,411,000     $ 2,765,000     $ 2,688,000

Income before
 cumulative effect
 of change in account-
 ing principle:
  1995..........     $   569,000     $   652,000     $   721,000     $   753,000
  1994.........      $   119,000     $   371,000     $   448,000     $   532,000

Net income:
  1995.........      $   569,000     $   652,000     $   721,000     $   753,000
  1994..........     $   500,000     $   371,000     $   448,000     $   532,000


Income per share
 before cumulative
 effect of change in
 accounting principle:
  1995..........        $  .20          $  .23          $  .24           $  .25
  1994..........        $  .04          $  .13          $  .16           $  .19

Net income
 per share:
  1995..........        $  .20          $  .23          $  .24           $  .25
  1994..........        $  .18          $  .13          $  .16           $  .19


         The cumulative effect on prior years of the change in accounting for income taxes discussed in Note 1 increased the fiscal 1994 first quarter net income by $381,000 ($.14 per share).

         Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year does not equal the sum of the four individual quarters.

NOTE 14 -  OTHER CONSOLIDATED BALANCE SHEETS, STATEMENTS OF OPERATIONS
              AND STATEMENTS OF CASH FLOWS INFORMATION

Accounts receivable are composed of the following:

                                                       BALANCE AT OCTOBER 31,
                                                 ------------------------------
                                                    1995                1994
                                                 -----------        -----------
Accounts receivable ......................       $ 9,531,000        $ 7,284,000
Less contractual allowances ..............        (1,648,000)          (716,000)
Less allowance for doubtful
  accounts ...............................        (1,174,000)          (848,000)
                                                 -----------        -----------
Accounts receivable, net .................       $ 6,709,000        $ 5,720,000
                                                 ===========        ===========

Inventories are composed of the following:
                                                       BALANCE AT OCTOBER 31,
                                                    ----------------------------
                                                        1995              1994
                                                    -----------        ---------
Finished products ............................       $2,534,000       $1,916,000
Work in process ..............................        1,721,000        1,784,000
Materials, parts, assemblies and
  supplies ...................................        1,104,000        1,561,000
                                                     ----------       ----------
Total inventories ............................       $5,359,000       $5,261,000
                                                     ==========       ==========

Property, plant and equipment, including
  capital leases, are composed
  of the following:
                                                      BALANCE AT OCTOBER 31,
                                                 ------------------------------
                                                     1995               1994
                                                 ------------      ------------
Land .......................................     $    131,000      $    131,000
Buildings and improvements .................        6,026,000         5,867,000
Machinery and equipment ....................       18,040,000        15,910,000
                                                 ------------      ------------
                                                   24,197,000        21,908,000

Less accumulated depreciation ..............      (14,901,000)      (13,300,000)
                                                 ------------      ------------
Property, plant and equipment, net .........     $  9,296,000      $  8,608,000
                                                 ============      ============

Intangible assets are composed of
  the following:

                                                    BALANCE AT OCTOBER 31,
                                                 ------------------------------
                                                     1995              1994
                                                 ------------      ------------
Excess of cost over the fair value
  of net assets acquired ...................     $ 12,324,000      $ 10,235,000
Trademarks and deferred charges ............        1,473,000           762,000
Other ......................................           25,000            25,000
                                                 ------------      ------------
                                                   13,822,000        11,022,000
Less accumulated amortization ..............       (1,377,000)         (853,000)
                                                 ------------      ------------
Intangible assets, net .....................     $ 12,445,000      $ 10,169,000
                                                 ============      ============

Accrued expenses and other current
   liabilities are composed of
   the following:

                                                        BALANCE AT OCTOBER 31,
                                                     ---------------------------
                                                        1995             1994
                                                     ----------       ----------
Accrued employee compensation ................       $1,711,000       $1,010,000
Accrued customer discounts ...................        1,378,000          729,000
Accrued property taxes .......................          505,000          435,000
Other ........................................        1,452,000        1,423,000
                                                     ----------       ----------
Total accrued expenses and other
  current liabilities ........................       $5,046,000       $3,597,000
                                                     ==========       ==========

RESEARCH AND DEVELOPMENT EXPENSES

Fiscal 1995, 1994 and 1993 costs of products and services sold include approximately $1,800,000, $1,200,000 and $1,000,000, respectively, of new product research and development expenses pertaining to the aerospace products and services segment.

INSURANCE RECOVERIES

In the fourth quarter of fiscal 1993, the Company recorded insurance recoveries of certain litigation defense costs previously incurred and expensed by the Company. The Company is also seeking reimbursement for other previously incurred and expensed defense costs related to this litigation. However, no additional recovery has yet to be recorded for these other previously incurred costs.

         The amounts recovered to date have been recorded in the accompanying Consolidated Statements of Operations net of the defense costs incurred. The insurance recoveries, net of the defense costs incurred, increased fiscal 1993 net income by $119,000 ($.04 per share).

EQUITY IN LOSS OF UNCONSOLIDATED PARTNERSHIPS

The equity in loss of unconsolidated partnerships reported in the Consolidated Statements of Operations has been reduced by interest income on cash advances to the unconsolidated partnerships of $259,000 in 1995, $285,000 in 1994 and $212,000 in 1993.

INCOME FROM DISCONTINUED OPERATIONS

In the first quarter of fiscal 1993, the Company recorded income from discontinued operations of $450,000 ($.16 per share) resulting from the reversal of a portion of reserves for costs relating to operations disposed of in 1990, which were determined not to be required. There is no income tax charge related to this income since such costs resulted in a capital loss carryforward.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ARE AS FOLLOWS:

Cash paid for interest was $386,000, $193,000 and $407,000 in 1995, 1994 and
1993, respectively. Cash paid for income taxes was $1,400,000, $881,000 and $89,000 in 1995, 1994 and 1993, respectively.

         Non-cash investing and financing activities related to the acquisitions and contingent note payments during fiscal 1995, 1994 and 1993 were as follows:

                                          1995           1994           1993
                                      -----------    -----------    -----------
Fair value of assets acquired:
    Intangible assets .............   $ 1,945,000    $ 2,632,000    $ 2,115,000
    Property,plant
      and equipment ...............          --          249,000        212,000
    Other assets ..................       154,000        446,000        408,000
Cash paid, including
  contingent note
  payments ........................    (2,099,000)    (3,078,000)    (2,647,000)
                                      -----------    -----------    -----------
Liabilities assumed ...............   $      --      $   249,000    $    88,000
                                      ===========    ===========    ===========

         Non-cash investing and financing activities related to purchases of property, plant and equipment financed by capital leases during fiscal 1995 and 1994 amounted to $2,257,000 and $1,044,000, respectively. There were no significant non-cash investing and financing activities related to purchases of property, plant and equipment during fiscal 1993. Non-cash investing and financing activities during fiscal 1995 also included purchases of property, plant and equipment of $2,269,000, investments in and advances to unconsolidated partnerships of $862,000, deferred charges of $461,000 and other assets of $139,000 which were financed by capital leases assumed, issuance of a note payable and distributions from an unconsolidated partnership during fiscal 1995. Additionally, retained earnings was charged $7,881,000 as a result of the two 10% stock dividends described in Note 3 above.

NOTE 15 - PENDING LITIGATION

In November 1989, HEICO Aerospace and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (United) in the United States District court for the Southern District of Florida. The complaint, as amended in fiscal 1995, alleges infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of United. United seeks approximately $10 million in damages for the patent infringement and approximately $30 million in damages for the misappropriation of trade secrets and the unfair competition claims. The aggregate damages referred to in the preceding sentence do not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the $10 million patent infringement damages. The complaint also seeks, among other things, pre-judgment interest and treble damages.

     In July and November 1995, the Company filed its answers to United's complaint denying the allegations. In addition, the Company filed counterclaims against United for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. United filed its answer denying certain counterclaims and moved to dismiss other counterclaims. No trial date has been set.

     Based on currently known facts, the Company's legal counsel has advised that it believes that the Company should be able to successfully defend the patent infringement claims alleged in United's complaint. With respect to the misappropriation and unfair competition claims, legal counsel to the Company has advised that it believes the likelihood that United will be able to prove a case regarding such claims within the statute of limitations is remote. Further, the Company intends to vigorously pursue its counterclaims against United. The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the accompanying consolidated financial statements.

     The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcome of these other matters will not have a significant effect on the Company's consolidated financial statements.

                       HEICO Corporation and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of HEICO Corporation

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective November 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.

DELOITTE & TOUCHE LLP
Miami, Florida
December 29, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Directors of the Company is incorporated by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 1995.

         Information concerning the executive officers of the Company is set forth at Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.          EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1995.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1995.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1995.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)(1)            Financial Statements:

                           The following consolidated financial statements of the Company and subsidiaries are included in Part II,
                           Item 8:

                                                                            PAGE

                           Consolidated Balance Sheets at October 31, 1995
                             and 1994.......................................  23

                           Consolidated Statements of Operations for the
                             years ended October 31, 1995, 1994 and 1993....  25

                           Consolidated Statements of Shareholders' Equity
                             for the years ended October 31, 1995, 1994
                             and 1993.......................................  26

                           Consolidated Statements of Cash Flows for the
                             years ended October 31, 1995, 1994 and 1993....  27

                           Notes to Consolidated Financial Statements.......  28

                           Report of Independent Auditors...................  47

(a)(2)            Financial Statement Schedules:

         No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3)  Exhibits

        2.1 Amended and Restated Agreement of Merger and Plan of Reorganization, dated as of March 22, 1993, by and among HEICO Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993.

        3.1 Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993.

Item 14 (a) (3) Exhibits continued

        3.2 Articles of Amendment of the Articles of Incorporation of the Registrant, dated April 27, 1993 are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated April 29, 1993.

        3.3 Articles of Amendment of the Articles of Incorporation of the Registrant, dated November 3, 1993 are incorporated by reference to Exhibit 3.3 on Form 10-K dated October 31, 1993.

        3.4 Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-57624) dated February 1, 1993.

        4.0 The description and terms of Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunBank, N.A., as Rights Agent, dated as of November 2, 1993, incorporated by reference to Exhibit 1 to the Form 8-K dated November 2, 1993.

        10.1 Loan Agreement dated March 1, 1988 between HEICO Corporation and Broward County, Florida is incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended October 31, 1994.

        10.2             SunBank Reimbursement Agreement dated February 28,
                         1994 between HEICO Aerospace Corporation and
                         SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1994.

        10.3 Amendment, dated March 1, 1995, to the SunBank Reimbursement Agreement, dated February 28, 1995, between HEICO Aerospace Corporation and SunBank/South Florida, N.A.

        10.4 Loan Agreement dated February 28, 1994 between HEICO Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 1994.

Item 14 (a) (3) Exhibits continued

        10.5 The First Amendment, dated October 13, 1994, to Loan Agreement dated February 28, 1994 between HEICO Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended October 31, 1994.

        10.6 Second Amendment, dated March 1, 1995, to the Loan Agreement dated February 28, 1994 between HEICO Corporation and SunBank/South Florida, N.A.

        10.7 Loan Agreement dated March 31, 1994 between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 1994.

        10.8 The First Amendment, dated May 31, 1994, to Loan Agreement dated March 31, 1994 between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended October 31, 1994.

        10.9 The Second Amendment, dated August 9, 1995, to the Loan Agreement dated March 31, 1994 between HEICO Corporation and Eagle National Bank of Miami.

        10.10 Healthcare Receivables Purchase Agreement dated May 20, 1994 between Finance Funding Corporation, Provider Funding Corporation and John Alden Asset Management Company is incorporated by reference to
                         Exhibit 10.7 to the Form 10-K for the year ended October 31, 1994.

        10.11            Registrant's 1993 Stock Option Plan dated as of
                         March 17, 1993 is incorporated by reference to Exhibit
                         10.2 to the Company's Registration Statement on Form S-4 (Registration No. 33- 57624) Amendment No. 1 filed on March 19, 1993.

        10.12 HEICO Savings and Investment Plan and Trust, as amended and restated effective January 2, 1987 is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1987.

Item 14 (a) (3) Exhibits continued

        10.13 HEICO Savings and Investment Plan, as amended and restated, dated December 19, 1994 is incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended October 31, 1994.

        10.14 HEICO Corporation Combined Stock Option Plan dated March 15, 1988 is incorporated by reference to Exhibit
                         10.3 to the Form 10-K for the year ended October 31, 1989.

        10.15 Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to
                         Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.

        10.16 HEICO Corporation Directors' Retirement Plan, as amended, dated as of May 31, 1991 is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.

        10.17            Key Employee Termination Agreement dated as of
                         April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended October 31, 1992.

        10.18 Stock Repurchase and Termination of Employment Agreement dated May 1, 1994 between MediTek Health Corporation and Paul M. Stanley is incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended October 31, 1994.

        10.19 Consulting Agreement dated August 1, 1994 between MediTek Health Corporation and Paul M. Stanley is incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended October 31, 1994.

        10.20 Asset Purchase Agreement dated as of June 21, 1993 by and between MediTek - Premier, Inc., and Premier Imaging Associates, L.P. is incorporated by reference to Exhibit 1 to the Form 8-K dated October 18, 1993.

Item 14 (a) (3) Exhibits continued

        10.21 Assignment Agreement dated as of October 1, 1993 by and between MediTek - Premier, Inc. and Andrew Zeldin, Scientific Imaging Associates, L.P., Health Service, Inc. and Principle Anesthesia, Inc. is incorporated by reference to Exhibit 2 to the Form 8-K dated October 18, 1993.

        10.22 Employment Agreement dated as of October 1, 1993 by and between MediTek Health Corporation and Andrew Zeldin is incorporated by reference to Exhibit 3 to the Form 8-K dated October 18, 1993.

        10.23 Asset Purchase Agreement dated as of June 21, 1993 by and between MediTek Premier, Inc., and Premier Imaging Associates II, L.P. is incorporated by reference to
                         Exhibit 1 to the Form 8-K dated March 18, 1994.

        10.24 Assignment Agreement dated as of February 1, 1994 by and between MediTek Premier, Inc., Andrew Zeldin, Imaging Consultants, Inc. and Health Services, Inc. is incorporated by reference to Exhibit 2 to the Form 8-K dated March 18, 1994.

        11               Computation of earnings per share.

        21               Subsidiaries of the Company.

        23.1             Consent of independent auditors.

        23.2             Consent of independent auditors.

(b)    Reports on Form 8-K

                  There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal 1995.

(c)      Exhibits

                  See Item 14 (a) (3).

(d)      Separate Financial Statements Required
                  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEICO CORPORATION

Date:  January 15, 1996              BY:/S/   THOMAS S. IRWIN
                                        ---------------------------
                                              THOMAS S. IRWIN
                                        Executive Vice President
                                       and Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/  LAURANS A. MENDELSON      Chairman,                        January 15, 1996
----------------------------   President, Chief
     LAURANS A. MENDELSON      Executive Officer
                               and Director (Principal
                               Executive Officer)

/S/  JACOB T. CARWILE          Director                         January 15, 1996
----------------------------
     JACOB T. CARWILE


/S/  SAMUEL L. HIGGINBOTTOM    Director                         January 15, 1996
----------------------------
     SAMUEL L. HIGGINBOTTOM


/S/  PAUL F. MANIERI           Director                         January 15, 1996
----------------------------
     PAUL F. MANIERI


/S/  ERIC A. MENDELSON         Director                         January 15, 1996
----------------------------
     ERIC A. MENDELSON


/S/  ALBERT MORRISON, JR.      Director                         January 15, 1996
----------------------------
     ALBERT MORRISON, JR.


/S/  ALAN SCHRIESHEIM          Director                         January 15, 1996
----------------------------
     ALAN SCHRIESHEIM

/S/  GUY C. SHAFER             Director                         January 15, 1996
----------------------------
     GUY C. SHAFER