Form 10-Q
period 1996-01-31
HEICO CORP
filed 1996-03-05
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the issuer's common stock, $.01 par value, is 2,834,522 shares as of February 29, 1996.

                                HEICO CORPORATION

                                      INDEX

                                                                        Page No.


Part I.       Financial information:

     Consolidated Condensed Balance Sheets as of
       January 31, 1996 and October 31, 1995 ..............................    3

     Consolidated Condensed Statements of Operations for the
       three months ended January 31, 1996 and 1995 .......................    4

     Consolidated Condensed Statements of Cash Flows for the
       three months ended January 31, 1996 and 1995 .......................    5

     Notes to Consolidated Condensed Financial Statements .................    6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations ................................    8

Part II.      Other Information:

     Item 1.  Legal Proceedings ...........................................   11

     Item 6.  Exhibits and Reports on Form 8-K ............................   11

                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                        JANUARY 31,         OCTOBER 31,
                                                           1996                1995
                                                       ------------        ------------
                                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents                         $  7,591,000        $  4,664,000
     Short-term investments                                    --             2,939,000
     Accounts receivable, net                             6,823,000           6,709,000
     Inventories                                          5,548,000           5,359,000
     Prepaid expenses and other current assets            1,573,000           1,373,000
     Deferred income taxes                                1,551,000           1,593,000
                                                       ------------        ------------
        Total current assets                             23,086,000          22,637,000
                                                       ------------        ------------

Property, plant and equipment                            24,042,000          24,197,000
     Less accumulated depreciation                      (15,282,000)        (14,901,000)
                                                       ------------        ------------
        Property, plant and equipment, net                8,760,000           9,296,000
                                                       ------------        ------------
Intangible assets less accumulated amortization of
     $1,540,000 in 1996 and $1,377,000 in 1995           12,586,000          12,445,000
                                                       ------------        ------------
Investments in and advances to unconsolidated
     partnerships                                         2,261,000           2,094,000
                                                       ------------        ------------
Other assets                                              1,244,000             929,000
                                                       ------------        ------------
        Total assets                                   $ 47,937,000        $ 47,401,000
                                                       ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt              $    778,000        $    794,000
     Trade accounts payable                               1,681,000           1,499,000
     Accrued expenses and other current liabilities       4,439,000           5,046,000
     Income taxes payable                                   584,000             543,000
                                                       ------------        ------------
        Total current liabilities                         7,482,000           7,882,000
                                                       ------------        ------------

Long-term debt                                            6,174,000           7,076,000
                                                       ------------        ------------
Deferred income taxes                                     1,809,000           1,720,000
                                                       ------------        ------------
Other non-current liabilities                               975,000             470,000
                                                       ------------        ------------
Minority interests                                           71,000             107,000
                                                       ------------        ------------
Commitments and contingencies:
Shareholders' equity:
     Preferred stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable
        in series; 50,000 designated as
        Series A Junior Participating Preferred
        Stock, none issued                                     --                  --
     Common stock, $.01 par value; Authorized -
        20,000,000 shares; Issued - 2,814,739 shares
        in 1996 and 2,796,299 shares in 1995 (each
        includes 253,704 shares to be issued on
        February 8, 1996 as a stock dividend)                28,000              28,000
     Capital in excess of par value                       8,647,000           8,371,000
     Retained earnings                                   26,090,000          25,439,000
                                                       ------------        ------------
                                                         34,765,000          33,838,000
     Less:  Note receivable from employee savings and
            investment plan                              (3,339,000)         (3,692,000)
                                                       ------------        ------------
        Total shareholders' equity                       31,426,000          30,146,000
                                                       ------------        ------------
        Total liabilities and shareholders' equity     $ 47,937,000        $ 47,401,000
                                                       ============        ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                                             THREE MONTHS ENDED JANUARY 31,
                                                                1996             1995
                                                             -----------      -----------
Revenues:
Aerospace products and services sales,
   net of returns and allowances                             $ 6,978,000      $ 5,392,000
Health care services, net of allowances                        3,882,000        3,541,000
                                                             -----------      -----------

Net sales                                                     10,860,000        8,933,000
                                                             -----------      -----------

Operating costs and expenses:
Cost of aerospace products and services                        4,656,000        3,652,000
Cost of health care services                                   2,921,000        2,318,000
Selling, general and administrative expenses                   2,070,000        1,879,000
Equity in (income) loss of unconsolidated partnerships          (114,000)         175,000
                                                             -----------      -----------

Total operating costs and expenses                             9,533,000        8,024,000
                                                             -----------      -----------

Income from operations                                         1,327,000          909,000

Interest expense                                                 (67,000)         (92,000)
Interest and other income                                        197,000          143,000
Minority interest in consolidated partnerships                   (81,000)         (23,000)
                                                             -----------      -----------

Income before income taxes                                     1,376,000          937,000

Income tax expense                                               506,000          368,000
                                                             -----------      -----------

Net income                                                   $   870,000      $   569,000
                                                             ===========      ===========

Net income per share                                            $ .28             $ .20
                                                                =====             =====

Weighted average number of common
   and common equivalent shares outstanding                    3,078,795        2,781,405
                                                             ===========      ===========

Cash dividends per share                                        $.075             $.062
                                                                =====             =====


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                            THREE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                   ------------------------------------
                                                                       1996                      1995
                                                                   -----------              -----------
Cash flows from operating activities:
   Net income                                                      $   870,000              $   569,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                     638,000                  626,000
     (Income) loss from unconsolidated partnerships                   (108,000)                 254,000
     Minority interest in consolidated partnerships                     81,000                   23,000
     Deferred income taxes                                             131,000                   59,000
     Change in assets and liabilities:
        (Increase) in accounts receivable                             (114,000)                (520,000)
        (Increase) decrease in inventories                            (189,000)                 127,000
        (Increase) in prepaid expenses and other
           current assets                                             (200,000)                 (19,000)
        (Decrease) in trade payables, accrued
          expenses and other current liabilities                      (225,000)                (552,000)
        Increase in income taxes payable                                80,000                  147,000
        Increase in other non-current liabilities                       58,000                   15,000
                                                                   -----------              -----------
     Net cash provided by operating activities                       1,022,000                  729,000
                                                                   -----------              -----------

Cash flows from investing activities:
     Maturity (purchase) of short-term investments                   2,939,000                 (943,000)
     Purchases of property, plant and equipment                       (523,000)                (163,000)
     Acquisitions:
        Contingent note payments                                      (425,000)                (640,000)
        Other                                                             --                       --
     Advances to unconsolidated partnerships                           (59,000)                (211,000)
     Distributions to minority interests                              (117,000)                 (30,000)
     Payments for deferred organization costs                         (178,000)                 (79,000)
     Payment received from employee savings and
        investment plan note receivable                                353,000                  286,000
     Other                                                             (17,000)                    --
                                                                   -----------              -----------
     Net cash provided by (used in) investing activities             1,973,000               (1,780,000)
                                                                   -----------              -----------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                       222,000                  114,000
     Proceeds from the issuance of long-term debt                      217,000                   15,000
     Payments on long-term debt and capital leases                    (293,000)                (312,000)
     Repurchases of common stock                                          --                   (117,000)
     Cash dividends paid                                              (219,000)                (171,000)
     Other                                                               5,000                  (11,000)
                                                                   -----------              -----------
     Net cash (used in) financing activities                           (68,000)                (482,000)
                                                                   -----------              -----------

Net increase (decrease) in cash and cash equivalents                 2,927,000               (1,533,000)
Cash and cash equivalents at beginning of year                       4,664,000                5,030,000
                                                                   -----------              -----------
Cash and cash equivalents at end of period                         $ 7,591,000              $ 3,497,000
                                                                   ===========              ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                January 31, 1996


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1995. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flow for such interim periods presented. The results of operations for the three months ended January 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Accounts receivable are composed of the following:


                                                                JANUARY 31, 1996        OCTOBER 31, 1995
                                                              ------------------        ----------------
       Accounts receivable..............................      $        9,667,000        $      9,531,000
       Less contractual allowances......................              (1,723,000)             (1,648,000)
       Less allowance for doubtful accounts.............              (1,121,000)             (1,174,000)
                                                              ------------------        ----------------
       Accounts receivable, net.........................      $        6,823,000        $      6,709,000
                                                              ==================        ================

    Inventories are comprised of the following:

                                                                JANUARY 31, 1996        OCTOBER 31, 1995
                                                              ------------------        ----------------
       Finished products................................      $        2,522,000        $      2,534,000
       Work in process..................................               1,433,000               1,721,000
       Materials, parts, assemblies and supplies........               1,593,000               1,104,000
                                                              ------------------        ----------------
       Total inventories................................      $        5,548,000        $      5,359,000
                                                              ==================        ================

Revenues, inventory and receivable amounts set forth in the accompanying consolidated condensed financial statements do not include any material amounts related to long-term contracts.

3. The equity in income of unconsolidated partnerships reported in the consolidated condensed statements of operations has been increased by interest income from the unconsolidated partnerships of $6,000 in 1996 and the related loss in 1995 has been reduced by interest income from the unconsolidated partnerships of $79,000.

4. Income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus common share equivalents arising from the assumed exercise of stock options, if dilutive, and has been adjusted for the effect of any stock dividends.

5. Supplemental disclosures of cash flow information for the three months ended January 31, 1996 and 1995 are as follows:

    Cash paid for interest was $67,000 and $92,000 in 1996 and 1995, respectively. Cash paid for income taxes was $304,000 and $46,000 in 1996 and 1995, respectively.

    Equipment under capital lease with a net book value of $583,000 and an associated intangible asset of $308,000 were written off along with the corresponding capital lease liability of $891,000 as the lease was terminated in fiscal 1996.

6. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 does not rescind or interpret existing accounting rules for employee stock-based arrangements. Under SFAS No. 123, the Company may continue to follow existing rules to recognize and measure compensation, but they will now be required to disclose the pro forma amounts of net income and earnings per share that would have to be reported had the Company elected to follow the "fair value" recognition provisions of SFAS No. 123. SFAS No. 123 will apply to the Company for the year ending October 31, 1997. The Company has not determined whether it will elect to recognize and measure compensation expense under SFAS No. 123 and has not yet determined its effect on the Company's financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the three months ended January 31, 1996 and 1995


RESULTS OF OPERATIONS

Fiscal 1996 first quarter net income of $870,000 ($.28 per share) increased 53% over fiscal 1995 first quarter net income of $569,000 ($.20 per share).

For the first three months of fiscal 1996, net sales totaled $10,860,000, representing a 22% increase over sales of $8,933,000 in the first three months of fiscal 1995.

The improved fiscal 1996 earnings are primarily attributable to increased sales volume in the Company's aerospace products and services subsidiary, HEICO Aerospace Corporation, discussed below.

Net sales of HEICO Aerospace totaled $6,978,000 in the first quarter of fiscal 1996 as compared to $5,392,000 in the same period of fiscal 1995. The $1,586,000, or 29%, increase in HEICO Aerospace's first quarter revenues from fiscal 1995 to fiscal 1996 is due principally to higher sales volumes.

Net sales of the Company's health care services subsidiary, MediTek Health Corporation, totaled $3,882,000 in the first quarter of fiscal 1996, representing an increase of $341,000, or 10%, over revenues in the first quarter of fiscal 1995. The fiscal 1996 increase in MediTek's revenues is due principally to the opening of two new medical diagnostic centers since the first quarter of last year, partially offset by increases in contractual allowances in certain geographic regions during the last half of fiscal 1995 for services billed to third party reimbursement sources. Net sales of MediTek exclude revenues of three unconsolidated partnerships, which totaled $1.7 million and $1.3 million in the first quarters of fiscal 1996 and 1995, respectively.

HEICO Aerospace's backlog totaled approximately $24 million as of January 31, 1996, including $14 million representing forecasted shipments over the next 12 months for certain contracts (the "Contracts") pursuant to which customers provide estimated annual usage. The current backlog increased from $13 million as of January 31, 1995 and remained approximately level with the balance of $23 million as of October 31, 1995. The increase in current backlog over that of January 31, 1995 is principally due to increased demand and sales incentives offered by the Company. MediTek's order backlog is insignificant due to the nature of its operations.

HEICO Aerospace's gross profit margins averaged 33.3% for the first quarter of fiscal 1996, an increase over the 32.3% average margins experienced in the same period of fiscal 1995. This increase in gross profit margins reflects a favorable product mix and manufacturing cost reductions.

Gross profit margins of MediTek averaged 24.8% in the first quarter of fiscal 1996 as compared to 34.5% in the first quarter of fiscal 1995. The decrease in the gross profit margin percentage in fiscal 1996 is principally due to increases in the aforementioned contractual allowances in certain geographic regions during the last half of fiscal 1995. This decrease in margin percentage was partially offset by the aforementioned 10% increase in MediTek's sales.

Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 1996 increased $191,000 over amounts in the first quarter of fiscal 1995 due principally to increased SG&A expenses at MediTek and increased general corporate expenses. As a percentage of sales, however, SG&A expenses declined to 19.1% of consolidated net sales in the first quarter of fiscal 1996 from 21.0% in the first quarter of fiscal 1995.

The equity in income of unconsolidated partnerships was $114,000 in the first quarter of fiscal 1996 as compared to a loss of $175,000 in the same period of last year. This $289,000 improvement is primarily due to the merger of an unprofitable center into a new unconsolidated partnership with another previously unrelated center in the fourth quarter of fiscal 1995. The equity in income or loss of these partnerships includes costs representing the management services fee income paid to MediTek and included in consolidated net sales as part of health care services sales. This service fee income totaled $103,000 in the first quarter of fiscal 1996 and $135,000 in the first quarter of fiscal 1995.

Income from operations, which totaled $1,327,000 for the first quarter of fiscal 1996, increased $418,000, or 46%, over the same period of last year. This increase principally reflects an increase in operating income at HEICO Aerospace to approximately $1.6 million in the first quarter of fiscal 1996, up from approximately $1.0 million in the first quarter of last year, partially offset by a decrease in MediTek's operating income to approximately $600,000 in the current year from approximately $700,000 in the first quarter of last year. HEICO Aerospace's improvement is due primarily to the aforementioned sales volume increase and gross profit margin improvement. The decline in MediTek's income from operations is due principally to the previously discussed decline in gross profit margins and increased SG&A expenses, partially offset by the improved operating results of the unconsolidated partnerships.

The Company's effective tax rate decreased from 39.3% for the first quarter of fiscal 1995 to 36.8% in the first quarter of fiscal 1996 primarily due to the increased impact of tax benefits on higher amounts of export sales and investment income.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1996, net cash provided by operating activities totaled $1,022,000, up from $729,000 in the first three months of fiscal 1995, reflecting the higher earnings of the Company.

The Company's principal investing activities during the first quarter of fiscal 1996 were the maturity of short-term investments of $2.9 million, purchases of property, plant and equipment of $.5 million and contingent note payments of $.4 million related to MediTek's prior years acquisitions.

The Company's principal financing activities during the first quarter of fiscal 1996 were the receipt of funds from the exercise of Company stock options of $.2 million, the issuance of long-term debt of $.2 million to partially fund equipment purchases, scheduled payments on long-term debt of $.3 million and the payment of $.2 million in cash dividends.

There have been no other material changes in the liquidity or the capital resources of the Company since the end of fiscal 1995.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 11 - Computation of earnings per share.

         (b) There were no reports on Form 8-K filed during the three months ended January 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HEICO CORPORATION
                                -----------------
                                  (Registrant)





     MARCH 5, 1996                      BY /S/ THOMAS S. IRWIN
--------------------------              --------------------------
         Date                           Thomas S. Irwin, Executive Vice
                                        President and Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)