Form 10-Q
period 1996-04-30
HEICO CORP
filed 1996-05-31
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                       OR

            ( )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-4604

                                HEICO CORPORATION
             (Exact name of registrant as specified in its charter)

                      FLORIDA                           65-0341002
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

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

The number of shares outstanding of the issuer's common stock, $.01 par value, is 4,328,694 shares as of May 31, 1996.

                                HEICO CORPORATION

                                      INDEX

                                                                   Page No.


Part I.           Financial information:

     Consolidated Condensed Balance Sheets as of
       April 30, 1996 and October 31, 1995............................    3

     Consolidated Condensed Statements of Operations for the six and
       three months ended April 30, 1996 and 1995.....................    4

     Consolidated Condensed Statements of Cash Flows for the
       six months ended April 30, 1996 and 1995.......................    5

     Notes to Consolidated Condensed Financial Statements.............    6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations............................    8

Part II.     Other Information:

     Item 1.  Legal Proceedings.......................................   12

     Item 4.  Submission of Matters to a Vote of Security Holders.....   12

     Item 6.  Exhibits and Reports on Form 8-K........................   12

                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                       April 30,              October 31,
                                                                          1996                   1995
                                                                       ---------              -----------
                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                      $  9,117,000             $  4,664,000
     Short-term investments                                                 --                  2,939,000
     Accounts receivable, net                                          7,317,000                6,709,000
     Inventories                                                       6,202,000                5,359,000
     Prepaid expenses and other current assets                         1,408,000                1,373,000
     Deferred income taxes                                             2,065,000                1,593,000
                                                                    ------------             ------------
        Total current assets                                          26,109,000               22,637,000
                                                                    ------------             ------------

Property, plant and equipment                                         24,364,000               24,197,000
     Less accumulated depreciation                                   (15,404,000)             (14,901,000)
                                                                    ------------             -------------
        Property, plant and equipment, net                             8,960,000                9,296,000
                                                                    ------------             ------------
Intangible assets less accumulated amortization of
     $1,706,000 in 1996 and $1,377,000 in 1995                        13,057,000               12,445,000
                                                                    ------------             ------------
Investments in and advances to unconsolidated
     partnerships                                                      2,312,000                2,094,000
                                                                    ------------             ------------
Other assets                                                           1,245,000                  929,000
                                                                    ------------             ------------
        Total assets                                                $ 51,683,000             $ 47,401,000
                                                                    ============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                           $  1,236,000             $    794,000
     Trade accounts payable                                            2,224,000                1,499,000
     Accrued expenses and other current liabilities                    4,868,000                5,046,000
     Income taxes payable                                                943,000                  543,000
                                                                    ------------             ------------
        Total current liabilities                                      9,271,000                7,882,000
                                                                    ------------             ------------

Long-term debt                                                         5,966,000                7,076,000
                                                                    ------------             ------------
Deferred income taxes                                                  1,697,000                1,720,000
                                                                    ------------             ------------
Other non-current liabilities                                          1,102,000                  470,000
                                                                    ------------             ------------
Minority interests                                                       119,000                  107,000
                                                                    ------------             ------------
Commitments and contingencies:
Shareholders' equity:
     Preferred stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable
        in series; 50,000 designated as
        Series A Junior Participating
        Preferred
        Stock, none issued                                                  --                       --
     Common stock, $.01 par value; Authorized -
        20,000,000 shares; Issued - 4,328,330 shares
        in 1996 and 4,194,449 shares in 1995                              43,000                   28,000
     Capital in excess of par value                                    9,672,000                8,371,000
     Retained earnings                                                27,152,000               25,439,000
                                                                    ------------             ------------
                                                                      36,867,000               33,838,000
     Less:  Note receivable from employee savings and
            investment plan                                           (3,339,000)              (3,692,000)
                                                                    ------------             ------------
        Total shareholders' equity                                    33,528,000               30,146,000
                                                                    ------------             ------------
        Total liabilities and shareholders' equity                  $ 51,683,000             $ 47,401,000
                                                                    ============             ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      SIX MONTHS ENDED APRIL 30,        THREE MONTHS ENDED APRIL 30,
                                                     ----------------------------       ------------------------------
                                                         1996              1995            1996               1995
                                                     -----------       ----------       -----------       -----------
Revenues:
Aerospace products and services sales,
   net of returns and allowances                     $14,920,000       $11,786,000      $ 7,942,000       $ 6,394,000
Health care services, net of allowances                8,340,000         7,492,000        4,458,000         3,951,000
                                                     -----------       -----------      -----------       -----------

Net sales                                             23,260,000        19,278,000       12,400,000        10,345,000
                                                     -----------       -----------      -----------       -----------

Operating costs and expenses:
Cost of aerospace products and services                9,882,000         8,086,000        5,226,000         4,434,000
Cost of health care services                           6,151,000         4,919,000        3,234,000         2,601,000
Selling, general and administrative expenses           4,441,000         3,998,000        2,371,000         2,119,000
Equity in (income) loss of unconsolidated
  partnerships                                          (341,000)          334,000         (227,000)          159,000
                                                     -----------       -----------      -----------       -----------

Total operating costs and expenses                    20,133,000        17,337,000       10,600,000         9,313,000
                                                     -----------       -----------      -----------       -----------

Income from operations                                 3,127,000         1,941,000        1,800,000         1,032,000

Interest expense                                        (147,000)         (180,000)          (80,000)         (88,000)
Interest and other income                                372,000           285,000          175,000           142,000
Minority interest in consolidated partnership           (228,000)          (41,000)        (147,000)          (18,000)
                                                     -----------       -----------      -----------       -----------

Income before income taxes                             3,124,000         2,005,000        1,748,000         1,068,000

Income tax expense                                     1,172,000           784,000          666,000           416,000
                                                     -----------       -----------      -----------       -----------

Net income                                           $ 1,952,000       $ 1,221,000      $ 1,082,000       $   652,000
                                                     ===========       ===========      ===========       ===========

Net income per share                                    $ .41             $ .29            $ .22            $ .15
                                                        =====             =====            =====            =====

Weighted average number of common
   and common equivalent shares outstanding            4,717,876         4,225,122        4,817,560         4,278,135
                                                     ===========       ===========      ===========       ===========

Cash dividends per share                                $.050            $.041
                                                        =====            =====

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                  Six months ended
                                                                                      APRIL 30,
                                                                            ----------------------------
                                                                                 1996           1995
                                                                            ------------     -----------
Cash flows from operating activities:
   Net income                                                                $ 1,952,000    $ 1,221,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                             1,286,000      1,222,000
     (Income) loss from unconsolidated partnerships                             (327,000)       495,000
     Minority interest in consolidated partnerships                              228,000         41,000
     Deferred income taxes                                                      (495,000)       (65,000)
     Change in assets and liabilities:
        (Increase) in accounts receivable                                       (608,000)    (1,058,000)
        (Increase) in inventories                                               (843,000)      (202,000)
        (Increase) in prepaid expenses and other
           current assets                                                       (181,000)        (5,000)
        Increase in trade payables, accrued
          expenses and other current liabilities                                 800,000        616,000
        Increase in income taxes payable                                         439,000        283,000
        Increase in other non-current liabilities                                123,000         18,000
                                                                             -----------    -----------
     Net cash provided by operating activities                                 2,374,000      2,566,000
                                                                             -----------    -----------

Cash flows from investing activities:
     Maturity (purchase) of short-term investments                             2,939,000       (943,000)
     Purchases of property, plant and equipment                                 (689,000)      (386,000)
     Acquisitions:
        Contingent note payments                                                (783,000)    (1,076,000)
        Other                                                                       --          (64,000)
     Distributions from (advances to)
        unconsolidated partnerships                                              109,000       (509,000)
    Distributions to minority interests                                         (216,000)       (71,000)
     Payments for deferred organization costs                                   (486,000)      (279,000)
     Payment received from employee savings and
        investment plan note receivable                                          353,000        286,000
     Other                                                                        93,000          4,000
                                                                             -----------    -----------
     Net cash provided by (used in) investing activities                       1,320,000     (3,038,000)
                                                                             -----------    -----------

Cash flows from financing activities:
     Proceeds from the issuance of long-term debt                                302,000         80,000
     Proceeds from the exercise of stock options                               1,262,000        367,000
     Payments on long-term debt and capital leases                              (581,000)      (637,000)
     Repurchases of common stock                                                    --         (117,000)
     Cash dividends paid                                                        (224,000)      (171,000)
     Other                                                                          --           (2,000)
                                                                             -----------    -----------
     Net cash provided by (used in) financing activities                         759,000       (480,000)
                                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents                           4,453,000       (952,000)
Cash and cash equivalents at beginning of year                                 4,664,000      5,030,000
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $ 9,117,000    $ 4,078,000
                                                                             ===========    ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                 April 30, 1996


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1995. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flow for such interim periods presented. The results of operations for the six months ended April 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Accounts receivable are composed of the following:


                                                                  APRIL 30, 1996        OCTOBER 31, 1995
                                                               ------------------     -------------------
       Accounts receivable..............................       $      10,989,000        $      9,531,000
       Less contractual allowances......................              (2,036,000)             (1,648,000)
       Less allowance for doubtful accounts.............              (1,636,000)             (1,174,000)
                                                              ------------------        ----------------
       Accounts receivable, net.........................      $        7,317,000        $      6,709,000
                                                              ==================        ================

    Inventories are comprised of the following:

                                                                  APRIL 30, 1996        OCTOBER 31, 1995
                                                              -------------------       -----------------
       Finished products................................      $        2,519,000        $      2,534,000
       Work in process..................................               1,923,000               1,721,000
       Materials, parts, assemblies and supplies........               1,760,000               1,104,000
                                                              ------------------        ----------------
       Total inventories................................      $        6,202,000        $      5,359,000
                                                              ==================        ================

Revenues, inventory and receivable amounts set forth in the accompanying consolidated condensed financial statements do not include any material amounts related to long-term contracts.

3. The equity in income of unconsolidated partnerships reported in the consolidated condensed statements of operations for the six and three month periods has been increased by interest income from the unconsolidated partnerships of $14,000 and $8,000, respectively, in 1996 and the related loss for the six and three month periods of 1995 has been reduced by interest income from the unconsolidated partnerships of $161,000 and $82,000, respectively.

4. On March 19, 1996, the Company's Board of Directors declared a three-for-two split of common shares that was distributed on April 24, 1996 to shareholders of record on April 8, 1996. All net income per share, dividend per share and common shares outstanding information has been restated to reflect this stock split as well as 10% stock dividends paid July 1995 and February 1996.

5. Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus common share equivalents arising from the assumed exercise of stock options, if dilutive.

6. Supplemental disclosures of cash flow information for the six months ended April 30, 1996 and 1995 are as follows:

    Cash paid for interest was $137,000 and $180,000 in 1996 and 1995, respectively. Cash paid for income taxes was $1,228,000 and $420,000 in 1996 and 1995, respectively.

    Non-cash investing and financing activities include purchases of property, plant and equipment of $1,343,000 which were financed by long-term debt.

    Equipment under capital leases with a net book value of $1,389,000, an associated intangible asset of $308,000 and associated other assets and liabilities of $93,000 were written off along with the corresponding capital lease liabilities of $1,790,000 as the leases were terminated in fiscal 1996.

7. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 does not rescind or interpret existing accounting rules for employee stock-based arrangements. Under SFAS No. 123, the Company may continue to follow existing rules to recognize and measure compensation, but will now be required to disclose the pro forma amounts of net income and earnings per share that would have to be reported had the Company elected to follow the "fair value" recognition provisions of SFAS No. 123. SFAS No. 123 will apply to the Company for the year ending October 31, 1997. The Company has not determined whether it will elect to recognize and measure compensation expense under SFAS No. 123 and its effect, if any, on the Company's financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                For the six months ended April 30, 1996 and 1995


RESULTS OF OPERATIONS

Fiscal 1996 second quarter net income of $1,082,000 ($.22 per share) increased 66% over fiscal 1995 second quarter net income of $652,000 ($.15 per share) and increased 24% over fiscal 1996 first quarter net of income of $870,000 ($.19 per share). Fiscal 1996 second quarter net sales totaled $12,400,000, representing a 20% increase over sales of $10,345,000 in the second quarter of fiscal 1995.

For the first half of fiscal 1996, net sales and net income totaled $23,260,000 and $1,952,000 ($.41 per share), respectively, representing a 21% increase over sales of $19,278,000 in the first half of fiscal 1995 and a 60% increase over net income of $1,221,000 ($.29 per share) in the first half of fiscal 1995.

The improved fiscal 1996 operating results are primarily attributable to increased sales volume and improved profit margins in the Company's aerospace products and services subsidiary, HEICO Aerospace Corporation and improved operating results of the unconsolidated partnerships of the Company's health care services subsidiary, MediTek Health Corporation, discussed below.

Net sales of HEICO Aerospace totaled $7,942,000 in the second quarter of fiscal 1996, representing a $1,548,000, or 24%, increase over its revenues in the second quarter of last year. In the first six months of fiscal 1996, net sales of HEICO Aerospace totaled $14,920,000 as compared to $11,786,000 in the same period of fiscal 1995, representing a $3,134,000, or 27%, increase. These increases of HEICO Aerospace revenues are due principally to higher sales volumes of jet engine parts.

Net sales of MediTek totaled $4,458,000 in the second quarter of fiscal 1996, representing a $507,000, or 13%, increase over its revenues in the second quarter of last year. In the first six months of fiscal 1996, net sales of MediTek totaled $8,340,000, representing an increase of $848,000, or 11%, over revenues in the first six months of fiscal 1995. The fiscal 1996 increase in MediTek's revenues is due principally to the opening of one new medical diagnostic center in the second quarter of last year, the opening of one new center in the fourth quarter of last year and the addition of magnetic resonance imaging (MRI) capability to an existing multiple modality center in the first quarter of this year; partially offset by increases in contractual allowances in certain geographic regions during the last half of fiscal 1995 for services billed to third party reimbursement sources. Net sales of MediTek exclude revenues of the unconsolidated partnerships, which totaled $3.5 million and $2.6 million in the first half of fiscal 1996 and 1995, respectively, and $1.8 million and $1.3 million in the second quarter of fiscal 1996 and fiscal 1995, respectively. The increase in revenues of the unconsolidated partnerships is primarily attributable to the merger of one of these partnership centers with a previously unrelated center in the fourth quarter of fiscal 1995.

HEICO Aerospace's backlog totaled approximately $23 million as of April 30, 1996, including $13 million representing forecasted shipments over the next 12 months for certain contracts pursuant to which customers provide estimated annual usage. The current backlog increased from $14 million as of April 30, 1995 and remained level with the balance of $23 million as of October 31, 1995. The increase in current backlog over that of April 30, 1995 is principally due to increased demand and sales incentives offered by the Company. MediTek's order backlog is insignificant due to the nature of its operations.

HEICO Aerospace's gross profit margins averaged 33.8% for the first half of fiscal 1996 and 34.2% in the second quarter of fiscal 1996, as compared to 31.4% and 30.7%, respectively, in the comparable six-month and three-month periods of fiscal 1995. The improvement in gross profit margins in the current year reflects a favorable product mix and manufacturing cost reductions.

MediTek's gross profit margins averaged 26.2% for the first half of fiscal 1996 and 27.5% in the second quarter of fiscal 1996 as compared to 34.3% and 34.2%, respectively, in the comparable six-month and three-month periods of fiscal 1995. The decrease in the gross profit margin percentages in fiscal 1996 is principally due to increases in the aforementioned contractual allowances in certain geographic regions during the last half of fiscal 1995. This decrease in margin percentage was partially offset by the aforementioned 11% increase in MediTek's sales.

Selling, general and administrative expenses in the first half and second quarter of fiscal 1996 increased $443,000 and $252,000, respectively, over amounts in the same periods of fiscal 1995 due principally to increased general corporate expenses and increased administrative expenses at MediTek and HEICO Aerospace. However, selling, general and administrative expenses declined as a percentage of consolidated net sales to 19.1% in both the first half and second quarter of fiscal 1996, down from 20.7% and 20.5%, respectively, in the comparable six-month and three-month periods of fiscal 1995.

The equity in income of unconsolidated partnerships was $341,000 in the first half of fiscal 1996 and $227,000 in the second quarter of fiscal 1996 as compared to losses of $334,000 and $159,000, respectively, in the same periods of last year. The $675,000 improvement for the six months ended April 30, and the $386,000 improvement for the three months ended April 30, are primarily due to the aforementioned merger of an unprofitable center with an unrelated center into a new unconsolidated partnership. The equity in income or loss of unconsolidated partnerships includes costs representing the management services fee income paid to MediTek which is included in the Company's consolidated net sales as part of health care services sales. This service fee income totaled $209,000 and $304,000 in the first half of fiscal 1996 and fiscal 1995, respectively, and $106,000 and $169,000 in the second quarter of fiscal 1996 and fiscal 1995, respectively.

Income from operations, which totaled $3,127,000 for the first six months of fiscal 1996 and $1,800,000 for the second quarter of fiscal 1996, increased $1,186,000 and $768,000, respectively, over the same six-month and three-month periods of last year. This increase reflects income from operations at HEICO Aerospace of approximately $3.4 million in the first half of fiscal 1996 and $1.8 million in the second quarter of fiscal 1996 as compared to approximately $2.2 million and $1.1 million, respectively, in the same six-month and three-month periods of last year. The increase also reflects income from operations at MediTek of approximately $1.5 million for the first half of the current year and $900,000 for the second quarter of the current year as compared to approximately $1.4 million and $700,000, respectively, in the same six-month and three-month periods of last year. The increases at HEICO Aerospace and MediTek were partially offset by higher general corporate expenses. HEICO Aerospace's improvement is due primarily to the aforementioned sales volume increases and gross profit margin improvements. MediTek's improvement results primarily from the aforementioned improved operating results of the unconsolidated partnerships and higher sales, partially offset by the decline in gross profit margins and increased selling, general and administrative expenses.

Interest and other income increased $87,000 from $285,000 in the first six months of fiscal 1995 to $372,000 in the first six months of the current year and increased $33,000 from $142,000 in the second quarter of fiscal 1995 to $175,000 in the second quarter of fiscal 1996 due principally to an increase in invested cash.

The Company's effective tax rate decreased from 39.1% for the first half of fiscal 1995 to 37.5% in the first half of fiscal 1996 primarily due to the increased impact of tax benefits on higher amounts of export sales and investment income.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1996, net cash provided by operating activities totaled $2.4 million as compared to $2.6 million in the first six months of fiscal 1995. As a result of planned increases in inventories to meet customer delivery requirements, net cash provided by operations in the first half of fiscal 1996 declined by approximately $600,000 as compared with the first half of last year.

The Company's principal investing activities during the first six months of fiscal 1996 were the maturity of short-term investments of $2.9 million, contingent note payments related to MediTek's acquisitions of $.8 million and purchases of property, plant and equipment of $.7 million.

The Company's principal financing activities during the first half of fiscal 1996 were the receipt of $1.3 million for the exercise of Company stock options and scheduled payments of $.6 million on long-term debt.

There have been no other material changes in the liquidity or the capital resources of the Company since the end of fiscal 1995.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In May 1996, the State of Florida passed legislation which retroactively repealed limitations on the fees charged by providers of diagnostic imaging services (the "Fee Caps"). Such Fee Caps were passed by the State of Florida in 1992, but had never been imposed due to legal challenges by providers of diagnostic imaging services, including MediTek. For further information, see reference to MediTek's plaintiff litigation in Item 1. Business - Health Care Services, "Government regulation" in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.

         There have been no other material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on March 19, 1996. The proposal to elect a Board of Directors for the ensuing year and the proposal to approve an amendment to the 1993 Stock Option Plan to increase the number of shares issuable pursuant to the Plan were voted on at this meeting. All nominees for the Board of Directors ran unopposed and were elected to serve until the next annual meeting or until a Director's successor is elected and qualified. The proposed amendment to the 1993 Stock Option Plan was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 11 - Computation of earnings per share.

         (b) There were no reports on Form 8-K filed during the six months ended April 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HEICO CORPORATION
                                  (Registrant)





      MAY 31, 1996                      BY /S/THOMAS S. IRWIN
- --------------------------              --------------------------
        Date                            Thomas S. Irwin, Executive Vice
                                        President and Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)
                                      -13-