Form 10-Q
period 1996-07-31
HEICO CORP
filed 1996-08-29
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

                                       OR

            ( )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                      ----------       ---------
                          Commission file number 1-4604

                                HEICO CORPORATION
             (Exact name of registrant as specified in its charter)

                      FLORIDA                         65-0341002
          (State or other jurisdiction of   (I.R.S. Employer Identification No.)
          incorporation or organization)

         3000 TAFT STREET, HOLLYWOOD, FLORIDA              33021
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

                                    Yes[X]       No[ ]

The number of shares outstanding of the issuer's common stock, $.01 par value, is 4,776,212 shares as of August 28, 1996.

                                HEICO CORPORATION

                                      INDEX
                                                                      Page No.

Part I.           Financial information:

     Consolidated Condensed Balance Sheets as of
       July 31, 1996 and October 31, 1995.............................     3

     Consolidated Condensed Statements of Operations for the nine and
       three months ended July 31, 1996 and 1995......................     4

     Consolidated Condensed Statements of Cash Flows for the
       nine months ended July 31, 1996 and 1995.......................     5

     Notes to Consolidated Condensed Financial Statements.............     6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations............................    10

Part II.      Other Information:

     Item 1.  Legal Proceedings.......................................    13

     Item 6.  Exhibits and Reports on Form 8-K........................    13


                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              JULY 31,           OCTOBER 31,
                                                                1996                1995
                                                             --------            ----------
                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                               $21,788,000          $4,664,000
     Short-term investments                                        --              2,939,000
     Accounts receivable, net                                  5,126,000           6,709,000
     Inventories                                               6,583,000           5,359,000
     Prepaid expenses and other current assets                   962,000           1,373,000
     Deferred income taxes                                     1,621,000           1,593,000
                                                             -----------         -----------
        Total current assets                                  36,080,000          22,637,000
                                                             -----------         -----------

Note receivable                                               10,000,000               --
                                                             -----------         -----------
Property, plant and equipment                                 18,324,000          24,197,000
     Less accumulated depreciation                           (13,579,000)        (14,901,000)
                                                             -----------         -----------
        Property, plant and equipment, net                     4,745,000           9,296,000
                                                             -----------         -----------
Intangible assets less accumulated amortization of
     $725,000 in 1996 and $1,377,000 in 1995                   1,839,000          12,445,000
                                                             -----------         -----------
Investments in and advances to unconsolidated
     partnerships                                                  --              2,094,000
                                                             -----------         -----------
Other assets                                                   1,148,000             929,000
                                                             -----------         -----------
        Total assets                                         $53,812,000         $47,401,000
                                                             ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                     $  493,000          $  794,000
     Trade accounts payable                                    1,723,000           1,499,000
     Accrued expenses and other current liabilities            4,550,000           5,046,000
     Income taxes payable                                      2,194,000             543,000
                                                             -----------         -----------
        Total current liabilities                              8,960,000           7,882,000
                                                             -----------         -----------

Long-term debt                                                 2,645,000           7,076,000
                                                             -----------         -----------
Deferred income taxes                                          1,062,000           1,720,000
                                                             -----------         -----------
Other non-current liabilities                                  1,274,000             470,000
                                                             -----------         -----------
Minority interests                                                 --                107,000
                                                             -----------         -----------
Commitments and contingencies:
Shareholders' equity:
     Preferred stock, par value $.01 per share;
        Authorized - 10,000,000 shares
        issuable in series; 50,000 designated as
        Series A Junior Participating Preferred
        Stock, none issued                                         --                  --
     Common stock, $.01 par value; Authorized -
        20,000,000 shares; Issued - 4,766,629 shares
        in 1996 and 4,613,894 shares in 1995                      48,000              28,000
     Capital in excess of par value                           20,524,000           8,371,000
     Retained earnings                                        22,638,000          25,439,000
                                                             -----------         -----------
                                                              43,210,000          33,838,000
     Less:  Note receivable from employee savings and
            investment plan                                   (3,339,000)         (3,692,000)
                                                             -----------         -----------
        Total shareholders' equity                            39,871,000          30,146,000
                                                             -----------         -----------
        Total liabilities and shareholders' equity           $53,812,000         $47,401,000
                                                             ===========         ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      NINE MONTHS ENDED JULY 31,         THREE MONTHS ENDED JULY 31,
                                                     -----------------------------      ------------------------------
                                                         1996              1995            1996               1995
                                                     -----------       -----------      -----------        ----------
Net sales                                            $22,979,000       $18,690,000      $ 8,059,000        $ 6,904,000
                                                     -----------       -----------      -----------        -----------

Operating costs and expenses:
Cost of sales                                         15,044,000        12,785,000        5,162,000          4,699,000
Selling, general and administrative expenses           5,067,000         4,791,000        1,615,000          1,597,000
                                                     -----------       -----------      -----------       ------------
Total operating costs and expenses                    20,111,000        17,576,000        6,777,000          6,296,000
                                                     -----------       -----------      -----------       ------------
Income from operations                                 2,868,000         1,114,000        1,282,000            608,000

Interest expense                                        (129,000)         (124,000)         (42,000)          (44,000)
Interest and other income                                617,000           506,000          259,000            223,000
                                                     -----------       -----------      -----------       ------------
Income from continuing operations
  before income taxes                                  3,356,000         1,496,000        1,499,000            787,000

Income tax expense                                     1,078,000           523,000          446,000            273,000
                                                     -----------       -----------      -----------       ------------
Net income from continuing operations                  2,278,000           973,000        1,053,000            514,000
Discontinued operations (Note 2):
Net income from discontinued health care
  operations, net of applicable income taxes             963,000           969,000          236,000            207,000
Gain on sale of health care operations,
  net of applicable income taxes                       5,264,000             --           5,264,000              --
                                                     -----------       -----------      -----------       ------------
Net income                                           $ 8,505,000       $ 1,942,000      $ 6,553,000       $    721,000
                                                     ===========       ===========      ===========       ============
Net income per share:
From continuing operations                              $ .43            $ .21             $ .19              $ .10

From discontinued health care operations                  .18              .20               .04                .05

From gain on sale of health care operations               .99               --               .95                 --
                                                        -----            -----             -----               ----

Net income per share                                    $1.60            $ .41             $1.18              $ .15
                                                        =====            =====             =====              =====

Weighted average number of common
   and common equivalent shares outstanding            5,315,859         4,753,082        5,568,250          4,963,982
                                                     ===========       ===========      ===========       ============
Cash dividends per share                                $.095            $.079             $.050              $.041
                                                        =====            =====             =====              =====

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                             NINE MONTHS ENDED
                                                                                  JULY 31,
                                                                       ------------------------------
                                                                       1996                      1995
                                                                       ----                      ----
Cash flows from operating activities:
   Net income                                                      $ 8,505,000                $1,942,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
    Gain from sale of health care operations                        (5,264,000)                    --
    Depreciation and amortization                                    1,808,000                 1,653,000
    (Income) loss from unconsolidated partnerships                    (393,000)                  751,000
    Minority interest in consolidated partnerships                     313,000                    43,000
    Deferred income taxes                                             (345,000)                 (431,000)
    Change in assets and liabilities:
        (Increase) in accounts receivable                             (131,000)               (1,141,000)
        (Increase) decrease in inventories                          (1,224,000)                  171,000
        (Increase) in prepaid expenses and
           other current assets                                         (9,000)                 (276,000)
        (Decrease) increase in trade payables, accrued
          expenses and other current liabilities                       (52,000)                1,158,000
        Increase in income taxes payable                               205,000                   803,000
        Increase in other non-current liabilities                      186,000                    30,000
        Other                                                            --                     (113,000)
                                                                   -----------               -----------
     Net cash provided by operating activities                       3,599,000                 4,590,000
                                                                   -----------               -----------

Cash flows from investing activities:
   Proceeds from sale of health care operations,
    net of cash sold of $304,000                                    13,524,000                     --
   Maturity (purchase) of short-term investments                     2,939,000                  (943,000)
   Purchases of property, plant and equipment                       (2,108,000)                 (506,000)
   Acquisitions:
      Contingent note payments                                      (1,106,000)               (1,518,000)
      Other                                                              --                      (14,000)
   Distributions from (advances to)
      unconsolidated partnerships                                       60,000                  (467,000)
   Distributions to minority interests                                (216,000)                  (71,000)
   Payments for deferred organization costs                           (486,000)                 (174,000)
   Payment received from employee savings and
      investment plan note receivable                                  353,000                   286,000
   Proceeds from the sale of property, plant and equipment                --                      324,000
   Other                                                               114,000                    41,000
                                                                   -----------               -----------
   Net cash provided by (used in) investing activities              13,074,000                (3,042,000)
                                                                   -----------               -----------
Cash flows from financing activities:
   Proceeds from the issuance of long-term debt                        492,000                    82,000
   Proceeds from the exercise of stock options                       1,303,000                   461,000
   Payments on long-term debt and capital leases                      (869,000)               (1,292,000)
   Repurchases of common stock                                           --                     (117,000)
   Cash dividends paid                                                (475,000)                 (369,000)
                                                                   -----------               -----------
   Net cash provided by (used in) financing activities                 451,000                (1,235,000)
                                                                    -----------               -----------

Net increase in cash and cash equivalents                           17,124,000                   313,000
Cash and cash equivalents at beginning of year                       4,664,000                 5,030,000
                                                                   -----------               -----------
Cash and cash equivalents at end of period                         $21,788,000                $5,343,000
                                                                   ===========               ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                  July 31, 1996

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1995. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flow for such interim periods presented. The results of operations for the nine months ended July 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. On July 11, 1996, the Company consummated the sale of all of the outstanding capital stock of its wholly-owned subsidiary MediTek Health Corporation ("MediTek"), representing the Company's health care services segment, to U.S. Diagnostic Labs, Inc. ("USDL"), effective as of July 1, 1996. In consideration for the sale of MediTek, the Company received $13,828,000 in cash and a five-year, 6-1/2% promissory note (the "Convertible Note") in the principal amount of $10,000,000, which is convertible, at the option of the Company, into 1,081,081 shares of USDL common stock.

In order to assure the Company's liquidity with respect to the Convertible Note and the USDL common stock into which it is convertible, USDL (i) granted the Company demand and piggy-back registration rights with respect to such shares of USDL common stock, and (ii) agreed to prepay the Convertible Note at the Company's request at any time until such registration is completed. The terms of such demand registration rights require USDL to use its best efforts to cause a registration statement covering all of the USDL common stock into which the Convertible Note is convertible to be declared effective by the Securities and Exchange

Commission by January 1, 1997. The terms of such piggy-back registration rights give the Company rights to include such USDL common stock in certain registration statements filed by USDL from January 1, 1997 until January 1, 2000. Upon 15 days' prior written notice, USDL may require the Company to convert the Convertible Note into USDL common stock at any time beginning on the later of June 30, 1997 or the date that such shares of USDL common stock have been registered, if the closing price of the USDL common stock has averaged at least $9.25 per share for the immediately preceding ten trading days. Also, beginning on June 30, 1997, USDL may prepay the Convertible Note at any time upon 60 days' prior written notice.

The sale of MediTek resulted in a gain in the third quarter of fiscal 1996 of $5,264,000, net of expenses of the sale of $1.6 million and applicable income taxes of $1.5 million. MediTek's results of operations for fiscal 1996 and 1995 have been reported separately as discontinued operations in the Consolidated Condensed Statement of Operations. No amounts for the discontinued operations are included in the July 31, 1996 Consolidated Condensed Balance Sheet.

The condensed statement of operations related to the discontinued health care services segment for the nine and three months ended July 31, 1996 and 1995 are presented below:


                                             NINE MONTHS ENDED JULY 31,          THREE MONTHS ENDED JULY 31,
                                            -----------------------------       ----------------------------
                                                1996              1995              1996             1995
                                            -----------       -----------       -----------      -----------
Net revenues......................          $11,382,000       $11,035,000       $ 3,042,000      $ 3,543,000
                                            ===========       ===========       ===========      ===========
Income before income taxes........          $ 1,680,000       $ 1,703,000       $   413,000      $   407,000
Income tax expense................              717,000           734,000           177,000          200,000
                                            -----------       -----------       -----------      -----------
Net income........................          $   963,000       $   969,000       $   236,000      $   207,000
                                            ===========       ===========       ===========      ===========

3.  Accounts receivable are composed of the following:
                                                                   JULY 31, 1996        OCTOBER 31, 1995
                                                              ------------------        ----------------
       Accounts receivable..............................      $        5,449,000        $      9,531,000
       Less allowance for doubtful accounts.............                (323,000)             (1,174,000)
       Less contractual allowances......................                   --                 (1,648,000)
                                                              ------------------        ----------------
       Accounts receivable, net.........................      $        5,126,000        $      6,709,000

                                                              ==================        ================
    Inventories are comprised of the following:
                                                                   JULY 31, 1996        OCTOBER 31, 1995
                                                              ------------------        ----------------
       Finished products................................      $        2,472,000        $      2,534,000
       Work in process..................................               2,020,000               1,721,000
       Materials, parts, assemblies and supplies........               2,091,000               1,104,000
                                                              ------------------        ----------------
       Total inventories................................      $        6,583,000        $      5,359,000
                                                              ==================        ================


Revenues, inventory and receivable amounts set forth in the accompanying consolidated condensed financial statements do not include any material amounts related to long-term contracts.

4. On June 14, 1996, the Company's Board of Directors declared a 10% dividend paid in common stock on July 26, 1996 to shareholders of record on July 12, 1996. In addition, the Company distributed a 3-for-2 split of common shares in April 1996 effected as a 50% stock dividend. All net income per share, dividend per share and common shares outstanding information has been restated to reflect the 10% stock dividend and the 3-for-2 stock split as well as a 10% stock dividend paid February 1996.

5. Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus common share equivalents arising from the assumed exercise of stock options, if dilutive.

6. Supplemental disclosures of cash flow information for the nine months ended July 31, 1996 and 1995 are as follows:

    Cash paid for interest was $208,000 and $270,000 in fiscal 1996 and 1995, respectively. Cash paid for income taxes was $1,936,000 and $737,000 in fiscal 1996 and 1995, respectively;

    Fiscal 1996 non-cash investing and financing activities include the receipt of the $10,000,000 Convertible Note as partial consideration for the sale of MediTek (see Note 2) and purchases of property, plant and equipment of $1,343,000 which were financed by long-term debt;

    Prior to the sale of MediTek in fiscal 1996, equipment under capital leases with a net book value of $1,389,000, an associated intangible asset of $308,000 and associated other assets and liabilities of $93,000 were written off along with the corresponding capital lease liabilities of $1,790,000 as the leases were terminated by MediTek;

    During fiscal 1995, non-cash investing and financing activities included purchases of property, plant and equipment of $2,269,000, investments in and advances to unconsolidated partnerships of $639,000 and deferred charges of $645,000 which were financed by capital leases assumed and distributions from an unconsolidated partnership during fiscal 1995; and

    In fiscal 1996 and 1995, retained earnings were charged $10,836,000 and $3,242,000, respectively, as a result of stock dividends and a stock split.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                For the nine months ended July 31, 1996 and 1995

RESULTS OF CONTINUING OPERATIONS

Fiscal 1996 third quarter net income from continuing operations of $1,053,000 ($.19 per share) increased 105% over fiscal 1995 third quarter net income from continuing operations of $514,000 ($.10 per share). Fiscal 1996 third quarter net sales totaled $8,059,000, representing a 17% increase over sales of $6,904,000 in the third quarter of fiscal 1995.

For the first nine months of fiscal 1996, net sales and net income from continuing operations totaled $22,979,000 and $2,278,000 ($.43 per share), respectively, representing a 23% increase over sales of $18,690,000 in the first nine months of fiscal 1995 and a 134% increase over net income from continuing operations of $973,000 ($.21 per share) in the first nine months of fiscal 1995.

The improved fiscal 1996 operating results are primarily attributable to increased sales volume of jet engine replacement parts to the Company's commercial airline industry customers and improved profit margins as discussed below.

The Company's backlog totaled approximately $19 million as of July 31, 1996, including $10 million representing forecasted shipments over the next 12 months for certain contracts pursuant to which customers provide estimated annual usage. The current backlog increased from $15.5 million as of July 31, 1995 and declined from $23 million as of October 31, 1995. The increase in current backlog over that of July 31, 1995 is principally due to increased demand and sales incentives offered by the Company. The decrease in current backlog from that of October 31, 1995 is principally due to expiration of certain customer contracts which have been replaced by orders pursuant to shorter term purchase orders.

The Company's gross profit margins averaged 34.5% for the first nine months of fiscal 1996 and 35.9% in the third quarter of fiscal 1996, as compared to 31.6% and 31.9%, respectively, in the comparable nine-month and three-month periods of fiscal 1995. The improvement in gross profit margins in the current year reflects both favorable product mix and manufacturing cost reductions.

Selling, general and administrative expenses in the first nine months of fiscal 1996 increased $276,000 over amounts in the same period of fiscal 1995 due principally to increased general corporate expenses. However, selling, general and administrative expenses declined as a percentage of consolidated net sales to 22.1% and 20.0%, respectively, in the first nine months and third quarter of fiscal 1996, down from 25.6% and 23.1%, respectively, in the comparable nine-month and three-month periods of fiscal 1995.

Income from operations, which totaled $2,868,000 for the first nine months of fiscal 1996 and $1,282,000 for the third quarter of fiscal 1996, increased $1,754,000 and $674,000, respectively, over the same nine-month and three-month periods of last year. The increases reflect the aforementioned sales increases and gross profit margin improvements.

Interest and other income increased $111,000 from $506,000 in the first nine months of fiscal 1995 to $617,000 in the first nine months of the current year and increased $36,000 from $223,000 in the third quarter of fiscal 1995 to $259,000 in the third quarter of fiscal 1996 due principally to an increase in invested cash and the interest income from the $10 million Convertible Note received in July 1996 as partial consideration for the sale of MediTek. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further information regarding the sale of MediTek.

The Company's effective tax rate on continuing operations decreased from 35.0% for the first nine months of fiscal 1995 to 32.1% in the first nine months of fiscal 1996 primarily due to the increased impact of tax benefits on higher amounts of export sales.

The net income from discontinued operations for the nine and three months ended July 31, 1996 was $963,000 and $236,000, respectively, and approximated the level of net income from the discontinued operations in the same periods of fiscal 1995. Net revenues of the health care operations for the nine and three months ended July 31, 1996 totalled $11.4 million and $3.0 million, respectively. Such amounts represent the net sales of MediTek through the effective date of sale, July 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1996, net cash provided by operating activities totaled $3.6 million as compared to $4.6 million in the first nine months of fiscal 1995. Net cash provided by operations in the first nine months of fiscal 1996 declined by approximately $1 million as compared with the first nine months of last year primarily as a result of planned increases in inventories to meet customer delivery requirements.

The Company's principal investing activities during the first nine months of fiscal 1996 were the receipt of $13.5 million of cash as partial consideration for the sale of MediTek, maturity of short-term investments of $2.9 million, purchases of property, plant and equipment of $2.1 million and contingent note payments of $1.1 million related to MediTek's acquisitions prior to its sale.

The Company's principal financing activities during the first nine months of fiscal 1996 were the receipt of $1.3 million from the exercise of Company stock options and scheduled payments of $.9 million on long-term debt.

As discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company has the right to demand prepayment of the $10 million Convertible Note received in connection with the sale of MediTek until such time as the common stock into which the note is convertible has been registered.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 11 - Computation of earnings per share.

                  Exhibit 27 - Financial Data Schedule (for SEC use only).

         (b) The only report on Form 8-K filed by the Company during the three months ended July 31, 1996 was dated July 11, 1996 and reported under Item 2, "Acquisition or Disposition of Assets," the sale of all of the outstanding capital stock of its wholly-owned subsidiary MediTek Health Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEICO CORPORATION
                                  (Registrant)

   AUGUST 28, 1996                    BY /s/THOMAS S. IRWIN
   -----------------                  --------------------------------------
         Date                         Thomas S. Irwin, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)