Form 10-K
period 1996-10-31
HEICO CORP
filed 1997-01-28
CIK 46619

As filed with the Securities and Exchange Commission on January 28, 1997

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

(Mark One)

     X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----        THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996 OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----        THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

           For the transition period from ___________ to ____________

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

                             Yes  [X]              No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 1996 was $73,020,000 based on the closing price of $26 3/8 on December 31, 1996 as reported by the American Stock Exchange and after subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the Registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   COMMON STOCK, $.01 PAR VALUE                    5,306,430  SHARES
             (Class)                       (Outstanding at January 17, 1997)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III. See Item 14(a)(3) on page 40 for a listing of exhibits.

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: lower commercial air travel, product pricing levels, general economic conditions and competition on military programs.

PART I

-------------------------------------------------------------------------------
ITEM 1.  BUSINESS

GENERAL

HEICO Corporation (the Company) is principally engaged in the design, manufacture and sale of aerospace products and services through HEICO Aerospace Corporation (HEICO Aerospace) and HEICO Aviation Products Corp. (HEICO Aviation), both wholly-owned subsidiaries of the Company. References in this Annual Report on Form 10-K to the "Company" include each of the Company's subsidiaries unless otherwise required by the context.

        In July 1996, the Company consummated the sale of all of the outstanding capital stock of its wholly-owned subsidiary MediTek Health Corporation ("MediTek"), representing the Company's health care services segment, to U.S. Diagnostic, Inc. ("USDL"). For further information regarding the sale of the Company's Health Care operations, see Note 3 to the Consolidated Financial Statements. With the sale of MediTek, the Company's operations are all within a single business segment.

        In September 1996, the Company, through HEICO Aviation, acquired all of the outstanding stock of Trilectron Industries, Inc. (Trilectron). Trilectron is primarily a manufacturer of ground power, air conditioning and air starting equipment for civil and military aircraft. For further information regarding the acquisition of Trilectron, see Note 2 to the Consolidated Financial Statements.

        Upon the purchase of Trilectron, the Company's operations were divided into the Flight Support Group and the Ground Support Group. For a description of the general development of the Company's Flight Support Group and Ground Support Group, see the narrative below.

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

MARKETS AND DISTRIBUTION - FLIGHT SUPPORT GROUP

The Flight Support Group is operated by HEICO Aerospace and is composed of Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), and Aircraft Technology, Inc. (Aircraft Technology), all of which are wholly-owned subsidiaries.

JET AVION CORPORATION - Jet Avion is primarily engaged in the development and sale of certain replacement parts for commercial jet aircraft engines, principally engine components for Pratt & Whitney JT8D engines, which are used in Boeing 727 and 737 and McDonnell Douglas DC-9 and MD-80 commercial aircraft. Since 1991, Jet Avion has expanded its program to obtain additional Federal Aviation Administration ("FAA") approval to manufacture and sell other replacement parts and has obtained FAA approvals on additional replacement parts for: JT9D engines, which are used in Boeing 747 and 767, Airbus A300 and A310 and McDonnell Douglas DC-10 aircraft; PW2000 engines, which are utilized in Boeing 757 aircraft; and PW4000 engines which are utilized in Boeing 747 and 767, Airbus A300, A310 and A330 and McDonnell Douglas MD-11 aircraft and certain other commercial aircraft engines.

        Jet Avion sells its jet engine replacement parts principally to domestic and foreign commercial air carriers (passenger and cargo) and aircraft repair (airmotive) companies through Jet Avion's sales force.

        Jet Avion holds Parts Manufacturing Approvals (PMA) from the FAA for the engine components which it sells. With PMA certification, Jet Avion may manufacture and sell approved replacement parts as FAA certified. This approval is obtained by submitting to the FAA a data package concerning replacement parts intended to be manufactured by the Company, and, if the FAA finds such parts qualify as original part replacements, PMA certification is then granted. For information regarding pending litigation relating to certain of Jet Avion's sales, see Item 3 to Part I of this Form 10-K.

LPI INDUSTRIES CORPORATION - LPI is engaged in the production of a variety of component parts for the aerospace industry and manufactures a substantial portion of Jet Avion's products. In addition, LPI manufactures and sells component parts to original equipment manufacturers (OEMs) as a sub-contractor and to U.S. military agencies as a replacement parts supplier. Orders are obtained through LPI's sales force from outside customers (OEM and U.S. military agencies) by competitive bidding and generally have contract terms from one to three years. Currently, orders extending beyond one year are not significant.

AIRCRAFT TECHNOLOGY, INC. - Aircraft Technology is engaged primarily in the overhaul and repair of certain of JT8D and JT3D jet engine components and markets its services principally through Jet Avion's sales force.

        ATI Heat Treat, a subsidiary of Aircraft Technology, provides commercial heat treating and brazing services. In January 1997, the Company discontinued offering such services to outside customers and sold the related assets. The amount of revenues and earnings derived from outside customers for such services and the proceeds from the sale of the related assets were not significant.

MARKETS AND DISTRIBUTION - GROUND SUPPORT GROUP

The Ground Support Group is operated by HEICO Aviation and is composed principally of Trilectron.

        Trilectron is primarily engaged in the design, manufacturer and sale of aircraft ground support equipment used to fulfill power, jet starting and air-conditioning requirements for commercial and military aircraft. Trilectron also manufactures and sells military electronics.

        Customers of Trilectron are primarily domestic and foreign commercial air carriers (passenger and cargo), contracted ground support service providers and military agencies (United States and foreign). Orders are obtained by Trilectron's sales force or by independent sales representatives and generally have contract terms from one to three years. Currently, orders extending beyond one year are not significant.

PRINCIPAL PRODUCTS AND CUSTOMERS

Sales of the Flight Support Group accounted for 93% of the Company's total consolidated sales from continuing operations in fiscal 1996, and all of the Company's sales from continuing operations in fiscal 1995 and 1994. On a proforma basis, assuming Trilectron had been acquired as of the beginning of fiscal 1996, the Flight Support Group's sales would have accounted for 67% of consolidated fiscal 1996 sales from continuing operations.

        Sales of products and services related to JT8D engines accounted for approximately 75% of the Company's sales from continuing operations in fiscal 1996.

        No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Military sales were 3% of the Company's consolidated sales from continuing operations in fiscal 1996.

COMPETITION

With respect to sales of jet engine replacement parts by the Flight Support Group, the Company competes mainly with Pratt & Whitney, a division of United Technologies Corporation. The competition is principally based on price and service inasmuch as the Company's parts are interchangeable with the parts produced by Pratt & Whitney. The Company believes that it supplies a substantial portion of the market for certain JT8D engine components for which it holds a PMA from the FAA, with Pratt & Whitney controlling the balance. With respect to other aerospace products and services sold by the Flight Support Group, the Company competes with a large number of machining, fabrication and repair companies, some of which have greater financial resources than the Company. Competition is based mainly on price, product performance, service and technical capability.

        The Company's Ground Support Group competes with several large and small domestic and foreign competitors, some of which have greater financial resources than the Company. The Company believes the market for its ground support equipment is highly fragmented, with competition based mainly on price, product performance and service.

BACKLOG

The Company's backlog of unshipped orders as of October 31, 1996 was $25 million as compared to $23 million as of October 31, 1995 and $14 million as of October 31, 1994. The backlog includes $11 million related to the newly acquired Ground Support Group's operations. The backlog also includes $9 million representing forecasted shipments over the next 12 months for certain contracts of the Flight Support Group pursuant to which customers provide estimated annual usage. Substantially all of the backlog of orders as of October 31, 1996 are expected to be delivered during fiscal 1997. For additional information regarding the Company's backlog, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Backlogs."

RESEARCH, DEVELOPMENT AND PRODUCT IMPROVEMENT ACTIVITIES

The Company has expanded the engineering capabilities of its Flight Support Group to manufacture and distribute additional jet engine components as discussed above. In fiscal 1996, 1995 and 1994, the cost of such activities amounted to approximately $2,400,000, $1,800,000 and $1,200,000, respectively. In addition, the Company intends to increase the development of new products within its Ground Support Group in order to expand the existing product line.

PATENTS, TRADEMARKS, ETC.

As discussed under "Markets and distribution" above, the Company's PMAs from the FAA are material to the Company's operations. The Company does not have any patents, trademarks or licenses that the loss of which would materially adversely affect the Company.

RAW MATERIALS

The principal materials used in the manufacture of the Company's Flight Support Group's products are high temperature alloy sheet metal and castings and forgings. The principal materials used in the manufacture of the Company's Ground Support Group's products are numerous raw materials, parts and components, including diesel and gas powered engines, compressors, and generators. The materials used by the Company's operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

EMPLOYEES

At the end of fiscal 1996, the Company and its subsidiaries employed approximately 370 persons, of which approximately 240 were employed within the Flight Support Group and approximately 120 were employed within the Ground Support Group.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has no operations located outside of the United States. See Note 13 to the Consolidated Financial Statements for additional information regarding the Company's export sales.

-------------------------------------------------------------------------------
ITEM 2.  PROPERTIES

The Company's headquarters is located at 3000 Taft Street, Hollywood, Florida and occupies approximately 5,000 square feet of office space at this location. HEICO Aerospace and its subsidiaries occupy the remainder of this 140,000 square foot facility, which is owned by HEICO Aerospace.

        Trilectron is located at 12297 U.S. Highway 41 North, Palmetto, Florida and occupies a 35,000 square foot facility under a lease expiring in 1998. Trilectron currently intends to build a new facility aggregating approximately 75,000 square feet in 1997 on other property owned by Trilectron and located in Palmetto, Florida.

        The Company and its subsidiaries have adequate capacity to handle their anticipated needs for the foreseeable future. The real property owned by the Company, exclusive of the unimproved property owned by Trilectron, is subject to mortgages. See Note 5 to the Consolidated Financial Statements.

-------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

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

     In July and November 1995, the Company filed its answers to United's complaint denying the allegations. In addition, the Company filed counterclaims against United for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. United filed its answer denying certain counterclaims and moved to dismiss other counterclaims. A number of motions are currently pending and no trial date has been set.

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

-------------------------------------------------------------------------------
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The names and ages of, and offices held by, the executive officers of the Company are as follows:

      NAME                     AGE                     OFFICE
      ----                     ---                     ------

Laurans A. Mendelson           58             Chairman of the Board,
                                              President  and Chief Executive
                                              Officer of the Company

Thomas S. Irwin                50             Executive Vice President and
                                              Chief Financial Officer of the
                                              Company

Eric A. Mendelson              31             Director, Vice President of the
                                              Company; President of HEICO
                                              Aerospace Corporation

Victor H. Mendelson            29             Director, Vice President and
                                              General Counsel of the Company;
                                              President of HEICO Aviation
                                              Products Corp.

James L. Reum                  65             Executive Vice President and
                                              Chief Operating Officer of
                                              HEICO Aerospace Corporation



Mr. Laurans Mendelson has served as Chairman of the Board of the Company since December 1990 and as Co-Chairman of the Board of the Company from January 1990 until December 1990. Mr. Mendelson has also served as Chief Executive Officer of the Company since February 1990, President of the Company since September 1991 and President of MediTek Health Corporation from May 1994 until its sale in July 1996. He has been Chairman of the Board of Ambassador Square, Inc. (a Miami, Florida real estate development and management company) since 1980 and President of that company since 1988. He has been Chairman of Columbia Ventures, Inc. (a private investment company) since 1985 and President of that company since 1988. Mr. Mendelson is a Certified Public Accountant.

Mr. Irwin has served as Executive Vice President of the Company since September 1991 and served as Senior Vice President of the Company from 1986 to 1991 and Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant.

Mr. Eric Mendelson has served on the Company's Board of Directors since July 1992. He has served as a Vice President of the Company since March 1992 and President of HEICO Aerospace Corporation since April 1993. He served as Director of Planning and Operations of the Company and Executive Vice President of Jet Avion Corporation from 1990 to March 1992. Eric Mendelson is the son of Laurans Mendelson.

Mr. Victor Mendelson has served on the Company's Board of Directors since July 1996. He has served as President of HEICO Aviation Products Corp. since September 1996 and as General Counsel of the Company since 1993. He served as Executive Vice President of MediTek Health Corporation beginning in 1994 and its Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company developing and analyzing various strategic opportunities. He is a member of the American Bar Association and The Florida Bar. Victor Mendelson is the son of Laurans Mendelson.

Mr. James Reum has served as Executive Vice President of HEICO Aerospace since April 1993 and Chief Operating Officer of HEICO Aerospace since May 1995. He also has served as President of LPI Industries Corporation since August 1991 and President of Jet Avion Corporation since March 1996. From January 1990 to August 1991, he served as Director of Research and Development for Jet Avion Corporation. From 1986 to 1989, Mr. Reum was self-employed as a management and engineering consultant to companies primarily within the aerospace industry. From 1957 to 1986, he was employed in various management positions with Chromalloy Gas Turbine Corp., Cooper Airmotive (later named Aviall, Inc.), United Airlines, Inc. and General Electric Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors, Executive Officers and 10% shareholders to file initial reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission and the American Stock Exchange. Directors, Executive Officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the review of such reports furnished to the Company, the Company believes that during 1996, the Company's Directors, Executive Officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except that Messrs. Laurans Mendelson, Thomas Irwin, Eric Mendelson, Victor Mendelson and one former Executive Officer each filed one late report relating to shares of Common Stock allocated to each of these Executive Officers' participant accounts by the Company's 401-K Plan. The reports were delayed because the information necessary to complete the filings was not provided to the Plan participants until after the Section 16(a) required filing date.

PART II
-------------------------------------------------------------------------------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange under the Symbol "HEI". The following table sets forth the quarterly high and low sales prices for the common stock on the American Stock Exchange and the amounts of cash dividends paid per share during the last two fiscal years. In July 1995, February 1996 and July 1996 the Company paid 10% stock dividends in addition to its semi-annual cash dividends. The Company also distributed a three-for-two stock split in April 1996. In December 1996, the Company declared a fourth 10% stock dividend in addition to a semi-annual cash dividend of $.05 per share, both payable January 17, 1997 to shareholders of record January 8, 1997. The quarterly sales prices and cash dividend amounts set forth below have been retroactively adjusted for the stock split and stock dividends, including the stock dividend paid in January 1997.

                    1996                                    1995
    -----------------------------------         ----------------------------
     FISCAL                   DIVIDENDS                         DIVIDENDS
     QUARTER   HIGH    LOW    PER SHARE          HIGH     LOW   PER SHARE
    -----------------------------------         ----------------------------
     First     9.52    9.02     $.041             4.84    4.10   $.034
     Second   13.29    8.75      --               6.83    4.78    --
     Third    24.07   11.98     $.045             8.52    6.43   $.037
     Fourth   17.73   14.09      --               9.89    7.45    --



The Company had approximately 1,300 shareholders of record as of December 31, 1996.

-------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA


                                                              YEAR ENDED OCTOBER 31,
                                    --------------------------------------------------------------------
                                       1996           1995          1994           1993          1992
                                    ----------     ----------    ----------     ----------     ---------
                                               (in thousands of dollars, except per share data)

OPERATING DATA(5)
Net sales                           $   34,565     $   25,613    $   19,212     $   19,856    $   19,852
                                    ==========     ==========    ==========     ==========    ==========
Gross profit from sales             $   12,169     $    8,116    $    5,835     $    5,119    $    5,993
                                    ==========     ==========    ==========     ==========    ==========
Selling, general and
  administrative expenses           $    7,657     $    6,405    $    5,495     $    4,850    $    4,750
                                    ==========     ==========    ==========     ==========    ==========
Insurance recovery of
  litigation costs                  $  ---         $  ---        $  ---         $     (190)   $     (350)
                                    ==========     ==========    ==========     ==========    ==========
Non-recurring charge                $  ---         $  ---        $  ---         $  ---        $    1,900(1)
                                    ==========     ==========    ==========     ==========    ==========
Interest expense                    $      185     $      169    $       59     $      205    $      183
                                    ==========     ==========    ==========     ==========    ==========
Net income:
From  continuing operations
  before cumulative effect
  of change in accounting
  principle                         $    3,665     $    1,437    $      640     $      728    $      332
From discontinued operations(2)            963          1,258           830            256(3)       (912)
From gain on sale of dis-
  continued operations                   5,264         ---            ---             ---           ---
From cumulative effect on prior years
  of change in accounting principle     ---            ---              381           ---           ---
                                    ----------     ----------    ----------     ----------     ---------
Net income (loss)                   $    9,892     $    2,695    $    1,851     $      984    $     (580)
                                    ==========     ==========    ==========     ==========    ==========
Weighted average number of common
  and common equivalent shares (4)   5,903,151      5,302,370     5,044,963      5,190,196     4,971,480
                                    ==========     ==========    ==========     ==========    ==========
Net income (loss) per share:
From continuing operations before
  cumulative effect of change
  in accounting principle (4)       $      .62     $      .27    $      .13     $      .14    $      .07
From discontinued operations               .17            .24           .16            .05          (.19)
From gain on sale of
  discontinued operations                  .89         ---           ---            ---           ---
From cumulative effect of change
  in accounting principle (4)           ---            ---              .08         ---           ---
                                    ----------     ----------    ----------     ----------    ----------
Net income (loss) per share (4)     $     1.68     $      .51    $      .37     $      .19    $     (.12)
                                    ==========     ==========    ==========     ==========    ==========
Cash dividends per share (4)        $     .086     $     .072    $     .068     $     .068    $     .068
                                    ==========     ==========    ==========     ==========    ==========
BALANCE SHEET DATA
Working capital                     $   25,248     $   14,755    $   12,691     $   12,517    $   14,633
                                    ==========     ==========    ==========     ==========    ==========
Net property, plant and equipment   $    5,845     $    9,296    $    8,608     $    7,734    $    8,478
                                    ==========     ==========    ==========     ==========    ==========
Total assets                        $   61,836     $   47,401    $   39,020     $   33,738    $   46,425
                                    ==========     ==========    ==========     ==========    ==========
Long-term debt                      $    6,022     $    7,076    $    4,402     $    2,864    $    3,092
                                    ==========     ==========    ==========     ==========    ==========
Shareholders' equity                $   41,488     $   30,146    $   27,061     $   25,513    $   25,556
                                    ==========     ==========    ==========     ==========    ==========

(1)Represents a non-recurring charge for the restructuring of the aerospace products and services segment.
(2)Represents income (loss) from the discontinued health care operations that were sold in fiscal 1996.
(3)Includes a $194,000 loss from the discontinued health care operations and a $450,000 reversal of a portion of reserves for costs related to the laboratory products segment disposed of in 1990, which were determined not to be required.
(4)Information has been adjusted to reflect a three-for-two stock split distributed in April 1996 and 10% stock dividends paid in July 1995, February 1996, July 1996 and January 1997.
(5)The Operating Data has been restated to show the results of the Company's health care operations as discontinued operations for all periods presented.

-------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

OVERVIEW OF CONTINUING OPERATIONS

Net sales in fiscal 1996 totaled $34,565,000, up 35% when compared to fiscal 1995 net sales of $25,613,000 and up 80% when compared to fiscal 1994 net sales of $19,212,000.

        The Company's net income from continuing operations totaled $3,665,000, or $.62 per share, in fiscal 1996, improving 155% from net income from continuing operations of $1,437,000, or $.27 per share, in fiscal 1995 and improving 473% from net income of $640,000 (before the impact of an accounting change), or $.13 per share, in fiscal 1994.

        The Company paid 10% stock dividends in July 1995, February 1996 and July 1996 and declared a fourth 10% stock dividend in December 1996, which is payable in January 1997. In addition, the Company distributed a 3-for-2 stock split in April 1996. All net income per share, dividends per share and common stock outstanding information has been adjusted for all years presented to give effect to the stock dividends and stock split, including the stock dividend payable in January 1997.

        In September 1996, the Company acquired all of the outstanding stock of Trilectron, a manufacturer of ground power, air conditioning and air starting equipment for civil and military aircraft, as well as a designer and manufacturer of certain military electronics, for approximately $7 million in cash and the assumption of debt aggregating $2.3 million. The acquisition of Trilectron has been accounted using the purchase method of accounting and the results of operations of Trilectron are included in the consolidated statements of operations from September 1, 1996. For further information regarding the acquisition of Trilectron, see Note 2 to the Consolidated Financial Statements.

        The increase in fiscal 1996 sales over fiscal 1995 sales reflects a $6,627,000, or 26% increase in revenues from the Company's Flight Support products (HEICO Aerospace) and $2,325,000 in revenues from the Company's Ground Support products, representing Trilectron's sales for the two months since its acquisition. The $6,401,000 increase in fiscal 1995 sales over fiscal 1994 sales is all attributable to HEICO Aerospace.

        The increases in HEICO Aerospace's sales in fiscal 1996 and fiscal 1995 are principally due to increased sales volumes of jet engine replacement parts to the Company's commercial airline industry customers.

        The net income improvement in fiscal 1996 and fiscal 1995 is primarily attributable to the increased sales volume of HEICO Aerospace and improved profit margins as further discussed below.

SALE OF HEALTH CARE OPERATIONS

In July 1996, the Company consummated the profitable sale of all of the outstanding capital stock of MediTek, representing the Company's health care services segment, to U.S. Diagnostic, Inc. ("USDL"). In consideration for the sale, the Company received $13,828,000 in cash and a five-year, 6-1/2% promissory note in the principal amount of $10,000,000, which is convertible, at the option of the Company, into 1,081,081 shares of USDL common stock.

        The sale of MediTek resulted in a gain in fiscal 1996 of $5,264,000, or $.89 per share, net of expenses and applicable income taxes. MediTek's results of operations for the eight months ended June 30, 1996, fiscal 1995 and fiscal 1994 have been reported separately as discontinued operations in the Consolidated Statement of Operations. For further information regarding the Health Care operations, see Note 3 to the Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

BACKLOGS

The Company's backlog of unshipped orders as of October 31, 1996 was $25 million as compared to $23 million as of October 31, 1995 and $14 million as of October 31, 1994. The backlog includes $11 million related to the newly acquired operations at Trilectron. The backlog also includes $9 million representing forecasted shipments over the next 12 months for certain contracts of HEICO Aerospace's operations pursuant to which customers provide estimated annual usage. The decrease in HEICO Aerospace's current backlog from that of October 31, 1995 is principally due to expiration of certain customer contracts which have been replaced by orders pursuant to shorter term purchase orders. Substantially all of the backlog of orders as of October 31, 1996 are expected to be delivered during fiscal 1997.

GROSS MARGINS AND OPERATING EXPENSES

The Company's gross profit margins averaged 35.2% in fiscal 1996 as compared to 31.7% in fiscal 1995 and 30.4% in fiscal 1994. The improvement reflects higher margins in HEICO Aerospace primarily attributable to volume increases in sales of higher margin products and manufacturing cost efficiencies.

        Selling, general and administrative (SG&A) expenses were $7,657,000 in fiscal 1996, $6,405,000 in fiscal 1995 and $5,495,000 in 1994. As a percentage of net sales, SG&A expenses declined from 28.6% in fiscal 1994 to 25.0% in fiscal 1995 and declined further to 22.2% in fiscal 1996, reflecting continuing efforts to control costs while increasing revenues. The $1,252,000 increase from fiscal 1995 to fiscal 1996 is due principally to increased HEICO Aerospace selling expenses and SG&A expenses of Trilectron since its acquisition. The $910,000 increase in SG&A expenses from fiscal 1994 to fiscal 1995 is due principally to an increase in general corporate expenses and an increase in HEICO Aerospace's sales efforts.

INCOME FROM OPERATIONS

Income from operations increased $2,801,000 to $4,512,000 in fiscal 1996 and increased $1,371,000 to $1,711,000 in fiscal 1995. These improvements in operating income are due primarily to the increases in sales and gross margins of HEICO Aerospace discussed above.

INTEREST EXPENSE

Interest expense remained level in fiscal 1996 after increasing by $110,000 from fiscal 1994 to fiscal 1995. The increase was due primarily to increases in long-term debt associated with equipment financing.

INTEREST AND OTHER INCOME

Interest and other income in fiscal 1996 increased $392,000 over fiscal 1995 due principally to interest income on the convertible note and cash received from the sale of MediTek.

        Fiscal 1995 interest and other income increased by $212,000 over fiscal 1994 due primarily to an increase in cash balances available for investment and profits from the sale of certain excess equipment of HEICO Aerospace.

INCOME TAX EXPENSE

The Company's effective tax rate in fiscal 1996 declined from that of fiscal 1995 due principally to the tax benefits from tax-free investment income and lower state taxes.

        The Company's effective income tax rate in fiscal 1994 was less than the statutory rate primarily due to tax benefits on export sales and the reversal of excess tax provisions upon completion of tax audits.

        For a detailed analysis of the provisions for income taxes and a discussion of new income tax accounting standards adopted in fiscal 1994, see Notes 1 and 7 to the Consolidated Financial Statements.

NET INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Fiscal 1996 income from continuing operations before cumulative effect of change in accounting principle totaled $3,665,000 and increased $2,228,000, or 155%, over that of fiscal 1995, which increased $797,000, or 125%, over that of fiscal 1994. Both increases were due principally to the aforementioned improvements in fiscal 1996 and 1995 income from operations.

INFLATION

The Company has generally experienced increases in its costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on the Company's net income from continuing operations has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations aggregated $12.5 million over the last three years, including $7.1 million in fiscal 1995. Net cash provided by operations in fiscal 1996 declined as compared to fiscal 1995 primarily as a result of planned increases in inventories to meet customer delivery requirements.

        The Company's current ratio remained strong at 3 to 1 as of October 31, 1996 and working capital increased by $11 million in fiscal 1996, including a $6 million increase in cash and cash equivalents.

        During the past three years, the Company's principal cash proceeds from investing activities was the $14 million from the sale of MediTek. The principal cash used in investing activities the past three years were the acquisition of Trilectron for $7 million, acquisitions by MediTek prior to its sale aggregating $6 million and purchases of property, plant and equipment aggregating $5 million, including $3 million purchased by HEICO Aerospace primarily to expand and improve its product development and manufacturing capabilities.

        The Company's principal financing activities during the same three-year period included the use of an aggregate of $6 million for scheduled payments on short-term debt, long-term debt and capital leases. In addition, the Company received $3 million from the issuance of long-term debt and $2 million from the exercise of stock options.

        The Company has available credit facilities aggregating $7 million and unexpended industrial development revenue bond proceeds of $2.6 million available for future qualified expenditures. See Note 5 to the Consolidated Financial Statements for further information regarding credit facilities.

        In addition, the Company has the right to demand prepayment of the $10 million convertible note received in the sale of MediTek until such time as the common stock into which the note is convertible has been registered. See Note 3 to the Consolidated Financial Statements for further information regarding the convertible note.

        Funds necessary for future capital expenditures, debt payments, and working capital requirements are expected to be derived from current cash resources and internally generated funds.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1996 AND 1995


                                     ASSETS

                                                      1996             1995
                                                   -----------     -----------
Current assets:
  Cash and cash equivalents....................    $11,025,000     $ 4,664,000

  Short-term investments.......................          --          2,939,000

  Accounts receivable, net.....................      7,879,000       6,709,000

  Inventories..................................     15,277,000       5,359,000

  Prepaid expenses and other current assets....        874,000       1,373,000

  Deferred income taxes........................      2,058,000       1,593,000
                                                   -----------     -----------

        Total current assets...................     37,113,000      22,637,000

Note receivable................................     10,000,000           --

Property, plant and equipment, net.............      5,845,000       9,296,000

Intangible assets, net.........................      4,756,000      12,445,000

Investments in and advances to
  unconsolidated partnerships..................          --          2,094,000

Unexpended bond proceeds.......................      2,649,000           --

Other assets...................................      1,473,000         929,000
                                                   -----------     -----------
        Total assets...........................    $61,836,000     $47,401,000
                                                   ===========     ===========


See notes to consolidated financial statements.



               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1996 AND 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     1996                  1995
                                                                 -----------           -----------

Current liabilities:
  Current maturities of long-term debt and capital
    leases.........................................              $   494,000           $   794,000

  Trade accounts payable...........................                4,803,000             1,499,000

  Accrued expenses and other current liabilities...                5,903,000             5,046,000

  Income taxes payable.............................                  665,000               543,000
                                                                 -----------           -----------

        Total current liabilities..................               11,865,000             7,882,000

Long-term debt and capital leases, net of
  current maturities...............................                6,022,000             7,076,000

Deferred income taxes..............................                1,137,000             1,720,000

Other non-current liabilities......................                1,324,000               470,000
                                                                 -----------           -----------

        Total liabilities..........................               20,348,000            17,148,000
                                                                 -----------           -----------

Minority interests.................................                    --                  107,000
                                                                 -----------           -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    Authorized - 10,000,000 shares issuable
    in series, 50,000 designated as Series A
    Junior Participating Preferred Stock,
    none issued....................................                    --                    --
  Common stock, $.01 par value; Authorized -
    20,000,000 shares; Issued - 5,275,551 shares
    in 1996 and 5,075,283 in 1995 (as restated -
    Note 4)........................................                   53,000                28,000

  Capital in excess of par value...................               30,881,000             8,371,000

  Retained earnings................................               13,893,000            25,439,000
                                                                 -----------           -----------

                                                                  44,827,000            33,838,000
  Less: Note receivable from employee savings and
          investment plan .........................               (3,339,000)           (3,692,000)
                                                                 -----------           -----------

        Total shareholders' equity.................               41,488,000            30,146,000
                                                                 -----------           -----------

        Total liabilities and shareholders' equity.              $61,836,000           $47,401,000
                                                                 ===========           ===========

See notes to consolidated financial statements.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                             1996                 1995                  1994
                                         ------------         ------------          ------------

Net sales..........................      $ 34,565,000         $ 25,613,000          $ 19,212,000
                                         ------------         ------------          ------------
Operating costs and expenses:
Cost of sales (Note 13)............        22,396,000           17,497,000            13,377,000
Selling, general and
  administrative expenses..........         7,657,000            6,405,000             5,495,000
                                         ------------         ------------          ------------
Total operating costs and
  expenses.........................        30,053,000           23,902,000            18,872,000
                                         ------------         ------------          ------------
Income from operations.............         4,512,000            1,711,000               340,000

Interest expense...................          (185,000)            (169,000)              (59,000)
Interest and other income..........         1,058,000              666,000               454,000
                                         ------------         ------------          ------------
Income from continuing
  operations before income taxes
  and cumulative effect of change
  in accounting principle..........         5,385,000            2,208,000               735,000

Income tax expense.................         1,720,000              771,000                95,000
                                         ------------         ------------          ------------
Net income from continuing
  operations before cumulative
  effect of change in accounting
  principle........................         3,665,000            1,437,000               640,000

Discontinued operations (Note 3):
Net income from discontinued health
  care operations, net of applicable
  income taxes of $717,000, $894,000
  and $618,000 in fiscal 1996, 1995
  and 1994, respectively...........           963,000            1,258,000               830,000
Gain on sale of health care
  operations, net of applicable
  income taxes of $1,719,000.......         5,264,000                --                    --

Cumulative effect on prior years of
  change in accounting principle...            --                    --                  381,000
                                         ------------         ------------          ------------
Net income.........................      $  9,892,000         $  2,695,000          $  1,851,000
                                         ============         ============          ============
Net income per share:
From continuing operations before
  cumulative effect of change in
  accounting principle.............      $       0.62         $       0.27          $       0.13

From discontinued health care
  operations.......................              0.17                 0.24                  0.16

From gain on sale of health
  care operations..................              0.89                --                    --

From cumulative effect of change
  in accounting principle..........             --                   --             $       0.08
                                         ------------         ------------          ------------
Net income per share...............      $       1.68         $       0.51          $       0.37
                                         ============         ============          ============
Weighted average number of common
  and common equivalent shares
  outstanding......................         5,903,151            5,302,370             5,044,963
                                         ============         ============          ============

See notes to consolidated financial statements.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                                               CAPITAL IN
                                                     COMMON    EXCESS OF            RETAINED          NOTE
                                                     STOCK     PAR VALUE            EARNINGS       RECEIVABLE         TOTAL
                                                    --------   ------------        ------------    -----------    ------------

Balances, October 31, 1993 .......................  $ 23,000   $      -0-          $ 29,721,000    $(4,231,000)   $ 25,513,000

Exercise of stock options (2,200
  shares) ........................................      --           22,000                --             --            22,000

Payment on note receivable from employee
  savings and investment plan ....................      --             --                  --          253,000         253,000

Repurchases and retirements of 16,300
  shares of common stock .........................      --             --              (238,000)          --          (238,000)

Cash dividends ($.068 per share) .................      --             --              (340,000)          --          (340,000)

Net income for the year ..........................      --             --             1,851,000           --         1,851,000
                                                    --------   ------------        ------------    -----------    ------------

Balances, October 31, 1994 .......................    23,000         22,000          30,994,000     (3,978,000)     27,061,000

Exercise of stock options (59,095
  shares) ........................................     1,000        589,000                --             --           590,000

Payment on note receivable from employee
  savings and investment plan ....................      --             --                  --          286,000         286,000

Repurchases and retirements of 13,000
  shares of common stock .........................      --         (117,000)               --             --          (117,000)

Cash dividends ($.072 per share) .................      --             --              (369,000)          --          (369,000)

10% common stock dividend paid July 28,
  1995 (229,349 shares) ..........................     2,000      3,240,000          (3,242,000)          --              --

10% common stock dividend paid
  February 8, 1996 (254,209 shares) ..............     2,000      4,637,000          (4,639,000)          --              --

Net income for the year ..........................      --             --             2,695,000           --         2,695,000
                                                    --------   ------------        ------------    -----------    ------------
Balances, October 31, 1995 .......................    28,000      8,371,000          25,439,000     (3,692,000)     30,146,000

Exercise of stock options (124,972
  shares) ........................................     2,000      1,562,000                --             --         1,564,000

Payment on note receivable from employee
  savings and investment plan ....................      --             --                  --          353,000         353,000

Cash dividends ($.086 per share) .................      --             --              (475,000)          --          (475,000)

Three for two common stock split distri-
  buted April 24, 1996 (1,442,546 shares)  .......    14,000        (14,000)               --             --              --

10% common stock dividend paid July 26,
  1996 (432,644 shares) ..........................     4,000     10,827,000         (10,831,000)          --              --

10% common stock dividend payable
  January 17, 1997 (479,595 shares) ..............     5,000     10,127,000         (10,132,000)          --              --

Other ............................................      --            8,000                --             --             8,000

Net income for the year ..........................      --             --             9,892,000           --         9,892,000
                                                    --------   ------------        ------------    -----------    ------------
Balances, October 31, 1996 .......................  $ 53,000   $ 30,881,000        $ 13,893,000    $(3,339,000)   $ 41,488,000
                                                    ========   ============        ============    ===========    ============

See notes to consolidated financial statements.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                                               1996                1995                   1994
                                                          ------------         ------------         ------------

Cash flows from operating activities:
Net income ............................................   $  9,892,000         $  2,695,000         $  1,851,000
Adjustments to reconcile net income to
    cash provided by operating activities:
  Gain from sale of health care operations ............     (5,264,000)                --                   --
  Depreciation and amortization .......................      2,107,000            2,638,000            2,000,000
  Deferred income taxes ...............................     (1,048,000)            (245,000)             171,000
  Deferred financing costs ............................       (159,000)             (56,000)            (255,000)
  (Income) loss from unconsolidated partnerships ......       (393,000)             590,000              724,000
  Minority interest in consolidated partnerships ......        313,000              144,000               34,000
  Cumulative effect of change in accounting
    principle .........................................           --                   --               (381,000)
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable ........        166,000             (967,000)            (717,000)
    (Increase) in inventories .........................     (3,283,000)             (98,000)            (588,000)
    Decrease (increase) in prepaid expenses and
      other current assets ............................        111,000             (147,000)            (190,000)
    (Decrease) increase in trade payables, accrued
      expenses and other current liabilities ..........        (14,000)           2,111,000            1,014,000
    (Decrease) increase in income taxes payable
      and deferred income taxes .......................       (983,000)             488,000               10,000
    Increase in other non-current liabilities .........        251,000               67,000                 --
    Other .............................................         (4,000)             (97,000)                --
                                                          ------------         ------------         ------------
Net cash provided by operating activities .............      1,692,000            7,123,000            3,673,000
                                                          ------------         ------------         ------------
Cash flows from investing activities:
Proceeds from sale of health care operations,
  net of cash sold of $304,000 ........................     13,524,000                 --                   --
Sale (purchase) of short-term investments .............      2,939,000           (2,939,000)                --
Acquisitions:
  Purchases of businesses, net of cash acquired .......     (6,555,000)            (154,000)          (1,518,000)
  Contingent note payments ............................     (1,106,000)          (1,945,000)          (1,560,000)
Purchases of property, plant and equipment ............     (3,227,000)            (800,000)          (1,165,000)
Payments for deferred organization costs ..............       (387,000)            (358,000)            (120,000)
Payment received from employee savings and
  investment plan note receivable .....................        353,000              286,000              253,000
Proceeds from the sale of property, plant
  and equipment .......................................         17,000              324,000               21,000
Distributions from (advances to) unconsolidated
  partnerships ........................................         60,000             (480,000)            (114,000)
Distributions to minority interests ...................       (216,000)             (71,000)                --
Other .................................................        155,000               87,000             (189,000)
                                                          ------------         ------------         ------------
Net cash provided by (used in) investing
  activities ..........................................      5,557,000           (6,050,000)          (4,392,000)
                                                          ------------         ------------         ------------
Cash flows from financing activities:
Proceeds from the issuance of long-term debt ..........      1,343,000              201,000            1,418,000
Proceeds from the exercise of stock options ...........      1,525,000              570,000               22,000
Repurchases of common stock ...........................           --               (117,000)            (238,000)
Principle payments on short-term debt, long-term
  debt and capital leases .............................     (3,289,000)          (1,715,000)            (594,000)
Cash dividends paid ...................................       (475,000)            (369,000)            (340,000)
Other .................................................          8,000               (9,000)                --
                                                          ------------         ------------         ------------
Net cash (used in) provided by financing
  activities ..........................................       (888,000)          (1,439,000)             268,000
                                                          ------------         ------------         ------------
Net increase (decrease) in cash and cash
  equivalents .........................................      6,361,000             (366,000)            (451,000)
Cash and cash equivalents at beginning of year ........      4,664,000            5,030,000            5,481,000
                                                          ------------         ------------         ------------
Cash and cash equivalents at end of year ..............   $ 11,025,000         $  4,664,000         $  5,030,000
                                                          ============         ============         ============
See notes to consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended October 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
HEICO Corporation (the Company), through its subsidiaries, HEICO Aerospace Corporation (HEICO Aerospace), including its subsidiaries, Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), and Aircraft Technology, Inc. (Aircraft Technology), and HEICO Aviation Products Corp. (HEICO Aviation) and its subsidiary, Trilectron Industries, Inc. (Trilectron), is engaged in the design, manufacture and sale of aerospace products and services throughout the United States and abroad. Its customer base is primarily the commercial airline industry. As of October 31, 1996, the Company's principal operations are located in Hollywood and Palmetto, Florida.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions are eliminated.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS
Investments with a maturity of less than one year that are not readily convertible to cash before their maturity are classified as short-term investments and are stated at their fair value (see Note 8).

INVENTORIES
Portions of the HEICO Aerospace and Trilectron inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out basis. The remaining portions of these inventories are stated at the lower of cost or market, on a per contract basis, with estimated total contract costs being allocated ratably to all units. The effects of changes in estimated total contract costs are recognized in the period determined. Losses, if any, are recognized fully when identified.

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

INTANGIBLE ASSETS
Intangible assets include the excess of cost over the fair value of net assets acquired and deferred charges which are amortized on the straight-line method over their legal or estimated useful lives, whichever is shorter, as follows:

        Excess of cost over the
          fair market value
          of net assets acquired............. 20 to 40 years
        Deferred charges.....................  3 to 20 years

        The Company continually evaluates the periods of intangible asset amortization to determine whether events and circumstances subsequent to the origination dates of such assets warrant revised estimates of useful lives. In addition, the Company periodically reviews the excess of cost over the fair value of net assets acquired (goodwill) to assess recoverability based upon expectations of undiscounted cash flows and operating income of each consolidated entity having a material goodwill balance. An impairment would be recognized in operating results, based upon the difference between each consolidated entities' respective present value of future cash flows and the carrying value of the goodwill, if a permanent diminution in value were to occur. There have not been any significant revised estimates nor recognition of goodwill impairment during the three years ended October 31, 1996.

FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the relatively short maturity of the respective instruments. The Company's financial instruments also include a note receivable (see Note 3) and long-term debt (see Note 5).

        The carrying amount of the note receivable is $10,000,000 as of October 31, 1996, which approximates its fair market value. Long-term debt at October 31, 1996 includes industrial development revenue bonds with a carrying value of $5,480,000 and other long-term debt with a carrying value of $1,036,000. The carrying value of long-term debt approximates fair market value due to its floating interest rates.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. At October 31, 1996, the Company had no significant concentrations of credit risk.

REVENUE RECOGNITION
Revenues are recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Certain contracts of Trilectron are long-term contracts and the related net costs and estimated earnings in excess of billings, if any, are included in accounts receivable on a percentage of completion basis. Revenue amounts set forth in the accompanying consolidated statements of operations do not include any material amounts in excess of billings related to long-term contracts.

INCOME TAXES
In fiscal 1994, the Company adopted, effective November 1, 1993, Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The cumulative effect of this change in accounting for income taxes is a $381,000 benefit ($.08 per share) and is reported separately in the Consolidated Statements of Operations for the year ended October 31, 1994. The provision for income taxes includes Federal, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities.

INCOME PER SHARE
Income per share is calculated on the basis of the weighted average number of shares outstanding plus common share equivalents arising from the assumed exercise of stock options, if dilutive, and has been adjusted for the effect of any stock dividends and splits (see Note 4).

NEW ACCOUNTING STANDARD
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock options. Entities may elect to either adopt the measurement criteria of the statement for accounting purposes, thereby recognizing an amount in results of operations on a prospective basis, or disclose the pro forma effects of the new measurement criteria in Notes to Consolidated Financial Statements. The Company intends to adopt the pro forma disclosure features of SFAS 123, which are effective for fiscal year 1997.

NOTE 2 - ACQUISITION

In September 1996, the Company, through HEICO Aviation, acquired effective as of September 1, 1996 all of the outstanding stock of Trilectron for $7.0 million in cash and the assumption of debt aggregating $2.3 million. Trilectron is a leading manufacturer of ground power, air conditioning and air starting equipment for civil and military aircraft and is a designer and manufacturer of certain military electronics.

        The acquisition of Trilectron has been accounted using the purchase method of accounting and the purchase price has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the identifiable net assets acquired amounted to $2,838,000, which will be amortized over 20 years using the straight line method. The results of operations of Trilectron are included in the consolidated statements of operations from September 1, 1996.

        The following table presents unaudited proforma consolidated operating results as if the acquisition of Trilectron had occurred at the beginning of fiscal 1995. The proforma consolidated operating results do not purport to present actual operating results had the acquisition been made at the beginning of fiscal 1995, or the results which may occur in the future.

                                                     1996              1995
                                                -------------     -------------
Net sales..................................     $  48,198,000     $  39,544,000
                                                =============     =============
Net income from continuing operations......     $   4,186,000     $   1,685,000
                                                =============     =============
Net income.................................     $  10,413,000     $   2,943,000
                                                =============     =============
Net income per share from continuing
   operations..............................     $        0.71     $        0.32
                                                =============     =============
Net income per share.......................     $        1.76     $        0.56
                                                =============     =============

NOTE 3 - SALE OF HEALTH CARE OPERATIONS

In July 1996, the Company consummated the sale of all of the outstanding capital stock of its wholly-owned subsidiary MediTek Health Corporation ("MediTek"), representing the Company's health care services segment, to U.S. Diagnostic, Inc. ("USDL"). In consideration for the sale of MediTek, the Company received $13,828,000 in cash and a five-year, 6-1/2% promissory note (the "Convertible Note") in the principal amount of $10,000,000, which is convertible, at the option of the Company, into 1,081,081 shares of USDL common stock.

        In order to assure the Company's liquidity with respect to the Convertible Note and the USDL common stock into which it is convertible, USDL
(i) granted the Company demand and piggy-back registration rights with respect to such shares of USDL common stock, and (ii) agreed to prepay the Convertible Note at the Company's request at any time until such registration is completed. The terms of such demand registration rights, as amended in December 1996, require USDL to use its best efforts to cause a registration statement covering all of the USDL common stock into which the Convertible Note is convertible to be declared effective by the Securities and Exchange Commission by July 1, 1997. The terms of such piggy-back registration rights give the Company rights to include such USDL common stock in certain registration statements filed by USDL from January 1, 1997 until January 1, 2000. Upon 15 days' prior written notice, USDL may require the Company to convert the Convertible Note into USDL common stock at any time beginning on the later of December 31, 1997 or the date that such shares of USDL common stock have been registered, if the closing price of the USDL common stock has averaged at least $9.25 per share for the immediately preceding ten trading days. Also, beginning on December 31, 1997, USDL may prepay the Convertible Note at any time upon 60 days' prior written notice. The Company retains the right to convert the promissory note into the applicable shares of USDL common stock at any time prior to prepayment.

        The sale of MediTek resulted in a gain in fiscal 1996 of $5,264,000, net of expenses and applicable income taxes. The income taxes on the gain are less than the normal Federal statutory rate principally due to the utilization of a $4.6 million capital loss carryforward partially offset by state income taxes. MediTek's results of operations, net of taxes, for fiscal 1996, 1995 and 1994 have been reported separately as discontinued operations in the Consolidated Statement of Operations. No amounts related to the discontinued operations remain in the October 31, 1996 Consolidated Balance Sheet.

        The condensed statement of operations related to the discontinued health care services segment during fiscal years 1996, 1995 and 1994 are presented below:

                                EIGHT MONTHS
                                ENDED JUNE 30,       YEARS ENDED OCTOBER 31,
                                --------------     ---------------------------
                                     1996              1995           1994
                                --------------     -----------    ------------
Net revenues.................   $   11,382,000     $14,766,000    $13,181,000
                                ==============     ===========    ============

Income before income taxes...   $    1,680,000     $ 2,152,000    $ 1,448,000
Income tax expense...........          717,000         894,000        618,000
                                --------------     -----------    ------------
Net income...................   $      963,000     $ 1,258,000    $   830,000
                                ==============     ===========    ============

        The effective tax rate used in calculating income tax expense related to discontinued operations exceeds the normal Federal statutory tax rate due principally to state income taxes.

        With the sale of the health care services segment, the Company's operations are within a single business segment, the aerospace products and services industry.

NOTE 4 - STOCK DIVIDENDS AND SPLIT

In June 1996, December 1995 and May 1995, the Company's Board of Directors declared 10% stock dividends that were paid in July 1996, February 1996 and July 1995, respectively. In March 1996, the Company's Board of Directors declared a three-for-two stock split that was distributed in April 1996. On December 13, 1996, the Company's Board of Directors declared a 10% stock dividend payable January 17, 1997 to shareholders of record on January 8, 1997. These transactions were valued based on the closing market prices of the Company's stock as of their respective declaration dates. During fiscal 1996, retained earnings was charged $20,963,000 as a result of the issuance of a combined total of 2,354,785 shares of the Company's common stock.

During fiscal 1995, retained earnings was charged $7,881,000 as a result of the issuance of a combined total of 483,558 shares of the Company's common stock. All income per share, dividend per share and common shares outstanding information has been retroactively restated to reflect these stock dividends and split.

NOTE 5 - CREDIT FACILITIES, LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of:

                                                   OCTOBER 31,
                                           -----------------------------
                                              1996              1995
                                           ----------        -----------
Industrial development revenue bonds..     $5,480,000        $1,980,000
Term loan borrowing under revolving
  credit facility.....................        317,000           633,000
Equipment loans.......................        719,000           430,000
Mortgage note payable in monthly in-
  stallments including interest at
  at 8.625% due January, 1999.........          --              497,000
Capital leases with various ex-
  piration dates from 1995 to 2003,
  at various interest rates from
  10.625% to 12.03%...................          --            3,812,000
Other long-term debt..................          --              518,000
                                           ----------        -----------
                                            6,516,000         7,870,000
Less current maturities...............       (494,000)         (794,000)
                                           ----------        -----------
                                           $6,022,000        $7,076,000
                                           ==========        ===========

        The amount of long-term debt maturing in each of the next five years is $494,000 in fiscal 1997, $170,000 in fiscal 1998, $170,000 in fiscal 1999,
$138,000 in fiscal 2000 and $71,000 in fiscal 2001.

INDUSTRIAL DEVELOPMENT REVENUE BONDS
The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1996 (the 1996 bonds) and in 1988 (the 1988 bonds).

        The 1996 bonds were issued in the amount of $3,500,000 for the purpose of renovating and expanding the Hollywood facility. As of October 31, 1996, the Company has been reimbursed $851,000 for such qualified expenditures and the balance of the unexpended bond proceeds of $2,649,000 are held by the trustee and is available for future qualified expenditures. The 1996 bonds are due October 2011 and bear interest at a variable rate calculated weekly (3.75% at October 31, 1996). The 1996 bonds are secured by a letter of credit expiring in October 2001 and a mortgage on the related properties pledged as collateral. The letter of credit requires annual sinking fund payments beginning October 2000 in the amount of $187,500.

        The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (3.70% at October 31, 1996). The 1988 bonds are secured by a letter of credit expiring in February 1999, a bond sinking fund ($8,250 payable monthly) and a mortgage on the related properties pledged as collateral.

        The pledged properties for the 1996 and 1988 bonds have a carrying value aggregating approximately $5,555,000 at October 31, 1996.

        Trilectron has been approved by Manatee County, Florida for $3,000,000 of industrial development revenue bonds to finance the construction of a larger facility in Palmetto, Florida and the purchase of additional equipment. These bonds are expected to be issued in fiscal 1997.

REVOLVING CREDIT FACILITY
The Company has a $7 million credit facility available for funding acquisitions, working capital and general corporate requirements. Borrowings under this credit facility bear interest at 1/4% over the bank's prime rate, adjusted daily, and are convertible to term loans that bear interest, at the Company's option, at 1/4% over the bank's prime rate, adjusted daily, or a fixed interest rate of 200 basis points over the bank's prime rate in effect on the day of the conversion. Term loan borrowings under the credit facility are payable in 36 to 48 monthly installments. The credit facility is secured by substantially all the assets of HEICO Aerospace and its subsidiaries. The revolving portion of the facility expires in April 1997 and may be renewed annually by mutual agreement. This credit facility and the letters of credit securing the 1996 bonds and 1988 bonds contain covenants which, among other things, restrict borrowings, capital expenditures and cash dividends, require the maintenance of certain net worth, working capital and debt service amounts and ratios, require the continued employment of the current Chairman, President and Chief Executive Officer and require that he and his affiliates maintain a specified ownership position in the Company.

        In October 1994, the Company borrowed $950,000 from the $7 million credit facility, of which $317,000 is outstanding as of October 31, 1996 with interest accruing at 8.5%.

EQUIPMENT LOAN FACILITY
In March 1994, a bank committed to advance up to $1,900,000, as amended in fiscal 1995, for the purpose of purchasing equipment to be used in the Company's operations. Each term loan is limited to 80% of the purchase price of the related equipment and is repayable up to a maximum of 60 months with interest at a rate equal to the bank's prime rate. The term loans are secured by collateral representing the related purchased equipment, which has a carrying value of approximately $905,000 at October 31, 1996. In December 1996, the Company received a commitment to extend the facility until December 1997.

OTHER LONG-TERM DEBT
The mortgage note payable, capital leases and other long-term debt were assumed by USDL as part of the sale of MediTek in July 1996. (See Note 3)

NOTE 6 - LEASE COMMITMENTS

The Company leases certain property and equipment, including manufacturing facilities and office equipment under operating leases. Some of these leases provide the Company with the option after the initial lease term either to purchase the property at the then fair market value or renew its lease at the then fair rental value. Generally, management expects that leases will be renewed or replaced by other leases in the normal course of business.

        Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows:

        Year ending October 31,
        1997..................................          $  332,000
        1998..................................             259,000
        1999..................................             133,000
        2000..................................              27,000
                                                        ----------
        Total minimum lease commitments.......          $  751,000
                                                        ==========

        Total rent expense charged to continuing operations for all operating leases in fiscal 1996, fiscal 1995 and fiscal 1994 amounted to $166,000, $133,000 and $68,000, respectively.

NOTE 7 - INCOME TAXES

The provision for income taxes on income from continuing operations before cumulative effect of change in accounting principle for each of the three years ended October 31, 1996 is as follows:

                                   1996        1995        1994
                                ----------  ----------  -----------
Current:
  Federal.....................  $4,084,000  $1,592,000  $  407,000
  State.......................     459,000     318,000     135,000
                                ----------  ----------  -----------
                                 4,543,000   1,910,000     542,000
Deferred......................    (387,000)   (245,000)    171,000
                                ----------  ----------  -----------
Total income tax expense .....   4,156,000   1,665,000     713,000
Less income taxes for
  discontinued operations.....  (2,436,000)   (894,000)   (618,000)
                                ----------  ----------  -----------
Income taxes on income from
  continuing operations.......  $1,720,000  $  771,000  $   95,000
                                ==========  ==========  ===========

        A net deferred tax liability of $661,000 relating to MediTek was written off as a result of the sale of such discontinued operations described in Note 3.

        The following table reconciles the federal statutory tax rate to the Company's effective rate for continuing operations:

                                  1996         1995         1994
                                --------     --------     --------
Federal statutory tax
 rate........................     34.0%        34.0%        34.0%
State taxes, less applicable
 federal income tax
 reduction...................      2.3          2.6          1.1
Tax benefits on export
 sales.......................     (5.1)        (6.4)       (13.6)
Tax benefits from tax free
 investments.................     (1.1)         (.2)        (1.2)
Tax benefits from dividend
 income......................      (.2)         (.1)         (.2)
Nondeductible amortization
 of intangible assets........       .3           .8          2.4
Reversal of excess
 income tax provisions upon
 completion of tax audit.....       --           --         (8.0)
Other, net...................      1.7          4.2         (1.6)
                                --------     --------     --------
 Effective tax rate...........    31.9%        34.9%        12.9%
                                --------     --------     --------

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 1996, 1995 and 1994 are as follows:

                                                        OCTOBER 31,
                                            ----------------------------------------
                                               1996          1995           1994
                                            ----------    ----------     -----------
  Deferred tax assets:
  Inventory...........................      $  600,000    $  412,000     $  306,000
  Bad debt allowances.................          62,000       436,000        261,000
  Retirement and deferred compen-
    sation liabilities................         148,000       102,000         76,000
  Vacation accruals...................         147,000       112,000        115,000
  Customer rebates and credits........         860,000       371,000        279,000
  Warranty accruals...................          94,000         --             --
  Alternative minimum tax credit......           --           13,000        147,000
  Capital loss carryforward...........           --            --         1,560,000
  Other...............................         147,000       147,000         67,000
                                            ----------    ----------     -----------
                                             2,058,000     1,593,000      2,811,000
  Valuation allowance.................           --            --        (1,560,000)
                                            ----------    ----------     -----------
  Total deferred tax assets...........       2,058,000     1,593,000      1,251,000
                                            ----------    ----------     -----------
  Deferred tax liabilities:
  Accelerated depreciation............         927,000     1,208,000        948,000
  Intangible asset amortization.......         345,000       545,000        280,000
  Retirement plan liability...........        (127,000)        --             --
  Equity in losses of partnerships....           --          (35,000)       387,000
  Other...............................          (8,000)         2,000         8,000
                                            ----------    ----------     -----------
  Total deferred tax liabilities......       1,137,000     1,720,000      1,623,000
                                            ----------    ----------     -----------
  Net deferred tax asset (liability)..      $  921,000    $ (127,000)    $ (372,000)
                                            ==========    ==========     ===========

        The $1,560,000 deferred tax asset related to the Company's $4.6 million capital loss carryforward had a 100% valuation allowance as of October 31, 1994.

NOTE 8 - INVESTMENT IN FINANCIAL INSTRUMENTS

In fiscal 1995, the Company entered into transactions in which it simultaneously purchased and sold call options on an industry sector index of equity securities (the Index Options) expiring in November 1995. The Index Options were purchased with temporary surplus funds of approximately $2.9 million for investment purposes. Prior to the end of fiscal 1995, the Company traded substantially all of the purchase option position and entered into a similar purchase option position having the same November 1995 expiration date. The gain realized in fiscal 1995 fully utilized the Company's $4.6 million capital loss carryover. The deferred tax asset related to the Company's $4.6 million capital loss carryforward had a 100% valuation allowance as of October 31, 1994. As of October 31, 1995, the investments in the purchased and sold call option contracts are netted because the terms of the Index Option contracts provide for a right of offset. The net investment as of October 31, 1995 in the amount of $2.9 million is recorded at fair market value as represented by the net cash proceeds realized upon termination of the option contracts in November 1995 and is included in short-term investments. Upon termination of the option contracts in November 1995, the Company recognized a $4.6 million capital loss for income tax purposes. For financial statement purposes, the transactions did not result in any material gain or loss.

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

NOTE 10 - STOCK OPTIONS

The Company currently has two stock option plans, the 1993 Stock Option Plan (1993 Plan) and the Non-Qualified Stock Option Plan (NQSOP). In March 1996, shareholders of the Company approved an increase in the number of shares issuable pursuant to the 1993 Plan by 251,178 shares. A third plan, the Combined Stock Option Plan expired in February 1993 and was replaced by the 1993 Plan. In September 1996, the Board of Directors reserved 70,180 shares for the issuance of non-qualified stock options in conjunction with the purchase of Trilectron. Under the terms of the plans, a total of 1,634,558 shares of the Company's stock are reserved for issuance to directors, officers and key employees as of October 31, 1996. Options issued under the 1993 Plan may be designated incentive stock options (ISO) or non-qualified stock options (NQSO). ISOs are granted at not less than 100% of the fair market value at the date of grant (110% thereof in certain cases) and are exercisable in percentages specified at date of grant over a period up to ten years. Only employees are eligible to receive ISOs. NQSOs may be granted at less than fair market value and may be immediately exercisable. Options granted under the NQSOP may be granted to directors, officers and employees at no less than the fair market value at the date of grant and are generally exercisable in four equal annual installments commencing one year from date of grant.

        Information concerning all of the stock option transactions for the three years ended October 31, 1996 follows:

                                              SHARES UNDER OPTION
                             SHARES     ---------------------------------
                           AVAILABLE                       PRICE
                          FOR OPTION      SHARES           PER SHARE
                         ------------   ----------    -------------------
Outstanding,
  October 31, 1993         418,940      1,301,854      $ 3.28  - $ 8.95
Granted...............    (173,496)       173,496      $ 4.73  - $ 5.46
Cancelled.............       4,392        (63,178)     $ 4.61  - $ 8.16
Exercised.............       --            (4,831)          $ 4.61
                         ------------   ----------    -------------------
Outstanding,
  October 31, 1994         249,836      1,407,341      $ 3.28  - $ 8.95
Granted...............    (194,032)       194,032      $ 4.33  - $ 8.64
Cancelled.............      57,922        (62,316)     $ 4.38  - $ 8.16
Exercised.............       --          (126,924)     $ 3.47  - $ 8.16
                         ------------   ----------    -------------------
Outstanding,
  October 31, 1995         113,726      1,412,133      $ 3.28  - $ 8.95

Additional shares
  approved for 1993
  Stock Option Plan...     251,178          --                --
Shares approved
  for grant in
  the Trilectron
  acquisition.........      70,180          --                --
Granted...............    (328,803)       328,803      $ 9.08  -  $16.64
Cancelled.............      18,950        (29,412)     $ 4.61  -  $11.44
Exercised.............       --          (202,197)     $ 4.38  -  $ 8.95
                         ------------   ----------    -------------------
Oustanding,
  October 31, 1996         125,231      1,509,327      $ 3.28  -  $16.64
                         ============   ==========    ===================

        All of the above options were granted at the fair market value of the stock on the date of grant. As of October 31, 1996, options for 1,280,429 shares were exercisable at a weighted average option price of $6.05. If there were a change in control of the Company, options for an additional 228,898 shares would become immediately exercisable. The weighted average option price for all options outstanding as of October 31, 1996 is $6.86. All stock option share and price per share information has been retroactively restated for stock dividends and splits.

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

        In September 1992, the Company sold 658,845 shares of the Company's stock to the Plan for an aggregate price of $4,122,000 entirely financed through a promissory note with the Company. The promissory note is payable in nine equal annual installments, inclusive of principal and interest at the rate of 8% per annum, of $655,000 each and a final installment of $640,000 and is prepayable in full or in part without penalty at any time. Prior to September 1992, the Company sold an aggregate of 452,429 shares of its stock to the Plan in exchange for two notes receivable, which have been fully satisfied.

        Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on number of years of service. Contributions to the Plan charged to income from continuing operations for fiscal 1996, 1995 and 1994 totaled $364,000, $240,000 and $206,000, respectively, net of interest income earned on the note received from the Plan of $272,000 in fiscal 1996, $299,000 in fiscal 1995 and $331,000 in fiscal 1994.

        In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 1996 are not material to the financial position of the Company. During fiscal 1996, 1995 and 1994, $82,000, $75,000 and $73,000 respectively, was expensed for this plan.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                        FIRST          SECOND           THIRD          FOURTH
                       QUARTER         QUARTER         QUARTER        QUARTER
                     -----------     -----------     -----------     -----------
Net sales:
  1996..........     $ 6,978,000     $ 7,942,000     $ 8,059,000     $11,586,000
  1995..........     $ 5,392,000     $ 6,394,000     $ 6,904,000     $ 6,923,000



Gross profit:
  1996..........     $ 2,322,000     $ 2,716,000     $ 2,897,000     $ 4,234,000
  1995..........     $ 1,740,000     $ 1,960,000     $ 2,205,000     $ 2,211,000


Net income from
 continuing operations:
  1996..........     $   578,000     $   647,000     $ 1,053,000     $ 1,387,000
  1995..........     $   191,000     $   268,000     $   514,000     $   464,000


Net income:
  1996..........     $   870,000     $ 1,082,000     $ 6,553,000     $ 1,387,000
  1995..........     $   569,000     $   652,000     $   721,000     $   753,000


Net income per share
 share from continuing
 operations:
  1996..........        $  .10          $  .11          $  .17           $  .23
  1995..........        $  .04          $  .05          $  .09           $  .08


Net income
 per share:
  1996..........        $  .15          $  .18          $ 1.07           $  .23
  1995..........        $  .11          $  .13          $  .14           $  .14

        Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year does not equal the sum of the four individual quarters.

        The amounts above differ from those previously reported on Forms 10-Q because these amounts have been restated to reflect the results of the Company's health care operations as discontinued operations for all periods presented.


NOTE 13 -  OTHER CONSOLIDATED BALANCE SHEETS, STATEMENTS OF OPERATIONS
           AND STATEMENTS OF CASH FLOWS INFORMATION

Accounts receivable are composed of the following:

                                                                            BALANCE AT OCTOBER 31,
                                                                       -----------------------------
                                                                            1996            1995
                                                                       ------------    -------------
   Accounts receivable .............................................   $  7,882,000    $  9,531,000
   Net costs and estimated earnings
     in excess of billings on un-
     completed contracts ...........................................        265,000            --
   Less allowance for doubtful
     accounts ......................................................       (268,000)     (1,174,000)
   Less contractual allowances .....................................           --        (1,648,000)
                                                                       ------------    -------------
   Accounts receivable, net ........................................   $  7,879,000    $  6,709,000
                                                                       ============    =============
Inventories are composed of the following:
                                                                            BALANCE AT OCTOBER 31,
                                                                       -----------------------------
                                                                            1996            1995
                                                                       ------------    -------------
   Finished products ...............................................   $  4,428,000    $  2,534,000
   Work in process .................................................      5,845,000       1,721,000
   Materials, parts, assemblies and
     supplies ......................................................      5,004,000       1,104,000
   Total inventories ...............................................   $ 15,277,000    $  5,359,000
                                                                       ============    =============

        Inventories related to long-term contracts aggregated $628,000 as of October 31, 1996. There were no such inventories as of October 31, 1995.

Property, plant and equipment, including capital leases, are composed of the following:
                                                                            BALANCE AT OCTOBER 31,
                                                                       -----------------------------
                                                                            1996            1995
                                                                       ------------    -------------
   Land ............................................................   $    523,000    $    131,000
   Buildings and improvements ......................................      5,418,000       6,026,000
   Machinery and equipment .........................................     13,658,000      18,040,000
                                                                       ------------    -------------
                                                                         19,599,000      24,197,000
   Less accumulated depreciation ...................................    (13,754,000)    (14,901,000)
                                                                       ------------    -------------
   Property, plant and equipment, net ..............................   $  5,845,000    $  9,296,000
                                                                       ============    =============
Intangible assets are composed of the following:
                                                                            BALANCE AT OCTOBER 31,
                                                                       -----------------------------
                                                                            1996            1995
                                                                       ------------    -------------
   Excess of cost over the fair value
     of net assets acquired ........................................   $  4,882,000    $ 12,324,000
   Deferred charges ................................................        679,000       1,473,000
   Other ...........................................................           --            25,000
                                                                       ------------    -------------
                                                                          5,561,000      13,822,000
   Less accumulated amortization ...................................       (805,000)     (1,377,000)
                                                                       ------------    -------------
   Intangible assets, net ..........................................   $  4,756,000    $ 12,445,000
                                                                       ============    =============
Accrued expenses and other current liabilities are composed of the following:
                                                                            BALANCE AT OCTOBER 31,
                                                                       -----------------------------
                                                                            1996            1995
                                                                       ------------    -------------
   Accrued employee compensation ...................................   $  2,071,000    $  1,711,000
   Accrued customer rebates and
     credits .......................................................      1,848,000       1,378,000
   Accrued property taxes ..........................................        435,000         505,000
   Other ...........................................................      1,549,000       1,452,000
                                                                       ------------    -------------
   Total accrued expenses and other
     current liabilities ...........................................   $  5,903,000    $  5,046,000
                                                                       ============    =============

SALES
Export sales were $9,806,000 in fiscal 1996, $5,762,000 in fiscal 1995 and $3,678,000 in fiscal 1994.

        No one customer accounted for sales of 10% or more of consolidated sales during the last three fiscal years.

RESEARCH AND DEVELOPMENT EXPENSES
Fiscal 1996, 1995 and 1994 cost of sales amounts include approximately $2,400,000, $1,800,000 and $1,200,000, respectively, of new product research and development expenses.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ARE AS FOLLOWS:

Cash paid for interest was $264,000, $386,000 and $193,000 in 1996, 1995 and
1994, respectively. Cash paid for income taxes was $4,421,000, $1,400,000 and $881,000 in 1996, 1995 and 1994, respectively.

        Non-cash investing and financing activities related to the acquisitions and contingent note payments during fiscal 1996, 1995 and 1994 were as follows:

                                   1996              1995             1994
                              ------------      ------------     ------------
 Fair value of assets acquired:
     Intangible assets.       $  3,944,000      $  1,945,000     $  2,632,000
     Inventories.......          6,635,000             --               --
     Accounts re-
       ceivable........          3,051,000             --             300,000
     Property, plant
       and equipment...            401,000             --             249,000
     Other assets......             41,000           154,000          146,000
 Cash paid, including
   contingent note
   payments............         (7,661,000)       (2,099,000)      (3,078,000)
                              ------------      ------------     ------------
 Liabilities assumed...       $  6,411,000      $      --        $    249,000
                              ============      ============     ============

        Non-cash investing and financing activities related to purchases of property, plant and equipment financed by capital leases during fiscal 1996, 1995 and 1994 amounted to $1,343,000, $2,257,000 and $1,044,000, respectively.
Non-cash investing and financing activities during fiscal 1995 also included purchases of property, plant and equipment of $2,269,000, investments in and advances to unconsolidated partnerships of $862,000, deferred charges of $461,000 and other assets of $139,000 which were financed by capital leases assumed, issuance of a note payable and distributions from an unconsolidated partnership during fiscal 1995. Additionally, retained earnings was charged $20,963,000 in fiscal 1996 and $7,881,000 in fiscal 1995 as a result of the 10% stock dividends described in Note 4 above.

NOTE 14 - PENDING LITIGATION

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

     In July and November 1995, the Company filed its answers to United's complaint denying the allegations. In addition, the Company filed counterclaims against United for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. United filed its answer denying certain counterclaims and moved to dismiss other counterclaims. A number of motions are currently pending and no trial date has been set.

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

                       HEICO Corporation and Subsidiaries
                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Shareholders of HEICO Corporation

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.


        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective November 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
December 27, 1996

-------------------------------------------------------------------------------
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

-------------------------------------------------------------------------------
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Directors of the Company is incorporated by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 1996.

        Information concerning the executive officers of the Company is set forth at Part I hereof under the caption "Executive Officers of the Registrant."

-------------------------------------------------------------------------------
ITEM 11.       EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1996.

-------------------------------------------------------------------------------
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1996.

-------------------------------------------------------------------------------
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1996.

PART IV

-------------------------------------------------------------------------------
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K

(a)(1)         Financial Statements:
                   The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                      PAGE

                   Consolidated Balance Sheets at October 31, 1996
                     and 1995.......................................  17

                   Consolidated Statements of Operations for the
                     years ended October 31, 1996, 1995 and 1994....  19

                   Consolidated Statements of Shareholders' Equity
                     for the years ended October 31, 1996, 1995
                     and 1994.......................................  20

                   Consolidated Statements of Cash Flows for the
                     years ended October 31, 1996, 1995 and 1994....  21

                   Notes to Consolidated Financial Statements.......  22

                   Report of Independent Auditors...................  38

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

                      2.2 Stock Purchase Agreement, dated June 20, 1996, by and among HEICO Corporation, MediTek Health Corporation and U.S. Diagnostic Labs Inc. is incorporated by reference to Exhibit 2 to the Form 8-K dated July 11, 1996.

                      2.3 Stock Purchase Agreement, dated as of September 16, 1996, by and between HEICO Corporation and Sigmund Borax is incorporated by reference to
                              Exhibit 2 to the Form 8-K dated September 16,
                              1996.

Item 14 (a) (3) Exhibits continued

                      3.1 Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993.

                      3.2 Articles of Amendment of the Articles of Incorporation of the Registrant, dated April 27, 1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated April 29, 1993.

                      3.3 Articles of Amendment of the Articles of Incorporation of the Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.

                      3.4     Bylaws of the Registrant.

                      4.0 The description and terms of Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunBank, N.A., as Rights Agent, dated as of November 2, 1993, incorporated by reference to Exhibit 1 to the Form 8-K dated November 2, 1993.

                      10.1 Loan Agreement, dated March 1, 1988, between HEICO Corporation and Broward County, Florida is incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended October 31, 1994.

                      10.2 SunBank Reimbursement Agreement, dated February 28, 1994, between HEICO Aerospace Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1994.

                      10.3 Amendment, dated March 1, 1995, to the SunBank Reimbursement Agreement dated February 28, 1994 between HEICO Aerospace Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K from the year ended October 31, 1995.

                      10.4 Loan Agreement, dated February 28, 1994, between HEICO Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 1994.

Item 14 (a) (3) Exhibits continued

                      10.5 The First Amendment, dated October 13, 1994, to Loan Agreement dated February 28, 1994 between HEICO Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended October 31, 1994.

                      10.6 Second Amendment, dated March 1, 1995, to the Loan Agreement dated February 28, 1994 between HEICO Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended October 31, 1995.

                      10.7 Loan Agreement, dated March 31, 1994, between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 1994.

                      10.8 The First Amendment, dated May 31, 1994, to Loan Agreement dated March 31, 1994 between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended October 31, 1994.

                      10.9 The Second Amendment, dated August 9, 1995, to the Loan Agreement dated March 31, 1994 between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended October 31, 1995.

                      10.10 Loan Agreement, dated October 1, 1996, between HEICO Aerospace Corporation and Broward County, Florida.

                      10.11 SunTrust Bank Reimbursement Agreement, dated October 1, 1996, between HEICO Aerospace Corporation and SunTrust Bank, South Florida, N.A.

                      10.12 HEICO Savings and Investment Plan and Trust, as amended and restated effective January 2, 1987 is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1987.

                      10.13 HEICO Savings and Investment Plan, as amended and restated December 19, 1994, is incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended October 31, 1994.

Item 14 (a) (3) Exhibits continued

                      10.14   HEICO Corporation 1993 Stock Option Plan.

                      10.15 HEICO Corporation Combined Stock Option Plan, dated March 15, 1988, is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 1989.

                      10.16 Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.

                      10.17 HEICO Corporation Directors' Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.

                      10.18 Key Employee Termination Agreement, dated as of April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to
                              Exhibit 10.20 to the Form 10-K for the year ended October 31, 1992.

                      10.19 Employment and Non-compete Agreement, dated as of September 16, 1996, by and between HEICO Corporation and Sigmund Borax is incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 16, 1996.

                      10.20 Employment and Non-compete Agreements, dated as of September 16, 1996, by and between HEICO Corporation and Charles Kott is incorporated by reference to Exhibit 10.2 to the Form 8-K dated September 16, 1996.

                      10.21 Amendment to 6 1/2% Convertible Note, dated as of December 24, 1996, by and among U.S. Diagnostic, Inc. and HEICO Corporation.

                      10.22 Amendment to Registration and Sale Rights Agreement, dated as of December 24, 1996, by and among U.S. Diagnostic, Inc. and HEICO Corporation.

                      11      Computation of earnings per share.

                      21      Subsidiaries of the Company.

                      23.1    Consent of independent auditors.

Item 14 (a) (3) Exhibits continued

                      27      Financial Data Schedule

(b)     Reports on Form 8-K
               The only report on Form 8-K filed by the Company during the fourth quarter of fiscal 1996 was dated September 16, 1996 and reported under
Item 2, "Acquisition of Disposition of Assets," the purchase of all the outstanding capital stock of Trilectron Industries, Inc.

(c)     Exhibits
               See Item 14 (a) (3).

(d)     Separate Financial Statements Required
               Not applicable.

SIGNATURES

-------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HEICO CORPORATION



Date:  January 28, 1997                       BY: /s/   THOMAS S. IRWIN
                                                  -------------------------
                                                       THOMAS S. IRWIN
                                                  Executive Vice President
                                                 and Chief Financial Officer
                                                  (Principal Financial and
                                                      Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  LAURANS A. MENDELSON               Chairman,           January 28, 1997
--------------------------------        President, Chief
     LAURANS A. MENDELSON               Executive Officer
                                        and Director (Principal
                                        Executive Officer)


/s/  JACOB T. CARWILE                   Director            January 28, 1997
--------------------------------
     JACOB T. CARWILE


/s/  SAMUEL L. HIGGINBOTTOM             Director            January 28, 1997
--------------------------------
     SAMUEL L. HIGGINBOTTOM


/s/  PAUL F. MANIERI                    Director            January 28, 1997
--------------------------------
     PAUL F. MANIERI


/s/  ERIC A. MENDELSON                  Director            January 28, 1997
--------------------------------
     ERIC A. MENDELSON


/s/  VICTOR H. MENDELSON                Director            January 28, 1997
--------------------------------
     VICTOR H. MENDELSON


/s/  ALBERT MORRISON, JR.               Director            January 28, 1997
--------------------------------
     ALBERT MORRISON, JR.


/s/  ALAN SCHRIESHEIM                   Director            January 28, 1997
--------------------------------
     ALAN SCHRIESHEIM


/s/  GUY C. SHAFER                      Director            January 28, 1997
--------------------------------
     GUY C. SHAFER