Form 10-Q
period 1997-01-31
HEICO CORP
filed 1997-03-17
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997


                                       OR


            ( )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                          Commission file number 1-4604

                                HEICO CORPORATION
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                       65-0341002
         (State or other jurisdiction of                  (I.R.S. Employer )
         incorporation or organization)                     Identification No.)

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

                             Yes  [X]              No [ ]

The number of shares outstanding of the issuer's common stock, $.01 par value, is 5,324,998 shares as of February 28, 1997.

                                HEICO CORPORATION

                                      INDEX

                                                                      Page No.
                                                                      --------

Part I.        Financial information:

    Consolidated Condensed Balance Sheets as of
      January 31, 1997 and October 31, 1996........................       3

    Consolidated Condensed Statements of Operations for the
      three months ended January 31, 1997 and 1996.................       4

    Consolidated Condensed Statements of Cash Flows for the
      three months ended January 31, 1997 and 1996.................       5

    Notes to Consolidated Condensed Financial Statements...........       6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations..........................       8

Part II.   Other Information:

    Item 1.  Legal Proceedings.....................................      11

    Item 6.  Exhibits and Reports on Form 8-K......................      11


                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                     JANUARY 31,         OCTOBER 31,
                                                                         1997               1996
                                                                    ------------        ------------
                                                                      (Unaudited)

Current assets:
    Cash and cash equivalents                                       $ 10,956,000        $ 11,025,000
    Accounts receivable, net                                           7,524,000           7,879,000
    Inventories                                                       16,196,000          15,277,000
    Prepaid expenses and other current assets                          1,019,000             874,000
    Deferred income taxes                                              2,403,000           2,058,000
                                                                    ------------        ------------
       Total current assets                                           38,098,000          37,113,000
                                                                    ------------        ------------
Note receivable                                                       10,000,000          10,000,000
                                                                    ------------        ------------
Property, plant and equipment                                         20,323,000          19,599,000
    Less accumulated depreciation                                    (13,610,000)        (13,754,000)
                                                                    ------------        ------------
       Property, plant and equipment, net                              6,713,000           5,845,000
                                                                    ------------        ------------
Intangible assets less accumulated amortization of
    $894,000 in 1997 and $805,000 in 1996                              4,646,000           4,756,000
                                                                    ------------        ------------
Unexpended bond proceeds                                               2,000,000           2,649,000
                                                                    ------------        ------------
Other assets                                                           2,721,000           1,473,000
                                                                    ------------        ------------
       Total assets                                                 $ 64,178,000        $ 61,836,000
                                                                    ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                            $    413,000        $    494,000
    Trade accounts payable                                             4,023,000           4,803,000
    Accrued expenses and other current liabilities                     5,653,000           5,903,000
    Income taxes payable                                               1,200,000             665,000
                                                                    ------------        ------------
       Total current liabilities                                      11,289,000          11,865,000
                                                                    ------------        ------------

Long-term debt                                                         5,977,000           6,022,000
                                                                    ------------        ------------
Deferred income taxes                                                  1,109,000           1,137,000
                                                                    ------------        ------------
Other non-current liabilities                                          2,186,000           1,324,000
                                                                    ------------        ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, par value $.01 per share;
       Authorized - 10,000,000 shares issuable
       in series; 50,000 designated as
       Series A Junior Participating Preferred
       Stock, none issued                                                   --                  --
    Common stock, $.01 par value; Authorized -
       20,000,000 shares; Issued - 5,321,703 shares
       in 1997 and 5,275,551 shares in 1996                               53,000              53,000
    Capital in excess of par value                                    31,326,000          30,881,000
    Retained earnings                                                 15,184,000          13,893,000
                                                                    ------------        ------------
                                                                      46,563,000          44,827,000
    Less:  Note receivable from employee savings and
           investment plan                                            (2,946,000)         (3,339,000)
                                                                    ------------        ------------
       Total shareholders' equity                                     43,617,000          41,488,000
                                                                    ------------        ------------
       Total liabilities and shareholders' equity                   $ 64,178,000        $ 61,836,000
                                                                    ============        ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                               THREE MONTHS ENDED JANUARY 31,
                                               ------------------------------
                                                      1997            1996
                                               --------------    ------------

Net sales                                      $   14,267,000    $  6,978,000
                                               --------------    ------------
Operating costs and expenses:
Cost of sales                                       9,526,000       4,656,000
Selling, general and administrative expenses        2,707,000       1,597,000
                                               --------------    ------------
Total operating costs and expenses                 12,233,000       6,253,000
                                               --------------    ------------
Income from operations                              2,034,000         725,000

Interest expense                                      (95,000)        (51,000)
Interest and other income                             409,000         193,000
                                               --------------    ------------
Income from continuing operations
   before income taxes                              2,348,000         867,000

Income tax expense                                    754,000         289,000
                                               --------------    ------------
Net income from continuing operations               1,594,000         578,000

Net income from discontinued operations                  --           292,000
                                               --------------    ------------
Net income                                     $    1,594,000    $    870,000
                                               ==============    ============
Net income per share:
From continuing operations                     $          .25    $        .10

From discontinued health care operations                 --               .05
                                               --------------    ------------
Net income per share                           $          .25    $        .15
                                               ==============    ============

Weighted average number of common
   and common equivalent shares outstanding         6,275,658       5,588,013
                                               ==============    ============
Cash dividends per share                       $         .050    $       .041
                                               ==============    ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                         THREE MONTHS ENDED
                                                                             JANUARY 31,
                                                                    ----------------------------
                                                                         1997            1996
                                                                    ------------    ------------
Cash flows from operating activities:
   Net income                                                       $  1,594,000    $    870,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                                        387,000         638,000
    (Income) loss from unconsolidated partnerships                          --          (108,000)
    Minority interest in consolidated partnerships                          --            81,000
    Deferred income taxes                                               (373,000)        131,000
    Change in assets and liabilities:
       (Increase) in accounts receivable                                 263,000        (114,000)
       (Increase) decrease in inventories                               (919,000)       (189,000)
       (Increase) in prepaid expenses and other
          current assets                                                (145,000)       (200,000)
       (Decrease) in trade payables, accrued
         expenses and other current liabilities                       (1,028,000)       (225,000)
       Increase in income taxes payable                                  535,000          80,000
       Increase in other non-current liabilities                          76,000          58,000
       Other                                                             (22,000)           --
                                                                    ------------    ------------
    Net cash provided by operating activities                            368,000       1,022,000
                                                                    ------------    ------------
Cash flows from investing activities:
    Maturity (purchase) of short-term investments                           --         2,939,000
    Purchases of property, plant and equipment                        (1,165,000)       (523,000)
    Acquisitions:
       Contingent note payments                                             --          (425,000)
       Other                                                                --              --
    Advances to unconsolidated partnerships                                 --           (59,000)
    Distributions to minority interests                                     --          (117,000)
    Payments for deferred organization costs                                --          (178,000)
    Payment received from employee savings and
       investment plan note receivable                                   393,000         353,000
    Other                                                               (335,000)        (17,000)
                                                                    ------------    ------------
    Net cash provided by (used in) investing activities               (1,107,000)      1,973,000)
                                                                    ------------    ------------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                          425,000         222,000
    Proceeds from the issuance of long-term debt                         680,000         217,000
    Payments on long-term debt and capital leases                       (154,000)       (293,000)
    Repurchases of common stock                                             --              --
    Cash dividends paid                                                 (282,000)       (219,000)
    Other                                                                  1,000           5,000
                                                                    ------------    ------------
    Net cash (used in) financing activities                              670,000         (68,000)
                                                                    ------------    ------------
Net increase (decrease) in cash and cash equivalents                     (69,000)      2,927,000
Cash and cash equivalents at beginning of year                        11,025,000       4,664,000
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $ 10,956,000    $  7,591,000
                                                                    ------------    ------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

                                January 31, 1997

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1996. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flow for such interim periods presented. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Accounts receivable are composed of the following:

                                                      JANUARY 31, 1997    OCTOBER 31, 1996
                                                      ----------------    ----------------

   Accounts receivable                                 $  7,513,000        $  7,882,000
   Net costs and estimated earnings in excess of
     billings on uncompleted contracts                      265,000             265,000
   Less allowance for doubtful accounts                    (254,000)           (268,000)
                                                      ----------------    ----------------
   Accounts receivable, net                               $7,524,00        $  7,879,000
                                                      ================    ================

Inventories are comprised of the following:

                                                       JANUARY 31, 1997    OCTOBER 31, 1996
                                                      ----------------    ----------------
   Finished products                                   $  3,764,000        $  4,428,000
   Work in process                                        5,605,000           5,845,000

   Materials, parts, assemblies and supplies              6,827,000           5,004,000
                                                      ----------------    ----------------
   Total inventories                                   $ 16,196,000 $        15,277,000
                                                      ================    ================

Revenue amounts set forth in the accompanying Consolidated Condensed Statements of Operations do not include any material amounts in excess of billings related to long-term contracts.

Inventories related to long-term contracts aggregated approximately $500,000 as of January 31, 1997 and $628,000 as of October 31, 1996.

3.  Long-term debt consists of:

                                        JANUARY 31, 1997     OCTOBER 31, 1996
                                        ----------------     ----------------

Industrial Development Revenue
 Bonds - Series 1996                      $ 3,500,000         $ 3,500,000
Industrial Development Revenue
 Refunding Bonds - Series 1988              1,980,000           1,980,000
Term loan borrowing under revolving
 credit facility                              238,000             317,000
Equipment loans                               672,000             719,000
                                        ----------------     ----------------
                                            6,390,000           6,516,000
Less current maturities                      (413,000)           (494,000)
                                        ----------------     ----------------
                                          $ 5,977,000         $ 6,022,000
                                        ================     ================

The term loan borrowings and equipment loans bear interest as of January 31, 1997 at 8.5% and 8.75% respectively.

4. The fiscal 1996 net income from discontinued operations represents the Company's former subsidiary, MediTek Health Corporation, which was sold in the third quarter of fiscal 1996 at a gain of $5,264,000 (89 cents per share).

5. Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus common share equivalents arising from the assumed exercise of stock options, if dilutive, and has been adjusted for the effect of any stock dividends and stock splits.

6. Supplemental disclosures of cash flow information for the three months ended January 31, 1997 and 1996 are as follows:

    Cash paid for interest was $95,000 and $67,000 in 1997 and 1996, respectively. Cash paid for income taxes was $592,000 and $304,000 in 1997 and 1996, respectively.

7. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock options. Entities may elect to either adopt the measurement criteria of the statement for accounting purposes, thereby recognizing an amount in results of operations on a prospective basis, or disclose the pro forma effects of the new measurement criteria in Notes to Consolidated Financial Statements. The Company intends to adopt the pro forma disclosure features of SFAS No. 123, which are effective for fiscal year 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the three months ended January 31, 1997 and 1996


RESULTS OF OPERATIONS

Fiscal 1997 first quarter net income of $1,594,000 ($.25 per share) increased 176% over fiscal 1996 first quarter net income from continuing operations of $578,000 ($.10 per share).

For the first three months of fiscal 1997, net sales totaled $14,267,000, representing a 104% increase over net sales from continuing operations of $6,978,000 in the first three months of fiscal 1996.

The improved fiscal 1997 earnings are primarily attributable to increased sales as discussed below.

Net sales of the Company's Flight Support operations totaled $8,786,000 in the first quarter of fiscal 1997 as compared to $6,978,000 in the same period of fiscal 1996. The $l,808,000, or 26%, increase from fiscal 1996 to fiscal 1997 is principally due to increased sales volumes of jet engine replacement parts to the Company's commercial airline industry customers.

Net sales of the Company's Ground Support operations totaled $5,481,000 for the first quarter of fiscal 1997, all of which represented sales of Trilectron Industries, Inc. (Trilectron), a business acquired in September 1996.

The Company's Flight Support operations had a backlog which totaled approximately $14 million as of January 31, 1997 and October 31, 1996. The current backlog decreased from $24 million as of January 31, 1996 principally due to expiration of certain customer contracts which have been replaced by orders pursuant to shorter term purchase orders.

The Company's Ground Support operations had a backlog totalling $14 million at January 31, 1997. This is a 27% increase over the October 31, 1996 backlog balance of $11 million and is principally due to receipt of a contract approximating $4 million covering deliveries expected to begin in fiscal 1997 and continue into 1998.

The Company's gross profit margins averaged 33.2% in the first quarter of fiscal 1997, which approximated the 33.3% average gross profit margins in the first quarter of fiscal 1996. This reflects an improvement in gross margins in the Flight Support operations, partially offset by inclusion of the newly-acquired Ground Support operations. Sales of ground support equipment generally carry lower profit margins than those of the Company's Flight Support operations. The improvement in margins in the Flight Support operations reflects volume increases in sales of higher margin products and manufacturing cost efficiencies.

Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 1997 increased $1,110,000 over amounts in the first quarter of fiscal 1996. The increase from fiscal 1996 is due principally to increased selling expenses by the Flight Support operations and the SG&A expenses of Trilectron. As a percentage of sales, however, SG&A expenses improved to 19.0% of consolidated net sales in the first quarter of fiscal 1997, down from 22.9% in the first quarter of fiscal 1996.

Income from operations, which totaled $2,034,000 for the first quarter of fiscal 1997, increased $1,309,000, or 181%, over the same period of last year. This increase reflects the increase in sales of Flight Support operations and sales of Ground Support operations as discussed above.

Interest and other income in the first quarter of fiscal 1997 increased $216,000 over the first quarter of fiscal 1996, principally due to interest income on the convertible note received from the sale of MediTek in July 1996.

The Company's effective tax rate totaled 32.1% for the first quarter of 1997 and 33.3% in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1997, net cash provided by operating activities totaled $368,000 reflecting higher earnings, net of planned increases in inventories to meet customer delivery requirements and scheduled payments of trade accounts payable and other current liabilities.

The Company's principal investing activities during the first quarter of fiscal 1997 were purchases of property, plant and equipment of $1.1 million.

The Company's principal financing activities during the first quarter of fiscal 1997 were $.7 million in proceeds of long-term debt primarily representing reimbursements for qualified expenditures from Industrial Revenue Bond proceeds and the receipt of funds from the exercise of Company stock options of $.4 million.

During the first quarter of 1997, Trilectron received approval from Manatee County, Florida for an increase from $3 million to $4 million in the amount of industrial development revenue bonds to be issued to construct and equip a larger facility in Palmetto, Florida. The bonds are expected to be issued in the second quarter of fiscal 1997.

There have been no other material changes in the liquidity or the capital resources of the Company since the end of fiscal 1996.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       There have been no material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibit 11 - Computation of earnings per share.

       (b) There were no reports on Form 8-K filed during the three months ended January 31, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEICO CORPORATION

                                  (Registrant)

     MARCH 14, 1997                BY /S/THOMAS S. IRWIN
     --------------                   -----------------------------------------
         Date Thomas S. Irwin, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)