Form 10-Q
period 1997-04-30
HEICO CORP
filed 1997-06-06
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                                       OR

            [ ]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                          Commission file number 1-4604

                                HEICO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   FLORIDA                           65-0341002
      -------------------------------    -----------------------------------
      (State or other jurisdiction of    I.R.S. Employer Identification No.)
      incorporation or organization)

         3000 TAFT STREET, HOLLYWOOD, FLORIDA            33021
        ---------------------------------------        ----------
        (Address of principal executive offices)       (Zip Code)

                                 (954) 987-6101
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock, $.01 par value, is 5,347,778 shares as of May 31, 1997.

                                HEICO CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part I.   Financial information:

     Consolidated Condensed Balance Sheets as of
       April 30, 1997 and October 31, 1996............................      3

     Consolidated Condensed Statements of Operations for the six and
       three months ended April 30, 1997 and 1996.....................      4

     Consolidated Condensed Statements of Cash Flows for the
       six months ended April 30, 1997 and 1996.......................      5

     Notes to Consolidated Condensed Financial Statements.............      6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations............................      9

Part II.  Other Information:

     Item 1.  Legal Proceedings.......................................     12

     Item 4.  Submission of Matters to a Vote of Security Holders.....     12

     Item 6.  Exhibits and Reports on Form 8-K........................     12


                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                            APRIL 30,        OCTOBER 31,
                                                              1997              1996
                                                          ------------      ------------
                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                            $ 10,371,000      $ 11,025,000
     Accounts receivable, net                                7,747,000         7,879,000
     Inventories                                            18,261,000        15,277,000
     Prepaid expenses and other current assets               1,478,000           874,000
     Deferred income taxes                                   2,243,000         2,058,000
                                                          ------------      ------------
        Total current assets                                40,100,000        37,113,000
                                                          ------------      ------------

Note receivable                                             10,000,000        10,000,000
                                                          ------------      ------------
Property, plant and equipment                               21,420,000        19,599,000
     Less accumulated depreciation                         (13,835,000)      (13,754,000)
                                                          ------------      ------------
        Property, plant and equipment, net                   7,585,000         5,845,000
                                                          ------------      ------------
Intangible assets less accumulated amortization of
     $954,000 in 1997 and $805,000 in 1996                   4,712,000         4,756,000
                                                          ------------      ------------
Unexpended bond proceeds                                     5,330,000         2,649,000
                                                          ------------      ------------
Other assets                                                 2,683,000         1,473,000
                                                          ------------      ------------
        Total assets                                      $ 70,410,000      $ 61,836,000
                                                          ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                 $    376,000      $    494,000
     Trade accounts payable                                  4,565,000         4,803,000
     Accrued expenses and other current liabilities          6,539,000         5,903,000
     Income taxes payable                                         --             665,000
                                                          ------------      ------------
        Total current liabilities                           11,480,000        11,865,000
                                                          ------------      ------------

Long-term debt                                              10,106,000         6,022,000
                                                          ------------      ------------
Deferred income taxes                                        1,087,000         1,137,000
                                                          ------------      ------------
Other non-current liabilities                                2,111,000         1,324,000
                                                          ------------      ------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, par value $.01 per share;
       Authorized - 10,000,000 shares issuable
       in series; 50,000 designated as Series A
       Junior Participating Preferred Stock, none
       issued                                                     --                --
     Common stock, $.01 par value; Authorized -
        20,000,000 shares; Issued - 5,338,098 shares
        in 1997 and 5,275,551 shares in 1996                    53,000            53,000
     Capital in excess of par value                         31,690,000        30,881,000
     Retained earnings                                      16,825,000        13,893,000
                                                          ------------      ------------
                                                            48,568,000        44,827,000
     Less:  Note receivable from employee savings and
            investment plan                                 (2,942,000)       (3,339,000)
                                                          ------------      ------------
        Total shareholders' equity                          45,626,000        41,488,000
                                                          ------------      ------------
        Total liabilities and shareholders' equity        $ 70,410,000      $ 61,836,000
                                                          ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                   SIX MONTHS ENDED APRIL 30,         THREE MONTHS ENDED APRIL 30,
                                                 ------------------------------      ------------------------------
                                                     1997              1996              1997               1996
                                                 ------------      ------------      ------------      ------------
Net sales                                        $ 27,819,000      $ 14,920,000      $ 13,552,000      $  7,942,000
                                                 ------------      ------------      ------------      ------------
Operating costs and expenses:
Cost of sales                                      18,542,000         9,882,000         9,016,000         5,226,000
Selling, general and administrative expenses        5,164,000         3,452,000         2,457,000         1,855,000
                                                 ------------      ------------      ------------      ------------

Total operating costs and expenses                 23,706,000        13,334,000        11,473,000         7,081,000
                                                 ------------      ------------      ------------      ------------

Income from operations                              4,113,000         1,586,000         2,079,000           861,000

Interest expense                                     (178,000)          (87,000)          (95,000)          (36,000)
Interest and other income                             827,000           358,000           430,000           165,000
                                                 ------------      ------------      ------------      ------------
Income from continuing operations
  before income taxes                               4,762,000         1,857,000         2,414,000           990,000

Income tax expense                                  1,528,000           632,000           774,000           343,000
                                                 ------------      ------------      ------------      ------------

Net income from continuing operations               3,234,000         1,225,000         1,640,000           647,000

Net income from discontinued operations                  --             727,000              --             435,000
                                                 ------------      ------------      ------------      ------------
Net income                                       $  3,234,000      $  1,952,000      $  1,640,000      $  1,082,000
                                                 ============      ============      ============      ============
Net income per share:

From continuing operations                       $        .51      $        .21      $        .26      $        .11

From discontinued health care operations                 --                 .13              --                 .07
                                                 ------------      ------------      ------------      ------------

Net income per share                             $        .51      $        .34      $        .26      $        .18
                                                 ============      ============      ============      ============

Weighted average number of common
   and common equivalent shares outstanding         6,331,680         5,708,631         6,387,702         5,829,248
                                                 ============      ============      ============      ============

Cash dividends per share                         $        .05      $       .041              --                --
                                                 ============      ============      ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                     SIX MONTHS ENDED
                                                                        APRIL 30,
                                                             ------------------------------
                                                                 1997              1996
                                                             ------------      ------------
Cash flows from operating activities:
   Net income                                                $  3,234,000      $  1,952,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                764,000         1,286,000
     (Income) loss from unconsolidated partnerships                  --            (327,000)
     Minority interest in consolidated partnerships                  --             228,000
     Deferred income taxes                                       (235,000)         (495,000)
     Deferred financing costs                                    (144,000)             --
     Change in assets and liabilities:
        Decrease (increase) in accounts receivable                 40,000          (608,000)
        (Increase) in inventories                              (2,984,000)         (843,000)
        (Increase) in prepaid expenses and other
           current assets                                        (604,000)         (181,000)
        Increase in trade payables, accrued
           expenses and other current liabilities                 400,000           800,000
        (Decrease) increase in income taxes payable              (665,000)          439,000
        Increase in other non-current liabilities                 140,000           123,000
        Other                                                     (80,000)             --
                                                             ------------      ------------
     Net cash (used in) provided by operating activities         (134,000)        2,374,000
                                                             ------------      ------------
Cash flows from investing activities:
     Maturity of short-term investments                              --           2,939,000
     Purchases of property, plant and equipment                (2,325,000)         (639,000)
     Acquisitions:
        Contingent note payments                                     --            (783,000)
        Other                                                        --                --
     Distributions from
        unconsolidated partnerships                                  --             109,000
     Distributions to minority interests                             --            (216,000)
     Payments for deferred organization costs                        --            (486,000)
     Payment received from employee savings and
        investment plan note receivable                           396,000           353,000
     Other                                                       (363,000)           93,000
                                                             ------------      ------------
     Net cash (used in) provided by investing activities       (2,292,000)        1,320,000
                                                             ------------      ------------
Cash flows from financing activities:
     Proceeds from the issuance of long-term debt:
       Reimbursements from unexpended bond proceeds             1,375,000              --
       Other                                                      210,000           302,000
     Proceeds from the exercise of stock options                  788,000         1,262,000
     Payments on long-term debt and capital leases               (320,000)         (581,000)
     Cash dividends paid                                         (282,000)         (224,000)
     Other                                                          1,000              --
                                                             ------------      ------------
     Net cash provided by financing activities                  1,772,000           759,000
                                                             ------------      ------------

Net (decrease) increase in cash and cash equivalents             (654,000)        4,453,000
Cash and cash equivalents at beginning of year                 11,025,000         4,664,000
                                                             ------------      ------------
Cash and cash equivalents at end of period                   $ 10,371,000      $  9,117,000
                                                             ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                 April 30, 1997

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1996. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flow for such interim periods presented. The results of operations for the six months ended April 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Accounts receivable are composed of the following:

                                                            APRIL 30, 1997        OCTOBER 31, 1996
                                                            --------------        ----------------
         Accounts receivable............................    $    7,744,000        $      7,882,000
         Net costs and estimated earnings in excess
           of billings on uncompleted contracts.........           265,000                 265,000
         Less allowance for doubtful accounts...........          (262,000)               (268,000)
                                                            --------------        ----------------
         Accounts receivable, net.......................    $    7,747,000        $      7,879,000
                                                            ==============        ================

         Inventories are comprised of the following:
                                                            APRIL 30, 1997        OCTOBER 31, 1996
                                                            --------------        ----------------
         Finished products..............................    $    4,174,000        $      4,428,000
         Work in process................................         7,220,000               5,845,000
         Materials, parts, assemblies and supplies......         6,867,000               5,004,000
                                                            --------------        ----------------
         Total inventories..............................    $   18,261,000        $     15,277,000
                                                            ==============        ================

Inventories related to long-term contracts aggregated approximately $328,000 as of April 30, 1997 and $628,000 as of October 31, 1996.

Revenue amounts set forth in the accompanying Consolidated Condensed Statements of Operations do not include any material amounts in excess of billings related to long-term contracts.


3.       Long-term debt consists of:
                                                            APRIL 30, 1997        OCTOBER 31, 1996
                                                            --------------        ----------------
         Industrial Development Revenue
           Bonds - Series 1997A.........................    $    3,000,000                  ---
         Industrial Development Revenue
           Bonds - Series 1997B.........................         1,000,000                  ---
         Industrial Development Revenue
           Bonds - Series 1996..........................         3,500,000        $      3,500,000
         Industrial Development Revenue
           Refunding Bonds - Series 1988................         1,980,000               1,980,000
         Term loan borrowing under revolving
           credit facility..............................           158,000                 317,000
         Equipment loans................................           844,000                 719,000
                                                             -------------        ----------------
                                                                10,482,000               6,516,000
         Less current maturities........................          (376,000)               (494,000)
                                                             -------------        ----------------
                                                            $   10,106,000        $      6,022,000
                                                             =============        ================

         The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1996 (Series 1996 bonds) and in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997B bonds).

         The Series 1997A and 1997B bonds were issued in the amounts of $3,000,000 and $1,000,000, respectively, for the purpose of constructing and purchasing equipment for a new facility in Palmetto, Florida. As of April 30, 1997, the Company has been reimbursed $80,000 for such expenditures, and the balance of the unexpended bond proceeds of $3,920,000 is held by the trustee and is available for future qualified expenditures. The Series 1997A and 1997B bonds are due March 2017 and bear interest at variable rates calculated weekly (4.70% and 5.65%, respectively, at April 30, 1997). The 1997A and 1997B bonds are secured by a letter of credit expiring in March 2004 and a mortgage on the related properties pledged as collateral. The letter of credit requires annual sinking fund payments with a fair market value of $200,000 beginning in March 1998.

         The Series 1988 and Series 1996 bonds bear interest as of April 30, 1997, at 4.60% and 4.70%, respectively.

         As of April 30, 1997, unexpended proceeds of the Series 1996 bonds of $1,410,000 are held by the trustee and is available for future qualified expenditures.

         In February 1997, the Company's equipment loan facility was extended through December 1997. In addition, the amendment, among other things, increased the amount of available funds to $2,000,000.

         The term loan borrowings and equipment loans bear interest as of April 30, 1997 at 8.75% and 9.00% respectively.

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

6. Supplemental disclosures of cash flow information for the six months ended April 30, 1997 and 1996 are as follows:

         Cash paid for interest was $178,000 and $137,000 in 1997 and 1996, respectively. Cash paid for income taxes was $2,654,000 and $1,228,000 in 1997 and 1996, respectively.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 changes the method in which earnings per share will be determined and is effective for financial statements for periods ending after December 15, 1997. The Company has not determined the effect, if any, of SFAS No. 128 on its earnings per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                For the six months ended April 30, 1997 and 1996

RESULTS OF OPERATIONS

Fiscal 1997 second quarter net income of $1,640,000 ($.26 per share) increased 153% over fiscal 1996 second quarter net income from continuing operations of $647,000 ($.11 per share) and net income in the first half of fiscal 1997 of $3,234,000 ($.51 per share) increased 164% over net income from continuing operations of $1,225,000 ($.21 per share) in the first half of fiscal 1996.

For the second quarter of fiscal 1997, net sales totaled $13,552,000, representing a 71% increase over net sales from continuing operations of $7,942,000 in the second quarter of fiscal 1996. In the first half of fiscal 1997, net sales rose 86% to $27,819,000, up from net sales from continuing operations of $14,920,000 in the first half of last year.

The improved fiscal 1997 earnings are primarily attributable to increased sales and gross margins discussed below as well as the addition of the newly acquired Ground Support operations.

Net sales of the Company's Flight Support operations increased 15% in the second quarter of fiscal 1997 as compared to the same period of fiscal 1996 and rose 20% in the first half of fiscal 1997 versus the first half of fiscal 1996. The increases from fiscal 1996 to 1997 are principally due to increased sales volumes of jet engine replacement parts to the Company's commercial airline customers.

Net sales of the Company's Ground Support operations totaled $4,456,000 for the second quarter of fiscal 1997 and $9,937,000 in the first half of fiscal 1997, all of which represented sales of Trilectron Industries, Inc. (Trilectron), a business acquired in September 1996.

The Company's Flight Support operations had a backlog which totaled approximately $23 million as of April 30, 1997 and April 30, 1996, and approximately $14 million as of October 31, 1996. The current backlog increased from October 31, 1996 principally due to certain customers entering into longer term contracts which replaced shorter term purchase orders. Substantially all of this backlog of orders is expected to be delivered within twelve months.

The Company's Ground Support operations had a backlog totalling $13 million at April 30, 1997. This is an 18% increase over the October 31, 1996 backlog balance of $11 million and is principally due to receipt of a contract approximating $4 million in the first quarter of fiscal 1997 covering deliveries expected to begin in fiscal 1997 and continue into fiscal 1998.

The Company's gross profit margins for the second quarter of fiscal 1997 averaged 33.5% as compared to gross profit margins averaging 34.2% in the same period of fiscal 1996. Gross profit margins averaged 33.3% in the first half of fiscal 1997, which approximated the 33.8% average gross profit margins in the first half of fiscal 1996. These reflect an improvement in gross margins in the Flight Support operations, partially offset by inclusion of the newly-acquired Ground Support operations. Sales of ground support equipment generally carry lower profit margins than those of the Company's Flight Support operations. The improvement in margins in the Flight Support operations reflects volume increases in sales of higher margin products and manufacturing cost efficiencies.

Selling, general and administrative (SG&A) expenses in the second quarter and the first half of fiscal 1997 increased $602,000 and $1,712,000, respectively, over amounts in the second quarter and the first half of fiscal 1996. The increase from fiscal 1996 is due principally to increased selling expenses by the Flight Support operations and the SG&A expenses of Trilectron. As a percentage of sales, however, SG&A expenses improved to 18.1% of consolidated net sales in the second quarter and 18.6% of consolidated net sales in the first half of fiscal 1997, down from 23.4% and 23.1% in the comparable three-month and six-month periods of fiscal 1996.

Income from operations, which totaled $2,079,000 for the second quarter of fiscal 1997 and $4,113,000 for the first six months of fiscal 1997, increased $1,218,000 and $2,527,000 respectively, over the same three-month and six-month periods of last year. These increases reflect the increase in sales and gross margins of Flight Support operations and the addition of the Ground Support operations as discussed above.

Interest and other income in the second quarter and the first half of fiscal 1997 increased $265,000 and $469,000, respectively, over the same periods in fiscal 1996. These increases are principally due to interest income on the convertible note received from the sale of MediTek in July 1996 and higher cash balances available for investment.

The Company's effective tax rate totaled 32.1% for the first half of fiscal 1997 and 34.0% in the first half of fiscal 1996.

The decrease in the Company's effective tax rate is principally due to the tax benefit received from an increase in foreign sales.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1997, net cash used in operating activities was $134,000, reflecting net income of $3.2 million offset primarily by increases in inventories of $3.0 million required to meet increased sales and faster customer delivery requirements and a decrease in Federal and state income taxes attributable to estimated tax payments made.

The Company's principal investing activities during the first six months of fiscal 1997 were purchases of property, plant and equipment of $2,325,000 including $1,191,000 related to the Series 1996 industrial development revenue bond project.

The Company's principal financing activities during the first half of fiscal 1997 were $1,585,000 in proceeds of long-term debt including $1,295,000 in reimbursements for qualified expenditures from above referenced Series 1996 industrial development revenue bonds and $788,000 representing the receipt of funds from the exercise of stock options.

As discussed in Note 3 to the Consolidated Condensed Financial Statements contained herein, industrial development revenue bonds in the amount of $4,000,000 were issued by Manatee County, Florida, to be used to construct and equip a new Trilectron manufacturing facility in Palmetto, Florida. As of April 30, 1997, unexpended bond proceeds of $3,920,000 were available for qualified expenditures of the Trilectron facility and unexpended bond proceeds of $1,410,000 were available for qualified expenditures of the Series 1996 industrial development revenue bond project of HEICO Aerospace.

The revolving portion of the Company's $7,000,000 credit facility, which was to expire in April 1997, was renewed by mutual agreement until June 30, 1997. In addition, amounts available under the Company's equipment loan facility (See
Note 3 to the Consolidated Condensed Financial Statements) were increased to $2,000,000 and extended to December 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on March 18, 1997, the Company's shareholders elected nine directors and approved a proposal to amend the 1993 Stock Option Plan (the "Plan") to increase the number of shares issuable pursuant to the Plan.

         The number of votes cast for and withheld for each nominee for directors were as follows:

         DIRECTOR                            FOR           WITHHELD
         --------                         ---------        --------
         Jacob T. Carwile                 4,592,600         432,169
         Samuel L. Higginbottom           4,590,872         433,897
         Paul F. Manieri                  4,592,298         432,471
         Eric A. Mendelson                4,545,795         478,974
         Laurans A. Mendelson             4,592,787         431,982
         Victor H. Mendelson              4,545,795         478,974
         Albert Morrison, Jr.             4,592,787         431,982
         Dr. Alan Schriesheim             4,592,460         432,309
         Guy C. Shafer                    4,590,822         433,947

         The number of votes cast for and against the proposal to amend the Plan, as well as the number of abstentions, were as follows: For: 4,228,335; Against: 691,008; and Abstain:
         91,126. There were 14,300 broker non-votes with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Loan Agreement, dated as of March 1, 1997, between Trilectron
                   Industries, Inc., and Manatee County, Florida (excluding referenced exhibits).

              10.2 Letter of Credit and Reimbursement Agreement, dated as of
                   March 1, 1997, between Trilectron Industries, Inc., and First Union National Bank of Florida (excluding referenced exhibits).

              10.3 Second Loan Modification Agreement, dated February 27, 1997, between HEICO Corporation and Eagle National Bank of Miami.

              11   Computation of earnings per share.

              27   Financial Data Schedule.

         (b) There were no reports on Form 8-K filed during the three months ended April 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HEICO CORPORATION
                                -----------------
                                  (Registrant)

      JUNE 6, 1997                        BY /s/THOMAS S. IRWIN
      ------------                        -------------------------------
         Date                             Thomas S. Irwin, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                               PAGE
-------                                                               ----

10.1 Loan Agreement, dated as of March 1, 1997, between Trilectron Industries, Inc., and Manatee County, Florida (excluding referenced exhibits).

10.2 Letter of Credit and Reimbursement Agreement, dated as of March 1, 1997, between Trilectron Industries, Inc., and First Union National Bank of Florida (excluding referenced exhibits).

10.3 Second Loan Modification Agreement, dated February 27, 1997, between HEICO Corporation and Eagle National Bank of Miami.

11   Computation of earnings per share.

27   Financial Data Schedule (for SEC use only)