Form 10-Q
period 1997-07-31
HEICO CORP
filed 1997-09-09
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                       OR

            ( )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

                           Yes  [X]           No  [ ]

The number of shares outstanding of the registrant's common stock, $.01 par value, is 5,353,932 shares as of August 29, 1997.

                                HEICO CORPORATION

                                      INDEX

                                                                        Page No.

Part I.    Financial information:

  Consolidated Condensed Balance Sheets as of
    July 31, 1997 and October 31, 1996.............................       2

  Consolidated Condensed Statements of Operations for the nine and
    three months ended July 31, 1997 and 1996......................       3

  Consolidated Condensed Statements of Cash Flows for the
    nine months ended July 31, 1997 and 1996.......................       4

  Notes to Consolidated Condensed Financial Statements.............       5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations............................       9

Part II.   Other Information:

  Item 1.  Legal Proceedings.......................................      13

  Item 6.  Exhibits and Reports on Form 8-K........................      13


                          PART I FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                 JULY 31,           OCTOBER 31,
                                                                   1997                1996
                                                               ------------        ------------
                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                 $ 10,330,000        $ 11,025,000
     Accounts receivable, net                                     8,374,000           7,879,000
     Inventories                                                 17,282,000          15,277,000
     Prepaid expenses and other current assets                    1,582,000             874,000
     Deferred income taxes                                        2,062,000           2,058,000
                                                               ------------        ------------
        Total current assets                                     39,630,000          37,113,000
                                                               ------------        ------------

Note receivable                                                  10,000,000          10,000,000
                                                               ------------        ------------
Property, plant and equipment                                    21,901,000          19,599,000
     Less accumulated depreciation                              (14,167,000)        (13,754,000)
                                                               ------------        ------------
        Property, plant and equipment, net                        7,734,000           5,845,000
                                                               ------------        ------------
Intangible assets less accumulated amortization of
     $1,084,000 in 1997 and $805,000 in 1996                      5,156,000           4,756,000
                                                               ------------        ------------
Unexpended bond proceeds                                          5,361,000           2,649,000
                                                               ------------        ------------
Other assets                                                      2,939,000           1,473,000
                                                               ------------        ------------
        Total assets                                           $ 70,820,000        $ 61,836,000
                                                               ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                      $    342,000        $    494,000
     Trade accounts payable                                       3,780,000           4,803,000
     Accrued expenses and other current liabilities               5,622,000           5,903,000
     Income taxes payable                                           132,000             665,000
                                                               ------------        ------------
        Total current liabilities                                 9,876,000          11,865,000
                                                               ------------        ------------

Long-term debt                                                   10,546,000           6,022,000
                                                               ------------        ------------
Deferred income taxes                                               796,000           1,137,000
                                                               ------------        ------------
Other non-current liabilities                                     2,290,000           1,324,000
                                                               ------------        ------------
Commitments and contingencies:
Shareholders' equity:
     Preferred stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable
        in series; 50,000 designated as
        Series A Junior Participating Preferred
        Stock, none issued                                               --                  --
     Common stock, $.01 par value; Authorized -
        20,000,000 shares; Issued - 5,353,932 shares
        in 1997 and 5,275,551 shares in 1996                         54,000              53,000
     Capital in excess of par value                              31,929,000          30,881,000
     Retained earnings                                           18,271,000          13,893,000
                                                               ------------        ------------
                                                                 50,254,000          44,827,000
     Less:  Note receivable from employee savings and
            investment plan                                      (2,942,000)         (3,339,000)
                                                               ------------        ------------
        Total shareholders' equity                               47,312,000          41,488,000
                                                               ------------        ------------
        Total liabilities and shareholders' equity             $ 70,820,000        $ 61,836,000
                                                               ============        ============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.



                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                                      NINE MONTHS ENDED JULY 31,         THREE MONTHS ENDED JULY 31,
                                                     -----------------------------      ------------------------------
                                                         1997              1996            1997               1996
                                                     -----------       -----------      -----------        -----------

Net sales                                            $44,535,000       $22,979,000      $16,716,000        $ 8,059,000
                                                     -----------       -----------      -----------        -----------

Operating costs and expenses:
Cost of sales                                         30,389,000        15,044,000       11,847,000          5,162,000
Selling, general and administrative expenses           7,777,000         5,067,000        2,613,000          1,615,000
                                                     -----------       -----------      -----------        -----------

Total operating costs and expenses                    38,166,000        20,111,000       14,460,000          6,777,000
                                                     -----------       -----------      -----------        -----------

Income from operations                                 6,369,000         2,868,000        2,256,000          1,282,000

Interest expense                                        (319,000)         (129,000)        (141,000)           (42,000)
Interest and other income                              1,300,000           617,000          473,000            259,000
                                                     -----------       -----------      -----------        -----------

Income from continuing operations
  before income taxes                                  7,350,000         3,356,000        2,588,000          1,499,000

Income tax expense                                     2,404,000         1,078,000          876,000            446,000
                                                     -----------       -----------      -----------        -----------

Net income from continuing operations                  4,946,000         2,278,000        1,712,000          1,053,000

Net income from discontinued operations                    --              963,000            --               236,000
Gain on sale of health care operations,
  net of applicable income taxes                           --            5,264,000            --             5,264,000
                                                     -----------       -----------      -----------        -----------

Net income                                           $ 4,946,000       $ 8,505,000      $ 1,712,000        $ 6,553,000
                                                     ===========       ===========      ===========        ===========

Net income per share:
From continuing operations                           $       .78       $       .39      $       .27       $        .17

From discontinued health care operations                      --               .16               --                .04

From gain on sale of health care operations                   --               .90               --                .86
                                                     -----------       -----------      -----------        -----------

Net income per share                                 $       .78       $      1.45      $       .27       $       1.07
                                                     ===========       ===========      ===========        ===========

Weighted average number of common
   and common equivalent shares outstanding            6,343,216         5,847,445        6,366,289          6,125,075
                                                     ===========       ===========      ===========        ===========

Cash dividends per share                             $       .10       $      .086      $       .05        $      .045
                                                     ===========       ===========      ===========        ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                 NINE MONTHS ENDED
                                                                                      JULY 31,
                                                                      --------------------------------------
                                                                           1997                      1996
                                                                      ------------              ------------
Cash flows from operating activities:
   Net income                                                         $  4,946,000              $  8,505,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Gain from sale of health care operations                                --                   (5,264,000)
     Depreciation and amortization                                       1,170,000                 1,808,000
     (Income) from unconsolidated partnerships                               --                     (393,000)
     Minority interest in consolidated partnerships                          --                      313,000
     Deferred income taxes                                                (345,000)                 (345,000)
     Deferred financing costs                                             (144,000)                    --
     Change in assets and liabilities:
        (Increase) in accounts receivable                                 (587,000)                 (131,000)
        (Increase) in inventories                                       (2,557,000)               (1,224,000)
        (Increase) in prepaid expenses and
           other current assets                                           (708,000)                   (9,000)
        (Decrease) in trade payables, accrued
          expenses and other current liabilities                        (1,556,000)                  (52,000)
        (Decrease) increase in income taxes payable                       (533,000)                  205,000
        Increase in other non-current liabilities                          203,000                   186,000
        Other                                                             (174,000)                    --
                                                                      ------------              ------------
     Net cash (used in) provided by operating activities                  (285,000)                3,599,000
                                                                      ------------              ------------

Cash flows from investing activities:
     Proceeds from sale of health care operations,
      net of cash sold of $304,000                                           --                   13,524,000
     Maturity of short-term investments                                      --                    2,939,000
     Purchases of property, plant and equipment                         (2,807,000)               (2,108,000)
     Acquisitions - Contingent note payments                                 --                   (1,106,000)
     Distributions from unconsolidated partnerships                          --                       60,000
     Distributions to minority interests                                     --                     (216,000)
     Payments for deferred organization costs                                --                     (486,000)
     Payment received from employee savings and
        investment plan note receivable                                    396,000                   353,000
     Other                                                                (180,000)                  114,000
                                                                      ------------              ------------
     Net cash (used in) provided by investing activities                (2,591,000)               13,074,000
                                                                      ------------              ------------

Cash flows from financing activities:
     Proceeds from the issuance of long-term debt:
       Reimbursements from unexpended bond proceeds                      1,427,000                     --
       Other long-term debt                                                845,000                   492,000
     Proceeds from the exercise of stock options                         1,028,000                 1,303,000
     Payments on long-term debt and capital leases                        (573,000)                 (869,000)
     Cash dividends paid                                                  (549,000)                 (475,000)
     Other                                                                   3,000                     --
                                                                      ------------              ------------
     Net cash provided by financing activities                           2,181,000                   451,000
                                                                      ------------              ------------

Net (decrease) increase in cash and cash equivalents                      (695,000)               17,124,000
Cash and cash equivalents at beginning of year                          11,025,000                 4,664,000
                                                                      ------------              ------------
Cash and cash equivalents at end of period                            $ 10,330,000              $ 21,788,000
                                                                      ============              ============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                  July 31, 1997



1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1996. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Accounts receivable are composed of the following:

                                                             JULY 31, 1997   OCTOBER 31, 1996
                                                           ----------------  ----------------
    Accounts receivable..............................      $      8,363,000  $      7,882,000
    Net costs and estimated earnings in excess of
      billings on uncompleted contracts..............               265,000           265,000
    Less allowance for doubtful accounts.............              (254,000)         (268,000)
                                                           ----------------  ----------------
    Accounts receivable, net.........................      $      8,374,000  $      7,879,000
                                                           ================  ================

    Inventories are comprised of the following:

                                                             July 31, 1997   October 31, 1996
                                                           ----------------  ----------------
    Finished products................................      $      3,955,000  $      4,428,000
    Work in process..................................             7,980,000         5,845,000
    Materials, parts, assemblies and supplies........             5,347,000         5,004,000
                                                           ----------------  ----------------
    Total inventories................................      $     17,282,000  $     15,277,000
                                                           ================  ================



Inventories related to long-term contracts aggregated approximately $628,000 as of October 31, 1996. Such inventories were not significant as of July 31, 1997.

Revenue amounts set forth in the accompanying Consolidated Condensed Statements of Operations do not include any material amounts in excess of billings related to long-term contracts.

3.  Long-term debt consists of:

                                                             JULY 31, 1997   OCTOBER 31, 1996
                                                           ----------------  ----------------

    Industrial Development Revenue
      Bonds - Series 1997A.........................        $      3,000,000               ---
    Industrial Development Revenue
      Bonds - Series 1997B.........................               1,000,000               ---
    Industrial Development Revenue
      Bonds - Series 1996..........................               3,500,000  $      3,500,000
    Industrial Development Revenue
      Refunding Bonds - Series 1988................               1,980,000         1,980,000
    Term loan borrowing under revolving
      credit facility..............................                   --              317,000
    Equipment loans................................               1,408,000           719,000
                                                           ----------------  ----------------
                                                                 10,888,000         6,516,000
    Less current maturities........................                (342,000)         (494,000)
                                                           ----------------  ----------------
                                                           $     10,546,000  $      6,022,000
                                                           ================  ================

         The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1996 (Series 1996 bonds) and in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997B bonds).

         The Series 1997A and 1997B bonds were issued in the amounts of $3,000,000 and $1,000,000, respectively, for the purpose of constructing and purchasing equipment for a new facility in Palmetto, Florida. As of July 31, 1997, the Company has been reimbursed $80,000 for such expenditures, and the balance of the unexpended bond proceeds of $3,985,000, including investment earnings, is held by the trustee and is available for future qualified expenditures. The Series 1997A and 1997B bonds are due March 2017 and bear interest at variable rates calculated weekly (3.75% and 5.60%, respectively, at July 31, 1997). The 1997A and 1997B bonds are secured by a letter of credit expiring in March 2004 and a mortgage on the related properties pledged as collateral. The letter of credit requires annual sinking fund payments $200,000 beginning in March 1998.

          The Series 1996 and Series 1988 bonds bear interest as of July 31,
1997, at 3.80% and 3.70%, respectively.

          As of July 31, 1997, unexpended proceeds of the Series 1996 bonds of $1,376,000 are held by the trustee and are available for future qualified expenditures.

          In February 1997, the Company's equipment loan facility was extended through December 1997. In addition, the amendment, among other things, increased the amount of available funds to $2,000,000. Equipment loans bear interest at rates ranging from 8.50% to 9.00% as of July 31, 1997.




4. The fiscal 1996 net income from discontinued operations represents the Company's former subsidiary, MediTek Health Corporation, which was sold in the third quarter of fiscal 1996 at a gain of $5,264,000.

5. Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus common share equivalents arising from the assumed exercise of stock options, if dilutive, and has been adjusted for the effect of any stock dividends and stock splits.

6. Supplemental disclosures of cash flow information for the nine months ended July 31, 1997 and 1996 are as follows:

          Cash paid for interest was $319,000 and $129,000 in fiscal 1997 and 1996, respectively. Cash paid for income taxes was $3,013,000 and $1,228,000 in fiscal 1997 and 1996, respectively.

7. With respect to the litigation referenced in Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on
Form 10-K for the year ended October 31, 1996, a Motion for Summary Judgment filed by the Company on a portion of the lawsuit was granted by the United
States District Court Judge in August 1997. The Summary Judgment dismisses the claims by United Technologies Corporation (United) alleging misappropriation of trade secrets and unfair competition, finding that Florida's statute of limitations bars such claims.

          The ruling leaves pending United's single claim alleging infringement of a patent that expired in 1992 and the Company's Counterclaims against United alleging, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations.

          Based on currently known facts, the Company's legal counsel has advised that it believes that the Company should be able to successfully defend the patent infringement claim alleged in United's complaint. Further, the Company intends to vigorously pursue its counterclaims against United. The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the accompanying consolidated financial statements.

          There have been no other material developments in previously reported litigation involving the Company and its subsidiaries.





8. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock options. Entities may elect to either adopt the measurement criteria of the statement for accounting purposes, thereby recognizing an amount in results of operations on a prospective basis, or disclose the pro forma effects of the new measurement criteria in Notes to Consolidated Financial Statements. The Company intends to adopt the pro forma disclosure features of SFAS No. 123, which are effective for fiscal year 1997.

          In February 1997, the FASB issued Statement of Financial Accounting
Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 changes the method in which earnings per share will be determined and is effective for financial statements for periods ending after December 15, 1997. The Company has not determined the effect, if any, of SFAS No. 128 on its earnings per share.

          In addition, the FASB, in March 1997 issued Statement of Accounting
Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS
129). SFAS 129 is effective for interim and annual periods ending after December
15, 1997. The Company believes SFAS 129 will have little, if any, effect on the information already disclosed in the Company's financial statements.









                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                For the nine months ended July 31, 1997 and 1996



RESULTS OF CONTINUING OPERATIONS

Fiscal 1997 third quarter net sales totaled $16,716,000, representing a 107% increase over net sales from continuing operations of $8,059,000 in the third quarter of fiscal 1996. Fiscal 1997 third quarter net income of $1,712,000 ($.27 per share) increased 63% over fiscal 1996 third quarter net income from continuing operations of $1,053,000 ($.17 per share).

For the first nine months of fiscal 1997, net sales and net income totaled
$44,535,000 and $4,946,000 ($.78 per share), respectively, representing a 94% increase over net sales from continuing operations of $22,979,000 in the first nine months of fiscal 1996 and a 117% increase over net income from continuing operations of $2,278,000 ($.39 per share) in the first nine months of fiscal
1996.

The improved fiscal 1997 operating results are primarily attributable to increased sales and gross margins discussed below.

Net sales of the newly-acquired Company's Ground Support operations totaled $6.2 million for the third quarter of fiscal 1997 and $16.1 million in the first nine months of fiscal 1997, all of which represented sales of Trilectron Industries, Inc. (Trilectron), a business acquired in September 1996.

The balance of the increases in net sales in the fiscal 1997 three-month and nine-month periods over the comparable fiscal 1996 periods are attributable to gains in sales of the Company's Flight Support operations, which are principally due to increased sales volumes of jet engine replacement parts to the Company's commercial airline customers.

The Company's Flight Support operations had a backlog which totaled approximately $28 million as of July 31, 1997. The backlog includes approximately $16 million representing forecasted shipments over the next 12 months for certain contracts pursuant to which customers provide estimated annual usage. The current backlog increased over the October 31, 1996 backlog of approximately $14 million principally due to certain customers entering into longer term contracts which replaced shorter term purchase orders. Substantially all of this backlog of orders is expected to be delivered within twelve months.

The Company's Ground Support operations had a backlog totalling $12 million at July 31, 1997. This is a 9% increase over the October 31, 1996 backlog balance of $11 million and is principally due to receipt of a contract approximating $4 million in the first quarter of fiscal 1997 covering deliveries expected to begin in fiscal 1997 and continue into fiscal 1998.

The Company's gross profit margins for the third quarter of fiscal 1997 averaged
29.1% as compared to gross profit margins averaging 35.9% in the same period of fiscal 1996. Gross profit margins averaged 31.8% in the first nine months of fiscal 1997, and 34.5% in the first nine months of fiscal 1996. These reflect the inclusion of the newly-acquired Ground Support operations, which generally carry lower profit margins than those of the Company's Flight Support operations, partially offset by improvement in gross margins in the Company's
Flight Support operations. The improvement in margins in the Flight Support operations reflects volume increases in sales of higher margin products and manufacturing cost efficiencies.

Selling, general and administrative (SG&A) expenses in the third quarter and the first nine months of fiscal 1997 increased $998,000 and $2,710,000, respectively, over amounts in the third quarter and the first nine months of fiscal 1996. The increase from fiscal 1996 is due principally to the SG&A expenses of Trilectron and increased selling expenses by the Flight Support operations. As a percentage of sales, however, SG&A expenses improved to 15.6% of consolidated net sales in the third quarter and 17.5% of consolidated net sales in the first nine months of fiscal 1997, down from 20.0% and 22.1% in the comparable three-month and nine-month periods of fiscal 1996, respectively.

Income from operations, which totaled $2,256,000 for the third quarter of fiscal
1997 and $6,369,000 for the first nine months of fiscal 1997, increased $974,000 and $3,501,000, respectively, over the same three-month and nine-month periods of last year. These increases reflect the increase in sales and gross margins of Flight Support operations and the addition of the Ground Support operations as discussed above.




Interest expense in the third quarter and the first nine months of fiscal 1997 increased $99,000 and $190,000 over the same periods in fiscal 1996. These increases are principally due to the interest incurred on the industrial development revenue bonds discussed below.

Interest and other income in the third quarter and the first nine months of fiscal 1997 increased $214,000 and $683,000, respectively, over the same periods in fiscal 1996. These increases are principally due to interest income on the convertible note received from the sale of MediTek in July 1996 and higher cash balances available for investment.

The Company's effective tax rate of 32.7% for the first nine months of fiscal
1997 was comparable with the 32.1% rate in the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1997, net cash used in operating activities was $285,000, reflecting net income of $4.9 million offset primarily by increases in inventories of $2.6 million required to meet increased sales and faster customer delivery requirements and scheduled payments of trade accounts payable, income taxes, and other current liabilities.

The Company's principal investing activities during the first nine months of fiscal 1997 were purchases of property, plant and equipment of $2,807,000 including $1,240,000 related to the Series 1996 industrial development revenue bond project.

The Company's principal financing activities during the first nine months of fiscal 1997 were $2,272,000 in proceeds of long-term debt including $1,347,000 in reimbursements for qualified expenditures from above referenced Series 1996 industrial development revenue bonds and $1,028,000 representing the receipt of funds from the exercise of stock options.

As discussed in Note 3 to the Consolidated Condensed Financial Statements contained herein, industrial development revenue bonds in the amount of $4,000,000 were issued by Manatee County, Florida, to be used to construct and equip a new Trilectron manufacturing facility in Palmetto, Florida. As of July
31, 1997, unexpended bond proceeds of $3,985,000 were available for qualified expenditures of the Trilectron facility and unexpended bond proceeds of $1,376,000 were available for qualified expenditures of the Series 1996 industrial development revenue bond project of HEICO Aerospace.

The revolving portion of the Company's $7,000,000 credit facility, which was to expire in April 1997, was renewed by mutual agreement until October 31, 1997. In addition, amounts available under the Company's equipment loan facility (See
Note 3 to the Consolidated Condensed Financial Statements) were increased to
$2,000,000 and extended to December 1997.

There have been no other material changes in the liquidity or the capital resources of the Company since the end of fiscal 1996.















                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         With respect to the litigation reported in Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended October 31,
         1996, a Motion for Summary Judgment filed by the Company on a portion of the lawsuit was granted by the United States District Court Judge in August 1997. The Summary Judgment dismisses the claims by United
         Technologies Corporation (United) alleging misappropriation of trade secrets and unfair competition, finding that Florida's statute of limitations bars such claims.

         The ruling leaves pending United's single claim alleging infringement of a patent that expired in 1992 and the Company's Counterclaims against United alleging, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations.

         Based on currently known facts, the Company's legal counsel has advised that it believes that the Company should be able to successfully defend the patent infringement claim alleged in United's complaint. Further, the Company intends to vigorously pursue its counterclaims against United. The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the accompanying consolidated financial statements.

         There have been no other material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 11 - Computation of earnings per share.

         (b) There were no reports on Form 8-K filed during the three months ended July 31, 1997.











                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HEICO CORPORATION
                                -----------------
                                  (Registrant)


   September 8, 1997                      BY /s/ THOMAS S. IRWIN
- -------------------------                 -------------------------------------
        Date                              Thomas S. Irwin, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)










                                 EXHIBIT INDEX




EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------

11                  Computation of earnings per share

27                  Financial Data Schedule
















