Form 10-K
period 1997-10-31
HEICO CORP
filed 1998-01-27
CIK 46619

As filed with the Securities and Exchange Commission on January 27, 1998
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

     X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----            THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                            FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997 OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----            THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                    For the transition period from ___________ to __________

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

                       Yes  [X]                  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of December 31, 1997 was $141,000,000 based on the closing price of $28.50 on December 31, 1997 as reported by the American Stock Exchange and after subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the Registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   COMMON STOCK, $.01 PAR VALUE                      8,289,659  SHARES
               (Class)                      (Outstanding at December 31, 1997)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III. See Item 14(a)(3) on page 43 for a listing of exhibits.

================================================================================

CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:
LOWER COMMERCIAL AIR TRAVEL, PRODUCT PRICING LEVELS, ECONOMIC CONDITIONS WITHIN THE AEROSPACE INDUSTRY, GENERAL ECONOMIC CONDITIONS AND COMPETITION ON MILITARY PROGRAMS.

PART I
--------------------------------------------------------------------------------
ITEM 1.  BUSINESS

GENERAL

HEICO Corporation (the Company) is principally engaged in the design, manufacture and sale of aerospace products and services through its subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace), which represents the Flight Support Group, and HEICO Aviation Products Corp. (HEICO Aviation), which represents the Ground Support Group. HEICO Aerospace became 20%-owned by Lufthansa Technik AG as of October 30, 1997 (see discussion below) and HEICO Aviation is wholly-owned. References in this Annual Report on Form 10-K to the "Company" include each of the Company's subsidiaries unless otherwise required by the context.

         The Company is one of the world's largest non-original equipment manufacturers (OEMs) of Federal Aviation Administration (FAA)-approved jet engine replacement parts and a market leader in the sale of certain Ground Support Equipment (GSE) to the airline and defense industries. The Company's Flight Support Group, which currently accounts for approximately 65% of the Company's revenues, operates in the jet engine service market through (i) the research and development, design, manufacture and sale of FAA-approved jet engine replacement parts, (ii) the repair, maintenance and overhaul of jet engine and airframe components, and (iii) the manufacture of specialty aviation and defense component parts as a subcontractor for OEMs and the U.S. government. The Company's Ground Support Group, which currently accounts for approximately 35% of the Company's revenues, manufactures various types of GSE, including ground power, air start and air conditioning units, as well as certain electronic equipment for commercial airlines and military agencies.

         On October 30, 1997, the Company entered into a strategic alliance with Lufthansa Technik AG (Lufthansa), the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa invested approximately $26 million in HEICO Aerospace, a newly-formed subsidiary of the Company, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million to be paid to HEICO Aerospace over three years pursuant to a research and development cooperation agreement. The research and development cooperation agreement will partially fund accelerated development of additional FAA-approved replacement parts for jet engines. The funds received pursuant to the research and development cooperation agreement will reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine parts on a worldwide basis. For further information regarding the strategic alliance with Lufthansa and sale of the 20% minority interest in HEICO Aerospace, see Note 2 to the Consolidated Financial Statements.

         In September 1997, the Company acquired, through HEICO Aerospace, Northwings Accessories Corporation (Northwings), a Florida-based, FAA-authorized repair and overhaul facility servicing aircraft engine components and airframe accessories, for approximately $7.0 million in cash and 232,000 shares of the Company's common stock. For further information regarding the acquisition of Northwings, see Note 2 to the Consolidated Financial Statements.

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

MARKETS - FLIGHT SUPPORT GROUP

The Flight Support Group's operating subsidiaries are HEICO Aerospace Corporation and its subsidiaries Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI) and Aircraft Technology, Inc. (Aircraft Technology), as well as Northwings.

JET AVION - Jet Avion's principal business is the research and development, design, manufacture and sale of FAA-approved jet engine replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies. Jet Avion's jet engine replacement parts include combustion chambers and various other jet engine replacement parts. A key element of the Company's growth strategy is the continued design and development of an increasing number of replacement parts in order to further penetrate its existing customer base and obtain new customers. The Company selects the jet engine replacement parts to design and manufacture through a selection process in which the Company analyzes industry information to determine which jet engine replacement parts are expected to generate the greatest profitability. As part of Lufthansa's investment in the Flight Support Group, Lufthansa will have the right to select 50% of the engine parts for which the Company will seek FAA authorization to manufacture (PMAs), provided that such parts are technologically and economically feasible and substantially comparable with the profitability of the Company's other PMAs.

         The following table sets forth (i) the lines of engines for which the Company provides jet engine replacement parts and (ii) the approximate number of such engines currently in service as estimated by the Company. Although the Company expects that its strategic alliance with Lufthansa will broaden the Company's product lines, virtually all of the Company's current PMA parts are for Pratt & Whitney engines, with a majority for the JT8D engine.

                                            NUMBER IN
     OEM                   LINE              SERVICE            PRINCIPAL ENGINE APPLICATION
     ---                   ----             ---------           ----------------------------
Pratt & Whitney            JT8D             10,300            Boeing 727 and 737
                                                              McDonnell Douglas DC-9 and MD-80
                           JT9D              2,100            Boeing 747 and 767
                                                              Airbus A300 and A310
                                                              McDonnell Douglas DC-10
                           PW2000              700            Boeing 757
                           PW4000            1,500            Boeing 747,767 and 777
                                                              Airbus A300, A310 and A330
CFM International          CFM56             6,500            McDonnell Douglas MD-11
                                                              Boeing 737, Airbus A320 and A340

         Non-OEMs of jet engine replacement parts must receive a PMA from the FAA. The PMA process includes the submission of sample parts, drawings and testing data to one of the FAA's Aircraft Certification Offices, where the submitted materials are analyzed.

         For information regarding pending litigation relating to certain of Jet Avion's sales, see Item 3 to Part I of this Form 10-K.

AIRCRAFT TECHNOLOGY AND NORTHWINGS - Aircraft Technology and Northwings provide jet engine replacement parts repair and overhaul services to domestic and foreign commercial air carriers and aircraft repair and overhaul companies for the Pratt & Whitney JT8D, JT3D, JT9D, PW2000 and PW4000 and the CFM International CFM56 engines. The repair and overhaul services offered by the Company include the repair, refurbishment and overhaul of numerous accessories and parts mounted on or within gas turbine engines, aircraft wings and frames or fuselages. Engine accessories include fuel pumps, generators and fuel controls. Parts include combustion chambers, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, electro-mechanical equipment and auxiliary power unit accessories.

         The Company continually evaluates new engine lines, models and derivatives to determine whether the potential demand for overhaul services justifies the expenditures required for inventory and modifications to tooling and equipment. The Company believes that its acquisition of Northwings will provide the Company with a well-established platform for additional growth in the repair and overhaul sector of the aviation industry.

LPI - LPI is engaged in the production of a variety of component parts for the aerospace industry and manufactures a substantial portion of Jet Avion's products. In addition, LPI manufactures and sells component parts to OEMs as a sub-contractor and to U.S. military agencies as a replacement parts supplier. Orders generally have contract terms from one to three years. Currently, orders extending beyond one year are not significant.

MARKETS - GROUND SUPPORT GROUP

The Ground Support Group, through Trilectron, currently serves the commercial and military GSE markets through its manufacture of ground power units, air start units and air conditioning units that are sold to both domestic and foreign commercial and military customers. Trilectron also manufactures specialty military electronics for use as shipboard power supplies and power converters and for use in connection with the ground operations of the International Space Station. Because military and commercial aircraft vary so widely by size and manufacturer, unique equipment is often required for different air frames. Military aircraft frequently require unique equipment arrangements that necessitate custom manufacturing. Examples of Trilectron's GSE products include a sophisticated cooling system for the Air Force's new F-22 fighter aircraft and a combination ground power and air conditioning unit for the F-16 aircraft.

         Customers of Trilectron are primarily domestic and foreign commercial air carriers (passenger and cargo), contracted ground support service providers, military and space agencies or subcontractors (United States and foreign). Orders generally have contract terms from one to three years. Currently, orders extending beyond one year are not significant.

SALES AND MARKETING

Each of the Company's operating divisions and subsidiaries independently conducts sales and marketing efforts directed at their respective customers and industries and, in some cases, collaborate with other operating divisions and subsidiaries for cross-marketing efforts. Sales and marketing efforts are conducted primarily by in-house sales personnel, and to a lesser extent by independent manufacturer's representatives. Generally, in-house sales personnel receive a base salary plus incentive compensation and manufacturer's representatives receive a commission on sales.

         The Company believes that direct relationships are crucial to establishing and maintaining a strong customer base and, accordingly, the Company's senior management team is actively involved in the Company's marketing activities, particularly with established customers. The Company is also a member of various trade and business organizations related to the commercial aviation industry. For example, the Company is one of the smallest independent companies in the Aerospace Industries Association (AIA), the leading trade association representing the nation's manufacturers of commercial, military and business aircraft, aircraft engines and related components and equipment. Due in large part to its established industry presence, the Company believes that it benefits from strong customer relations, name recognition and repeat business.

PRINCIPAL PRODUCTS AND CUSTOMERS

Sales of the Flight Support Group accounted for 65% of the Company's total consolidated sales in fiscal 1997, 93% of the Company's sales from continuing operations in fiscal 1996, and all of the Company's sales from continuing operations in fiscal 1995. On a proforma basis, assuming Northwings had been acquired as of the beginning of fiscal 1997, the Flight Support Group's sales would have accounted for 69% of consolidated fiscal 1997 sales from continuing operations.

         Sales of products and services related to JT8D engines accounted for approximately 51% of the Company's net sales in fiscal 1997.

         No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Aggregate United States and foreign military sales were 17% of the Company's consolidated sales in fiscal 1997.

COMPETITION

With respect to sales of jet engine replacement parts by the Flight Support Group, the Company competes mainly with Pratt & Whitney, a division of United Technologies Corporation. The competition is principally based on price and service inasmuch as the Company's parts are interchangeable with the parts produced by Pratt & Whitney. The Company believes that it supplies over 50% of the market for certain JT8D engine components for which it holds a PMA from the FAA, with Pratt & Whitney controlling the balance. With respect to other aerospace products and services sold by the Flight Support Group, the Company competes with a large number of machining, fabrication and repair companies, some of which have greater financial resources than the Company. Competition is based mainly on price, product performance, service and technical capability.

         The Company's Ground Support Group competes with several large and small domestic and foreign competitors, some of which have greater financial resources than the Company. The Company believes the market for its ground support equipment is highly fragmented, with competition based mainly on price, product performance and service.

BACKLOG

The Company's backlog of unshipped orders as of October 31, 1997 was $36 million as compared to $25 million as of October 31, 1996 and $23 million as of October 31, 1995. The backlog includes $17 million representing forecasted shipments over the next 12 months for certain contracts of the Flight Support Group pursuant to which customers provide estimated annual usage. Substantially all of the backlog of orders as of October 31, 1997 are expected to be delivered during fiscal 1998. For additional information regarding the Company's backlog, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Backlogs."

RESEARCH, DEVELOPMENT AND PRODUCT IMPROVEMENT ACTIVITIES

The Company's research and development department uses state-of-the-art equipment to design and engineer components, as well as to ensure accurate data transfer between the Company's new product development and manufacturing departments. The Company's engineers, recruited from OEMs and other aerospace industry participants, specialize in a variety of disciplines, including aerodynamics, heat transfer, manufacturing, electronics, software, materials and structures. As part of its growth strategy, the Company has continued to increase its research and development activities. In fiscal 1997, 1996 and 1995, the cost of such activities amounted to approximately $3,100,000, $2,400,000 and $1,800,000, respectively. The Company's new strategic alliance with Lufthansa discussed previously will provide the Flight Support Group with $16 million for research and development projects relating to jet engine replacement parts over the period ending July 31, 2000. In addition, the Company has and intends to continue to increase the development of new products within its Ground Support Group in order to expand the existing product line.

PATENTS, TRADEMARKS, ETC.

As discussed under "Markets - Flight Support Group" above, the Company's PMAs from the FAA are material to the Company's operations. The Company does not have any patents, trademarks or licenses the loss of which would materially adversely affect the Company.

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

EMPLOYEES

At the end of fiscal 1997, the Company and its subsidiaries employed approximately 480 full-time persons, of which approximately 330 were employed within the Flight Support Group and approximately 140 were employed within the Ground Support Group.

GOVERNMENT REGULATIONS

FAA - The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine parts and airframes. In addition, the FAA requires that various maintenance routines be performed on aircraft engines, certain engine parts and airframes at regular intervals based on cycles or flight time. Engine maintenance must also be performed upon the occurrence of certain events, such as foreign object damage in an aircraft engine or the replacement of life-limited engine parts. Such maintenance usually requires that an aircraft engine be taken out of service. The operations of the Company may in the future be subject to new and more stringent regulatory requirements. In that regard, the Company closely monitors the FAA and industry trade groups in an attempt to understand how possible future regulations might impact the Company.

         Because the Company's jet engine replacement parts largely consist of older model JT8D aircraft engines and engine parts, the FAA's noise regulations also have a substantial impact upon the Company. The ability of aircraft operators to utilize such JT8D aircraft engines in domestic flight operations is significantly influenced by regulations promulgated by the FAA governing, among other things, noise emission standards. Pursuant to the Aircraft Noise and Capacity Act, the FAA has required all aircraft operating in the United States with a maximum weight of more than 75,000 pounds to meet Stage 2 noise restriction levels. The FAA has mandated that all such Stage 2 aircraft (such as the non-hush-kitted Boeing 727- 200s, Boeing 737-200s and McDonnell Douglas DC-9-30/40/50s) must be phased out of operation in the contiguous United States by December 31, 1999 or fitted with hush kits. This ban on operation in the United States of non-hush-kitted Stage 2 aircraft applies to both domestic and foreign aircraft operators. The European Union has adopted similar restrictions for the operation of Stage 2 aircraft within member nations of the European Union subject to a variety of exemptions. Various communities surrounding the larger European cities also have adopted more stringent local regulations which restrict the operation of non-hush-kitted aircraft in such jurisdictions.

ENVIRONMENTAL - The Company's operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the EPA. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation, and disposal of hazardous materials, and require the Company to obtain and maintain licenses and permits in connection with its operations. The Company believes that it is in material compliance with all federal, state and local environmental laws and regulations governing its operations.

OTHER - The Company is also subject to a variety of other regulations, including worker-related and community safety laws. The Company believes that its operations are in material compliance with such requirements.

SEASONALITY

The Company believes that its business activities are not materially seasonal.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

The Company has no operations located outside of the United States. See Note 12 to the Consolidated Financial Statements for additional information regarding the Company's export sales.

--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES

The Company owns or leases the following facilities:

                                                                SQUARE           OWNED/LEASE
LOCATION                   DESCRIPTION                          FOOTAGE          EXPIRATION
--------                   -----------                          -------          ----------

Hollywood, Florida         Flight Support Group design          140,000          Owned
                           and manufacturing facility
                           and corporate headquarters

Palmetto, Florida          Ground Support Group design           35,000          July 1998(1)
                           manufacturing facility and
                           office

Miami, Florida             Overhaul and repair facility          18,000          Month-to-
                                                                                 month(2)

Miami, Florida             Executive offices                      2,300          December 1998

-------------------------

(1) The Company has acquired 18.5 acres of land in Palmetto, Florida on which it is building a new 75,000 square foot Ground Support Group manufacturing facility and office. The Company expects to complete the facility by the end of fiscal 1998.

(2) The Company is evaluating the lease or purchase agreement of a new overhaul and repair facility.

         Including the presently planned additional facilities described above, the Company believes that it has adequate capacity to handle its anticipated needs for the foreseeable future. The real property owned by the Company is subject to mortgages as set forth in Note 5 to the Consolidated Financial Statements. For additional information with respect to the Company's leases, see
Note 6 to the Consolidated Financial Statements.

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District court for the Southern District of Florida. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. UTC seeks approximately $8 million in damages for the patent infringement and sought approximately $30 million in damages for the misappropriation of trade secrets and unfair competition claims. The aggregate damages referred to in the preceding sentence did not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the patent infringement damages. UTC also seeks, among other things, pre-judgment interest and treble damages.

         In July and November 1995, the Company filed its answers to UTC's complaint denying the allegations. In addition, the Company filed counterclaims against UTC for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. UTC filed its answer denying certain counterclaims and moved to dismiss other counterclaims. A number of motions are pending and no trial date is currently set.

         In August 1997, a Motion for Summary Judgment filed by the Company on a portion of the lawsuit was granted by the United States District Court Judge. The Summary Judgment dismissed UTC's claims for misappropriation of trade secrets and unfair competition, finding that Florida's statute of limitations bars such claims. In September 1997, UTC served a Motion for Reconsideration of the Court's Motion for Summary Judgment. In October 1997, UTC's Motion for Reconsideration was denied. UTC may appeal these rulings.

         These rulings leave currently pending UTC's single claim alleging infringement of a patent that expired in 1992 and the Company's Counterclaims against UTC.

         Based on currently known facts, the Company's legal counsel has advised that it believes that the Company should be able to successfully defend the remaining patent infringement claim alleged in UTC's complaint. Further, the Company intends to vigorously pursue its counterclaims against UTC. The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the consolidated financial statements.

         The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcome of these other matters will not have a significant effect on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The names and ages of, and offices held by, the executive officers of the Company are as follows:

      NAME                     AGE                         OFFICE
      ----                     ---                         ------

Laurans A. Mendelson           59                Chairman of the Board, President
                                                 and Chief Executive Officer of
                                                 the Company

Thomas S. Irwin                51                Executive Vice President and
                                                 Chief Financial Officer of the
                                                 Company

Eric A. Mendelson              32                Vice President and Director of
                                                 the Company; President of the
                                                 Company's Flight Support Group

Victor H. Mendelson            30                Vice President, General Counsel
                                                 and Director of the Company;
                                                 President of the Company's Ground
                                                 Support Group

James L. Reum                  66                Chief Operating Officer of the
                                                 Company's Flight Support Group

Mr. Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990 and as Co-Chairman of the Board of the Company from January 1990 until December 1990. Mr. Mendelson has also served as Chief Executive Officer of the Company since February 1990, President of the Company since September 1991 and served as President of MediTek Health Corporation from May 1994 until its sale in July 1996. Mr. Mendelson served as Chairman of the Board of Directors of U.S. Diagnostic Inc. from February 1997 until he resigned in December 1997. Mr. Mendelson also served on the Board of Governors of the Aerospace Industries Association (AIA) in 1997. Mr. Mendelson has been Chairman of the Board of Ambassador Square, Inc. (a Miami, Florida real estate development and management company) since 1980 and President of that company since 1988. He has been Chairman of Columbia Ventures, Inc. (a private investment company) since 1985 and President of that company since 1988. Mr. Mendelson is a Certified Public Accountant. Mr. Mendelson is also a trustee of Columbia University, New York, New York, a trustee of Mount Sinai Medical Center, Miami Beach Florida and Chairman of the Hollywood Economic Growth Corporation, Hollywood, Florida, a non-profit corporation engaged in community development activities. Mr. Mendelson holds an AB degree from Columbia College of Columbia University and an MBA degree from the Columbia University Graduate School of Business.

Mr. Thomas S. Irwin has served as Executive Vice President and Chief Financial Officer of the Company since September 1991 and served as Senior Vice President of the Company from 1986 to 1991 and Vice President and Treasurer from 1982 to 1986. Mr Irwin is a Certified Public Accountant. Mr. Irwin holds a BBA degree from Wake Forest University.

Mr. Eric A. Mendelson has served as a Vice President of the Company since March 1992 and President of the Flight Support Group since April 1993. Mr. Mendelson served as Director of Planning and Operations of the Company and Executive Vice President of the Flight Support Group from 1990 to March 1992. Mr. Mendelson holds an AB degree from Columbia College of Columbia University and an MBA degree from the Columbia University Graduate School of Business. Mr. Mendelson served on the Product Certification and Parts Manufacturing Working Groups of the Aviation Rulemaking Advisory Committee of the FAA and the Civil Aviation Council of the AIA. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Mr. Victor H. Mendelson has served as a Vice President of the Company since 1996, President of the Ground Support Group since September 1996 and General Counsel of the Company since 1993. Mr. Mendelson served as Executive Vice President of MediTek Health Corporation beginning in 1994 and its Chief Operating Officer from January 1995 until its sale in July 1996. Mr. Mendelson served as the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he served on a consulting basis with the Company developing and analyzing various strategic opportunities. Mr. Mendelson is a member of the American Bar Association and The Florida Bar. Mr. Mendelson is a trustee of St. Thomas University, Miami, FL. Mr. Mendelson holds an AB degree from Columbia College of Columbia University and a JD from the University of Miami School of Law. Mr. Mendelson is a member of the Legal and Legislative Committee of the AIA. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

Mr. James L. Reum, Chief Operating Officer of the Company's Flight Support Group since May 1995, has held various executive positions in the Company since January 1990. From 1986 to 1989, Mr. Reum was self-employed as a management and engineering consultant to companies primarily within the aerospace industry. From 1957 to 1986, he was employed in various management positions with Chromalloy Gas Turbine Corp., Cooper Airmotive (later named Aviall, Inc.), United Airlines, Inc. and General Electric Company. Mr. Reum is a member of the Product Certification and Parts Manufacturing Working Groups of the Aviation Rulemaking Advisory Committee of the FAA and the Civil Aviation Counsel of the AIA.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors, Executive Officers and 10% shareholders to file initial reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission and the American Stock Exchange. Directors, Executive Officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the review of such reports furnished to the Company, the Company believes that during 1997, the Company's Directors, Executive Officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

--------------------------------------------------------------------------------
PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange under the Symbol "HEI". The following table sets forth the quarterly high and low sales prices for the common stock on the American Stock Exchange and the amounts of cash dividends paid per share during the last two fiscal years. In July 1995, February 1996, July 1996 and January 1997 the Company paid 10% stock dividends in addition to its semi-annual cash dividends. The Company also distributed a three-for-two stock split in April 1996. In November 1997, the Company declared a three-for-two stock split payable December 16, 1997 to shareholders of record December 3, 1997. The quarterly sales prices and cash dividend amounts set forth below have been retroactively adjusted for the stock splits and stock dividends, including the stock split paid in December 1997.

                              1997                         1996
                   ------------------------      ------------------------

                                    CASH                          CASH
         FISCAL                   DIVIDENDS                     DIVIDENDS
         QUARTER   HIGH    LOW    PER SHARE      HIGH     LOW   PER SHARE
         ----------------------------------------------------------------
         First    18.00   10.08     $.0335      6.35    6.01   $.027
         Second   19.00   14.75      --         8.86    5.83    --
         Third    16.83   13.83     $.0335     16.05    7.99   $.030
         Fourth   27.33   15.67      --        11.82    9.39    --

The Company had approximately 1,300 shareholders of record as of December 31, 1997.


-----------------------------------------------------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA
                                                                      YEAR ENDED OCTOBER 31,
                                            ---------------------------------------------------------------------------------
                                               1997              1996              1995             1994              1993
                                            ----------        ----------        ----------       ----------        ----------
                                                           (in thousands of dollars, except per share data)
OPERATING DATA
Net sales                                   $   63,674        $   34,565        $   25,613       $   19,212        $   19,856
                                            ==========        ==========        ==========       ==========        ==========
Gross profit                                $   20,629        $   12,169        $    8,116       $    5,835        $    5,119
                                            ==========        ==========        ==========       ==========        ==========
Selling, general and
  administrative expenses                   $   11,515        $    7,657        $    6,405       $    5,495        $    4,850
                                            ==========        ==========        ==========       ==========        ==========

Interest expense                            $      477        $      185        $      169       $       59        $      205
                                            ==========        ==========        ==========       ==========        ==========
Net income:
From  continuing operations
  before cumulative effect
  of change in accounting
  principle                                 $    7,019        $     3,665       $    1,437       $      640        $      728
From discontinued operations(1)                 ---                   963            1,258              830               256(2)
From gain on sale of dis-
  continued operations                          ---                 5,264           ---              ---               ---
From cumulative effect on prior years
  of change in accounting principle             ---               ---               ---                 381            ---
                                            ----------        -----------       ----------       ----------        ----------
Net income                                  $    7,019        $     9,892       $    2,695       $    1,851        $      984
                                            ==========        ===========       ==========       ==========        ==========
Weighted average number of common
  and common equivalent shares (3)           9,612,205          8,854,726        7,953,555        7,567,444         7,785,294
                                            ==========        ===========       ==========       ==========        ==========
Net income per share:(3)
From continuing operations before
  cumulative effect of change
  in accounting principle                   $      .73        $      .41        $      .18       $      .08            $  .09
From discontinued operations                    ---                  .11               .16              .11               .03
From gain on sale of
  discontinued operations                       ---                  .59              ---              ---               ---
From cumulative effect of change
  in accounting principle                       ---                 ---               ---               .05              ---
                                            ----------        -----------       ----------       ----------        ----------
Net income per share                        $      .73        $      1.11       $      .34       $      .24        $      .12
                                            ==========        ===========       ==========       ==========        ==========
Cash dividends per share(3)                 $     .067        $      .057       $     .048       $     .045        $     .045
                                            ==========        ===========       ==========       ==========        ==========
BALANCE SHEET DATA
Working capital                             $   45,131        $    25,248       $   14,755       $   12,691        $   12,517
                                            ==========        ===========       ==========       ==========        ==========
Net property, plant and equipment           $    8,543        $     5,845       $    9,296       $    8,608        $    7,734
                                            ==========        ===========       ==========       ==========        ==========
Total assets                                $   88,639        $    61,836       $   47,401       $   39,020        $   33,738
                                            ==========        ===========       ==========       ==========        ==========
Long-term debt                              $   10,458        $     6,022       $    7,076       $    4,402        $    2,864
                                            ==========        ===========       ==========       ==========        ==========
Minority interest in consolidated
  subsidiary                                $    3,273        $     --          $    --          $    --           $    --
                                            ==========        ===========       ==========       ==========        ==========
Shareholders' equity                        $   59,446        $    41,488       $   30,146       $   27,061        $   25,513
                                            ==========        ===========       ==========       ==========        ==========

(1) Represents income from the discontinued health care operations that were sold in fiscal 1996.
(2) Includes a $194,000 loss from the discontinued health care operations and a $450,000 reversal of a portion of reserves for costs related to the laboratory products segment disposed of in 1990, which were determined not to be required.
(3) Information has been adjusted to reflect three-for-two stock splits distributed in April 1996 and December 1997 and 10% stock dividends paid in July 1995, February 1996, July 1996 and January 1997.

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net sales in fiscal 1997 totaled $63,674,000, up 84% when compared to fiscal 1996 net sales of $34,565,000 and up 148% when compared to fiscal 1995 net sales of $25,613,000.

         The Company's net income from continuing operations totaled $7,019,000, or $.73 per share, in fiscal 1997, improving 92% from net income from continuing operations of $3,665,000, or $.41 per share, in fiscal 1996 and improving 388% from net income from continuing operations of $1,437,000, or $.18 per share, in fiscal 1995.

         The Company paid 10% stock dividends in July 1995, February 1996, July 1996, and January 1997. In addition, the Company distributed 3-for-2 stock splits in April 1996 and December 1997. All net income per share, dividends per share and common stock outstanding information has been adjusted for all years presented to give effect to the stock dividends and stock splits, including the stock dividend paid in December 1997.

         On October 30, 1997, the Company entered into a strategic alliance with Lufthansa Technik AG (Lufthansa), the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa invested approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million to be paid to HEICO Aerospace over three years pursuant to a research and development cooperation agreement, which will partially fund accelerated development of additional Federal Aviation Administration (FAA)-approved replacement parts for jet engines. The funds received pursuant to the research and development cooperation agreement will reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine parts on a worldwide basis.

         As part of the strategic alliance, the Company sold 20% of HEICO Aerospace (200 shares) with an approximate book value of $3,273,000 to Lufthansa for $10 million. The Company's accounting policy is to treat the sale of a subsidiary's stock as an equity transaction, recording the difference between the purchase price, net of transaction costs incurred, and book value of the subsidiary, to the subsidiary's retained earnings. As a result of this sale, $6,427,000 was recorded as an increase to the retained earnings of the Company in the consolidated financial statements. For further information regarding the strategic alliance and sale of the 20% minority interest, see Note 2 to the Consolidated Financial Statements.

         In September 1997, the Company acquired all of the outstanding stock of Northwings, an FAA-authorized overhaul and repair facility servicing aircraft engine components and airframe accessories. In consideration of this acquisition, the Company paid approximately $7.0 million in cash and 232,360 shares of the Company's common stock, having an aggregate fair value of approximately $3.5 million. The acquisition of Northwings has been accounted for using the purchase method of accounting and the results of operations of Northwings are included in the Consolidated Statements of Operations from September 1, 1997. For further information regarding the acquisition of Northwings, see Note 2 to the Consolidated Financial Statements.

         In September 1996, the Company acquired all of the outstanding stock of Trilectron for $7.0 million in cash and the assumption of debt aggregating $2.3 million. Trilectron is a leading manufacturer of ground support equipment for civil and military aircraft and a designer and manufacturer of certain military and space electronics. The acquisition of Trilectron has been accounted for using the purchase method of accounting and the results of operations of Trilectron are included in the Consolidated Statements of Operations from September 1, 1996. For further information regarding the acquisition of Trilectron, see Note 2 to the Consolidated Financial Statements.

         In July 1996, the Company sold its wholly-owned healthcare subsidiary, MediTek Health Corporation (MediTek) to U.S. Diagnostic Inc. The Company received $13.8 million in cash and a $10.0 million, 6-1/2% convertible promissory note. The sale of MediTek resulted in a fiscal 1996 gain of $5.3 million. In September 1997, the Company sold the convertible note to an unrelated party for the stated par value of $10 million plus accrued interest. For further information regarding the sale of MediTek, see Note 3 to the Consolidated Financial Statements.

         The increase in fiscal 1997 sales over fiscal 1996 sales reflects an increase in revenues from the Company's Flight Support products, including $2,223,000 in revenues representing Northwing's sales for the two months since its acquisition; and an increase of $19,827,000 in revenues from the Company's Ground Support products (twelve months of Trilectron's sales for fiscal 1997 compared to two months in fiscal 1996). The $6,401,000 increase in fiscal 1996 sales over fiscal 1995 sales is attributable to higher sales of Flight Support products and two months of sales of Trilectron from its September 1996 acquisition.

         The increases in sales of Flight Support products in fiscal 1997 and fiscal 1996, exclusive of sales of newly-acquired Northwings, are principally due to increased sales volumes of jet engine replacement parts to the Company's commercial airline industry customers.

         The improvement in net income from continuing operations in fiscal 1997 and fiscal 1996 is primarily attributable to the increased sales volumes and improved profit margins as further discussed below.

RESULTS OF OPERATIONS

BACKLOGS

The Company's Flight Support operations had a backlog of unshipped orders as of October 31, 1997 of $24 million as compared to $14 million as of October 31, 1996 and $23 million as of October 31, 1995. This backlog includes $17 million representing forecasted shipments over the next 12 months for certain contracts of the Flight Support operations pursuant to which customers provide estimated annual usage. The increase in the current backlog from that of October 31, 1996 is principally due to certain customers entering into longer term contracts, which replaced shorter term purchase orders.

         The Company's Ground Support operations had a backlog of $12 million as of October 31, 1997 and $11 million as of October 31, 1996.

         Substantially all of the backlog of orders as of October 31, 1997 are expected to be delivered during fiscal 1998.

GROSS MARGINS AND OPERATING EXPENSES

The Company's gross profit margins averaged 32.4% in fiscal 1997 as compared to 35.2% in fiscal 1996 and 31.7% in fiscal 1995. These margins reflect the inclusion of Ground Support operations beginning in the fourth quarter of fiscal 1996, which generally carry lower profit margins than those of the Company's Flight Support operations, partially offset by improvement in gross margins in the Company's Flight Support operations. The improvement in gross profit margins in the Flight Support Group reflects volume increases in sales of higher gross profit margin products and manufacturing cost efficiencies.

         Selling, general and administrative (SG&A) expenses were $11,515,000 in fiscal 1997, $7,657,000 in fiscal 1996 and $6,405,000 in fiscal 1995. As a percentage of net sales, SG&A expenses declined from 25.0% in fiscal 1995 to 22.2% in fiscal 1996 and further declined to 18% in fiscal 1997, reflecting continuing efforts to control costs while increasing revenues. The $3,858,000 increase from fiscal 1996 to fiscal 1997 is due principally to increased selling expenses of the Flight Support Group and SG&A expenses of Trilectron since acquisition. The $1,252,000 increase in SG&A expenses from fiscal 1995 to fiscal 1996 is due principally to an increase in sales efforts.

INCOME FROM OPERATIONS

Income from operations increased $4,602,000 to $9,114,000 in fiscal 1997 and increased $2,801,000 to $4,512,000 in fiscal 1996. These improvements in operating income are due primarily to the increases in sales and gross margins of the Flight Support Group and Trilectron discussed above.

INTEREST EXPENSE

Interest expense increased $292,000 from fiscal 1996 to fiscal 1997, after remaining approximately level from fiscal 1995 to fiscal 1996. The increase was principally due to increases in long-term debt related to equipment financing and industrial development revenue bonds.

INTEREST AND OTHER INCOME

Interest and other income in fiscal 1997 increased $664,000 over fiscal 1996 due principally to interest income on the convertible note received from the sale of MediTek, as well as the interest income received on the unexpended proceeds of industrial development revenue bonds.

         Fiscal 1996 interest and other income increased by $392,000 over fiscal 1995 due primarily to interest income on the convertible note and the investment of cash received from the sale of MediTek.

INCOME TAX EXPENSE

The Company's effective tax rate of 32.2% in fiscal 1997 was comparable with the 31.9% rate in fiscal 1996.

         The Company's effective tax rate in fiscal 1996 declined from the 34.9% rate in fiscal 1995 due principally to the tax benefits from tax-free investment income and lower state taxes.

         For a detailed analysis of the provisions for income taxes, see Note 7 to the Consolidated Financial Statements.

INFLATION

The Company has generally experienced increases in its costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on the Company's net income from continuing operations has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operations aggregated $10.5 million over the last three years, including $7.1 million in fiscal 1995. Net cash provided by operations of $1.7 million in fiscal 1997 was comparable to net cash provided by operations in fiscal 1996.

         The Company's current ratio remained strong at 4.5 to 1 as of October 31, 1997 and working capital increased by approximately $20 million in fiscal 1997, including a $13 million increase in cash and cash equivalents.

         During the past three years, the Company's principal cash proceeds from investing activities were the $14 million in fiscal 1996 and $10 million in fiscal 1997 from the sale of the health care operations. The principal cash used in investing activities the past three years were the cash used in the acquisition of Northwings of $7 million, the acquisition of Trilectron for $7 million, acquisitions by MediTek prior to its sale aggregating $6 million and purchases of property, plant and equipment aggregating $8 million, including approximately $7 million purchased by the Flight Support Group primarily to expand and improve its product development, manufacturing capabilities and facilities.

         The Company's principal financing activities during the same three-year period included the use of an aggregate of $6 million for scheduled payments on short-term debt, long-term debt and capital leases. In addition, the Company received $9.7 million in fiscal 1997 from the sale of a 20% minority interest in HEICO Aerospace to Lufthansa. The Company also received $4 million from the issuance of long-term debt and $3 million from the exercise of stock options during the three-year period.

         The Company has available revolving credit facilities aggregating $7 million, unexpended industrial development revenue bond proceeds of $5.4 million available for future qualified expenditures and a $2 million equipment facility. See Note 5 to the Consolidated Financial Statements for further information regarding credit facilities.

         The Company believes that operating cash flow and available borrowings under the Company's revolving credit facility, industrial revenue bond financings and equipment loan facility will be sufficient to fund the Company's operations for the foreseeable future.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1997 and 1996

                                     ASSETS

                                                     1997                 1996
                                                  -----------         -----------
Current assets:
  Cash and cash equivalents....................   $24,199,000         $11,025,000

  Accounts receivable, net.....................    12,560,000           7,879,000

  Inventories..................................    18,359,000          15,277,000

  Prepaid expenses and other current assets....     1,500,000             874,000

  Deferred income taxes........................     1,098,000           2,058,000
                                                  -----------         -----------

        Total current assets...................    57,716,000          37,113,000

Note receivable................................         --             10,000,000

Property, plant and equipment, net.............     8,543,000           5,845,000

Intangible assets, net.........................    13,258,000           4,756,000

Unexpended bond proceeds.......................     5,437,000           2,649,000

Deferred income taxes..........................       857,000               --

Other assets...................................     2,828,000           1,473,000
                                                  -----------         -----------

        Total assets...........................   $88,639,000         $61,836,000
                                                  ===========         ===========


See notes to consolidated financial statements.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1997 and 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      1997                1996
                                                                  -----------         -----------
Current liabilities:
  Current maturities of long-term debt.............               $   342,000         $   494,000

  Trade accounts payable...........................                 4,180,000           4,803,000

  Accrued expenses and other current liabilities...                 6,680,000           5,903,000

  Income taxes payable.............................                 1,383,000             665,000
                                                                  -----------         -----------

        Total current liabilities..................                12,585,000          11,865,000

Long-term debt, net of current maturities..........                10,458,000           6,022,000

Deferred income taxes..............................                   463,000           1,137,000

Other non-current liabilities......................                 2,414,000           1,324,000
                                                                  -----------         -----------

        Total liabilities..........................                25,920,000          20,348,000
                                                                  -----------         -----------

Minority interest in consolidated subsidiary.......                 3,273,000               --
                                                                  -----------         -----------
Commitments and contingencies (Notes 2, 6 and 13)

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    Authorized - 10,000,000 shares issuable
    in series, 200,000 designated as Series A
    Junior Participating Preferred Stock,
    none issued....................................                     --                  --
  Common stock, $.01 par value; Authorized -
    20,000,000 shares; Issued - 8,283,493 shares
    in 1997 and 7,913,326 in 1996 (as restated -
    Note 4)........................................                    83,000              53,000

  Capital in excess of par value...................                35,533,000          30,881,000

  Retained earnings................................                26,772,000          13,893,000
                                                                  -----------         -----------

                                                                   62,388,000          44,827,000

  Less: Note receivable from employee savings and
          investment plan .........................                (2,942,000)         (3,339,000)
                                                                  -----------         -----------

        Total shareholders' equity.................                59,446,000          41,488,000
                                                                  -----------         -----------

        Total liabilities and shareholders' equity.               $88,639,000         $61,836,000
                                                                  -----------         -----------


See notes to consolidated financial statements.



               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended October 31, 1997, 1996 and 1995

                                                   1997                 1996                1995
                                               ------------         ------------        ------------

Net sales..........................            $ 63,674,000         $ 34,565,000        $ 25,613,000
                                               ------------         ------------        ------------

Operating costs and expenses:
Cost of sales......................              43,045,000           22,396,000          17,497,000
Selling, general and
  administrative expenses..........              11,515,000            7,657,000           6,405,000
                                               ------------         ------------        ------------

Total operating costs and
  expenses.........................              54,560,000           30,053,000          23,902,000
                                               ------------         ------------        ------------

Income from operations.............               9,114,000            4,512,000           1,711,000

Interest expense...................                (477,000)            (185,000)           (169,000)
Interest and other income..........               1,722,000            1,058,000             666,000
                                               ------------         ------------        ------------

Income from continuing
  operations before income taxes...              10,359,000            5,385,000           2,208,000

Income tax expense.................               3,340,000            1,720,000             771,000
                                               ------------         ------------        ------------

Net income from continuing
  operations.......................               7,019,000            3,665,000           1,437,000

Discontinued operations (Note 3):
Net income from discontinued health
  care operations, net of applicable
  income taxes of $717,000 and
  $894,000 in fiscal 1996 and 1995
  respectively.....................                   --                 963,000           1,258,000
Gain on sale of health care
  operations, net of applicable
  income taxes of $1,719,000.......                   --               5,264,000               --
                                               ------------         ------------        ------------

Net income.........................            $  7,019,000         $  9,892,000        $  2,695,000
                                               ============         ============        ============

Net income per share:
From continuing operations.........            $       0.73         $       0.41        $       0.18

From discontinued health care
  operations.......................                    --                   0.11                0.16

From gain on sale of health
  care operations..................                    --                   0.59               --
                                               ------------         ------------        ------------

Net income per share...............            $       0.73         $       1.11        $       0.34
                                               ============         ============        ============

Weighted average number of common
  and common equivalent shares
  outstanding......................               9,612,205            8,854,726           7,953,555
                                               ============         ============        ============


See notes to consolidated financial statements.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY
              For the years ended October 31, 1997, 1996 and 1995

                                                              CAPITAL IN
                                              COMMON          EXCESS OF          RETAINED           NOTE
                                               STOCK          PAR VALUE          EARNINGS        RECEIVABLE          TOTAL
                                            -----------       -----------       -----------      ------------      -----------
Balances, October 31, 1994................  $    23,000       $    22,000       $30,994,000      $ (3,978,000)     $27,061,000

Exercise of stock options.................        1,000           589,000             --                --             590,000

Payment on note receivable from employee
  savings and investment plan.............        --                --                --              286,000          286,000

Repurchases and retirements of 16,300
  shares of common stock..................        --             (117,000)            --                --            (117,000)

Cash dividends ($.048 per share)..........        --                --             (369,000)            --            (369,000)

10% common stock dividend paid July 28,
  1995....................................        2,000         3,240,000        (3,242,000)            --               --

10% common stock dividend paid
  February 8, 1996........................        2,000         4,637,000        (4,639,000)            --               --

Net income for the year...................        --                --            2,695,000             --           2,695,000
                                            -----------       -----------       -----------      ------------      -----------

Balances, October 31, 1995................       28,000         8,371,000        25,439,000        (3,692,000)      30,146,000

Exercise of stock options.................        2,000         1,562,000             --                --           1,564,000

Payment on note receivable from employee
  savings and investment plan.............        --                --                --              353,000          353,000

Cash dividends ($.057 per share)..........        --                --             (475,000)            --            (475,000)

Three-for-two common stock split distri-
  buted April 24, 1996....................       14,000           (14,000)            --                --               --

10% common stock dividend paid July 26,
  1996....................................        4,000        10,827,000       (10,831,000)            --               --

10% common stock dividend paid
  January 17, 1997........................        5,000        10,127,000       (10,132,000)            --               --

Other.....................................        --                8,000             --                --               8,000

Net income for the year...................        --                --            9,892,000             --           9,892,000
                                            -----------       -----------       -----------      ------------      -----------

Balances, October 31, 1996................       53,000        30,881,000        13,893,000        (3,339,000)      41,488,000

Exercise of stock options.................        1,000         1,117,000             --                --           1,118,000

Payment on note receivable from employee
  savings and investment plan.............        --                --                --              397,000          397,000

Cash dividends ($.067 per share)..........        --                --             (548,000)            --            (548,000)

Stock issued in acquisition...............        2,000         3,542,000             --                --           3,544,000

Excess of purchase price over book
  value on sale of minority interest......        --                --            6,427,000             --           6,427,000

Three-for-two common stock split distri-
  buted December 16, 1997.................       27,000           (27,000)             --               --               --

Other.....................................        --               20,000           (19,000)            --               1,000

Net income for the year...................        --                --            7,019,000             --           7,019,000
                                            -----------       -----------       -----------      ------------      -----------

Balances, October 31, 1997................  $    83,000       $35,533,000       $26,772,000      $ (2,942,000)     $59,446,000
                                            ===========       ===========       ===========      ============      ===========

See notes to consolidated financial statements.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended October 31, 1997, 1996 and 1995
                                                                  1997                     1996                        1995
                                                              -----------               -----------                --------
Cash flows from operating activities:
Net income.........................................           $ 7,019,000               $ 9,892,000                 $2,695,000
Adjustments to reconcile net income to
    cash provided by operating activities:
  Gain from sale of health care operations.........                 --                   (5,264,000)                     --
  Depreciation and amortization....................             1,624,000                 2,107,000                  2,638,000
  Deferred income taxes............................              (486,000)               (1,048,000)                  (245,000)
  Deferred financing costs.........................              (144,000)                 (159,000)                   (56,000)
  (Income) loss from unconsolidated partnerships
    of health care operations......................                 --                     (393,000)                   590,000
  Minority interest in consolidated partnerships
    of health care operations......................                 --                      313,000                    144,000
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable.....            (2,713,000)                  166,000                   (967,000)
    (Increase) in inventories......................            (2,912,000)               (3,283,000)                   (98,000)
    (Increase) decrease in prepaid expenses and
      other current assets.........................              (605,000)                  111,000                   (147,000)
    (Increase) in unexpended bond proceeds.........              (222,000)                    --                         --
    (Decrease) increase in trade payables, accrued
      expenses and other current liabilities.......              (215,000)                  (14,000)                 2,111,000
    Increase (decrease) in income taxes payable
      and deferred income taxes....................               118,000                  (983,000)                   488,000
    Increase in other non-current liabilities......               266,000                   251,000                     67,000
    Other..........................................               (14,000)                   (4,000)                   (97,000)
                                                              -----------               -----------                -----------
Net cash provided by operating activities..........             1,716,000                 1,692,000                  7,123,000
                                                              -----------               -----------                -----------
Cash flows from investing activities:
Proceeds from sale of health care operations,
  net of cash sold of $304,000.....................                 --                   13,524,000                      --
Sale (purchase) of short-term investments..........                 --                    2,939,000                 (2,939,000)
Acquisitions:
  Purchases of businesses, net of cash acquired....            (6,737,000)               (6,555,000)                  (154,000)
  Contingent note payments of health care
    operations.....................................                 --                   (1,106,000)                (1,945,000)
Purchases of property, plant and equipment.........            (3,551,000)               (3,227,000)                  (800,000)
Payments for deferred organization costs...........                 --                     (387,000)                  (358,000)
Payment received from employee savings and
  investment plan note receivable..................               397,000                   353,000                    286,000
Proceeds from the sale of property, plant
  and equipment....................................                 --                       17,000                    324,000
Distributions from (advances to) unconsolidated
  partnerships of health care operations...........                 --                       60,000                   (480,000)
Distributions to minority interests of health
  care operations..................................                 --                     (216,000)                   (71,000)
Sale of note receivable............................            10,000,000                     --                         --
Other..............................................              (268,000)                  155,000                     87,000
                                                              -----------               -----------                -----------
Net cash (used in) provided by investing
  activities.......................................              (159,000)                5,557,000                 (6,050,000)
                                                              -----------               -----------                -----------
Cash flows from financing activities:
Proceeds from the issuance of long-term debt.......             2,272,000                 1,343,000                    201,000
Proceeds from the exercise of stock options........             1,118,000                 1,525,000                    570,000
Repurchases of common stock .......................                 --                        --                      (117,000)
Principal payments on short-term debt, long-term
  debt and capital leases..........................              (926,000)               (3,289,000)                (1,715,000)
Cash dividends paid................................              (548,000)                 (475,000)                  (369,000)
Proceeds from sale of minority interest,
  net of expenses..................................             9,700,000                     --                         --
Other..............................................                 1,000                     8,000                     (9,000)
                                                              -----------               -----------                -----------
Net cash provided by (used in) financing
  activities.......................................            11,617,000                  (888,000)                (1,439,000)
                                                              -----------               -----------                -----------
Net increase (decrease) in cash and cash
  equivalents......................................            13,174,000                 6,361,000                   (366,000)
Cash and cash equivalents at beginning of year.....            11,025,000                 4,664,000                  5,030,000
                                                              -----------               -----------                -----------
Cash and cash equivalents at end of year...........           $24,199,000               $11,025,000                $ 4,664,000
                                                              ===========               ===========                ===========

See notes to consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended October 31, 1997, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
HEICO Corporation (the Company), through its principal subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace) and HEICO Aviation Products Corp. (HEICO Aviation) and their subsidiaries, is engaged in the design, manufacture and sale of aerospace products and services throughout the United States and abroad. HEICO Aerospace's subsidiaries include HEICO Aerospace Corporation, Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), Aircraft Technology, Inc. (Aircraft Technology) and Northwings Accessories Corporation (Northwings). HEICO Aviation's subsidiaries include Trilectron Industries, Inc. (Trilectron). The Company's customer base is primarily the commercial airline industry. As of October 31, 1997, the Company's principal operations are located in Hollywood, Miami and Palmetto, Florida.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, of which a 20% interest was sold to Lufthansa Technik AG on October 30, 1997 (see
Note 2). All significant intercompany balances and transactions are eliminated.

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

INVENTORIES
Portions of the inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out basis. The remaining portions of the inventories are stated at the lower of cost or market, on a per contract basis, with estimated total contract costs being allocated ratably to all units. The effects of changes in estimated total contract costs are recognized in the period determined. Losses, if any, are recognized fully when identified.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated at cost. Depreciation and amortization is provided mainly on the straight-line method over the estimated useful lives of the various assets. Property, plant and equipment useful lives are as follows:

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

         Excess of cost over the
           fair market value
           of net assets acquired............. 20 to 40 years
         Deferred charges.....................  3 to 20 years

         The Company continually evaluates the periods of intangible asset amortization to determine whether events and circumstances subsequent to the origination dates of such assets warrant revised estimates of useful lives. In addition, the Company periodically reviews the excess of cost over the fair value of net assets acquired (goodwill) to assess recoverability based upon expectations of undiscounted cash flows and operating income of each consolidated entity having a material goodwill balance. An impairment would be recognized in operating results, based upon the difference between each consolidated entities' respective present value of future cash flows and the carrying value of the goodwill, if a permanent diminution in value were to occur. There have not been any significant revised estimates nor recognition of goodwill impairment during the three years ended October 31, 1997.

FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the relatively short maturity of the respective instruments. The Company's financial instruments also include long-term debt (see Note 5).

         Long-term debt at October 31, 1997 includes industrial development revenue bonds with a carrying value of $9,480,000 and other long-term debt with a carrying value of $1,320,000. The carrying value of long-term debt approximates fair market value due to its floating interest rates.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. At October 31, 1997, the Company had no significant concentrations of credit risk.

REVENUE RECOGNITION
Revenues are recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Certain contracts of Trilectron are long-term contracts and the related net costs and estimated earnings in excess of billings, if any, are included in accounts receivable on a percentage of completion basis.

INCOME TAXES
Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from such items recognized for income tax purposes in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No.
109, "Accounting for Income Taxes."

NET INCOME PER SHARE
Net income per share is calculated on the basis of the weighted average number of shares outstanding plus common share equivalents arising from the assumed exercise of stock options, if dilutive, and has been adjusted for the effect of any stock dividends and splits (see Note 4).

STOCK BASED COMPENSATION
Effective November 1, 1996, the Company adopted SFAS No. 123, "Stock Based Compensation." This statement requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue using the accounting methods prescribed by APB No. 25 and to provide in Note 9 the pro forma disclosures required by SFAS No.
123.

NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128, which supersedes APB Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to primary earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had SFAS No. 128 been adopted for the years ended October 31, 1997 and 1996, basic and diluted earnings per share would have been:

                                                             1997        1996
                                                            ------      -----
    Basic earnings per share:
    From continuing operations..........................    $ .87       $ .47
    From discontinued health care operations............     --           .12
    From gain on sale of health care operations.........     --           .68
                                                            -----       -----
    Net income per share................................    $ .87       $1.27
                                                            =====       =====

    Diluted earnings per share:
    From continuing operations..........................    $ .73       $ .41
    From discontinued health care operations............     --           .11
    From gain on sale of health care operations.........     --           .59
                                                            -----       -----
    Net income per share................................    $ .73       $1.11
                                                            =====       =====

         In March 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS No. 129). SFAS No. 129 is effective for interim and annual periods ending after December 15, 1997. The Company believes SFAS No. 129 will have little, if any, effect on the information already disclosed in the Company's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

NOTE 2 - STRATEGIC ALLIANCE AND ACQUISITIONS

STRATEGIC ALLIANCE AND SALE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

On October 30, 1997, the Company entered into a strategic alliance with Lufthansa Technik AG (Lufthansa), the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa invested approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million to be paid to HEICO Aerospace over three years pursuant to a research and development cooperation agreement, which will partially fund accelerated development of additional Federal Aviation Administration (FAA)-approved replacement parts for jet engines. The funds received as a result of the research and development cooperation agreement will reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine parts on a worldwide basis.

         As part of the strategic alliance, the Company sold 20% of HEICO Aerospace (200 shares) with an approximate book value of $3,273,000 to Lufthansa for $10 million. The Company's accounting policy is to treat the sale of a subsidiary's stock as an equity transaction, recording the difference between the purchase price, net of transaction costs incurred, and book value of the subsidiary, to the subsidiary's retained earnings. As a result of this sale, $6,427,000 was recorded as an increase to the retained earnings of the Company in the consolidated financial statements.

ACQUISITIONS
Pursuant to a Stock Purchase Agreement, the Company, through a subsidiary, acquired effective as of September 1, 1997 all of the outstanding stock of Northwings. In consideration of this acquisition, the Company paid approximately $7.0 million in cash and 232,360 shares of the Company's common stock, having an aggregate fair value of approximately $3.5 million. Northwings is an FAA-authorized overhaul and repair facility servicing aircraft engine components and airframe accessories.

         The acquisition of Northwings has been accounted for using the purchase method of accounting and the purchase price has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the identifiable net assets acquired amounted to $8,395,000, which is being amortized over 20 years using the straight line method. The results of operations of Northwings are included in the Consolidated Statements of Operations from September 1, 1997.

         In September 1996, the Company, through HEICO Aviation, acquired effective as of September 1, 1996 all of the outstanding stock of Trilectron for $7.0 million in cash and the assumption of debt aggregating $2.3 million. Trilectron is a leading manufacturer of ground support equipment for civil and military aircraft and a designer and manufacturer of certain military electronics.

         The acquisition of Trilectron has been accounted using the purchase method of accounting and the purchase price has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the identifiable net assets acquired amounted to $2,838,000, which is being amortized over 20 years using the straight line method. The results of operations of Trilectron are included in the Consolidated Statements of Operations from September 1, 1996.

         The following table presents unaudited pro forma consolidated operating results as if the Company's sale of a 20% minority interest in HEICO Aerospace to Lufthansa, its acquisition of Northwings and its acquisition of Trilectron had been consummated as of November 1, 1995. The unaudited pro forma consolidated operating results do not include any future income to be received from the aforementioned research and development cooperation agreement with Lufthansa or the gain on the sale of the 20% minority interest referenced above. The pro forma consolidated operating results do not purport to present actual operating results had the acquisition been made at the beginning of fiscal 1996, or the results which may occur in the future.

                                                      1997             1996
                                                 -------------    -------------

Net sales..................................      $  71,554,000    $  52,905,000
                                                 =============    =============
Net income from continuing operations
  before minority interest.................      $   8,454,000    $   4,534,000
                                                 =============    =============
Minority interest..........................      $  (2,088,000)   $  (1,041,000)
                                                 =============    =============
Net income from continuing operations......      $   6,366,000    $   3,493,000
                                                 =============    =============
Net income.................................      $   6,366,000    $   9,720,000
                                                 =============    =============
Net income per share from continuing
   operations..............................      $        0.66    $        0.38
                                                 =============    =============
Net income per share.......................      $        0.66    $        1.07
                                                 =============    =============

NOTE 3 - SALE OF HEALTH CARE OPERATIONS

In July 1996, the Company consummated the sale of all of the outstanding capital stock of its wholly-owned subsidiary MediTek Health Corporation (MediTek), representing the Company's health care services segment, to U.S. Diagnostic Inc. In consideration for the sale of MediTek, the Company received $13,828,000 in cash and a five-year, 6-1/2% promissory note in the principal amount of $10,000,000. This note was sold to an unrelated party in September 1997 for the par value of the note of $10,000,000 plus accrued interest.

         The sale of MediTek resulted in a gain in fiscal 1996 of $5,264,000, net of expenses and applicable income taxes. The income taxes on the gain are less than the normal Federal statutory rate principally due to the utilization of a $4.6 million capital loss carryforward partially offset by state income taxes. MediTek's results of operations, net of taxes, for fiscal 1996 and 1995 have been reported separately as discontinued operations in the Consolidated Statements of Operations. No amounts related to the discontinued operations remained in the October 31, 1996 Consolidated Balance Sheet.

         The condensed statements of operations related to the discontinued health care services segment during fiscal years 1996 and 1995 are presented below:
                                       EIGHT MONTHS             YEAR ENDED
                                      ENDED JUNE 30,            OCTOBER 31,
                                           1996                     1995
                                      --------------            -----------
Net revenues...................       $   11,382,000            $14,766,000
                                      ==============            ===========
Income before income taxes.....       $    1,680,000            $ 2,152,000
Income tax expense.............              717,000                894,000
                                      --------------            -----------
Net income.....................       $      963,000            $ 1,258,000
                                      ==============            ===========

         The effective tax rate used in calculating income tax expense related to discontinued operations exceeds the normal Federal statutory tax rate due principally to state income taxes.

NOTE 4 - STOCK DIVIDENDS AND SPLITS

In December 1996, June 1996, December 1995 and May 1995, the Company's Board of Directors declared 10% stock dividends that were paid in January 1997, July 1996, February 1996 and July 1995, respectively. In March 1996, the Company's Board of Directors declared a three-for-two stock split that was distributed in April 1996. On November 20, 1997, the Company's Board of Directors declared a second three-for-two stock split payable on December 16, 1997, to shareholders of record on December 3, 1997. Stock dividends were valued based on the closing market prices of the Company's stock as of the respective declaration dates. All income per share, dividend per share, stock options and common shares outstanding information has been retroactively restated to reflect these stock dividends and splits.

NOTE 5 - CREDIT FACILITIES AND LONG-TERM DEBT

Long-term debt consists of:
                                                    OCTOBER 31,
                                             ------------------------------
                                                 1997              1996
                                             -----------        -----------
Industrial Development Revenue
  Bonds - Series 1997A................       $ 3,000,000              --
Industrial Development Revenue
  Bonds - Series 1997B................         1,000,000              --
Industrial Development Revenue
  Bonds - Series 1996.................         3,500,000        $ 3,500,000
Industrial Development Revenue
  Refunding Bonds - Series 1988.......         1,980,000          1,980,000
Term loan borrowing under revolving
  credit facility.....................             --               317,000
Equipment loans.......................         1,320,000            719,000
                                             -----------        -----------
                                              10,800,000          6,516,000
Less current maturities...............          (342,000)          (494,000)
                                             -----------        -----------
                                             $10,458,000        $ 6,022,000
                                             ===========        ===========

         The amount of long-term debt maturing in each of the next five years is $342,000 in fiscal 1998, $342,000 in fiscal 1999, $291,000 in fiscal 2000,
$225,000 in fiscal 2001 and $112,000 in fiscal 2002.

INDUSTRIAL DEVELOPMENT REVENUE BONDS
The industrial development revenue bonds represent bonds issued by Manatee County, Florida in 1997 (the 1997 bonds), and bonds issued by Broward County, Florida in 1996 (the 1996 bonds) and in 1988 (the 1988 bonds).

         The Series 1997A and 1997B bonds were issued in the amounts of $3,000,000 and $1,000,000, respectively, for the purpose of constructing and purchasing equipment for a new facility in Palmetto, Florida. As of October 31, 1997, the Company has been reimbursed $80,000 for such expenditures, and the balance of the unexpended bond proceeds of $4,044,000, including investment earnings, is held by the trustee and is available for future qualified expenditures. The Series 1997A and 1997B bonds bear interest at variable rates calculated weekly (3.80% and 5.60%, respectively, at October 31, 1997). On November 3, 1997, the Series 1997B bonds were refinanced by the issuance of Series 1997C bonds, which bear interest at the same variable rates as the Series 1997A bonds. The 1997A and 1997C bonds are due March 2017 and are secured by a letter of credit expiring in March 2004 and a mortgage on the related properties pledged as collateral. The letter of credit requires annual sinking fund payments of $200,000 beginning in March 1998.

         The 1996 bonds are due October 2011 and bear interest at a variable rate calculated weekly (3.75% at October 31, 1997). The 1996 bonds are secured by a letter of credit expiring in October 2001 and a mortgage on the related properties pledged as collateral. The letter of credit requires annual sinking fund payments beginning October 2000 in the amount of $187,500. As of October 31, 1997, the balance of the unexpended bond proceeds of $1,393,000, including investment earnings, is held by the trustee and is available for future qualified expenditures.

         The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (3.60% at October 31, 1997). The 1988 bonds are secured by a letter of credit expiring in February 1999, a bond sinking fund ($8,250 payable monthly) and a mortgage on the related properties pledged as collateral.

         The pledged properties for the 1997 bonds, excluding the unexpended bond proceeds, have a carrying value aggregating approximately $881,000 at October 31, 1997.

         The pledged properties for the 1996 and 1988 bonds, excluding the unexpended bond proceeds, have a carrying value aggregating approximately $6,621,000 at October 31, 1997.

REVOLVING CREDIT FACILITY
The Company has a $7 million credit facility available for funding acquisitions, working capital and general corporate requirements. Borrowings under this credit facility bear interest at 1/4% over the bank's prime rate, adjusted daily, and are convertible to term loans that bear interest, at the Company's option, at 1/4% over the bank's prime rate, adjusted daily, or a fixed interest rate of 200 basis points over the bank's prime rate in effect on the day of the conversion. Term loan borrowings under the credit facility are payable in 36 monthly installments. The credit facility is secured by substantially all the assets of HEICO Aerospace and its subsidiaries, excluding Northwings. The revolving portion of the facility expires in February 1998 and may be renewed annually by mutual agreement. This credit facility and the letters of credit securing the 1996 bonds and 1988 bonds contain covenants which, among other things, restrict borrowings, capital expenditures and cash dividends, require the maintenance of certain net worth, working capital and debt service amounts and ratios, require the continued employment of the current Chairman, President and Chief Executive Officer and require that he and his affiliates maintain a specified ownership position in the Company.

EQUIPMENT LOAN FACILITY
In March 1994, a bank committed to advance up to $2,000,000, as amended, for the purpose of purchasing equipment to be used in the Company's operations. Each term loan is limited to 80% of the purchase price of the related equipment and is repayable up to a maximum of 60 months with interest at a rate equal to prime rate (as defined). The term loans are secured by collateral representing the related purchased equipment, which has a carrying value of approximately $1,763,000 at October 31, 1997. The facility expires in December 1998. Equipment loans bear interest at rates ranging from 8.50% to 9.00% as of October 31, 1997.

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

         Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows:

         Year ending October 31,
         1998..................................                 $  433,000
         1999..................................                    427,000
         2000..................................                    277,000
         2001..................................                    187,000
         After 2001............................                    223,000
                                                                ----------
         Total minimum lease commitments.......                 $1,547,000
                                                                ==========

         Total rent expense charged to continuing operations for all operating leases in fiscal 1997, fiscal 1996 and fiscal 1995 amounted to $240,000, $166,000 and $133,000, respectively. Included in the fiscal 1997 rent expense was approximately $12,000 paid to a related party for the month-to-month lease of the Northwings facility.

NOTE 7 - INCOME TAXES

The provision for income taxes on income from continuing operations for each of the three years ended October 31, 1997 is as follows:

                                   1997        1996        1995
                                ----------  ----------  ----------
Current:
  Federal...................... $3,468,000  $4,084,000  $1,592,000
  State........................    358,000     459,000     318,000
                                ----------  ----------  ----------
                                 3,826,000   4,543,000   1,910,000
Deferred.......................   (486,000)   (387,000)   (245,000)
                                ----------  ----------  ----------
Total income tax expense ......  3,340,000   4,156,000   1,665,000
Less income taxes for
  discontinued health
  care operations..............      --     (2,436,000)   (894,000)
                                ----------  ----------  ----------
Income taxes on income from
  continuing operations........ $3,340,000  $1,720,000  $  771,000
                                ==========  ==========  ==========

         A net deferred tax liability of $661,000 relating to MediTek was written off as a result of the sale of such discontinued operations described in
Note 3.
         The following table reconciles the federal statutory tax rate to the Company's effective rate for continuing operations:

                                  1997         1996         1995
                               ----------   ----------   --------
Federal statutory tax
 rate........................     34.0%        34.0%        34.0%
State taxes, less applicable
 federal income tax
 reduction...................      1.9          2.3          2.6
Tax benefits on export
 sales.......................     (3.6)        (5.1)        (6.4)
Tax benefits from tax free
 investments.................     (1.0)        (1.1)         (.2)
Tax benefits from dividend
 income......................      (.2)         (.2)         (.1)
Nondeductible amortization
 of intangible assets........       .5           .3           .8
Other, net...................       .6          1.7          4.2
                               ----------    ---------    -------
Effective tax rate...........     32.2%         31.9%       34.9%
                               ==========    ==========   =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 1997, 1996 and 1995 are as follows:

                                                                 OCTOBER 31,
                                                 ---------------------------------------------
                                                     1997              1996             1995
                                                 ----------        ----------       ----------
  Deferred tax assets:
  Inventory...........................           $  571,000        $  600,000       $  412,000
  Bad debt allowances.................              124,000            62,000          436,000
  Deferred compensation liability.....              445,000           148,000          102,000
  Vacation accruals...................              121,000           147,000          112,000
  Customer rebates and credits........              169,000           860,000          371,000
  Retirement plan liability...........              156,000             --               --
  Warranty accruals...................              256,000            94,000            --
  Alternative minimum tax credit......                --                --              13,000
  Other...............................              113,000           147,000          147,000
                                                 ----------        ----------       ----------
  Total deferred tax assets...........            1,955,000         2,058,000        1,593,000
                                                 ----------        ----------       ----------
  Deferred tax liabilities:
  Accelerated depreciation............              436,000           927,000        1,208,000
  Intangible asset amortization.......               22,000           345,000          545,000
  Retirement plan liability...........                --             (127,000)           --
  Equity in losses of partnerships....                --                --             (35,000)
  Other...............................                5,000            (8,000)           2,000
                                                 ----------        ----------       ----------
  Total deferred tax liabilities......              463,000         1,137,000        1,720,000
                                                 ----------        ----------       ----------
  Net deferred tax asset (liability)..           $1,492,000        $  921,000       $ (127,000)
                                                 ==========        ==========       ==========


NOTE 8 - PREFERRED STOCK PURCHASE RIGHTS PLAN

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

NOTE 9 - STOCK OPTIONS

The Company currently has two stock option plans, the 1993 Stock Option Plan (1993 Plan) and the Non-Qualified Stock Option Plan (NQSOP). In March 1997 and March 1996, shareholders of the Company approved increases in the number of shares issuable pursuant to the 1993 Plan by 397,614 shares and 376,767 shares, respectively. In September 1996, the Board of Directors reserved 105,270 shares for the issuance of non-qualified stock options in conjunction with the purchase of Trilectron. Under the terms of the plans, a total of 2,655,392 shares of the Company's stock are reserved for issuance to directors, officers and key employees as of October 31, 1997. Options issued under the 1993 Plan may be designated incentive stock options (ISO) or non-qualified stock options (NQSO). ISOs are granted at not less than 100% of the fair market value at the date of grant (110% thereof in certain cases) and are exercisable in percentages specified at date of grant over a period up to ten years. Only employees are eligible to receive ISOs. NQSOs may be granted at less than fair market value and may be immediately exercisable. Options granted under the NQSOP may be granted to directors, officers and employees at no less than the fair market value at the date of grant and are generally exercisable in four equal annual installments commencing one year from date of grant.

         Information concerning all of the stock option transactions for the three years ended October 31, 1997 follows:

                                            SHARES UNDER OPTION
                           SHARES       ----------------------------
                          AVAILABLE                      PRICE
                         FOR OPTION      SHARES         PER SHARE
                           -------      ---------   ----------------
Outstanding,
  October 31, 1994         374,754      2,111,059   $ 2.19  - $ 5.97
Granted...............    (291,048)       291,048   $ 2.88  - $ 5.76
Cancelled.............      86,883        (93,474)  $ 2.92  - $ 5.44
Exercised.............       --          (190,386)  $ 2.31  - $ 5.44
                           -------      ---------   ----------------
Outstanding,
  October 31, 1995         170,589      2,118,247   $ 2.19  - $ 5.97

Additional shares
  approved for 1993
  Stock Option Plan...     376,767          --             --
Shares approved
  for grant in
  the Trilectron
  acquisition.........     105,270          --             --
Granted...............    (493,204)       493,204   $ 6.05  - $11.09
Cancelled.............      28,425        (44,118)  $ 3.07  - $ 7.63
Exercised.............       --          (303,295)  $ 2.92  - $ 5.97
                           -------      ---------   ----------------
Outstanding,
  October 31, 1996         187,847      2,264,038   $ 2.19  - $11.09

Additional shares
  approved for 1993
  Stock Option Plan...     397,614          --             --
Granted...............    (543,000)       543,000   $12.65  - $18.54
Cancelled.............       3,472        (58,661)  $ 3.98  - $16.33
Exercised.............       --          (138,918)  $ 2.92  - $11.09
                          --------     ----------   ----------------

Outstanding,
  October 31, 1997          45,933      2,609,459   $ 2.19  - $18.54
                          ========     ==========   ================

         Information concerning stock options outstanding and exercisable as of October 31, 1997 follows:

                                               WEIGHTED       WEIGHTED AVERAGE                         WEIGHTED
   RANGE OF                  OPTIONS           AVERAGE           REMAINING           OPTIONS            AVERAGE
EXERCISE PRICES            OUTSTANDING      EXERCISE PRICE    CONTRACTUAL LIFE     EXERCISABLE       EXERCISE PRICE
---------------            -----------      --------------    ----------------     -----------      ---------------
$ 2.19 - $ 5.00             1,533,102           $ 3.38                3.9            1,498,686           $ 3.38
  5.01 -  11.00               503,657             6.70                6.3              364,513             6.59
 11.01 -  18.54               572,700            14.95                9.4              263,715            14.81
                           ----------           ------                ---            ---------           ------
                            2,609,459           $ 6.56                5.6            2,099,914           $ 5.22
                           ==========           ======                ===            =========           ======

         Information concerning stock options outstanding and exercisable as of October 31, 1996 follows:

                                               WEIGHTED       WEIGHTED AVERAGE                      WEIGHTED
   RANGE OF                  OPTIONS           AVERAGE           REMAINING            OPTIONS             AVERAGE
EXERCISE PRICES            OUTSTANDING      EXERCISE PRICE    CONTRACTUAL LIFE     EXERCISABLE       EXERCISE PRICE
---------------            -----------      --------------    ----------------     -----------      ---------------
$ 2.19 - $ 5.00             1,589,837           $ 3.39                4.8           1,529,461            $ 3.38
  5.01 -   8.00               567,281             6.67                6.6             392,749              6.60
  8.01 -  11.09               106,920            11.09                3.9               --                  --
                           ----------           ------                ---           ---------               --
                            2,264,038           $ 4.57                5.2           1,922,210            $ 4.04
                           ==========           ======                ===           =========            ======


         During fiscal 1997 the Company granted options for 45,750 shares at an option price below the fair market value of the stock on the date of grant. The remaining options for 497,250 shares were granted at the fair market value of the stock on the date of grant. As of October 31, 1997, options for 2,099,914 shares were exercisable at a weighted average option price of $5.22. If there were a change in control of the Company, options for an additional 509,545 shares would become immediately exercisable. All stock option share and price per share information has been retroactively restated for stock dividends and splits.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for those options granted below the fair market value of the stock on the date of grant. The compensation expense on the aforementioned options totalled approximately $8,000 for the year. Had the fair value of all grants under these plans been recognized as compensation expense over the vesting period of the grants, consistent with SFAS No. 123, the Company's net income for fiscal 1997 and fiscal 1996 would have been $4,805,000 ($.50 per share) and $9,020,000 ($1.02 per share), respectively. The estimated fair value of options granted during fiscal 1997 and fiscal 1996 was $11.59 per share and $5.85 per share, respectively.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                   1997            1996
                                                ----------      ---------

Volatility.........................               66.21%          77.19%
Risk free interest rate
  (weighted average)...............                6.35%           5.84%
Dividend yield (weighted average)..                 .67%           1.29%
Expected life (years)..............                  10              10

NOTE 10 - RETIREMENT PLANS

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

         In September 1992, the Company sold 988,267 shares of the Company's stock to the Plan for an aggregate price of $4,122,000 entirely financed through a promissory note with the Company. The promissory note is payable in nine equal annual installments, inclusive of principal and interest at the rate of 8% per annum, of $655,000 each and a final installment of $640,000 and is prepayable in full or in part without penalty at any time. Prior to September 1992, the Company sold an aggregate of 678,643 shares of its stock to the Plan in exchange for two notes receivable, which have been fully satisfied.

         Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on number of years of service. Contributions to the Plan charged to income from continuing operations for fiscal 1997, 1996 and 1995 totaled $498,000, $364,000 and $240,000, respectively, net of interest income earned on the note received from the Plan of $267,000 in fiscal 1997, $272,000 in fiscal 1996 and $299,000 in fiscal 1995.

         In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 1997 are not material to the financial position of the Company. During fiscal 1997, 1996 and 1995, $76,000, $82,000 and $75,000 respectively, was expensed for this plan.

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                        FIRST          SECOND           THIRD          FOURTH
                       QUARTER         QUARTER         QUARTER        QUARTER
                       -------         -------         -------        -------

Net sales:
  1997..........     $14,267,000     $13,552,000     $16,716,000     $19,139,000
  1996..........     $ 6,978,000     $ 7,942,000     $ 8,059,000     $11,586,000



Gross profit:
  1997..........     $ 4,741,000     $ 4,536,000     $ 4,869,000     $ 6,483,000
  1996..........     $ 2,322,000     $ 2,716,000     $ 2,897,000     $ 4,234,000


Net income from continuing operations:
  1997..........     $ 1,594,000     $ 1,640,000     $ 1,712,000     $ 2,073,000
  1996..........     $   578,000     $   647,000     $ 1,053,000     $ 1,387,000


Net income:
  1997..........     $ 1,594,000     $ 1,640,000     $ 1,712,000     $ 2,073,000
  1996..........     $   870,000     $ 1,082,000     $ 6,553,000     $ 1,387,000


Net income per share share from continuing operations:
  1997..........        $  .17          $  .17          $  .18           $  .21
  1996..........        $  .07          $  .07          $  .11           $  .15


Net income per share:
  1997..........        $  .17          $  .17          $  .18           $  .21
  1996..........        $  .10          $  .12          $  .71           $  .15

         Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year does not equal the sum of the four individual quarters.

NOTE 12 -  OTHER CONSOLIDATED BALANCE SHEETS, STATEMENTS OF OPERATIONS AND
           STATEMENTS OF CASH FLOWS INFORMATION

Accounts receivable are composed of the following:

                                                                          BALANCE AT OCTOBER 31,
                                                                       ----------------------------
                                                                           1997            1996
                                                                       ------------    ------------
   Accounts receivable................                                 $ 12,922,000    $  7,882,000
   Net costs and estimated earnings
     in excess of billings on un-
     completed contracts..............                                        --            265,000
   Less allowance for doubtful
     accounts.........................                                     (362,000)       (268,000)
                                                                       ------------    ------------
   Accounts receivable, net...........                                 $ 12,560,000    $  7,879,000
                                                                       ============    ============

         Revenue amounts set forth in the accompanying Consolidated Statements of Operations do not include any material amounts in excess of billings related to long-term contracts.

Inventories are composed of the following:

                                                                          BALANCE AT OCTOBER 31,
                                                                       ----------------------------
                                                                           1997            1996
                                                                       ------------   ------------
   Finished products..................                                 $  4,329,000   $  4,428,000
   Work in process....................                                    7,359,000      5,845,000
   Materials, parts, assemblies and
     supplies.........................                                    6,671,000      5,004,000
                                                                       ------------   ------------
   Total inventories..................                                 $ 18,359,000   $ 15,277,000
                                                                       ============   ============

         Inventories related to long-term contracts aggregated $628,000 as of October 31, 1996. There were no such inventories as of October 31, 1997.

Property, plant and equipment are composed of the following:

                                                                          BALANCE AT OCTOBER 31,
                                                                       ----------------------------
                                                                           1997           1996
                                                                       ------------   ------------
   Land...............................                                 $    525,000   $    523,000
   Buildings and improvements.........                                    6,578,000      5,418,000
   Machinery and equipment............                                   15,753,000     13,658,000
   Construction in progress...........                                      507,000          --
                                                                       ------------   ------------
                                                                         23,363,000     19,599,000
   Less accumulated depreciation......                                  (14,820,000)   (13,754,000)
                                                                       ------------   ------------
   Property, plant and equipment, net.                                 $  8,543,000   $  5,845,000
                                                                       ============   ============

Intangible assets are composed of the following:

                                                                          BALANCE AT OCTOBER 31,
                                                                       ----------------------------
                                                                           1997           1996
                                                                       ------------   ------------
   Excess of cost over the fair value
     of net assets acquired...........                                 $ 13,729,000   $  4,882,000
   Deferred charges...................                                      905,000        679,000
                                                                       ------------   ------------
                                                                         14,634,000      5,561,000
   Less accumulated amortization......                                   (1,186,000)      (805,000)
                                                                       ------------   ------------
   Intangible assets, net.............                                 $ 13,258,000   $  4,756,000
                                                                       ============   ============

Accrued expenses and other current liabilities are composed of the following:

                                                                          BALANCE AT OCTOBER 31,
                                                                       ----------------------------
                                                                           1997           1996
                                                                       ------------   ------------
   Accrued employee compensation......                                 $  2,757,000   $  2,071,000
   Accrued customer rebates and
     credits..........................                                    1,553,000      1,848,000
   Other..............................                                    2,370,000      1,984,000
                                                                       ------------   ------------
   Total accrued expenses and other
     current liabilities..............                                 $  6,680,000   $  5,903,000
                                                                       ============   ============

SALES
Export sales were $18,662,000 in fiscal 1997, $9,806,000 in fiscal 1996 and $5,762,000 in fiscal 1995. Fiscal 1997 export sales include $7,912,000 to Europe.

         No one customer accounted for sales of 10% or more of consolidated sales during the last three fiscal years.

RESEARCH AND DEVELOPMENT EXPENSES
Fiscal 1997, 1996 and 1995 cost of sales amounts include approximately $3,100,000, $2,400,000 and $1,800,000, respectively, of new product research and development expenses.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ARE AS FOLLOWS:

Cash paid for interest was $477,000, $264,000 and $386,000 in 1997, 1996 and
1995, respectively. Cash paid for income taxes was $3,438,000, $4,421,000 and $1,400,000 in 1997, 1996 and 1995, respectively.

         Non-cash investing and financing activities related to the acquisitions and contingent note payments during fiscal 1997, 1996 and 1995 were as follows:

                                            1997               1996               1995
                                        ------------       ------------       ------------
     Fair value of assets acquired:
         Intangible assets.             $  8,395,000       $  3,944,000       $  1,945,000
         Inventories.......                  669,000          6,635,000              --
         Accounts re-
           ceivable........                2,032,000          3,051,000              --
         Property, plant
           and equipment...                  421,000            104,000              --
         Other assets......                   24,000             41,000            154,000
     Cash paid, including
       contingent note
       payments............               (6,737,000)        (7,661,000)        (2,099,000)
     Fair value of common
       stock issued........               (3,544,000)             --                 --
                                        ------------       ------------       ------------

     Liabilities assumed...             $  1,260,000       $  6,411,000       $      --
                                        ============       ============       ============

         Non-cash investing and financing activities related to purchases by the discontinued health care operations of property, plant and equipment financed by capital leases during fiscal 1996 and 1995 amounted to $1,343,000 and $2,257,000, respectively. There were no capital lease financing activities during fiscal 1997. Non-cash investing and financing activities during fiscal 1995 also included purchases of property, plant and equipment of $2,269,000, investments in and advances to unconsolidated partnerships of $862,000, deferred charges of $461,000 and other assets of $139,000 which were financed by capital leases assumed, issuance of a note payable and distributions from an unconsolidated partnership by the discontinued health care operations. Additionally, retained earnings was charged $20,963,000 in fiscal 1996 and $7,881,000 in fiscal 1995 as a result of the 10% stock dividends described in
Note 4 above.

NOTE 13 - PENDING LITIGATION

In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District court for the Southern District of Florida. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. UTC seeks approximately $8 million in damages for the patent infringement and sought approximately $30 million in damages for the misappropriation of trade secrets and unfair competition claims. The aggregate damages referred to in the preceding sentence did not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the patent infringement damages. UTC also seeks, among other things, pre-judgment interest and treble damages.

         In July and November 1995, the Company filed its answers to UTC's complaint denying the allegations. In addition, the Company filed counterclaims against UTC for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. UTC filed its answer denying certain counterclaims and moved to dismiss other counterclaims. A number of motions are pending and no trial date is currently set.

         In August 1997, a Motion for Summary Judgment filed by the Company on a portion of the lawsuit was granted by the United States District Court Judge. The Summary Judgment dismissed UTC's claims for misappropriation of trade secrets and unfair competition, finding that Florida's statute of limitations bars such claims. In September 1997, UTC served a Motion for Reconsideration of the Court's Motion for Summary Judgment. In October 1997, UTC's Motion for Reconsideration was denied. UTC may appeal these rulings.

         These rulings leave currently pending UTC's single claim alleging infringement of a patent that expired in 1992 and the Company's Counterclaims against UTC.

         Based on currently known facts, the Company's legal counsel has advised that it believes that the Company should be able to successfully defend the remaining patent infringement claim alleged in UTC's complaint. Further, the Company intends to vigorously pursue its counterclaims against UTC. The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the consolidated financial statements.

         The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcome of these other matters will not have a significant effect on the Company's consolidated financial statements.


                               *******************

                       HEICO Corporation and Subsidiaries
                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Shareholders of HEICO Corporation


We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the Company) as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
December 24, 1997

--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Directors of the Company is incorporated by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 1997.
         Information concerning the executive officers of the Company is set forth at Part I hereof under the caption "Executive Officers of the Registrant."


--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1997.


--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1997.


--------------------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1997.

PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:
                     The following consolidated financial statements of the Company and subsidiaries are included in Part II,
                     Item 8:

                                                                          PAGE
                     Consolidated Balance Sheets at October 31, 1997
                       and 1996.......................................     19

                     Consolidated Statements of Operations for the
                       years ended October 31, 1997, 1996 and 1995....     21

                     Consolidated Statements of Shareholders' Equity
                       for the years ended October 31, 1997, 1996
                       and 1995.......................................     22

                     Consolidated Statements of Cash Flows for the
                       years ended October 31, 1997, 1996 and 1995....     23

                     Notes to Consolidated Financial Statements.......     24

                     Report of Independent Auditors...................     41

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

Item 14 (a) (3) Exhibits continued

      2.4 Stock Purchase Agreement dated July 25, 1997, among HEICO Corporation, N.A.C. Acquisition Corporation, Northwings Accessories Corporation, Ramon Portela and Otto Neuman (without schedules) is incorporated by reference to Exhibit 2 to Form 8-K dated September 16, 1997.

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

      3.4   Bylaws of the Registrant are incorporated by reference to Exhibit
            3.4 to the Form 10-K for the year ended October 31, 1996.

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

      10.7 Third Amendment, dated September 16, 1997, to Loan Agreement dated February 28, 1994 between HEICO Corporation and SunTrust Bank, South Florida, National Association.

      10.8 Fourth Amendment, dated December 1, 1997, to Loan Agreement dated February 28, 1994 between HEICO Corporation and SunTrust Bank, South Florida, National Association.

      10.9 Loan Agreement, dated March 31, 1994, between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit
            10.5 to the Form 10-K for the year ended October 31, 1994.

      10.10 The First Amendment, dated May 31, 1994, to Loan Agreement dated March 31, 1994 between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended October 31, 1994.

Item 14 (a) (3) Exhibits continued

      10.11 The Second Amendment, dated August 9, 1995, to the Loan Agreement dated March 31, 1994 between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended October 31, 1995.

      10.12 Second Loan Modification Agreement, dated February 27, 1997, between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.3 to the Form 10-Q for the three months ended April 30, 1997.

      10.13 Loan Agreement, dated October 1, 1996, between HEICO Aerospace Corporation and Broward County, Florida, is incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended October 31, 1996.

      10.14 SunTrust Bank Reimbursement Agreement, dated October 1, 1996, between HEICO Aerospace Corporation and SunTrust Bank, South Florida, N.A. is incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended October 31, 1996.

      10.15 HEICO Savings and Investment Plan and Trust, as amended and restated effective January 2, 1987 is incorporated by reference to Exhibit
            10.2 to the Form 10-K for the year ended October 31, 1987.

      10.16 HEICO Savings and Investment Plan, as amended and restated December 19, 1994, is incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended October 31, 1994.

      10.17 HEICO Corporation 1993 Stock Option Plan.

      10.18 HEICO Corporation Combined Stock Option Plan, dated March 15, 1988, is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 1989.

      10.19 Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.

Item 14 (a) (3) Exhibits continued

      10.20 HEICO Corporation Directors' Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.

      10.21 Key Employee Termination Agreement, dated as of April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended October 31, 1992.

      10.22 Employment and Non-compete Agreement, dated as of September 16, 1996, by and between HEICO Corporation and Sigmund Borax is incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 16, 1996.

      10.23 Loan Agreement, dated as of March 1, 1997, between Trilectron Industries, Inc. and Manatee County, Florida is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the three months ended April 30, 1997.

      10.24 Letter of Credit and Reimbursement Agreement, dated as of March 1, 1997, between Trilectron Industries, Inc., and First Union National Bank of Florida (excluding referenced exhibits) is incorporated by reference to Exhibit 10.2 to the Form 10-Q for the three months ended April 30, 1997.

      10.25 Registration Rights Agreement, dated September 15, 1997, by and between HEICO Corporation and Ramon Portela is incorporated by reference to Exhibit 10.1 to Form 8-K dated September 16, 1997.

      10.26 Employment and Non-compete Agreement dated September 16, 1997, by and between Northwings Accessories Corporation and Ramon Portela is incorporated by reference to Exhibit 10.2 to Form 8-K dated September 16, 1997.

      10.27 Amendment to Registration and Sale Rights Agreement, dated as of December 24, 1996, by and among U.S. Diagnostic, Inc. and HEICO Corporation is incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended October 31, 1996.

Item 14 (a) (3) Exhibits continued

      10.28 Assignment of Promissory Note by and between HEICO Corporation and Forum Capital Markets L.P. is incorporated by reference to Exhibit
            10.3 to Form 8-K dated September 16, 1997.

      10.29 Amendment to 6 1/2% Convertible Note, dated as of December 24, 1996, by and among U.S. Diagnostic, Inc. and HEICO Corporation is incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended October 31, 1996.

      10.30 Second Amendment to the 6 1/2% Convertible Note, dated as of September 10, 1997, by and among U.S. Diagnostic Inc., and HEICO Corporation is incorporated by reference to Exhibit 10.4 to Form 8-K dated September 16, 1997.

      10.31 Stock Purchase Agreement, dated October 30, 1997, by and among HEICO Corporation, HEICO Aerospace Holdings Corp. and Lufthansa Technik AG.

      10.32 Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG.

      11    Computation of earnings per share.

      21    Subsidiaries of the Company.

      23.1  Consent of independent auditors.

      27    Financial Data Schedule.

(b) Reports on Form 8-K

                  A report on Form 8-K was filed by the Company dated September 16, 1997 and is reported under Item 2, "Acquisition or Disposition of Assets," relating to the purchase of all the outstanding capital stock of Northwings Accessories Corporation.

         The only other report on Form 8-K filed by the Company during the fourth quarter of fiscal 1997 was dated October 30, 1997 and is reported under
Item 2, "Acquisition or Disposition of Assets," relating to the sale of a 20% interest in the net assets of HEICO Aerospace Holdings Corp. to Lufthansa Technik AG.

(c) Exhibits
          See Item 14 (a) (3).

(d) Separate Financial Statements Required
          Not applicable.

SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      HEICO CORPORATION


Date:  January 26, 1998                        BY:/S/   THOMAS S. IRWIN
                                                  ---------------------
                                                        THOMAS S. IRWIN
                                                   Executive Vice President
                                                  and Chief Financial Officer
                                                   (Principal Financial and
                                                         Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/  LAURANS A. MENDELSON                Chairman,                          January 26, 1998
----------------------------             President, Chief
     LAURANS A. MENDELSON                Executive Officer
                                         and Director (Principal
                                         Executive Officer)


/S/  JACOB T. CARWILE                    Director                           January 26, 1998
----------------------------
     JACOB T. CARWILE


/S/  SAMUEL L. HIGGINBOTTOM              Director                           January 26, 1998
----------------------------
     SAMUEL L. HIGGINBOTTOM


/S/  PAUL F. MANIERI                     Director                           January 26, 1998
----------------------------
     PAUL F. MANIERI


/S/  ERIC A. MENDELSON                   Director                           January 26, 1998
----------------------------
     ERIC A. MENDELSON


/S/  VICTOR H. MENDELSON                 Director                           January 26, 1998
----------------------------
     VICTOR H. MENDELSON


/S/  ALBERT MORRISON, JR.                Director                           January 26, 1998
----------------------------
     ALBERT MORRISON, JR.


/S/  ALAN SCHRIESHEIM                    Director                           January 26, 1998
----------------------------
     ALAN SCHRIESHEIM


/S/  GUY C. SHAFER                       Director                           January 26, 1998
----------------------------
     GUY C. SHAFER

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION


10.7 Third Amendment, dated September 16, 1997, to Loan Agreement dated February 28, 1994 between HEICO Corporation and SunTrust Bank, South Florida, National Association.

10.8 Fourth Amendment, dated December 1, 1997, to Loan Agreement dated February 28, 1994 between HEICO Corporation and SunTrust Bank, South Florida, National Association.

10.17    HEICO Corporation 1993 Stock Option Plan.

10.31 Stock Purchase Agreement, dated October 30, 1997, by and among HEICO Corporation, HEICO Aerospace Holdings Corp. and Lufthansa Technik AG.

10.32 Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG.

11       Computation of earnings per share.

21       Subsidiaries of the Company.

23.1     Consent of independent auditors.

27       Financial Data Schedule.