Form 10-K/A
period 1997-10-31
HEICO CORP
filed 1998-02-05
CIK 46619

As filed with the Securities and Exchange Commission on January 27, 1998
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)


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

================================================================================

THE UNDERSIGNED REGISTRANT HEREBY AMENDS AND RESTATES ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 1997. PLEASE NOTE THAT ITEM 3, "LEGAL PROCEEDINGS" AND NOTE 13 TO THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN MODIFIED AS SET FORTH ON THE PAGES ATTACHED HERETO.


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

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS


In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. As of
January 27, 1998, all counts of UTC's complaint that were not previously withdrawn by UTC have been dismissed by the court. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. UTC sought approximately $8 million in damages for the patent infringement and approximately $30 million in damages for the misappropriation of trade secrets and unfair competition claims. The aggregate damages referred to in the preceding sentence did not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the patent infringement damages. UTC also sought, among other things, pre-judgment interest and treble damages.

         In July and November 1995, the Company filed its answers to UTC's complaint denying the allegations. In addition, the Company filed counterclaims against UTC for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. UTC filed an answer denying certain counterclaims and moved to dismiss other counterclaims. A number of motions remain pending and no trial date is currently set.

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

         On January 27, 1998, a Motion for Summary Judgment filed by the Company on the sole remaining count in UTC's complaint (for patent infringement) was granted by the United States District Court Judge. The Summary Judgment dismissed UTC's remaining claim, finding that HEICO Aerospace Corporation and Jet Avion did not infringe UTC's patent.

         As a result of these rulings, the only claims currently pending are the Company's counterclaims against UTC. UTC may challenge these rulings in further court proceedings. The Company intends to vigorously pursue its counterclaims. The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the consolidated financial statements.


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

NOTE 13 - PENDING LITIGATION (AS UPDATED FOR SUBSEQUENT EVENT)

In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. As of January 27, 1998, all counts of UTC's complaint that were not previously withdrawn by UTC have been dismissed by the court. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. UTC sought approximately $8 million in damages for the patent infringement and approximately $30 million in damages for the misappropriation of trade secrets and unfair competition claims. The aggregate damages referred to in the preceding sentence did not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the patent infringement damages. UTC also sought, among other things, pre-judgment interest and treble damages.

         In July and November 1995, the Company filed its answers to UTC's complaint denying the allegations. In addition, the Company filed counterclaims against UTC for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. UTC filed an answer denying certain counterclaims and moved to dismiss other counterclaims. A number of motions remain pending and no trial date is currently set.


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


         On January 27, 1998, a Motion for Summary Judgment filed by the Company on the sole remaining count in UTC's complaint (for patent infringement) was granted by the United States District Court Judge. The Summary Judgment dismissed UTC's remaining claim, finding that HEICO Aerospace Corporation and Jet Avion did not infringe UTC's patent.

         As a result of these rulings, the only claims currently pending are the Company's counterclaims against UTC. UTC may challenge these rulings in further court proceedings. The Company intends to vigorously pursue its counterclaims. The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the consolidated financial statements.


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


                               *******************

                       HEICO Corporation and Subsidiaries
                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Shareholders of HEICO Corporation:




We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
December 24, 1997, except for the
matter described in the fourth
paragraph of Note 13, as to which
the date is January 27, 1998

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


      10.7 Third Amendment, dated September 16, 1997, to Loan Agreement dated February 28, 1994 between HEICO Corporation and SunTrust Bank, South Florida, National Association.*

      10.8 Fourth Amendment, dated December 1, 1997, to Loan Agreement dated February 28, 1994 between HEICO Corporation and SunTrust Bank, South Florida, National Association.*


      10.9 Loan Agreement, dated March 31, 1994, between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit
            10.5 to the Form 10-K for the year ended October 31, 1994.

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


      10.17 HEICO Corporation 1993 Stock Option Plan.*


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


      10.31 Stock Purchase Agreement, dated October 30, 1997, by and among HEICO Corporation, HEICO Aerospace Holdings Corp. and Lufthansa Technik AG.*

      10.32 Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG.*

      11    Computation of earnings per share.*

      21    Subsidiaries of the Company.*


      23.1  Consent of independent auditors.


      27    Financial Data Schedule.*

____________________
*Previously filed.



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

(c) Exhibits
          See Item 14 (a) (3).

(d) Separate Financial Statements Required
          Not applicable.

SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      HEICO CORPORATION



Date:  February 4, 1998                        BY:/S/   THOMAS S. IRWIN
                                                  ---------------------
                                                        THOMAS S. IRWIN
                                                   Executive Vice President
                                                  and Chief Financial Officer
                                                   (Principal Financial and
                                                         Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION




23.1     Consent of independent auditors.