Form 10-Q
period 1998-01-31
HEICO CORP
filed 1998-03-16
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                       OR

            [ ]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________to__________

                          Commission file number 1-4604

                                HEICO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                            65-0341002
    -------------------------------    ------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

   3000 TAFT STREET, HOLLYWOOD, FLORIDA               33021
   ----------------------------------------          ----------
  (Address of principal executive offices)          (Zip Code)


                                 (954) 987-6101
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]          No  [ ]

The number of shares outstanding of the issuer's common stock, $.01 par value, is 8,289,991 shares as of February 28, 1998.

                                HEICO CORPORATION

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
Part I.  Financial information:

     Consolidated Condensed Balance Sheets as of
       January 31, 1998 (unaudited) and October 31, 1997...............    2

     Consolidated Condensed Statements of Operations (unaudited) for
       the three months ended January 31, 1998 and 1997................    3

     Consolidated Condensed Statements of Cash Flows (unaudited) for
       the three months ended January 31, 1998 and 1997................    4

     Notes to Consolidated Condensed Financial Statements (unaudited)..    5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............................    8

Part II. Other Information:

     Item 1.  Legal Proceedings.......................................    10

     Item 6.  Exhibits and Reports on Form 8-K........................    10


                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               JANUARY 31,     OCTOBER 31,
                                                                  1998             1997
                                                              ------------     ------------
                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                $ 26,222,000     $ 24,199,000
     Accounts receivable, net                                   12,301,000       12,560,000
     Inventories                                                20,586,000       18,359,000
     Prepaid expenses and other current assets                   1,724,000        1,500,000
     Deferred income taxes                                       1,206,000        1,098,000
                                                              ------------     ------------
        Total current assets                                    62,039,000       57,716,000
                                                              ------------     ------------

Property, plant and equipment                                   24,046,000       23,363,000
     Less accumulated depreciation                             (15,218,000)     (14,820,000)
                                                              ------------     ------------
        Property, plant and equipment, net                       8,828,000        8,543,000
                                                              ------------     ------------
Intangible assets less accumulated amortization of
     $1,344,000 in 1998 and $1,186,000 in 1997                  13,130,000       13,258,000
                                                              ------------     ------------
Unexpended bond proceeds                                         4,995,000        5,437,000
                                                              ------------     ------------
Deferred income taxes                                              575,000          857,000
                                                              ------------     ------------
Other assets                                                     3,673,000        2,828,000
                                                              ------------     ------------
        Total assets                                          $ 93,240,000     $ 88,639,000
                                                              ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                     $    377,000     $    342,000
     Trade accounts payable                                      4,973,000        4,180,000
     Accrued expenses and other current liabilities              6,505,000        6,680,000
     Income taxes payable                                        2,344,000        1,383,000
                                                              ------------     ------------
        Total current liabilities                               14,199,000       12,585,000
                                                              ------------     ------------

Long-term debt and capital leases                               10,427,000       10,458,000
                                                              ------------     ------------
Deferred income taxes                                                 --            463,000
                                                              ------------     ------------
Other non-current liabilities                                    2,929,000        2,414,000
                                                              ------------     ------------
        Total liabilities                                       27,555,000       25,920,000
                                                              ------------     ------------

Minority interest in consolidated subsidiary                     3,791,000        3,273,000
                                                              ------------     ------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, par value $.01 per share;
     Authorized - 10,000,000 shares issuable
        in series; 200,000 designated as
        Series A Junior Participating
        Preferred Stock, none issued                                 --               --
     Common stock, $.01 par value; Authorized -
        20,000,000 shares; Issued - 8,289,659 shares
        in 1998 and 8,283,493 shares in 1997                        83,000           83,000
     Capital in excess of par value                             35,571,000       35,533,000
     Retained earnings                                          28,738,000       26,772,000
                                                              ------------     ------------
                                                                64,392,000       62,388,000
     Less:  Note receivable from employee savings and
            investment plan                                     (2,498,000)      (2,942,000)
                                                              ------------     ------------
        Total shareholders' equity                              61,894,000       59,446,000
                                                              ------------     ------------
        Total liabilities and shareholders' equity            $ 93,240,000     $ 88,639,000
                                                              ============     ============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                                 THREE MONTHS ENDED JANUARY 31,
                                                 ------------------------------
                                                      1998             1997
                                                  ------------     ------------

Net sales                                         $ 19,783,000     $ 14,267,000
                                                  ------------     ------------
Operating costs and expenses:
Cost of sales                                       12,479,000        9,526,000
Selling, general and administrative expenses         3,483,000        2,707,000
                                                  ------------     ------------

Total operating costs and expenses                  15,962,000       12,233,000
                                                  ------------     ------------

Income from operations                               3,821,000        2,034,000

Interest expense                                      (129,000)         (95,000)
Interest and other income                              514,000          409,000
                                                  ------------     ------------
Income before income taxes
   and minority interest                             4,206,000        2,348,000

Income tax expense                                   1,406,000          754,000
                                                  ------------     ------------

Net income before minority interest                  2,800,000        1,594,000

Minority interest                                      518,000             --
                                                  ------------     ------------

Net income                                        $  2,282,000     $  1,594,000
                                                  ============     ============
Net income per share:
   Basic                                          $        .28     $        .20
                                                  ============     ============

   Diluted                                        $        .22     $        .17
                                                  ============     ============
Weighted average number of common
   shares outstanding:
   Basic                                             8,289,377        7,930,070
                                                  ============     ============

   Diluted                                          10,206,517        9,413,488
                                                  ============     ============

Cash dividends per share                          $       .037     $       .033
                                                  ============     ============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                               THREE MONTHS ENDED
                                                                   JANUARY 31,
                                                          -----------------------------
                                                              1998             1997
                                                          ------------     ------------
Cash flows from operating activities:
   Net income                                             $  2,282,000     $  1,594,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                             589,000          387,000
     Deferred financing costs                                  (21,000)            --
     Minority interest in consolidated subsidiary              518,000             --
     Deferred income taxes                                    (289,000)        (373,000)
     Change in assets and liabilities:
        Decrease in accounts receivable                        259,000          263,000
        (Increase) in inventories                           (2,227,000)        (919,000)
        (Increase) in prepaid expenses and other
           current assets                                     (224,000)        (145,000)
        Increase (decrease) in trade payables, accrued
          expenses and other current liabilities               618,000       (1,028,000)
        Increase in income taxes payable                       961,000          535,000
        Increase in other non-current liabilities                 --             76,000
     Other                                                     (58,000)         (22,000)
                                                          ------------     ------------
     Net cash provided by operating activities               2,408,000          368,000
                                                          ------------     ------------

Cash flows from investing activities:
     Purchases of property, plant and equipment               (717,000)      (1,165,000)
     Change in other long-term assets                          (78,000)            --
     Payment received from employee savings and
        investment plan note receivable                        444,000          393,000
     Other                                                    (253,000)        (335,000)
                                                          ------------     ------------
     Net cash (used in) investing activities                  (604,000)      (1,107,000)
                                                          ------------     ------------

Cash flows from financing activities:
     Proceeds from the issuance of long-term debt              603,000          680,000
     Proceeds from the exercise of stock options                38,000          425,000
     Payments on long-term debt and capital leases            (106,000)        (154,000)
     Cash dividends paid                                      (316,000)        (282,000)
     Other                                                        --              1,000
                                                          ------------     ------------
     Net cash provided by financing activities                 219,000          670,000
                                                          ------------     ------------

Net increase (decrease) in cash and cash equivalents         2,023,000          (69,000)
Cash and cash equivalents at beginning of year              24,199,000       11,025,000
                                                          ------------     ------------
Cash and cash equivalents at end of period                $ 26,222,000     $ 10,956,000
                                                          ============     ============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                January 31, 1998

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A, Amendment No. 1, for the year ended October 31, 1997. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Operations and Cash Flows for such interim periods presented. The results of operations for the three months ended January 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Accounts receivable are composed of the following:

                                                               JANUARY 31, 1998         OCTOBER 31, 1997
                                                              ------------------        ----------------
       Accounts receivable..............................      $       12,682,000        $     12,922,000
       Less allowance for doubtful accounts.............                (381,000)               (362,000)
                                                              ------------------        ----------------
       Accounts receivable, net.........................      $       12,301,000        $     12,560,000
                                                              ==================        ================

       Inventories are comprised of the following:

                                                               JANUARY 31, 1998         OCTOBER 31, 1997
                                                              ------------------        ----------------
       Finished products................................      $        5,231,000        $      4,329,000
       Work in process..................................               7,509,000               7,359,000
       Materials, parts, assemblies and supplies........               7,846,000               6,671,000
                                                              ------------------        ----------------
       Total inventories................................      $       20,586,000        $     18,359,000
                                                              ==================        ================

The accompanying consolidated condensed financial statements do not include any material revenue amounts in excess of billings or any material billings in excess of costs and profits related to long-term contracts.

Inventories related to long-term contracts as of January 31, 1998 and October 31, 1997 were not significant.


3. Long-term debt and capital leases consist of:

                                                               JANUARY 31, 1998         OCTOBER 31, 1997
                                                              ------------------        ----------------
         Industrial Development Revenue
           Bonds - Series 1997A.........................      $        3,000,000        $      3,000,000
         Industrial Development Revenue
           Bonds - Series 1997C.........................                 995,000               1,000,000
         Industrial Development Revenue
           Bonds - Series 1996..........................               3,500,000               3,500,000
         Industrial Development Revenue
           Refunding Bonds - Series 1988................               1,980,000               1,980,000
         Equipment loans................................               1,235,000               1,320,000
         Capital leases.................................                  94,000                  ---
         Term loan borrowing under revolving
           credit facility..............................                  ---                     ---
                                                              ------------------        ----------------
                                                                      10,804,000              10,800,000
         Less current maturities........................                (377,000)               (342,000)
                                                              ------------------        ----------------
                                                              $       10,427,000        $     10,458,000
                                                              ==================        ================


         The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1996 (Series 1996 bonds) and in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997C bonds).

         As of January 31, 1998, unexpended proceeds of the Series 1997A and 1997C bonds of $3,586,000, including investment earnings, are held by the trustee and are available for future qualified expenditures. The Series 1997A and 1997C bonds bear interest at 3.65% at January 31, 1998.

         The Series 1996 and Series 1988 bonds bear interest as of January 31, 1998, at 3.70% and 3.45%, respectively.

         As of January 31, 1998, unexpended proceeds of the Series 1996 bonds of $1,409,000, including investment earnings, are held by the trustee and are available for future qualified expenditures.

         Equipment loans bear interest at rates ranging from 8.50% to 9.00% as of January 31, 1998.

         Included in property, plant and equipment in the accompanying balance sheets is an asset held under a capital lease as summarized below:

                                                            JANUARY 31,
                                                      ----------------------
                                                        1998           1997
                                                      --------        ------
         Machinery and equipment (lease expires
            in 2000; interest rate of 14.3%)          $141,000           ---
         Less accumulated amortization                 (47,000)          ---
                                                      --------         -----
         Assets under capital lease, net              $ 94,000           ---
                                                      ========         =====

         In February 1998, the Company's $7 million revolving credit facility was extended to March 31, 1998.

4. Research and development expenses for the first quarter of fiscal 1998 and 1997 totaled $268,000 and $638,000, respectively. The expenses for the first three months of 1998 are net of $628,000 received from Lufthansa Technik AG (Lufthansa) pursuant to a research and development cooperation agreement entered into on October 30, 1997.

5. Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares outstanding during the period plus common share equivalents arising from the assumed exercise of stock options, if dilutive. Per share information for fiscal 1997 has been restated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." All net income per share figures have been adjusted for the effect of any stock dividends and stock splits.

6. As of January 31, 1998, the Company has outstanding 8,289,659 shares of $.01 par value per share common stock and options to purchase 2,604,043 shares of common stock. Each share of common stock is entitled to one vote per share. Holders of the Company's common stock are entitled to receive when, as and if declared by the Board of Directors dividends and other distributions payable in cash, property, stock, or otherwise. In the event of liquidation, after payment of debts and other liabilities of the Company, and after making provision for the holders of preferred stock, if any, the remaining assets of the Company will be distributable ratably among the holders of common stock. Stock options issued for the Company's common stock had an average exercise price of $6.57 at January 31, 1998. The term of each option is determined by the Stock Option Committee but shall never exceed ten years. Since the end of fiscal year 1997, 6,166 shares of common stock were issued upon exercise of stock options.

7. Supplemental disclosures of cash flow information for the three months ended January 31, 1998 and 1997 are as follows:

    Cash paid for interest was $129,000 and $95,000 in 1998 and 1997 respectively. Cash paid for income taxes was $666,000 and $592,000 in 1998 and 1997, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the three months ended January 31, 1998 and 1997

RESULTS OF OPERATIONS

Fiscal 1998 first quarter net income of $2,282,000 ($.22 per share) increased 43% over fiscal 1997 first quarter net income of $1,594,000 ($.17 per share). The per share amounts shown here have been calculated on a diluted basis and represent a 29% increase over the first quarter of last year.

For the first three months of fiscal 1998, consolidated net sales totaled $19,783,000, representing a 39% increase over net sales of $14,267,000 in the first three months of fiscal 1997.

The improved fiscal 1998 earnings are primarily attributable to increased sales as discussed below.

Net sales of the Company's Flight Support operations totaled $13,930,000 in the first quarter of fiscal 1998 as compared to $8,786,000 in the same period of fiscal 1997. The $5,144,000, or 59%, increase from fiscal 1997 to fiscal 1998 is principally due to the inclusion of sales of Northwings Accessories Corp. (Northwings), a business acquired in September 1997, and increased sales volumes of jet engine replacement parts to the Company's commercial airline industry customers.

Net sales of the Company's Ground Support operations totaled $5,853,000 for the first quarter of fiscal 1998, a 7% increase over net sales of $5,481,000 for the first quarter of fiscal 1997. The increase reflects principally increased demand for the Company's products.

The Company's Flight Support operations had a backlog of approximately $28 million at January 31, 1998, $24 million as of October 31, 1997, and $14 million as of January 31, 1997. This backlog includes approximately $18 million as of January 31, 1998 and $17 million as of October 31, 1997 representing forecasted shipments over the next 12 months for certain contracts of the Flight Support operations pursuant to which customers provide estimated annual usage. The increase in the current backlog from that of January 31, 1997, is principally due to certain customers entering into longer term contracts, which replaced shorter term purchase orders.

The Company's Ground Support operations had a backlog totalling $12 million at January 31, 1998 and October 31, 1997 and $14 million as of January 31, 1997.

The Company's gross profit margins averaged 36.9% in the first quarter of fiscal 1998, which increased 11% over the 33.2% average gross profit margins in the first quarter of fiscal 1997. This reflects an improvement in gross margins in the Flight Support operations, partially offset lower margins due to product mix within the Ground Support operations. The improvement in margins in the Flight Support operations reflects the higher gross profit margins of the newly-acquired Northwings' operations and a margin increase due to the reimbursement of research and development costs from Lufthansa. (See Note 4 to Consolidated Condensed Financial Statements)

Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 1998 increased $776,000 over amounts in the first quarter of fiscal 1997. The increase from fiscal 1997 is due principally to the SG&A expenses of Northwings. As a percentage of sales, however, SG&A expenses improved to 17.6% of consolidated net sales in the first quarter of fiscal 1998, down from 19.0% in the first quarter of fiscal 1997.

Income from operations, which totaled $3,821,000 for the first quarter of fiscal 1998, increased $1,787,000, or 88%, over the same period of last year. This increase is principally attributable to the increase in sales and gross margins of the Flight Support operations and the acquisition of Northwings as discussed above.

Interest and other income in the first quarter of fiscal 1998 increased $105,000 over the first quarter of fiscal 1997, principally due to interest income on the unexpended proceeds of industrial development revenue bonds and the investment of cash received from the sale of a 20% minority interest in a consolidated subsidiary to Lufthansa in October 1997.

The Company's effective tax rate totaled 33.5% for the first quarter of 1998 and 32.1% in the first quarter of 1997. The increase is primarily attributable to non-deductible amortization of goodwill related to the acquisition of Northwings.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1998, net cash provided by operating activities totaled $2,408,000 reflecting primarily higher net income before minority interest.

The Company's principal investing activities during the first quarter of fiscal 1998 were purchases of property, plant and equipment of $.7 million principally related to industrial revenue bond projects.

The Company's principal financing activities during the first quarter of fiscal 1998 were $.6 million in proceeds of long-term debt primarily representing reimbursements for qualified expenditures from unexpended proceeds of industrial revenue bonds.

There have been no other material changes in the liquidity or the capital resources of the Company since the end of fiscal 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10.1 - Third Loan Modification Agreement, dated February 6, 1998, between HEICO Corporation and Eagle National Bank of Miami.

                  Exhibit 11 - Computation of earnings per share.

                  Exhibit 27 - Financial Data Schedule

         (c) There were no reports on Form 8-K filed during the three months ended January 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEICO CORPORATION
                                -----------------
                                  (Registrant)

     MARCH 13, 1998                BY /s/THOMAS S. IRWIN
         Date                      ---------------------
                                   Thomas S. Irwin, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)

                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION
--------                           -----------

  10.1             Third Loan Modification Agreement, dated
                   February 6, 1998, between NEICO Corporation and Eagle National Bank

  11               Computation of earnings per share.

  27               Financial Data Schedule