Form 10-Q
period 1998-04-30
HEICO CORP
filed 1998-06-05
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

                                    Yes   X                   No

The number of shares outstanding of each of the Registrant's classes of common stock as of May 31, 1998:

                  Title of Class                      Shares Outstanding
         Common Stock, $.01 par value                      8,381,759
         Class A Common Stock, $.01 par value              4,189,903

                                HEICO CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

Part I. Financial information:

     Consolidated Condensed Balance Sheets as of
       April 30, 1998 (unaudited) and October 31, 1997.................      2

     Consolidated Condensed Statements of Operations (unaudited) for
       the six months and three months ended April 30, 1998 and 1997...      3

     Consolidated Condensed Statements of Cash Flows (unaudited) for
       the six months ended April 30, 1998 and 1997....................      4

     Notes to Consolidated Condensed Financial Statements (unaudited)..      5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............................     10

Part II. Other Information:

     Item 1.  Legal Proceedings.......................................      13

     Item 4.  Submission of Matters to a Vote of Security Holders.....      13

     Item 6.  Exhibits and Reports on Form 8-K........................      14

                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                       APRIL 30,                 OCTOBER 31,
                                                                          1998                      1997
                                                                       ---------                 -----------
                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                         $21,774,000               $24,199,000
     Short-term investments                                              5,108,000                    --
     Accounts receivable, net                                           15,027,000                12,560,000
     Inventories                                                        23,068,000                18,359,000
     Prepaid expenses and other current assets                           2,309,000                 1,500,000
     Deferred income taxes                                               1,215,000                 1,098,000
                                                                       -----------               -----------
        Total current assets                                            68,501,000                57,716,000
                                                                       -----------               -----------

Property, plant and equipment                                           24,886,000                23,363,000
     Less accumulated depreciation                                     (15,212,000)              (14,820,000)
                                                                       -----------               -----------
        Property, plant and equipment, net                               9,674,000                 8,543,000
                                                                       -----------               -----------
Intangible assets less accumulated amortization of
     $1,512,000 in 1998 and $1,186,000 in 1997                          13,070,000                13,258,000
                                                                       -----------               -----------
Unexpended bond proceeds                                                 4,617,000                 5,437,000
                                                                       -----------               -----------
Deferred income taxes                                                      331,000                   857,000
                                                                       -----------               -----------
Other assets                                                             3,394,000                 2,828,000
                                                                       -----------               -----------
        Total assets                                                   $99,587,000               $88,639,000
                                                                       ===========               ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                               $  377,000                $  342,000
     Trade accounts payable                                              6,434,000                 4,180,000
     Accrued expenses and other current liabilities                      9,150,000                 6,680,000
     Income taxes payable                                                  893,000                 1,383,000
                                                                       -----------               -----------
        Total current liabilities                                       16,854,000                12,585,000
                                                                       -----------               -----------

Long-term debt and capital leases                                       10,333,000                10,458,000
                                                                       -----------               -----------
Deferred income taxes                                                       --                       463,000
                                                                       -----------               -----------
Other non-current liabilities                                            2,932,000                 2,414,000
                                                                       -----------               -----------
        Total liabilities                                               30,119,000                25,920,000
                                                                       -----------               -----------

Minority interest in consolidated subsidiary                             4,375,000                 3,273,000
                                                                       -----------               -----------

Commitments and contingencies
Shareholders' equity:
     Preferred stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable
        in series; 200,000 designated as
        Series A Junior Participating Preferred
        Stock, none issued                                                      --                        --
     Common stock, $.01 par value; Authorized -
        30,000,000 shares; Issued - 8,380,180 shares
        in 1998 and 8,283,493 shares in 1997                                84,000                    83,000
     Class A Common Stock, $.01 par value;
        Authorized - 30,000,000 shares; Issued -
        4,189,249 in 1998 and 4,141,747 in 1997                             42,000                    41,000
     Capital in excess of par value                                     35,910,000                35,492,000
     Unrealized gain on investments                                        379,000                    --
     Retained earnings                                                  31,176,000                26,772,000
                                                                       -----------               -----------
                                                                        67,591,000                62,388,000
     Less:  Note receivable from employee savings and
            investment plan                                             (2,498,000)               (2,942,000)
                                                                       -----------               -----------
        Total shareholders' equity                                      65,093,000                59,446,000
                                                                       -----------               -----------
        Total liabilities and shareholders' equity                     $99,587,000               $88,639,000
                                                                       ===========               ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      SIX MONTHS ENDED APRIL 30,        THREE MONTHS ENDED APRIL 30,
                                                      --------------------------        ----------------------------
                                                         1998            1997              1998              1997
                                                      ----------      ----------        ----------        ----------

Net sales                                            $42,456,000       $27,819,000      $22,673,000       $13,552,000
                                                     -----------       -----------      -----------       -----------

Operating costs and expenses:
Cost of sales                                         26,996,000        18,542,000       14,517,000         9,016,000
Selling, general and administrative expenses           7,481,000         5,164,000        3,998,000         2,457,000
                                                     -----------       -----------      -----------       -----------

Total operating costs and expenses                    34,477,000        23,706,000       18,515,000        11,473,000
                                                     -----------       -----------      -----------       -----------

Income from operations                                 7,979,000         4,113,000        4,158,000         2,079,000

Interest expense                                        (253,000)         (178,000)        (124,000)          (95,000)
Interest and other income                              1,099,000           827,000          585,000           430,000
                                                     -----------       -----------      -----------       -----------

Income before income taxes
  and minority interest                                8,825,000         4,762,000        4,619,000         2,414,000

Income tax expense                                     2,990,000         1,528,000        1,584,000           774,000
                                                     -----------       -----------      -----------       -----------

Net income before minority interest                    5,835,000         3,234,000        3,035,000         1,640,000

Minority interest                                      1,102,000            --              584,000            --
                                                     -----------       -----------      -----------       -----------

Net income                                           $ 4,733,000       $ 3,234,000      $ 2,451,000       $ 1,640,000
                                                     ===========       ===========      ===========       ===========

Net income per share:
     Basic                                              $ .38             $ .27            $ .20             $ .14
                                                        =====             =====            =====             =====

     Diluted                                            $ .31             $ .23            $ .16             $ .11
                                                        =====             =====            =====             =====

Weighted average number of
   common shares outstanding
   Basic                                              12,452,808        11,946,305       12,471,549        11,997,504
                                                     ===========        ==========      ===========       ===========

   Diluted                                            15,509,149        14,246,282       15,708,522        14,372,330
                                                     ===========        ==========      ===========       ===========


Cash dividends per share                                $.025            $.022
                                                        =====            =====


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                  SIX MONTHS ENDED
                                                                                     APRIL 30,
                                                                       ------------------------------------
                                                                          1998                      1997
                                                                       ----------                ----------
Cash flows from operating activities:
   Net income                                                          $ 4,733,000                $3,234,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                       1,099,000                   764,000
     Deferred income taxes                                                (291,000)                 (235,000)
     Deferred financing costs                                              (25,000)                 (144,000)
     Minority interest in consolidated subsidiary                        1,102,000                    --
     Change in assets and liabilities:
        (Increase) decrease in accounts receivable                      (2,467,000)                   40,000
        (Increase) in inventories                                       (4,709,000)               (2,984,000)
        (Increase) in prepaid expenses and other
           current assets                                                 (809,000)                 (604,000)
        Increase in trade payables, accrued
          expenses and other current liabilities                         4,724,000                   400,000
        (Decrease) in income taxes payable                                (490,000)                 (665,000)
        Increase in other non-current liabilities                           --                       140,000
        Other                                                             (138,000)                  (80,000)
                                                                       -----------               -----------
     Net cash provided by (used in) operating activities                 2,729,000                  (134,000)
                                                                       -----------               -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment                         (1,916,000)               (2,325,000)
     Net purchases of short-term investments                            (4,492,000)                   --
     Payment received from employee savings and
        investment plan note receivable                                    444,000                   396,000
     Other                                                                 (72,000)                 (363,000)
                                                                       -----------               -----------
     Net cash (used in) investing activities                            (6,036,000)               (2,292,000)
                                                                       -----------               -----------

Cash flows from financing activities:
     Proceeds from the issuance of long-term debt:
       Reimbursements from unexpended bond proceeds                        931,000                 1,375,000
       Other                                                                94,000                   210,000
     Proceeds from the exercise of stock options                           420,000                   788,000
     Payments on long-term debt and capital leases                        (234,000)                 (320,000)
     Cash dividends paid                                                  (329,000)                 (282,000)
     Other                                                                  --                         1,000
                                                                       -----------               -----------
     Net cash provided by financing activities                             882,000                 1,772,000
                                                                       -----------               -----------

Net (decrease) in cash and cash equivalents                             (2,425,000)                 (654,000)
Cash and cash equivalents at beginning of year                          24,199,000                11,025,000
                                                                       -----------               -----------
Cash and cash equivalents at end of period                             $21,774,000               $10,371,000
                                                                       ===========               ===========




SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                 April 30, 1998

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A Amendment No. 1 for the year ended October 31, 1997. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flow for such interim periods presented. The results of operations for the six months ended April 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Short-term investments consist of equity securities. These investments are classified as available-for-sale and stated at fair value. All short-term investments held are summarized below:

                                         APRIL 30, 1998
                     ------------------------------------------------------
                                         GROSS       GROSS
                                      UNREALIZED   UNREALIZED       FAIR
                        COST             GAINS       LOSSES         VALUE
                     ----------       ----------   ----------    ----------
Equity securities    $4,492,000        $616,000                  $5,108,000
                     ==========        ========       ====       ==========

There were no short-term investments during the year ended October 31, 1997.

Unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to shareholders' equity. Gross realized gains on sales of securities classified as available-for-sale, using the average cost method, were $115,000 for the three-month and six-month periods ended April 30, 1998. There were no realized losses during these periods.

3. Accounts receivable are composed of the following:

                                                                  APRIL 30, 1998        OCTOBER 31, 1997
                                                              ------------------        ----------------
         Accounts receivable............................      $       15,358,000        $     12,922,000
         Less allowance for doubtful accounts...........                (331,000)               (362,000)
                                                              ------------------        ----------------
         Accounts receivable, net.......................      $       15,027,000        $     12,560,000
                                                              ==================        ================

     Inventories are comprised of the following:

                                                                  APRIL 30, 1998        OCTOBER 31, 1997
                                                              ------------------        ----------------
         Finished products..............................      $        7,362,000        $      4,329,000
         Work in process................................               8,157,000               7,359,000
         Materials, parts, assemblies and supplies......               7,549,000               6,671,000
                                                              ------------------        ----------------
         Total inventories..............................      $       23,068,000        $     18,359,000
                                                              ==================        ================

Inventories related to long-term contracts were not significant as of April 30, 1998 and October 31, 1997.

The accompanying consolidated condensed financial statements do not include any material revenue amounts in excess of billings or any material billings in excess of costs and profits related to long-term contracts.

4. Long-term debt consists of:

                                                                  APRIL 30, 1998        OCTOBER 31, 1997
                                                              ------------------        ----------------
         Industrial Development Revenue
           Bonds - Series 1997A.........................      $        3,000,000        $      3,000,000
         Industrial Development Revenue
           Bonds - Series 1997C.........................                 995,000               1,000,000
         Industrial Development Revenue
           Bonds - Series 1996..........................               3,500,000               3,500,000
         Industrial Development Revenue
           Refunding Bonds - Series 1988................               1,980,000               1,980,000
         Equipment loans................................               1,149,000               1,320,000
         Capital leases.................................                  86,000                  --
                                                              ------------------        ----------------
                                                                      10,710,000              10,800,000
         Less current maturities........................                (377,000)               (342,000)
                                                              ------------------        ----------------
                                                              $       10,333,000        $     10,458,000
                                                              ==================        ================

         The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1996 (Series 1996 bonds) and in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997C bonds).

         As of April 30, 1998, unexpended proceeds of the Series 1997A and 1997C bonds of $3,192,000, including investment earnings, are held by the trustee and are available for future qualified expenditures. The Series 1997A and 1997C bonds bear interest at 4.25% at April 30, 1998.

         As of April 30, 1998, unexpended proceeds of the Series 1996 bonds of $1,425,000, including investment earnings, are held by the trustee and are available for future qualified expenditures. The Series 1996 and Series 1988 bonds bear interest as of April 30, 1998, at 4.30% and 4.15%, respectively.

         Equipment loans bear interest at rates ranging from 8.50% to 9.00% as of April 30, 1998.

         Included in property, plant and equipment in the accompanying balance sheets is an asset held under a capital lease as summarized below:

                                                                            APRIL 30, 1998      OCTOBER 31, 1997
                                                                            --------------      ----------------
         Machinery and equipment (lease expires
            in 2000; interest rate of 14.3%)                                    $141,000              ---
         Less accumulated amortization                                           (65,000)             ---
                                                                                ---------           ---------
         Assets under capital lease, net                                        $ 76,000              ---
                                                                                =========           =========

         In March 1998, the Company's $7 million revolving credit facility was extended to June 30, 1998.

5. On March 20, 1998, the Company's Board of Directors declared a stock dividend payable in newly-authorized Class A Common Stock. The 50% dividend was paid on April 23, 1998, to shareholders of record on April 9, 1998. All net income per share, dividend per share, stock options and common shares outstanding information has been adjusted for the effect of any stock dividends and stock splits. As of April 30, 1998, the Company has outstanding 8,380,180 shares of $.01 par value per share Common Stock and options to purchase 2,585,345 shares of Common Stock. Each share of Common Stock is entitled to one vote per share. As of April 30, 1998, the Company has 4,189,249 outstanding shares of Class A Common Stock and 1,292,703 options outstanding to purchase Class A Common Stock. Each share of Class A Common Stock is entitled to a 1/10 vote per share. Holders of the Company's Common Stock and Class A Common Stock are entitled to receive when, as and if declared by the Board of Directors dividends and other distributions payable in cash, property, stock, or otherwise. In the event of liquidation, after payment of debts and other liabilities of the Company, and after making provision for the holders of preferred stock, if any, the remaining assets of the Company will be distributable ratably among the holders of all classes of common stock. Stock options outstanding for the Company's Common Stock and Class A Common Stock had an average exercise price of $5.13 at April 30, 1998. The term of each option is determined by the Stock Option Committee but shall never exceed ten years. Since the end of fiscal year 1997, 97,014 shares of Common Stock and 27,206 shares of Class A Common Stock were issued upon exercise of stock options.

6. Research and development expenses for the first half of fiscal 1998 and 1997 totaled $555,000 and $1,310,000, respectively. The expenses for the first six months of 1998 are net of $1,459,000 received from Lufthansa Technik AG (Lufthansa) pursuant to a research and development cooperation agreement entered into on October 30, 1997.

7. Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares outstanding during the period plus common share equivalents arising from the assumed exercise of stock options, if dilutive. Per share information for fiscal 1997 has been restated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

8. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosure.

9. Supplemental disclosures of cash flow information for the six months ended April 30, 1998 and 1997 are as follows:

    Cash paid for interest was $253,000 and $178,000 in 1998 and 1997, respectively. Cash paid for income taxes was $3,333,000 and $2,654,000 in 1998 and 1997, respectively.

10. In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a The Aetna Casualty and Surety Co. (Aetna). The complaint seeks reimbursement of legal fees and costs totaling in excess of $14 million paid by Aetna in defending the Company in litigation with United Technologies Corp.
(UTC), which was filed in November 1989. (See Note 13 to the Consolidated Condensed Financial Statements of the Company's Form 10-K/A Amendment No. 1 for the fiscal year ended October 31, 1997 for a discussion of the UTC litigation). In addition, Aetna seeks a declaratory judgement that the Company did not and does not have insurance coverage under certain insurance policies with Aetna and accordingly, that Aetna did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Aetna's lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

During fiscal 1997 and 1998, Summary Judgements dismissing UTC's remaining claims against the Company were issued by the United States District Court Judge. As a result of these rulings, the only claims currently pending in the UTC litigation are the Company's counterclaims against UTC. UTC may challenge these rulings in further court proceedings.

The Company intends to vigorously defend Aetna's claim and believes that it has significant counterclaims for damages. After taking into consideration legal counsel's evaluation of Aetna's claim, management is of the opinion that the outcome of the Aetna litigation will not have a significant adverse effect on the Company's consolidated financial statements.

11. In May 1998, the Company reached agreements to acquire control of Teleflex-Lionel-Dupont (TLD), a French company that manufactures ground support equipment and niche aeronautical products for commercial and military aircraft. The agreements were reached with certain shareholders of TLD and certain shareholders of Compagnie de Gestion Industrielle et Financiere (GIFI), which owns approximately 42 percent of TLD's outstanding shares. Under terms of the agreements, the Company will acquire a controlling interest in GIFI and a direct interest of approximately 12 percent of TLD, giving the Company effective voting control of TLD, in exchange for shares of the Company's Class A Common Stock. In the year ended December 31, 1997, TLD reported operating revenues of $146 million and net income of $3.4 million.

These transactions are subject to certain U.S. and French regulatory approvals and various other closing conditions that must be satisfied by July 31, 1998.

Following the acquisition of the above referenced interests, the Company will offer to acquire the shares held by TLD's minority shareholders by the exchange of seven shares of the Company's Class A Common Stock for each ten shares of TLD stock. This exchange is also subject to various regulatory approvals.

Upon completion of both steps, shareholders of TLD and GIFI would receive an aggregate of approximately 2,250,000 shares of the Company's Class A Common Stock valued at approximately $63 million. While the Company expects to complete both of these steps, no assurance can be given that the Company will complete either the acquisition of the controlling interest in TLD or the acquisition of the stock held by TLD's minority shareholders.

12. In June 1998, the Company reached an agreement to acquire substantially all of the assets and certain liabilities of PTM International, Inc. (PTM), a Miami, FL-based, privately held company that designs and manufactures FAA-approved jet engine replacement components. The agreement provides for the payment of approximately $15 million in cash at closing and payments of up to $5 million if PTM meets certain earnings targets over the first two years. In the year ended December 31, 1997, PTM reported revenues of approximately $5 million and pre-tax income, before shareholder withdrawals, of approximately $2 million.

The acquisition is subject to the completion of satisfactory due diligence by the Company and other customary closing conditions. While the Company expects to complete the transaction by August 31, 1998, no assurance can be given that the Company will complete the acquisition of PTM.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                For the six months ended April 30, 1998 and 1997

RESULTS OF OPERATIONS

Fiscal 1998 second quarter net income of $2,451,000 ($.16 per share) increased 49% over fiscal 1997 second quarter net income of $1,640,000 ($.11 per share) and net income in the first half of fiscal 1998 of $4,733,000 ($.31 per share) increased 46% over net income of $3,234,000 ($.23 per share) in the first half of fiscal 1997.

For the second quarter of fiscal 1998, net sales totaled $22,673,000, representing a 67% increase over net sales of $13,552,000 in the second quarter of fiscal 1997. In the first half of fiscal 1998, net sales rose 53% to $42,456,000, up from net sales of $27,819,000 in the first half of last year.

The improved fiscal 1998 earnings are primarily attributable to increased sales as discussed below.

Net sales of the Company's Flight Support operations totaled $15,404,000 in the second quarter of fiscal 1998, a 69% increase over fiscal 1997 second quarter net sales of $9,096,000. Net sales in the first half of fiscal 1998 rose 64% to $29,334,000 as compared to net sales of $17,882,000 in the same period in fiscal 1997. The increase in net sales of Flight Support operations in fiscal 1998 is principally due to increased sales volumes of jet engine replacement parts to the Company's commercial airline industry customers and the inclusion of sales of Northwings Accessories Corp. (Northwings), a business acquired in September 1997.

Net sales of the Company's Ground Support operations totaled $7,268,000 in the second quarter of fiscal 1998, an increase of 63% as compared to second quarter net sales of $4,456,000 in fiscal 1997. Net sales in the first half of fiscal 1998 increased 32% to $13,121,000 from $9,937,000 in the first half of fiscal 1997. The increase principally reflects increased demand for the Company's products, as well as sales of new products.

The Company's Flight Support operations had a backlog of approximately $31 million as of April 30, 1998, $24 million as of October 31, 1997 and $23 million as of April 30, 1997. This backlog includes approximately $21 million as of April 30, 1998, $17 million as of October 31, 1997 and $16 million as of April 30, 1997 representing forecasted shipments over the next twelve months for certain contracts of the Flight Support operations pursuant to which customers provide estimated annual usage. The increase in the Flight Support operations' backlog reflects the aforementioned sales volume increase.

The Company's Ground Support operations had a backlog of approximately $10 million at April 30, 1998, $12 million at October 31, 1997 and $13 million at April 30, 1997. This decrease principally reflects shipments related to a $4 million contract received in the first half of 1997.

Substantially all of the backlog of orders is expected to be delivered within the next twelve months.

The Company's gross profit margins for the second quarter of fiscal 1998 averaged 36.0% as compared to gross profit margins averaging 33.5% in the same period of fiscal 1997. Gross profit margins averaged 36.4% in the first half of fiscal 1998, which increased over the 33.3% average gross profit margins in the first half of fiscal 1997. These increases reflect improvements in gross margins in the Flight Support operations, partially offset by lower margins due to product mix within Ground Support operations. The improvement in margins in the Flight Support operations reflects a margin increase due to the reimbursement of research and development costs from Lufthansa (see Note 5 to Consolidated Condensed Financial Statements) and the higher gross profit margins of the newly-acquired Northwings' operations.

Selling, general and administrative (SG&A) expenses in the second quarter and the first half of fiscal 1998 increased $1,541,000 and $2,317,000, respectively, over amounts in the second quarter and the first half of fiscal 1997. The increase from fiscal 1997 is due principally to the SG&A expenses of Northwings. As a percentage of sales, however, SG&A expenses declined to 17.6% of consolidated net sales in both the second quarter and the first half of fiscal 1998, down from 18.1% and 18.6% in the comparable three-month and six-month periods of fiscal 1997.

Income from operations, which totaled $3,549,000 for the second quarter of fiscal 1998 and $7,370,000 for the first six months of fiscal 1998, increased $1,470,000 and $3,257,000 respectively, over the same three-month and six-month periods of last year. These increases are principally attributable to the increase in sales and gross margins of the Flight Support operations and the acquisition of Northwings as discussed above.

Interest and other income in the second quarter and the first half of fiscal 1998 increased $214,000 and $331,000, respectively, over the same periods in fiscal 1997. These increases are principally due to interest income on the unexpended proceeds of industrial development revenue bonds and the investment of cash received from the sale of a 20% minority interest in a consolidated subsidiary to Lufthansa in October 1997.

The Company's effective tax rate totaled 33.9% for the first half of fiscal 1998 and 32.1% in the first half of fiscal 1997. The increase is primarily attributable to non-deductible amortization of goodwill related to the acquisition of Northwings.

The minority interest in the second quarter and the first half of fiscal 1998 of $584,000 and $1,102,000, respectively, represents the aforementioned 20% minority interest held by Lufthansa in a consolidated subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1998, net cash provided by operating activities totaled $2,729,000 reflecting primarily higher net income before minority interest.

The Company's principal investing activities during the first half of fiscal 1998 were purchases of short-term investments of $4 million (See Note 2 to Consolidated Condensed Financial Statements), and purchases of property, plant and equipment of $2 million principally related to industrial revenue bond projects.

The Company's principal financing activities during the first half of fiscal 1998 were $.9 million in proceeds of long-term debt primarily representing reimbursements for qualified expenditures from unexpended proceeds of industrial revenue bonds.

There have been no other material changes in the liquidity or the capital resources of the Company since the end of fiscal 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a The Aetna Casualty and Surety Co. (Aetna). The complaint seeks reimbursement of legal fees and costs totaling in excess of $14 million paid by Aetna in defending the Company in litigation with United Technologies Corp. (UTC), which was filed in November 1989. (See Item 3 to the Company's Form 10- K/A Amendment No. 1 for the fiscal year ended October 31, 1997 for a discussion of the UTC litigation). In addition, Aetna seeks a declaratory judgement that the Company did not and does not have insurance coverage under certain insurance policies with Aetna and accordingly, that Aetna did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Aetna's lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

         During fiscal 1997 and 1998, Summary Judgements dismissing UTC's remaining claims against the Company were issued by the United States District Court Judge. As a result of these rulings, the only claims currently pending in the UTC litigation are the Company's counterclaims against UTC. UTC may challenge these rulings in further court proceedings.

         The Company intends to vigorously defend Aetna's claim and believes that it has significant counterclaims for damages. After taking into consideration legal counsel's evaluation of Aetna's claim, management is of the opinion that the outcome of the Aetna litigation will not have a significant adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on March 17, 1998, the Company's shareholders elected nine directors; approved a proposal to amend the 1993 Stock Option Plan (the Plan) to increase the number of shares issuable pursuant to the Plan; approved a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock; and approved a proposal to issue a new class of common stock (Class A Common Stock).

         The number of votes cast for and withheld for each nominee for directors were as follows:

         Director                               FOR               WITHHELD
                                                ---               --------
         Jacob T. Carwile                    7,744,216             37,140
         Samuel L. Higginbottom              7,735,395             45,961
         Paul F. Manieri                     7,735,155             46,201
         Eric A. Mendelson                   7,743,671             37,685
         Laurans A. Mendelson                7,743,155             38,201
         Victor H. Mendelson                 7,743,611             37,745
         Albert Morrison, Jr.                7,744,775             36,581
         Dr. Alan Schriesheim                7,743,976             37,380
         Guy C. Shafer                       7,737,129             44,227

         The number of votes cast for and against the proposal to amend the Plan, as well as the number of abstentions, were as follows: For: 7,261,881; Against: 452,947; and Abstain:
         39,438. There were 1,842,102 broker non-votes with respect to this matter.

         The number of votes cast for and against the proposal to increase the number of authorized shares of common stock, as well as the number of abstentions, were as follows: For:
         7,583,498; Against:  124,888; and Abstain:  45,880.  There
         were 1,842,102 broker non-votes with respect to this matter.

         The number of votes cast for and against the proposal to issue a new class of common stock (Class A Common Stock), as well as the number of abstentions, were as follows: For: 7,113,108;
         Against:  540,800; and Abstain:  100,358.  There were
         1,842,102 broker non-votes with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Articles of Amendment of Articles of Incorporation of the Registrant, dated March 17, 1998 are incorporated by reference to Exhibit 3.4 to Form S- 3 dated March 23, 1998.

                  11       Computation of earnings per share.

         (b) There were no reports on Form 8-K filed during the three months ended April 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEICO CORPORATION
                                  (Registrant)

      JUNE 4, 1998                  BY /S/THOMAS S. IRWIN
------------------------            --------------------------------------------
         Date                       Thomas S. Irwin, Executive Vice
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------


11                Computation of earnings per share

27                Financial Data Schedule