Form 10-Q
period 1998-07-31
HEICO CORP
filed 1998-09-14
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

                                    Yes   X                   No
                                        -----                    -----
The number of shares outstanding of each of the Registrant's classes of common stock as of August 31, 1998:

          TITLE OF CLASS                                  SHARES OUTSTANDING
          --------------                                  ------------------
 Common Stock, $.01 par value                                  8,398,436
 Class A Common Stock, $.01 par value                          4,198,704

                                HEICO CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

Part I.           Financial information:

     Consolidated Condensed Balance Sheets as of
       July 31, 1998 (unaudited) and October 31, 1997...................      2

     Consolidated Condensed Statements of Operations (unaudited)
       for the nine months and three months ended July 31, 1998
       and 1997.........................................................      3

     Consolidated Condensed Statements of Cash Flows (unaudited)
       for the nine months ended July 31, 1998 and 1997.................      4

     Notes to Consolidated Condensed Financial Statements (unaudited)...      5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations..............................     12

Part II.     Other Information:

     Item 1.  Legal Proceedings.........................................     16

     Item 6.  Exhibits and Reports on Form 8-K..........................     16

                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                         JULY 31,                OCTOBER 31,
                                                                           1998                     1997
                                                                         --------                -----------
                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                         $ 13,684,000              $24,199,000
     Short-term investments                                               3,689,000                       --
     Accounts receivable, net                                            16,662,000               12,560,000
     Inventories                                                         26,038,000               18,359,000
     Prepaid expenses and other current assets                            1,483,000                1,500,000
     Deferred income taxes                                                1,169,000                1,098,000
                                                                       ------------              -----------
        Total current assets                                             62,725,000               57,716,000
                                                                       ------------              -----------

Property, plant and equipment                                            30,698,000               23,363,000
     Less accumulated depreciation                                      (15,604,000)             (14,820,000)
                                                                       ------------              -----------
        Property, plant and equipment, net                               15,094,000                8,543,000
                                                                       ------------              -----------

Intangible assets less accumulated amortization of
     $1,681,000 in 1998 and $1,186,000 in 1997                           51,537,000               13,258,000
                                                                       ------------              -----------
Unexpended bond proceeds                                                  3,119,000                5,437,000
                                                                       ------------              -----------
Deferred income taxes                                                       637,000                  857,000
                                                                       ------------              -----------
Other assets                                                              3,459,000                2,828,000
                                                                       ------------              -----------
        Total assets                                                   $136,571,000              $88,639,000
                                                                       ============              ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                              $    377,000               $  342,000
     Trade accounts payable                                               6,344,000                4,180,000
     Accrued expenses and other current liabilities                      10,260,000                6,680,000
     Income taxes payable                                                   414,000                1,383,000
                                                                       ------------              -----------
        Total current liabilities                                        17,395,000               12,585,000
                                                                       ------------              -----------

Long-term debt and capital leases                                        35,236,000               10,458,000
                                                                       ------------              -----------
Deferred income taxes                                                            --                  463,000
                                                                       ------------              -----------
Other non-current liabilities                                             2,930,000                2,414,000
                                                                       ------------              -----------
        Total liabilities                                                55,561,000               25,920,000
                                                                       ------------              -----------

Minority interest in consolidated subsidiary                             13,981,000                3,273,000
                                                                       ------------              -----------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable
        in series; 200,000 designated as
        Series A Junior Participating Preferred
        Stock, none issued                                                       --                       --
     Common stock, $.01 par value; Authorized -
        30,000,000 shares; Issued - 8,398,436 shares
        in 1998 and 8,283,493 shares in 1997                                 84,000                   83,000
     Class A Common Stock, $.01 par value;
        Authorized - 30,000,000 shares; Issued -
        4,198,704 in 1998 and 4,141,747 in 1997                              42,000                   41,000
     Capital in excess of par value                                      36,009,000               35,492,000
     Unrealized loss on investments                                         (82,000)                      --
     Retained earnings                                                   33,474,000               26,772,000
                                                                       ------------              -----------
                                                                         69,527,000               62,388,000
     Less:  Note receivable from employee savings and
            investment plan                                              (2,498,000)              (2,942,000)
                                                                       ------------              -----------
        Total shareholders' equity                                       67,029,000               59,446,000
                                                                       ------------              -----------
        Total liabilities and shareholders' equity                     $136,571,000              $88,639,000
                                                                       ============              ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      NINE MONTHS ENDED JULY 31,         THREE MONTHS ENDED JULY 31,
                                                      ---------------------------        ---------------------------
                                                         1998              1997             1998             1997
                                                      ----------        ---------        ----------       ----------
Net sales                                            $66,518,000       $44,535,000      $24,062,000       $16,716,000
                                                     -----------       -----------      -----------       -----------

Operating costs and expenses:
Cost of sales                                         42,250,000        30,389,000       15,254,000        11,847,000
Selling, general and administrative expenses          11,845,000         7,777,000        4,364,000         2,613,000
                                                     -----------       -----------      -----------       -----------

Total operating costs and expenses                    54,095,000        38,166,000       19,618,000        14,460,000
                                                     -----------       -----------      -----------       -----------

Income from operations                                12,423,000         6,369,000        4,444,000         2,256,000

Interest expense                                        (381,000)         (319,000)        (128,000)         (141,000)
Interest and other income                              1,736,000         1,300,000          637,000           473,000
                                                     -----------       -----------      -----------       -----------

Income before income taxes
  and minority interest                               13,778,000         7,350,000        4,953,000         2,588,000

Income tax expense                                     4,723,000         2,404,000        1,733,000           876,000
                                                     -----------       -----------      -----------       -----------

Net income before minority interest                    9,055,000         4,946,000        3,220,000         1,712,000

Minority interest                                      1,709,000                --          607,000                --
                                                     -----------       -----------      -----------       -----------

Net income                                           $ 7,346,000       $ 4,946,000      $ 2,613,000       $ 1,712,000
                                                     ===========       ===========      ===========       ===========

Net income per share:
     Basic                                           $       .59       $       .41      $       .21       $       .14
                                                     ===========       ===========      ===========       ===========

     Diluted                                         $       .47       $       .35      $       .17       $       .12
                                                     ===========       ===========      ===========       ===========


Weighted average number of
   common shares outstanding
   Basic                                              12,496,073        11,976,842       12,582,605        12,037,921
                                                     ===========       ===========      ===========       ===========

   Diluted                                            15,590,084        14,272,236       15,751,954        14,324,150
                                                     ===========       ===========      ===========       ===========

Cash dividends per share                             $       .05       $      .044      $      .025       $      .022
                                                     ===========       ===========      ===========       ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                 NINE MONTHS ENDED
                                                                                      JULY 31,
                                                                       -------------------------------------
                                                                           1998                      1997
                                                                       ------------               ----------
Cash flows from operating activities:
   Net income                                                          $ 7,346,000                $4,946,000
   Adjustments to reconcile net income to cash
   from operating activities:
     Depreciation and amortization                                       1,658,000                 1,170,000
     Minority interest in consolidated subsidiary                        1,709,000                        --
     Deferred income taxes                                                (314,000)                 (345,000)
     Deferred financing costs                                             (990,000)                 (144,000)
     Change in assets and liabilities:
        (Increase) in accounts receivable                               (1,593,000)                 (587,000)
        (Increase) in inventories                                       (6,552,000)               (2,557,000)
        Decrease (increase) in prepaid expenses and
           other current assets                                             81,000                  (708,000)
        Increase (decrease) in trade payables, accrued
          expenses and other current liabilities                         3,963,000                (1,556,000)
        (Decrease) in income taxes payable                                (969,000)                 (533,000)
        Increase in other non-current liabilities                               --                   203,000
        Other                                                             (164,000)                 (174,000)
                                                                       -----------               -----------
     Net cash provided by (used in) operating activities                 4,175,000                  (285,000)
                                                                       -----------               -----------

Cash flows from investing activities:
     Net purchases of short-term investments                            (3,771,000)                       --
     Purchases of property, plant and equipment                         (3,989,000)               (2,807,000)
     Acquisition, net of cash acquired                                 (35,328,000)                       --
     Payment received from employee savings and
        investment plan note receivable                                    444,000                   396,000
     Other                                                               1,013,000                  (180,000)
                                                                       -----------               -----------
     Net cash (used in) investing activities                           (41,631,000)               (2,591,000)
                                                                       -----------               -----------

Cash flows from financing activities:
     Proceeds from the issuance of long-term debt:
       Proceeds from revolving credit facility                          25,000,000                        --
       Reimbursement from unexpended bond proceeds                       2,469,000                 1,427,000
       Other                                                                94,000                   845,000
     Proceeds from the exercise of stock options                           519,000                 1,028,000
     Payments on long-term debt and capital leases                        (496,000)                 (573,000)
     Cash dividends paid                                                  (644,000)                 (549,000)
     Other                                                                  (1,000)                    3,000
                                                                       -----------               -----------
     Net cash provided by financing activities                          26,941,000                 2,181,000
                                                                       -----------               -----------

Net (decrease) in cash and cash equivalents                            (10,515,000)                 (695,000)
Cash and cash equivalents at beginning of year                          24,199,000                11,025,000
                                                                       -----------               -----------
Cash and cash equivalents at end of period                             $13,684,000               $10,330,000
                                                                       ===========               ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                  July 31, 1998

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A Amendment No. 1 for the year ended October 31, 1997. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets and consolidated condensed statements of operations and cash flow for such interim periods presented. The results of operations for the nine months ended July 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. On July 31, 1998, the Company, through a subsidiary, acquired all of the outstanding capital stock of McClain International, Inc., located in Atlanta, GA. In consideration of this acquisition, the Company paid approximately $41 million in cash. The Company also purchased from one of McClain's selling shareholders, McClain's headquarters and manufacturing facility for $2.5 million in cash. McClain designs, manufactures and overhauls FAA-approved aircraft jet engine replacement components.

The source of the purchase price was $10 million from available funds, $9 million from an additional investment advance by Lufthansa Technik AG (Lufthansa), which owns 20% of HEICO Aerospace Holdings Corp., and $25 million from proceeds of a $120 million revolving credit facility (see Note 5 to the Consolidated Condensed Financial Statements).

The acquisition of McClain has been accounted for using the purchase method of accounting. The purchase price has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The excess of purchase price over the fair value of the identifiable net assets acquired amounted to $37.7 million, which is being amortized over 30 years using the straight line method.

Results of operations of McClain will be included with the Company's results effective August 1, 1998.

The following table presents unaudited pro forma consolidated operating results as if the Company's acquisition of McClain had been consummated as of November 1, 1996. The pro forma consolidated operating results do not purport to present actual operating results had the acquisition been made at the beginning of fiscal 1997, or the results which may occur in the future.

                                                                         PRO FORMA
                                                                 NINE MONTHS ENDED JULY 31,
                                                              -------------------------------
                                                                   1998              1997
                                                              -------------     -------------

         Net sales......................................      $  76,214,000     $  52,634,000
         Net income before minority interest............         10,219,000         5,837,000
         Minority interest..............................          2,153,000           375,000
         Net income.....................................          8,066,000         5,462,000
         Net income per share
           Basic........................................      $        0.65     $        0.46
           Diluted......................................      $        0.52     $        0.38


During the third quarter of fiscal 1998, the Company terminated its plans to acquire Teleflex-Lionel-Dupont and PTM International, Inc. (See Notes 11 and 12 of the Form 10-Q for the quarter ended April 30, 1998.)

3. Short-term investments consist of equity securities. These investments are classified as available-for-sale and stated at fair value. All short-term investments held are summarized below:

                                                                             JULY 31, 1998
                                                     ---------------------------------------------------------------
                                                                         GROSS            GROSS
                                                                       UNREALIZED       UNREALIZED           FAIR
                                                        COST              GAINS           LOSSES             VALUE
                                                     ----------        ----------       ----------        ----------
                  Equity securities.............     $3,823,000        $   --           $  134,000        $3,689,000
                                                     ==========        ==========       ==========        ==========

There were no short-term investments during the year ended October 31, 1997.

Unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to shareholders' equity. Gross realized gains on sales of securities classified as available-for-sale, using the average cost method, were $172,000 and $288,000 for the three-month and nine-month periods ended July 31, 1998. There were no realized losses during these periods.

4. Accounts receivable are composed of the following:

                                                                 JULY 31, 1998          OCTOBER 31, 1997
                                                              ------------------        ----------------
         Accounts receivable............................      $       17,011,000        $     12,922,000
         Less allowance for doubtful accounts...........                (349,000)               (362,000)
                                                              ------------------        ----------------
         Accounts receivable, net.......................      $       16,662,000        $     12,560,000
                                                              ==================        ================

     Inventories are comprised of the following:

                                                                 JULY 31, 1998          OCTOBER 31, 1997
                                                              ------------------        ----------------
         Finished products..............................      $        8,968,000        $      4,329,000
         Work in process................................               6,558,000               7,359,000
         Materials, parts, assemblies and supplies......              10,512,000               6,671,000
                                                              ------------------        ----------------
         Total inventories..............................      $       26,038,000        $     18,359,000
                                                              ==================        ================

Inventories related to long-term contracts were not significant as of July 31, 1998 and October 31, 1997.

The accompanying consolidated condensed financial statements do not include any material revenue amounts in excess of billings or any material billings in excess of costs and profits related to long-term contracts.

5. Long-term debt consists of:

                                                                 JULY 31, 1998          OCTOBER 31, 1997
                                                              ------------------        ----------------
         Borrowings under revolving credit facility....       $       25,000,000                  --
         Industrial Development Revenue
           Bonds - Series 1997A.........................               3,000,000        $      3,000,000
         Industrial Development Revenue
           Bonds - Series 1997C.........................                 995,000               1,000,000
         Industrial Development Revenue
           Bonds - Series 1996..........................               3,500,000               3,500,000
         Industrial Development Revenue
           Refunding Bonds - Series 1988................               1,980,000               1,980,000
         Equipment loans................................               1,060,000               1,320,000
         Capital leases.................................                  78,000                  --
                                                              ------------------        ----------------
                                                                      35,613,000              10,800,000
         Less current maturities........................                (377,000)               (342,000)
                                                              ------------------        ----------------
                                                              $       35,236,000        $     10,458,000
                                                              ==================        ================

         In July 1998, the Company entered into a $120 million revolving credit facility (Credit Facility) with a bank. Funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2001. The Credit Facility may be extended by mutual consent through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a five year period, with a maximum Credit Facility term of seven years. Outstanding borrowings bear interest at the Company's choice of prime rate or London Interbank Offering
Rates (LIBOR) plus applicable margins. The applicable margins range from .00% to
 .50% for prime rate borrowings and from .75% to 2.00% for LIBOR based borrowings depending on the leverage ratio of the Company. A fee of .20% to .40% is charged on the amount of the unused commitment depending on the leverage ratio of the Company. The Credit Facility is secured by all the assets of the Company and its subsidiaries and contains covenants which, among other things, requires the maintenance of certain working capital, leverage and debt service ratios as well as minimum net worth requirements. At July 31, 1998, the Company had a total of $25 million borrowed under the Credit Facility at an interest rate of 6.78%, which was borrowed to partially fund the acquisition of McClain (see Note 2 to the Consolidated Condensed Financial Statements).

         The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1996 (Series 1996 bonds) and in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997C bonds).

         As of July 31, 1998, unexpended proceeds of the Series 1997A and 1997C bonds of $1,674,000, including investment earnings, are held by the trustee and are available for future qualified expenditures. The Series 1997A and 1997C bonds bear interest at 3.65% at July 31, 1998.

         As of July 31, 1998, unexpended proceeds of the Series 1996 bonds of $1,445,000, including investment earnings, are held by the trustee and are available for future qualified expenditures. The Series 1996 and Series 1988 bonds bear interest as of July 31, 1998, at 3.75% and 3.55%, respectively.

         Equipment loans bear interest at rates ranging from 8.50% to 9.00% as of July 31, 1998.

         Included in property, plant and equipment in the accompanying balance sheets is an asset held under a capital lease as summarized below:

                                                                 JULY 31, 1998          OCTOBER 31, 1997
                                                              ------------------        ----------------
         Machinery and equipment (lease expires
            in 2000; interest rate of 14.3%)...........       $          141,000                --
         Less accumulated amortization.................                  (71,000)               --
                                                              ------------------        ----------------
         Assets under capital lease, net...............       $           70,000                --
                                                              ==================        ================

6. On March 20, 1998, the Company's Board of Directors declared a stock dividend payable in newly-authorized Class A Common Stock. The 50% dividend was paid on April 23, 1998, to shareholders of record on April 9, 1998. All net income per share, dividend per share, stock options and common shares outstanding information has been adjusted for the effect of any stock dividends and stock splits. As of July 31, 1998, the Company has outstanding 8,398,436 shares of $.01 par value per share Common Stock and options to purchase 2,765,932 shares of Common Stock. Each share of Common Stock is entitled to one vote per share. As of July 31, 1998, the Company has 4,198,704 outstanding shares of Class A Common Stock and 1,396,293 options outstanding to purchase Class A Common Stock. Each share of Class A Common Stock is entitled to a 1/10 vote per share. Holders of the Company's Common Stock and Class A Common Stock are entitled to receive when, as and if declared by the Board of Directors dividends and other distributions payable in cash, property, stock, or otherwise. In the event of liquidation, after payment of debts and other liabilities of the Company, and after making provision for the holders of preferred stock, if any, the remaining assets of the Company will be distributable ratably among the holders of all classes of common stock. Stock options outstanding for the Company's Common Stock and Class A Common Stock had average exercise prices of $6.98 and $6.95, respectively at July 31, 1998. The term of each option is determined by the Stock Option Committee but shall never exceed ten years. Since the end of fiscal year 1997, 115,270 shares of Common Stock and 36,241 shares of Class A Common Stock were issued upon exercise of stock options.

7. Research and development expenses for the first nine months of fiscal 1998 and 1997 totaled $835,000 and $2,206,000, respectively. The expenses for the first nine months of 1998 are net of $2,302,000 received from Lufthansa Technik AG (Lufthansa) pursuant to a research and development cooperation agreement entered into on October 30, 1997.

8. Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares outstanding during the period plus common share equivalents arising from the assumed exercise of stock options, if dilutive. Per share information for fiscal 1997 has been restated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

9. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosure.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements of SFAS 87 and SFAS 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosure.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged.
The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of the statement.

10. In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a The Aetna Casualty and Surety Co. (Aetna). The complaint seeks reimbursement of legal fees and costs totaling in excess of $14 million paid by Aetna in defending the Company in litigation with United Technologies Corp.
(UTC), which was filed in November 1989. (See Note 13 to the Consolidated Financial Statements of the Company's Form 10-K/A Amendment No. 1 for the fiscal year ended October 31, 1997 for a discussion of the UTC litigation). In addition, Aetna seeks a declaratory judgement that the Company did not and does not have insurance coverage under certain insurance policies with Aetna and accordingly, that Aetna did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Aetna's lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                For the nine months ended July 31, 1998 and 1997

RESULTS OF CONTINUING OPERATIONS

Fiscal 1998 third quarter net sales totaled $24,062,000, representing a 44% increase over net sales of $16,716,000 in the third quarter of fiscal 1997. Fiscal 1998 third quarter net income of $2,613,000 ($.17 per share) increased 53% over fiscal 1997 third quarter net income of $1,712,000 ($.12 per share).

For the first nine months of fiscal 1998, net sales and net income totaled $66,518,000 and $7,346,000 ($.47 per share), respectively, representing a 49% increase over net sales of $44,535,000 in the first nine months of fiscal 1997 and a 49% increase over net income of $4,946,000 ($.35 per share) in the first nine months of fiscal 1997.

The improved fiscal 1998 operating results are primarily attributable to increased sales and gross margins discussed below.

Net sales of the Company's Flight Support operations rose 48% to $15.5 million in the third quarter of fiscal 1998 and rose 58% to $44.9 million in the first nine months of fiscal 1998. The increase in net sales of the Flight Support operations in fiscal 1998 is principally due to the sales of Northwings Accessories Corp. (Northwings), a business acquired in September 1997, and increased sales volumes of jet engine replacement parts to the Company's commercial airlines industry customers.

The balance of the increase in net sales is attributable to revenues of the Ground Support operations which rose 37% to $8.5 million in the third quarter of fiscal 1998 and rose 34% to $21.6 million in the first nine months of fiscal 1998. This increase principally reflects higher demand for the Company's Ground Support products as well as sales of new products.

The Company's Flight Support operations had a backlog of approximately $35 million as of July 31, 1998. The backlog includes approximately $28 million representing forecasted shipments over the next 12 months for certain contracts pursuant to which customers provide estimated annual usage. The current backlog increased over the October 31, 1997 backlog of approximately $24 million and the July 31, 1997 backlog of $11 million principally due to the aforementioned sales volume increase and the addition of a $2 million backlog of the newly acquired Northwings operation.

The Company's Ground Support operations had a backlog of approximately $7 million at July 31, 1998, $12 million at October 31, 1997, $11 million at July 31, 1997. This decrease principally reflects shipments related to a $4 million contract received in fiscal 1997.

Substantially all of this backlog of orders is expected to be delivered within twelve months.

The Company's gross profit margins for the third quarter of fiscal 1998 averaged 36.6% as compared to gross profit margins averaging 29.1% in the same period of fiscal 1997. Gross profit margins averaged 36.5% in the first nine months of fiscal 1998, and 31.8% in the first nine months of fiscal 1997. These increases reflect improvements in gross margins in both the Flight Support and Ground Support operations. The improvement in gross margins in the Flight Support operations reflects an increase resulting from the reimbursement in development and research costs from Lufthansa (see Note 7 to the Consolidated Condensed Financial Statements) and higher gross profit margins of the newly acquired Northwings operations. The improved gross margins in the Ground Support operations result principally from manufacturing cost efficiencies and volume increases in sales of higher gross profit margin products.

Selling, general and administrative (SG&A) expenses in the third quarter and the first nine months of fiscal 1998 increased $1,751,000 and $4,068,000, respectively, over amounts in the third quarter and the first nine months of fiscal 1997. The increase from fiscal 1997 is due principally to the SG&A expenses of Northwings, increased selling expenses within the Flight Support and Ground Support operations associated with higher sales volumes and an increase in general corporate expense. As a percentage of sales, SG&A expenses increased to 17.8% in the third quarter of fiscal 1998 from 17.5% in the third quarter of fiscal 1997 and increased to 18.1% in the first nine months of fiscal 1998 from 15.6% in the first nine months of fiscal 1997. The fiscal 1998 increases reflect higher general corporate expenses and the inclusion of Northwings SG&A expenses since acquisition. As a result of the acquisition of McClain (see Note 2 to the Consolidated Condensed Financial Statements) SG&A expenses will include additional amortization of goodwill in the amount of approximately $1.3 million annually.

Income from operations, which totaled $4,444,000 for the third quarter of fiscal 1998 and $12,423,000 for the first nine months of fiscal 1998, increased $2,188,000 and $6,054,000, respectively, over the same three-month and nine-month periods of last year. These increases reflect the acquisition of Northwings as well as increases in sales and gross margins of the Flight Support and Ground Support operations.

Interest and other income in the third quarter and the first nine months of fiscal 1998 increased $164,000 and $436,000, respectively, over the same periods in fiscal 1997. These increases are principally due to the investment of cash received from the sale of a 20% minority interest in a consolidated subsidiary to Lufthansa in October 1997.

The Company's effective tax rate of 34.3% for the first nine months of fiscal 1998 increased over the 32.7% rate in the first nine months of fiscal 1997. The increase is primarily attributable to non-deductible amortization of goodwill related to the acquisition of Northwings.

The minority interest in the third quarter and the first nine months of fiscal 1998 of $607,000 and $1,709,000, respectively, represents the aforementioned 20% minority interest held by Lufthansa in a consolidated subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1998, net cash provided by operating activities was $4,175,000, reflecting net income of $7,346,000 partially offset by increases in inventories of $6,552,000 required to meet increased sales and faster customer delivery requirements, net of a $3,963,000 increase in trade accounts payable and other current liabilities associated with the higher levels of operations.

The Company's principal investing activities during the first nine months of fiscal 1998 were $35,328,000 used in the acquisition of McClain (see Note 2 to the Consolidated Condensed Financial Statements) and purchases of property, plant and equipment of $3,989,000 including $2,759,000 related to the Series 1997 industrial development revenue bond project. The Company also purchased short-term investments of $3,771,000 (see Note 3 to Consolidated Condensed Financial Statements).

The Company's principal financing activities during the first nine months of fiscal 1998 were $27,563,000 in proceeds of long-term debt including $25,000,000 from a new $120 million revolving credit facility to partially fund the acquisition of McClain (see Note 5 to the Consolidated Condensed Financial Statements) and $2,469,000 in reimbursements for qualified expenditures from above referenced Series 1997 industrial development revenue bonds.

There have been no other material changes in the liquidity or the capital resources of the Company since the end of fiscal 1997.

YEAR 2000 ISSUE

The Company has developed plans to address any possible liability related to the impact of the Year 2000 problem on its computer systems through a conversion plan to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company does not expect the financial impact of making the required system changes to be material to the Company's consolidated financial position, results of operations or cash flows which are being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.

There can be no assurance that the Company's suppliers or vendors are or will by Year 2000 compliant. Failure of any third-party enterprises with which the Company interacts to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 11 - Computation of earnings per share.
                  Exhibit 27 - Financial Data Schedule.

         (b) The only report on Form 8-K was filed by the Company dated July 31, 1998 and is reported under Item 2, "Acquisition or Disposition of Assets," relating to the purchase of all of the outstanding capital stock of McClain International, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEICO CORPORATION
                                  (Registrant)

   SEPTEMBER 14, 1998                      BY /S/THOMAS S. IRWIN
------------------------                   -------------------------------------
        Date                               Thomas S. Irwin, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX


EXHIBIT                                DESCRIPTION
-------                                -----------

  11          Computation of Earnings Per Share.

  27          Financial Data Schedule.