Form 10-K405
period 1998-10-31
HEICO CORP
filed 1999-01-15
CIK 46619

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 15, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998 OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from                 to
                                                 ---------------    ---------------


                         COMMISSION FILE NUMBER 1-4604

                               HEICO CORPORATION
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                         65-0341002
        (State or other jurisdiction of                (I.R.S. Employer Identification No.)
         incorporation or organization)

      3000 TAFT STREET, HOLLYWOOD, FLORIDA                            33021
    (Address of principal executive offices)                        (Zip Code)

                                 (954) 987-6101
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b)of the Act:

    COMMON STOCK, PAR VALUE $.01 PER SHARE                   AMERICAN STOCK EXCHANGE
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE     (Name of Each Exchange On Which Registered)
             (Title of Each Class)

          Securities registered pursuant to Section 12(g) of the Act:

                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of December 31, 1998 was $259,000,000 based on the closing price of Common Stock of $31 9/16 and Class A Common Stock of $23 1/8 on December 31, 1998 as reported by the American Stock Exchange and after subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant.

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         COMMON STOCK, $.01 PAR VALUE                           8,389,556 SHARES
     CLASS A COMMON STOCK, $.01 PAR VALUE                       4,136,106 SHARES
                    (Class)                            (Outstanding at December 31, 1998)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III. See Item 14(a)(3) on page 48 for a listing of exhibits.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about HEICO Corporation, including, among other things:

     - Our anticipated growth strategies and ability to integrate acquired businesses;

     - Our intention to introduce new products;

     - Product pricing levels;

     - Product specifications costs and requirements;

     - Governmental and regulatory demands;

     - Anticipated trends in our businesses, including trends in the markets for jet engine parts, jet engine overhaul and ground support equipment;

     - Economic conditions within and outside of the aerospace, aviation and defense industries; and

     - Our ability to continue to control costs and maintain quality.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in the prospectus might not occur.

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     HEICO Corporation ("HEICO" or the "Company") believes it is the world's largest manufacturer of Federal Aviation Administration ("FAA") approved jet engine replacement parts, other than the original equipment manufacturers ("OEMs") and their subcontractors. It is also a leading manufacturer of ground support equipment ("GSE") to the airline and defense industries. Through our Flight Support Group, we use proprietary technology to design, manufacture and sell jet engine replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, our Flight Support Group repairs, refurbishes and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers and aircraft repair companies. In fiscal 1998, the Flight Support Group accounted for 73% of pro forma revenues. Through our Ground Support Group, we manufacture various types of GSE, including electrical power, air start, air conditioning and heating units, as well as some electronic equipment for commercial airlines and military agencies. In fiscal 1998, the Ground Support Group accounted for 27% of pro forma revenues. We currently sell our products to every major U.S. airline, as well as a growing number of airlines throughout the world.

     We have continuously operated in the aerospace industry for 38 years. Since assuming control in 1990, current management has achieved significant sales and profit growth through expanded product offerings, an expanded customer base, increased research and development expenditures, and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our revenues have grown from $19.2 million in fiscal 1994 to pro forma revenues of $112.4 million in fiscal 1998, a compound annual growth rate of 56%. During the same period, net income increased from $1.9 million to pro forma net income of $12.1 million, a compound annual growth rate of 59%.

     In October 1997, we formed a strategic alliance with Lufthansa Technik AG ("Lufthansa Technik"), the technical services subsidiary of Lufthansa German Airlines AG. Lufthansa Technik is the world's largest independent provider of engineering and maintenance services for aircraft and aircraft engines and supports over 200 airlines, governments and other customers. As part of the transaction, Lufthansa Technik acquired a 20% minority interest in our Flight Support Group, investing $29 million to date and committing to invest an additional $9 million over the next two years. This includes direct equity investments and the funding of specific research and development projects. In connection with subsequent acquisitions by our Flight Support Group, Lufthansa Technik invested additional amounts pursuant to its option to maintain a 20% equity interest. This strategic alliance should enable us to expand domestically and internationally by enhancing our ability to (i) identify key jet engine replacement parts with significant profit potential by utilizing Lufthansa Technik's extensive operating data on engine parts, (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa Technik's testing and diagnostic resources, and (iii) broaden our customer base by capitalizing on Lufthansa Technik's established relationships and alliances within the airline industry.

     The Canaan Group, an independent management consulting firm specializing in the aviation and aerospace industries, estimated the 1998 worldwide annual sales for jet engine repair, refurbishment and overhaul services to be approximately $7.5 billion, of which approximately $4 billion represented annual sales of jet engine replacement parts. While we currently supply less than 2% of the market for jet engine new replacement parts, we have been adding new products at a rapid rate. According to the Canaan Group, the jet engine replacement parts market is expected to grow at approximately 5% over the next three years. Historically, the three principal jet engine OEMs, Pratt & Whitney, General Electric (including CFM International) and Rolls Royce, have been the sole source for substantially all replacement parts. We believe that, based on our competitive pricing, reputation for high quality, short lead time requirements, strong relationships with domestic and foreign commercial air carriers and airmotives (companies that overhaul aircraft), relationship with Lufthansa Technik and successful track record of receiving Parts Manufacturer Approvals ("PMAs") from the FAA, we are uniquely positioned to continue to increase our product lines and gain market share.

     According to a 1996 study conducted by GSE TODAY, a leading ground support industry publication, the 1995 annual sales of the worldwide commercial GSE market were approximately $1.7 billion and that market was expected to grow at approximately 7% annually over the next five years. We currently supply less than 2% of this market. We believe that the GSE market is highly fragmented, with a significant number of participants supplying only one or two types of equipment. We believe that our growth in the GSE market will be driven by our ability to differentiate our product offerings with more technologically advanced and value-added products and services, as well as our ability to acquire complementary businesses.

     Jet engine maintenance is a highly regulated, ongoing process that typically accounts for approximately 6% of an aircraft's operating costs. FAA regulations require "cradle-to-grave" documentation of an engine's service life, as well as the individual parts that comprise the engine. We utilize sophisticated computer aided design technologies, advanced engineering, proprietary design and manufacturing capabilities, and our established credibility with the FAA to obtain PMAs from the FAA, allowing us to produce parts which are the functional equivalent of those available from the OEM. We believe that our sophisticated and proprietary design capabilities and experience with the PMA process create a significant barrier to entry for others.

     We believe that there are several favorable industry trends in the aviation industry that will contribute to the growth in the markets for jet engine replacement parts and GSE products, including: (i) expected strong growth in aircraft traffic and fleet size; (ii) an increase in the number of older aircraft in service; (iii) increased FAA regulations and maintenance and safety requirements that require repair or overhaul of engine and airframe components; and (iv) consolidation of the service and supply chain in the aircraft industry generally.

     We believe that replacement jet engine products and services are less susceptible than new aircraft purchases to economic cycles of the airline industry because FAA regulations require the regular replacement of jet engine parts, typically commencing four to seven years after an aircraft is first put into service. Also, many airlines tend to replace parts more frequently than required by the FAA to ensure optimal engine performance and the efficiency of their aircraft. We believe that we are different from most aerospace and defense suppliers because reductions in new aircraft orders should not adversely affect our business. Our business mostly serves companies that operate existing aircraft, not companies that build aircraft. Airline companies are increasingly cost conscious, especially during economic down-cycles, which prompts them to seek more cost effective alternatives to replacement parts manufactured by OEMs and prompts them to overhaul accessory components and fuselage structures in greater numbers in order to reduce operating costs. Most of the products sold by our Ground Support Group are not sold specifically to furnish new commercial aircraft, but are more frequently sold to replace existing older equipment, to retrofit airport gates or to service other aerospace applications.

GROWTH STRATEGY

     We intend to capitalize on our reputation for assured quality, proprietary research and development and manufacturing capabilities, customer relationships, alliance with Lufthansa Technik, as well as favorable industry trends to continue to achieve profitable growth utilizing the following specific strategies:

     - Expand Jet Engine Replacement Parts Product Lines. We intend to broaden our current jet engine replacement parts product lines through the development and receipt of additional PMAs from the FAA. Since 1991, we have added approximately 200 new PMA parts through internal development and 160 through acquisitions. We currently supply over 700 parts for Pratt & Whitney JT3D, JT8D, JT9D, PW2000 and PW4000 and CFM International CFM56 engines. We intend to increase the number of jet engine parts we offer on most of these engines as well as expand into new engine types. We select the jet engine replacement parts to design and manufacture through a process which analyzes industry information to determine which jet engine replacement parts are expected to generate the greatest profitability. Most jet engine replacement parts selected are complex, high value-added and require specific technical expertise. As part of this strategy, we have increased our research and development expenditures from $300,000 in fiscal 1991 to approximately $4.4 million in fiscal 1998. We believe that our sophisticated proprietary design technologies, advanced engineering and manufacturing capabilities and our established credibility with the FAA expedites the process of obtaining PMAs.

     - Expand Ground Support Equipment Product Lines. Since entering the GSE industry in fiscal 1996, we have aggressively expanded our GSE lines with new value-added and technologically advanced products. Over the past two years, we have added 16 new GSE products. These offerings include a new range of aircraft ground air-conditioning systems, an advanced electronic power supply system replacing existing technology for use with the International Space Station, a ground cooling system for the new F-22 Raptor fighter aircraft and a new commercial continuous-flow pneumatic airstart system. In addition, our Ground Support Group continually redesigns its existing product offerings to reflect changes in technology and differentiate its products from those of its competitors. In November 1998, our Ground Support Group introduced a ground aircraft heating system which has met with strong initial demand. In order to facilitate these new product lines, our Ground Support Group has dramatically improved its production capabilities by implementing a flow line-based manufacturing protocol and adding a new state-of-the-art, 113,000 square foot manufacturing facility in Palmetto, Florida.

     - Expand Overhaul and Repair Business. Our Flight Support Group has also pursued expansion of its FAA-authorized overhaul and repair business. Northwings' revenues increased 48% from approximately $10 million in the twelve months prior to its acquisition to $14.8 million in fiscal 1998. This growth resulted from the addition of new repair and overhaul services, as well as increased production capability and marketing efforts. Northwings' historical customer base has been limited to small passenger airlines and cargo airlines. We are seeking to expand Northwings' customer base with these types of customers, as well as add larger commercial airline customers. This strategy also applies to the fuselage structures repair business acquired in October 1998.

     - Pursue Acquisitions of Complementary Businesses. A key element of our strategy involves growth through acquisitions in both the Flight and Ground Support Group businesses. In connection with our acquisitions, we seek to identify cost savings and production efficiencies, increase research and development and marketing expenditures and improve customer service. Historically, through application of this strategy, we have achieved significant growth in revenues and product offerings while improving overall profitability. Our Flight Support Group, in December 1998, acquired Rogers-Dierks, Inc. ("Rogers-Dierks") and in July 1998 acquired McClain International, Inc. ("McClain"), both of which are designers and manufacturers of FAA PMA jet engine replacement parts. In September 1997, we acquired Northwings Accessories Corp. ("Northwings"), an FAA authorized overhaul and repair facility, and, in October 1998, Associated Composite, Inc. ("Associated"), a Miami, Florida-based aircraft fuselage structure repair and overhaul business, to complement our Flight Support Group.

     - Expand Internationally. In fiscal 1998, approximately 23% of our revenues were derived from sales outside of the United States. Our strategy is to increase our international sales, both in the jet engine replacement parts and ground support equipment businesses, utilizing our relationship with Lufthansa Technik to identify new customers throughout the world. We intend to leverage Lufthansa Technik's established industry presence and participation in alliances, such as the Star Alliance which is currently comprised of six major airlines, to broaden our international exposure and develop relationships which, we believe, will lead to increased sales of our products internationally.

FLIGHT SUPPORT GROUP

     Our Flight Support Group designs, engineers, manufactures, repairs and/or overhauls jet engine parts and components such as combustion chambers, gas flow transition ducts and various other engine and air frame parts. We also manufacture specialty aviation and defense components as a subcontractor. We serve a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo couriers, (ii) OEMs, (iii) repair and overhaul facilities, and (iv) the U.S. government.

     Jet engine replacement parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories (in all of which we participate) are as follows: (i) rotable; (ii) repairable; and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is "life limited" parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

     Aircraft engine replacement parts are classified within the industry as (i) factory-new, (ii) new surplus, (iii) overhauled, (iv) serviceable, and (v) as removed. A factory-new or new surplus part is one that has never been installed or used. Factory-new parts are purchased from FAA-approved manufacturers (such as HEICO or OEMs) or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely repaired and inspected by a licensed repair facility (such as ours). An aircraft spare part is classified repairable if it can be repaired by a licensed repair facility under applicable regulations. A part may also be classified repairable if it can be can be removed by the operator from an aircraft or engine while operating under an approved maintenance program and is airworthy and meets any manufacturer or time and cycle restrictions applicable to the part. A factory-new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in "as removed" condition requires inspection and possibly functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

     Factory-New Jet Engine Replacement Parts. Our principal business is the research and development, design, manufacture and sale of FAA-approved jet engine replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies. Our principal competitor is Pratt & Whitney, a division of United Technologies Corporation ("UTC"). The Flight Support Group's factory-new jet engine replacement parts include combustion chambers and various other jet engine replacement parts. A key element of our growth strategy is the continued design and development of an increasing number of PMA replacement parts in order to further penetrate our existing customer base and obtain new customers. We select the jet engine replacement parts to design and manufacture through a selection process which analyzes industry information to determine which jet engine replacement parts are expected to generate the greatest profitability. As part of Lufthansa Technik's investment in the Flight Support Group, Lufthansa Technik will have the right to select 50% of the engine parts for which we will seek PMAs, provided that such parts are technologically and economically feasible and substantially comparable with the profitability of our other PMA parts.

     The following table sets forth (i) the lines of engines for which we provide jet engine replacement parts and (ii) the approximate number of such engines currently in service as estimated by us. Although we expect that our strategic alliance with Lufthansa Technik will broaden our product lines, most of our current PMA parts are for Pratt & Whitney engines, with a substantial majority for the JT8D. See "Risk Factors -- Dependence on JT8D Aircraft Engine Aftermarket."

                                                NUMBER
               OEM                  LINES     IN SERVICE       PRINCIPAL ENGINE APPLICATION
----------------------------------  ------    ----------    ----------------------------------
PRATT & WHITNEY                      JT8D      9,500        Boeing 727 and 737 (100 and 200
                                                              series)
                                                            McDonnell Douglas DC-9 and MD-80
                                     JT9D      2,000        Boeing 747 (100, 200 and 300
                                                              series) and 767 (200 series)
                                                            Airbus A300 and A310
                                                            McDonnell Douglas DC-10
                                    PW2000      700         Boeing 757
                                    PW4000     1,600        Boeing 747-400, 767-300 and 777
                                                            Airbus A300, A310 and A330
                                                            McDonnell Douglas MD-11
CFM INTERNATIONAL (a joint venture  CFM56      6,500        Boeing 737 (300, 400, 500, 700,
  of General Electric and SNECMA)                             800 and 900 series)
                                                            Airbus A320 and A340-200
GENERAL ELECTRIC                     CF6                    Boeing 747 and 767
                                                            Airbus A300, A310 and A330
                                                            McDonnell Douglas MD-11

     Repair and Overhaul Services. We provide jet engine replacement parts repair and overhaul services for the Pratt & Whitney JT8D, JT3D, JT9D, PW2000 and PW4000, General Electric CF6 and the CFM International CFM56 engines. Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment. The repair and overhaul services offered by us include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines, aircraft wings and frames or fuselages. Engine accessories include fuel pumps, generators and fuel controls. Parts include pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, electro-mechanical equipment and auxiliary power unit accessories.

     We continually evaluate new engine lines, models and derivatives to determine whether the potential demand for overhaul services justifies the expenditures required for inventory and modifications to tooling and equipment. We believe that our September 1997 acquisition of Northwings and October 1998 acquisition of Associated will provide us with a well-established platform for additional growth in the repair and overhaul sector of the aviation industry.

     Subcontracting for OEMs/Manufacture of Specialty Aircraft/Defense Related Parts. We also derive revenue from the sale of specialty components as a subcontractor for OEMs and the U.S. government.

GROUND SUPPORT GROUP

     We currently serve the commercial and military GSE markets through the manufacture of electrical ground power units, air start units, and air conditioning and heating units that are sold to both domestic and foreign commercial and military customers. Our Ground Support Group also manufactures specialty military electronics such as shipboard power supplies and power converters. Because military and commercial aircraft vary so widely by size and manufacturer, unique equipment is often required for each distinct air frame. Military aircraft require particularly unique equipment arrangements that necessitate custom manufacturing. Examples of our GSE products include a sophisticated cooling system for the Air Force's new F-22 fighter aircraft and a combination ground power and air conditioning unit for the F-16 aircraft.

MANUFACTURING AND QUALITY CONTROL

     Our manufacturing operations involve a high level of technical expertise and vertical integration, including computer numerical control ("CNC") machining, complex sheet metal fabrication, vacuum heat treating, plasma spraying and laser cutting. We also perform all of the design and engineering for our products. Specific components of the process include:

     - Research and Development. Our research and development department uses state-of-the-art equipment such as a scanning electron microscope, CAD/CAM/CAE workstations and finite element analysis and thermal testing software to design and engineer components, as well as to ensure accurate data transfer between our new product development and manufacturing departments. Our engineers are recruited from OEMs and other aerospace industry participants in a variety of disciplines, including aerodynamics, heat transfer, manufacturing, materials and structures. See "-- FAA Approvals and Product Design."

     - Machining and Fabrication. Our CNC machining capabilities provide cost advantages and dimensional repeatability with a variety of aerospace materials. Our lathes are frequently equipped with touch probes to perform critical in-process evaluations and automatically adjust machining parameters. Fabrication capabilities include custom-designed machines that automatically position and spot, fusion and flash weld, mechanical and hydraulic presses, and wire, as well as conventional, electrical discharge machining.

     - Special Processes. We believe that our heat treatment, brazing, plasma spraying and other in-house special process capabilities reduce lead times and allow us to better control the quality of our products. For example, our robotic systems can apply thermal barrier and heat resistant coatings to parts ranging from 0.25 inches to 60 inches in dimension.

     - Quality Control. We incur significant expenses to maintain the most stringent quality control of our products and services. In addition to domestic and foreign governmental regulations, OEMs, commercial airlines and other customers require that we satisfy certain requirements relating to the quality of our products and services. We perform testing and certification procedures on all of the products that we design, engineer, manufacture, repair and overhaul, and maintain detailed records to ensure traceability of the production of and service on each aircraft component. Management believes that the resources required to institute and maintain our quality control procedures represents a barrier to entry for competitors.

FAA APPROVALS AND PRODUCT DESIGN

     Non-OEM manufacturers of jet engine replacement parts must receive a PMA from the FAA. The PMA process includes the submission of sample parts, drawings and testing data to one of the FAA's Aircraft Certification Offices where the submitted data are analyzed. We believe that an applicant's ability to successfully complete the PMA process is limited by several factors, including
(i) the agency's confidence level in the applicant, (ii) the complexity of the part, (iii) the volume of PMAs being filed, and (iv) the resources available to the FAA. We also believe that companies such as HEICO that have demonstrated their manufacturing capabilities and established track records with the FAA generally receive a faster turnaround time in the processing of PMA applications. Finally, we believe that the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

     As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures increased from approximately $300,000 in 1991 to approximately $4.5 million in fiscal 1998. Moreover, under our strategic alliance with Lufthansa Technik, Lufthansa Technik agreed to fund $16 million for research and development projects relating to jet engine replacement parts. We believe that our Flight Support Group's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

     We benefit from our proprietary rights relating to certain designs, engineering, manufacturing processes and repair and overhaul procedures. Customers often rely on us to provide initial and additional components, as well as to redesign, re-engineer, replace or repair and provide overhaul services on such aircraft components at every stage of their useful lives. In addition, for some products, our unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on us for production of such designed product.

     While we have developed proprietary techniques, software and manufacturing expertise for the manufacture of jet replacement parts, we have no patents for these proprietary techniques and choose to rely on trade secret protection. We believe that although our proprietary techniques, software and expertise are subject to misappropriation or obsolescence, development of improved methods and processes and new techniques by us will continue on an ongoing basis as dictated by the technological needs of our business.

SALES, MARKETING AND CUSTOMERS

     Each of our operating divisions and subsidiaries independently conducts sales and marketing efforts directed at their respective customers and industries and, in some cases, collaborates with other operating divisions and subsidiaries within its group for cross-marketing efforts. Sales and marketing efforts are conducted primarily by in-house personnel and, to a lesser extent, by independent manufacturer's representatives. Generally, the in-house sales personnel receive a base salary plus commission and manufacturer's representatives receive a commission on sales.

     We believe that direct relationships are crucial to establishing and maintaining a strong customer base and, accordingly, our senior management are actively involved in our marketing activities, particularly with established customers. We are also a member of various trade and business organizations related to the commercial aviation industry, such as the Aerospace Industries Association ("AIA"), the leading trade association representing the nation's manufacturers of commercial, military and business aircraft, aircraft engines and related components and equipment. Due in large part to our established industry presence, we enjoy strong customer relations, name recognition and repeat business.

     We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs and military units. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. However, the net sales to our five largest customers accounted for approximately 32% of total net sales during the year ended October 31, 1998.

COMPETITION

     The aerospace product and service industry is characterized by intense competition and some of our competitors have substantially greater name recognition, inventories, complementary product and service offerings, financial, marketing and other resources than us. As a result, such competitors may be able to respond more quickly to customer requirements than us. Moreover, smaller competitors may be in a position to offer more attractive pricing of engine parts as a result of lower labor costs and other factors.

Any expansion of our existing products or services could expose us to new competition. See "Risk Factors -- Competition."

     Our jet engine replacement parts business competes primarily with Pratt & Whitney and, to a much lesser extent, General Electric. The competition is principally based on price and service inasmuch as our parts are interchangeable with the parts produced by Pratt & Whitney. We believe that we supply over 50% of the market for certain JT8D engine parts for which we hold a PMA from the FAA, with Pratt & Whitney controlling the balance. With respect to other aerospace products and services sold by the Flight Support Group, we compete with both the leading jet engine OEMs and a large number of machining, fabrication and repair companies, some of which have greater financial and other resources than us. Competition is based mainly on price, product performance, service and technical capability.

     Competition for the repair and overhaul of jet engine components comes from three principal sources: OEMs, major commercial airlines and other independent service companies. Some of these companies have greater financial and other resources than us. Some major commercial airlines own and operate their own service centers and sell repair and overhaul services to other aircraft operators. Foreign airlines that provide repair and overhaul services typically provide these services for their own components and for third parties. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components. We believe that the principal competitive factors in the airmotive market are quality, turnaround time, overall customer service and price.

     Our Ground Support Group competes with several large and small domestic and foreign competitors, some of which have greater financial resources than us. We believe the market for our GSE is highly fragmented, with competition based mainly on price, product performance and service.

RAW MATERIALS

     We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings and forgings, from various vendors. We also purchase parts, including diesel and gas powered engines, compressors and generators. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

BACKLOGS

     Our Flight Support operations had a backlog of unshipped orders as of October 31, 1998 of $28.6 million as compared to $24.0 million as of October 31, 1997. This backlog includes $16.9 million representing forecasted shipments over the next twelve months for some contracts of the Flight Support operations pursuant to which customers provide estimated annual usage. Our Ground Support operations had a backlog of $6.8 million as of October 31, 1998 and $12.5 million as of October 31, 1997. Substantially all of the backlog of orders as of October 31, 1998 are expected to be delivered during fiscal 1999.

GOVERNMENT REGULATION

     The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine parts and airframes. In addition, the FAA requires that various maintenance routines be performed on aircraft engines, some engine parts and airframes at regular intervals based on cycles or flight time. Engine maintenance must also be performed upon the occurrence of certain events, such as foreign object damage in an aircraft engine or the replacement of life-limited engine parts. Such maintenance usually requires that an aircraft engine be taken out of service. Our operations may in the future be subject to new and more stringent regulatory requirements. In that regard, we closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us.

     Because our jet engine replacement parts largely consist of older model JT8D aircraft engines and engine parts, we are substantially impacted by the FAA's noise regulations. The ability of aircraft operators to utilize such JT8D aircraft engines in domestic flight operations is significantly influenced by regulations promulgated by the FAA governing, among other things, noise emission standards. Pursuant to the Aircraft Noise and Capacity Act, the FAA has required all aircraft operating in the United States with a maximum weight of more than 75,000 pounds to meet Stage 2 noise restriction levels. The FAA has mandated that all such Stage 2 aircraft (such as the non-hush-kitted Boeing 727-200s, Boeing 737-200s and McDonnell Douglas DC-9-30/40/50s) must be phased out of operation in the contiguous United States by December 31, 1999. This ban on operation in the United States of non-hush-kitted Stage 2 aircraft applies to both domestic and foreign aircraft operators. The European Union has adopted similar restrictions for the operation of Stage 2 aircraft within member nations of the European Union subject to a variety of exemptions. Various communities surrounding the larger European cities also have adopted more stringent local regulations which restrict the operation of non-hush-kitted aircraft in such jurisdictions.

ENVIRONMENTAL REGULATION

     Our operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency (the "EPA"). Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation, and disposal of hazardous materials, the health and safety of workers, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Notwithstanding these burdens, we believe that we are in material compliance with all federal, state, and local laws and regulations governing our operations.

     We are principally subject to the requirements of the Clean Air Act of 1970 (the "CAA"), as amended in 1990; the Clean Water Act of 1977; the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"); the Resource Conservation Recovery Act of 1976 (the "RCRA"); and the Hazardous and Solid Waste Amendments of 1984. The following is a summary of the material regulations that are applicable to us.

     The CAA imposes significant requirements upon owners and operators of facilities that discharge air pollutants into the environment. The CAA mandates that facilities which emit air pollutants comply with certain operational criteria and secure appropriate permits. Additionally, authorized states such as Florida may implement various aspects of the CAA and develop their own regulations for air pollution control. Our facilities presently hold air emission permits and we intend to conduct an air emissions inventory and health and safety audit of our facilities and, depending upon the results of such assessments, may find it necessary to secure additional permits and/or to install additional control technology, which could result in the initiation of an enforcement action, the imposition of penalties and the possibility of substantial capital expenditures.

     CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), is designed to respond to the release of hazardous substances. CERCLA's most notable objectives are to provide criteria and funding for the cleanup of sites contaminated by hazardous substances and impose strict liability on parties responsible for such contamination, namely owners and operators of facilities or vessels from which such releases or threatened releases occur, and persons who generated, transported, or arranged for the transportation of hazardous substances to a facility from which such release or threatened release occurs.

     RCRA and EPA's implementing regulations establish the basic framework for federal regulation of hazardous waste. RCRA governs the generation, transportation, treatment, storage and disposal of hazardous waste through a comprehensive system of hazardous waste management techniques and requirements. RCRA requires facilities such as ours that treat, store, or dispose of hazardous waste to comply with enumerated operating standards. Many states, including Florida, have created programs similar to RCRA for the purpose of issuing annual operating permits and conducting routine inspections of such facilities to ensure regulatory compliance. We believe that our facilities are in material compliance with all currently applicable RCRA and similar state requirements, hold all applicable permits required under RCRA, and are operating in material compliance with the terms of all such permits.

     In addition, Congress has enacted federal regulations governing the underground storage of petroleum products and hazardous substances. The federal underground storage tank ("UST") regulatory scheme mandates that EPA establish requirements for leak detection, construction standards for new USTs, reporting of releases, corrective actions, on-site practices and record-keeping, closure standards, and financial responsibility. Some states, including Florida, have promulgated their own performance criteria for new USTs, including requirements for spill and overfill protection, UST location, as well as primary and secondary containment. We believe that our facilities are in material compliance with the federal and state UST regulatory requirements and performance criteria.

     Other Regulation. We are also subject to a variety of other regulations including work-related and community safety laws. The Occupational Safety and Health Act of 1970 ("OSHA") mandates general requirements for safe workplaces for all employees. In particular, OSHA provides special procedures and measures for the handling of some hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous. We believe that our operations are in material compliance with OSHA's health and safety requirements.

INSURANCE

     We are a named insured under policies which include the following coverage:
(i) product liability, including grounding, up to $350 million (combined single limit and in the annual aggregate); (ii) personal property, inventory and business income at our facilities with blanket coverage up to $134 million;
(iii) general liability coverage up to $2 million ($1 million limit for each claim); (iv) employee benefit liability up to $1 million for each claim and in the aggregate; (v) international liability and automobile liability of up to $1 million; (vi) umbrella liability coverage up to $20 million for each occurrence and in the aggregate; and (vii) various other activities or items subject to certain limits and deductibles. We believe that these coverages are adequate to insure against the various liability risks of our business.

EMPLOYEES

     As of December 31, 1998, we, and our subsidiaries, had 660 full-time employees, of which 496 were in the Flight Support Group, 154 were in the Ground Support Group, and 10 were corporate. None of our employees is represented by a union. We believe that our employee relations are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company has no operations located outside the United States. See Note 14 to the Consolidated Financial Statements for additional information regarding the Company's export sales.

ITEM 2.  PROPERTIES

     We own or lease the following facilities:

                                                          SQUARE        OWNED/LEASE
         LOCATION                    DESCRIPTION          FOOTAGE        EXPIRATION
---------------------------  ---------------------------  -------      --------------
Hollywood, Florida           Flight Support Group         140,000      Owned
                             manufacturing facility and
                             corporate headquarters
Palmetto, Florida            Ground Support Group         113,000      Owned
                             manufacturing facility and
                             office
Atlanta, Georgia             Flight Support Group         38,400(1)    Owned
                             engineering and
                             manufacturing facility
Miami, Florida               Overhaul and repair          56,000       Owned
                             facility(2)
Miami, Florida               Overhaul and repair           9,000       May 1999
                             facility(3)
Miami, Florida               Overhaul and repair          18,000       Month-to-month
                             facility(3)
Miami, Florida               Administrative offices        2,300       December 1999
Anacortes, Washington        Flight support                9,000       June 2003
                             manufacturing facility

---------------

(1) After completion of current expansion expected by May 1999.
(2) We have purchased this facility to replace our existing repair and overhaul facilities in Miami, Florida, and are in the process of renovations. Occupancy is expected by May 1999.
(3) We expect to move out of this facility in May 1999 and into the facility referenced in footnote (2) above.

     For additional information with respect to our leases, see Note 5 of Notes to our Consolidated Financial Statements.

     We believe that our current capacity, coupled with our plans for facilities expansion, is sufficient to handle our anticipated needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1989, the Flight Support Group was named a defendant in a complaint filed by UTC alleging infringement of a patent, misappropriation of trade secrets and unfair competition relating to some jet engine parts and coatings sold by the Flight Support Group in competition with Pratt & Whitney, a division of UTC, and sought damages of approximately $30 million. A summary judgment motion filed on our behalf was granted, and all allegations against us were dismissed. UTC may challenge these rulings in further court proceedings. A counter-claim filed by us is still pending. The ultimate outcome of this litigation is not certain at this time and no provision for litigation costs and/or gain or loss, if any, has been made in the consolidated financial statements. The legal costs, management efforts and other resources that have been and continue to be incurred by us are substantial. There can be no assurance that the lawsuit will not have a material adverse effect on our business, results of operations and financial condition.

     In May 1998, we were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a The Aetna Casualty and Surety Co. ("Travelers"). The complaint seeks reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending us in the aforementioned litigation with

UTC. In addition, Travelers seeks a declaratory judgment that we did not and do not have insurance coverage under certain insurance policies with Travelers and, accordingly, that Travelers did not have and does not have a duty to defend or indemnify us under such policies. Also named as defendants in Travelers' lawsuit are UTC and one of the law firms representing us in the UTC litigation.

     We intend to vigorously defend Travelers' claim and believe that we have significant counterclaims for damages. After taking into consideration legal counsel's evaluation of Travelers' claim, management is of the opinion that the outcome of the Travelers litigation will not have a significant adverse effect on our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The names and ages of, and offices held by, the executive officers of the Company are as follows:

                                                                                                DIRECTOR
                NAME                   AGE                      POSITION(S)                      SINCE
                ----                   ---                      -----------                     --------
Laurans A. Mendelson                   60    Chairman of the Board, President and Chief           1989
                                               Executive Officer
Thomas S. Irwin                        52    Executive Vice President and Chief Financial
                                               Officer
Eric A. Mendelson                      33    Vice President and Director, President of HEICO      1992
                                               Aerospace Holdings Corp.
Victor H. Mendelson                    31    Vice President, General Counsel and Director,        1996
                                               President of HEICO Aviation Products Corp.
James L. Reum                          67    Executive Vice President and Chief Operating
                                               Officer of HEICO Aerospace Holdings Corp.

     Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. Mr. Mendelson has also served as Chief Executive Officer of the Company since February 1990, President of the Company since September 1991 and served as President of MediTek Health Corporation from May 1994 until its sale in July 1996. He has been Chairman of the Board of Ambassador Square, Inc. (a Miami, Florida real estate development and management company) since 1980 and President of that company since 1988. He has been Chairman of Columbia Ventures, Inc. (a private investment company) since 1985 and President of that company since 1988. In 1997, Mr. Mendelson served on the board of governors of the AIA. Mr. Mendelson is a Certified Public Accountant. Mr. Mendelson is a member of the Board of Trustees of Columbia University and the Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida.

     Thomas S. Irwin has served as Executive Vice President and Chief Financial Officer of the Company since September 1991 and served as Senior Vice President of the Company from 1986 to 1991 and Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant.

     Eric A. Mendelson has served as Vice President of the Company since 1992, and has been President of HEICO Aerospace Holdings Corp. ("HEICO Aerospace"), a subsidiary of HEICO, since is formation in 1997 and President of HEICO Aerospace Corporation since 1993. He also served as President of HEICO's Jet Avion Corporation, a wholly owned subsidiary of HEICO Aerospace, from 1993 to 1996 and served as Jet Avion's Executive Vice President and Chief Operating Officer from 1991 to 1993. From 1990 to 1991, Mr. Mendelson was Director of Planning and Operations of the Company. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation ("MIC"), a private investment company which is a shareholder of HEICO. He received his AB degree from Columbia College and his MBA from the Columbia University Graduate School of Business. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

     Victor H. Mendelson has served as Vice President of the Company since 1996, as President of HEICO Aviation Products Corp. since September 1996 and as General Counsel of the Company since 1993. He served as Executive Vice President of MediTek Health Corporation from 1994 and its Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President, of Mendelson International Corporation (a private investment company which is a shareholder of HEICO). Mr. Mendelson received his AB degree from Columbia College and his JD from The University of Miami School of Law. He is a Trustee of St. Thomas University, Miami, Florida. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

     James L. Reum has served as Executive Vice President of HEICO Aerospace since April 1993 and Chief Operating Officer of HEICO Aerospace since May 1995. He also served as President of LPI Industries Corporation from 1991 to 1998 and President of Jet Avion Corporation since March 1996. From January 1990 to August 1991, he served as Director of Research and Development for Jet Avion Corporation. From 1986 to 1989, Mr. Reum was self-employed as a management and engineering consultant to companies primarily within the aerospace industry. From 1957 to 1986, he was employed in various management positions with Chromalloy Gas Turbine Corp., Cooper Airmotive (later named Aviall, Inc.), United Airlines, Inc. and General Electric Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors, Executive Officers and 10% shareholders to file initial reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission and the American Stock Exchange. Directors, Executive Officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the review of such reports furnished to the Company, the Company believes that during 1998, the Company's Directors, Executive Officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Commencing April 24, 1998, the Class A Common Stock began trading on the American Stock Exchange ("AMEX") under the symbol "HEI.A." The Common Stock is traded on AMEX under the symbol "HEI." The following table sets forth, for the periods indicated, the high and low sales prices for the Class A Common Stock and the Common Stock as reported on AMEX, as well as the amount of cash dividends paid per share during such periods. Lufthansa Technik, as a 20% shareholder of our Flight Support Group, will be entitled to 20% of any dividends paid by our Flight Support Group.

     In December 1996, the Company declared a 10% stock dividend and, in November 1997, declared a three-for-two stock split. In April 1998, the Company distributed a 50% stock dividend paid in shares of Class A Common Stock. The quarterly sales prices and cash dividend amounts have been retroactively adjusted for the stock split and stock dividends.

                              CLASS A COMMON STOCK

                                                                                CASH DIVIDENDS
                                                               HIGH     LOW       PER SHARE
                                                              ------   ------   --------------
FISCAL 1998:
  Third Quarter (commencing April 24, 1998).................  $29.75   $21.25       $.025
  Fourth Quarter............................................   23.75    12.13          --

     On January 13, 1999, there were 1,143 holders of record of the Class A Common Stock.

                                  COMMON STOCK

                                                                                CASH DIVIDENDS
                                                               HIGH     LOW       PER SHARE
                                                              ------   ------   --------------
FISCAL 1997:
  First Quarter.............................................  $11.72   $ 6.88       $ .022
  Second Quarter............................................   12.00     9.89           --
  Third Quarter.............................................   11.22     9.33         .022
  Fourth Quarter............................................   17.56    10.56           --
FISCAL 1998:
  First Quarter.............................................  $19.25   $13.78       $ .025
  Second Quarter............................................   33.50    19.20           --
  Third Quarter.............................................   33.75    23.06         .025
  Fourth Quarter............................................   25.63    15.94           --

     On January 13, 1999, there were 1,231 holders of record of the Common
Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       YEAR ENDED OCTOBER 31,
                                                        ----------------------------------------------------
                                                          1994       1995       1996       1997       1998
                                                        --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net sales.............................................  $ 19,212   $ 25,613   $ 34,565   $ 63,674   $ 95,351
                                                        --------   --------   --------   --------   --------
Gross profit..........................................     5,835      8,116     12,169     20,629     36,104
Selling, general and administrative expenses..........     5,495      6,405      7,657     11,515     17,140
                                                        --------   --------   --------   --------   --------
Operating income......................................       340      1,711      4,512      9,114     18,964
Interest expense......................................        59        169        185        477        984
Income:
  From continuing operations before cumulative effect
    of change in accounting principle.................  $    640   $  1,437   $  3,665   $  7,019   $ 10,509
  From discontinued operations(1).....................       830      1,258        963         --         --
  From gain on sale of discontinued operations........        --         --      5,264         --         --
  From cumulative effect on prior years of change in
    accounting principle..............................       381         --         --         --         --
                                                        --------   --------   --------   --------   --------
Net income............................................  $  1,851   $  2,695   $  9,892   $  7,019   $ 10,509
                                                        ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding:(2)
      Basic...........................................    11,209     11,307     11,680     12,040     12,499
      Diluted.........................................    11,351     11,930     13,282     14,418     15,541
PER SHARE DATA:(2)
Income from continuing operations before cumulative
  effect of change in accounting principle:
      Basic...........................................  $    .06   $    .13   $    .31   $    .58   $    .84
      Diluted.........................................       .06        .12        .28        .49        .68
Net income:
  Basic...............................................       .17        .24        .84        .58        .84
  Diluted.............................................       .16        .23        .75        .49        .68
Cash dividends(2).....................................      .030       .032       .038       .045       .050
BALANCE SHEET DATA (AT YEAR END):
Working capital.......................................  $ 12,691   $ 14,755   $ 25,248   $ 45,131   $ 40,587
Total assets..........................................    39,020     47,401     61,836     88,639    133,061
Total debt (including current portion)................     5,456      7,870      6,516     10,800     30,520
Minority interest in consolidated subsidiary..........        --         --         --      3,273     14,892
Shareholders' equity..................................    27,061     30,146     41,488     59,446     67,607

---------------

(1) Represents income from the discontinued health care operations that were sold in fiscal 1996.
(2) Information has been adjusted to reflect three-for-two stock splits distributed in April 1996 and December 1997, 10% stock dividends paid in July 1995, February 1996, July 1996 and January 1997 and the 50% stock dividend, in shares of Class A Common Stock, paid in April 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Our Flight Support Group, which currently accounts for approximately 73% of our pro forma revenues, consists of the following seven operating subsidiaries:

NAME
----                                                    DESCRIPTION OF PRINCIPAL OPERATIONS
Jet Avion Corporation........................  Design and manufacture of FAA-approved jet engine replacement parts
LPI Industries Corporation...................  Original equipment manufacturer subcontractor
Aircraft Technology, Inc.....................  Repair and overhaul of jet engine combustion chambers and related parts
Northwings Accessories Corp..................  Repair and overhaul of jet engine and airframe components and accessories
McClain International, Inc...................  Design, manufacture and overhaul of FAA-approved jet engine replacement parts
Associated Composite, Inc....................  Repair and overhaul of aircraft fuselage structures
Rogers-Dierks, Inc...........................  Design and manufacture of FAA-approved jet engine replacement parts

     Our Ground Support Group, which currently accounts for approximately 27% of our pro forma revenues, consists of the following operating subsidiary:

NAME
----                                                    DESCRIPTION OF PRINCIPAL OPERATIONS
Trilectron Industries, Inc...................  Design and manufacture of ground support equipment

     Our results of operations during the current and prior fiscal years have been affected by a number of significant transactions. As a result of the significant impact of these transactions, we do not believe that our results of operations are necessarily comparable on a period-to-period basis. This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included or incorporated by reference herein. For further information regarding the acquisitions discussed below, see Note 2 to our Consolidated Financial Statements. These acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the date of acquisition.

     As of December 4, 1998, through our Flight Support Group, we acquired Rogers-Dierks for approximately $14.1 million in cash and approximately $1.1 million in deferred payments over the next two years, with additional consideration of up to approximately $7.3 million payable in cash or shares of our Class A Common Stock.

     On October 19, 1998, through our Flight Support Group, we acquired Associated for approximately $1.3 million in cash.

     On July 31, 1998, we completed the acquisition of McClain for approximately $41.0 million in cash. The Company also acquired McClain's headquarters facility for an additional $2.5 million.

     On October 30, 1997, we entered into a strategic alliance with Lufthansa Technik, whereby Lufthansa Technik agreed to invest approximately $26.0 million in our Flight Support Group, including $10.0 million paid at closing pursuant to a stock purchase agreement and approximately $16.0 million to be paid to our Flight Support Group over three years pursuant to a research and development cooperation agreement, which will partially fund accelerated development of additional FAA-approved replacement parts for jet engines. As part of the strategic alliance, we sold 20% of the Flight Support Group. In connection with subsequent acquisitions, Lufthansa Technik invested an additional $11.9 million to purchase its proportional 20% interest in the acquisitions. The funds received pursuant to the research and development cooperation agreement reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa Technik and our Flight Support Group have agreed to cooperate regarding technical services and marketing support for jet engine parts on a worldwide basis. For further information regarding the strategic alliance and sale of the 20% minority interest, see Note 2 to the Company's Consolidated Financial Statements.

     Effective September 1, 1997, the Company acquired Northwings. In consideration of this acquisition, the Company paid approximately $6.7 million in cash and 232,360 shares of the Company's Common Stock, having an aggregate fair value of approximately $3.5 million.

     Effective September 1, 1996, the Company acquired Trilectron Industries, Inc. ("Trilectron") for $6.6 million in cash and the assumption of debt aggregating $2.3 million.

     In July 1996, the Company sold its wholly-owned healthcare subsidiary, MediTek Health Corporation ("MediTek") to U.S. Diagnostic Inc. The Company received $13.8 million in cash and a $10.0 million, 6 1/2% convertible promissory note. The sale of MediTek resulted in a fiscal 1996 gain of $5.3 million, net of taxes. In September 1997, the Company sold the convertible note to an unrelated party for the stated par value of $10.0 million plus accrued interest. For further information regarding the sale of MediTek, see Note 13 to the Company's Consolidated Financial Statements.

     The Company paid 10% stock dividends in July 1995, February 1996, July 1996, and January 1997. In addition, the Company distributed 3-for-2 stock splits in April 1996 and December 1997. In April 1998, the Company paid a 50% stock dividend in shares of Class A Common Stock. All net income per share, dividends per share and common stock outstanding information has been adjusted for all years presented in this Prospectus to give effect to the stock dividends and stock splits.

RESULTS OF OPERATIONS

     For the periods indicated, the following table sets forth net sales by product and the percentage of net sales represented by the respective items in the Company's Consolidated Statements of Operations.

                                                                 YEAR ENDED OCTOBER 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------    -------    -------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
Net sales
  Flight Support............................................  $32,240    $41,522    $65,412
  Ground Support............................................    2,325     22,152     29,939
                                                              -------    -------    -------
                                                              $34,565    $63,674    $95,351
                                                              =======    =======    =======
Net sales...................................................    100.0%     100.0%     100.0%
Gross profit................................................     35.2%      32.4%      37.9%
Selling, general and administrative expenses................     22.1%      18.1%      18.0%
Operating income............................................     13.1%      14.3%      19.9%
Interest expense............................................      0.5%       0.8%       1.0%
Interest and other income...................................      3.0%       2.7%       2.2%
Income tax expense..........................................      5.0%       5.2%       7.3%
Minority interest...........................................       --%        --%       2.8%
Income from continuing operations...........................     10.6%      11.0%      11.0%

  COMPARISON OF FISCAL 1998 TO FISCAL 1997

  Net Sales

     Net sales in fiscal 1998 totaled $95.4 million, up 50% when compared to fiscal 1997 net sales of $63.7 million.

     The increase in fiscal 1998 sales reflects an increase of $23.9 million (a 58% increase) to $65.4 million from the Company's Flight Support products (which include repair and overhaul services). This increase includes incremental sales of Northwings (twelve months in fiscal 1998 versus two months in fiscal 1997) and McClain aggregating $15.7 million, with the balance reflecting increased sales volumes of jet engine replacement parts to the Company's commercial airline industry customers. The net sales increase also reflects an increase of $7.8 million (a 35% increase) to $29.9 million in revenues from the Company's Ground Support products principally due to higher demand for the Company's Ground Support products as well as sales of new products.

  Gross Profits and Operating Expenses

     The Company's gross profit margins averaged 37.9% in fiscal 1998 as compared to 32.4% in fiscal 1997. This increase reflects improvements in gross margins in both the Flight Support and Ground Support operations. The improvement in gross profit margins in the Flight Support Group reflects an increase resulting from the reimbursement of research and development costs from Lufthansa Technik and higher gross profit margins for Northwings. Fiscal 1998 and 1997 cost of sales amounts include approximately $900,000 and $3.1 million, respectively, of new product research and development expenses. The expenses for fiscal 1998 are net of $3.5 million received from Lufthansa Technik. The improved gross margins in the Ground Support operations resulted principally from manufacturing cost efficiencies and increased sales of products with higher profit margins.

     Selling, general and administrative ("SG&A") expenses were $17.1 million in fiscal 1998 and $11.5 million in fiscal 1997. As a percentage of net sales, SG&A expenses remained comparable at 18.0% in fiscal 1998 and 18.1% in fiscal 1997, despite higher corporate expenses and the inclusion of a full year of Northwings' SG&A expenses, reflecting continuing efforts to control costs while increasing revenues. As a result of the acquisitions of McClain, Associated and Rogers-Dierks, SG&A expenses will include additional goodwill amortization of approximately $1.8 million annually.

  Operating Income

     Operating income increased $9.9 million to $19.0 million (a 108% increase) in fiscal 1998 from $9.1 million in fiscal 1997. The improvement in operating income was due primarily to increases in sales and gross margins of the Flight Support Group and Ground Support operations discussed above as well as the acquisitions of Northwings and McClain.

  Interest Expense

     Interest expense increased $507,000 to $984,000 from fiscal 1997 to fiscal 1998. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's $120 million credit facility, used principally to finance the Company's acquisitions.

  Interest and Other Income

     Interest and other income increased $340,000 to $2.1 million from fiscal 1997 to fiscal 1998 due principally to the investment of cash received from the sale of a 20% interest in the Flight Support Group to Lufthansa Technik in October 1997.

  Income Tax Expense

     The Company's effective tax rate increased 2.3 percentage points to 34.5% in fiscal 1998 from 32.2% in fiscal 1997 due to a decrease in benefits from export sales and a reduction in tax-free investments. For a detailed analysis of the provisions for income taxes, see Note 6 to the Consolidated Financial Statements.

  Minority Interest

     Minority interest in fiscal 1998 represents the aforementioned 20% minority interest held by Lufthansa Technik.

  Income from Continuing Operations

     The Company's income from continuing operations totaled $10.5 million, or $.68 per share (diluted), in fiscal 1998, improving 50% (39% per diluted share) from income from continuing operations of $7.0 million, or $.49 per share (diluted), in fiscal 1997.

     The improvement in income from continuing operations in fiscal 1998 over fiscal 1997 is primarily attributable to the increased sales volumes and improved profit margins within operating entities discussed above as well as the acquisitions of Northwings and McClain, offset by the minority interest in earnings of the Flight Support Group.

  COMPARISON OF FISCAL 1997 TO FISCAL 1996

  Net Sales

     Net sales in fiscal 1997 totaled $63.7 million, up 84% when compared to fiscal 1996 net sales of $34.6 million.

     The increase in fiscal 1997 sales reflects an increase of $9.3 million (a 29% increase) to $41.5 million in revenues from the Company's Flight Support products, including $2.2 million in revenues representing Northwings' sales for the two months since its acquisition; and an increase of $19.8 million to $22.1 million in revenues from the Company's Ground Support products (twelve months of Trilectron's sales for fiscal 1997 compared to two months in fiscal 1996).

     The increases in sales of Flight Support products in fiscal 1997, exclusive of sales of Northwings, were principally due to increased sales volumes of jet engine replacement parts to the Company's commercial airline industry customers.

  Gross Profit and Operating Expenses

     The Company's gross profit margins averaged 32.4% in fiscal 1997 as compared to 35.2% in fiscal 1996. These margins reflect the inclusion of Ground Support operations beginning in the fourth quarter of fiscal 1996, which generally carry lower profit margins than those of the Company's Flight Support operations, partially offset by improvement in gross margins in the Company's Flight Support operations. The improvement in gross profit margins in the Flight Support Group reflects volume increases in sales of higher gross profit margin products and manufacturing cost efficiencies.

     SG&A expenses were $11.5 million in fiscal 1997 and $7.7 million in fiscal 1996. As a percentage of net sales, SG&A expenses declined from 22.1% in fiscal 1996 to 18.1% in fiscal 1997, reflecting continuing efforts to control costs while increasing revenues. The $3.9 million increase from fiscal 1996 to fiscal 1997 is due principally to increased selling expenses of the Flight Support Group and a full year of SG&A expenses of Trilectron since acquisition.

  Operating Income

     Operating income increased to $9.1 million (a 102% increase) in fiscal 1997 from $4.5 million in fiscal 1996. The improvement in operating income was due primarily to the increases in sales and gross margins of the Flight Support Group and Trilectron discussed above.

  Interest Expense

     Interest expense increased $292,000 to $447,000 from fiscal 1996 to fiscal 1997. The increase was principally due to increases in long-term debt related to equipment financing and industrial development revenue bonds.

  Interest and Other Income

     Interest and other income in fiscal 1997 increased $664,000 to $1,722,000 over fiscal 1996 due principally to interest income on the convertible note received from the sale of MediTek, as well as the interest income received on the unexpended proceeds of industrial development revenue bonds.

  Income Tax Expense

     The Company's effective tax rate of 32.2% in fiscal 1997 was comparable with the 31.9% rate in fiscal 1996. For a detailed analysis of the provisions for income taxes, see Note 6 to the Consolidated Financial Statements.

  Income from Continuing Operations

     The Company's income from continuing operations totaled $7.0 million, or $.49 per share (diluted), in fiscal 1997, improving 92% (75% per diluted share) from income from continuing operations of $3.7 million, or $.28 per share (diluted), in fiscal 1996.

     The improvement in income from continuing operations in fiscal 1997 over fiscal 1996 is primarily attributable to the increased sales volumes and improved profit margins within operating entities discussed above.

  INFLATION

     The Company has generally experienced increases in its costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on the Company's income from continuing operations has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash primarily from operating activities and financing activities, including borrowings under long-term credit agreements and the issuance of industrial development revenue bonds. In addition, in fiscal 1997 and 1996, the Company generated cash from the sale of its health care operations.

     Principal uses of cash by the Company will include payments of interest and principal on debt, capital expenditures, increases in working capital and acquisitions.

     The Company believes that operating cash flow and available borrowings under the Company's revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

  Operating Activities

     The Company's cash flow from operations aggregated $12.9 million over the last three years, including an $9.5 million in fiscal 1998 principally reflecting an increase in net income of $3.5 million and an increase in trade payables and other current liabilities associated with higher levels of operations and deferred reimbursement of research and development costs from Lufthansa Technik aggregating $4.7 million. Net cash provided by operations of $1.7 million in fiscal 1997 was comparable to net cash provided by operations in fiscal 1996.

  Investing Activities

     The principal cash used in investing activities the past three years was the cash used in the acquisition of businesses totaling $58.9 million, including $45.6 million in fiscal 1998 to acquire McClain and Associated, $6.7 million in fiscal 1997 to acquire Northwings and $6.6 million in fiscal 1996 to acquire Trilectron. Purchases of property, plant and equipment totaled $12.9 million, including $6.2 million in fiscal 1998 principally purchased by the Ground Support Group to expand into a new manufacturing facility and improve its product development and manufacturing capabilities. The Company also purchased short-term investments of $3.9 million in fiscal 1998. During the past three fiscal years, the Company's principal cash proceeds from investing activities were $13.5 million in fiscal 1996 and $10.0 million in fiscal 1997 from the sale of the health care operations.

  Financing Activities

     The Company's principal financing activities during the same three-year period included proceeds of long-term debt of $32.1 million including $25.0 million from a new $120 million revolving credit facility in fiscal 1998 primarily to fund business acquisitions and $5.7 million in reimbursements for qualified expenditures related to the Series 1997 industrial development revenue bonds. In addition, the Company received $18.7 million from Lufthansa Technik including $9.7 million in fiscal 1997 from the sale of a 20% minority interest in the Flight Support Group and $9.0 million in fiscal 1998 representing additional minority interest investments in businesses acquired by the Company. The Company also received $3.6 million from the exercise of stock options during the three-year period. The Company used an aggregate of $9.7 million for payments on short-term debt, long-term debt and capital leases, including $5.0 million in fiscal 1998 to reduce the outstanding balance under the revolving credit facility. In addition, the Company used $2.0 million in fiscal 1998 to repurchase common stock.

     In July 1998, the Company entered into a $120 million revolving credit facility with a bank syndicate, which contains both revolving credit and term loan features. The credit facility may be used for working capital and general corporate needs of the Company and to finance acquisitions (generally not in excess of $25.0 million for any single acquisition nor in excess of an aggregate of $25.0 million for acquisitions during any four fiscal quarter period without the requisite approval of the bank syndicate). Advances under the credit facility accrue interest, at the Company's option, at a premium (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) over the LIBOR rate or the higher of the prime lending rate and the Federal Funds Rate. The Company is required to maintain certain financial covenants, including minimum net worth, limitations on capital expenditures (excluding expenditures for the acquisition of businesses) and limitations on additional indebtedness. The credit facility matures in July 2001 unless extended by the bank syndicate. The Company also has available unexpended industrial development revenue bond proceeds of $2.3 million available for future qualified expenditures. See Note 4 to the Consolidated Financial Statements for further information regarding credit facilities.

IMPACT OF THE YEAR 2000

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

     We developed a compliance assurance process to address this concern. A project team has performed a detailed assessment of all internal computer systems and, as discussed below, is developing and implementing plans to correct the problems. We expect these projects to be successfully completed during 1999.

     Year 2000 problems could affect our research and development, production, distribution, financial, administrative and communication operations. Systems critical to our business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. In addition, the project team is looking at Year 2000 readiness from other aspects of our business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. Our goal is to have our remediated and replaced systems operational by June 1999 to allow time for testing and verification. In addition to our in-house efforts, we have asked vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness.

     As part of our compliance process we are developing a contingency plan for those areas that are critical to the Company's business. These plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, and will operate independently of our external providers' Year 2000 compliance. The major drive for contingency planning will be in the first half of 1999, with the expectation that our business groups will have plans in place by June 1999. Based on our current plans and efforts to date, we do not anticipate that Year 2000 problems will have a material effect on our results of operations or financial condition.

     External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, we have spent less than $100,000 on this project. Costs to be incurred in the remainder of 1999 to fix Year 2000 problems are estimated at less than $100,000. Such costs do not include normal system upgrades and replacements. We do not expect the costs relating to Year 2000 remediation to have a material effect on our results of operations or financial condition.

     The above expectations are subject to uncertainties. For example, if we are unsuccessful in identifying or fixing all Year 2000 problems in our critical operations, or if we are affected by the inability of suppliers or major customers to continue operations due to such a problem, our results of operations or financial condition could be materially impacted.

     The total costs that we incur in connection with the Year 2000 problems will be influenced by our ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom we have business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on our results of operations or financial conditions.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company intends to adopt the provisions of this statement in fiscal 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company intends to adopt the provisions of this statement in fiscal 1999.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements of SFAS 87, 88 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company intends to adopt the provisions of this statement in fiscal 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA HEICO CORPORATION AND SUBSIDIARIES

                               HEICO CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   24
Consolidated Balance Sheets at October 31, 1998 and 1997....   25
Consolidated Statements of Operations for the years ended
  October 31, 1998, 1997 and 1996...........................   27
Consolidated Statements of Shareholders' Equity for the
  years ended October 31, 1998, 1997 and 1996...............   28
Consolidated Statements of Cash Flows for the years ended
  October 31, 1998, 1997 and 1996...........................   29
Notes to Consolidated Financial Statements..................   30

                       HEICO CORPORATION AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of HEICO Corporation:

     We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 30, 1998

                       HEICO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1998 AND 1997

                                                                  1998          1997
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,609,000   $24,199,000
  Short-term investments....................................     2,051,000            --
  Accounts receivable, net..................................    19,422,000    12,560,000
  Inventories...............................................    24,327,000    18,359,000
  Prepaid expenses and other current assets.................     1,768,000     1,500,000
  Deferred income taxes.....................................     2,010,000     1,098,000
                                                              ------------   -----------
          Total current assets..............................    58,187,000    57,716,000
Property, plant and equipment, net..........................    14,795,000     8,543,000
Intangible assets, net......................................    53,964,000    13,258,000
Unexpended bond proceeds....................................     2,252,000     5,437,000
Deferred income taxes.......................................       495,000       394,000
Other assets................................................     3,368,000     2,828,000
                                                              ------------   -----------
          Total assets......................................  $133,061,000   $88,176,000
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1998 AND 1997

                                                                  1998          1997
                                                              ------------   -----------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $    377,000   $   342,000
  Trade accounts payable....................................     6,158,000     4,180,000
  Accrued expenses and other current liabilities............    10,401,000     6,680,000
  Income taxes payable......................................       664,000     1,383,000
                                                              ------------   -----------
          Total current liabilities.........................    17,600,000    12,585,000
Long-term debt, net of current maturities...................    30,143,000    10,458,000
Other non-current liabilities...............................     2,819,000     2,414,000
                                                              ------------   -----------
          Total liabilities.................................    50,562,000    25,457,000
                                                              ------------   -----------
Minority interest in consolidated subsidiary................    14,892,000     3,273,000
                                                              ------------   -----------
Commitments and contingencies (Notes 2, 5 and 15)
Shareholders' equity:
  Preferred stock, par value $.01 per share;
     Authorized -- 10,000,000 shares issuable in series,
     200,000 designated as Series A Junior Participating
     Preferred Stock, none issued...........................            --            --
  Common stock, $.01 par value; Authorized -- 30,000,000
     shares; Issued and Outstanding 8,323,036 shares in 1998
     and 8,283,493 in 1997..................................        83,000        83,000
  Class A Common stock, $.01 par value;
     Authorized -- 30,000,000 shares; Issued and Outstanding
     4,140,404 shares in 1998...............................        41,000            --
  Capital in excess of par value............................    34,474,000    35,533,000
  Unrealized loss on investments............................    (1,142,000)           --
  Retained earnings.........................................    36,649,000    26,772,000
                                                              ------------   -----------
                                                                70,105,000    62,388,000
  Less: Note receivable from employee savings and investment
     plan...................................................    (2,498,000)   (2,942,000)
                                                              ------------   -----------
          Total shareholders' equity........................    67,607,000    59,446,000
                                                              ------------   -----------
          Total liabilities and shareholders' equity........  $133,061,000   $88,176,000
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Net sales.............................................  $95,351,000   $63,674,000   $34,565,000
                                                        -----------   -----------   -----------
Operating costs and expenses:
Cost of sales.........................................   59,247,000    43,045,000    22,396,000
Selling, general and administrative expenses..........   17,140,000    11,515,000     7,657,000
                                                        -----------   -----------   -----------
          Total operating costs and expenses..........   76,387,000    54,560,000    30,053,000
                                                        -----------   -----------   -----------
Operating income......................................   18,964,000     9,114,000     4,512,000
Interest expense......................................     (984,000)     (477,000)     (185,000)
Interest and other income.............................    2,062,000     1,722,000     1,058,000
                                                        -----------   -----------   -----------
Income from continuing operations before income taxes
  and minority interest...............................   20,042,000    10,359,000     5,385,000
Income tax expense....................................    6,914,000     3,340,000     1,720,000
                                                        -----------   -----------   -----------
Income from continuing operations before minority
  interest............................................   13,128,000     7,019,000     3,665,000
Minority interest.....................................    2,619,000            --            --
                                                        -----------   -----------   -----------
Income from continuing operations.....................   10,509,000     7,019,000     3,665,000
Discontinued operations (Note 13):
Income from discontinued health care operations, net
  of applicable income taxes of $717,000..............           --            --       963,000
Gain on sale of health care operations, net of
  applicable income taxes of $1,719,000...............           --            --     5,264,000
                                                        -----------   -----------   -----------
Net income............................................  $10,509,000   $ 7,019,000   $ 9,892,000
                                                        ===========   ===========   ===========
Basic income per share:
  From continuing operations..........................  $       .84   $       .58   $       .31
  From discontinued health care operations............           --            --           .08
  From gain on sale of health care operations.........           --            --           .45
                                                        -----------   -----------   -----------
  Net income per share................................  $       .84   $       .58   $       .84
                                                        ===========   ===========   ===========
Diluted income per share:
  From continuing operations..........................  $       .68   $       .49   $       .28
  From discontinued health care operations............           --            --           .07
  From gain on sale of health care operations.........           --            --           .40
                                                        -----------   -----------   -----------
  Net income per share................................  $       .68   $       .49   $       .75
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding:
       Basic..........................................   12,499,079    12,040,359    11,679,584
                                                        ===========   ===========   ===========
       Diluted........................................   15,540,620    14,418,308    13,282,089
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                 CLASS A   CAPITAL IN    UNREALIZED
                                       COMMON    COMMON     EXCESS OF      LOSS ON      RETAINED        NOTE
                                        STOCK     STOCK     PAR VALUE    INVESTMENTS    EARNINGS     RECEIVABLE       TOTAL
                                       -------   -------   -----------   -----------   -----------   -----------   -----------
Balances, October 31, 1995...........  $28,000        --   $ 8,371,000            --   $25,439,000   $(3,692,000)  $30,146,000
Exercise of stock options............    2,000        --     1,562,000            --            --            --     1,564,000
Payment on note receivable from
  employee savings and investment
  plan...............................       --        --            --            --            --       353,000       353,000
Cash dividends ($.038 per share).....       --        --            --            --      (475,000)           --      (475,000)
Three-for-two Common Stock split
  distri-buted April 24, 1996........   14,000        --       (14,000)           --            --            --            --
10% Common Stock dividend paid July
  26, 1996...........................    4,000        --    10,827,000            --   (10,831,000)           --            --
10% Common Stock dividend paid
  January 17, 1997...................    5,000        --    10,127,000            --   (10,132,000)           --            --
Other................................       --        --         8,000            --            --            --         8,000
Net income for the year..............       --        --            --            --     9,892,000            --     9,892,000
                                       -------   -------   -----------   -----------   -----------   -----------   -----------
Balances, October 31, 1996...........   53,000        --    30,881,000            --    13,893,000    (3,339,000)   41,488,000
Exercise of stock options............    1,000        --     1,117,000            --            --            --     1,118,000
Payment on note receivable from
  employee savings and investment
  plan...............................       --        --            --            --            --       397,000       397,000
Cash dividends ($.045 per share).....       --        --            --            --      (548,000)           --      (548,000)
Stock issued in acquisition..........    2,000        --     3,542,000            --            --            --     3,544,000
Excess of purchase price over book
  value on sale of minority
  interest...........................       --        --            --            --     6,427,000            --     6,427,000
Three-for-two Common Stock split
  distri-buted December 16, 1997.....   27,000        --       (27,000)           --            --            --            --
Other................................       --        --        20,000            --       (19,000)           --         1,000
Net income for the year..............       --        --            --            --     7,019,000            --     7,019,000
                                       -------   -------   -----------   -----------   -----------   -----------   -----------
Balances, October 31, 1997...........   83,000        --    35,533,000            --    26,772,000    (2,942,000)   59,446,000
Distribution of one share of Class A
  Common Stock for each two shares of
  Common Stock made April 23, 1998...       --    42,000       (42,000)           --            --            --            --
Repurchase of stock (58,300 shares of
  Common Stock and 75,400 shares of
  Class A Common Stock)..............   (1,000)   (1,000)   (2,036,000)           --            --            --    (2,038,000)
Unrealized loss on investments.......       --        --            --    (1,142,000)           --            --    (1,142,000)
Exercise of stock options (115,270
  shares of Common Stock and 38,675
  shares of Class A Common Stock)....    1,000        --       956,000            --            --            --       957,000
Payment on note receivable from
  employee savings and investment
  plan...............................       --        --            --            --            --       444,000       444,000
Cash dividends ($.05 per share)......       --        --            --            --      (643,000)           --      (643,000)
Other................................       --        --        63,000            --        11,000            --        74,000
Net income for the year..............       --        --            --            --    10,509,000            --    10,509,000
                                       -------   -------   -----------   -----------   -----------   -----------   -----------
Balances, October 31, 1998...........  $83,000   $41,000   $34,474,000   $(1,142,000)  $36,649,000   $(2,498,000)  $67,607,000
                                       =======   =======   ===========   ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
Cash flows from operating activities:
Net income..................................................  $10,509,000   $ 7,019,000   $ 9,892,000
Adjustments to reconcile net income to cash provided by
  operating activities:
  Gain from sale of health care operations..................           --            --    (5,264,000)
  Depreciation and amortization.............................    2,761,000     1,624,000     2,107,000
  Deferred income taxes.....................................     (342,000)     (486,000)   (1,048,000)
  Deferred financing costs..................................   (1,039,000)     (144,000)     (159,000)
  Minority interest in consolidated subsidiary..............    2,619,000            --            --
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable..............   (3,822,000)   (2,713,000)      166,000
    (Increase) in inventories...............................   (4,642,000)   (2,912,000)   (3,283,000)
    (Increase) decrease in prepaid expenses and other
      current assets........................................     (182,000)     (605,000)      111,000
    (Increase) in unexpended bond proceeds..................     (229,000)     (222,000)           --
    Increase (decrease) in trade payables, accrued expenses
      and other current liabilities.........................    4,653,000      (215,000)      (14,000)
    (Decrease) increase in income taxes payable.............     (961,000)      118,000      (983,000)
    Increase in other non-current liabilities...............           --       266,000       251,000
    Other...................................................      214,000       (14,000)      (84,000)
                                                              -----------   -----------   -----------
Net cash provided by operating activities...................    9,539,000     1,716,000     1,692,000
                                                              -----------   -----------   -----------
Cash flows from investing activities:
Acquisitions:
  Purchases of businesses, net of cash acquired.............  (45,627,000)   (6,737,000)   (6,555,000)
  Contingent note payments of discontinued health care
    operations..............................................           --            --    (1,106,000)
Proceeds from sale of health care operations, net of cash
  sold of $304,000..........................................           --            --    13,524,000
(Purchase) sale of short-term investments...................   (3,864,000)           --     2,939,000
Purchases of property, plant and equipment..................   (6,171,000)   (3,551,000)   (3,227,000)
Payment received from employee savings and investment plan
  note receivable...........................................      444,000       397,000       353,000
Sale of note receivable.....................................           --    10,000,000            --
Other.......................................................     (171,000)     (268,000)     (371,000)
                                                              -----------   -----------   -----------
Net cash (used in) provided by investing activities.........  (55,389,000)     (159,000)    5,557,000
                                                              -----------   -----------   -----------
Cash flows from financing activities:
Proceeds from the issuance of long-term debt:
  Proceeds from revolving credit facility...................   25,000,000            --            --
  Bond reimbursement proceeds...............................    3,384,000     1,427,000       851,000
  Other.....................................................       95,000       845,000       492,000
Proceeds from the exercise of stock options.................      957,000     1,118,000     1,525,000
Repurchases of common stock.................................   (2,038,000)           --            --
Principal payments on long-term debt........................   (5,493,000)     (926,000)   (3,289,000)
Cash dividends paid.........................................     (643,000)     (548,000)     (475,000)
Proceeds from sale of minority interest, net of expenses....           --     9,700,000            --
Additional minority interest investments....................    9,000,000            --            --
Other.......................................................       (2,000)        1,000         8,000
                                                              -----------   -----------   -----------
Net cash provided by (used in) financing activities.........   30,260,000    11,617,000      (888,000)
                                                              -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents........  (15,590,000)   13,174,000     6,361,000
Cash and cash equivalents at beginning of year..............   24,199,000    11,025,000     4,664,000
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 8,609,000   $24,199,000   $11,025,000
                                                              ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     HEICO Corporation (the Company), through its principal subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace) and HEICO Aviation Products Corp. (HEICO Aviation) and their subsidiaries, is engaged in the design, manufacture and sale of aerospace products and services throughout the United States and abroad. HEICO Aerospace's subsidiaries include HEICO Aerospace Corporation, Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), Aircraft Technology, Inc. (Aircraft Technology), Northwings Accessories Corporation (Northwings), McClain International, Inc. (McClain) (Note 2), Associated Composite, Inc. (ACI) (Note 2) and Rogers-Dierks, Inc. acquired December 1998 (Note 2). HEICO Aviation's subsidiary is Trilectron Industries, Inc. (Trilectron). The Company's customer base is primarily the commercial airline industry. As of October 31, 1998, the Company's principal operations are located in Atlanta, Georgia and Hollywood, Miami and Palmetto, Florida.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, of which a 20% interest was sold to Lufthansa Technik AG (Lufthansa) in October 1997 (see Note 2). All significant intercompany balances and transactions are eliminated.

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

Buildings and components....................................  7 to 55 years
Building and leasehold improvements.........................  3 to 15 years
Machinery and equipment.....................................  3 to 20 years

                       HEICO CORPORATION AND SUBSIDIARIES

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

Excess of cost over the fair market value of net assets
  acquired..................................................  20 to 40 years
Deferred charges............................................   3 to 20 years

     The Company reviews the carrying value of the excess of cost over the fair value of net assets acquired (goodwill) for impairment whenever events or changes in circumstances indicate that it may not be recoverable. An impairment would be recognized in operating results, based upon the difference between each consolidated entities' respective present value of future cash flows and the carrying value of the goodwill, if a permanent diminution in value were to occur.

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

REVENUE RECOGNITION

     Revenue is recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Certain contracts of Trilectron are long-term contracts and the related net costs and estimated earnings in excess of billings, if any, are included in accounts receivable on a percentage of completion basis.

INCOME TAXES

     Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from such items recognized for income tax purposes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

NET INCOME PER SHARE

     Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares outstanding during the period plus common share equivalents arising from the assumed exercise of stock options, if dilutive. The dilutive impact of common share

                       HEICO CORPORATION AND SUBSIDIARIES
equivalents is determined by applying the treasury stock method. Per share information for fiscal 1997 and 1996 have been restated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

STOCK BASED COMPENSATION

     Effective November 1, 1996, the Company adopted SFAS No. 123, "Stock Based Compensation." This statement requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue using the accounting methods prescribed by APB No. 25 and to provide in Note 10 the pro forma disclosures required by SFAS No. 123.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company intends to adopt the provisions of this statement in fiscal 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company intends to adopt the provisions of this statement in fiscal 1999.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements of SFAS 87, 88 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company intends to adopt the provisions of this statement in fiscal 1999.

2. STRATEGIC ALLIANCE AND ACQUISITIONS

STRATEGIC ALLIANCE AND SALE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

     In October 1997, the Company entered into a strategic alliance with Lufthansa, the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa agreed to invest approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million to be paid to HEICO Aerospace over three years pursuant to a research and development cooperation agreement, which will partially fund accelerated development of additional

                       HEICO CORPORATION AND SUBSIDIARIES

Federal Aviation Administration (FAA)-approved replacement parts for jet engines. The funds received as a result of the research and development cooperation agreement reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine parts on a worldwide basis.

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

     In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa invested additional amounts pursuant to its option to maintain a 20% equity interest as described below.

ACQUISITIONS

     In September 1996, the Company, through a subsidiary, acquired effective as of September 1, 1996 all of the outstanding stock of Trilectron for $6.6 million in cash and the assumption of debt aggregating $2.3 million. Trilectron is a leading manufacturer of ground support equipment for civil and military aircraft and a designer and manufacturer of certain military electronics.

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

     Pursuant to a Stock Purchase Agreement, the Company, through a subsidiary, acquired effective as of September 1, 1997 all of the outstanding stock of Northwings. In consideration of this acquisition, the Company paid approximately $6.7 million in cash and 232,360 shares of the Company's common stock, having an aggregate fair value of approximately $3.5 million. Northwings is an FAA-authorized overhaul and repair facility servicing aircraft engine components and airframe accessories.

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

     On July 31, 1998, the Company, through a subsidiary, acquired all of the outstanding capital stock of McClain, located in Atlanta, GA. In consideration of this acquisition, the Company paid approximately $41 million in cash. The Company also purchased from one of McClain's selling shareholders, McClain's headquarters and manufacturing facility for $2.5 million in cash. The purchase price will be adjusted based on the final determination of the actual net worth of McClain as of July 31, 1998. McClain designs, manufactures and overhauls FAA-approved aircraft jet engine replacement components.

     The source of the purchase price was $10 million from available funds, $9 million from an additional minority interest investment by Lufthansa and $25 million from proceeds of a $120 million revolving credit facility (see Note 4).

                       HEICO CORPORATION AND SUBSIDIARIES

     The acquisition of McClain has been accounted for using the purchase method of accounting. The purchase price has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The excess of purchase price over the fair value of the identifiable net assets acquired amounted to $37.7 million, which is being amortized over 30 years using the straight line method. Results of operations of McClain are included in the Company's results effective August 1, 1998.

     On October 19, 1998, the Company, through a subsidiary, acquired all of the outstanding capital stock of ACI for $1.3 million in cash. The purchase price will be adjusted based on the final determination of the actual net worth of ACI as of October 19, 1998. ACI is an FAA-licensed repair and overhaul company. The source of the purchase price was from available funds. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been assigned to the net assets acquired based on the fair value of such assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the identifiable net assets acquired was insignificant. Results of operations for ACI are included in the Company's results effective October 20, 1998.

     The costs of each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as determined by management. The allocation of the costs of acquisitions of McClain and ACI is preliminary while the Company obtains final information regarding the fair values of all assets acquired; however, management believes that any adjustments to the amounts allocated will not have a material effect on the Company's financial position or results of operations.

     Effective December 4, 1998, the Company, through a subsidiary, acquired substantially all of the assets of Rogers-Dierks. In consideration of this acquisition, the Company paid $14.1 million in cash at the closing, and committed to pay $1.1 million in deferred payments over the next two years. The source of the purchase price was proceeds from the Company's $120 million revolving credit facility. Subject to meeting certain earnings objectives, the former shareholders' of Rogers-Dierks could receive additional consideration of up to $7.3 million payable in cash or shares of the Company's Class A Common Stock. The purchase price will be adjusted based on the final determination of the actual net worth of the net assets acquired as of December 4, 1998. This acquisition is being accounted for using the purchase method of accounting and the results of operations of Rogers-Dierks will be included in the Company's results effective December 4, 1998.

     Rogers-Dierks formerly designed and manufactured FAA-approved, factory-new jet engine replacement parts for sale to commercial airlines. The Company intends to continue to use the acquired assets for the same purposes as formerly used by Rogers-Dierks.

     Subsequent to the closing of the transaction, Lufthansa made an additional investment of $3 million in HEICO Aerospace representing 20% of the initial cash consideration.

     The following table presents unaudited pro forma consolidated operating results as if the Company's sale of a 20% minority interest in HEICO Aerospace to Lufthansa and its acquisitions of Northwings, McClain and Rogers-Dierks had been consummated as of November 1, 1996. The pro forma impact of ACI is not significant. The unaudited pro forma results include adjustments to historical amounts including additional amortization of the excess of costs over the fair value of net assets acquired, increased interest on borrowings to finance the acquisitions, discontinuance of certain compensation previously paid by the acquired companies to their shareholders, reduced investment income on available funds used to finance the acquisitions, and the incremental minority interest of Lufthansa in the net income of the acquired companies. The unaudited pro forma consolidated operating results for fiscal 1997 do not include any income received from the aforementioned research and development cooperation agreement with Lufthansa or the gain on the sale of the 20% minority interest referenced above. The pro forma consolidated operating results do not purport to present actual operating results had the acquisition been made at the beginning of fiscal 1997, or the results which may occur in the future.

                       HEICO CORPORATION AND SUBSIDIARIES

                                                                  1998          1997
                                                              ------------   -----------
Net sales...................................................  $112,421,000   $89,805,000
                                                              ============   ===========
Income before minority interest.............................  $ 15,576,000   $10,788,000
                                                              ============   ===========
Minority interest...........................................  $ (3,438,000)  $(2,944,000)
                                                              ============   ===========
Net income..................................................  $ 12,138,000   $ 7,844,000
                                                              ============   ===========
Net income per share:
  Basic.....................................................  $       0.97   $      0.64
                                                              ============   ===========
  Diluted...................................................  $       0.78   $      0.53
                                                              ============   ===========

3. SHORT-TERM INVESTMENTS

     Short-term investments consist of equity securities with an aggregate cost of $3,864,000 as of October 31, 1998. These investments are classified as available-for-sale and stated at a fair value of $2,051,000 as of October 31, 1998. The gross unrealized losses were $1,813,000 as of October 31, 1998. There were no short-term investments during the year ended October 31, 1997. Unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to shareholders' equity. Gross realized gains on sales of securities classified as available-for-sale, using the average cost method, were $288,000 for fiscal 1998. There were no realized losses during these periods.

4. CREDIT FACILITIES AND LONG-TERM DEBT

     Long-term debt consists of:

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Borrowings under revolving credit facility..................  $20,000,000   $        --
Industrial Development Revenue Bonds -- Series 1997A........    3,000,000     3,000,000
Industrial Development Revenue Bonds -- Series 1997C and
  1997B.....................................................      995,000     1,000,000
Industrial Development Revenue Bonds -- Series 1996.........    3,500,000     3,500,000
Industrial Development Revenue Refunding Bonds -- Series
  1988......................................................    1,980,000     1,980,000
Equipment loans.............................................    1,045,000     1,320,000
                                                              -----------   -----------
                                                               30,520,000    10,800,000
Less current maturities.....................................     (377,000)     (342,000)
                                                              -----------   -----------
                                                              $30,143,000   $10,458,000
                                                              ===========   ===========

     The amount of long-term debt maturing in each of the next five years is $377,000 in fiscal 1999, $328,000 in fiscal 2000, $1,476,000 in fiscal 2001,
$5,114,000 in fiscal 2002, $5,000,000 in 2003 and $18,225,000 thereafter. The amount of long-term debt maturing in each of the next five years assumes the outstanding borrowings under the revolving credit facility of $20,000,000 will be converted to term loans in July 2001 and amortized over a four year period in accordance with the terms of the facility.

REVOLVING CREDIT FACILITY

     In July 1998, the Company entered into a $120 million revolving credit facility (Credit Facility) with a bank syndicate replacing its $7 million credit facility. Funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2001. The Credit Facility may be extended by mutual consent through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a five year period, with a maximum Credit Facility

                       HEICO CORPORATION AND SUBSIDIARIES
term of seven years. Outstanding borrowings bear interest at the Company's choice of prime rate or London Interbank Offering Rates (LIBOR) plus applicable margins. The applicable margins range from .00% to .50% for prime rate borrowings and from .75% to 2.00% for LIBOR based borrowings depending on the leverage ratio of the Company. A fee of .20% to .40% is charged on the amount of the unused commitment depending on the leverage ratio of the Company. The Credit Facility is secured by all the assets, excluding real estate, of the Company and its subsidiaries and contains covenants which, among other things, requires the maintenance of certain working capital, leverage and debt service ratios as well as minimum net worth requirements. At October 31, 1998, the Company had a total of $20 million borrowed under the Credit Facility at an interest rate of 6.38%, which was borrowed to partially fund the acquisition of McClain (Note 2).

INDUSTRIAL DEVELOPMENT REVENUE BONDS

     The industrial development revenue bonds represent bonds issued by Manatee County, Florida in 1997 (the 1997 bonds), and bonds issued by Broward County, Florida in 1996 (the 1996 bonds) and in 1988 (the 1988 bonds).

     The Series 1997A and 1997B bonds were issued in March 1997 in the amounts of $3,000,000 and $1,000,000, respectively, for the purpose of constructing and purchasing equipment for a new facility in Palmetto, Florida. In November 1997, the Series 1997B bonds were refinanced by the issuance of Series 1997C bonds. As of October 31, 1998 and 1997, the Company had been reimbursed $3,384,000 and $80,000 for such expenditures, and the balance of the unexpended bond proceeds of $785,000 and $4,044,000, respectively, including investment earnings, was held by the trustee and is available for future qualified expenditures. The Series 1997A and 1997C bonds bear interest at variable rates calculated weekly (3.25% at October 31, 1998). The 1997A and 1997C bonds are due March 2017 and are secured by a letter of credit expiring in March 2004 and a mortgage on the related properties pledged as collateral. The letter of credit requires annual sinking fund payments of $200,000 beginning in March 1998.

     The 1996 bonds are due October 2011 and bear interest at a variable rate calculated weekly (3.20% at October 31, 1998). The 1996 bonds are secured by a letter of credit expiring in October 2001 and a mortgage on the related properties pledged as collateral. The letter of credit requires annual sinking fund payments beginning October 2000 in the amount of $187,500. As of October 31, 1998 and 1997, the balance of the unexpended bond proceeds of $1,467,000 and $1,393,000, respectively, including investment earnings, was held by the trustee and is available for future qualified expenditures.

     The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (3.05% at October 31, 1998). The 1988 bonds are secured by a letter of credit expiring in February 1999, a bond sinking fund ($8,250 payable monthly) and a mortgage on the related properties pledged as collateral.

EQUIPMENT LOAN FACILITY

     In March 1994, a bank committed to advance up to $2,000,000 through December 1998, as amended, for the purpose of purchasing equipment to be used in the Company's operations. Each term loan is limited to 80% of the purchase price of the related equipment and is repayable up to a maximum of 60 months with interest at a rate equal to prime rate (as defined). The term loans are secured by collateral representing the related purchased equipment. Equipment loans beared interest at rates ranging from 8.25% to 8.75% as of October 31, 1998.

5. LEASE COMMITMENTS

     The Company leases certain property and equipment, including manufacturing facilities and office equipment under operating leases. Some of these leases provide the Company with the option after the

                       HEICO CORPORATION AND SUBSIDIARIES
initial lease term either to purchase the property at the then fair market value or renew its lease at the then fair rental value. Generally, management expects that leases will be renewed or replaced by other leases in the normal course of business.

     Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows:

Year ending October 31,
1999........................................................  $  521,000
2000........................................................     451,000
2001........................................................     327,000
2002........................................................     208,000
2003........................................................     161,000
After 2003..................................................     107,000
                                                              ----------
Total minimum lease commitments.............................  $1,775,000
                                                              ==========

     Total rent expense charged to continuing operations for operating leases in fiscal 1998, fiscal 1997 and fiscal 1996 amounted to $319,000, $240,000 and $166,000, respectively. Included in the fiscal 1998 and 1997 rent expense was approximately $73,000 and $12,000, respectively, paid to a related party for the month-to-month lease of the Northwings facility.

6. INCOME TAXES

     The provision for income taxes on income from continuing operations for each of the three years ended October 31, is as follows:

                                                       1998         1997         1996
                                                    ----------   ----------   -----------
Current:
  Federal.........................................  $6,687,000   $3,468,000   $ 4,084,000
  State...........................................     569,000      358,000       459,000
                                                    ----------   ----------   -----------
                                                     7,256,000    3,826,000     4,543,000
Deferred..........................................    (342,000)    (486,000)     (387,000)
                                                    ----------   ----------   -----------
Total income tax expense..........................   6,914,000    3,340,000     4,156,000
Less income taxes for discontinued health care
  operations......................................          --           --    (2,436,000)
                                                    ----------   ----------   -----------
Income taxes on income from continuing
  operations......................................  $6,914,000   $3,340,000   $ 1,720,000
                                                    ==========   ==========   ===========

     A deferred tax benefit of $671,000, relating to gross unrealized losses on available-for-sale equity securities, was recorded as an adjustment to shareholders' equity in fiscal 1998.

                       HEICO CORPORATION AND SUBSIDIARIES

     The following table reconciles the federal statutory tax rate to the Company's effective rate for continuing operations:

                                                              1998    1997    1996
                                                              ----    ----    ----
Federal statutory tax rate..................................  35.0%   34.0%   34.0%
State taxes, less applicable federal income tax reduction...   2.1     1.9     2.3
Tax benefits on export sales................................  (2.1)   (3.6)   (5.1)
Tax benefits from tax free investments......................   (.2)   (1.0)   (1.1)
Nondeductible amortization of intangible assets.............    .8      .5      .3
Other, net..................................................  (1.1)     .4     1.5
                                                              ----    ----    ----
          Effective tax rate................................  34.5%   32.2%   31.9%
                                                              ====    ====    ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 1998, 1997 and 1996 are as follows:

                                                                 OCTOBER 31,
                                                     ------------------------------------
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Deferred tax assets:
Inventory..........................................  $  486,000   $  571,000   $  600,000
Bad debt allowances................................     119,000      124,000       62,000
Deferred compensation liability....................     586,000      445,000      148,000
Vacation accruals..................................     222,000      121,000      147,000
Customer rebates and credits.......................     511,000      169,000      860,000
Retirement plan liability..........................     183,000      156,000           --
Warranty accruals..................................     243,000      256,000       94,000
Unrealized loss on short-term investments..........     671,000           --           --
Other..............................................          --      113,000      147,000
                                                     ----------   ----------   ----------
          Total deferred tax assets................   3,021,000    1,955,000    2,058,000
                                                     ----------   ----------   ----------
Deferred tax liabilities:
Accelerated depreciation...........................     259,000      436,000      927,000
Intangible asset amortization......................     176,000       22,000      345,000
Retirement plan liability..........................          --           --     (127,000)
Other..............................................      81,000        5,000       (8,000)
                                                     ----------   ----------   ----------
          Total deferred tax liabilities...........     516,000      463,000    1,137,000
                                                     ----------   ----------   ----------
          Net deferred tax asset...................  $2,505,000   $1,492,000   $  921,000
                                                     ==========   ==========   ==========

7. STOCK DIVIDENDS AND SPLITS

     In December 1996, June 1996 and December 1995, the Company's Board of Directors declared 10% stock dividends that were paid in January 1997, July 1996 and February 1996, respectively. In March 1996 and November 1997, the Company's Board of Directors declared three-for-two stock splits that were distributed in April 1996 and December 1997, respectively. In March 1998, the Company's Board of Directors declared a stock distribution payable of one share of newly-authorized Class A Common Stock to each shareholder of Common Stock for each two shares of Common Stock held. The Class A Common Stock distribution was made on April 23, 1998 to shareholders of record on April 9, 1998. The 10% stock dividends were valued based on the closing market prices of the Company's stock as of the respective

                       HEICO CORPORATION AND SUBSIDIARIES
declaration dates. All income per share, dividend per share, stock options and common shares outstanding information has been retroactively restated to reflect these stock dividends and splits.

8. PREFERRED STOCK PURCHASE RIGHTS PLAN

     In November 1993, pursuant to a plan adopted by the Board of Directors on such date, the Board declared a distribution of one Preferred Stock Purchase Right (the Rights) for each outstanding share of common stock of the Company. The Rights trade with the common stock and are not exercisable or transferable apart from the Common Stock and Class A Common Stock until after a person or group either acquires 15% or more of the outstanding common stock or commences or announces an intention to commence a tender offer for 30% or more of the outstanding common stock. Absent either of the aforementioned events transpiring, the Rights will expire at the close of business on November 2, 2003.

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

9. COMMON STOCK AND CLASS A COMMON STOCK

     Each share of Common Stock is entitled to one vote per share. Each share of Class A Common Stock is entitled to a 1/10 vote per share. Holders of the Company's Common Stock and Class A Common Stock are entitled to receive when, as and if declared by the Board of Directors dividends and other distributions payable in cash, property, stock, or otherwise. In the event of liquidation, after payment of debts and other liabilities of the Company, and after making provision for the holders of preferred stock, if any, the remaining assets of the Company will be distributable ratably among the holders of all classes of common stock.

10. STOCK OPTIONS

     The Company currently has two stock option plans, the 1993 Stock Option Plan (1993 Plan) and the Non-Qualified Stock Option Plan (NQSOP). In March 1998, March 1997 and March 1996, shareholders of the Company approved increases in the number of shares issuable pursuant to the 1993 Plan by 586,865, 596,421 and 565,151, respectively. In September 1996, the Board of Directors reserved 157,905 shares for the issuance of non-qualified stock options in conjunction with the purchase of Trilectron. Under the terms of the plans, a total of 2,807,122 Common and 1,589,748 Class A Common shares of the Company's stock are reserved for issuance to directors, officers and key employees as of October 31, 1998. Options issued under the 1993 Plan may be designated incentive stock options (ISO) or non-qualified stock options (NQSO). ISOs are granted at not less than 100% of the fair market value at the date of grant (110% thereof in certain cases) and are exercisable in percentages specified at date of grant over a period up to ten years. Only employees are eligible to receive ISOs. NQSOs may be granted at less than fair market value and may be immediately exercisable. Options granted under the NQSOP may be granted to directors, officers and employees at no less than the fair market value at the date of grant and are generally exercisable in four equal annual installments commencing one year from date of grant.

     All stock option share and price per share information has been retroactively restated for stock dividends and splits.

                       HEICO CORPORATION AND SUBSIDIARIES

     Information concerning all of the stock option transactions for the three years ended October 31, 1998 is as follows:

                                                                  SHARES UNDER OPTION
                                                   SHARES      --------------------------
                                                 AVAILABLE                     PRICE
                                                 FOR OPTION     SHARES       PER SHARE
                                                 ----------    ---------   --------------
Outstanding, October 31, 1995..................    255,884     3,177,371   $1.46 - $ 3.98
Additional shares approved for 1993
  Stock Option Plan............................    565,151            --               --
Shares approved for grant in the Trilectron
  acquisition..................................    157,905            --               --
Granted........................................   (739,806)      739,806    4.03 -   7.39
Cancelled......................................     42,637       (66,178)   2.05 -   5.09
Exercised......................................         --      (454,942)   1.95 -   3.98
                                                  --------     ---------   --------------
Outstanding, October 31, 1996..................    281,771     3,396,057    1.46 -   7.39
Additional shares approved for 1993
  Stock Option Plan............................    596,421            --               --
Granted........................................   (814,500)      814,500    6.22 -  12.36
Cancelled......................................      5,208       (87,991)   2.65 -  10.89
Exercised......................................         --      (208,377)   1.95 -   7.39
                                                  --------     ---------   --------------
Outstanding, October 31, 1997..................     68,900     3,914,189    1.46 -  12.36
Additional shares approved for 1993
  Stock Option Plan............................    586,865            --               --
Granted........................................   (429,002)      429,002    9.92 -  30.63
Cancelled......................................      2,382       (21,521)   9.83 -  16.33
Exercised......................................         --      (153,945)   1.95 -  16.33
                                                  --------     ---------   --------------
Outstanding, October 31, 1998..................    229,145     4,167,725   $1.46 - $30.63
                                                  ========     =========   ==============

     Summary of shares available for option and shares under option by class of common stock is as follows:

                                                                  SHARES UNDER OPTION
                                                   SHARES      --------------------------
                                                 AVAILABLE                     PRICE
                                                 FOR OPTION     SHARES       PER SHARE
                                                 ----------    ---------   --------------
Common Stock...................................    41,190      2,765,932   $1.46 - $30.63
Class A Common Stock...........................   187,955      1,401,793    1.46 -  29.17
                                                  -------      ---------
                                                  229,145      4,167,725
                                                  =======      =========

     Information concerning stock options outstanding and exercisable by class of common stock as of October 31, 1998 is as follows:

                                  COMMON STOCK

                                   WEIGHTED      WEIGHTED AVERAGE                    WEIGHTED
   RANGE OF         OPTIONS        AVERAGE          REMAINING         OPTIONS        AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   --------------   ----------------   -----------   --------------
$ 1.46 - $ 3.33    1,423,362        $ 2.23             3.5           1,407,013        $2.23
  3.34 -   7.33      502,895          4.47             5.8             405,425         4.41
  7.34 -  12.36      566,925          9.96             8.4             303,754         9.87
 12.37 -  30.63      272,750         30.16             9.6                   0         0.00
                   ---------        ------             ---           ---------        -----
                   2,765,932        $ 6.98             5.5           2,116,192        $3.74
                   =========        ======             ===           =========        =====

                       HEICO CORPORATION AND SUBSIDIARIES

                              CLASS A COMMON STOCK

                                   WEIGHTED      WEIGHTED AVERAGE                    WEIGHTED
   RANGE OF         OPTIONS        AVERAGE          REMAINING         OPTIONS        AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   --------------   ----------------   -----------   --------------
$ 1.46 - $ 3.33      711,533        $ 2.23             3.3             703,348        $2.23
  3.34 -   7.33      251,592          4.47             5.6             202,846         4.41
  7.34 -  12.36      283,541          9.96             8.4             151,997         9.87
 12.37 -  29.17      155,127         27.30             9.6              25,000        27.50
                   ---------        ------             ---           ---------        -----
                   1,401,793        $ 6.97             5.4           1,083,191        $4.29
                   =========        ======             ===           =========        =====

     Information concerning stock options outstanding and exercisable as of October 31, 1997, all of which related to Common Stock, is as follows:

                                   WEIGHTED      WEIGHTED AVERAGE                    WEIGHTED
   RANGE OF         OPTIONS        AVERAGE          REMAINING         OPTIONS        AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   --------------   ----------------   -----------   --------------
$ 1.46 - $ 3.33    2,299,653        $ 2.25             3.9           2,248,029        $2.25
  3.34 -   7.33      755,486          4.47             6.3             546,770         4.39
  7.34 -  12.36      859,050          9.97             9.4             355,072         9.87
                   ---------        ------             ---           ---------        -----
                   3,914,189        $ 4.37             5.6           3,149,871        $3.48
                   =========        ======             ===           =========        =====

     Information concerning stock options outstanding and exercisable as of October 31, 1996, all of which related to Common Stock, is as follows:

                                   WEIGHTED      WEIGHTED AVERAGE                    WEIGHTED
   RANGE OF         OPTIONS        AVERAGE          REMAINING         OPTIONS        AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   --------------   ----------------   -----------   --------------
$ 1.46 - $ 3.33    2,384,756        $ 2.26             4.8           2,294,191        $2.25
  3.34 -   5.33      850,921          4.45             6.6             589,124         4.40
  5.34 -   7.39      160,380          7.39             3.9                  --           --
                   ---------        ------             ---           ---------        -----
                   3,396,057        $ 3.05             5.2           2,883,315        $2.69
                   =========        ======             ===           =========        =====

     If there were a change in control of the Company, options for an additional 968,342 shares would become immediately exercisable.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for those options granted below the fair market value of the stock on the date of grant. Had the fair value of all grants under these plans been recognized as compensation expense over the vesting period of the grants, consistent with SFAS No. 123, the Company's net income would have been $8,913,000 ($.71 and $.57 basic and diluted net income per share, respectively) for fiscal 1998, $4,805,000 ($.40 and $.33 basic and diluted net income per share, respectively) for fiscal 1997 and $9,020,000 ($.77 and $.68 basic and diluted net income per share, respectively) for fiscal 1996.

     The estimated weighted average fair value of options granted was $22.85 per share for Common Stock and $20.55 per share for Class A Common Stock in fiscal 1998, $7.73 per share in fiscal 1997 and $3.90 per share in fiscal 1996.

                       HEICO CORPORATION AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       1998            1997      1996
                                                ------------------     -----     -----
                                                           CLASS A
                                                COMMON     COMMON
                                                STOCK       STOCK
                                                ------     -------
Volatility....................................  59.69%      58.55%     66.21%    77.19%
Risk free interest rate (weighted average)....   4.94%       5.44%      6.35%     5.84%
Dividend yield (weighted average).............  .0017%      .0019%       .67%     1.29%
Expected life (years).........................     10          10      10        10

11. RETIREMENT PLANS

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

     In September 1992, the Company sold 988,267 shares of the Company's Common Stock to the Plan for an aggregate price of $4,122,000 entirely financed through a promissory note with the Company. The promissory note is payable in nine equal annual installments, inclusive of principal and interest at the rate of 8% per annum, of $655,000 each and a final installment of $640,000 and is prepayable in full or in part without penalty at any time. Prior to September 1992, the Company sold an aggregate of 678,643 shares of its Common Stock to the Plan in exchange for two notes receivable, which have been fully satisfied.

     Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on number of years of service. Contributions to the Plan charged to income from continuing operations for fiscal 1998, 1997 and 1996 totaled $452,000, $498,000 and $364,000, respectively, net of interest income earned on the note received from the Plan of $182,000 in fiscal 1998, $267,000 in fiscal 1997 and $272,000 in fiscal 1996.

     In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 1998 and 1997 are not material to the financial position of the Company. During fiscal 1998, 1997 and 1996, $80,000, $76,000 and $82,000 respectively, was expensed for this plan.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 FIRST        SECOND         THIRD        FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
                                              -----------   -----------   -----------   -----------
Net sales:
  1998......................................  $19,783,000   $22,673,000   $24,062,000   $28,833,000
  1997......................................   14,267,000    13,552,000    16,716,000    19,139,000
  1996......................................    6,978,000     7,942,000     8,059,000    11,586,000
Gross profit:
  1998......................................  $ 7,304,000   $ 8,156,000   $ 8,808,000   $11,836,000
  1997......................................    4,741,000     4,536,000     4,869,000     6,483,000
  1996......................................    2,322,000     2,716,000     2,897,000     4,234,000

                       HEICO CORPORATION AND SUBSIDIARIES

                                                 FIRST        SECOND         THIRD        FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
                                              -----------   -----------   -----------   -----------
Income from continuing operations:
  1998......................................  $ 2,282,000   $ 2,451,000   $ 2,613,000   $ 3,163,000
  1997......................................    1,594,000     1,640,000     1,712,000     2,073,000
  1996......................................      578,000       647,000     1,053,000     1,387,000
Net income:
  1998......................................  $ 2,282,000   $ 2,451,000   $ 2,613,000   $ 3,163,000
  1997......................................    1,594,000     1,640,000     1,712,000     2,073,000
  1996......................................      870,000     1,082,000     6,553,000     1,387,000
Income per share from continuing operations:
  Basic
     1998...................................  $       .18   $       .20   $       .21   $       .25
     1997...................................          .13           .14           .14           .17
     1996...................................          .05           .06           .09           .12
  Diluted
     1998...................................  $       .15   $       .16   $       .17   $       .21
     1997...................................          .11           .11           .12           .14
     1996...................................          .05           .05           .08           .10
Net income per share:
  Basic
     1998...................................  $       .18   $       .20   $       .21   $       .25
     1997...................................          .13           .14           .14           .17
     1996...................................          .08           .09           .56           .12
  Diluted
     1998...................................  $       .15   $       .16   $       .17   $       .21
     1997...................................          .11           .11           .12           .14
     1996...................................          .07           .08           .48           .10

     Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year does not equal the sum of the four individual quarters.

13. SALE OF HEALTH CARE OPERATIONS

     In July 1996, the Company consummated the sale of all of the outstanding capital stock of its wholly-owned subsidiary MediTek Health Corporation (MediTek), representing the Company's health care services segment, to U.S. Diagnostic Inc. In consideration for the sale of MediTek, the Company received $13,828,000 in cash and a five-year, 6 1/2% promissory note in the principal amount of $10,000,000. This note was sold to an unrelated party in September 1997 for the par value of the note of $10,000,000 plus accrued interest.

     The sale of MediTek resulted in a gain in fiscal 1996 of $5,264,000, net of expenses and applicable income taxes. The income taxes on the gain are less than the normal Federal statutory rate principally due to the utilization of a $4.6 million capital loss carryforward partially offset by state income taxes. MediTek's results of operations, net of taxes, for fiscal 1996 have been reported separately as discontinued operations in the Consolidated Statements of Operations. No amounts related to the discontinued operations remained in the October 31, 1996 Consolidated Balance Sheet.

                       HEICO CORPORATION AND SUBSIDIARIES

     The condensed statements of operations related to the discontinued health care services segment during fiscal 1996 are presented below:

                                                               EIGHT MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                                   1996
                                                              --------------
Net revenues................................................   $11,382,000
                                                               ===========
Income before income taxes..................................   $ 1,680,000
Income tax expense..........................................       717,000
                                                               -----------
          Net income........................................   $   963,000
                                                               ===========

     The effective tax rate used in calculating income tax expense related to discontinued operations exceeds the normal Federal statutory tax rate due principally to state income taxes.

14. OTHER CONSOLIDATED BALANCE SHEETS, STATEMENTS OF OPERATIONS
    AND STATEMENTS OF CASH FLOWS INFORMATION

     Accounts receivable are composed of the following:

                                                               BALANCE AT OCTOBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Accounts receivable.........................................  $19,681,000   $12,922,000
Less allowance for doubtful accounts........................     (259,000)     (362,000)
                                                              -----------   -----------
          Accounts receivable, net..........................  $19,422,000   $12,560,000
                                                              ===========   ===========

     Revenue amounts set forth in the accompanying Consolidated Statements of Operations do not include any material amounts in excess of billings related to long-term contracts.

     Inventories are composed of the following:

                                                               BALANCE AT OCTOBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Finished products...........................................  $ 9,306,000   $ 4,329,000
Work in process.............................................    5,213,000     7,359,000
Materials, parts, assemblies and supplies...................    9,808,000     6,671,000
                                                              -----------   -----------
          Total inventories.................................  $24,327,000   $18,359,000
                                                              ===========   ===========

     Inventories related to long-term contracts were not significant as of October 31, 1998 and October 31, 1997.

     Property, plant and equipment are composed of the following:

                                                              BALANCE AT OCTOBER 31,
                                                            ---------------------------
                                                                1998           1997
                                                            ------------   ------------
Land......................................................  $    707,000   $    525,000
Buildings and improvements................................     7,477,000      6,578,000
Machinery and equipment...................................    17,581,000     15,753,000
Construction in progress..................................     5,058,000        507,000
                                                            ------------   ------------
                                                              30,823,000     23,363,000
Less accumulated depreciation.............................   (16,028,000)   (14,820,000)
                                                            ------------   ------------
          Property, plant and equipment, net..............  $ 14,795,000   $  8,543,000
                                                            ============   ============

                       HEICO CORPORATION AND SUBSIDIARIES

     Intangible assets are composed of the following:

                                                               BALANCE AT OCTOBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Excess of cost over the fair value of net assets acquired...  $54,247,000   $13,539,000
Deferred charges............................................    1,691,000       905,000
                                                              -----------   -----------
                                                               55,938,000    14,444,000
Less accumulated amortization...............................   (1,974,000)   (1,186,000)
                                                              -----------   -----------
Intangible assets, net......................................  $53,964,000   $13,258,000
                                                              ===========   ===========

     Accrued expenses and other current liabilities are composed of the following:

                                                               BALANCE AT OCTOBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              -----------   ----------
Accrued employee compensation...............................  $ 3,515,000   $2,757,000
Accrued customer rebates and credits........................    2,434,000    1,553,000
Estimated McClain purchase price adjustment.................    1,000,000           --
Deferred reimbursement of research and development costs....      990,000           --
Other.......................................................    2,462,000    2,370,000
                                                              -----------   ----------
          Total accrued expenses and other current
            liabilities.....................................  $10,401,000   $6,680,000
                                                              ===========   ==========

SALES

     Export sales were $21,874,000 in fiscal 1998, $18,662,000 in fiscal 1997 and $9,806,000 in fiscal 1996. Fiscal 1997 export sales include $7,912,000 to Europe. No one customer accounted for sales of 10% or more of consolidated sales during the last three fiscal years.

RESEARCH AND DEVELOPMENT EXPENSES

     Fiscal 1998, 1997, and 1996 cost of sales amounts include approximately $900,000, $3,100,000 and $2,400,000, respectively, of new product research and development expenses. The expenses for fiscal 1998 are net of $3,500,000 received from Lufthansa and spent by the Company in fiscal 1998 pursuant to a research and development cooperation agreement entered into October 1997. Amounts received from Lufthansa and not used as of October 31, 1998 totalled $990,000 and are recorded as deferred income on the balance sheet.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ARE AS FOLLOWS:

     Cash paid for interest was $996,000, $477,000 and $264,000 in fiscal 1998, 1997 and 1996, respectively. Cash paid for income taxes was $6,753,000, $3,438,000 and $4,421,000 in fiscal 1998, 1997 and 1996, respectively.

                       HEICO CORPORATION AND SUBSIDIARIES

     Non-cash investing and financing activities related to the acquisitions and contingent note payments during fiscal 1998, 1997 and 1996 were as follows:

                                                       1998          1997         1996
                                                    -----------   ----------   ----------
Fair value of assets acquired:
  Intangible assets...............................  $40,468,000   $8,395,000   $3,944,000
  Inventories.....................................    1,327,000      669,000    6,635,000
  Accounts receivable.............................    3,040,000    2,032,000    3,051,000
  Property, plant and equipment...................    1,985,000      421,000      104,000
  Other assets....................................       95,000       24,000       41,000
Cash paid, including contingent note payments.....  (45,911,000)  (6,737,000)  (7,661,000)
Fair value of common stock issued.................           --   (3,544,000)          --
                                                    -----------   ----------   ----------
Liabilities assumed...............................  $ 1,004,000   $1,260,000   $6,114,000
                                                    ===========   ==========   ==========

     Non-cash investing and financing activities related to purchases by the discontinued health care operations of property, plant and equipment financed by capital leases during fiscal 1996 amounted to $1,343,000. There were no significant capital lease financing activities during fiscal 1998 and 1997. Additionally, retained earnings was charged $20,963,000 in fiscal 1996 as a result of the 10% stock dividends described in Note 7 above.

15.  PENDING LITIGATION

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

     In July and November 1995, the Company filed its answers to UTC's complaint denying the allegations. In addition, the Company filed counterclaims against UTC for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. UTC filed an answer denying the counterclaims. A number of motions remain pending and no trial date is currently set.

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

     On January 28, 1998, a Motion for Summary Judgment filed by the Company on the sole remaining count in UTC's complaint (for patent infringement) was granted by the United States District Court Judge. The Summary Judgment dismissed UTC's remaining claim, finding that HEICO Aerospace Corporation and Jet Avion did not infringe UTC's patent.

                       HEICO CORPORATION AND SUBSIDIARIES

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

     In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a The Travelers Casualty and Surety Co. (Travelers). The complaint seeks reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in the above referenced litigation with UTC. In addition, Travelers seeks a declaratory judgement that the Company did not and does not have insurance coverage under certain insurance policies with Travelers and accordingly, that Travelers did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Travelers' lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

     The Company intends to vigorously defend Travelers' claim and believes that it has significant counterclaims for damages. After taking into consideration legal counsel's evaluation of Travelers' claim, management is of the opinion that the outcome of the Travelers litigation will not have a significant adverse effect on the Company's consolidated financial statements.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Directors of the Company is incorporated by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 1998.

     Information concerning the executive officers of the Company is set forth at Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

     The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................    24
Consolidated Balance Sheets at October 31, 1998 and 1997....    25
Consolidated Statements of Operations for the years ended
  October 31, 1998, 1997 and 1996...........................    27
Consolidated Statements of Shareholders' Equity for the
  years ended October 31, 1998, 1997 and 1996...............    28
Consolidated Statements of Cash Flows for the years ended
  October 31, 1998, 1997 and 1996...........................    29
Notes to Consolidated Financial Statements..................    30

     (a)(2) Financial Statement Schedules:

     No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

     (a)(3) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1       --  Amended and Restated Agreement of Merger and Plan of
               Reorganization, dated as of March 22, 1993, by and among
               HEICO Corporation, HEICO Industries, Corp. and New HEICO,
               Inc. is incorporated by reference to Exhibit 2.1 to the
               Registrant's Registration Statement on Form S-4
               (Registration No. 33-57624) Amendment No. 1 filed on March
               19, 1993.*
 2.2       --  Stock Purchase Agreement, dated June 20, 1996, by and among
               HEICO Corporation, MediTek Health Corporation and U.S.
               Diagnostic Inc. is incorporated by reference to Exhibit 2 to the Form 8-K dated July 11, 1996.*
 2.3       --  Stock Purchase Agreement, dated as of September 16, 1996, by and between HEICO Corporation and Sigmund Borax is
               incorporated by reference to Exhibit 2 to the Form 8-K dated
               September 16, 1996.*
 2.4       --  Stock Purchase Agreement dated July 25, 1997, among HEICO
               Corporation, N.A.C. Acquisition Corporation, Northwings
               Accessories Corporation, Ramon Portela and Otto Newman
               (without schedules) is incorporated by reference to Exhibit
               2 to Form 8-K dated September 16, 1997.*
 3.1       --  Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration
               Statement on Form S-4 (Registration No. 33-57624) Amendment
               No. 1 filed on March 19, 1993.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.2       --  Articles of Amendment of the Articles of Incorporation of
               the Registrant, dated April 27, 1993, are incorporated by
               reference to Exhibit 3.2 to the Company's Registration
               Statement on Form 8-B dated April 29, 1993.*
 3.3       --  Articles of Amendment of the Articles of Incorporation of
               the Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended
               October 31, 1993.*
 3.4       --  Articles of Amendment of the Articles of Incorporation of
               the Registrant, dated March 19, 1998, are incorporated by
               reference to Exhibit 3.4 to the Company's Registration
               Statement on Form S-3 (Registration No. 333-48439) filed on
               March 23, 1998.*
 3.5       --  Bylaws of the Registrant are incorporated by reference to
               Exhibit 3.4 to the Form 10-K for the year ended October 31,
               1996.*
 4.0       --  The description and terms of Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and
               SunBank, N.A., as Rights Agent, dated as of November 2,
               1993, incorporated by reference to Exhibit 1 to the Form 8-K dated November 2, 1993.*
10.1       --  Loan Agreement, dated March 1, 1988, between HEICO
               Corporation and Broward County, Florida is incorporated by reference to Exhibit 10.1 to the Form 10-K for the year
               ended October 31, 1994.*
10.2       --  SunBank Reimbursement Agreement, dated February 28, 1994, between HEICO Aerospace Corporation and SunBank/South
               Florida, N.A. is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1994.*
10.3       --  Amendment, dated March 1, 1995, to the SunBank Reimbursement
               Agreement dated February 28, 1994 between HEICO Aerospace
               Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K from the year ended October 31, 1995.*
10.4       --  Loan Agreement, dated February 28, 1994, between HEICO
               Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 1994.*
10.5       --  The First Amendment, dated October 13, 1994, to Loan
               Agreement dated February 28, 1994 between HEICO Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended October
               31, 1994.*
10.6       --  Second Amendment, dated March 1, 1995, to the Loan Agreement dated February 28, 1994 between HEICO Corporation and
               SunBank/South Florida, N.A. is incorporated by reference to
               Exhibit 10.6 to the Form 10-K for the year ended October 31,
               1995.*
10.7       --  Third Amendment, dated September 16, 1997, to Loan Agreement dated February 28, 1994 between HEICO Corporation and
               SunTrust Bank, South Florida, National Association is
               incorporated by reference to Exhibit 10.7 to the Form 10-K/A for the year ended October 31, 1997.*
10.8       --  Fourth Amendment, dated December 1, 1997, to Loan Agreement dated February 28, 1994 between HEICO Corporation and
               SunTrust Bank, South Florida, National Association is
               incorporated by reference to Exhibit 10.8 to Form 10-K/A for the year ended October 31, 1997.*
10.9       --  Loan Agreement, dated March 31, 1994, between HEICO
               Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 1994.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.10      --  The First Amendment, dated May 31, 1994, to Loan Agreement dated March 31, 1994 between HEICO Corporation and Eagle
               National Bank of Miami is incorporated by reference to
               Exhibit 10.6 to the Form 10-K for the year ended October 31,
               1994.*
10.11      --  The Second Amendment, dated August 9, 1995, to the Loan
               Agreement dated March 31, 1994 between HEICO Corporation and
               Eagle National Bank of Miami is incorporated by reference to
               Exhibit 10.9 to the Form 10-K for the year ended October 31,
               1995.*
10.12      --  Second Loan Modification Agreement, dated February 27, 1997, between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.3 to the Form
               10-Q for the three months ended April 30, 1997.*
10.13      --  Third Loan Modification Agreement, dated February 6, 1998, between HEICO Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.1 to the Form
               10-Q for the three months ended January 31, 1998.*
10.14      --  Loan Agreement, dated October 1, 1996, between HEICO
               Aerospace Corporation and Broward County, Florida is
               incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended October 31, 1996.*
10.15      --  SunTrust Bank Reimbursement Agreement, dated October 1,
               1996, between HEICO Aerospace Corporation and SunTrust Bank,
               South Florida, N.A. is incorporated by reference to Exhibit
               10.11 to the Form 10-K for the year ended October 31, 1996.*
10.16      --  HEICO Savings and Investment Plan and Trust, as amended and restated effective January 2, 1987 is incorporated by
               reference to Exhibit 10.2 to the Form 10-K for the year
               ended October 31, 1987.*
10.17      --  HEICO Savings and Investment Plan, as amended and restated
               December 19, 1994, is incorporated by reference to Exhibit
               10.11 to the Form 10-K for the year ended October 31, 1994.*
10.18      --  HEICO Corporation 1993 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.18 to the Company's
               Registration Statement on Form S-3 (Registration No.
               333-48439) filed on March 23, 1998.*
10.19      --  HEICO Corporation Combined Stock Option Plan, dated March
               15, 1988, is incorporated by reference to Exhibit 10.3 to
               the Form 10-K for the year ended October 31, 1989.*
10.20      --  Non-Qualified Stock Option Agreement for Directors, Officers
               and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*
10.21      --  HEICO Corporation Directors' Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to
               Exhibit 10.19 to the Form 10-K for the year ended October
               31, 1992.*
10.22      --  Key Employee Termination Agreement, dated as of April 5,
               1988, between HEICO Corporation and Thomas S. Irwin is
               incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended October 31, 1992.*
10.23      --  Employment and Non-compete Agreement, dated as of September
               16, 1996, by and between HEICO Corporation and Sigmund Borax is incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 16, 1996.*
10.24      --  Employment and Non-compete Agreement, dated as of September
               16, 1996, by and between HEICO Corporation and Charles Kott is incorporated by reference to Exhibit 10.2 to the Form 8-K dated September 16, 1996.*
10.25      --  Loan Agreement, dated as of March 1, 1997, between
               Trilectron Industries, Inc. and Manatee County, Florida is
               incorporated by reference to Exhibit 10.1 to the Form 10-Q for the three months ended April 30, 1997.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.26      --  Letter of Credit and Reimbursement Agreement, dated as of
               March 1, 1997, between Trilectron Industries, Inc., and
               First Union National Bank of Florida (excluding referenced exhibits) is incorporated by reference to Exhibit 10.2 to
               the Form 10-Q for the three months ended April 30, 1997.*
10.27      --  Registration Rights Agreement, dated September 15, 1997, by and between HEICO Corporation and Ramon Portela is
               incorporated by reference to Exhibit 10.1 to Form 8-K dated
               September 16, 1997.*
10.28      --  Employment and Non-compete Agreement dated September 16,
               1997, by and between Northwings Accessories Corporation and
               Ramon Portela is incorporated by reference to Exhibit 10.2 to Form 8-K dated September 16, 1997.*
10.29      --  Amendment to Registration and Sale Rights Agreement, dated as of December 24, 1996, by and among U.S. Diagnostic Inc.
               and HEICO Corporation is incorporated by reference to
               Exhibit 10.22 to Form 10-K for the year ended October 31,
               1996.*
10.30      --  Assignment of Promissory Note by and between HEICO
               Corporation and Forum Capital Markets L.P. is incorporated by reference to Exhibit 10.3 to Form 8-K dated September 16,
               1997.*
10.31      --  Amendment to 6 1/2% Convertible Note, dated as of December
               24, 1996, by and among U.S. Diagnostic Inc. and HEICO
               Corporation is incorporated by reference to Exhibit 10.21 to
               Form 10-K for the year ended October 31, 1996.*
10.32      --  Second Amendment to the 6 1/2% Convertible Note, dated
               September 10, 1997, by and among U.S. Diagnostic Inc., and
               HEICO Corporation is incorporated by reference to Exhibit
               10.4 to Form 8-K dated September 16, 1997.*
10.33      --  Stock Purchase Agreement, dated October 30, 1997, by and among HEICO Corporation, HEICO Aerospace Holdings Corp. and
               Lufthansa Technik AG is incorporated by reference to Exhibit
               10.31 to Form 10-K/A for the year ended October 31, 1997.*
10.34      --  Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace
               Corporation and all of the shareholders of HEICO Aerospace
               Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended
               October 31, 1997.*
10.35      --  Stock Purchase Agreement dated as of June 9, 1998 among
               HEICO Aerospace Holdings Corp., McClain International, Inc.,
               Randolph S. McClain, Janet M. Wallace and Paul R. Schwinne
               (without schedules) is incorporated by reference to Exhibit
               2 to Form 8-K dated August 4, 1998.*
10.36      --  Agreement for the Sale and Purchase of Real Property, by and
               among Randolph S. McClain and HEICO Aerospace Holdings
               Corp., is incorporated by reference to Exhibit 10.1 to Form
               8-K dated August 4, 1998.*
10.37      --  Credit Agreement among HEICO Corporation and SunTrust Bank,
               South Florida, N.A., as Agent, dated as of July 30, 1998, is incorporated by reference to Exhibit 10.2 to Form 8-K dated
               August 4, 1998.*
10.38      --  Asset Purchase Agreement, dated as of December 4, 1998, among RDI Acquisition Corp., HEICO Aerospace Holdings Corp.,
               HEICO Corporation, Rogers-Dierks, Inc., William Rogers and
               John Dierks (without schedules and exhibits) is incorporated by reference to Exhibit 2.1 to Form 8-K dated December 22,
               1998.*
21         --  Subsidiaries of the Company.**
23.1       --  Consent of Deloitte & Touche LLP.**

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
27         --  Financial Data Schedule.**

---------------

*  Previously filed.
** Filed herewith.

     (b) Reports on Form 8-K

     A report on Form 8-K dated August 4, 1998 relating to the acquisition of all of the outstanding stock of McClain International, Inc. was filed by the Company during the fourth quarter of fiscal 1998. In addition, a report on Form 8-K dated December 8, 1998 was filed relating to the acquisition of substantially all of the assets of Rogers-Dierks, Inc. See Item 1. "Business."

     (c) Exhibits

     See Item 14(a)(3).

     (d) Separate Financial Statements Required

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEICO CORPORATION

                                          By:      /s/ THOMAS S. IRWIN
                                            ------------------------------------
                                                      Thomas S. Irwin
                                                  Executive Vice President
                                                and Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

Date: January 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              /s/ LAURANS A. MENDELSON                   Chairman, President, Chief        January 15, 1999
-----------------------------------------------------      Executive Officer and
                Laurans A. Mendelson                       Director (Principal
                                                           Executive Officer)

                                                         Director
-----------------------------------------------------
                  Jacob T. Carwile

             /s/ SAMUEL L. HIGGINBOTTOM                  Director                          January 15, 1999
-----------------------------------------------------
               Samuel L. Higginbottom

                                                         Director
-----------------------------------------------------
                   Paul F. Manieri

                /s/ ERIC A. MENDELSON                    Director                          January 15, 1999
-----------------------------------------------------
                  Eric A. Mendelson

               /s/ VICTOR H. MENDELSON                   Director                          January 15, 1999
-----------------------------------------------------
                 Victor H. Mendelson

              /s/ ALBERT MORRISON, JR.                   Director                          January 15, 1999
-----------------------------------------------------
                Albert Morrison, Jr.

                                                         Director
-----------------------------------------------------
                  Alan Schriesheim

                                                         Director
-----------------------------------------------------
                    Guy C. Shafer