Form 10-Q
period 1999-01-31
HEICO CORP
filed 1999-03-15
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

                                 Yes X   No ____

The number of shares outstanding of each of the Registrant's classes of common stock as of March 2, 1999:

              Title of Class                              Shares Outstanding
     Common Stock, $.01 par value                              8,465,660
     Class A Common Stock, $.01 par value                      7,131,522

                                HEICO CORPORATION

                                      INDEX

                                                                        Page No.


Part I.  Financial information:

     Consolidated Condensed Balance Sheets as of
         January 31, 1999 (unaudited) and October 31, 1998                  2

     Consolidated Condensed Statements of Operations (unaudited)
         for the three months ended January 31, 1999 and 1998               3

     Consolidated Condensed Statements of Cash Flows (unaudited)
       for the three months ended January 31, 1999 and 1998                 4

     Notes to Consolidated Condensed Financial Statements (unaudited)       5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 11

Part II. Other Information:

     Item 1.  Legal Proceedings                                            17

     Item 6.  Exhibits and Reports on Form 8-K                             17

                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      ASSETS
                                                                     JANUARY 31,         OCTOBER 31,
                                                                        1999                 1998
                                                                    ------------        ------------
                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                      $  9,828,000        $  8,609,000
     Short-term investments                                            6,482,000           2,051,000
     Accounts receivable, net                                         19,235,000          19,422,000
     Inventories                                                      26,910,000          24,327,000
     Prepaid expenses and other current assets                         2,501,000           1,768,000
     Deferred income taxes                                             1,659,000           2,010,000
                                                                    ------------        ------------
        Total current assets                                          66,615,000          58,187,000
                                                                    ------------        ------------
Property, plant and equipment                                         34,961,000          30,823,000
     Less accumulated depreciation                                   (16,411,000)        (16,028,000)
                                                                    ------------        ------------
        Property, plant and equipment, net                            18,550,000          14,795,000
                                                                    ------------        ------------
Intangible assets less accumulated amortization of
     $1,681,000 and $1,186,000, respectively                          67,267,000          53,964,000
                                                                    ------------        ------------
Unexpended bond proceeds                                               1,860,000           2,252,000
                                                                    ------------        ------------
Deferred income taxes                                                  1,160,000             495,000
                                                                    ------------        ------------
Other assets                                                           4,286,000           3,368,000
                                                                    ------------        ------------
        Total assets                                                $159,738,000        $133,061,000
                                                                    ============        ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                           $    399,000        $    377,000
     Trade accounts payable                                            6,950,000           6,158,000
     Accrued expenses and other current liabilities                    9,498,000          10,401,000
     Income taxes payable                                              1,098,000             664,000
                                                                    ------------        ------------
        Total current liabilities                                     17,945,000          17,600,000
                                                                    ------------        ------------
Long-term debt, net of current maturities                             46,110,000          30,143,000
                                                                    ------------        ------------
Other non-current liabilities                                          3,915,000           2,819,000
                                                                    ------------        ------------
        Total liabilities                                             67,970,000          50,562,000
                                                                    ------------        ------------
Minority interest in consolidated subsidiary                          18,616,000          14,892,000
                                                                    ------------        ------------
Commitments and contingencies (Notes 2, 6 and 9)
Shareholders' equity:
     Preferred stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable in
        series; 200,000 designated as Series A
        Junior Participating Preferred Stock, none issued                     --                  --
     Common stock, $.01 par value; Authorized -
        30,000,000 shares; Issued and outstanding -
        8,464,025 and 8,323,036 shares, respectively                      84,000              83,000
     Class A Common Stock, $.01 par value;
        Authorized - 30,000,000 shares; Issued and
        outstanding - 4,136,572 and 4,140,404 shares,
        respectively                                                      41,000              41,000
     Capital in excess of par value                                   36,203,000          34,474,000
     Accumulated other comprehensive income                             (215,000)         (1,142,000)
     Retained earnings                                                39,537,000          36,649,000
                                                                    ------------        ------------
                                                                      75,650,000          70,105,000
     Less:  Note receivable from employee savings and
            investment plan                                           (2,498,000)         (2,498,000)
                                                                    ------------        ------------
        Total shareholders' equity                                    73,152,000          67,607,000
                                                                    ------------        ------------
        Total liabilities and shareholders' equity                  $159,738,000        $133,061,000
                                                                    ============        ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                        THREE MONTHS ENDED JANUARY 31,
                                                        ------------------------------
                                                            1999              1998
                                                        ------------      ------------
Net sales                                               $ 28,211,000      $ 19,783,000
                                                        ------------      ------------
Operating costs and expenses:
Cost of sales                                             16,528,000        12,479,000
Selling, general and administrative expenses               4,906,000         3,483,000
                                                        ------------      ------------
Total operating costs and expenses                        21,434,000        15,962,000
                                                        ------------      ------------
Operating income                                           6,777,000         3,821,000

Interest expense                                            (596,000)         (129,000)
Interest and other income                                    226,000           514,000
                                                        ------------      ------------
Income before income taxes
   and minority interest                                   6,407,000         4,206,000

Income tax expense                                         2,307,000         1,406,000
                                                        ------------      ------------
Income before minority interest                            4,100,000         2,800,000

Minority interest                                            897,000           518,000
                                                        ------------      ------------
Net income                                              $  3,203,000      $  2,282,000
                                                        ============      ============
Net income per share:
   Basic                                                $        .26      $        .18
                                                        ============      ============
   Diluted                                              $        .21      $        .15
                                                        ============      ============
Weighted average number of common shares outstanding:
   Basic                                                  12,515,352        12,434,066
                                                        ============      ============
   Diluted                                                15,531,650        15,309,776
                                                        ============      ============
Cash dividends per share                                $       .025      $       .025
                                                        ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                 THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                          ------------------------------
                                                               1999              1998
                                                          ------------      ------------
Cash flows from operating activities:
   Net income                                             $  3,203,000      $  2,282,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                           1,232,000           589,000
     Deferred income taxes                                    (314,000)         (289,000)
     Deferred financing costs                                  (36,000)          (21,000)
     Minority interest in consolidated subsidiary              897,000           518,000
     Change in assets and liabilities:
        Decrease in accounts receivable                      1,097,000           259,000
        (Increase) in inventories                           (1,571,000)       (2,227,000)
        (Increase) in prepaid expenses and
           other current assets                               (725,000)         (224,000)
        (Increase) in unexpended bond proceeds                 (71,000)               --
        (Decrease) increase in trade payables, accrued
          expenses and other current liabilities            (1,496,000)          618,000
        Increase in income taxes payable                       434,000           961,000
        Other                                                  (12,000)          (58,000)
                                                          ------------      ------------
     Net cash provided by operating activities               2,638,000         2,408,000
                                                          ------------      ------------
Cash flows from investing activities:
     Purchases of businesses, net of cash acquired         (14,234,000)               --
     Net change in short-term investments                   (3,504,000)               --
     Purchases of property, plant and equipment             (4,109,000)         (717,000)
     Payment received from employee savings and
        investment plan note receivable                             --           444,000
     Other                                                    (132,000)         (331,000)
                                                          ------------      ------------
     Net cash (used in) investing activities               (21,979,000)         (604,000)
                                                          ------------      ------------
Cash flows from financing activities:
     Proceeds from the issuance of long-term debt:
        Proceeds from revolving credit facility             16,000,000                --
        Bond reimbursement proceeds                            432,000           509,000
        Other                                                       --            94,000
     Proceeds from the exercise of stock options             1,842,000            38,000
     Repurchases of common stock                              (127,000)               --
     Principle payments on long-term debt                      (99,000)         (106,000)
     Cash dividends paid                                      (315,000)         (316,000)
     Additional minority interest investment                 2,827,000                --
                                                          ------------      ------------
     Net cash provided by financing activities              20,560,000           219,000
                                                          ------------      ------------
Net increase in cash and cash equivalents                    1,219,000         2,023,000
Cash and cash equivalents at beginning of year               8,609,000        24,199,000
                                                          ------------      ------------
Cash and cash equivalents at end of period                $  9,828,000      $ 26,222,000
                                                          ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                     For The Quarter Ended January 31, 1999

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1998. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Effective December 4, 1998, the Company, through a subsidiary, acquired substantially all of the assets of Rogers-Dierks, Inc. (Rogers-Dierks). In consideration of this acquisition, the Company paid $14.1 million in cash at the closing, and committed to pay $1.1 million in deferred payments over the next two years. The source of the purchase price was proceeds from the Company's $120 million revolving credit facility. Subject to meeting certain earnings objectives, the former shareholders' of Rogers-Dierks could receive additional consideration of up to $7.3 million payable in cash or shares of the Company's Class A Common Stock. The purchase price will be adjusted based on the final determination of the actual net worth of the net assets acquired as of December 4, 1998 as well as any contingent consideration paid. This acquisition has been accounted for using the purchase method of accounting and the results of operations of Rogers-Dierks were included in the Company's results effective December 4, 1998. Had Rogers-Dierks been acquired as of the beginning of fiscal 1998, the pro forma consolidated results would not have been materially different from the reported results.

Rogers-Dierks formerly designed and manufactured FAA-approved, factory-new jet engine replacement parts for sale to commercial airlines. The Company has continued to use the acquired assets for the same purposes as formerly used by Rogers-Dierks.

Subsequent to the closing of the transaction, Lufthansa Technik AG (Lufthansa) made an additional investment of approximately $3 million in HEICO Aerospace Holding Corp. (HEICO Aerospace) representing 20% of the initial cash consideration.

3. Short-term investments consist of equity securities with an aggregate cost of $6,819,000 and $3,864,000 as of January 31, 1999 and October 31, 1998,
respectively. These investments are classified as available-for-sale and stated at a fair value of $6,482,000 and $2,051,000 as of January 31, 1999 and October 31, 1998, respectively. The gross unrealized losses were $337,000 and $1,813,000 as of January 31, 1999 and October 31, 1998, respectively. Unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to shareholders' equity. Gross realized gains on sales of securities classified as available-for-sale, using the average cost method, were $288,000 in fiscal 1998 and zero in the first quarter 1999. There were no realized losses during these periods.

4. Accounts receivable are composed of the following:

                                                         JANUARY 31, 1999     OCTOBER 31, 1998
                                                         ----------------     ----------------
         Accounts receivable                               $19,557,000          $19,681,000
         Less allowance for doubtful accounts                 (322,000)            (259,000)
                                                           -----------          -----------
         Accounts receivable, net                          $19,235,000          $19,422,000
                                                           ===========          ===========

Revenue amounts set forth in the accompanying Consolidated Condensed Statements of Operations do not include any material amounts in excess of billings relating to long-term contracts.

     Inventories are comprised of the following:

                                                         JANUARY 31, 1999     OCTOBER 31, 1998
                                                         ----------------     ----------------
         Finished products                                 $10,814,000          $ 9,306,000
         Work in process                                     6,745,000            5,213,000
         Materials, parts, assemblies and supplies           9,351,000            9,808,000
                                                           -----------          -----------
         Total inventories                                 $26,910,000          $24,327,000
                                                           ===========          ===========

Inventories related to long-term contracts were not significant as of January 31, 1999 and October 31, 1998.

5. Long-term debt consists of:

                                                        JANUARY 31, 1999     OCTOBER 31, 1998
                                                        ----------------     ----------------
         Borrowings under revolving credit facility        $36,000,000          $20,000,000
         Industrial Development Revenue
           Bonds - Series 1997A                              3,000,000            3,000,000
         Industrial Development Revenue
           Bonds - Series 1997C                                995,000              995,000
         Industrial Development Revenue
           Bonds - Series 1996                               3,500,000            3,500,000
         Industrial Development Revenue
           Refunding Bonds - Series 1988                     1,980,000            1,980,000
         Equipment loans.                                    1,034,000            1,045,000
                                                           -----------          -----------
                                                            46,509,000           30,520,000
         Less current maturities                              (399,000)            (377,000)
                                                           -----------          -----------
                                                           $46,110,000          $30,143,000
                                                           ===========          ===========

In July 1998, the Company entered into a $120 million revolving credit facility (Credit Facility) with a bank syndicate. Funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2001. At January 31, 1999, the Company had a total of $36 million borrowed under the Credit Facility at a weighted average interest rate of approximately 6.00%.

The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1996 (Series 1996 bonds) and in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997C bonds).

As of January 31, 1999, unexpended proceeds of the Series 1997A and 1997C bonds of $374,000, including investment earnings, are held by the trustee and are available for future qualified expenditures. The Series 1997A and 1997C bonds bear interest at 2.95% as of January 31, 1999.

As of January 31, 1999, unexpended proceeds of the Series 1996 bonds of $1,486,000, including investment earnings, are held by the trustee and are available for future qualified expenditures. The Series 1996 and Series 1988 bonds bear interest as of January 31, 1999, at 2.90% and 2.65%, respectively.

Equipment loans bear interest at rates ranging from 8.25% to 8.75% as of January 31, 1999.

6. On January 22, 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. The Company disputes such proposed adjustment, which would result in additional taxes of approximately $1.8 million on the gain on the sale of the discontinued health care operations.

7. Research and development expenses for the first three months of fiscal 1999 and 1998 totaled $300,000 in each of the three month periods. The expenses for the first three months of 1999 and 1998 are net of $1.7 million and $600,000, respectively, received from Lufthansa pursuant to a research and development cooperation agreement entered into on October 30, 1997. Amounts received from Lufthansa and not used as of January 31, 1999 and 1998 were $2.3 million and $1.4 million, respectively, and are recorded as a component of accrued expenses and other current liabilities in the consolidated condensed balance sheets.

8. Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

The Company's comprehensive income for the first quarter 1999 and 1998 consists of:

                                                       THREE MONTHS ENDED JANUARY 31,
                                                       ------------------------------
                                                          1999                 1998
                                                       ----------          ----------
         Net income                                    $3,203,000          $2,282,000
         Other comprehensive income
         Unrealized holding gain on
            investments, net of tax of $550,000           927,000                  --
                                                       ----------          ----------
         Comprehensive income                          $4,130,000          $2,282,000
                                                       ===========         ==========

Accumulated other comprehensive income as of January 31, 1999 and October 31, 1998 includes unrealized gain (loss) on investments as follows:

                                                              ACCUMULATED OTHER
                                                            COMPREHENSIVE INCOME
                                                            --------------------
         Balance, October 31, 1997                                $        --
         Unrealized holding (loss) on investments,
            net of tax benefit of $671,000                         (1,142,000)
                                                                  -----------
         Balance, October 31, 1998                                 (1,142,000)
         Unrealized holding gain on investments,
            net of tax of $550,000                                     927,000
                                                                  -----------
         Balance, January 31, 1999                                $  (215,000)
                                                                  ===========

9. In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. As of January 27, 1998, all counts of UTC's complaint that were not previously withdrawn by UTC have been dismissed by the court. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. UTC sought approximately $8 million in damages for the patent infringement and approximately $30 million in damages for the misappropriation of trade secrets and unfair competition claims. The aggregate damages referred to in the preceding sentence did not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the patent infringement damages. UTC also sought, among other things, pre-judgment interest and treble damages.

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

10. Effective February 4, 1999, the Company, through its subsidiary Radiant Power Corp., acquired the assets of the Radiant Power product line from Derlan, Inc. In consideration of this acquisition, the Company paid $6.5 million in cash. The source of the purchase price was proceeds from the Company's Credit Facility. The purchase price will be adjusted based on the final determination of the actual net worth of the net assets acquired as of the effective date. The acquisition is being accounted for using the purchase method of accounting and the results of operations of Radiant Power Corp. will be included in the Company's results effective February 4, 1999 and will be included in the Company's Electronics and Ground Support operations. The Radiant Power product line includes back-up power supplies and battery packs for a variety of commercial aircraft applications.

In February and March 1999, the Company completed, through a public offering, the issuance of an aggregate of 2,994,050 shares of Class A Common Stock, including over-allotment options granted to the underwriters. The net proceeds of the offering to the Company approximated $56 million. A portion of the proceeds of the offering were used to repay $42.5 million outstanding under the Company's Credit Facility. The remaining proceeds will be used for working capital and general corporate purposes, including possible acquisitions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our results of operations during the current period and prior fiscal year have been affected by a number of significant transactions. This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Condensed Financial Statements and Notes thereto included herein. For further information regarding the acquisitions discussed below, see Notes 2 and 10 to our Condensed Consolidated Financial Statements. These acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the date of acquisition.

As of December 4, 1998, through our Flight Support Group, we acquired Rogers-Dierks for approximately $14.1 million in cash and approximately $1.1 million in deferred payments over the next two years, with additional consideration of up to approximately $7.3 million payable in cash or shares of our Class A Common Stock.

Effective February 4, 1999, through our Electronics & Ground Support Group (formerly referred to as the Ground Support Group), we acquired the assets of the Radiant Power product line from Derlan, Inc. for $6.5 million in cash. The Radiant Power product line includes back-up power supplies and battery packs for a variety of commercial aircraft applications.

In February and March 1999, we completed, through a public offering, the issuance of an aggregate of 2,994,050 shares of Class A Common Stock resulting in net proceeds to the Company of approximately $56 million. A portion of the proceeds of the offering were used to repay $42.5 million outstanding under our Credit Facility. The remaining proceeds will be used for working capital and general corporate purposes, including possible acquisitions.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth net sales by product and the percentage of net sales represented by the respective items in the Company's Consolidated Condensed Statements of Operations.

                                                             THREE MONTHS ENDED JANUARY 31,
                                                           ---------------------------------
                                                             1999                      1998
                                                           -------                   -------
                                                              (Dollar amounts in thousands)
   Net sales
   Flight Support                                          $20,768                   $13,930
   Electronics & Ground Support                              7,443                     5,853
                                                           -------                   -------
                                                           $28,211                   $19,783
                                                           =======                   =======

   Net sales                                                100.0%                    100.0%
   Gross profit                                              41.4%                     36.9%
   Selling, general and administrative expenses              17.4%                     17.6%
   Operating income                                          24.0%                     19.3%
   Interest expense                                           2.1%                       .7%
   Interest and other income                                   .8%                      2.6%
   Income tax expense                                         8.2%                      7.1%
   Minority interest                                          3.2%                      2.6%
   Net income                                                11.4%                     11.5%

COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998

NET SALES

Net sales for the first quarter 1999 totaled $28.2 million, up 43% when compared to the first quarter 1998 net sales of $19.8 million.

The increase in first quarter 1999 sales reflects an increase of $6.8 million (a 49% increase) to $20.8 million from the Company's Flight Support products and services. This increase includes sales of McClain International, Inc. (McClain), Associated Composite, Inc. (Associated) and Rogers-Dierks (each acquired during the period July to December 1998) aggregating $4.3 million, with the balance reflecting increased sales volumes of jet engine replacement parts to the Company's commercial airline industry customers. The net sales increase also reflects an increase of $1.6 million (a 27% increase) to $7.4 million in revenues from the Company's Electronics & Ground Support products principally due to sales of new products and increased market penetration.

GROSS PROFITS AND OPERATING EXPENSES

The Company's gross profit margins averaged 41.4% for the first quarter 1999 as compared to 36.9% for the first quarter 1998. This increase reflects an improvement in gross margins in the Flight Support operations resulting from higher gross profit margins contributed by the newly-acquired McClain and Rogers-Dierks operations as well as higher margins reflecting new products, customer mix and cost controls.

Selling, general and administrative ("SG&A") expenses were $4.9 million for the first quarter 1999 and $3.5 million for the first quarter 1998. The increase results from the inclusion of SG&A expenses of McClain, Associated and Rogers-Dierks, including additional goodwill amortization, and higher general corporate expenses. As a percentage of net sales, SG&A expenses declined to 17.4% for the first quarter 1999 from 17.6% for the first quarter 1998 reflecting continuing efforts to control costs while increasing revenues.

OPERATING INCOME

Operating income increased $3.0 million to $6.8 million (a 77% increase) for the first quarter 1999 from $3.8 million for the first quarter 1998. The improvement in operating income was due primarily to increases in sales and gross profits of the Flight Support and Electronics & Ground Support operations discussed above.

INTEREST EXPENSE

Interest expense increased $467,000 to $596,000 from the first quarter 1998 to the first quarter 1999. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance the Company's acquisitions.

INTEREST AND OTHER INCOME

Interest and other income decreased $288,000 to $226,000 from the first quarter 1998 to the first quarter 1999 due principally to the decrease in invested funds used for the acquisition of McClain in July 1998.

INCOME TAX EXPENSE

The Company's effective tax rate increased to 36% for the first quarter 1999 from 33.5% for the first quarter 1998 due principally to a decrease in benefits from export sales and a reduction in tax-free investments.

MINORITY INTEREST

Minority interest represents the 20% minority interest held by Lufthansa which increased from the first quarter 1999 to the first quarter of 1998 due to higher net income of the Flight Support Group.

NET INCOME

The Company's net income totaled $3.2 million, or $.21 per diluted share, in the first quarter 1999, improving 40% from net income of $2.3 million, or $.15 per diluted share, in the first quarter 1998.

The improvement in net income for the first quarter 1999 over the first quarter 1998 is primarily attributable to the increased sales and operating income partially offset by higher interest costs, the increase in minority interest in earnings of the Flight Support Group and the increase in the effective tax rate discussed above.

INFLATION

The Company has generally experienced increases in its costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on the Company's net income has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash primarily from operating activities and financing activities, including borrowings under long-term credit agreements and proceeds from the issuance of industrial development revenue bonds.

Principal uses of cash by the Company will include payments of interest and principal on debt, capital expenditures, increases in working capital and acquisitions.

The Company believes that operating cash flow, proceeds from the Class A Common Stock offering and available borrowings under the Company's Credit Facility will be sufficient to fund cash requirements for the foreseeable future.

OPERATING ACTIVITIES

The Company's cash flow from operations was $2.6 million for the first quarter 1999, principally reflecting net income of $3.2 million, adjustments for depreciation and amortization of $1.2 million, an increase in inventories of $1.6 million to meet increased sales orders, a decrease in receivables of $1.1 million due to timing of collections and a decrease in trade payables and other current liabilities aggregating $1.5 million primarily as a result of the timing of payments due for such liabilities.

INVESTING ACTIVITIES

The principal cash used in investing activities in the first quarter 1999 was cash used in the acquisition of Rogers-Dierks totaling $14.2 million. Purchases of property, plant and equipment totaled $4.1 million, including $2.7 million by Northwings Accessories Corp. (Northwings) to purchase a facility which will enable Northwings and Associated to operate from one location. The Company also purchased short-term investments totalling $2.9 million.

FINANCING ACTIVITIES

The Company's principal financing activities during the first quarter 1999 included proceeds of long-term debt of $16.4 million, including $16.0 million from the Company's Credit Facility primarily to fund business acquisitions. In addition, the Company received $2.8 million from Lufthansa representing its additional minority interest investment required to maintain its 20% equity position in the Flight Support Group due to the acquisition of Rogers-Dierks and $1.8 million from the exercise of stock options during the first quarter 1999.

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

NEW ACCOUNTING STANDARDS

Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27  Financial data schedule

     (b) Reports on Form 8-K

         A report on Form 8-K was filed by the Company dated December 8, 1998 and amended January 15, 1999, reported under Item 2, "Acquisition or Disposition of Assets," relating to the purchase of substantially all of the assets of Rogers-Dierks, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HEICO CORPORATION
                                                 -----------------
                                                   (Registrant)

       MARCH 15, 1999                       BY /s/ THOMAS S. IRWIN
       --------------                       -----------------------------------
            Date                   Thomas S. Irwin, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
  27            Financial data schedule