Form 10-Q
period 1999-04-30
HEICO CORP
filed 1999-06-11
CIK 46619

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

           [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                          Commission file number 1-4604

                                HEICO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                     65-0341002
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  3000 TAFT STREET, HOLLYWOOD, FLORIDA                   33021
---------------------------------------               -----------
(Address of principal executive offices)               (Zip Code)


                                 (954) 987-6101
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                   No
                       -----                    -----

The number of shares outstanding of each of the Registrant's classes of common stock as of June 2, 1999:

               Title of Class                      Shares Outstanding
      Common Stock, $.01 par value                     8,475,532
      Class A Common Stock, $.01 par value             7,229,383

                                HEICO CORPORATION

                                      INDEX

                                                                       Page No.

Part I.  Financial information:

     Consolidated Condensed Balance Sheets as of
        April 30, 1999 (unaudited) and October 31, 1998                    2

     Consolidated Condensed Statements of Operations (unaudited)
        for the six and three months ended April 30, 1999 and 1998         3

     Consolidated Condensed Statements of Cash Flows (unaudited)
        for the six months ended April 30, 1999 and 1998                   4

     Notes to Consolidated Condensed Financial Statements (unaudited)    5 - 9

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10

Part II. Other Information:

     Item 1.  Legal Proceedings                                           17

     Item 4.  Submission of Matters to a Vote of Security Holders         17

     Item 6.  Exhibits and Reports on Form 8-K                            17

                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                       April 30,         October 31,
                                                                                         1999                1998
                                                                                    -------------       -------------
                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                      $  17,674,000       $   8,609,000
     Short-term investments                                                             5,548,000           2,051,000
     Accounts receivable, net                                                          22,138,000          19,422,000
     Inventories                                                                       31,456,000          24,327,000
     Prepaid expenses and other current assets                                          3,117,000           1,768,000
     Deferred income taxes                                                              1,241,000           2,010,000
                                                                                    -------------       -------------
        Total current assets                                                           81,174,000          58,187,000
                                                                                    -------------       -------------

Property, plant and equipment                                                          37,819,000          30,823,000
     Less accumulated depreciation                                                    (16,834,000)        (16,028,000)
                                                                                    -------------       -------------
        Property, plant and equipment, net                                             20,985,000          14,795,000
                                                                                    -------------       -------------
Intangible assets less accumulated amortization of
     $3,100,000 and $1,186,000, respectively                                           71,858,000          53,964,000
                                                                                    -------------       -------------
Unexpended bond proceeds                                                                1,795,000           2,252,000
                                                                                    -------------       -------------
Deferred income taxes                                                                   1,724,000             495,000
                                                                                    -------------       -------------
Other assets                                                                            5,480,000           3,368,000
                                                                                    -------------       -------------
        Total assets                                                                $ 183,016,000       $ 133,061,000
                                                                                    =============       =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                           $     398,000       $     377,000
     Trade accounts payable                                                             7,498,000           6,158,000
     Accrued expenses and other current liabilities                                     7,981,000          10,401,000
     Income taxes payable                                                                 286,000             664,000
                                                                                    -------------       -------------
        Total current liabilities                                                      16,163,000          17,600,000
                                                                                    -------------       -------------

Long-term debt, net of current maturities                                              10,009,000          30,143,000
                                                                                    -------------       -------------
Other non-current liabilities                                                           3,683,000           2,819,000
                                                                                    -------------       -------------
        Total liabilities                                                              29,855,000          50,562,000
                                                                                    -------------       -------------

Minority interest in consolidated subsidiary                                           19,550,000          14,892,000
                                                                                    -------------       -------------
Commitments and contingencies (Notes 3, 7, 10 and 11)
Shareholders' equity:
     Preferred stock, par value $.01 per share; Authorized - 10,000,000 shares issuable in series; 200,000 designated as Series A
        Junior Participating Preferred Stock, none issued                                      --                  --
     Common Stock, $.01 par value; Authorized -
        30,000,000 shares; Issued and outstanding -
        8,471,334 and 8,323,036 shares, respectively                                       85,000              83,000
     Class A Common Stock, $.01 par value;
        Authorized - 30,000,000 shares; Issued  and
        outstanding - 7,227,449 and 4,140,404 shares,
        respectively                                                                       72,000              41,000
     Capital in excess of par value                                                    92,649,000          34,474,000
     Accumulated other comprehensive income                                              (816,000)         (1,142,000)
     Retained earnings                                                                 43,628,000          36,649,000
                                                                                    -------------       -------------
                                                                                      135,618,000          70,105,000
     Less:  Note receivable from employee savings and
            investment plan                                                            (2,007,000)         (2,498,000)
                                                                                    -------------       -------------
        Total shareholders' equity                                                    133,611,000          67,607,000
                                                                                    -------------       -------------
        Total liabilities and shareholders' equity                                  $ 183,016,000       $ 133,061,000
                                                                                    =============       =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                                             SIX MONTHS ENDED APRIL 30,           THREE MONTHS ENDED APRIL 30,
                                                           -------------------------------       -------------------------------
                                                               1999               1998               1999               1998
                                                           ------------       ------------       ------------       ------------
Net sales                                                  $ 60,942,000       $ 42,456,000       $ 32,731,000       $ 22,673,000
                                                           ------------       ------------       ------------       ------------
Operating costs and expenses:
Cost of sales                                                35,830,000         26,996,000         19,302,000         14,517,000
Selling, general and administrative
  expenses                                                   10,563,000          7,481,000          5,657,000          3,998,000
                                                           ------------       ------------       ------------       ------------
Total operating costs and expenses                           46,393,000         34,477,000         24,959,000         18,515,000
                                                           ------------       ------------       ------------       ------------
Operating income                                             14,549,000          7,979,000          7,772,000          4,158,000

Interest expense                                               (821,000)          (253,000)          (225,000)          (124,000)
Interest and other income                                       547,000          1,099,000            321,000            585,000
                                                           ------------       ------------       ------------       ------------
Income before income taxes
   and minority interest                                     14,275,000          8,825,000          7,868,000          4,619,000

Income tax expense                                            5,151,000          2,990,000          2,844,000          1,584,000
                                                           ------------       ------------       ------------       ------------

Income before minority interest                               9,124,000          5,835,000          5,024,000          3,035,000

Minority interest                                             1,831,000          1,102,000            934,000            584,000
                                                           ------------       ------------       ------------       ------------

Net income                                                 $  7,293,000       $  4,733,000       $  4,090,000       $  2,451,000
                                                           ============       ============       ============       ============
Net income per share:
   Basic                                                   $        .52       $        .38       $        .27       $        .20
                                                           ============       ============       ============       ============

   Diluted                                                 $        .43       $        .31       $        .23       $        .16
                                                           ============       ============       ============       ============

Weighted average number of common shares outstanding:

   Basic                                                     13,911,609         12,452,808         15,307,866         12,471,549
                                                           ============       ============       ============       ============
   Diluted                                                   16,845,280         15,509,149         18,158,909         15,708,522
                                                           ============       ============       ============       ============
Cash dividends per share                                   $       .025       $       .025
                                                           ============       ============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                        SIX MONTHS ENDED
                                                                            APRIL 30,
                                                                 -------------------------------
                                                                      1999               1998
                                                                 ------------       ------------
Cash flows from operating activities:
   Net income                                                    $  7,293,000       $  4,733,000
   Adjustments to reconcile net income to cash
   provided by operating activities:

     Depreciation and amortization                                  2,411,000          1,099,000
     Deferred income taxes                                           (636,000)          (291,000)
     Deferred financing costs                                              --            (25,000)
     Minority interest in consolidated subsidiary                   1,831,000          1,102,000
     Change in assets and liabilities, net of acquisitions:

        (Increase) in accounts receivable                          (1,418,000)        (2,467,000)
        (Increase) in inventories                                  (5,178,000)        (4,709,000)
        (Increase) in prepaid expenses and
           other current assets                                    (1,346,000)          (809,000)
        (Increase) in unexpended bond proceeds                        (67,000)                --
        (Decrease) increase in trade payables, accrued
          expenses and other current liabilities                   (1,832,000)         4,724,000
        (Decrease) in income taxes payable                           (378,000)          (490,000)
        Other                                                         239,000           (138,000)
                                                                 ------------       ------------
     Net cash provided by operating activities                        919,000          2,729,000
                                                                 ------------       ------------
Cash flows from investing activities:

     Acquisitions, net of cash acquired                           (21,960,000)                --
     Net change in short-term investments                          (2,995,000)        (4,492,000)
     Purchases of property, plant and equipment                    (6,977,000)        (1,916,000)
     Payment received from employee savings and
        investment plan note receivable                               491,000            444,000
     Other                                                         (1,313,000)           (72,000)
                                                                 ------------       ------------
     Net cash (used in) investing activities                      (32,754,000)        (6,036,000)
                                                                 ------------       ------------

Cash flows from financing activities:

     Proceeds from Class A Common Stock offering                   56,187,000                 --
     Proceeds from the issuance of long-term debt:
        Proceeds from revolving credit facility                    22,500,000                 --
        Bond reimbursement proceeds                                   513,000            931,000
        Other                                                              --             94,000
     Principal payments on long-term debt                         (42,750,000)          (234,000)
     Proceeds from the exercise of stock options                      483,000            420,000
     Tax benefit on stock option exercises                          1,611,000                 --
     Repurchases of common stock                                     (105,000)                --
     Cash dividends paid                                             (315,000)          (329,000)
     Additional minority interest investment                       2 ,827,000                 --
     Other                                                            (51,000)                --
                                                                 ------------       ------------
     Net cash provided by financing activities                     40,900,000            882,000
                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents                9,065,000         (2,425,000)
Cash and cash equivalents at beginning of year                      8,609,000         24,199,000
                                                                 ------------       ------------
Cash and cash equivalents at end of period                       $ 17,674,000       $ 21,774,000
                                                                 ============       ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                 April 30, 1999

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1998. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the six months ended April 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. In February and March 1999, the Company completed, through a public offering, the issuance of an aggregate of 2,994,050 shares of Class A Common Stock, including over-allotment options granted to the underwriters. The net proceeds of the offering to the Company were $56.2 million. A portion of the proceeds of the offering were used to repay the outstanding balance under the Company's Credit Facility and to acquire Air Radio & Instruments Corp. (Note 11). The remaining proceeds are being used for working capital and general corporate purposes, including possible acquisitions.

3. Effective December 4, 1998, the Company, through a subsidiary, acquired substantially all of the assets of Rogers-Dierks, Inc. (Rogers-Dierks). In consideration of this acquisition, the Company paid $14.2 million in cash, and committed to pay $1.1 million in deferred payments over the next two years. The source of the purchase price was proceeds from the Company's Credit Facility. Subject to meeting certain earnings objectives, the former shareholders of Rogers-Dierks could receive additional consideration of up to $7.3 million payable in cash or shares of the Company's Class A Common Stock. This acquisition has been accounted for using the purchase method of accounting and the results of operations of Rogers-Dierks were included in the Company's results effective December 4, 1998. Had Rogers-Dierks been acquired as of the beginning of fiscal 1998, the pro forma consolidated results would not have been materially different from the reported results.

Rogers-Dierks formerly designed and manufactured FAA-approved, factory-new jet engine replacement parts for sale to commercial airlines. The Company has continued to use the acquired assets for the same purposes as formerly used by Rogers-Dierks.

Subsequent to the closing of the transaction, Lufthansa Technik AG (Lufthansa) made an additional investment of approximately $3 million in HEICO Aerospace Holdings Corp. (HEICO Aerospace) representing 20% of the initial cash consideration.

Effective February 4, 1999, the Company, through its subsidiary Radiant Power Corp., acquired the assets of the Radiant Power product line from Derlan, Inc. In consideration of this acquisition, the Company paid $6.4 million in cash. The source of the purchase price was proceeds from the Company's Credit Facility. The acquisition is being accounted for using the purchase method of accounting and the results of operations of Radiant were included in the Company's results effective February 4, 1999. Had Radiant been acquired as of the beginning of fiscal 1998, the proforma consolidated results would not have been materially different from the reported results. The Radiant Power product line includes back-up power supplies and battery packs for a variety of commercial aircraft applications.

4. Short-term investments consist of equity securities with an aggregate cost of $6,859,000 and $3,864,000 as of April 30, 1999 and October 31, 1998,
respectively. These investments are classified as available-for-sale and stated at a fair value of $5,548,000 and $2,051,000 as of April 30, 1999 and October 31, 1998, respectively. The gross unrealized losses were $1,311,000 and $1,813,000 as of April 30, 1999 and October 31, 1998, respectively. Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income. Gross realized gains on sales of securities classified as available-for-sale, using the average cost method, were $288,000 in fiscal 1998 and zero in the first six months of fiscal 1999. There were no realized losses during these periods.

5. Accounts receivable are composed of the following:


                                                    APRIL 30, 1999        OCTOBER 31, 1998
                                                   ---------------        ----------------
     Accounts receivable                           $    22,564,000        $     19,681,000
     Less allowance for doubtful accounts                 (426,000)               (259,000)
                                                   ---------------        ----------------
     Accounts receivable, net                      $    22,138,000        $     19,422,000
                                                   ===============        ================


Revenue amounts set forth in the accompanying Consolidated Condensed Statements of Operations do not include any material amounts in excess of billings relating to long-term contracts.

     Inventories are comprised of the following:


                                                    APRIL 30, 1999        OCTOBER 31, 1998
                                                   ---------------        ----------------
     Finished products                             $    12,656,000        $      9,306,000
     Work in process                                     7,428,000               5,213,000
     Materials, parts, assemblies and supplies          11,372,000               9,808,000
                                                   ---------------        ----------------
     Total inventories                             $    31,456,000        $     24,327,000
                                                   ===============        ================

Inventories related to long-term contracts were not significant as of April 30, 1999 and October 31, 1998.

6. Long-term debt consists of:

                                              APRIL 30, 1999    OCTOBER 31, 1998
                                             ---------------    ----------------

Borrowings under revolving credit facility      $         --       $ 20,000,000
Industrial Development Revenue
  Bonds - Series 1997A                             3,000,000          3,000,000
Industrial Development Revenue
  Bonds - Series 1997C                               995,000            995,000
Industrial Development Revenue
  Bonds - Series 1996                              3,500,000          3,500,000
Industrial Development Revenue
  Refunding Bonds - Series 1988                    1,980,000          1,980,000
Equipment loans                                      932,000          1,045,000
                                                ------------       ------------
                                                  10,407,000         30,520,000
Less current maturities                             (398,000)          (377,000)
                                                ------------       ------------
                                                $ 10,009,000       $ 30,143,000
                                                ============       ============

In July 1998, the Company entered into a $120 million revolving credit facility (Credit Facility) with a bank syndicate. Funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2001. In February 1999, the Company repaid $42.5 million outstanding under the Credit Facility with a portion of the proceeds from the equity offering (Note 2). The weighted average interest rate for the six months ended April 30, 1999 was approximately 6%.

The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1996 (Series 1996 bonds) and in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997C bonds).

As of April 30, 1999, unexpended proceeds of the Series 1997A and 1997C bonds of $293,000, including investment earnings, are held by the trustee and are available for future qualified expenditures. The Series 1997A and 1997C bonds bear interest at 4.15% as of April 30, 1999.

As of April 30, 1999, unexpended proceeds of the Series 1996 bonds of $1,502,000, including investment earnings, are held by the trustee and are available for future qualified expenditures. The Series 1996 and Series 1988 bonds bear interest as of April 30, 1999, at 4.15% and 4.05%, respectively.

Equipment loans bear interest at rates ranging from 8.25% to 8.75% as of April 30, 1999.

7. On January 22, 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. The Company disputes such proposed adjustment, which would result in additional taxes of approximately $1.8 million on the gain on the sale of the discontinued health care operations.

8. Research and development expenses for the first six months of fiscal 1999 and 1998 totaled $550,000 in each of the six month periods. The expenses for the first six months of 1999 and 1998 are net of $3.3 million and $1.5 million, respectively, received from Lufthansa pursuant to a research and development cooperation agreement entered into on October 30, 1997. Amounts received from Lufthansa and not used as of April 30, 1999 and 1998 were $588,000 and $990,000, respectively, and are recorded as a component of accrued expenses and other current liabilities in the consolidated condensed balance sheets.

9. Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

The Company's comprehensive income consists of:


                                    SIX MONTHS ENDED APRIL 30,   THREE MONTHS ENDED APRIL 30,
                                   ---------------------------   ----------------------------
                                       1999           1998           1999           1998
                                   -----------    ------------   ------------  --------------
Net income                         $ 7,293,000    $ 4,733,000    $ 4,090,000    $ 2,451,000
Other comprehensive income
 Unrealized holding gain
 (loss) on investments                 502,000        616,000       (975,000)       616,000
Tax (expense) benefit                 (176,000)      (237,000)       374,000       (237,000)
                                   -----------    -----------    -----------    -----------
Comprehensive income               $ 7,619,000    $ 5,112,000    $ 3,489,000    $ 2,830,000
                                   ===========    ===========    ===========    ===========

Accumulated other comprehensive income as of April 30, 1999 and October 31, 1998 includes unrealized gain (loss) on investments as follows:

                                                      ACCUMULATED OTHER
                                                    COMPREHENSIVE INCOME
                                                    --------------------
Balance, October 31, 1997                                $        --
Unrealized holding (loss) on investments,
   net of tax benefit of $671,000                         (1,142,000)
                                                         -----------
Balance, October 31, 1998                                 (1,142,000)
Unrealized holding gain on investments,
   net of tax expense of $176,000                            326,000
                                                         -----------
Balance, April 30, 1999                                 $  (816,000)
                                                         ===========

10. In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. All counts of UTC's complaint that were not previously withdrawn by UTC have been dismissed by the court. UTC's appeal rights have not yet expired. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. UTC sought approximately $8 million in damages for the patent infringement and approximately $30 million in damages for the misappropriation of trade secrets and unfair competition claims. The aggregate damages referred to in the preceding sentence did not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the patent infringement damages. UTC also sought, among other things, pre-judgment interest and treble damages.

In July and November 1995, the Company filed its answers to UTC's complaint denying the allegations. In addition, the Company filed counterclaims against UTC for, among other things, malicious prosecution, trade disparagement, tortious interference, unfair competition and antitrust violations. The Company is seeking treble, compensatory and punitive damages in amounts to be determined at trial. UTC filed an answer denying the counterclaims. No trial date is currently set.

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

11. Effective May 1, 1999, the Company, through a subsidiary, acquired all of the outstanding stock of Air Radio & Instruments Corp. (Air Radio). In consideration of this acquisition, the Company paid $3.5 million in cash at the closing. Subject to meeting certain earnings objectives, the former shareholders of Air Radio could receive additional consideration of up to $1.25 million. The purchase price will be adjusted based on the final determination of the actual net worth of the net assets acquired as of the effective date. The acquisition is being accounted for using the purchase method of accounting and the results of operations of Air Radio will be included in the Company's results effective May 1, 1999 as part of the Company's Flight Support Group. Air Radio is engaged in the overhaul and repair of avionics, instruments and electronic equipment for commercial aircraft.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our results of operations during the current period and prior fiscal year have been affected by a number of significant transactions. This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Condensed Financial Statements and Notes thereto included herein. For further information regarding the acquisitions discussed below, see Notes 3 and 11 to our Condensed Consolidated Financial Statements. These acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the date of acquisition.

Effective December 4, 1998, through our Flight Support Group, we acquired Rogers-Dierks for approximately $14.2 million in cash and approximately $1.1 million in deferred payments over the next two years, with additional contingent consideration of up to approximately $7.3 million payable in cash or shares of our Class A Common Stock. Subsequent to the closing of the transaction, Lufthansa made an additional investment of approximately $3 million in HEICO Aerospace representing 20% of the initial cash consideration.

Effective February 4, 1999, through our Electronics & Ground Support Group (formerly referred to as the Ground Support Group), we acquired the assets of the Radiant Power product line from Derlan, Inc. for $6.4 million in cash.

In February and March 1999, we completed, through a public offering, the issuance of an aggregate of 2,994,050 shares of Class A Common Stock resulting in net proceeds to the Company of $56.2 million. A portion of the proceeds of the offering were used to repay $42.5 million outstanding under our Credit Facility and to acquire Air Radio. The remaining proceeds are being used for working capital and general corporate purposes, including possible acquisitions.

Effective May 1, 1999, through our Flight Support Group, we acquired Air Radio for approximately $3.5 million in cash with additional contingent consideration of up to approximately $1.25 million.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth net sales by product and the percentage of net sales represented by the respective items in the Company's Consolidated Condensed Statements of Operations.


                                 SIX MONTHS ENDED APRIL 30,     THREE MONTHS ENDED APRIL 30,
                                 --------------------------     -----------------------------
                                    1999            1998            1999             1998
                                 ----------       ---------     ------------     ------------
                                                 (Dollar amounts in thousands)
Net sales
Flight Support                    $  43,018       $  29,334       $  22,250       $  15,404
Electronics & Ground Support         17,924          13,122          10,481           7,269
                                  ---------       ---------       ---------       ---------
                                  $  60,942       $  42,456       $  32,731       $  22,673
                                  =========       =========       =========       =========
Net sales                            100.0%          100.0%          100.0%          100.0%
Gross profit                          41.2%           36.4%           41.0%           35.8%
Selling, general and
  administrative expenses             17.3%           17.6%           17.3%           17.6%
Operating income                      23.9%           18.8%           23.7%           18.3%
Interest expense                       1.3%             .6%             .7%             .5%
Interest and other income               .9%            2.6%            1.0%            2.6%
Income tax expense                     8.5%            7.0%            8.7%            7.0%
Minority interest                      3.0%            2.6%            2.9%            2.6%
Net income                            12.0%           11.1%           12.5%           10.8%


COMPARISON OF FIRST SIX MONTHS OF 1999 TO FIRST SIX MONTHS OF 1998

NET SALES

Net sales for the first six months of 1999 totaled $60.9 million, up 44% when compared to sales for the first six months of 1998 of $42.5 million.

The increase in sales for the first six months of 1999 reflects an increase of $13.7 million (a 47% increase) to $43.0 million from the Company's Flight Support products and services. This increase includes sales of McClain International, Inc. (McClain), Associated Composite, Inc. (Associated) and Rogers-Dierks (each acquired during the period July to December 1998) aggregating $9.0 million, with the balance reflecting increased sales volumes of repair and overhaul services for, and jet engine replacement parts to, the Company's commercial airline industry customers and favorable sales price terms under certain contracts. The net sales increase also reflects an increase of $4.8 million (a 37% increase) to $17.9 million in revenues from the Company's Electronics & Ground Support products. This increase is principally due to sales of new products and increased market penetration and also includes sales of Radiant (acquired in February 1999) totaling $945,000.

GROSS PROFITS AND OPERATING EXPENSES

The Company's gross profit margins averaged 41.2% for the first six months of 1999 as compared to 36.4% for the first six months of 1998. This increase reflects an improvement in gross margins in the Flight Support operations resulting from higher gross profit margins contributed by the newly-acquired McClain and Rogers-Dierks operations as well as the reimbursement of research and development costs from Lufthansa, favorable sales price terms under certain contracts and cost controls.

Selling, general and administrative (SG&A) expenses were $10.6 million for the first six months of 1999 and $7.5 million for the first six months of 1998. The increase results from the inclusion of SG&A expenses of McClain, Associated, Rogers-Dierks and Radiant, including additional goodwill amortization, and higher general corporate expenses. As a percentage of net sales, SG&A expenses declined to 17.3% for the first six months of 1999 from 17.6% for the first six months of 1998 reflecting continuing efforts to control costs while increasing revenues.

OPERATING INCOME

Operating income increased $6.6 million to $14.5 million (an 82% increase) for the first six months of 1999 from $8.0 million for the first six months of 1998. The improvement in operating income was due primarily to increases in sales and gross profits of the Flight Support and Electronics & Ground Support operations discussed above.

INTEREST EXPENSE

Interest expense increased $568,000 to $821,000 from the first six months of 1998 to the first six months of 1999. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance the Company's acquisitions.

INTEREST AND OTHER INCOME

Interest and other income decreased $552,000 to $547,000 from the first six months of 1998 to the first six months of 1999 due principally to the decrease in invested funds used for the acquisition of McClain in July 1998.

MINORITY INTEREST

Minority interest represents the 20% minority interest held by Lufthansa which increased from the first six months of 1999 to the first six months of 1998 due to higher net income of the Flight Support Group.

NET INCOME

The Company's net income totaled $7.3 million, or $.43 per diluted share, in the first six months of 1999, improving 54% from net income of $4.7 million, or $.31 per diluted share, in the first six months of 1998.

The improvement in net income for the first six months of 1999 over the first six months of 1998 is primarily attributable to the increased sales and operating income partially offset by higher interest costs and the increase in minority interest in earnings of the Flight Support Group discussed above.

COMPARISON OF SECOND QUARTER 1999 TO SECOND QUARTER 1998

NET SALES

Net sales for the second quarter 1999 totaled $32.7 million, up 44% when compared to the second quarter 1998 net sales of $22.7 million.

The increase in second quarter 1999 sales reflects an increase of $6.9 million (a 44% increase) to $22.3 million from the Company's Flight Support products and services. This increase includes sales of McClain, Associated and Rogers-Dierks (each acquired during the period July to December 1998) aggregating $4.7 million, with the balance reflecting increased sales volumes of repair and overhaul services for, and jet engine replacement parts to, the Company's commercial airline industry customers and favorable sales price terms under certain contracts. The net sales increase also reflects an increase of $3.2 million (a 44% increase) to $10.5 million in revenues from the Company's Electronics & Ground Support products. This increase is principally due to sales of new products and increased market penetration and also includes the aforementioned sales of Radiant totaling $945,000.

GROSS PROFITS AND OPERATING EXPENSES

The Company's gross profit margins averaged 41.0% for the second quarter 1999 as compared to 35.8% for the second quarter 1998. This increase reflects an improvement in gross margins in the Flight Support operations resulting from higher gross profit margins contributed by the newly-acquired McClain and Rogers-Dierks operations as well as the reimbursement of research and development costs from Lufthansa, favorable sales price terms under certain contracts and cost controls.

Selling, general and administrative (SG&A) expenses were $5.7 million for the second quarter 1999 and $4.0 million for the second quarter 1998. The increase results from the inclusion of SG&A expenses of McClain, Associated, Rogers-Dierks and Radiant, including additional goodwill amortization, and higher general corporate expenses. As a percentage of net sales, SG&A expenses declined to 17.3% for the second quarter 1999 from 17.6% for the second quarter 1998 reflecting continuing efforts to control costs while increasing revenues.

OPERATING INCOME

Operating income increased $3.6 million to $7.8 million (an 87% increase) for the second quarter 1999 from $4.2 million for the second quarter 1998. The improvement in operating income was due primarily to increases in sales and gross profits of the Flight Support and Electronics & Ground Support operations discussed above.

INTEREST EXPENSE

Interest expense increased $101,000 to $225,000 from the second quarter 1998 to the second quarter 1999. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance the Company's acquisitions.

INTEREST AND OTHER INCOME

Interest and other income decreased $264,000 to $321,000 from the second quarter 1998 to the second quarter 1999 due principally to the decrease in invested funds used for the acquisition of McClain in July 1998.

MINORITY INTEREST

Minority interest represents the 20% minority interest held by Lufthansa which increased from the second quarter 1999 to the second quarter of 1998 due to higher net income of the Flight Support Group.

NET INCOME

The Company's net income totaled $4.1 million, or $.23 per diluted share, in the second quarter 1999, improving 67% from net income of $2.5 million, or $.16 per diluted share, in the second quarter 1998.

The improvement in net income for the second quarter 1999 over the second quarter 1998 is primarily attributable to the increased sales and operating income partially offset by higher interest costs and the increase in minority interest in earnings of the Flight Support Group discussed above.

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

Principal uses of cash by the Company include payments of interest and principal on debt, capital expenditures, increases in working capital and acquisitions.

The Company believes that operating cash flow, proceeds from the Class A Common Stock offering and available borrowings under the Company's Credit Facility will be sufficient to fund cash requirements for the foreseeable future.

OPERATING ACTIVITIES

The Company's cash flow from operations was $919,000 for the first six months of 1999, principally reflecting net income of $7.3 million, adjustments for depreciation and amortization and minority interest of $2.4 million and $1.8 million, respectively, offset by an increase in working capital of $10.2 million. The increase in working capital primarily resulted from an increase in inventories of $5.2 million to meet increased sales orders.

INVESTING ACTIVITIES

The principal cash used in investing activities in the first six months of 1999 was cash used in the acquisition of Rogers-Dierks and Radiant totaling $14.3 million and $6.7 million, respectively. Purchases of property, plant and equipment totaled $7.0 million representing the purchase of a new facility and improvements to existing facilities in our Flight Support Group. The Company also purchased short-term investments totaling $3.2 million.

FINANCING ACTIVITIES

The Company's principal financing activities during the first six months of 1999 included proceeds from the Class A Common Stock offering of $56.2 million and long-term debt of $23 million, including $22.5 million from the Company's Credit Facility primarily to fund business acquisitions. In addition, the Company received $2.8 million from Lufthansa representing its additional minority interest investment required to maintain its 20% equity position in the Flight Support Group due to the acquisition of Rogers-Dierks and a $1.6 million tax benefit related to stock option exercises. The Company repaid the $42.5 million outstanding balance on its Credit Facility from proceeds of the equity offering.

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

As part of our compliance process we are developing a contingency plan for those areas that are critical to the Company's business. These plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, and will operate independently of our external providers' Year 2000 compliance. The major drive for contingency planning has been in the first half of 1999, with the expectation that our business groups will have plans in place by June 1999. Based on our current plans and efforts to date, we do not anticipate that Year 2000 problems will have a material effect on our results of operations or financial condition.

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

NEW ACCOUNTING STANDARDS

Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's accumulated other comprehensive income as of April 30, 1999 and October 31, 1998 included unrealized holding gain (loss) from investments.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on March 16, 1999, the Company's shareholders elected eight directors and approved a proposal to amend the 1993 Stock Option Plan (the Plan) to increase the number of shares issuable pursuant to the Plan.

         The number of votes cast for and withheld for each nominee for director were as follows:

         DIRECTOR                             FOR                 WITHHELD
         --------                             ---                 --------
         Jacob T. Carwile                  8,074,489               68,596
         Samuel L. Higginbottom            8,074,489               68,596
         Eric A. Mendelson                 8,073,449               69,636
         Laurans A. Mendelson              8,075,004               68,081
         Victor H. Mendelson               8,073,607               69,478
         Albert Morrison, Jr               8,074,489               68,596
         Dr. Alan Schriesheim              8,075,004               68,081
         Guy C. Shafer                     8,074,489               68,596

         The number of votes cast for and against the proposal to amend the Plan, as well as the number of absentations, were as follows:
         For: 6,775,908; Against: 1,307,350; and Abstain: 59,828.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (4) Amendment No. 3 to the HEICO Corporation Combined Stock Option Plan

        (27) Financial data schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEICO CORPORATION
                                       ------------------
                                       (Registrant)

    JUNE 11, 1999                      BY /s/ THOMAS S. IRWIN
----------------------                 -------------------------------------
       Date                            Thomas S. Irwin, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
-------                               -----------
 (4)       Amendment No. 3 to the HEICO Corporation Combined Stock Option Plan

 (27)      Financial data schedule