Form 10-Q
period 1999-07-31
HEICO CORP
filed 1999-09-13
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

            ( )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                    Yes   [X]                   No [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of September 8, 1999:

           Title of Class                                Shares Outstanding
    Common Stock, $.01 par value                             8,477,998
Class A Common Stock, $.01 par value                         7,345,751

                                HEICO CORPORATION

                                      INDEX

                                                                        Page No.

Part I.  Financial information:

     Consolidated Condensed Balance Sheets as of
           July 31, 1999 (unaudited) and October 31, 1998                    2

     Consolidated Condensed Statements of Operations (unaudited)
         for the nine and three months ended July 31, 1999 and 1998          3

     Consolidated Condensed Statements of Cash Flows (unaudited)
           for the nine months ended July 31, 1999 and 1998                  4

     Notes to Consolidated Condensed Financial Statements (unaudited)        5

     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

Part II. Other Information:

     Item 1.  Legal Proceedings                                             18

     Item 6.  Exhibits and Reports on Form 8-K                              18

                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               JULY 31, 1999     OCTOBER 31, 1998
                                                               -------------     ----------------
                                                                (UNAUDITED)
Current assets:
     Cash and cash equivalents                                 $   6,734,000      $   8,609,000
     Short-term investments                                        4,817,000          2,051,000
     Accounts receivable, net                                     27,515,000         19,422,000
     Inventories                                                  38,998,000         24,327,000
     Prepaid expenses and other current assets                     3,361,000          1,768,000
     Deferred income taxes                                         1,512,000          2,010,000
                                                               -------------      -------------
        Total current assets                                      82,937,000         58,187,000
                                                               -------------      -------------

Property, plant and equipment                                     42,197,000         30,823,000
     Less accumulated depreciation                               (17,594,000)       (16,028,000)
                                                               -------------      -------------
        Property, plant and equipment, net                        24,603,000         14,795,000
                                                               -------------      -------------
Intangible assets less accumulated amortization of
     $2,637,000 and $1,186,000, respectively                     126,020,000         53,964,000
                                                               -------------      -------------
Unexpended bond proceeds                                           1,815,000          2,252,000
                                                               -------------      -------------
Deferred income taxes                                              1,553,000            495,000
                                                               -------------      -------------
Other assets                                                       5,945,000          3,368,000
                                                               -------------      -------------
        Total assets                                           $ 242,873,000      $ 133,061,000
                                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                      $     503,000      $     377,000
     Trade accounts payable                                       10,698,000          6,158,000
     Accrued expenses and other current liabilities               11,245,000         10,401,000
     Income taxes payable                                            412,000            664,000
                                                               -------------      -------------
        Total current liabilities                                 22,858,000         17,600,000
                                                               -------------      -------------

Long-term debt, net of current maturities                         58,639,000         30,143,000
                                                               -------------      -------------
Other non-current liabilities                                      3,737,000          2,819,000
                                                               -------------      -------------
        Total liabilities                                         85,234,000         50,562,000
                                                               -------------      -------------

Minority interest in consolidated subsidiary                      20,450,000         14,892,000
                                                               -------------      -------------

Commitments and contingencies (Notes 3 and 10)
Shareholders' equity:
     Preferred stock, par value $.01 per share;
        Authorized - 10,000,000 shares
        issuable in series; 200,000 designated as Series A
        Junior Participating Preferred Stock, none issued                 --                 --
     Common Stock, $.01 par value; Authorized -
        30,000,000 shares; Issued and outstanding -
        8,475,032 and 8,323,036 shares, respectively                  85,000             83,000
     Class A Common Stock, $.01 par value;
        Authorized - 30,000,000 shares; Issued  and
        outstanding - 7,232,828 and 4,140,404 shares,
        respectively                                                  72,000             41,000
     Capital in excess of par value                               92,725,000         34,474,000
     Accumulated other comprehensive income                       (1,267,000)        (1,142,000)
     Retained earnings                                            47,581,000         36,649,000
                                                               -------------      -------------
                                                                 139,196,000         70,105,000
     Less:  Note receivable from employee savings and
            investment plan                                       (2,007,000)        (2,498,000)
                                                               -------------      -------------
        Total shareholders' equity                               137,189,000         67,607,000
                                                               -------------      -------------
        Total liabilities and shareholders' equity             $ 242,873,000      $ 133,061,000
                                                               =============      =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 .


                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                           NINE MONTHS ENDED JULY 31,         THREE MONTHS ENDED JULY 31,
                                        ------------------------------      ------------------------------
                                            1999              1998              1999              1998
                                        ------------      ------------      ------------      ------------
Net sales                               $ 96,535,000      $ 66,518,000      $ 35,593,000      $ 24,062,000
                                        ------------      ------------      ------------      ------------
Operating costs and expenses:
Cost of sales                             56,944,000        42,250,000        21,114,000        15,254,000
Selling, general and administrative
  expenses                                16,608,000        11,845,000         6,045,000         4,364,000
                                        ------------      ------------      ------------      ------------

Total operating costs and expenses        73,552,000        54,095,000        27,159,000        19,618,000
                                        ------------      ------------      ------------      ------------

Operating income                          22,983,000        12,423,000         8,434,000         4,444,000
Interest expense                          (1,072,000)         (381,000)         (251,000)         (128,000)
Interest and other income                    727,000         1,736,000           180,000           637,000
                                        ------------      ------------      ------------      ------------

Income before income taxes
   and minority interest                  22,638,000        13,778,000         8,363,000         4,953,000

Income tax expense                         8,263,000         4,723,000         3,112,000         1,733,000
                                        ------------      ------------      ------------      ------------

Income before minority interest           14,375,000         9,055,000         5,251,000         3,220,000

Minority interest                          2,731,000         1,709,000           900,000           607,000
                                        ------------      ------------      ------------      ------------

Net income                              $ 11,644,000      $  7,346,000      $  4,351,000      $  2,613,000
                                        ============      ============      ============      ============

Net income per share:
   Basic                                        $.80              $.59              $.28              $.21
                                                ====              ====              ====              ====
   Diluted                                      $.67              $.47              $.24              $.17
                                                ====              ====              ====              ====

Weighted average number of
   common shares outstanding:
   Basic                                  14,509,520        12,496,073        15,705,341        12,582,605
                                        ============      ============      ============      ============
   Diluted                                17,398,752        15,590,084        18,505,696        15,751,954
                                        ============      ============      ============      ============

Cash dividends per share                        $.05              $.05             $.025             $.025
                                                ====              ====             =====             =====

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                       NINE MONTHS ENDED
                                                                           JULY 31,
                                                                ------------------------------
                                                                    1999              1998
                                                                ------------      ------------
Cash flows from operating activities:
   Net income                                                   $ 11,644,000      $  7,346,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                 4,057,000         1,658,000
     Deferred income taxes                                          (564,000)         (314,000)
     Deferred financing costs                                             --          (990,000)
     Minority interest in consolidated subsidiary                  2,731,000         1,709,000
     Change in assets and liabilities, net of acquisitions:
        (Increase) in accounts receivable                         (1,063,000)       (1,593,000)
        (Increase) in inventories                                 (8,753,000)       (6,552,000)
        (Increase) decrease in prepaid expenses and
           other current assets                                     (508,000)           81,000
        (Increase) in unexpended bond proceeds                      (118,000)               --
        Increase in trade payables, accrued
          expenses and other current liabilities                      72,000         3,963,000
        (Decrease) in income taxes payable                          (252,000)         (969,000)
        Other                                                        290,000          (164,000)
                                                                ------------      ------------
     Net cash provided by operating activities                     7,536,000         4,175,000
                                                                ------------      ------------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                          (83,523,000)      (35,328,000)
     Net change in short-term investments                         (2,441,000)       (3,771,000)
     Purchases of property, plant and equipment                  (10,034,000)       (3,989,000)
     Payment received from employee savings and
        investment plan note receivable                              491,000           444,000
     Other                                                        (1,842,000)        1,013,000
                                                                ------------      ------------
     Net cash (used in) investing activities                     (97,349,000)      (41,631,000)
                                                                ------------      ------------

Cash flows from financing activities:
     Proceeds from Class A Common Stock offering                  56,187,000                --
     Proceeds from the issuance of long-term debt:
     Proceeds from revolving credit facility                      70,500,000        25,000,000
     Bond reimbursement proceeds                                     513,000         2,469,000
     Other                                                           836,000            94,000
     Principal payments on long-term debt                        (44,017,000)         (496,000)
     Proceeds from the exercise of stock options                     530,000           519,000
     Tax benefit on stock option exercises                         1,622,000                --
     Repurchases of common stock                                    (105,000)               --
     Cash dividends paid                                            (708,000)         (644,000)
     Additional minority interest investment                      2 ,827,000                --
     Other                                                          (247,000)           (1,000)
                                                                ------------      ------------
     Net cash provided by financing activities                    87,938,000        26,941,000
                                                                ------------      ------------

Net (decrease) in cash and cash equivalents                       (1,875,000)      (10,515,000)
Cash and cash equivalents at beginning of year                     8,609,000        24,199,000
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $  6,734,000      $ 13,684,000
                                                                ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

                                  July 31, 1999

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1998. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. In February and March 1999, the Company completed, through a public offering, the issuance of an aggregate of 2,994,050 shares of Class A Common Stock, including over-allotment options granted to the underwriters. The net proceeds of the offering to the Company were $56.2 million. A portion of the proceeds of the offering were used to repay the outstanding balance under the Company's Credit Facility and to acquire Air Radio & Instruments Corp., Turbine Kinetics, Inc. and AeroKinetics, Inc. (See Note 3). The remaining proceeds were used for working capital and general corporate purposes.

3. Between December 1998 and June 1999, the Company acquired substantially all of the assets of Rogers-Dierks, Inc. (Rogers-Dierks), Radiant Power Corp. (Radiant) and Turbine Kinetics, Inc. and AeroKinetics, Inc. (together "Turbine") and all of the outstanding capital stock of Air Radio & Instruments Corp. (Air Radio) and Leader Tech, Inc. (Leader Tech) for an aggregate purchase price of approximately $51 million. Rogers-Dierks, Turbine and Air Radio were acquired through HEICO Aerospace Holdings Corp. (HEICO Aerospace). The source of the purchase price for these acquisitions was proceeds from the Company's Credit Facility, excluding Air Radio and Turbine, which were funded from the proceeds of the Company's public offering discussed in Note 2 above.

In connection with the Rogers-Dierks acquisition, the Company also committed to pay $1.1 million in deferred payments over the next two years. Subject to meeting certain earnings objectives, the former shareholders of Rogers-Dierks could receive additional consideration of up to $7.3 million payable in cash or shares of the Company's Class A Common Stock. Rogers-Dierks formerly designed and manufactured FAA-approved, factory-new jet engine replacement parts for sale to commercial airlines. The Company has continued to use the acquired assets for the same purposes as formerly used by Rogers-Dierks. Subsequent to the closing of the transaction, Lufthansa Technik AG (Lufthansa) made an additional investment of approximately $3 million in HEICO Aerospace pursuant to Lufthansa's option to maintain its 20% equity interest in HEICO Aerospace.

The Radiant Power product line includes back-up power supplies and battery packs for a variety of commercial aircraft applications.

Turbine is engaged in the design and manufacture of FAA-approved, factory-new aircraft jet engine replacement parts.

Air Radio is engaged in the overhaul and repair of avionics, instruments and electronic equipment for commercial aircraft. Subject to meeting certain earnings objectives, the former shareholders of Air Radio could receive additional consideration of up to $1.25 million under the terms of the acquisition.

Subsequent to July 31, 1999, Lufthansa made an additional investment of $2.0 million in HEICO Aerospace pursuant to Lufthansa's option to maintain its 20% equity interest in HEICO Aerospace.

Leader Tech manufactures electromagnetic and radio frequency shielding for circuit boards primarily utilized in aerospace, telecommunications, and microwave applications.

All of the acquisitions described above were accounted for using the purchase method of accounting and the results of each company were included in the Company's results from their effective dates. The excess of the purchase prices over the fair value of the identifiable net assets acquired aggregated approximately $46 million and is being amortized over a range of 20 to 30 years using the straight-line method. Had each acquisition taken place as of the beginning of fiscal 1998, the Company's proforma consolidated results would not have been materially different from the reported results.

In June 1999, the Company, through its newly formed subsidiary, Trilectron Europe, LTD, acquired 40% of the outstanding capital stock of R.H. Phillips and Sons Engineers, LTD (Phillips) along with the exclusive worldwide rights to Phillips' air start units. The purchase price of this transaction was insignificant.

Effective June 30, 1999, the Company, through HEICO Aerospace, acquired all of the outstanding capital stock of Thermal Structures, Inc. and its Quality Honeycomb, Inc. affiliate (together "Thermal"). Thermal manufactures thermal insulation products and related components primarily for aerospace and defense applications. In consideration of this acquisition, the Company paid approximately $29.1 million in cash at the closing, and assumed approximately $4 million in debt. The assumed debt was repaid by the Company at closing. Subject to meeting certain earnings objectives, one of Thermal's selling shareholders could receive additional consideration of up to $1 million over the three years following the acquisition date. The purchase price will be adjusted based on the actual net worth of Thermal as of June 30, 1999. The source of the purchase price was proceeds from the Company's Credit Facility. This acquisition is being accounted for using the purchase method of accounting and the results of operations of Thermal were included in the Company's results effective June 30, 1999. The excess of the purchase price over the fair value of the identifiable net assets acquired amounted to approximately $28 million, which is being amortized over 30 years on a straight line basis.

The following table presents unaudited pro forma consolidated operating results as if the Company's acquisitions of McClain International, Inc. (McClain), acquired July 31, 1998, and Thermal had been consummated as of November 1, 1997. The unaudited pro forma results include adjustments to historical amounts including additional amortization of the excess of costs over the fair value of net assets acquired, increased interest on borrowings to finance the acquisitions, discontinuance of certain compensation previously paid by the acquired companies to their shareholders, reduced investment income on available funds used to finance the acquisitions, and the incremental minority interest of Lufthansa in the net income of the acquired companies. The pro forma consolidated operating results do not purport to present actual operating results had the acquisition been made at the beginning of fiscal 1998, or the results which may occur in the future.

                                                 NINE MONTHS ENDED JULY 31,
                                             --------------------------------
                                                 1999                1998
                                             ------------         -----------
         Net sales                           $108,177,000         $90,220,000
                                             ============         ===========
         Net income                          $ 11,817,000         $ 8,671,000
                                             ============         ===========
         Net income per share:
            Basic                                   $0.81               $0.69
                                                    =====               =====
            Diluted                                 $0.68               $0.56
                                                    =====               =====

4. Short-term investments consist of equity securities with an aggregate cost of $6,859,000 and $3,864,000 as of July 31, 1999 and October 31, 1998,
respectively. These investments are classified as available-for-sale and stated at a fair value of $4,817,000 and $2,051,000 as of July 31, 1999 and October 31, 1998, respectively. The gross unrealized losses were $2,042,000 and $1,813,000 as of July 31, 1999 and October 31, 1998, respectively. Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income. Gross realized gains on sales of securities classified as available-for-sale, using the average cost method, were $288,000 in fiscal 1998 and zero in the first nine months of fiscal 1999. There were no realized losses during these periods.

5. Accounts receivable are composed of the following:

                                       JULY 31, 1999      OCTOBER 31, 1998
                                       -------------      ----------------
         Accounts receivable            $28,074 ,000         $19,681,000
         Less allowance for
           doubtful accounts                (559,000)           (259,000)
                                        ------------         -----------
         Accounts receivable, net       $27,515 ,000         $19,422,000
                                        ============         ===========

Revenue amounts set forth in the accompanying Consolidated Condensed Statements of Operations do not include any material amounts in excess of billings relating to long-term contracts.

     Inventories are comprised of the following:

                                           JULY 31, 1999    OCTOBER 31, 1998
                                           -------------    ----------------
         Finished products                  $15,632 ,000         $ 9,306,000
         Work in process                       9,805,000           5,213,000
         Materials, parts, assemblies
           and supplies                       13,561,000           9,808,000
                                            ------------         -----------
         Total inventories                  $ 38,998,000         $24,327,000
                                            ============         ===========

Inventories related to long-term contracts were not significant as of July 31, 1999 and October 31, 1998.

6. Long-term debt consists of:

                                              JULY 31, 1999    OCTOBER 31, 1998
                                              -------------    ----------------

         Borrowings under revolving
           credit facility                      $48,000,000         $20,000,000
         Industrial Development Revenue
         Bonds - Series 1997A                     3,000,000           3,000,000
         Industrial Development Revenue
         Bonds - Series 1997C                       995,000             995,000
         Industrial Development Revenue
         Bonds - Series 1996                      3,500,000           3,500,000
         Industrial Development Revenue
         Refunding Bonds - Series 1988            1,980,000           1,980,000
         Equipment loans                          1,667,000           1,045,000
                                                -----------         -----------
                                                 59,142,000          30,520,000
         Less current maturities                   (503,000)           (377,000)
                                                ----------          -----------
                                                $58,639,000         $30,143,000
                                                ===========         ===========

Pursuant to the Company's $120 million revolving credit facility (Credit Facility), funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2002. The weighted average interest rate was approximately 6.0% and 6.38% at July 31, 1999 and October 31, 1998, respectively.

The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1996 (Series 1996 bonds) and in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997C bonds).

Unexpended proceeds of the Series 1997A and 1997C bonds of $298,000 and $785,000 as of July 31, 1999 and October 31, 1998, respectively, including investment earnings, were held by the trustee and were available for future qualified expenditures. The Series 1997A and 1997C bonds interest rates were 3.35% and 3.25% at July 31, 1999 and October 31, 1998, respectively.

Unexpended proceeds of the Series 1996 bonds of $1.5 million as of July 31, 1999 and October 31, 1998 including investment earnings, were held by the trustee. In September 1999, the Company redeemed its Series 1996 bonds using the related unexpended bond proceeds and proceeds of the $2.0 million additional minority interest investment by Lufthansa (See Note 3). The $3.5 million balance of the Series 1996 bonds was excluded from current liabilities as of July 31, 1999 as the source of funds were of a long-term nature. The Series 1996 bonds interest rates were 3.40% and 3.20% at July 31, 1999 and October 31, 1998, respectively.

The Series 1988 bonds interest rates were 3.15% and 3.05% at July 31, 1999 and October 31, 1998, respectively.

Equipment loans had interest rates ranging from 8.25% to 8.75% at July 31, 1999 and October 31, 1998.

7. In January 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. The Company has filed a protest requesting an appeal of such proposed adjustment, which would result in additional taxes of approximately $1.8 million on the gain on the sale of the discontinued health care operations.

8. Research and development expenses for the first nine months of fiscal 1999 and 1998 totaled approximately $850,000 in each of the nine-month periods. The expenses for the first nine months of 1999 and 1998 are net of $5.0 million and $2.3 million, respectively, received from Lufthansa pursuant to a research and development cooperation agreement entered into on October 30, 1997. Amounts received from Lufthansa and not used as of July 31, 1999 and 1998 were $3.1 million and $990,000, respectively, and are recorded as a component of accrued expenses and other current liabilities in the consolidated condensed balance sheets.

9. Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

The Company's comprehensive income consists of:

                                   NINE MONTHS ENDED JULY 31,  THREE MONTHS ENDED JULY 31,
                                   --------------------------  ---------------------------
                                      1999           1998         1999         1998
                                   -----------    ----------   ----------   ----------
    Net income                     $11,644,000    $7,346,000   $4,351,000   $2,613,000
    Other comprehensive income
       Unrealized holding (loss)
       on investments                 (229,000)     (134,000)    (731,000)    (750,000)
    Tax benefit                        104,000        52,000      280,000      289,000
                                   -----------    ----------   ----------   ----------
    Comprehensive income           $11,519,000    $7,264,000   $3,900,000   $2,152,000
                                   ===========    ==========   ==========   ==========

Accumulated other comprehensive income as of July 31, 1999 and October 31, 1998 includes unrealized (loss) on investments as follows:

                                                          ACCUMULATED OTHER
                                                        COMPREHENSIVE INCOME
                                                        --------------------

    Balance, October 31, 1997                                $        --
    Unrealized holding (loss) on investments,
       net of tax benefit of $671,000                         (1,142,000)
                                                             -----------
    Balance, October 31, 1998                                 (1,142,000)
    Unrealized holding (loss) on investments,
       net of tax benefit of $104,000                           (125,000)
                                                             -----------
    Balance, July 31, 1999                                   $(1,267,000)
                                                             ===========

10. In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. All counts of UTC's complaint that were not previously withdrawn by UTC have been dismissed by the court. UTC has appealed the dismissal. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. UTC sought approximately $8 million in damages for the patent infringement and approximately $30 million in damages for the misappropriation of trade secrets and unfair competition claims. The aggregate damages referred to in the preceding sentence did not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the patent infringement damages. UTC also sought, among other things, pre-judgment interest and treble damages.

The Company has counterclaims against UTC for, among other things, malicious prosecution, trade disparagement, tortious interference and unfair competition. The Company is seeking compensatory and punitive damages in amounts to be determined at trial. UTC filed an answer denying the counterclaims. No trial date is currently set.

The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the consolidated financial statements.

In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a The Travelers Casualty and Surety Co. (Travelers). The complaint seeks reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in the above referenced litigation with UTC. In addition, Travelers seeks a declaratory judgement that the Company did not and does not have insurance coverage under certain insurance policies with Travelers and accordingly, that Travelers did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Travelers' lawsuit are UTC and one of the law firms representing the Company in the UTC litigation. In June 1999, the Travelers lawsuit was dismissed by the federal court based on a lack of jurisdiction. Travelers has appealed the dismissal.

The Company believes that it has significant counterclaims for damages. After taking into consideration legal counsel's evaluation of Travelers' claim, management is of the opinion that the outcome of the Travelers litigation will not have a significant adverse effect on the Company's consolidated financial statements.

The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcome of these other matters will not have a significant adverse effect on the Company's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our results of operations during the current period and prior fiscal year have been affected by a number of significant transactions. This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Condensed Financial Statements and Notes thereto included herein. For further information regarding the acquisitions discussed below, see
Note 3 to the Condensed Consolidated Financial Statements. These acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the effective date of acquisition.

Between December 1998 and June 1999, the Company acquired substantially all of the assets of Rogers-Dierks, Radiant and Turbine and all of the outstanding capital stock of Air Radio and Leader Tech for an aggregate purchase price of approximately $51 million. Rogers-Dierks, Turbine and Air Radio were acquired through HEICO Aerospace.

In connection with the Rogers-Dierks acquisition, the Company also committed to pay $1.1 million in deferred payments over the next two years. Subject to meeting certain earnings objectives, the former shareholders of Rogers-Dierks could receive additional consideration of up to $7.3 million payable in cash or shares of the Company's Class A Common Stock. Subsequent to the closing of the transaction, Lufthansa made an additional investment of approximately $3 million in HEICO Aerospace pursuant to Lufthansa's option to maintain its 20% equity interest in HEICO Aerospace.

Subject to meeting certain earnings objectives, the former shareholders of Air Radio could receive additional consideration of up to $1.25 million under the terms of the acquisition.

In June 1999, the Company, through its newly-formed subsidiary, Trilectron Europe, LTD, acquired 40% of the outstanding capital stock of Phillips along with the exclusive worldwide rights to Phillips' air start units. The purchase price of this transaction was insignificant.

Effective June 30, 1999, the Company, through HEICO Aerospace, acquired all of the outstanding capital stock of Thermal. In consideration of this acquisition, the Company paid approximately $29.1 million in cash at the closing, and assumed approximately $4 million in debt. The assumed debt was repaid by the Company at closing. Subject to meeting certain earnings objectives, one of Thermal's selling shareholders could receive additional consideration of up to $1 million over the three years following the acquisition date.

Subsequent to July 31, 1999, Lufthansa made an additional investment of $2.0 million and approved an additional $6.7 million investment in HEICO Aerospace pursuant to Lufthansa's option to maintain its 20% equity interest in HEICO Aerospace. The additional investments represent Lufthansa's pro-rata portion of certain acquisitions made through HEICO Aerospace.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth net sales by product and the percentage of net sales represented by the respective items in the Company's Consolidated Condensed Statements of Operations.

                                              NINE MONTHS ENDED JULY 31,         THREE MONTHS ENDED JULY 31,
                                              --------------------------         ---------------------------
                                               1999              1998             1999              1998
                                              -------           -------          -------           -------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales
   Flight Support                             $66,447           $44,880          $23,429           $15,545
   Electronics & Ground Support                30,088            21,638           12,164             8,517
                                              -------           -------          -------           -------
                                              $96,535           $66,518          $35,593           $24,062
                                              =======           =======          =======           =======
   Net sales                                   100.0%            100.0%           100.0%            100.0%
   Gross profit                                 41.0%             36.5%            40.7%             36.6%
   Selling, general and
     administrative expenses                    17.2%             17.8%            17.0%             18.1%
   Operating income                             23.8%             18.7%            23.7%             18.5%
   Interest expense                              1.1%               .6%              .7%               .5%
   Interest and other income                      .8%              2.6%              .5%              2.6%
   Income tax expense                            8.6%              7.1%             8.7%              7.2%
   Minority interest                             2.8%              2.6%             2.5%              2.5%
   Net income                                   12.1%             11.0%            12.2%             10.9%

COMPARISON OF FIRST NINE MONTHS OF 1999 TO FIRST NINE MONTHS OF 1998

NET SALES

Net sales for the first nine months of 1999 totaled $96.5 million, up 45% when compared to sales for the first nine months of 1998 of $66.5 million.

The increase in sales for the first nine months of 1999 reflects an increase of $21.5 million (a 48% increase) to $66.4 million from the Company's Flight Support products and services and an increase of $8.5 million (a 39% increase) to $30.1 million in revenues from the Company's Electronics & Ground Support products. These increases include sales of McClain, Associated Composite, Inc. (Associated), Rogers-Dierks, Radiant, Air Radio, Turbine, Leader Tech and Thermal (each acquired during the period July 1998 to June 1999) aggregating $20 million, with the balance reflecting increased sales volumes of repair and overhaul services and new products to the Company's commercial airline industry customers and favorable sales price terms under certain contracts.

GROSS PROFITS AND OPERATING EXPENSES

The Company's gross profit margins averaged 41.0% for the first nine months of 1999 as compared to 36.5% for the first nine months of 1998. This increase reflects an improvement in gross margins in the Flight Support operations resulting from favorable sales price terms under certain contracts, continuing efforts to lower manufacturing costs and the reimbursement of research and development costs from Lufthansa. The gross margin improvement also reflects higher gross profit margins contributed by newly-acquired businesses.

Selling, general and administrative (SG&A) expenses were $16.6 million for the first nine months of 1999 and $11.8 million for the first nine months of 1998. The increase results from the inclusion of SG&A expenses of the newly acquired companies, including additional goodwill amortization. As a percentage of net sales, SG&A expenses declined to 17.2% for the first nine months of 1999 from 17.8% for the first nine months of 1998 reflecting continuing efforts to control costs while increasing revenues.

OPERATING INCOME

Operating income increased $10.6 million to $23.0 million (an 85% increase) for the first nine months of 1999 from $12.4 million for the first nine months of 1998. The improvement in operating income was due primarily to increases in sales and gross profits of the Flight Support and Electronics & Ground Support operations discussed above.

INTEREST EXPENSE

Interest expense increased $691,000 to $1.1 million from the first nine months of 1998 to the first nine months of 1999. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance the Company's acquisitions.

INTEREST AND OTHER INCOME

Interest and other income decreased $1.0 million to $727,000 from the first nine months of 1998 to the first nine months of 1999 due principally to the decrease in invested funds used for acquisitions.

MINORITY INTEREST

Minority interest represents the 20% minority interest held by Lufthansa which increased from the first nine months of 1999 to the first nine months of 1998 due to higher net income of the Flight Support Group.

NET INCOME

The Company's net income totaled $11.6 million, or $.67 per diluted share, in the first nine months of 1999, improving 59% from net income of $7.3 million, or $.47 per diluted share, in the first nine months of 1998.

The improvement in net income for the first nine months of 1999 over the first nine months of 1998 is primarily attributable to the increased sales and operating income discussed above. These increases were partially offset by the aforementioned higher interest costs and increase in minority interest as well as an increase in the Company's effective tax rate from 34.3% to 36.5%.

COMPARISON OF THIRD QUARTER 1999 TO THIRD QUARTER 1998

NET SALES

Net sales for the third quarter 1999 totaled $35.6 million, up 48% when compared to the third quarter 1998 net sales of $24.1 million.

The increase in third quarter 1999 sales reflects an increase of $7.9 million (a 51% increase) to $23.4 million from the Company's Flight Support products and services and an increase of $3.7 million (a 43% increase) to $12.2 million in revenues from the Company's Electronics & Ground Support products. These increases include sales of newly-acquired businesses aggregating $10 million, with the balance reflecting increased sales volumes of repair and overhaul services and new products to the Company's commercial airline industry customers and favorable sales price terms under certain contracts.

GROSS PROFITS AND OPERATING EXPENSES

The Company's gross profit margins averaged 40.7% for the third quarter 1999 as compared to 36.6% for the third quarter 1998. This increase reflects an improvement in gross margins in the Flight Support operations resulting from favorable sales price terms under certain contracts, continuing efforts to lower manufacturing costs and the reimbursement of research and development costs from Lufthansa. The gross margin improvement also reflects higher gross profit margins contributed by newly-acquired businesses.

Selling, general and administrative (SG&A) expenses were $6.0 million for the third quarter 1999 and $4.4 million for the third quarter 1998. The increase results from the inclusion of SG&A expenses of the newly-acquired companies, including additional goodwill amortization. As a percentage of net sales, SG&A expenses declined to 17.0% for the third quarter 1999 from 18.1% for the third quarter 1998 reflecting continuing efforts to control costs while increasing revenues and lower general corporate expenses.

OPERATING INCOME

Operating income increased $4.0 million to $8.4 million (a 90% increase) for the third quarter 1999 from $4.4 million for the third quarter 1998. The improvement in operating income was due primarily to increases in sales and gross profits of the Flight Support and Electronics & Ground Support operations discussed above.

INTEREST EXPENSE

Interest expense increased $123,000 to $251,000 from the third quarter 1998 to the third quarter 1999. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance the Company's acquisitions.

INTEREST AND OTHER INCOME

Interest and other income decreased $457,000 to $180,000 from the third quarter 1998 to the third quarter 1999 due principally to the decrease in invested funds used for acquisitions.

MINORITY INTEREST

Minority interest represents the 20% minority interest held by Lufthansa which increased from the third quarter 1999 to the third quarter of 1998 due to higher net income of the Flight Support Group.

NET INCOME

The Company's net income totaled $4.4 million, or $.24 per diluted share, in the third quarter 1999, improving 67% from net income of $2.6 million, or $.17 per diluted share, in the third quarter 1998.

The improvement in net income for the third quarter 1999 over the third quarter 1998 is primarily attributable to the increased sales and operating income discussed above. These increases were partially offset by the aforementioned higher interest costs and increase in minority interest as well as an increase in the Company's effective tax rate from 35.0% to 37.2%.

INFLATION

The Company has generally experienced increases in its costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on the Company's net income has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash primarily from operating activities and financing activities, including borrowings under long-term credit agreements.

Principal uses of cash by the Company include acquisitions, payments of interest and principal on debt, capital expenditures and increases in working capital.

The Company believes that operating cash flow and available borrowings under the Company's Credit Facility will be sufficient to fund cash requirements for the foreseeable future.

OPERATING ACTIVITIES

The Company's cash flow from operations was $7.5 million for the first nine months of 1999, principally reflecting net income of $11.6 million, adjustments for depreciation and amortization and minority interest of $4.0 million and $2.7 million, respectively, offset by an increase in working capital of $10.3 million. The increase in working capital primarily resulted from an increase in inventories of $8.8 million to meet increased sales orders.

INVESTING ACTIVITIES

The principal cash used in investing activities in the first nine months of 1999 was cash used in acquisitions totaling $83.5 million. (See Note 3). Purchases of property, plant and equipment totaled $10.0 million primarily representing the purchase of a new facility and improvements to and expansion of existing facilities in our Flight Support Group. The Company also purchased short-term investments totaling approximately $3.0 million.

FINANCING ACTIVITIES

The Company's principal financing activities during the first nine months of 1999 included proceeds from the Class A Common Stock offering of $56.2 million and long-term debt of $71.8 million, including $70.5 million from the Company's Credit Facility used primarily to fund acquisitions. In addition, the Company received $2.8 million from Lufthansa representing its additional minority interest investment required to maintain its 20% equity position in the Flight Support Group due to the acquisition of Rogers-Dierks and a $1.6 million tax benefit related to stock option exercises. The Company repaid $42.5 million of the outstanding balance on its Credit Facility from proceeds of the equity offering and $1.5 million in other long-term debt.

IMPACT OF THE YEAR 2000

Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

We developed a compliance assurance process to address this concern. A project team performed a detailed assessment of all internal computer systems and developed and implemented plans to correct any problems.

Year 2000 problems could affect our research and development, production, distribution, financial, administrative and communication operations. Systems critical to our business which were identified as non-Year 2000 compliant were either replaced or corrected through programming modifications. In addition, the project team looked at Year 2000 readiness from other aspects of our business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. We remediated and replaced systems as needed and have been successfully testing and verifying our modifications. In addition to our in-house efforts, we have asked vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness.

As part of our compliance process we developed a contingency plan for those areas that are critical to the Company's business. These plans were designed to mitigate serious disruptions to our business flow beyond the end of 1999, and will operate independently of our external providers' Year 2000 compliance. The major drive for contingency planning was in the first half of 1999. Based on our efforts to date, we do not anticipate that any unforeseen Year 2000 problems will have a material effect on our results of operations or financial condition.

External and internal costs specifically associated with modifying internal use software for Year 2000 compliance were expensed as incurred. To date, we have spent less than $200,000 on this project. Such costs do not include normal system upgrades and replacements.

The above expectations are subject to uncertainties. For example, if we were unsuccessful in identifying or fixing all Year 2000 problems in our critical operations, or if we are affected by the inability of suppliers or major customers to continue operations due to such a problem, our results of operations or financial condition could be materially impacted.

The total costs that we incurred in connection with the Year 2000 problems was influenced by our ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom we have business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on our results of operations or financial conditions.

NEW ACCOUNTING STANDARDS

Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's accumulated other comprehensive income as of July 31, 1999 and October 31, 1998 included unrealized holding losses from investments.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (27)     Financial data schedule

         (b) A report on Form 8-K was filed by the Company dated July 30, 1999, reported under Item 2, "Acquisition or Disposition of Assets," relating to the purchase of substantially all of the outstanding capital stock of Thermal Structures, Inc. and its Quality Honeycomb, Inc. affiliate.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HEICO CORPORATION
                                                     -----------------
                                                        (Registrant)


   SEPTEMBER 13, 1999                        BY /S/ THOMAS S. IRWIN
   ------------------                           --------------------------------
          Date                                  Thomas S. Irwin,
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

   27           Financial Data Schedule