Form 10-K
period 1999-10-31
HEICO CORP
filed 2000-01-27
CIK 46619

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 27, 2000
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from ________________to______________

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

           Securities registered pursuant to Section 12(b) of the Act:

    COMMON STOCK, PAR VALUE $.01 PER SHARE           NEW YORK STOCK EXCHANGE
CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE   (Name of Each Exchange On Which
             (Title of Each Class)                         Registered)


           Securities registered pursuant to Section 12(g) of the Act:

                         PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of December 31, 1999 was $270,000,000 based on the closing price of Common Stock of $21 13/16 and Class A Common Stock of $21 1/8 on December 31, 1999 as reported by the New York Stock Exchange and after subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant.

    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    COMMON STOCK, $.01 PAR VALUE                       8,419,144 SHARES
CLASS A COMMON STOCK, $.01 PAR VALUE                   7,347,266 SHARES
            (Class)                           (Outstanding at December 31, 1999)

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III. See Item 14(a)(3) on page 50 for a listing of exhibits.
================================================================================

    CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND ASSUMPTIONS ABOUT HEICO CORPORATION, INCLUDING, AMONG OTHER THINGS:

    o Lower commercial air travel;

    o Our anticipated growth strategies and ability to achieve operating synergies from acquired businesses;

    o Our intention to introduce new products;

    o Product pricing levels;

    o Product specification costs and requirements;

    o Governmental and regulatory demands;

    o Competition on military programs;

    o Anticipated trends in our businesses, including trends in the markets for jet engine parts, jet engine overhaul and electronics and ground support equipment;

    o Economic conditions within and outside of the aerospace, aviation and defense industries; and

    o Our ability to continue to control costs and maintain quality.

    We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

    HEICO Corporation ("HEICO" or the "Company") believes it is the world's largest manufacturer of Federal Aviation Administration ("FAA") approved jet engine replacement parts, other than the original equipment manufacturers ("OEMs") and their subcontractors. It is also a leading manufacturer of certain electronic and ground support equipment to the airline and defense industries. The Company's operations are divided into two segments, the Flight Support Group ("FSG") and the Electronics & Ground Support Group ("EGSG"). Through our FSG we use proprietary technology to design, manufacture and sell jet engine replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, our FSG repairs, refurbishes and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers and aircraft repair companies, and manufactures thermal insulation products and related components primarily for aerospace and defense applications. In fiscal 1999, the FSG accounted for 67% of our revenues. Through our EGSG, we manufacture various types of electrical and aircraft ground support equipment ("GSE"), including electrical power, back-up power supplies, circuit board shielding and infrared simulation and ground test equipment as well as air start, air conditioning and heating units, primarily for the aerospace industry. In fiscal 1999, the EGSG accounted for 33% of our revenues.

    We have continuously operated in the aerospace industry for approximately 40 years. Since assuming control in 1990, current management has achieved significant sales and profit growth through expanded product offerings, an expanded customer base, increased research and development expenditures, and the completion of acquisitions. As a result of internal growth and acquisitions, our revenues have grown from $19.2 million in fiscal 1994 to $141.3 million in fiscal 1999, a compound annual growth rate of 49% over the five-year period. During the same period, diluted earnings per share increased from $.06 to $.93, a compound annual growth rate of 73%.

    In October 1997, we formed a strategic alliance with Lufthansa Technik AG ("Lufthansa"), the technical services subsidiary of Lufthansa German Airlines AG. Lufthansa is the world's largest independent provider of engineering and maintenance services for aircraft and aircraft engines and supports over 200 airlines, governments and other customers. As part of the transaction, Lufthansa acquired a 20% minority interest in our FSG, investing $42 million to date and committing to invest an additional $3 million for research and development projects over the next year. This includes direct equity investments and the funding of specific research and development projects. In connection with subsequent acquisitions by our FSG, Lufthansa invested additional amounts pursuant to its option to maintain a 20% equity interest. This strategic alliance should continue to enable us to expand domestically and internationally by enhancing our ability to (i) identify key jet engine replacement parts with significant profit potential by utilizing Lufthansa's extensive operating data on engine parts, (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa's testing and diagnostic resources, and (iii) broaden our customer base by capitalizing on Lufthansa's established relationships and alliances within the airline industry.

    Beginning in fiscal 1997, the Company, through acquisitions, has added seven subsidiaries to its FSG and three subsidiaries to its EGSG. See "Management's Discussion of Financial Condition and Results of Operations" for details of the Company's acquisitions.

FLIGHT SUPPORT GROUP

    Our FSG designs, engineers, manufactures, repairs and/or overhauls jet engine parts and components such as combustion chambers, gas flow transition ducts and various other engine and airframe parts. We also manufacture specialty aviation and defense components as a subcontractor. We serve a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo couriers,
(ii) repair and overhaul facilities, (iii) OEMs, and (iv) the U.S. government. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a listing of operating subsidiaries included in the FSG.

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

    Jet engine replacement parts are classified within the industry as (i) factory-new, (ii) new surplus, (iii) overhauled, (iv) serviceable, and (v) as removed. A factory-new or new surplus part is one that has never been installed or used. Factory-new parts are purchased from FAA-approved manufacturers (such as HEICO or OEMs) or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely repaired and inspected by a licensed repair facility (such as ours). An aircraft spare part is classified repairable if it can be repaired by a licensed repair facility under applicable regulations. A part may also be classified repairable if it can be can be removed by the operator from an aircraft or engine while operating under an approved maintenance program and is airworthy and meets any manufacturer or time and cycle restrictions applicable to the part. A factory-new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in "as removed" condition requires inspection and possibly functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

    FACTORY-NEW JET ENGINE REPLACEMENT PARTS. The principal business of the FSG is the research and development, design, manufacture and sale of FAA-approved jet engine replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies. Our principal competitor is Pratt & Whitney, a division of United Technologies Corporation ("UTC"). The FSG's factory-new jet engine replacement parts include combustion chambers and various other jet engine replacement parts. A key element of our growth strategy is the continued design and development of an increasing number of Parts Manufacturer Approval
(PMA) replacement parts in order to further penetrate our existing customer base and obtain new customers. We select the jet engine replacement parts to design and manufacture through a selection process which analyzes industry information to determine which jet engine replacement parts are expected to generate the greatest profitability. As part of Lufthansa's investment in the FSG, Lufthansa has the right to select 50% of the engine parts for which we will seek PMAs, provided that such parts are technologically and economically feasible and substantially comparable with the profitability of our other PMA parts.

    The following table sets forth (i) the lines of engines for which we provide jet engine replacement parts and (ii) the approximate number of such engines currently in service as estimated by us. Although we expect that our strategic alliance with Lufthansa will broaden our product lines, most of our current PMA parts are for Pratt & Whitney engines, with a substantial majority for the JT8D.

                                                 NUMBER
          OEM                        LINES    IN SERVICE      PRINCIPAL ENGINE APPLICATION
-----------------------------        -----    ----------    --------------------------------
Pratt & Whitney                      JT8D       9,000        Boeing 727 and 737 (100 and 200
                                                                series)
                                                             McDonnell Douglas DC-9 and MD-80
                                     JT9D       2,000        Boeing 747 (100, 200 and 300
                                                                series) and 767 (200 series)
                                                             Airbus A300 and A310
                                                             McDonnell Douglas DC-10
                                     PW2000       700        Boeing 757
                                     PW4000     1,800        Boeing 747-400, 767-300 and 777
                                                             Airbus A300, A310 and A330
                                                             McDonnell Douglas MD-11
CFM International (a joint           CFM56      6,600        Boeing 737 (300, 400, 500, 700,
  Venture of General Electric and                               800 and 900 series)
  SNECMA)                                                    Airbus A320 and A340-200
General Electric                     CF6        4,200        Boeing 747 and 767
                                                             Airbus A300, A310 and A330
                                                             McDonnell Douglas MD-11

    REPAIR AND OVERHAUL SERVICES. We provide repair and overhaul services on selected parts for certain aircraft engines, as well as for avionics, instruments, and electronic equipment for commercial aircraft. Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment. Services on jet engine replacement parts include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines, aircraft wings and frames or fuselages. Engine accessories include fuel pumps, generators and fuel controls. Parts include pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, electro-mechanical equipment and auxiliary power unit accessories.

    SUBCONTRACTING FOR OEMS/MANUFACTURE OF SPECIALTY AIRCRAFT/DEFENSE RELATED PARTS. We also manufacture thermal insulation blankets primarily for aerospace and defense applications. These blankets are primarily used in the engine or "hot section" of aircrafts and are usually replaced every three to five years. We also derive revenue from the sale of specialty components as a subcontractor for OEMs and the U.S. government.

MANUFACTURING AND QUALITY CONTROL

    Our FSG manufacturing operations involve a high level of technical expertise and vertical integration, including computer numerical control ("CNC") machining and grinding, complex sheet metal fabrication, vacuum heat treating, plasma spraying and laser cutting. We also perform all of the design and engineering for our products. Specific components of the process include:

    o RESEARCH AND DEVELOPMENT. Our research and development department uses state-of-the-art equipment such as a scanning electron microscope, CAD/CAM/CAE workstations and finite element analysis and thermal testing software to design and engineer components, as well as to ensure accurate data transfer between our new product development and manufacturing departments. Our engineers are recruited from OEMs and other aerospace industry participants in a variety of disciplines, including aerodynamics, heat transfer, manufacturing, materials and structures. See "-- FAA Approvals and Product Design."

    o MACHINING AND FABRICATION. Our CNC machining and grinding capabilities provide cost advantages and dimensional repeatability with a variety of aerospace materials. Our lathes are frequently equipped with touch probes to perform critical in-process evaluations and automatically adjust machining parameters. Fabrication capabilities include custom-designed machines that automatically position and spot, fusion and flash weld, mechanical and hydraulic presses, and wire, as well as conventional, electrical discharge machining.

    o SPECIAL PROCESSES. We believe that our heat treatment, brazing, plasma spraying and other in-house special process capabilities reduce lead times and allow us to better control the quality of our products. For example, our robotic systems can apply thermal barrier and heat resistant coatings to parts ranging from 0.25 inches to 60 inches in dimension.

    o QUALITY CONTROL. We incur significant costs to maintain the most stringent quality control of our products and services. In addition to domestic and foreign governmental regulations, OEMs, commercial airlines and other customers require that we satisfy certain requirements relating to the quality of our products and services. We perform testing and certification procedures on all of the products that we design, engineer, manufacture, repair and overhaul, and maintain detailed records to ensure traceability of the production of and service on each aircraft component. Management believes that the resources required to institute and maintain our quality control procedures represents a barrier to entry for competitors.

FAA APPROVALS AND PRODUCT DESIGN

    Non-OEM manufacturers of jet engine replacement parts must receive a PMA from the FAA. The PMA process includes the submission of sample parts, drawings and testing data to one of the FAA's Aircraft Certification Offices where the submitted data are analyzed. We believe that an applicant's ability to successfully complete the PMA process is limited by several factors, including
(i) the agency's confidence level in the applicant, (ii) the complexity of the part, (iii) the volume of PMAs being filed, and (iv) the resources available to the FAA. We also believe that companies such as HEICO that have demonstrated their manufacturing capabilities and established favorable track records with the FAA generally receive a faster turnaround time in the processing of PMA applications. Finally, we believe that the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

    As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures increased from approximately $300,000 in 1991 to approximately $7.9 million in fiscal 1999 including $6.7 million reimbursed under our strategic alliance with Lufthansa. We believe that our FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy. As of October 31, 1999 an aggregate of $4.5 million remained available under Lufthansa's commitment to reimburse research and development expenditures.

    The Company's expanded research and development activities have included development of more complex jet engine replacement parts. In October 1999, the Company received its first PMA for a compressor blade from the FAA and is continuing research and development of other compressor blades. The Company believes the development and sale of complex parts represents a significant long-term market opportunity; however, no assurance can be given that the FAA will continue to grant PMAs or that the Company will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

ELECTRONICS AND GROUND SUPPORT GROUP

    Our EGSG manufactures various types of electrically engineered products, such as power supplies, shielding for communications, computer and aerospace applications, infrared simulation and ground test equipment, and GSE. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a listing of operating subsidiaries included in the EGSG.

    We currently serve the commercial and military GSE markets through the manufacture of electrical ground power units, air start units, and air conditioning and heating units that are sold to both domestic and foreign commercial and military customers. We also manufacture specialty military electronics such as shipboard power supplies and power converters. Because military and commercial aircraft vary so widely by size and manufacturer, unique equipment is often required for each distinct airframe. Military aircraft require particularly unique equipment arrangements that necessitate custom manufacturing. Examples of our GSE products include a sophisticated cooling system for the Air Force's new F-22 fighter aircraft and a combination ground power and air conditioning unit for the F-16 aircraft.

    During fiscal 1999, the Company added the following products through acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of these acquisitions.

    o ON-BOARD AIRCRAFT POWER SUPPLIES. Our EGSG manufactures power supply and current control products and replacement components used in aircraft. Our products include battery and charger units to support emergency lighting, emergency fuel shut-off devices, emergency exit door power assists, static inverters for emergency lighting and cockpit lighting dimmers. These products enhanced the EGSG's existing power supply product line. While periodically, entire units may require replacement, there is an ongoing replacement market for batteries which have an estimated service life of approximately 3 to 5 years. These products are mainly sold to OEM customers and customers in the retrofit and modification market.

    o INFRARED SIMULATION AND GROUND TEST EQUIPMENT. EGSG is also a leading international designer and manufacturer of state-of-the-art aerospace and defense infrared simulation and ground test equipment. Our products include high precision blackbody sources, optical systems and fully integrated test calibration systems. In addition, the new MIRAGE IR Scene Simulator, which is used to test and calibrate complex infrared targeting and imaging systems, incorporates a state-of-the-art, large scale integrated circuit as the infrared emitter chip.

    o CIRCUIT BOARD SHIELDING. EGSG also manufactures electromagnetic and radio frequency shielding for circuit boards utilized in telecommunications, aerospace, and microwave applications. The circuit board shielding technology reduces electronic noise and protects sensitive components. We have the ability to fabricate short to medium runs, in a wide variety of shapes and applications, which is a manufacturing advantage.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    See Note 13 to the Consolidated Financial Statements for financial information by operating segment and information about foreign and domestic operations as well as export sales.

SALES, MARKETING AND CUSTOMERS

    Each of our operating segments and their subsidiaries independently conducts sales and marketing efforts directed at their respective customers and industries and, in some cases, collaborates with other operating divisions and subsidiaries within its group for cross-marketing efforts. Sales and marketing efforts are conducted primarily by in-house personnel and, to a lesser extent, by independent manufacturer's representatives. Generally, the in-house sales personnel receive a base salary plus commission and manufacturer's representatives receive a commission on sales.

    We believe that direct relationships are crucial to establishing and maintaining a strong customer base and, accordingly, our senior management is actively involved in our marketing activities, particularly with established customers. We are also a member of various trade and business organizations related to the commercial aviation industry, such as the Aerospace Industries Association ("AIA"), the leading trade association representing the nation's manufacturers of commercial, military and business aircraft, aircraft engines and related components and equipment. Due in large part to our established industry presence, we enjoy strong customer relations, name recognition and repeat business.

    We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, military units, electronic manufacturing services companies, manufacturers for the defense industry and telecommunications companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 20% of total net sales during the year ended October 31, 1999.

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

    Our jet engine replacement parts business competes primarily with Pratt & Whitney and, to a much lesser extent, General Electric. The competition is principally based on price and service inasmuch as our parts are interchangeable with the parts produced by Pratt & Whitney. We believe that we supply over 50% of the market for certain JT8D engine parts for which we hold a PMA from the FAA, with Pratt & Whitney controlling the balance. With respect to other aerospace products and services sold by the FSG, we compete with both the leading jet engine OEMs and a large number of machining, fabrication and repair companies, some of which have greater financial and other resources than us. Competition is based mainly on price, product performance, service and technical capability.

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

    Our EGSG competes with several large and small domestic and foreign competitors, some of which have greater financial resources than us. We believe the market for our GSE is highly fragmented, with competition based mainly on price, product performance and service. The market for our electronic products are niche markets with few competitors with competition based mainly on design, technology, quality, price and customer satisfaction.

RAW MATERIALS

    We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated steel and pre-plated phospher bronze from various vendors. We also purchase parts, including electrical components, diesel and gas powered engines, compressors and generators. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

BACKLOGS

    Our total backlog of unshipped orders was $60.1 million on October 31, 1999 versus $18.5 million on October 31, 1998. Our FSG operations had a backlog of unshipped orders as of October 31, 1999 of $17.4 million as compared to $11.7 million as of October 31, 1998. This backlog excludes forecasted shipments for certain contracts of the FSG pursuant to which customers provide only estimated annual usage and not firm purchase orders. Our EGSG operations had a backlog of $42.7 million as of October 31, 1999 and $6.8 million as of October 31, 1998. Substantially all of the backlog of orders as of October 31, 1999 are expected to be delivered during fiscal 2000.

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

    Because our jet engine replacement parts largely consist of older model JT8D aircraft engines and engine parts, we are substantially impacted by the FAA's noise regulations. The ability of aircraft operators to utilize such JT8D aircraft engines in domestic flight operations is significantly influenced by regulations promulgated by the FAA governing, among other things, noise emission standards. Pursuant to the Aircraft Noise and Capacity Act, the FAA has required all aircraft operating in the United States with a maximum weight of more than 75,000 pounds to have met Stage 3 noise restriction levels by December 31, 1999, unless waived by the FAA. Aircraft which require hush-kits or other modifications to be in compliance with Stage 3 include the Boeing 727-200s, Boeing 737-200s and McDonnell Douglas DC-9-30/40/50s. This ban on operation in the United States of non-Stage 3 compliant aircraft applies to both domestic and foreign aircraft operators. The European Union (EU) established regulation effective May 1, 2000 which would bar the operation in EU countries of both hushkitted and certain re-engined U.S. aircraft that have not been operated in those countries previously. The EU's ban results from efforts of environmental lobbyists in the EU. The U.S. Aviation Industry has endorsed a putative Administration decision to file an Article 84 complaint under the Chicago Convention with the International Civil Aviation Organization (ICAO). Article 84 is the means through which disputes are settled among ICAO member nations. U.S. and EU officials may meet to reach a compromise to avoid ICAO involvement. Various communities surrounding the larger European cities also have adopted more stringent local regulations which restrict the operation of non-hush-kitted aircraft in such jurisdictions. Approximately 40% of our net sales in fiscal 1999 consisted of sales of replacement parts and overhaul services for the JT8D aircraft engine down from 48% in fiscal 1998.

    There has been no material adverse effect to the Company's consolidated financial statements as a result of these government regulations.

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

INSURANCE

    We are a named insured under policies which include the following coverage:
(i) product liability, including grounding; (ii) personal property, inventory and business income at our facilities; (iii) general liability coverage; (iv) employee benefit liability; (v) international liability and automobile liability; (vi) umbrella liability coverage; and (vii) various other activities or items subject to certain limits and deductibles. We believe that coverages are adequate to insure against the various liability risks of our business.

EMPLOYEES

    As of December 31, 1999, the Company had 1,105 full-time employees, of which 691 were in the FSG, 402 were in the EGSG, and 12 were corporate. None of our employees are represented by a union. We believe that our employee relations are good.

ITEM 2.  PROPERTIES

    We own or lease the following facilities:


    FLIGHT SUPPORT GROUP
                                                                           SQUARE       OWNED/LEASE
         LOCATION                             DESCRIPTION                  FOOTAGE      EXPIRATION
    ---------------------                ----------------------           --------------------------
    Hollywood, Florida                   Manufacturing and                140,000       Owned
                                         engineering facility and
                                         corporate headquarters
    Hollywood, Florida                   Manufacturing and                 45,000(1)    Owned
                                         overhaul/repair facility
    Atlanta, Georgia                     Manufacturing and                 40,000       Owned
                                         engineering facility
    Miami, Florida                       Overhaul and repair               56,000       Owned
                                         facility
    Miami, Florida                       Overhaul and repair               12,000       July 2001
                                         facility
    Miami, Florida                       Warehouse facility                 9,000       December 2000
    Anacortes, Washington                Engineering and                   10,000       June 2003
                                         manufacturing facility
    Glastonbury, Connecticut             Engineering facility               5,000       June 2002
    Corona, California                   Manufacturing and                 91,000       August 2001 - June 2003
                                         engineering facility
    Roswell, New Mexico                  Manufacturing and                 34,000       October 2000
                                         engineering facility


    ELECTRONICS & GROUND SUPPORT GROUP
                                                                           SQUARE     OWNED/LEASE
          LOCATION                            DESCRIPTION                  FOOTAGE     EXPIRATION
    ---------------------                ----------------------           --------------------------
    Palmetto, Florida                    Manufacturing and                113,000       Owned
                                         engineering facility and
                                         offices

    Tampa, Florida                       Manufacturing and                 41,000       August 2000
                                         engineering facility and
                                         offices

    Santa Barbara, California            Manufacturing and                 15,000       August 2003
                                         engineering facility


    CORPORATE
                                                                           SQUARE        OWNED/LEASE
          LOCATION                            DESCRIPTION                  FOOTAGE       EXPIRATION
    ---------------------                ----------------------           --------------------------
    Hollywood, Florida                   Corporate headquarters           Included      Owned
                                                                          above

    Miami, Florida                       Administrative offices             3,000       August 2000

--------
(1) After completion of current construction expected by February 2000.

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

    In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a the Travelers Casualty and Surety Co. (Travelers). In June 1999, the Travelers lawsuit was dismissed by the federal court based on a lack of jurisdiction. Travelers has appealed the dismissal. The complaint seeks reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in the above referenced litigation with UTC. In addition, Travelers seeks a declaratory judgement that the Company did not and does not have insurance coverage under certain insurance policies with Travelers and accordingly, that Travelers did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Travelers' lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

    The Company believes that it has significant counterclaims against Travelers for damages. After taking into consideration legal counsel's evaluation of Travelers' claim, management is of the opinion that the outcome of the Travelers litigation will not have a significant adverse effect on the Company's consolidated financial statements. No provision for gain or loss, if any, has been made in the consolidated financial statements.

    The Company is involved in various other legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these other matters will not have a significant effect on the Company's consolidated financial statements.

OTHER CONTINGENCIES

    In January 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. The Company has filed a protest requesting an appeal of such proposed adjustment, which would result in additional taxes of approximately $1.8 million on the gain on the sale of the discontinued health care operations. The outcome of this matter is uncertain, accordingly, no provision for additional taxes, if any, has been made in the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The names and ages of, and offices held by, the executive officers of the Company are as follows:

                                                                                                  DIRECTOR
NAME                            AGE                             POSITION(S)                         SINCE
----                           ----                             -----------                       -------
Laurans A. Mendelson            61         Chairman of the Board, President and Chief               1989
                                             Executive Officer
Thomas S. Irwin                 53         Executive Vice President and Chief Financial
                                             Officer
Eric A. Mendelson               34         Vice President and Director, President of HEICO          1992
                                             Aerospace Holdings Corp.
Victor H. Mendelson             32         Vice President, General Counsel and Director,            1996
                                             President of HEICO Aviation Products Corp.
James L. Reum                   68         Executive Vice President of HEICO
                                             Aerospace Holdings Corp.

    LAURANS A. MENDELSON has served as Chairman of the Board of the Company since December 1990. Mr. Mendelson has also served as Chief Executive Officer of the Company since February 1990, President of the Company since September 1991 and served as President of MediTek Health Corporation from May 1994 until its sale in July 1996. He has been Chairman of the Board of Ambassador Square, Inc. (a Miami, Florida real estate development and management company) since 1980 and President of that company since 1988. He has been Chairman of Columbia Ventures, Inc. (a private investment company) since 1985 and President of that company since 1988. In 1997 and 1999, Mr. Mendelson served on the board of governors of the AIA. Mr. Mendelson is a Certified Public Accountant. Mr. Mendelson is a member of the Board of Trustees of Columbia University and the Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida.

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

    VICTOR H. MENDELSON has served as Vice President of the Company since 1996, as President of HEICO Aviation Products Corp., a subsidiary of HEICO, since September 1996 and as General Counsel of the Company since 1993. He served as Executive Vice President of MediTek Health Corporation from 1994 and its Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President, of Mendelson International Corporation (a private investment company which is a shareholder of HEICO). He is a Trustee of St. Thomas University, Miami, Florida. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

    JAMES L. REUM has served as Executive Vice President of HEICO Aerospace since April 1993 and Chief Operating Officer of HEICO Aerospace from May 1995 until September 1999. He also served as President of LPI Industries Corporation from 1991 to 1998 and President of Jet Avion Corporation from 1996 to 1998. From January 1990 to August 1991, he served as Director of Research and Development for Jet Avion Corporation. From 1986 to 1989, Mr. Reum was self-employed as a management and engineering consultant to companies primarily within the aerospace industry. From 1957 to 1986, he was employed in various management positions with Chromalloy Gas Turbine Corp., Cooper Airmotive (later named Aviall, Inc.), United Airlines, Inc. and General Electric Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors, Executive Officers and 10% shareholders to file initial reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Directors, Executive Officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the review of such reports furnished to the Company, the Company believes that during 1999, the Company's Directors, Executive Officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Commencing April 24, 1998, the Class A Common Stock began trading on the American Stock Exchange (AMEX) under the symbol "HEI.A." On January 29, 1999, the Class A Common Stock and the Common Stock commenced trading on the New York Stock Exchange (NYSE) under the symbols "HEI.A" and "HEI," respectively, and both classes of stock ceased trading on AMEX. The following table sets forth, for the periods indicated, the high and low sales prices for the Class A Common Stock and the Common Stock as reported on AMEX and NYSE, as applicable, as well as the amount of cash dividends paid per share during such periods. Lufthansa Technik, as a 20% shareholder of our FSG, will be entitled to 20% of any dividends paid by our FSG.

    In November 1997, the Company declared a three-for-two stock split. In April 1998, the Company paid a 50% stock distribution in shares of Class A Common Stock. The quarterly sales prices and cash dividend amounts have been retroactively adjusted for the stock split and stock distribution.

                              CLASS A COMMON STOCK

                                                                                                 CASH DIVIDENDS
                                                                          HIGH          LOW         PER SHARE
                                                                          ----          ---         ---------
    FISCAL 1998:
      Third Quarter (commencing April 24, 1998)...................     $  29.75     $  21.25         $ .025
      Fourth Quarter..............................................        23.75        12.13             --
    FISCAL 1999
      First Quarter...............................................        24.13        19.50         $ .025
      Second Quarter..............................................        24.63        18.94             --
      Third Quarter...............................................        24.38        20.94         $ .025
      Fourth Quarter..............................................        22.31        15.00             --


         On January 10, 2000 there were 1,080 holders of record of the Class A Common Stock.

                                  COMMON STOCK

                                                                                                 CASH DIVIDENDS
                                                                          HIGH          LOW         PER SHARE
                                                                          ----          ---         ---------
   FISCAL 1998:
     First Quarter..................................                    $  19.25    $  13.78         $ .025
     Second Quarter.................................                       33.50       19.20             --
     Third Quarter..................................                       33.75       23.06           .025
     Fourth Quarter.................................                       25.63       15.94             --
   FISCAL 1999:
     First Quarter..................................                    $  32.25     $ 23.25         $ .025
     Second Quarter.................................                       27.38       20.06             --
     Third Quarter..................................                       25.63       22.63           .025
     Fourth Quarter.................................                       23.88       16.94             --


  On January 10, 2000, there were 1,193 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         YEAR ENDED OCTOBER 31,
                                                   ------------------------------------------------------------
                                                     1995         1996        1997(3)      1998(3)      1999(3)
                                                   --------     --------     --------     --------     --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net sales ....................................     $ 25,613     $ 34,565     $ 63,674     $ 95,351     $141,269
                                                   --------     --------     --------     --------     --------
Gross profit .................................        8,116       12,169       20,629       36,104       57,532
Selling, general and administrative expenses .        6,405        7,657       11,515       17,140       24,717
                                                   --------     --------     --------     --------     --------
Operating income .............................        1,711        4,512        9,114       18,964       32,815
                                                   --------     --------     --------     --------     --------
Interest expense .............................          169          185          477          984        2,173
                                                   --------     --------     --------     --------     --------
Income:
  From continuing operations .................        1,437        3,665        7,019       10,509       16,337
  From discontinued operations(1) ............        1,258          963           --           --           --
  From gain on sale of discontinued operations           --        5,264           --           --           --
                                                   --------     --------     --------     --------     --------
Net income ...................................     $  2,695     $  9,892     $  7,019     $ 10,509     $ 16,337
                                                   ========     ========     ========     ========     ========
Weighted average number of common shares
  outstanding:(2)
  Basic ......................................       11,307       11,680       12,040       12,499       14,821
  Diluted ....................................       11,930       13,282       14,418       15,541       17,643
PER SHARE DATA:(2)
Income from continuing operations
  Basic ......................................     $    .13     $    .31     $    .58     $    .84     $   1.10
  Diluted ....................................          .12          .28          .49          .68          .93
Net income:
  Basic ......................................          .24          .84          .58          .84         1.10
  Diluted ....................................          .23          .75          .49          .68          .93
Cash dividends(2) ............................         .032         .038         .045         .050         .050
BALANCE SHEET DATA (AT YEAR END):
Working capital ..............................     $ 14,755     $ 25,248     $ 45,131     $ 40,587       63,278
Total assets .................................       47,401       61,836       88,639      133,061      273,163
Total debt (including current portion) .......        7,870        6,516       10,800       30,520       73,501
Minority interest in consolidated subsidiary .           --           --        3,273       14,892       30,022
Shareholders' equity .........................       30,146       41,488       59,446       67,607      139,289


----------

(1) Represents income from the discontinued health care operations that were sold in fiscal 1996.
(2) Information has been adjusted to reflect three-for-two stock splits distributed in April 1996 and December 1997, 10% stock dividends paid in July 1995, February 1996, July 1996 and January 1997 and a 50% stock distribution, paid in shares of Class A Common Stock in April 1998.
(3) Results include the results of acquisitions from each respective effective date as explained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company acquired Trilectron Industries, Inc. effective September 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Our Flight Support Group (FSG), which currently accounts for approximately 67% of our revenues, consists of the following ten operating subsidiaries:


NAME                                                                DESCRIPTION OF PRINCIPAL OPERATIONS
----                                                                -----------------------------------
Jet Avion Corporation..............................      Design and manufacture of FAA-approved jet engine
                                                            replacement parts

McClain International, Inc. (McClain)..............      Design, manufacture and overhaul of FAA-approved jet
                                                            engine replacement parts

Rogers-Dierks, Inc. (Rogers-Dierks)................      Design and manufacture of FAA-approved jet engine
                                                            replacement parts

Turbine Kinetics, Inc. (Turbine)...................      Design and manufacture of FAA-approved jet engine
                                                            replacement parts

Aircraft Technology, Inc...........................      Repair and overhaul of jet engine components

Northwings Accessories Corp. (Northwings)..........      Repair and overhaul of jet engine and airframe
                                                            components and accessories

Associated Composite, Inc. (ACI)...................      Repair and overhaul of aircraft fuselage structures

Air Radio & Instruments Corp. (Air Radio)..........      Repair and overhaul of avionics, instruments and
                                                            electronic equipment for aircraft

LPI Industries Corporation.........................      Original equipment manufacturer subcontractor

Thermal Structures, Inc. (Thermal) ................      Manufacture of thermal insulation products and related
                                                            components

    Our Electronic & Ground Support Group (EGSG), which currently accounts for approximately 33% of our revenues, consists of the following four operating subsidiaries:


NAME                                                             DESCRIPTION OF PRINCIPAL OPERATIONS
----                                                             -----------------------------------
Trilectron Industries, Inc........................      Design and manufacture of electronically controlled
                                                           ground support equipment for aircraft

Radiant Power Corp. (Radiant).....................      Manufacture of electrical back-up power supplies and
                                                           battery packs for commercial aircraft applications.

Leader Tech, Inc. (Leader Tech)...................      Manufacture of electromagnetic and radio frequency
                                                           shielding for primarily communications, computer
                                                           and aerospace applications.

Santa Barbara Infrared, Inc. (SBIR)...............      Design and manufacture of aerospace and defense
                                                           electronically controlled infrared simulation and
                                                           ground test equipment.

    Our results of operations during the current and prior fiscal years have been affected by a number of significant transactions. This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included or incorporated by reference herein. For further information regarding the acquisitions and strategic alliance discussed below, see Note 2 to our Consolidated Financial Statements. These acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the effective date of acquisition.

    Effective September 1997, the Company acquired Northwings. In consideration of this acquisition, the Company paid approximately $6.7 million in cash and 232,360 shares of the Company's common stock, having an aggregate fair value of approximately $3.5 million.

    In October 1997, the Company entered into a strategic alliance with Lufthansa (see "Item 1 - Business"), whereby Lufthansa agreed to invest approximately $26 million in HEICO Aerospace Holdings Corp. (HEICO Aerospace) including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million to be paid to HEICO Aerospace over three years pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional Federal Aviation Administration (FAA)-approved replacement parts for jet engines. The funds received as a result of the research and development cooperation agreement reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine parts on a worldwide basis. As part of the strategic alliance, the Company sold 20% of HEICO Aerospace to Lufthansa. As of October 31, 1999, an aggregate of $4.5 million remained available under Lufthansa's commitment to reimburse research and development expenditures. In connection with subsequent acquisitions by HEICO Aerospace described below, Lufthansa invested additional amounts aggregating approximately $21 million pursuant to its option to maintain a 20% equity interest.

    In July 1998, the Company completed the acquisition of McClain for approximately $41 million in cash. The Company also acquired McClain's headquarters and manufacturing facility for $2.5 million in cash.

    In October 1998, the Company acquired ACI for cash consideration. The purchase price was not significant.

    Between December 1998 and September 1999, the Company acquired Rogers-Dierks, Radiant, Air Radio, Leader Tech, Turbine and SBIR for an aggregate purchase price of approximately $73 million.

    In connection with the Roger-Dierks acquisition, the Company committed to pay $1.1 million in deferred payments over the next two years, with additional consideration of up to $7.3 million payable in cash or shares of the Company's Class A Common Stock.

    Subject to meeting certain earnings objectives, the former shareholders of Air Radio could receive additional consideration of up to $1.25 million under the terms of the acquisition.

    Effective June 30, 1999, the Company acquired Thermal for approximately $28.9 million in cash, and assumed approximately $4 million in debt. The assumed debt was repaid by the Company at closing. Subject to meeting certain earnings objectives, one of Thermal's selling shareholders would receive additional consideration of up to $1 million over the three years following the acquisition date.

    The Company paid a 10% stock dividend in January 1997 and distributed a 3-for-2 stock split in December 1997. In April 1998, the Company paid a 50% stock distribution in shares of Class A Common Stock. All net income per share, dividends per share and common stock outstanding information has been adjusted for all years presented to give effect to the stock dividends and stock splits.

RESULTS OF OPERATIONS

    For the periods indicated, the following table sets forth net sales by operating segment and the percentage of net sales represented by the respective items in the Company's Consolidated Statements of Operations.

                                                           YEAR ENDED OCTOBER 31,
                                                   ----------------------------------------
                                                      1997          1998           1999
                                                   ---------      ---------      ----------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
Net sales
  FSG ......................................       $  41,522      $  65,412      $   94,617
  EGSG .....................................          22,152         29,939          46,652
                                                   ---------      ---------      ----------
                                                   $  63,674      $  95,351      $  141,269
                                                   =========      =========      ==========

Net sales ..................................           100.0%         100.0%          100.0%
Gross profit ...............................            32.4%          37.9%           40.7%
Selling, general and administrative expenses            18.1%          18.0%           17.5%
Operating income ...........................            14.3%          19.9%           23.2%
Interest expense ...........................             0.7%           1.0%            1.5%
Interest and other income ..................             2.7%           2.2%            0.6%
Income tax expense .........................             5.2%           7.3%            8.2%
Minority interest ..........................              --            2.7%            2.5%
Net income .................................            11.0%          11.0%           11.6%


  COMPARISON OF FISCAL 1999 TO FISCAL 1998

  NET SALES

    Net sales in fiscal 1999 totaled $141.3 million, up 48% when compared to fiscal 1998 net sales of $95.4 million.

    The increase in sales for fiscal 1999 reflects an increase of $29.2 million (a 45% increase) to $94.6 million from the Company's FSG and an increase of $16.7 million (a 56% increase) to $46.7 million in revenues from the Company's EGSG. Sales from the FSG reflect increases in sales of new products and services, including newly developed and acquired FAA-approved jet engine replacement parts, and increased demand from engine component and accessory overhaul services. The FSG sales increase also includes revenues of $11.1 million from newly acquired businesses (ACI, Air Radio and Thermal). Sales from the EGSG reflect revenues of $10.1 million from newly acquired businesses (Radiant, Leader Tech, and SBIR). The balance of the EGSG sales increase reflects internal growth, primarily attributed to sales of new products and increased market penetration.

GROSS PROFITS AND OPERATING EXPENSES

    The Company's gross profit margins averaged 40.7% for fiscal 1999 as compared to 37.9% for fiscal 1998 resulting from improved margins in both operating segments. The increase in the FSG operations was due to favorable sales price terms under certain contracts, continuing efforts to lower manufacturing costs, the reimbursement of research and development costs from Lufthansa and higher gross margins contributed by newly developed and acquired FAA-approved jet engine replacement parts as well as newly acquired businesses. Fiscal 1999 and 1998 cost of sales amounts include approximately $1.2 million and $900,000 of new product and development expenses. These amounts are net of $6.7 million and $3.5 million received from Lufthansa in 1999 and 1998, respectively. Pursuant to the research and development agreement with Lufthansa, a total of $4.5 million remained available to reimburse new product and development expenses. Accordingly, new product development expense is likely to increase by approximately $2 million in fiscal 2000. The gross margin improvement in the EGSG primarily reflects higher gross profit margins contributed by newly acquired businesses and the addition of new products with higher profit margins.

    Selling, general and administrative (SG&A) expenses were $24.7 million for fiscal 1999 and $17.1 million for fiscal 1998. The increase results from the inclusion of SG&A expenses of the newly acquired companies, including additional amortization of intangibles which totaled $3.9 million in fiscal 1999 and $.8 million in fiscal 1998, increases in both segments related to internal sales growth, partially offset by a reduction in corporate expenses due to lower executive compensation expense. As a percentage of net sales, SG&A expenses declined to 17.5% for fiscal 1999 from 18.0% for fiscal 1998 reflecting continuing efforts to control costs while increasing revenues.

OPERATING INCOME

    Operating income increased $13.8 million to $32.8 million (a 73% increase) for fiscal 1999 from $19.0 million for fiscal 1998. The increase in operating income reflects an increase of $9.0 million (a 41% increase) from $22.3 million to $31.3 million in the Company's FSG and an increase of $4.0 million (a 215% increase) from $1.9 million to $5.9 million in the Company's EGSG. The increases in operating income were due primarily to increases in sales and gross profits in the FSG and EGSG discussed above.

    As a percentage of net sales, operating income improved from 19.9% in fiscal 1998 to 23.2% in fiscal 1999 reflecting the increase in gross profit margins and the decline in SG&A expenses as a percentage of net sales discussed above. The FSG's operating income as a percentage of net sales declined slightly from 34.0% in fiscal 1998 to 33.1% in fiscal 1999 due principally to growth in the Company's repair and overhaul services, which generally have lower margins than sales of the Company's FAA-approved jet engine replacement parts. The EGSG's operating income as a percentage of net sales improved significantly from 6.3 % in fiscal 1998 to 12.7% in fiscal 1999. This improvement reflects higher operating margins contributed by newly acquired businesses and newly developed products as well as manufacturing cost improvements.

INTEREST EXPENSE

    Interest expense increased $1.2 million to $2.2 million from fiscal 1998 to fiscal 1999. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance acquisitions.

INTEREST AND OTHER INCOME

    Interest and other income decreased $1.2 million to $894,000 from fiscal 1998 to fiscal 1999 due principally to the decrease in invested funds used for acquisitions.

INCOME TAX EXPENSE

    The Company's effective tax rate increased 2.3 percentage points to 36.8% in fiscal 1999 from 34.5% in fiscal 1998, principally due to an increase in non-deductible goodwill, a decrease in tax free investments, and an increase in other miscellaneous non-deductible items. For a detailed analysis of the provision for income taxes, see Note 6 to the Consolidated Financial Statements.

MINORITY INTEREST

    Minority interest represents the 20% minority interest held by Lufthansa which increased $974,000 from fiscal 1998 to fiscal 1999 due to higher net income of the FSG.

NET INCOME

    The Company's net income totaled $16.3 million, or $.93 per diluted share, in fiscal 1999, improving 55% from net income of $10.5 million, or $.68 per diluted share, in fiscal 1998. The percentage increase in net income exceeded the earnings per share percentage increase due to an increase in common stock shares outstanding resulting from the offering of 3.0 million shares of Class A Common Stock during the second quarter of fiscal 1999.

    The improvement in net income for fiscal 1999 over fiscal 1998 is primarily attributable to the increased sales and operating income discussed above. These increases were partially offset by the aforementioned higher interest costs and increase in minority interest as well as an increase in the Company's effective tax rate.

COMPARISON OF FISCAL 1998 TO FISCAL 1997

NET SALES

    Net sales in fiscal 1998 totaled $95.4 million, up 50% when compared to fiscal 1997 net sales of $63.7 million.

    The increase in fiscal 1998 sales reflects an increase of $23.9 million (a 58% increase) to $65.4 million from the Company's FSG. This increase includes incremental sales of $12.7 million from newly acquired businesses (Northwings and ACI), with the balance reflecting increased sales of jet engine replacement parts. The net sales increase also reflects an increase of $7.8 million (a 35% increase) to $29.9 million in revenues from the Company's EGSG principally due to higher demand for the Company's Ground Support products as well as sales of new products.

GROSS PROFITS AND OPERATING EXPENSES

    The Company's gross profit margins averaged 37.9% in fiscal 1998 as compared to 32.4% in fiscal 1997. This increase reflects improvements in gross margins in both of the Company's operating segments. The improvement in gross profit margins in the FSG reflects an increase resulting from the reimbursement of research and development costs from Lufthansa and higher gross profit margins for Northwings. Fiscal 1998 and 1997 cost of sales amounts include approximately $900,000 and $3.1 million, respectively, of new product research and development expenses. The expenses for fiscal 1998 are net of $3.5 million received from Lufthansa. The improved gross margins in the EGSG resulted principally from manufacturing cost efficiencies and increased sales of products with higher profit margins.

    SG&A expenses were $17.1 million in fiscal 1998 and $11.5 million in fiscal 1997. As a percentage of net sales, SG&A expenses remained comparable at 18.0% in fiscal 1998 and 18.1% in fiscal 1997, despite higher corporate expenses and the inclusion of a full year of Northwings' SG&A expenses, reflecting continuing efforts to control costs while increasing revenues.

OPERATING INCOME

    Operating income increased $9.9 million to $19.0 million (a 108% increase) in fiscal 1998 from $9.1 million in fiscal 1997. The increase in operating income reflects an increase of $10.1 million (an 82% increase) from $12.2 million to $22.3 million in the Company's FSG and an increase of $.9 million (an 80% increase) from $1.0 million to $1.9 million in operating income from the EGSG. The improvements in operating income were due primarily to increases in sales and gross profits in the FSG and EGSG discussed above.

    As a percentage of net sales, operating income improved from 14.3% in fiscal 1997 to 19.9% in fiscal 1998 reflecting the increase in gross profit margins discussed above. The FSG's operating income as a percentage of net sales improved from 29.4% in fiscal 1997 to 34.0% in fiscal 1998 and the EGSG's operating income as a percentage of net sales improved from 4.9% in fiscal 1997 to 6.3% in fiscal 1998 due principally to the improvements in gross profit margins discussed above.

INTEREST EXPENSE

    Interest expense increased $507,000 to $984,000 from fiscal 1997 to fiscal 1998. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility, used principally to finance the Company's acquisitions.

INTEREST AND OTHER INCOME

    Interest and other income increased $340,000 to $2.1 million from fiscal 1997 to fiscal 1998 due principally to the investment of cash received from the sale of a 20% interest in the FSG to Lufthansa in October 1997.

INCOME TAX EXPENSE

    The Company's effective tax rate increased 2.3 percentage points to 34.5% in fiscal 1998 from 32.2% in fiscal 1997 due to a decrease in benefits from export sales and a reduction in tax-free investments. For a detailed analysis of the provisions for income taxes, see Note 6 to the Consolidated Financial Statements.

MINORITY INTEREST

    Minority interest in fiscal 1998 represents the previously discussed 20% minority interest held by Lufthansa.

NET INCOME

    The Company's net income totaled $10.5 million, or $.68 per diluted share in fiscal 1998, improving 50% from net income of $7.0 million, or $.49 per diluted share in fiscal 1997.

    The improvement in net income for fiscal 1998 over fiscal 1997 is primarily attributable to the increased sales volumes and improved profit margins discussed above, offset by the minority interest in earnings of the FSG as well as an increase in the Company's effective tax rate.

INFLATION

    The Company has generally experienced increases in its costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on the Company's net income has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generates cash primarily from operating activities and financing activities, including borrowings under long-term credit agreements. In 1997, the Company also generated cash from the sale of its health care operations.

    Principal uses of cash by the Company include acquisitions, payments of interest and principal on debt, capital expenditures and increases in working capital.

    The Company believes that operating cash flow and available borrowings under the Company's Credit Facility will be sufficient to fund cash requirements for the foreseeable future.

OPERATING ACTIVITIES

    Cash flow from operations was $8.0 million for fiscal 1999, principally reflecting net income of $16.3 million, adjustments for depreciation and amortization and minority interest of $6.1 million and $3.6 million, respectively, offset by an increase in net operating assets of $18.1 million. The increase in net operating assets primarily resulted from an increase in inventories to meet increased sales orders and an increase in accounts receivable resulting from extended payment terms under certain EGSG contracts.

    Cash flow from operations was $9.5 million in fiscal 1998 principally reflecting net income of $10.5 million, adjustments for depreciation and amortization and minority interest of $2.8 million and $2.6 million, respectively, offset by an increase in net operating assets of $5.0 million. This increase in net operating assets primarily resulted from the net effect of an increase in inventory and accounts receivable offset by an increase in trade payables and other current liabilities associated with higher levels of operations and deferred reimbursement of research and development costs from Lufthansa.

    Cash flow from operations was $1.7 million in fiscal 1997 principally reflecting net income of $7.0 million, an adjustment for depreciation and amortization of $1.6 million offset by an increase in net operating assets of $6.3 million. The increase in net operating assets was primarily due to increases in inventory and accounts receivable associated with higher levels of operations.

INVESTING ACTIVITIES

    The principal cash used in investing activities the last three years was cash used in acquisitions totaling $157.2 million (See Note 2 to the Consolidated Financial Statements). Capital expenditures totaled $23.9 million primarily representing the purchase of new facilities and improvements to and expansion of existing facilities. The Company also purchased short-term investments totaling approximately $6.9 million. Principal cash proceeds was $10.0 million in fiscal 1997 resulting from the sale of the Company's health care operations in fiscal 1996.

FINANCING ACTIVITIES

    The Company's principal financing activities over the last three years included net proceeds from the offering of 3.0 million shares of Class A Common Stock totaling $56.3 million and long-term debt of $127.6 million, including $120.5 million from the Company's Credit Facility used primarily to fund acquisitions. In addition, the Company received $30.2 million from Lufthansa representing minority interest investments over the last three years to purchase and maintain its 20% equity position in the FSG, $2.7 million from stock option exercises and $2.4 million in tax benefits related to stock option exercises. The Company repaid $54.5 million of the outstanding balance on its Credit Facility and $5.1 million in other long-term debt. The Company also used an aggregate of $4.7 million to repurchase common stock during fiscal 1999 and 1998.

    In July 1998, the Company entered into a $120 million revolving credit facility with a bank syndicate, which contains both revolving credit and term loan features. The credit facility may be used for working capital and general corporate needs of the Company and to finance acquisitions (generally not in excess of $25.0 million for any single acquisition nor in excess of an aggregate of $25.0 million for acquisitions during any four fiscal quarter period without the requisite approval of the bank syndicate) on a revolving basis through July 2002. The revolving credit portion may be extended by mutual consent through July 2003. Advances under the credit facility accrue interest, at the Company's option, at a premium (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) over the LIBOR rate or the higher of the prime lending rate and the Federal Funds Rate. The Company is required to maintain certain financial covenants, including minimum net worth, limitations on capital expenditures (excluding expenditures for the acquisition of businesses) and limitations on additional indebtedness. See Note 4 to the Consolidated Financial Statements for further information regarding credit facilities.

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

    As part of our compliance process we developed a contingency plan for those areas that are critical to the Company's business. These plans were designed to mitigate serious disruptions to our business flow beyond the end of 1999, and will operate independently of our external providers' Year 2000 compliance. The major drive for contingency planning was in the first half of 1999. To date, we have not encountered any significant effects related to the Year 2000 and we do not anticipate that any unforeseen Year 2000 problems will have a material effect on our results of operations or financial condition.

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

NEW ACCOUNTING STANDARDS

    Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income which encompasses net income and unrealized holding losses on investments, in the Consolidated Statements of Shareholders' Equity and Comprehensive Income. Prior years have been reclassified to conform to the SFAS 130 requirements.

    Effective November 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption of this statement did not impact the Company's consolidated financial position, results of operations or cash flows, and any effect was limited to the form and content of its disclosures. Prior years have been reclassified to conform to the SFAS 131 requirements. See Note 13 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of October 31, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on the Company's financial condition.

    The Company's outstanding debt under the revolving credit facility and industrial development revenue bonds at October 31, 1999 was $72.0 million. Interest rates on the revolving credit facility borrowings are based on LIBOR plus a variable margin. Interest rates on the industrial development revenue bonds are based on variable rates. Based on the outstanding balance, a change of 1% in interest rates would cause a change in interest expense of approximately $720,000 on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA HEICO CORPORATION AND SUBSIDIARIES

                                HEICO CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
Independent Auditors' Report..................................................................           25
Consolidated Balance Sheets at October 31, 1999 and 1998......................................           26
Consolidated Statements of Operations for the years ended October 31, 1999, 1998 and
  1997........................................................................................           28
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years
  Ended October 31, 1999, 1998 and 1997.......................................................           29
Consolidated Statements of Cash Flows for the years ended October 31, 1999, 1998 and
  1997........................................................................................           30
Notes to Consolidated Financial Statements....................................................           31


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of HEICO Corporation:

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of operations, of shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
December 21, 1999

                       HEICO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998

                                                    1999             1998
                                                ------------     ------------
                                 ASSETS
Current assets:
  Cash and cash equivalents ...............     $  6,031,000     $  8,609,000
  Short-term investments ..................               --        2,051,000
  Accounts receivable, net ................       35,326,000       19,422,000
  Inventories .............................       45,172,000       24,327,000
  Prepaid expenses and other current assets        2,527,000        1,768,000
  Deferred income taxes ...................        1,534,000        2,010,000
                                                ------------     ------------
          Total current assets ............       90,590,000       58,187,000
Property, plant and equipment, net ........       28,336,000       14,795,000
Unexpended bond proceeds ..................          280,000        2,252,000
Intangible assets, net ....................      143,557,000       53,964,000
Long-term investments .....................        3,231,000               --
Deferred income taxes .....................        1,366,000          495,000
Other assets ..............................        5,803,000        3,368,000
                                                ------------     ------------
          Total assets ....................     $273,163,000     $133,061,000
                                                ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998

                                                                                     1999               1998
                                                                                -------------      -------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ....................................     $     551,000      $     377,000
  Trade accounts payable ..................................................        11,070,000          6,158,000
  Accrued expenses and other current liabilities ..........................        15,299,000         10,401,000
  Income taxes payable ....................................................           392,000            664,000
                                                                                -------------      -------------
          Total current liabilities .......................................        27,312,000         17,600,000
Long-term debt, net of current maturities .................................        72,950,000         30,143,000
Other non-current liabilities .............................................         3,590,000          2,819,000
                                                                                -------------      -------------
          Total liabilities ...............................................       103,852,000         50,562,000
                                                                                -------------      -------------
Minority interest in consolidated subsidiary ..............................        30,022,000         14,892,000
                                                                                -------------      -------------
Commitments and contingencies (Notes 2, 5 and 15)
Shareholders' equity:
  Preferred stock, par value $.01 per share; Authorized -- 10,000,000 shares issuable in series, 200,000 designated as Series A Junior
     Participating Preferred Stock, none issued ...........................                --                 --
  Common stock, $.01 par value; Authorized -- 30,000,000 shares;
     Issued and Outstanding 8,408,821 shares in 1999 and 8,323,036 in 1998             84,000             83,000
  Class A Common stock, $.01 par value; Authorized -- 30,000,000 shares;
     Issued and Outstanding 7,334,750 shares in 1999 and 4,140,404 in 1998             73,000             41,000
  Capital in excess of par value ..........................................        91,094,000         34,474,000
  Accumulated other comprehensive loss ....................................        (2,235,000)        (1,142,000)
  Retained earnings .......................................................        52,280,000         36,649,000
                                                                                -------------      -------------
                                                                                  141,296,000         70,105,000
  Less: Note receivable from employee savings and investment plan .........        (2,007,000)        (2,498,000)
                                                                                -------------      -------------
          Total shareholders' equity ......................................       139,289,000         67,607,000
                                                                                -------------      -------------
          Total liabilities and shareholders' equity ......................     $ 273,163,000      $ 133,061,000
                                                                                =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                               1999               1998               1997
                                                          -------------      -------------      -------------
Net sales ...........................................     $ 141,269,000      $  95,351,000      $  63,674,000
                                                          -------------      -------------      -------------
Operating costs and expenses:
Cost of sales .......................................        83,737,000         59,247,000         43,045,000
Selling, general and administrative expenses ........        24,717,000         17,140,000         11,515,000
                                                          -------------      -------------      -------------

          Total operating costs and expenses ........       108,454,000         76,387,000         54,560,000
                                                          -------------      -------------      -------------
Operating income ....................................        32,815,000         18,964,000          9,114,000

Interest expense ....................................        (2,173,000)          (984,000)          (477,000)
Interest and other income ...........................           894,000          2,062,000          1,722,000
                                                          -------------      -------------      -------------
Income from continuing operations before income taxes
  and minority interest .............................        31,536,000         20,042,000         10,359,000
Income tax expense ..................................        11,606,000          6,914,000          3,340,000
                                                          -------------      -------------      -------------
Income before minority interest .....................        19,930,000         13,128,000          7,019,000
Minority interest ...................................         3,593,000          2,619,000                 --
                                                          -------------      -------------      -------------
Net income ..........................................     $  16,337,000      $  10,509,000      $   7,019,000
                                                          =============      =============      =============
Net income per share:
  Basic .............................................     $        1.10      $         .84      $         .58
                                                          =============      =============      =============
  Diluted ...........................................     $         .93      $         .68      $         .49
                                                          =============      =============      =============
Weighted average number of common shares outstanding:
  Basic .............................................        14,820,719         12,499,079         12,040,359
                                                          =============      =============      =============
  Diluted ...........................................        17,643,090         15,540,620         14,418,308
                                                          =============      =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                              ACCUMULATED
                                                      CLASS A   CAPITAL IN      OTHER
                                            COMMON    COMMON    EXCESS OF    OMPREHENSIVE    RETAINED        NOTE      COMPREHENSIVE
                                            STOCK     STOCK     PAR VALUE        LOSS        EARNINGS     RECEIVABLE      INCOME
                                           --------  --------  ------------  ------------  ------------  ------------  ------------
Balances, October 31, 1996 ...........     $ 53,000  $     --  $ 30,881,000  $         --  $ 13,893,000  $ (3,339,000)
Exercise of stock options ............        1,000        --       850,000            --            --            --
Tax benefit for stock option exercises           --        --       267,000            --            --            --
Payment on note receivable from
  employee savings and investment
  plan ...............................           --        --            --            --            --       397,000
Cash dividends ($.045 per share) .....           --        --            --            --      (548,000)           --
Stock issued in acquisition ..........        2,000        --     3,542,000            --            --            --
Excess of purchase price over book
  value on sale of minority interest .           --        --            --            --     6,427,000            --
Three-for-two Common Stock split
  distributed December 16, 1997 ......       27,000        --       (27,000)           --            --            --
Net income for the year ..............           --        --            --            --     7,019,000            --  $  7,019,000
Other ................................           --        --        20,000            --       (19,000)           --   ===========
                                           --------  --------  ------------  ------------  ------------  ------------
Balances, October 31, 1997 ...........       83,000        --    35,533,000            --    26,772,000    (2,942,000)
Distribution of one share of Class A
  Common Stock for each two shares of
  Common Stock made April 23, 1998  ..           --    42,000       (42,000)           --            --            --
Repurchase of stock ..................       (1,000)   (1,000)   (2,036,000)           --            --            --
Exercise of stock options ............        1,000        --       471,000            --            --            --
Tax benefit for stock option exercises           --        --       485,000            --            --            --
Payment on note receivable from
  employee savings and investment plan           --        --            --            --            --       444,000
Cash dividends ($.05 per share) ......           --        --            --            --      (643,000)           --
Net income for the year ..............           --        --            --            --    10,509,000            --  $ 10,509,000
Unrealized loss on investments, net of
  tax of $671,000 ....................           --        --            --    (1,142,000)           --            --    (1,142,000)
                                                                                                                       ------------
Comprehensive income .................           --        --            --            --            --            --  $  9,367,000
                                                                                                                       ============
Other ................................           --        --        63,000            --        11,000            --
                                           --------  --------  ------------  ------------  ------------  ------------
Balances, October 31, 1998 ...........       83,000    41,000    34,474,000    (1,142,000)   36,649,000    (2,498,000)
Secondary offering of Class A Common
  shares .............................           --    30,000    56,235,000            --            --            --
Repurchase of stock ..................       (1,000)       --    (2,625,000)           --            --            --
Exercise of stock options ............        2,000     2,000     1,335,000            --            --            --
Tax benefit for stock option exercises           --        --     1,610,000            --            --            --
Payment on note receivable from
  employee savings and investment plan           --        --            --            --            --       491,000
Cash dividends ($.05 per share) ......           --        --            --            --      (708,000)           --
Net income for the year ..............           --        --            --            --    16,337,000            --    16,337,000
Unrealized loss on investments, net
  of tax of $721,000 .................           --        --            --    (1,093,000)           --            --    (1,093,000)
                                                                                                                       ------------
Comprehensive income .................           --        --            --            --            --            --  $ 15,244,000
                                                                                                                       ============
Other ................................           --        --        65,000            --         2,000            --
                                           --------  --------  ------------  ------------  ------------  ------------
Balances, October 31, 1999 ...........     $ 84,000  $ 73,000  $ 91,094,000  $ (2,235,000) $ 52,280,000  $ (2,007,000)
                                           ========  ========  ============  ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                          1999               1998                1997
                                                                      -------------      -------------      -------------
Cash flows from operating activities:
Net income ......................................................     $  16,337,000      $  10,509,000      $   7,019,000
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization .................................         6,097,000          2,761,000          1,624,000
  Deferred income taxes .........................................            31,000           (342,000)          (486,000)
  Deferred financing costs ......................................                --         (1,039,000)          (144,000)
  Minority interest in consolidated subsidiary ..................         3,593,000          2,619,000                 --
  Change in assets and liabilities, net of acquisitions:
    Increase in accounts receivable .............................        (5,442,000)        (3,822,000)        (2,713,000)
    Increase in inventories .....................................       (12,209,000)        (4,642,000)        (2,912,000)
    Increase in prepaid expenses and other current assets .......          (393,000)          (182,000)          (605,000)
    Increase in unexpended bond proceeds ........................          (134,000)          (229,000)          (222,000)
    Increase (decrease) in trade payables, accrued expenses and
      other current liabilities .................................           231,000          4,653,000           (215,000)
    (Decrease) increase in income taxes payable .................          (569,000)          (961,000)           118,000
    (Decrease) increase in other non-current liabilities ........          (114,000)                --            266,000
    Other .......................................................           574,000            214,000            (14,000)
                                                                      -------------      -------------      -------------
Net cash provided by operating activities .......................         8,002,000          9,539,000          1,716,000
                                                                      -------------      -------------      -------------
Cash flows from investing activities:
Acquisitions, net of cash acquired ..............................      (104,861,000)       (45,627,000)        (6,737,000)
Net change in available-for-sale investments ....................        (2,366,000)        (3,864,000)                --
Capital expenditures ............................................       (14,217,000)        (6,171,000)        (3,551,000)
Payment received from employee savings and investment plan note
  receivable ....................................................           491,000            444,000            397,000
(Issuance) sale of note receivable ..............................           (81,000)                --         10,000,000
Other ...........................................................          (436,000)          (171,000)          (268,000)
                                                                      -------------      -------------      -------------
Net cash used in investing activities ...........................      (121,470,000)       (55,389,000)          (159,000)
                                                                      -------------      -------------      -------------
Cash flows from financing activities:
Proceeds from Class A Common Stock offering, net ................        56,265,000                 --                 --
Proceeds from the issuance of long-term debt:
  Proceeds from revolving credit facility .......................        95,500,000         25,000,000                 --
  Bond reimbursement proceeds ...................................           513,000          3,384,000          1,427,000
  Other .........................................................           836,000             95,000            845,000
Principal payments on long-term debt ............................       (53,187,000)        (5,493,000)          (926,000)
Minority interest investments ...................................        11,537,000          9,000,000          9,700,000
Proceeds from the exercise of stock options .....................         1,339,000            472,000            851,000
Tax benefit on stock option exercises ...........................         1,610,000            485,000            267,000
Repurchases of common stock .....................................        (2,626,000)        (2,038,000)                --
Cash dividends paid .............................................          (708,000)          (643,000)          (548,000)
Other ...........................................................          (189,000)            (2,000)             1,000
                                                                      -------------      -------------      -------------
Net cash provided by financing activities .......................       110,890,000         30,260,000         11,617,000
                                                                      -------------      -------------      -------------
Net (decrease) increase in cash and cash equivalents ............        (2,578,000)       (15,590,000)        13,174,000
Cash and cash equivalents at beginning of year ..................         8,609,000         24,199,000         11,025,000
                                                                      -------------      -------------      -------------
Cash and cash equivalents at end of year ........................     $   6,031,000      $   8,609,000      $  24,199,000
                                                                      =============      =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace) and HEICO Aviation Products Corp. (HEICO Aviation) and their subsidiaries (collectively, the Company), is principally engaged in the design, manufacture and sale of aerospace related products and services throughout the United States and internationally. HEICO Aerospace's subsidiaries include HEICO Aerospace Corporation, Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), Aircraft Technology, Inc. (Aircraft Technology), Northwings Accessories Corporation (Northwings), McClain International, Inc. (McClain), Associated Composite, Inc. (ACI), Rogers-Dierks, Inc. (Rogers-Dierks) acquired December 1998, Air Radio & Instruments Corp. (Air Radio) acquired May 1999, Turbine Kinetics, Inc. and AeroKinetics, Inc. (together Turbine) acquired June 1999, Thermal Structures, Inc. and its Quality Honeycomb, Inc. affiliate (together Thermal) acquired effective June 1999. HEICO Aviation's subsidiaries include Trilectron Industries, Inc. (Trilectron), Radiant Power Corp (Radiant Power) acquired January 1999, Leader Tech, Inc. (Leader Tech) acquired May 1999 and Santa Barbara Infrared, Inc. (SBIR) acquired September 1999. For further detail of acquired subsidiaries discussed above, see
Note 2. The Company's customer base is primarily the commercial airline and defense industries. As of October 31, 1999, the Company's principal operations are located in Atlanta, Georgia; Anacortes, Washington; Glastonbury, Connecticut; Corona and Santa Barbara, California; and Hollywood, Miami, Tampa and Palmetto, Florida.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, of which a 20% interest was sold to Lufthansa Technik AG (Lufthansa) in October 1997 (see Note 2). All significant intercompany balances and transactions are eliminated.

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

RECLASSIFICATIONS

    Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

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

     Buildings and components..................................    7 to 55 years
     Building and leasehold improvements.......................    3 to 15 years
     Machinery and equipment...................................    3 to 20 years

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

    Excess of cost over the fair market value of net
      assets acquired..........................................   20 to 40 years
    Deferred charges...........................................    3 to 20 years

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

    Short and long-term investments are stated at fair value based on quoted market prices.

REVENUE RECOGNITION

    Revenue is recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated are recognized on the percentage of completion method, measured by the cost-to-cost method. For contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer.

INCOME TAXES

    Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from such items recognized for income tax purposes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

NET INCOME PER SHARE

    Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares outstanding during the period plus potentially dilutive common shares arising from the assumed exercise of stock options, if dilutive. The dilutive impact of potentially dilutive common shares is determined by applying the treasury stock method. Per share information for fiscal 1997 has been restated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

STOCK BASED COMPENSATION

    The Company measures compensation cost for stock options using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue using the accounting methods prescribed by APB No. 25 and to provide in Note 10 the pro forma disclosures required by SFAS No. 123.

CONTINGENCIES

    Losses for contingencies such as product warranties, litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

NEW ACCOUNTING STANDARDS

    Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income which encompasses net income and unrealized holding losses on investments, in the Consolidated Statements of Shareholders' Equity and Comprehensive Income. Prior years have been reclassified to conform to the SFAS 130 requirements.

    Effective November 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption of this statement did not impact the Company's consolidated financial position, results of operations or cash flows, and any effect was limited to the form and content of its disclosures. Prior years have been reclassified to conform to the SFAS 131 requirements (Note 13).

2. STRATEGIC ALLIANCE AND ACQUISITIONS

STRATEGIC ALLIANCE AND SALE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

    In October 1997, the Company entered into a strategic alliance with Lufthansa, the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa agreed to invest approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million to be paid to HEICO Aerospace over three years pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional Federal Aviation Administration (FAA)-approved replacement parts for jet engines. The funds received as a result of the research and development cooperation agreement reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine parts on a worldwide basis.

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

    In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa invested additional amounts aggregating $20.7 million pursuant to its option to maintain a 20% equity interest as described below.

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

    On July 31, 1998, the Company, through a subsidiary, acquired all of the outstanding capital stock of McClain. In consideration of this acquisition, the Company paid approximately $41 million in cash. The Company also purchased from one of McClain's selling shareholders, McClain's headquarters and manufacturing facility for $2.5 million in cash. McClain designs, manufactures and overhauls FAA-approved aircraft jet engine replacement components. The source of the purchase price was $10 million from available funds, $9 million from an additional minority interest investment by Lufthansa and $25 million from proceeds of the Company's Credit Facility (Note 4).

    On October 19, 1998, the Company, through a subsidiary, acquired all of the outstanding capital stock of ACI for cash. The purchase price was not significant. ACI is an FAA-licensed repair and overhaul company.

    Between December 1998 and September 1999, the Company acquired substantially all of the assets of Rogers-Dierks, Radiant, Turbine and all of the outstanding capital stock of Air Radio, Leader Tech and SBIR for an aggregate purchase price of approximately $72.6 million. Rogers-Dierks, Turbine and Air Radio were acquired through HEICO Aerospace. Radiant, Leader Tech, and SBIR were acquired through HEICO Aviation. The source of the purchase price for these acquisitions was proceeds from the Company's Credit Facility, excluding Air Radio and Turbine, which were funded primarily from the proceeds of the Company's public offering discussed in Note 9.

Subsequent to the closings of the HEICO Aerospace transactions, Lufthansa made additional investments of approximately $5.0 million in HEICO Aerospace pursuant to Lufthansa's option to maintain its 20 percent equity interest in HEICO Aerospace.

    In connection with the Roger-Dierks acquisition, the Company committed to pay $1.1 million in deferred payments over the next two years. Subject to meeting certain earnings objectives, the former shareholders' of Rogers-Dierks could receive additional consideration of up to $7.3 million payable in cash or shares of the Company's Class A Common Stock. Rogers-Dierks formerly designed and manufactured FAA-approved, factory-new jet engine replacement parts for sale to commercial airlines. The Company has continued to use the acquired assets for the same purposes as formerly used by Rogers-Dierks.

    The Radiant Power product line includes back-up power supplies and battery packs for a variety of aircraft applications.

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

    Leader Tech manufactures electromagnetic and radio frequency shielding for circuit boards primarily utilized in telecommunications, computer, aerospace and microwave applications.

    SBIR is an international designer and manufacturer of aerospace and defense infrared simulation and ground test equipment.

    Effective June 30, 1999, the Company, through HEICO Aerospace, acquired all of the outstanding capital stock of Thermal Structures, Inc. and its Quality Honeycomb, Inc. affiliate (together "Thermal"). Thermal manufactures thermal insulation products and related components primarily for aerospace and defense applications. In consideration of this acquisition, the Company paid approximately $28.9 million in cash, and assumed approximately $4 million in debt. The assumed debt was repaid by the Company at closing. Subject to meeting certain earnings objectives, one of Thermal's selling shareholders would receive additional consideration of up to $1 million over the three years following the acquisition date. The source of the purchase price was proceeds from the Company's Credit Facility. Subsequent to the closing of the transaction, Lufthansa made an additional investment of $6.7 million in HEICO Aerospace pursuant to Lufthansa's option to maintain its 20% equity interest in HEICO Aerospace.

    All of the acquisitions described above were accounted for using the purchase method of accounting and the results of each company were included in the Company's results from their effective dates. The costs of each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as determined by management. The excess of the purchase prices over the fair value of the identifiable net assets acquired aggregated approximately $92.6 million, $40.5 million, and $8.6 million in fiscal 1999, 1998, and 1997, respectively, and are being amortized over a range of 20 to 30 years using the straight-line method.

    In June 1999, the Company, through its newly formed subsidiary, Trilectron Europe, LTD, acquired 40% of the outstanding capital stock of R.H. Phillips and Sons Engineers. LTD (Phillips) along with the exclusive worldwide rights to certain Phillips' products. The Company accounts for this investment under the equity method. The purchase price of this transaction was insignificant.

    The following table presents unaudited pro forma consolidated operating results as if the Company's acquisitions of McClain and Thermal, acquired July 31, 1998, and June 30, 1999, respectively, had been consummated as of November 1, 1997. The acquisition of Rogers-Dierks, Radiant, Air Radio, Leader Tech, Turbine and SBIR have not been considered in the unaudited proforma results below as such acquisitions were insignificant to the Company's consolidated financial statements. The unaudited pro forma results include adjustments to historical amounts including additional amortization of the excess of costs over the fair value of net assets acquired, increased interest on borrowings to finance the acquisitions, discontinuance of certain compensation previously paid by the acquired companies to their shareholders, reduced investment income on available funds used to finance the acquisitions, and the incremental minority interest of Lufthansa in the net income of the acquired companies. The pro forma consolidated operating results do not purport to present actual operating results had the acquisition been made at the beginning of fiscal 1998, or the results which may occur in the future.

                                                      (Unaudited)
                                                Year Ended October 31,
                                                 1999             1998
                                            -------------    -------------
                  Net sales                 $ 152,732,000    $ 124,617,000
                  Net income                $  16,450,000    $  12,243,000
                  Net income per share:
                       Basic                $        1.11    $         .98
                       Diluted              $         .93    $         .79

3. INVESTMENTS

    Long-term and short-term investments consist of equity securities with an aggregate cost of $6,858,000 and $3,864,000 as of October 31, 1999 and 1998, respectively. These investments are classified as available-for-sale and stated at a fair value of $3,231,000 and $2,051,000 as of October 31, 1999 and 1998,
respectively. The gross unrealized losses were $3,627,000 and $1,813,000 as of October 31, 1999 and 1998, respectively. There were no investments during the year ended October 31, 1997. Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income (loss). Gross realized gains on sales of securities classified as available-for-sale, using the average cost method, were $0 and $288,000 for fiscal 1999 and 1998, respectively. There were no realized losses during these periods. The investments were reclassified to non-current in fiscal 1999 to correspond with management's intentions to hold the investments a minimum of one year.

4. CREDIT FACILITIES AND LONG-TERM DEBT

    Long-term debt consists of:

                                                                           OCTOBER 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Borrowings under revolving credit facility .................     $ 66,000,000      $ 20,000,000
Industrial Development Revenue Bonds -- Series 1997A .......        3,000,000         3,000,000
Industrial Development Revenue Bonds -- Series 1997C .......          995,000           995,000
Industrial Development Revenue Bonds -- Series 1996 ........               --         3,500,000
Industrial Development Revenue Refunding Bonds -- Series 1988       1,980,000         1,980,000
Equipment loans ............................................        1,526,000         1,045,000
                                                                 ------------      ------------
                                                                   73,501,000        30,520,000
Less current maturities ....................................         (551,000)         (377,000)
                                                                 ------------      ------------
                                                                 $ 72,950,000      $ 30,143,000
                                                                 ============      ============

    The amount of long-term debt maturing in each of the next five years is $551,000 in fiscal 2000, $413,000 in fiscal 2001, $5,769,000 in fiscal 2002,
$22,195,000 in 2003, $22,098,000 in fiscal 2004 and $22,475,000 thereafter. The amount of long-term debt maturing in each of the next five years assumes the outstanding borrowings under the revolving credit facility of $66,000,000 will be converted to term loans in July 2002 and amortized over a three year period in accordance with the terms of the facility.

REVOLVING CREDIT FACILITY

    In July 1998, the Company entered into a $120 million credit facility (Credit Facility) with a bank syndicate replacing its $7 million credit facility. Funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2002. The Credit Facility may be extended by mutual consent through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a five year period, with a maximum Credit Facility term of seven years. Outstanding borrowings bear interest at the Company's choice of prime rate or London Interbank Offering Rates (LIBOR) plus applicable margins. The applicable margins range from .00% to .50% for prime rate borrowings and from .75% to 2.00% for LIBOR based borrowings depending on the leverage ratio of the Company. A fee of .20% to .40% is charged on the amount of the unused commitment depending on the leverage ratio of the Company. The Credit Facility is secured by all the assets, excluding real estate, of the Company and its subsidiaries and contains covenants which, among other things, requires the maintenance of certain working capital, leverage and debt service ratios as well as minimum net worth requirements. At October 31, 1999, the Company had a total of $66 million borrowed under the Credit Facility at a weighted average interest rate of 6.42%, which was borrowed to partially fund acquisitions (Note 2).

INDUSTRIAL DEVELOPMENT REVENUE BONDS

    The industrial development revenue bonds represent bonds issued by Manatee County, Florida in 1997 (the 1997 bonds), and bonds issued by Broward County, Florida in 1996 (the 1996 bonds) and in 1988 (the 1988 bonds).

    Series 1997A and 1997B bonds were issued in March 1997 in the amounts of $3,000,000 and $1,000,000, respectively, for the purpose of constructing and purchasing equipment for a new facility in Palmetto, Florida. In November 1997, the Series 1997B bonds were refinanced by the issuance of Series 1997C bonds. As of October 31, 1999 and 1998, the Company had been reimbursed $513,000 and $3,384,000 for such expenditures, and the balance of the unexpended bond proceeds of $280,000 and $785,000, respectively, including investment earnings, was held by the trustee and is available for future qualified expenditures. The Series 1997A and 1997C bonds bear interest at variable rates calculated weekly (3.80% and 3.25% at October 31, 1999 and 1998, respectively). The 1997A and 1997C bonds are due March 2017 and are secured by a letter of credit expiring in March 2004 and a mortgage on the related properties pledged as collateral. The letter of credit requires annual sinking fund payments of $200,000 beginning in March 1998.

    In September 1999, the Company redeemed its Series 1996 bonds using the related unexpended bond proceeds of approximately $1.5 million and proceeds of a $2.0 million additional minority interest investment by Lufthansa (Note 2). The Series 1996 bonds interest rates were 3.45% and 3.20% at September 1, 1999 and October 31,1998, respectively.

    The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (3.40% and 3.05% at October 31, 1999 and 1998, respectively). The 1988 bonds are secured by a letter of credit expiring in February 2004, a bond sinking fund ($8,250 payable monthly) and a mortgage on the related properties pledged as collateral.

EQUIPMENT LOAN FACILITY

    In March 1994, a bank committed to advance up to $2,000,000 through August 2000, as amended, for the purpose of purchasing equipment to be used in the Company's operations. Each term loan is limited to 80% of the purchase price of the related equipment and is repayable up to a maximum of 60 months with interest at a rate equal to prime rate (as defined). The term loans are secured by collateral representing the related purchased equipment. Equipment loans beared interest at rates ranging from 8.5% to 9.0% at October 31, 1999 and 1998.

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

    Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows:

    Year ending October 31,
    2000.........................................................   $ 1,482,000
    2001.........................................................     1,257,000
    2002.........................................................       900,000
    2003.........................................................       782,000
    2004.........................................................       475,000
    After 2004...................................................       158,000
                                                                    -----------
    Total minimum lease commitments..............................   $ 5,054,000
                                                                    ===========

    Total rent expense charged to operations for operating leases in fiscal 1999, fiscal 1998 and fiscal 1997 amounted to $976,000, $319,000 and $240,000, respectively.

6. INCOME TAXES

    The provision for income taxes on income from operations for each of the three years ended October 31, was as follows:

                                 1999            1998             1997
                             -----------     -----------      -----------
Current:
  Federal ..............     $10,540,000     $ 6,687,000      $ 3,468,000
  State ................       1,035,000         569,000          358,000
                             -----------     -----------      -----------
                              11,575,000       7,256,000        3,826,000
Deferred ...............          31,000        (342,000)        (486,000)
                             -----------     -----------      -----------
Total income tax expense     $11,606,000     $ 6,914,000      $ 3,340,000
                             ===========     ===========      ===========

    A deferred tax benefit of $721,000 and $671,000, relating to gross unrealized losses on available-for-sale equity securities, was recorded as an adjustment to shareholders' equity in fiscal 1999 and 1998, respectively.

    In connection with its acquisitions during fiscal 1999, the Company assumed net deferred tax liabilities of $295,000.

The following table reconciles the federal statutory tax rate to the Company's effective tax rate from operations:

                                                                 1999         1998         1997
                                                                ------       ------       ------
Federal statutory tax rate ..............................         35.0%        35.0%        34.0%
State taxes, less applicable federal income tax reduction          2.1          2.1          1.9
Tax benefits on export sales ............................         (2.0)        (2.1)        (3.6)
Tax benefits from tax free investments ..................           --          (.2)        (1.0)
Nondeductible amortization of intangible assets .........          1.3           .8           .5
Other, net ..............................................           .4         (1.1)          .4
                                                                ------       ------       ------
          Effective tax rate ............................         36.8%        34.5%        32.2%
                                                                ======       ======       ======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 1999, 1998 and 1997 are as follows:

                                                                         OCTOBER 31,
                                                        ---------------------------------------------
                                                           1999             1998             1997
                                                        -----------      -----------      -----------
Deferred tax assets:
Inventory .........................................     $   924,000      $   486,000      $   571,000
Bad debt allowances ...............................         271,000          119,000          124,000
Deferred compensation liability ...................         809,000          586,000          445,000
Vacation accruals .................................         257,000          222,000          121,000
Customer rebates and credits ......................         142,000          511,000          169,000
Retirement plan liability .........................         212,000          183,000          156,000
Warranty accruals .................................         210,000          243,000          256,000
Unrealized loss on short-term investments .........       1,392,000          671,000               --
Other .............................................         102,000               --          113,000
                                                        -----------      -----------      -----------
          Total deferred tax assets ...............       4,319,000        3,021,000        1,955,000
                                                        -----------      -----------      -----------
Deferred tax liabilities:
Accelerated depreciation ..........................         396,000          259,000          436,000
Intangible asset amortization .....................         857,000          176,000           22,000
Other .............................................         166,000           81,000            5,000
                                                        -----------      -----------      -----------
          Total deferred tax liabilities ..........       1,419,000          516,000          463,000
                                                        -----------      -----------      -----------
          Net deferred tax asset ..................       2,900,000        2,505,000        1,492,000
          Less current portion
                                                         (1,534,000)      (2,010,000)      (1,098,000)
                                                        -----------      -----------      -----------
          Net deferred tax asset, long-term portion     $ 1,366,000      $   495,000      $   394,000
                                                        ===========      ===========      ===========

7. STOCK DIVIDENDS AND SPLITS

    In December 1996, the Company's Board of Directors declared a 10% stock dividend that was paid in January 1997. The dividend was valued based on the closing market prices of the Company's stock as of the declaration date. In November 1997, the Company's Board of Directors declared a three-for-two stock split that was distributed in December 1997. In March 1998, the Company's Board of Directors declared a stock distribution payable of one share of newly-authorized Class A Common Stock to each shareholder of Common Stock for each two shares of Common Stock held. The Class A Common Stock distribution was made on April 23, 1998 to shareholders of record on April 9, 1998. All income per share, dividend per share, stock options and common shares outstanding information has been retroactively restated to reflect these stock dividends and splits.

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

9. COMMON STOCK AND CLASS A COMMON STOCK

    In February and March 1999, the Company completed, through a public offering, the issuance of an aggregate of 2,994,050 shares of Class A Common Stock, including over-allotment options granted to the underwriters. The net proceeds of the offering to the Company were $56.3 million. A portion of the proceeds of the offering were used to repay the outstanding balance under the Company's Credit Facility and to acquire Air Radio and Turbine (Note 2). The remaining proceeds were used for working capital and general corporate purposes.

    In accordance with the Company's share repurchase program, 96,300 and 29,600 shares of Common Stock and Class A Common Stock, respectively, were repurchased in fiscal 1999 at a total cost of approximately $2.6 million. In fiscal 1998, 58,300 and 75,400 shares of Common Stock and Class A Common Stock, respectively, were repurchased at a total cost of approximately $2.0 million.

    Each share of Common Stock is entitled to one vote per share. Each share of Class A Common Stock is entitled to a 1/10 vote per share. Holders of the Company's Common Stock and Class A Common Stock are entitled to receive when, as and if declared by the Board of Directors, dividends and other distributions payable in cash, property, stock, or otherwise. In the event of liquidation, after payment of debts and other liabilities of the Company, and after making provision for the holders of preferred stock, if any, the remaining assets of the Company will be distributable ratably among the holders of all classes of common stock.

10. STOCK OPTIONS

    The Company currently has two stock option plans, the 1993 Stock Option Plan (1993 Plan) and the Non-Qualified Stock Option Plan (NQSOP). In March 1999, 1998 and 1997, shareholders of the Company approved increases in the number of shares issuable pursuant to the 1993 Plan by 600,000, 586,865 and 596,421, respectively. In September 1999, the Board of Directors reserved 379,250 shares of Class A Common Stock for the issuance of non-qualified stock options in conjunction with the employment of the former shareholders of SBIR. A total of 3,024,287 Common and 1,929,816 Class A Common shares of the Company's stock are reserved for issuance to directors, officers and key employees as of October 31, 1999. Options issued under the 1993 Plan may be designated incentive stock options (ISO) or non-qualified stock options (NQSO). ISOs are granted at not less than 100% of the fair market value at the date of grant (110% thereof in certain cases) and are exercisable in percentages specified at date of grant over a period up to ten years. Only employees are eligible to receive ISOs. NQSOs may be granted at less than fair market value and may be immediately exercisable. Options granted under the NQSOP may be granted to directors, officers and employees at no less than the fair market value at the date of grant and are generally exercisable in four equal annual installments commencing one year from date of grant.

    All stock option share and price per share information has been retroactively restated for stock dividends and splits.

    Information concerning all of the stock option transactions for the three years ended October 31, 1999 is as follows:

                                                                           SHARES UNDER OPTION
                                                       SHARES        --------------------------------
                                                     AVAILABLE                            PRICE
                                                     FOR OPTION        SHARES           PER SHARE
                                                     ----------      ----------      ----------------
Outstanding, October 31, 1996 ..................        281,771       3,396,057      $1.46 --   $7.39
Additional shares approved for 1993
  Stock Option Plan ............................        596,421              --                    --
Granted ........................................       (814,500)        814,500      $6.22 --  $12.36
Cancelled ......................................          5,208         (87,991)     $2.65 --  $10.89
Exercised ......................................             --        (208,377)     $1.95 --   $7.39
                                                     ----------      ----------      ----------------
Outstanding, October 31, 1997 ..................         68,900       3,914,189      $1.46 --  $12.36
Additional shares approved for 1993
  Stock Option Plan ............................        586,865              --                    --
Granted ........................................       (429,002)        429,002      $9.92 --  $30.63
Cancelled ......................................          2,382         (21,521)     $9.83 --  $16.33
Exercised ......................................             --        (153,945)     $1.95 --  $16.33
                                                     ----------      ----------      ----------------
Outstanding, October 31, 1998 ..................        229,145       4,167,725      $1.46 --  $30.63
Additional shares approved for 1993
  Stock Option Plan ............................        600,000              --                    --
Shares approved for grant to former shareholders
 of SBIR .......................................        379,250              --                    --
Granted ........................................       (890,100)        890,100      $20.22 -- $25.94
Cancelled ......................................         26,346         (26,721)     $1.95 --  $29.17
Exercised ......................................             --        (421,642)     $1.95 --  $11.67
                                                     ----------      ----------      ----------------
Outstanding, October 31, 1999 ..................        344,641       4,609,462      $1.46 --  $30.63
                                                     ==========      ==========

    Summary of shares available for option and shares under option by class of common stock is as follows:

                                                    SHARES UNDER OPTION
                                    SHARES      -----------------------------
                                   AVAILABLE                       PRICE
                                  FOR OPTION      SHARES         PER SHARE
                                    -------     ---------     ---------------
Common Stock ................        41,190     2,765,932     $1.46 -- $30.63
Class A Common Stock ........       187,955     1,401,793     $1.46 -- $29.17
                                    -------     ---------
Outstanding, October 31, 1998       229,145     4,167,725
                                    =======     =========

Common Stock ................       175,403     2,848,884     $1.46 -- $30.63
Class A Common Stock ........       169,238     1,760,578     $1.46 -- $29.17
                                    -------     ---------
Outstanding, October 31, 1999       344,641     4,609,462
                                    =======     =========

    Information concerning stock options outstanding and exercisable by class of common stock as of October 31, 1999 is as follows:

                                  COMMON STOCK

                                            WEIGHTED            WEIGHTED AVERAGE                              WEIGHTED
    RANGE OF              OPTIONS            AVERAGE               REMAINING             OPTIONS               AVERAGE
 EXERCISE PRICES        OUTSTANDING      EXERCISE PRICE     CONTRACTUAL LIFE (YEARS)   EXERCISABLE         EXERCISE PRICE
----------------       ------------      --------------     ------------------------  ------------         --------------
 $ 1.46 - $ 3.33         1,314,691            $ 2.24                2.6                  1,309,563              $ 2.24
 $ 3.34 - $ 7.33           451,178              4.53                5.2                    395,975                4.48
 $ 7.34 - $12.36           534,465              9.93                7.4                    350,304                9.85
 $12.37 - $30.63           548,550             28.01                9.0                     54,150               30.17
                         ---------            ------                ---                  ---------              ------
                         2,848,884            $ 9.01                5.2                  2,109,992              $ 4.64
                         =========            ======                ===                  =========              ======

                              CLASS A COMMON STOCK

                                            WEIGHTED             WEIGHTED AVERAGE                              WEIGHTED
    RANGE OF              OPTIONS            AVERAGE                REMAINING             OPTIONS               AVERAGE
 EXERCISE PRICES        OUTSTANDING      EXERCISE PRICE      CONTRACTUAL LIFE (YEARS)   EXERCISABLE         EXERCISE PRICE
----------------       ------------      --------------      ------------------------  ------------         --------------
 $ 1.46 - $ 3.33          544,201             $ 2.20                 2.8                   541,637               $ 2.20
 $ 3.34 - $ 7.33          216,284               4.50                 5.1                   188,678                 4.45
 $ 7.34 - $12.36          241,916              10.01                 7.4                   149,879                 9.96
 $12.37 - $29.17          758,177              22.76                 9.5                   430,073                21.26
                        ---------             ------                 ---                 ---------               ------
                        1,760,578             $12.41                 6.6                 1,310,267               $ 9.67
                        =========             ======                 ===                 =========               ======

    Information concerning stock options outstanding and exercisable by class of Common Stock as of October 31, 1998, is as follows:

                                  COMMON STOCK

                                            WEIGHTED             WEIGHTED AVERAGE                            WEIGHTED
    RANGE OF              OPTIONS            AVERAGE                REMAINING             OPTIONS             AVERAGE
 EXERCISE PRICES        OUTSTANDING      EXERCISE PRICE      CONTRACTUAL LIFE (YEARS)   EXERCISABLE       EXERCISE PRICE
----------------       ------------      --------------      ------------------------  ------------       --------------
$ 1.46 - $ 3.33         1,423,362            $ 2.23                  3.5                 1,407,013             $ 2.23
$ 3.34 - $ 7.33           502,895              4.47                  5.8                   405,425               4.41
$ 7.34 - $12.36           566,925              9.96                  8.4                   303,754               9.87
$12.37 - $30.63           272,750             30.16                  9.6                        --                 --
                        ---------            ------                  ---                 ---------             ------
                        2,765,932            $ 6.98                  5.5                 2,116,192             $ 3.74
                        =========            ======                  ===                 =========             ======

                              CLASS A COMMON STOCK

                                            WEIGHTED             WEIGHTED AVERAGE                           WEIGHTED
    RANGE OF              OPTIONS            AVERAGE                REMAINING             OPTIONS            AVERAGE
 EXERCISE PRICES        OUTSTANDING      EXERCISE PRICE      CONTRACTUAL LIFE (YEARS)   EXERCISABLE      EXERCISE PRICE
----------------       ------------      --------------      ------------------------  ------------      --------------
$ 1.46 - $ 3.33           711,533            $ 2.23                    3.3                703,348            $ 2.23
$ 3.34 - $ 7.33           251,592              4.47                    5.6                202,846              4.41
$ 7.34 - $12.36           283,541              9.96                    8.4                151,997              9.87
$12.37 - $29.17           155,127             27.30                    9.6                 25,000             27.50
                        ---------            ------                    ---              ---------            ------
                        1,401,793            $ 6.97                    5.4              1,083,191            $ 4.29
                        =========            ======                    ===              =========            ======

    Information concerning stock options outstanding and exercisable as of October 31, 1997, all of which related to Common Stock, is as follows:

                                              WEIGHTED            WEIGHTED AVERAGE                            WEIGHTED
    RANGE OF               OPTIONS             AVERAGE               REMAINING             OPTIONS             AVERAGE
 EXERCISE PRICES         OUTSTANDING       EXERCISE PRICE     CONTRACTUAL LIFE (YEARS)   EXERCISABLE       EXERCISE PRICE
----------------        ------------       --------------     ------------------------  ------------       --------------
$ 1.46 - $ 3.33          2,299,653             $ 2.25                   3.9              2,248,029             $ 2.25
$ 3.34 - $ 7.33            755,486               4.47                   6.3                546,770               4.39
$ 7.34 - $12.36            859,050               9.97                   9.4                355,072               9.87
                         ---------             ------                   ---              ---------             ------
                         3,914,189             $ 4.37                   5.6              3,149,871             $ 3.48
                         =========             ======                   ===              =========             ======

    If there were a change in control of the Company, options for an additional 738,892 shares of Common Stock and 450,311 shares of Class A Common Stock would become immediately exercisable.

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for those options granted below the fair market value of the stock on the date of grant. Had the fair value of all grants under these plans been recognized as compensation expense over the vesting period of the grants, consistent with SFAS No. 123, the Company's net income would have been $10,665,988 ($.72 and $.60 basic and diluted net income per share, respectively) for fiscal 1999, $8,913,000 ($.71 and $.57 basic and diluted net income per share, respectively) for fiscal 1998, and $4,805,000 ($.40 and $.33 basic and diluted net income per share, respectively) for fiscal 1997.

    The estimated weighted average fair value of options granted was $18.10 per share for Common Stock and $14.26 per share for Class A Common Stock in fiscal 1999, $22.85 per share for Common Stock and $20.55 per share for Class A Common Stock in fiscal 1998 and $7.73 per share, all of which was Common Stock, in fiscal 1997.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                           1999                      1998              1997
                                                           ----                      ----              ----
                                                                 CLASS A                   CLASS A
                                                    COMMON       COMMON       COMMON       COMMON     COMMON
                                                    STOCK        STOCK        STOCK        STOCK      STOCK
                                                    ------       ------       ------       ------     ------
Volatility ...............................          59.42%       56.74%       59.69%       58.55%     66.21%
Risk free interest rate (weighted average)           5.21%        5.17%        4.94%        5.44%      6.35%
Dividend yield (weighted average) ........          .0019%       .0021%       .0017%       .0019%       .67%
Expected life (years) ....................              8            8           10           10         10


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

    In September 1992, the Company sold 987,699 shares of the Company's Common Stock and 493,850 shares of Class A Common Stock to the Plan for an aggregate price of $4,122,000 entirely financed through a promissory note with the Company. The promissory note is payable in nine equal annual installments, inclusive of principal and interest at the rate of 8% per annum, of $655,000 each and a final installment of $640,000 in September 2002 and is prepayable in full or in part without penalty at any time.

    Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on number of years of service. Contributions to the Plan charged to income for fiscal 1999, 1998 and 1997 totaled $503,000, $452,000, and $498,000, respectively, net of interest income earned on the note received from the Plan of $202,000 in fiscal 1999, $182,000 in fiscal 1998 and $267,000 in fiscal 1997.

    In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 1999 and 1998 are not material to the financial position of the Company. During fiscal 1999, 1998 and 1997, $67,000, $80,000, and $76,000 respectively, was expensed for this plan.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                             FIRST          SECOND           THIRD          FOURTH
                            QUARTER         QUARTER         QUARTER         QUARTER
                          -----------     -----------     -----------     -----------
Net sales:
  1999 ..............     $28,211,000     $32,731,000     $35,593,000     $44,734,000
  1998 ..............      19,783,000      22,673,000      24,062,000      28,833,000
  1997 ..............      14,267,000      13,552,000      16,716,000      19,139,000
Gross profit:
  1999 ..............     $11,683,000     $13,429,000     $14,479,000     $17,941,000
  1998 ..............       7,304,000       8,156,000       8,808,000      11,836,000
  1997 ..............       4,741,000       4,536,000       4,869,000       6,483,000
Net income:
  1999 ..............     $ 3,203,000     $ 4,090,000     $ 4,351,000     $ 4,693,000
  1998 ..............       2,282,000       2,451,000       2,613,000       3,163,000
  1997 ..............       1,594,000       1,640,000       1,712,000       2,073,000
Net income per share:
Basic
  1999 ..............     $       .26     $       .27     $       .28     $       .30
  1998 ..............             .18             .20             .21             .25
  1997 ..............             .13             .14             .14             .17
Diluted
  1999 ..............     $       .21     $       .23     $       .24     $       .26
  1998 ..............             .15             .16             .17             .21
  1997 ..............             .11             .11             .12             .14


    Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year does not equal the sum of the four individual quarters.

13. OPERATING SEGMENTS

    The Company has two operating segments: the Flight Support Group (FSG) which represents HEICO Aerospace and its subsidiaries and the Electronics & Ground Support Group (EGSG) which represents HEICO Aviation and its subsidiaries. The FSG designs and manufactures jet engine replacement parts, provides FAA-authorized repair and overhaul services and provides subcontracting services to OEMs in the aerospace industry. The EGSG designs and manufactures commercial and military electronics and ground support equipment, back-up power supplies, circuit board shielding and infrared simulation and ground test equipment primarily for the aerospace industry.

    The Company's reportable business divisions offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology and service requirements.

SEGMENT PROFIT OR LOSS

    The accounting policies for segments are the same as those described in the summary of significant accounting policies (Note 1). Management evaluates segment performance based on segment operating income.

                                                    SEGMENTS
                                         -----------------------------
                                                                               OTHER,
                                                                             PRIMARILY       CONSOLIDATED
                                              FSG              EGSG          CORPORATE           TOTALS
                                         ------------     ------------     ------------      ------------
FOR THE YEAR ENDED OCTOBER 31, 1999:
Net sales ..........................     $ 94,617,000     $ 46,652,000     $         --      $141,269,000
Depreciation and amortization ......        4,727,000        1,172,000          198,000         6,097,000
Operating income ...................       31,338,000        5,937,000       (4,460,000)       32,815,000
Total assets .......................      173,635,000       89,486,000       10,042,000       273,163,000
Capital expenditures ...............       13,359,000          835,000           23,000        14,217,000
FOR THE YEAR ENDED OCTOBER 31, 1998:
Net sales ..........................     $ 65,412,000     $ 29,939,000     $         --      $ 95,351,000
Depreciation and amortization ......        2,353,000          325,000           83,000         2,761,000
Operating income ...................       22,263,000        1,882,000       (5,181,000)       18,964,000
Total assets .......................      100,835,000       24,354,000        7,872,000       133,061,000
Capital expenditures ...............        1,192,000        4,920,000           59,000         6,171,000
FOR THE YEAR ENDED OCTOBER 31, 1997:
Net sales ..........................     $ 41,522,000     $ 22,152,000     $         --      $ 63,674,000
Depreciation and amortization ......        1,347,000          230,000           47,000         1,624,000
Operating income ...................       12,205,000        1,049,000       (4,140,000)        9,114,000
Total assets .......................       41,713,000       19,068,000       27,395,000        88,176,000
Capital expenditures ...............        2,951,000          589,000           11,000         3,551,000


MAJOR CUSTOMER AND GEOGRAPHIC INFORMATION

    No one customer accounted for 10 percent or more of the Company's consolidated net sales during the last three fiscal years. The Company had no material sales originating or long-lived assets held outside of the United States during the last three fiscal years.

    Export sales were $42,167,000 in fiscal 1999, $22,874,000 in fiscal 1998 and $9,806,000 in fiscal 1997.

14. OTHER CONSOLIDATED BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS INFORMATION

    Accounts receivable are composed of the following:

                                             BALANCE AT OCTOBER 31,
                                         ------------------------------
                                             1999              1998
                                         ------------      ------------
Accounts receivable ................     $ 36,047,000      $ 19,681,000
Less allowance for doubtful accounts         (721,000)         (259,000)
                                         ------------      ------------
          Accounts receivable, net .     $ 35,326,000      $ 19,422,000
                                         ============      ============

    Revenue amounts set forth in the accompanying Consolidated Statements of Operations do not include any material amounts in excess of billings related to long-term contracts.

    Inventories are composed of the following:

                                                 BALANCE AT OCTOBER 31,
                                              ---------------------------
                                                 1999            1998
                                              -----------     -----------
Finished products .......................     $15,401,000     $ 9,306,000
Work in process .........................      12,801,000       5,213,000
Materials, parts, assemblies and supplies      16,970,000       9,808,000
                                              -----------     -----------
          Total inventories .............     $45,172,000     $24,327,000
                                              ===========     ===========

    Inventories related to long-term contracts were not significant as of October 31, 1999 and 1998.

    Property, plant and equipment are composed of the following:

                                                     BALANCE AT OCTOBER 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
Land .......................................     $  1,799,000      $    707,000
Buildings and improvements .................       16,954,000         7,477,000
Machinery and equipment ....................       22,412,000        17,581,000
Construction in progress ...................        5,759,000         5,058,000
                                                 ------------      ------------
                                                   46,924,000        30,823,000
Less accumulated depreciation ..............      (18,588,000)      (16,028,000)
                                                 ------------      ------------
          Property, plant and equipment, net     $ 28,336,000      $ 14,795,000
                                                 ============      ============

    Depreciation and amortization expense on property, plant, and equipment amounted to approximately $2,238,000, $1,973,000 and $1,243,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

    Intangible assets are composed of the following:

                                                    BALANCE AT OCTOBER 31,
                                                ------------------------------
                                                     1999             1998
                                                -------------    -------------
Excess of cost over the fair value of net
   assets acquired ..........................   $ 146,964,000    $  54,247,000
Deferred charges ............................       2,504,000        1,691,000
                                                -------------    -------------
                                                  149,468,000       55,938,000
Less accumulated amortization ...............      (5,911,000)      (1,974,000)
                                                -------------    -------------
Intangible assets, net ......................   $ 143,557,000    $  53,964,000
                                                =============    =============

    Amortization expense related to excess of costs over the fair value of net assets acquired and deferred charges amounted to approximately $3,859,000, $788,000 and $381,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

    Accrued expenses and other current liabilities are composed of the following:

                                                                    BALANCE AT OCTOBER 31,
                                                                 ---------------------------
                                                                    1999            1998
                                                                 -----------     -----------
Accrued employee compensation ..............................     $ 3,321,000     $ 3,515,000
Accrued customer rebates and credits .......................       1,631,000       2,434,000
Estimated purchase price adjustments related to acquisitions       2,481,000       1,000,000
Deferred reimbursement of research and development costs ...       1,404,000         990,000
Accrued license payment ....................................       1,043,000              --
Accrued acquisition costs ..................................         879,000              --
Other ......................................................       4,540,000       2,462,000
                                                                 -----------     -----------
          Total accrued expenses and other current
            liabilities ....................................     $15,299,000     $10,401,000
                                                                 ===========     ===========

RESEARCH AND DEVELOPMENT EXPENSES

    Fiscal 1999, 1998, and 1997 cost of sales amounts include approximately $1,300,000, $900,000 and $3,100,000, respectively, of new product research and development expenses. The expenses for fiscal 1999 and 1998 are net of $6,700,000 and $3,500,000, respectively, received from Lufthansa and spent by the Company for both years pursuant to a research and development cooperation agreement entered into October 1997. Amounts received from Lufthansa and not used as of October 31, 1999 and 1998 totaled $1,404,000 and $990,000, respectively and are recorded as deferred income on the consolidated balance sheets.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION ARE AS FOLLOWS:

     Cash paid for interest was $2,052,000, $996,000, and $477,000 in fiscal 1999, 1998 and 1997, respectively. Cash paid for income taxes was $10,312,000, $6,753,000 and $3,438,000 in fiscal 1999, 1998 and 1997, respectively.

    Non-cash investing and financing activities related to the acquisitions and contingent note payments during fiscal 1999, 1998 and 1997 were as follows:

                                                       1999               1998               1997
                                                  -------------      -------------      -------------
Fair value of assets acquired:
  Intangible assets .........................     $  93,347,000      $  40,468,000      $   8,395,000
  Inventories ...............................         8,640,000          1,327,000            669,000
  Accounts receivable .......................        10,381,000          3,040,000          2,032,000
  Property, plant and equipment .............         1,597,000          1,985,000            421,000
  Other assets ..............................         2,213,000             95,000             24,000
Cash paid, including contingent note payments      (104,861,000)       (45,627,000)        (6,737,000)
Fair value of common stock issued ...........                --                 --         (3,544,000)
                                                  -------------      -------------      -------------
Liabilities assumed .........................     $  11,317,000      $   1,288,000      $   1,260,000
                                                  =============      =============      =============


    There were no significant capital lease financing activities during fiscal 1999, 1998 and 1997.

15.  CONTINGENCIES

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

    In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a the Travelers Casualty and Surety Co. (Travelers). In June 1999, the Travelers lawsuit was dismissed by the federal court based on a lack of jurisdiction. Travelers has appealed the dismissal. The complaint seeks reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in the above referenced litigation with UTC. In addition, Travelers seeks a declaratory judgement that the Company did not and does not have insurance coverage under certain insurance policies with Travelers and accordingly, that Travelers did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Travelers' lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

    The Company believes that it has significant counterclaims against Travelers for damages. After taking into consideration legal counsel's evaluation of Travelers' claim, management is of the opinion that the outcome of the Travelers litigation will not have a significant adverse effect on the Company's consolidated financial statements. No provision for gain or loss, if any, has been made in the consolidated financial statements.

    The Company is involved in various other legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these other matters will not have a significant effect on the Company's consolidated financial statements.

OTHER CONTINGENCIES

    In January 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. The Company has filed a protest requesting an appeal of such proposed adjustment, which would result in additional taxes of approximately $1.8 million on the gain on the sale of the discontinued health care operations. The outcome of this matter is uncertain, accordingly, no provison for additional taxes, if any, has been made in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Directors of the Company is incorporated by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 1999.

    Information concerning the executive officers of the Company is set forth at
Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS:

    The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                                                   PAGE
                                                                                                   ----
  Independent Auditors' Report............................................................        25
  Consolidated Balance Sheets at October 31, 1999 and 1998................................        26 - 27
  Consolidated Statements of Operations for the years ended October 31, 1999,
    1998 and 1997.........................................................................        28
  Consolidated Statements of Shareholders' Equity and Comprehensive Income
    for the years ended October  31, 1999, 1998 and 1997..................................        29
  Consolidated Statements of Cash Flows for the years ended October 31, 1999,
    1998 and 1997.........................................................................        30
  Notes to Consolidated Financial Statements..............................................        31 - 48


    (a)(2) FINANCIAL STATEMENT SCHEDULES:

    No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

    (a)(3) EXHIBITS

  EXHIBIT
  NUMBER                         DESCRIPTION
  ------                         -----------
   2.1      --     Amended and Restated Agreement of Merger and Plan of
                   Reorganization, dated as of March 22, 1993, by and among HEICO Corporation, HEICO Industries, Corp. and New HEICO,
                   Inc. is incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration
                   No. 33-57624) Amendment No. 1 filed on March 19, 1993.*

   2.2      --     Stock Purchase Agreement, dated June 20, 1996, by and
                   among HEICO Corporation, MediTek Health Corporation and U.S.
                   Diagnostic Inc. is incorporated by reference to Exhibit 2 to The Form 8-K dated July 11, 1996.*

   2.3      --     Stock Purchase Agreement, dated as of September 16, 1996,
                   by and between HEICO Corporation and Sigmund Borax is incorporated by reference to Exhibit 2 to the Form 8-K dated
                   September 16, 1996.*

   2.4      --     Stock Purchase Agreement dated July 25, 1997, among HEICO
                   Corporation, N.A.C. Acquisition Corporation, Northwings
                   Accessories Corporation, Ramon Portela and Otto Newman
                   (without schedules) is incorporated by reference to Exhibit 2 to Form 8-K dated September 16, 1997.*

   2.5      --     Stock Purchase Agreement dated as of July 12, 1999 among
                   HEICO Corporation, Thermal Structures, Inc., Quality
                   Honeycomb, Inc., David A. Janes, Vaughn Barnes, Stephen T.
                   Braunheim, DLD Investments, LLC, and Acme Freight, LLC
                   (without schedules and exhibits) is incorporated by reference to Exhibit 2.1 to Form 8-K dated July 30, 1999.*

   3.1      --     Articles of Incorporation of the Registrant are
                   incorporated by reference to Exhibit 3.1 to the Company's
                   Registration Statement on Form S-4 (Registration No.
                   33-57624) Amendment No. 1 filed on March 19, 1993.*

   3.2      --     Articles of Amendment of the Articles of Incorporation of
                   the Registrant, dated April 27, 1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration
                   Statement on Form 8-B dated April 29, 1993.*

   3.3      --     Articles of Amendment of the Articles of Incorporation of
                   the Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended
                   October 31, 1993.*

   3.4      --     Articles of Amendment of the Articles of Incorporation of
                   the Registrant, dated March 19, 1998, are incorporated by reference to Exhibit 3.4 to the Company's Registration
                   Statement on Form S-3 (Registration No. 333-48439) filed on
                   March 23, 1998.*

   3.5      --     Bylaws of the Registrant are incorporated by reference to
                   Exhibit 3.4 to the Form 10-K for the year ended October 31, 1996.*

   4.0      --     The description and terms of Preferred Stock Purchase
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

   10.4     --     Amendment and Extension, dated February 28, 1999 to Loan
                   Agreement dated February 28, 1994, between SunTrust Bank,
                   South Florida, N.A. and HEICO Aerospace Corporation.**

   10.5     --     Loan Agreement, dated March 31, 1994, between HEICO
                   Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 1994.*

   10.6     --     The First Amendment, dated May 31, 1994, to Loan Agreement dated March 31, 1994 between HEICO Corporation and Eagle
                   National Bank of Miami is incorporated by reference to
                   Exhibit 10.6 to the Form 10-K for the year ended October 31, 1994.*

   10.7     --     The Second Amendment, dated August 9, 1995, to the Loan
                   Agreement dated March 31, 1994 between HEICO Corporation and
                   Eagle National Bank of Miami is incorporated by reference to
                   Exhibit 10.9 to the Form 10-K for the year ended October 31, 1995.*

   10.8     --     Second Loan Modification Agreement, dated February 27,
                   1997, between HEICO Corporation and Eagle National Bank of
                   Miami is Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the three months ended April 30, 1997.*

   10.9     --     Third Loan Modification Agreement, dated February 6, 1998, between HEICO Corporation and Eagle National Bank of Miami is
                   Incorporated by reference to Exhibit 10.1 to the Form 10-Q for The three months ended January 31, 1998.*

   10.10    --     Fourth Loan Modification Agreement, dated August 24, 1999, between HEICO Corporation and Eagle National Bank of Miami.**

   10.11    --     Loan Agreement, dated October 1, 1996, between HEICO
                   Aerospace Corporation and Broward County, Florida is incorporated by Reference to Exhibit 10.10 to the Form 10-K for the year ended October 31, 1996.*

   10.12    --     SunTrust Bank Reimbursement Agreement, dated October 1,
                   1996, between HEICO Aerospace Corporation and SunTrust Bank,
                   South Florida, N.A. is incorporated by reference to Exhibit
                   10.11 to the Form 10-K for the year ended October 31, 1996.*

   10.13    --     HEICO Savings and Investment Plan and Trust, as amended
                   and restated effective January 2, 1987 is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended
                   October 31, 1987.*

   10.14    --     HEICO Savings and Investment Plan, as amended and restated
                   December 19, 1994, is incorporated by reference to Exhibit
                   10.11 to the Form 10-K for the year ended October 31, 1994.*

   10.15    --     HEICO Corporation 1993 Stock Option Plan, as amended, is
                   incorporated by reference to Exhibit 4.7 to the Company's
                   Registration Statement on Form S-8 (Registration No.
                   333-81789) filed on June 29, 1999.*

   10.16    --     HEICO Corporation Combined Stock Option Plan, dated March
                   15, 1988, is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 1989.*

   10.17    --     Non-Qualified Stock Option Agreement for Directors,
                   Officers and Employees is incorporated by reference to
                   Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

   10.18    --     HEICO Corporation Directors' Retirement Plan, as amended,
                   dated as of May 31, 1991, is incorporated by reference to
                   Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

   10.19    --     Key Employee Termination Agreement, dated as of April 5,
                   1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended October 31, 1992.*

   10.20    --     Employment and Non-compete Agreement, dated as of
                   September 16, 1996, by and between HEICO Corporation and
                   Sigmund Borax is incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 16, 1996.*

   10.21    --     Employment and Non-compete Agreement, dated as of
                   September 16, 1996, by and between HEICO Corporation and
                   Charles Kott is incorporated by reference to Exhibit 10.2 to the Form 8-K dated September 16, 1996.*

   10.22    --     Loan Agreement, dated as of March 1, 1997, between
                   Trilectron Industries, Inc. and Manatee County, Florida is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the three Months ended April 30, 1997.*

   10.23    --     Letter of Credit and Reimbursement Agreement, dated as of
                   March 1, 1997, between Trilectron Industries, Inc., and First
                   Union National Bank of Florida (excluding referenced exhibits) is incorporated by reference to Exhibit 10.2 to the Form 10-Q for the three months ended April 30, 1997.*

   10.24    --     Registration Rights Agreement, dated September 15, 1997,
                   by and between HEICO Corporation and Ramon Portela is incorporated by reference to Exhibit 10.1 to Form 8-K dated
                   September 16, 1997.*

   10.25    --     Employment and Non-compete Agreement dated September 16,
                   1997, by and between Northwings Accessories Corporation and Ramon Portela is incorporated by reference to Exhibit 10.2 to Form 8-K dated September 16, 1997.*

   10.26    --     Stock Purchase Agreement, dated October 30, 1997, by and
                   among HEICO Corporation, HEICO Aerospace Holdings Corp. and
                   Lufthansa Technik AG is incorporated by reference to Exhibit
                   10.31 to Form 10-K/A for the year ended October 31, 1997.*

   10.27    --     Shareholders Agreement, dated October 30, 1997, by and
                   between HEICO Aerospace Holdings Corp., HEICO Aerospace
                   Corporation and all of the shareholders of HEICO Aerospace
                   Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended
                   October 31, 1997.*

   10.28    --     Stock Purchase Agreement dated as of June 9, 1998 among
                   HEICO Aerospace Holdings Corp., McClain International, Inc.,
                   Randolph S. McClain, Janet M. Wallace and Paul R. Schwinne
                   (without schedules) is incorporated by reference to Exhibit 2 to Form 8-K dated August 4, 1998.*

   10.29    --     Agreement for the Sale and Purchase of Real Property, by
                   and among Randolph S. McClain and HEICO Aerospace Holdings
                   Corp., is incorporated by reference to Exhibit 10.1 to Form
                   8-K dated August 4, 1998.*

   10.30    --     Credit Agreement among HEICO Corporation and SunTrust
                   Bank, South Florida, N.A., as Agent, dated as of July 30,
                   1998, is incorporated by reference to Exhibit 10.2 to Form
                   8-K dated August 4, 1998.*

   10.31    --     First Amendment, dated July 30, 1998 to Credit Agreement
                   among HEICO Corporation and SunTrust Bank, South Florida,
                   N.A., as agent, dated as of July 31, 1998.**

   10.32    --     Second Amendment, dated May 12, 1999, to Credit Agreement
                   among HEICO Corporation and SunTrust Bank, South Florida,
                   N.A., as agent, dated as of July 31, 1998.**

   10.33    --     Asset Purchase Agreement, dated as of December 4, 1998,
                   among RDI Acquisition Corp., HEICO Aerospace Holdings Corp.,
                   HEICO Corporation, Rogers-Dierks, Inc., William Rogers and
                   John Dierks (without schedules and exhibits) is incorporated by Reference to Exhibit 2.1 to Form 8-K dated December 22,
                   1998.*

   21       --     Subsidiaries of the Company.**

   23.1     --     Consent of Deloitte & Touche LLP.**

   27.1     --     Financial Data Schedule.**

   27.2     --     Financial Data Schedule.**

   27.3     --     Financial Data Schedule.**

   27.4     --     Financial Data Schedule.**

   27.5     --     Financial Data Schedule.**

   27.6     --     Financial Data Schedule.**

   27.7     --     Financial Data Schedule.**

   27.8     --     Financial Data Schedule.**

   27.9     --     Financial Data Schedule.**

----------
*  Previously filed.
** Filed herewith.

    (b) REPORTS ON FORM 8-K

    There were no reports filed on Form 8-K by the Company during the fourth quarter of fiscal 1999.

    (c) EXHIBITS

    See Item 14(a)(3).

    (d) SEPARATE FINANCIAL STATEMENTS REQUIRED

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HEICO CORPORATION

                                               By: /s/ THOMAS S. IRWIN
                                                  ------------------------------
                                                   Thomas S. Irwin
                                                   EXECUTIVE VICE PRESIDENT
                                                   AND CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)

Date: January 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             /s/ LAURANS A. MENDELSON                Chairman, President, Chief
----------------------------------------------------  Executive Officer and
               Laurans A. Mendelson                   Director (Principal
                                                      Executive Officer)

               /s/ JACOB T. CARWILE                  Director
----------------------------------------------------
                 Jacob T. Carwile

            /s/ SAMUEL L. HIGGINBOTTOM               Director
----------------------------------------------------
              Samuel L. Higginbottom

               /s/ ERIC A. MENDELSON                 Director
----------------------------------------------------
                 Eric A. Mendelson

              /s/ VICTOR H. MENDELSON                Director
----------------------------------------------------
                Victor H. Mendelson

              /s/ ALBERT MORRISON, JR                Director
----------------------------------------------------
               Albert Morrison, Jr.

                                                     Director
----------------------------------------------------
                 Alan Schriesheim

                 /s/ GUY C. SHAFER                   Director
----------------------------------------------------
                   Guy C. Shafer

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                         DESCRIPTION
  ------                         -----------
   10.4     --     Amendment and Extension, dated February 28, 1999 to Loan
                   Agreement dated February 28, 1994, between SunTrust Bank,
                   South Florida, N.A. and HEICO Aerospace Corporation.

   10.10    --     Fourth Loan Modification Agreement, dated August 24, 1999, between HEICO Corporation and Eagle National Bank of Miami.

   10.31    --     First Amendment, dated July 30, 1998 to Credit Agreement
                   among HEICO Corporation and SunTrust Bank, South Florida,
                   N.A., as agent, dated as of July 31, 1998.

   10.32    --     Second Amendment, dated May 12, 1999, to Credit Agreement
                   among HEICO Corporation and SunTrust Bank, South Florida,
                   N.A., as agent, dated as of July 31, 1998.

   21       --     Subsidiaries of the Company.

   23.1     --     Consent of Deloitte & Touche LLP.

   27.1     --     Financial Data Schedule.

   27.2     --     Financial Data Schedule.

   27.3     --     Financial Data Schedule.

   27.4     --     Financial Data Schedule.

   27.5     --     Financial Data Schedule.

   27.6     --     Financial Data Schedule.

   27.7     --     Financial Data Schedule.

   27.8     --     Financial Data Schedule.

   27.9     --     Financial Data Schedule.