Form 10-Q
period 2000-01-31
HEICO CORP
filed 2000-03-15
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

                            Yes (X)      No ( )

The number of shares outstanding of each of the Registrant's classes of common stock as of March 7, 2000:

              Title of Class                          Shares Outstanding
      Common Stock, $.01 par value                        8,418,052
  Class A Common Stock, $.01 par value                    7,349,885

                                HEICO CORPORATION

                                      INDEX

                                                                        Page No.
Part I.    Financial Information:

     Consolidated Condensed Balance Sheets as of
           January 31, 2000 (unaudited) and October 31, 1999               2

     Consolidated Condensed Statements of Operations (unaudited)
           for the three months ended January 31, 2000 and 1999            3

     Consolidated Condensed Statements of Cash Flows (unaudited)
           for the three months ended January 31, 2000 and 1999            4

     Notes to Consolidated Condensed Financial Statements (unaudited)      5

     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

Part II.   Other Information:

     Item 1.  Legal Proceedings                                            15

     Item 6.  Exhibits                                                     15

                          PART I. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               JANUARY 31, 2000  OCTOBER 31, 1999
                                                                -------------      -------------
                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                  $   5,367,000      $   6,031,000
     Accounts receivable, net                                      38,362,000         35,326,000
     Inventories                                                   46,672,000         45,172,000
     Prepaid expenses and other current assets                      3,745,000          2,527,000
     Deferred income taxes                                          1,681,000          1,534,000
                                                                -------------      -------------
        Total current assets                                       95,827,000         90,590,000

Property, plant and equipment less accumulated depreciation
     of $18,647,000 and $18,588,000, respectively                  29,502,000         28,336,000
Intangible assets less accumulated amortization of
     $7,654,000 and $5,911,000, respectively                      142,042,000        143,557,000
Unexpended bond proceeds                                              283,000            280,000
Long-term investments                                               2,337,000          3,231,000
Deferred income taxes                                               1,174,000          1,366,000
Other assets                                                        6,406,000          5,803,000
                                                                -------------      -------------
        Total assets                                            $ 277,571,000      $ 273,163,000
                                                                =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                       $     510,000      $     551,000
     Trade accounts payable                                        10,611,000         11,070,000
     Accrued expenses and other current liabilities                15,861,000         15,299,000
     Income taxes payable                                             596,000            392,000
                                                                -------------      -------------
        Total current liabilities                                  27,578,000         27,312,000

Long-term debt, net of current maturities                          70,865,000         72,950,000
Other non-current liabilities                                       3,558,000          3,590,000
                                                                -------------      -------------
        Total liabilities                                         102,001,000        103,852,000
                                                                -------------      -------------
Minority interest in consolidated subsidiary                       30,973,000         30,022,000
                                                                -------------      -------------
Commitments and contingencies (Note 10)
Shareholders' equity:
     Preferred Stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable
        in series; 200,000 designated as Series A
        Junior Participating Preferred Stock, none issued                  --                 --
     Common Stock, $.01 par value; Authorized -
        30,000,000 shares; Issued and outstanding -
        8,417,270 and 8,408,821 shares, respectively                   84,000             84,000
     Class A Common Stock, $.01 par value;
        Authorized - 30,000,000 shares; Issued  and
        outstanding - 7,349,329 and 7,334,750 shares,
        respectively                                                   73,000             73,000
     Capital in excess of par value                                92,780,000         91,094,000
     Accumulated other comprehensive loss                          (2,785,000)        (2,235,000)
     Retained earnings                                             55,896,000         52,280,000
                                                                -------------      -------------
                                                                  146,048,000        141,296,000
     Less:  Note receivable from employee savings and
            investment plan                                        (1,451,000)        (2,007,000)
                                                                -------------      -------------
        Total shareholders' equity                                144,597,000        139,289,000
                                                                -------------      -------------
        Total liabilities and shareholders' equity              $ 277,571,000      $ 273,163,000
                                                                =============      =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      THREE MONTHS ENDED JANUARY 31,
                                                      ------------------------------
                                                          2000              1999
                                                      ------------      ------------
Net sales                                             $ 47,940,000      $ 28,211,000
                                                      ------------      ------------
Operating costs and expenses:
Cost of sales                                           30,082,000        16,528,000
Selling, general and administrative expenses             8,770,000         4,906,000
                                                      ------------      ------------
Total operating costs and expenses                      38,852,000        21,434,000
                                                      ------------      ------------
Operating income                                         9,088,000         6,777,000

Interest expense                                        (1,218,000)         (596,000)
Interest and other income                                  210,000           226,000
                                                      ------------      ------------
Income before income taxes
   and minority interest                                 8,080,000         6,407,000

Income tax expense                                       3,154,000         2,307,000
                                                      ------------      ------------
Income before minority interest                          4,926,000         4,100,000

Minority interest                                          911,000           897,000
                                                      ------------      ------------
Net income                                            $  4,015,000      $  3,203,000
                                                      ============      ============
Net income per share:
   Basic                                              $        .25      $        .26
                                                      ============      ============
   Diluted                                            $        .22      $        .21
                                                      ============      ============

Weighted average number of
   common shares outstanding:
   Basic                                                15,753,652        12,515,352
                                                      ============      ============
   Diluted                                              18,192,709        15,531,650
                                                      ============      ============
Cash dividends per share                              $       .025      $       .025
                                                      ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                      THREE MONTHS ENDED
                                                                          JANUARY 31,
                                                                ------------------------------
                                                                    2000              1999
                                                                ------------      ------------
Cash flows from operating activities:
   Net income                                                   $  4,015,000      $  3,203,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                 2,219,000         1,232,000
     Deferred income taxes                                           389,000          (314,000)
     Minority interest in consolidated subsidiary                    911,000           897,000
     Change in assets and liabilities, net of acquisitions:
        (Increase) decrease in accounts receivable                (3,626,000)        1,097,000
        (Increase) in inventories                                 (1,505,000)       (1,571,000)
        (Increase) in prepaid expenses and
          other current assets                                      (634,000)         (725,000)
        (Increase) in unexpended bond proceeds                       (72,000)          (71,000)
        Increase (decrease) in trade payables, accrued
          expenses and other current liabilities                   1,892,000        (1,496,000)
        Increase in income taxes payable                             204,000           434,000
        Other                                                        313,000           (48,000)
                                                                ------------      ------------
     Net cash provided by operating activities                     4,106,000         2,638,000
                                                                ------------      ------------
Cash flows from investing activities:
     Acquisitions and related costs, net of cash acquired         (1,279,000)      (14,234,000)
     Capital expenditures                                         (1,944,000)       (4,109,000)
     Net purchases of available-for-sale investments                      --        (3,504,000)
     Other                                                          (717,000)         (132,000)
                                                                ------------      ------------
     Net cash (used in) investing activities                      (3,940,000)      (21,979,000)
                                                                ------------      ------------
Cash flows from financing activities:
     Proceeds from the issuance of long-term debt:
        Proceeds from revolving credit facility                    1,000,000        16,000,000
        Bond reimbursement proceeds                                       --           432,000
     Principal payments on long-term debt                         (3,126,000)          (99,000)
     Proceeds from the exercise of stock options                     100,000           232,000
     Tax benefit on stock option exercises                         1,675,000         1,610,000
     Repurchases of common stock                                    (105,000)         (127,000)
     Cash dividends paid                                            (394,000)         (315,000)
     Additional minority interest investment                          20,000         2,827,000
                                                                ------------      ------------
     Net cash (used in) provided by financing activities            (830,000)       20,560,000
                                                                ------------      ------------
Net (decrease) increase in cash and cash equivalents                (664,000)        1,219,000
Cash and cash equivalents at beginning of year                     6,031,000         8,609,000
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $  5,367,000      $  9,828,000
                                                                ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

                                January 31, 2000

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1999. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Accounts receivable are composed of the following:

                                             JANUARY 31, 2000  OCTOBER 31, 1999
                                             ----------------  ----------------
    Accounts receivable                        $ 39,054,000      $ 36,047,000
    Less allowance for doubtful accounts           (692,000)         (721,000)
                                               ------------      ------------
    Accounts receivable, net                   $ 38,362,000      $ 35,326,000
                                               ============      ============

Revenue amounts set forth in the accompanying Consolidated Condensed Statements of Operations do not include any material amounts in excess of billings related to long-term contracts.

3.  Inventories are comprised of the following:

                                              JANUARY 31, 2000  OCTOBER 31, 1999
                                              ----------------  ----------------
    Finished products                           $ 16,216 ,000     $ 15,401,000
    Work in process                                13,990,000       12,801,000
    Materials, parts, assemblies and supplies      16,466,000       16,970,000
                                                -------------     ------------
    Total inventories                           $  46,672,000     $ 45,172,000
                                                =============     ============

Inventories related to long-term contracts were not significant as of January 31, 2000 and October 31, 1999.

4.  Long-term debt consists of:

                                                                   JANUARY 31, 2000  OCTOBER 31, 1999
                                                                   ----------------  ----------------
    Borrowings under revolving credit facility                       $ 64,000,000      $ 66,000,000
    Industrial Development Revenue Bonds - Series 1997A                 3,000,000         3,000,000
    Industrial Development Revenue Bonds - Series 1997C                   995,000           995,000
    Industrial Development Revenue Refunding Bonds - Series 1988        1,980,000         1,980,000
    Equipment loans                                                     1,400,000         1,526,000
                                                                     ------------      ------------
                                                                       71,375,000        73,501,000
    Less current maturities                                              (510,000)         (551,000)
                                                                     ------------      ------------
                                                                     $ 70,865,000      $ 72,950,000
                                                                     ============      ============

Pursuant to the Company's $120 million revolving credit facility (Credit Facility), funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2002. The weighted average interest rate was approximately 7.0% and 6.4% at January 31, 2000 and October 31, 1999, respectively.

The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997C bonds).

Unexpended proceeds of the Series 1997A and 1997C bonds of $283,000 and $280,000 as of January 31, 2000 and October 31, 1999, respectively, including investment earnings, were held by the trustee and were available for future qualified expenditures. The Series 1997A and 1997C bonds interest rates were 3.5% and 3.8% at January 31, 2000 and October 31, 1999, respectively.

The Series 1988 bonds interest rates were 3.4% at January 31, 2000 and October 31, 1999.

Equipment loans had interest rates ranging from 8.5% to 9.0% at January 31, 2000 and October 31, 1999.

5. Long-term investments consist of equity securities with an aggregate cost of $6,858,000 as of January 31, 2000 and October 31, 1999. These investments are classified as available-for-sale and stated at a fair value of $2,337,000 and $3,231,000 as of January 31, 2000 and October 31, 1999, respectively. The gross unrealized losses were $4,521,000 and $3,627,000 as of January 31, 2000 and October 31, 1999, respectively. Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income (see Note 9). There were no realized gains or losses during fiscal 1999 and through the first three months of fiscal 2000. The investments are classified as long-term to correspond with management's intentions to hold the investments a minimum of one year.

6. Research and development expenses for the first three months of fiscal 2000 and 1999, which are included as a component of cost of sales, totaled approximately $600,000 and $300,000, respectively in each of the three-month periods. The expenses for the first three months of 2000 and 1999 are net of $1.4 million and $1.7 million, respectively, received from Lufthansa pursuant to a research and development cooperation agreement entered into on October 30, 1997. Amounts received from Lufthansa and not used as of January 31, 2000 and 1999 were $3.1 million and $2.3 million, respectively, and are recorded as a component of accrued expenses and other current liabilities in the consolidated condensed balance sheets.

7. The Company's effective tax rate increased from 36.0% in the first quarter 1999 to 39.0% in the first quarter 2000 primarily due to increased state taxes and non-deductible goodwill resulting from acquisitions.

8. Information on operating segments for the three months ended January 31, 2000 and 1999 for the Flight Support Group (FSG) and the Electronics and Ground Support Group (EGSG) are as follows:

                                                          SEGMENTS
                                                ---------------------------
                                                                                   OTHER,
                                                                                 PRIMARILY       CONSOLIDATED
                                                    FSG            EGSG          CORPORATE         TOTALS
                                                -----------     -----------     -----------      -----------
    FOR THE QUARTER ENDED JANUARY 31, 2000:
    ---------------------------------------
    Net sales                                   $28,195,000     $19,745,000     $        --      $47,940,000
    Depreciation and amortization                 1,603,000         565,000          51,000        2,219,000
    Operating income                              7,902,000       2,531,000      (1,345,000)       9,088,000
    Capital expenditures                          1,800,000         143,000           1,000        1,944,000

    FOR THE QUARTER ENDED JANUARY 31, 1999:
    ---------------------------------------
    Net sales                                   $20,768,000     $ 7,443,000     $        --      $28,211,000
    Depreciation and amortization                 1,041,000         146,000          45,000        1,232,000
    Operating income                              7,507,000         463,000      (1,193,000)       6,777,000
    Capital expenditures                          3,398,000         707,000           4,000        4,109,000


9.  The Company's comprehensive income consists of:

                                          THREE MONTHS ENDED JANUARY 31,
                                           ----------------------------
                                              2000             1999
                                           -----------      -----------
    Net income                             $ 4,015,000      $ 3,203,000
    Other comprehensive (loss) income:
       Unrealized holding (loss) gain
       on investments                         (894,000)       1,477,000
    Tax benefit (expense)                      344,000         (550,000)
                                           -----------      -----------
    Comprehensive income                   $ 3,465,000      $ 4,130,000
                                           ===========      ===========

Accumulated other comprehensive loss as of January 31, 2000 and October 31, 1999 includes unrealized (loss) on investments as follows:

                                                ACCUMULATED OTHER
                                               COMPREHENSIVE LOSS
                                               ------------------
    Balance, October 31, 1998                     $(1,142,000)
    Unrealized holding (loss) on investments,
       net of tax benefit of $721,000              (1,093,000)
                                                  -----------
    Balance, October 31, 1999                      (2,235,000)
    Unrealized holding (loss) on investments,
       net of tax benefit of $344,000                (550,000)
                                                  -----------
    Balance, January 31, 2000                     $(2,785,000)
                                                  ===========

10. In November 1989, HEICO Aerospace Corporation and Jet Avion Corporation were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. All counts of UTC's complaint that were not previously withdrawn by UTC have been dismissed by the court. UTC has appealed the dismissal. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. UTC sought approximately $8 million in damages for the patent infringement and approximately $30 million in damages for the misappropriation of trade secrets and unfair competition claims. The aggregate damages referred to in the preceding sentence did not exceed approximately $30 million because a portion of the misappropriation and unfair competition damages duplicate the patent infringement damages. UTC also sought, among other things, pre-judgment interest and treble damages.

The Company has counterclaims against UTC for, among other things, malicious prosecution, trade disparagement, tortious interference and unfair competition. The Company is seeking compensatory and punitive damages in amounts to be determined at trial. UTC filed an answer denying the counterclaims. No trial date is currently set.

The ultimate outcome of this litigation is not certain at this time and no provision for gain or loss, if any, has been made in the consolidated condensed financial statements.

In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a the Travelers Casualty and Surety Co. (Travelers). In June 1999, the Travelers lawsuit was dismissed by the federal courtbased on a lack of jurisdiction. Travelers has appealed the dismissal. The complaint seeks reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in the above referenced litigation with UTC. In addition, Travelers seeks a declaratory judgement that the Company did not and does not have insurance coverage under certain insurance policies with Travelers and accordingly, that Travelers did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Travelers' lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

The Company believes that it has significant counterclaims against Travelers for damages. After taking into consideration legal counsel's evaluation of Travelers' claim, management is of the opinion that the outcome of the Travelers litigation will not have a significant adverse effect on the Company's consolidated financial statements. No provision for gain or loss, if any, has been made in the consolidated condensed financial statements.

The Company is involved in various other legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these other matters will not have a significant effect on the Company's consolidated condensed financial statements.

In January 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. The Company has filed a protest requesting an appeal of such proposed adjustment, which would result in additional taxes of approximately $1.8 million on the gain on the sale of the discontinued health care operations. The outcome of this matter is uncertain; accordingly, no provision for additional taxes, if any, has been made in the consolidated condensed financial statements.

11. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 beginning November 1, 2000. The Company has not yet quantified the impact of adopting SFAS 133 on the Company's consolidated financial statements.

12. In February 2000, the Company, through a subsidiary, acquired selected assets of the former Air-A-Plane Corporation for cash. The purchase price was not significant to the Company's consolidated financial statements.

13. In February 2000, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.57% for a two-year period ending February 1, 2002. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on a portion of indebtness under the Credit Facility (see Note 4). The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense. The bank has the option to call the swap one year after the effective date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our results of operations during the current period and the same period in the prior fiscal year have been affected by a number of significant transactions. This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Condensed Financial Statements and Notes thereto included herein.

Our Flight Support Group (FSG) consists of HEICO Aerospace Holdings Corp. and its subsidiaries; HEICO Aerospace Corporation, Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), Aircraft Technology, Inc. (ATI), Northwings Accessories Corp. (Northwings), McClain International, Inc. (McClain), Associated Composite, Inc. (ACI), Rogers-Dierks, Inc. (Rogers-Dierks) acquired December 1998, Air Radio & Instruments Corp. (Air Radio) acquired May 1999, Turbine Kinetics, Inc. (Turbine) acquired June 1999, and Thermal Structures, Inc. (Thermal) acquired June 1999.

Our Electronics & Ground Support Group (EGSG) consists of HEICO Aviation Products Corp. and its subsidiaries; Trilectron Industries, Inc. (Trilectron), Radiant Power Corp. (Radiant) acquired January 1999, Leader Tech, Inc. (Leader
Tech) acquired May 1999, and Santa Barbara Infrared, Inc. (SBIR) acquired September 1999.

In February 2000, the Company, through a subsidiary, acquired selected assets of the former Air-A-Plane Corporation for cash. The purchase price was not significant to the Company's consolidated financial statements.

In February 2000, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.57% for a two-year period ending February 1, 2002. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on a portion of indebtedness under the Credit Facility. The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense. The bank has the option to call the swap one year after the effective date.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth net sales by operating segment and the percentage of net sales represented by the respective items in the Company's Consolidated Condensed Statements of Operations.

                                                  THREE MONTHS ENDED JANUARY 31,
                                                    ------------------------
                                                      2000            1999
                                                    ---------      ---------
                                                  (DOLLAR AMOUNTS IN THOUSANDS)
    Net sales:
    FSG                                             $  28,195      $  20,768
    EGSG                                               19,745          7,443
                                                    ---------      ---------
                                                    $  47,940      $  28,211
                                                    =========      =========

    Net sales                                           100.0%         100.0%
    Gross profit                                         37.3%          41.4%
    Selling, general and administrative expenses         18.3%          17.4%
    Operating income                                     19.0%          24.0%
    Interest expense                                      2.5%           2.1%
    Interest and other income                              .4%            .8%
    Income tax expense                                    6.6%           8.2%
    Minority interest                                     1.9%           3.2%
    Net income                                            8.4%          11.4%


COMPARISON OF FIRST QUARTER 2000 TO FIRST QUARTER 1999

NET SALES

Net sales for the first quarter 2000 totaled $47.9 million, up 70% when compared to the first quarter 1999 net sales of $28.2 million.

The increase in first quarter 2000 sales reflects an increase of $7.4 million (a 36% increase) to $28.2 million in revenues from the FSG and an increase of $12.3 million (a 165% increase) to $19.7 million in revenues from the EGSG. The FSG sales increase represents revenues of $4.7 million from newly-acquired businesses (Air Radio and Thermal). The balance of $2.7 million reflects increases in sales of new products and services, including newly developed and acquired FAA-approved jet engine replacement parts, and increased demand for engine component and accessory overhaul services. The EGSG sales increase reflects $6.2 million from internal growth and $6.1 from acquired businesses (Radiant, Leader Tech and SBIR). The internal growth is primarily attributed to sales of new products and increased market penetration.

 GROSS PROFITS AND OPERATING EXPENSES

The Company's gross profit margins averaged 37.3% for the first quarter 2000 as compared to 41.4% for the first quarter 1999. This decrease reflects lower margins within the FSG contributed by certain acquired businesses, softness in replacement parts demand resulting in certain facilities operating at lower capacities, less favorable product mix, and the benefit realized in fiscal 1999 from favorable pricing under certain contracts. Cost of sales amounts for the first quarter 2000 and first quarter 1999 include approximately $600,000 and $300,000 of new product and development expenses, respectively. These amounts are net of $1.4 million and $1.7 million received from Lufthansa in the first quarter of 2000 and 1999, respectively. Pursuant to the research and development agreement with Lufthansa, a total of $3.1 million remained available to reimburse new product and development expenses. Accordingly, total new product development expense is likely to increase by approximately $2 million for the full fiscal 2000. Lower gross margins in the FSG were partially offset by increased margins in the EGSG resulting primarily from higher gross profit margins contributed by the acquired businesses.

Selling, general and administrative (SG&A) expenses increased $3.9 million to $8.8 million for the first quarter 2000 from $4.9 million for the first quarter 1999. The increase results primarily from the inclusion of SG&A expenses of acquired companies, including additional goodwill amortization and increases in both operating segments related to internal sales growth. As a percentage of net sales, SG&A expenses increased to 18.3% for the first quarter 2000 compared to 17.4% for the first quarter 1999 primarily resulting from higher selling costs in the FSG associated with expanding product lines.

OPERATING INCOME

Operating income increased $2.3 million to $9.1 million (a 34% increase) for the first quarter 2000 from $6.8 million for the first quarter 1999. The increase in operating income reflects an increase of $400,000 (a 5% increase) from $7.5 million to $7.9 million in the Company's FSG and an increase of $2.1 million (a 447% increase) from $463,000 to $2.5 million in the Company's EGSG. The increases in operating income were due primarily to increases in sales and gross profits in the FSG and EGSG discussed above.

As a percentage of net sales, operating income decreased from 24% in the first quarter 1999 to 19% in the first quarter 2000 primarily reflecting lower margins within the FSG and the increase in SG&A expenses as a percentage of net sales discussed above. The FSG's operating income as a percentage of net sales declined from 36% in the first quarter 1999 to 28% in the first quarter 2000 due to lower gross profit margins and higher selling costs discussed above. The EGSG's operating income as a percentage of net sales improved from 6% in the first quarter 1999 to 13% in the first quarter 2000. This improvement reflects increased gross margins contributed by acquired businesses.

INTEREST EXPENSE

Interest expense increased $622,000 to $1,218,000 from the first quarter 1999 to the first quarter 2000. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance the Company's acquisitions in fiscal 1999.

INTEREST AND OTHER INCOME

Interest and other income decreased $16,000 to $210,000 from the first quarter 1999 to the first quarter 2000 due principally to the decrease in invested funds used for acquisitions in fiscal 1999.

MINORITY INTEREST

Minority interest represents the 20% minority interest held by Lufthansa which increased from the first quarter 1999 to the first quarter of 2000 due to higher net income of the FSG.

NET INCOME

The Company's net income totaled $4.0 million, or $.22 per diluted share, in the first quarter 2000, improving 25% from net income of $3.2 million, or $.21 per diluted share, in the first quarter 1999. The percentage increase in net income exceeded the percentage increase in earnings per share due to an increase in common stock shares outstanding resulting from the offering of 3.0 million shares of Class A Common Stock during the second quarter of fiscal 1999.

The improvement in net income for the first quarter 2000 over the first quarter 1999 is primarily attributable to the increased operating income discussed above. The increase was partially offset by the aforementioned higher interest costs and increase in minority interest, as well as an increase in the Company's effective tax rate. The Company's effective tax rate increased from 36.0% in the first quarter 1999 to 39.0% in the first quarter 2000 primarily due to increased state taxes and non-deductible goodwill resulting from acquisitions.

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

Principal uses of cash by the Company include payments of interest and principal on debt, acquisitions, capital expenditures and increases in working capital.

The Company believes that operating cash flow and available borrowings under the Company's Credit Facility will be sufficient to fund cash requirements for the foreseeable future.

OPERATING ACTIVITIES

The Company's cash flow from operations was $4.1 million for the first three months of 2000, principally reflecting net income of $4.0 million, adjustments for depreciation and amortization and minority interest of $2.2 million and $.9 million, respectively, offset by an increase in net operating assets of $3.4 million. The increase in net operating assets primarily resulted from an increase in inventories to meet increased sales orders and an increase in accounts receivable resulting from extended payment terms under certain EGSG contracts.

INVESTING ACTIVITIES

The principal cash used in investing activities in the first three months of 2000 was cash used for capital expenditures, which totaled $1.9 million primarily representing the construction of a new facility and purchases of machinery and equipment, and payments for acquisitions and related costs totaling $1.3 million.

FINANCING ACTIVITIES

The Company's principal financing activities during the first three months of 2000 included a net repayment of $2 million on the Company's Credit Facility. In addition, the Company received $1.7 million in tax benefits related to stock option exercises and paid dividends of $.4 million during the period.

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 beginning November 1, 2000. The Company has not yet quantified the impact of adopting SFAS 133 on the Company's consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. In order to manage interest rate risk, in February 2000, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.57% for a two-year period ending February 1, 2002. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations. This financial instrument carries a number of risks, including a risk of non-performance on the part of the counterparty and a risk that the financial instrument will not function as expected. This risk is mitigated by entering into the agreement with a financial institution with investment grade credit rating.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in previously reported litigation involving the Company and its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (27)     Financial data schedule

         (b) There were no reports filed on Form 8-K during the three months ended January 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HEICO CORPORATION
                                         -----------------
                                            (Registrant)




    MARCH 15, 2000                       BY /S/THOMAS S. IRWIN
-----------------------                  ---------------------
        Date                             Thomas S. Irwin, Executive Vice
                                         President and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  27                 Financial data schedule