Form 10-Q
period 2000-04-30
HEICO CORP
filed 2000-06-08
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

                       Yes __X__                   No _____

The number of shares outstanding of each of the Registrant's classes of common stock as of May 31, 2000:

                  Title of Class                         Shares Outstanding
         Common Stock, $.01 par value                          8,428,198
         Class A Common Stock, $.01 par value                  7,354,958

                                HEICO CORPORATION

                                      INDEX

                                                                                 Page No.
Part I.  Financial Information:

     Item 1. Consolidated Condensed Balance Sheets as of
                  April 30, 2000 (unaudited) and October 31, 1999                    2

             Consolidated Condensed Statements of Operations (unaudited)
                  for the six and three months ended April 30, 2000 and 1999         3

             Consolidated Condensed Statements of Cash Flows (unaudited)
                  for the six months ended April 30, 2000 and 1999                   4

             Notes to Consolidated Condensed Financial Statements (unaudited)        5

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               11

     Item 3. Quantitative and Qualitative Disclosures about Market Risks            18

Part II. Other Information:

     Item 1. Legal Proceedings                                                      19

     Item 4. Submission of Matters to a Vote of Security Holders                    19

     Item 6. Exhibits                                                               19


                                        PART I. Item 1. FINANCIAL INFORMATION
                                         HEICO CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       ASSETS
                                                                                  April 30, 2000     October 31, 1999
                                                                                   -------------      -------------
                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $   2,708,000      $   6,031,000
     Accounts receivable, net                                                         46,985,000         35,326,000
     Inventories                                                                      49,149,000         45,172,000
     Prepaid expenses and other current assets                                         4,516,000          2,527,000
     Deferred income taxes                                                             1,800,000          1,534,000
                                                                                   -------------      -------------
        Total current assets                                                         105,158,000         90,590,000

Property, plant and equipment less accumulated depreciation
     of $19,302,000 and $18,588,000, respectively                                     31,356,000         28,336,000
Intangible assets less accumulated amortization of
     $9,328,000 and $5,911,000, respectively                                         146,696,000        143,557,000
Unexpended bond proceeds                                                                 287,000            280,000
Long-term investments                                                                  3,089,000          3,231,000
Deferred income taxes                                                                    521,000          1,366,000
Other assets                                                                           9,249,000          5,803,000
                                                                                   -------------      -------------
        Total assets                                                               $ 296,356,000      $ 273,163,000
                                                                                   =============      =============
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                          $     494,000      $     551,000
     Trade accounts payable                                                           12,156,000         11,070,000
     Accrued expenses and other current liabilities                                   18,378,000         15,299,000
     Income taxes payable                                                                     --            392,000
                                                                                   -------------      -------------
        Total current liabilities                                                     31,028,000         27,312,000
Long-term debt, net of current maturities                                             79,750,000         72,950,000
Other non-current liabilities                                                          3,574,000          3,590,000
                                                                                   -------------      -------------
        Total liabilities                                                            114,352,000        103,852,000
                                                                                   -------------      -------------
Minority interest in consolidated subsidiary                                          31,890,000         30,022,000
                                                                                   -------------      -------------
Commitments and contingencies (Notes 2 and 11)
Shareholders' equity:
     Preferred Stock, par value $.01 per share; Authorized - 10,000,000 shares issuable in series; 200,000 designated as Series A
        Junior Participating Preferred Stock, none issued                                     --                 --
     Common Stock, $.01 par value; Authorized - 30,000,000 shares;
        Issued and outstanding - 8,428,032 and 8,408,821 shares,
        respectively                                                                      84,000             84,000
     Class A Common Stock, $.01 par value; Authorized - 30,000,000 shares;
        Issued  and outstanding - 7,354,875 and 7,334,750 shares,
        respectively                                                                      74,000             73,000
     Capital in excess of par value                                                   93,042,000         91,094,000
     Accumulated other comprehensive loss                                             (2,322,000)        (2,235,000)
     Retained earnings                                                                60,687,000         52,280,000
                                                                                   -------------      -------------
                                                                                     151,565,000        141,296,000
     Less:  Note receivable from employee savings and
            investment plan                                                           (1,451,000)        (2,007,000)
                                                                                   -------------      -------------
        Total shareholders' equity                                                   150,114,000        139,289,000
                                                                                   -------------      -------------
        Total liabilities and shareholders' equity                                 $ 296,356,000      $ 273,163,000
                                                                                   =============      =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                       HEICO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
                                            Six months ended April 30,          Three months ended April 30,
                                        --------------------------------      --------------------------------
                                             2000               1999              2000                1999
                                        -------------      -------------      -------------      -------------
Net sales                               $ 101,488,000      $  60,942,000      $  53,548,000      $  32,731,000
                                        -------------      -------------      -------------      -------------
Operating costs and expenses:
Cost of sales                              63,951,000         35,830,000         33,869,000         19,302,000
Selling, general and administrative
  expenses                                 17,896,000         10,563,000          9,126,000          5,657,000
                                        -------------      -------------      -------------      -------------

Total operating costs and expenses         81,847,000         46,393,000         42,995,000         24,959,000
                                        -------------      -------------      -------------      -------------

Operating income                           19,641,000         14,549,000         10,553,000          7,772,000

Interest expense                           (2,597,000)          (821,000)        (1,379,000)          (225,000)
Interest and other income                     335,000            547,000            125,000            321,000
                                        -------------      -------------      -------------      -------------
Income before income taxes
   and minority interest                   17,379,000         14,275,000          9,299,000          7,868,000

Income tax expense                          6,747,000          5,151,000          3,593,000          2,844,000
                                        -------------      -------------      -------------      -------------
Income before minority interest            10,632,000          9,124,000          5,706,000          5,024,000

Minority interest                           1,828,000          1,831,000            917,000            934,000
                                        -------------      -------------      -------------      -------------
Net income                              $   8,804,000      $   7,293,000      $   4,789,000      $   4,090,000
                                        =============      =============      =============      =============
Net income per share:
   Basic                                        $ .56              $ .52              $ .30              $ .27
                                                =====              =====              =====              =====
   Diluted                                      $ .49              $ .43              $ .27              $ .23
                                                =====              =====              =====              =====
Weighted average number of
common shares outstanding:
   Basic                                   15,763,663         13,911,609         15,773,674         15,307,866
                                        =============      =============      =============      =============
   Diluted                                 18,127,498         16,845,280         18,062,288         18,158,909
                                        =============      =============      =============      =============

Cash dividends per share                        $.025              $.025
                                                =====              =====


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                    HEICO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
                                                                              Six months ended
                                                                                  April 30,
                                                                     -----------------------------------
                                                                         2000                   1999
                                                                     ------------           ------------
Cash flows from operating activities:
   Net income                                                        $  8,804,000           $  7,293,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                      4,413,000              2,411,000
     Deferred income taxes                                                634,000               (636,000)
     Minority interest in consolidated subsidiary                       1,828,000              1,831,000
     Change in assets and liabilities, net of acquisitions:
        (Increase) in accounts receivable                             (11,730,000)            (1,418,000)
        (Increase) in inventories                                      (3,376,000)            (5,178,000)
        (Increase) in prepaid expenses and
           other assets                                                (2,301,000)            (1,346,000)
        Increase (decrease) in trade payables, accrued
          expenses and other current liabilities                        4,492,000             (1,832,000)
        (Decrease) in income taxes payable                               (392,000)              (378,000)
        Other                                                             571,000                172,000
                                                                     ------------           ------------
     Net cash provided by operating activities                          2,943,000                919,000
                                                                     ------------           ------------

Cash flows from investing activities:
     Acquisitions and related costs, net of cash acquired              (9,046,000)           (21,960,000)
     Capital expenditures                                              (4,640,000)            (6,977,000)
     Net purchases of available-for-sale investments                           --             (2,995,000)
     Payment received from employee savings and
         investment plan note receivable                                  556,000                491,000
     Other                                                             (1,153,000)            (1,313,000)
                                                                     ------------           ------------
     Net cash (used in) investing activities                          (14,283,000)           (32,754,000)
                                                                     ------------           ------------

Cash flows from financing activities:
     Proceeds from Class A Common Stock offering                               --             56,187,000
     Proceeds from the issuance of long-term debt:
        Proceeds from revolving credit facility                        11,000,000             22,500,000
        Bond reimbursement proceeds                                            --                513,000
     Principal payments on long-term debt                              (4,445,000)           (42,750,000)
     Proceeds from the exercise of stock options                          188,000                483,000
     Tax benefit on stock option exercises                              1,733,000              1,611,000
     Cash dividends paid                                                 (394,000)              (315,000)
     Additional minority interest investment                               40,000              2,827,000
     Other                                                               (105,000)              (156,000)
                                                                     ------------           ------------
     Net cash provided by financing activities                          8,017,000             40,900,000
                                                                     ------------           ------------
Net (decrease) increase in cash and cash equivalents                   (3,323,000)             9,065,000
Cash and cash equivalents at beginning of year                          6,031,000              8,609,000
                                                                     ------------           ------------
Cash and cash equivalents at end of period                           $  2,708,000           $ 17,674,000
                                                                     ============           ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                 April 30, 2000

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1999. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Accounts receivable are composed of the following:

                                                    April 30, 2000     October 31, 1999
                                                     ------------        ------------
          Accounts receivable                        $ 47,564,000        $ 36,047,000
          Less allowance for doubtful accounts           (579,000)           (721,000)
                                                     ------------        ------------
          Accounts receivable, net                   $ 46,985,000        $ 35,326,000
                                                     ============        ============

In May 2000, one of the Company's customers filed for bankruptcy. The bankruptcy proceedings are in the early stages and the ultimate outcome is not certain at this time. The Company is unable to determine what amount, if any, will be uncollectible. Accordingly, no specific provision for loss has been made in the consolidated condensed financial statements. A full loss of the Company's outstanding receivable from this customer would result in a charge of approximately $700,000 to net income.

Accounts receivable and accrued expenses and current liabilities include amounts related to the production of products under fixed-price contracts exceeding terms of one year. Certain of these contracts recognize revenues on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Certain other contracts have revenues recognized on the completed-contract method. This method is used where the Company does not have adequate historical data to ensure that estimates are reasonably dependable.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, "Costs and estimated earnings in excess of billings on uncompleted percentage of completion contracts," included in accounts receivable, represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted percentage of completion contracts," included in accrued expenses and other current liabilities, represents billings in excess of revenues recognized. Billings are made based on the completion of certain milestones as provided for in the contracts.

Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                                    April 30, 2000
                                                                    --------------
       Costs incurred on uncompleted contracts                       $  3,621,000
       Estimated earnings                                               4,529,000
                                                                    --------------
                                                                        8,150,000

       Less:  Billings to date                                         (5,413,000)
                                                                    --------------
                                                                     $  2,737,000
                                                                    ==============

       Included in accompanying balance
          sheets under the following captions:
          Accounts receivable                                        $  2,763,000
          Accrued expensed and other current liabilities                  (26,000)
                                                                    --------------
                                                                     $  2,737,000
                                                                    ==============

Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on percentage of completion contracts were not material in fiscal 1999.

3.  Inventories are comprised of the following:

                                                                    April 30, 2000          October 31, 1999
                                                                    --------------          ----------------
         Finished products                                          $   16,328,000           $    15,401,000
         Work in process                                                13,922,000                12,801,000
         Materials, parts, assemblies and supplies                      18,899,000                16,970,000
                                                                    --------------          ----------------
         Total inventories                                          $   49,149,000           $    45,172,000
                                                                    ==============          ================

Inventories related to long-term contracts were not significant as of April 30, 2000 and October 31, 1999.

4. In February 2000, the Company, through a subsidiary, acquired selected assets of the former Air-A-Plane Corporation for cash. The purchase price was not significant to the Company's consolidated financial statements.

5.  Long-term debt consists of:

                                                                    April 30, 2000          October 31, 1999
                                                                    --------------          ----------------
     Borrowings under revolving credit facility                        $73,000,000               $66,000,000
     Industrial Development Revenue Bonds - Series 1997A                 3,000,000                 3,000,000
     Industrial Development Revenue Bonds - Series 1997C                   995,000                   995,000
     Industrial Development Revenue Refunding Bonds - Series 1988        1,980,000                 1,980,000
     Equipment loans                                                     1,269,000                 1,526,000
                                                                    --------------               -----------
                                                                        80,244,000                73,501,000
     Less current maturities                                              (494,000)                 (551,000)
                                                                    --------------               -----------
                                                                       $79,750,000               $72,950,000
                                                                    ==============               ===========

Pursuant to the Company's $120 million revolving credit facility (Credit Facility), funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2002. The weighted average interest rate was approximately 7.1% and 6.4% at April 30, 2000 and October 31, 1999, respectively.

In February 2000, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.59% for a two-year period ending February 1, 2002. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on a portion of indebtedness under the Credit Facility. The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense. The bank has the option to call the swap one year after the effective date.

The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997C bonds).

Unexpended proceeds of the Series 1997A and 1997C bonds were $287,000 and $280,000 as of April 30, 2000 and October 31, 1999, respectively, including investment earnings. The balance of the unexpended proceeds will be used to reduce the principal balance in the third quarter 2000. The Series 1997A and 1997C bonds interest rates were 5.3% and 3.8% at April 30, 2000 and October 31, 1999, respectively.

The Series 1988 bonds interest rates were 5.15% and 3.4% at April 30, 2000 and October 31, 1999, respectively.

Equipment loans had interest rates ranging from 8.5% to 9.0% at April 30, 2000 and October 31, 1999.

6. Long-term investments consist of equity securities with an aggregate cost of $6,858,000 as of April 30, 2000 and October 31, 1999. These investments are classified as available-for-sale and stated at a fair value of $3,089,000 and $3,231,000 as of April 30, 2000 and October 31, 1999, respectively. The gross unrealized losses were $3,769,000 and $3,627,000 as of April 30, 2000 and October 31, 1999, respectively. Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income (see Note 10). There were no realized gains or losses during fiscal 1999 and through the first six months of fiscal 2000. The investments are classified as long-term to correspond with management's intentions to hold the investments a minimum of one year.

7. Research and development expenses for the first six months of fiscal 2000 and 1999, which are included as a component of cost of sales, totaled approximately $1.3 million and $550,000, respectively in each of the six-month periods. The expenses for the first six months of 2000 and 1999 are net of $3.0 million and $3.3 million, respectively, received from Lufthansa pursuant to a research and development cooperation agreement entered into on October 30, 1997. Amounts received from Lufthansa and not used as of April 30, 2000 and 1999 were $1.5 million and $588,000 million, respectively, and are recorded as a component of accrued expenses and other current liabilities in the consolidated condensed balance sheets.

8. The Company's effective tax rate increased from 36.1% in the second quarter 1999 to 38.6% in the second quarter 2000 primarily due to increased state taxes and non-deductible goodwill resulting from acquisitions.

9. Information on operating segments for the six months and quarter ended April 30, 2000 and 1999, respectively, for the Flight Support Group (FSG) and the Electronics and Ground Support Group (EGSG) are as follows:

                                                        Segments
                                             -----------------------------
                                                                                 Other,
                                                                                Primarily         Consolidated
                                                  FSG              EGSG         Corporate            Totals
                                                  ---              ----         ---------         ------------
For the six months ended April 30, 2000:
---------------------------------------
Net sales                                    $ 57,540,000     $ 43,948,000      $         --      $101,488,000
Depreciation and amortization                   3,144,000        1,167,000           102,000         4,413,000
Operating income                               15,984,000        6,062,000        (2,405,000)       19,641,000
Capital expenditures                            4,009,000          630,000             1,000         4,640,000

For the six months ended April 30, 1999:
---------------------------------------
Net sales                                    $ 43,018,000     $ 17,924,000      $         --      $ 60,942,000
Depreciation and amortization                   1,991,000          341,000            79,000         2,411,000
Operating income                               15,427,000        1,716,000        (2,594,000)       14,549,000
Capital expenditures                            6,361,000          601,000            15,000         6,977,000

For the quarter ended April 30, 2000:
------------------------------------
Net sales                                    $ 29,345,000     $ 24,203,000      $         --      $ 53,548,000
Depreciation and amortization                   1,541,000          602,000            51,000         2,194,000
Operating income                                8,082,000        3,531,000        (1,060,000)       10,553,000
Capital expenditures                            2,209,000          487,000                --         2,696,000

For the quarter ended April 30, 1999:
------------------------------------
Net sales                                    $ 22,250,000     $ 10,481,000      $         --      $ 32,731,000
Depreciation and amortization                     950,000          195,000            34,000         1,179,000
Operating income                                7,920,000        1,253,000        (1,401,000)        7,772,000
Capital expenditures                            2,964,000         (106,000)           10,000         2,868,000


Total assets held by the operating segments as of April 30, 2000 and October 31, 1999 are as follows:

                                                        Segments
                                             -----------------------------
                                                                                 Other,
                                                                                Primarily         Consolidated
                                                  FSG              EGSG         Corporate            Totals
                                                  ---              ----         ---------         ------------
As of April 30, 2000                         $181,395,000     $105,090,000      $ 9,871,000       $296,356,000
As of October 31, 1999                        173,635,000       89,486,000       10,042,000        273,163,000

10.  The Company's comprehensive income consists of:

                                        Six months ended April 30,       Three months ended April 30,
                                       ----------------------------      ----------------------------
                                          2000             1999             2000              1999
                                       -----------      -----------      -----------      -----------
Net income                             $ 8,804,000      $ 7,293,000      $ 4,789,000      $ 4,090,000
Other comprehensive (loss) income:
   Unrealized holding (loss) gain
   on investments                         (142,000)         502,000          752,000         (975,000)

Tax benefit (expense)                       55,000         (176,000)        (289,000)         374,000
                                       -----------      -----------      -----------      -----------
Comprehensive income                   $ 8,717,000      $ 7,619,000      $ 5,252,000      $ 3,489,000
                                       ===========      ===========      ===========      ===========

Accumulated other comprehensive loss as of April 30, 2000 and October 31, 1999 includes unrealized (loss) on investments as follows:

                                                             Accumulated Other
                                                            Comprehensive Loss
                                                            ------------------
         Balance, October 31, 1998                             $ (1,142,000)
         Unrealized holding (loss) on investments,
            net of tax benefit of $721,000                       (1,093,000)
                                                               ------------
         Balance, October 31, 1999                               (2,235,000)
         Unrealized holding (loss) on investments,
            net of tax benefit of $55,000                           (87,000)
                                                               ------------
         Balance, April 30, 2000                               $ (2,322,000)
                                                               ============

11. In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. The Company filed counterclaims against UTC. UTC filed an answer denying the counterclaims.

In March 2000, the Company settled the litigation with UTC. As part of the settlement, the Company received a permanent license to make and sell parts which were the subject of the litigation, and UTC was paid a pre-paid sum for such license. The settlement is not expected to materially affect the Company's earnings or financial condition.

In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a the Aetna Casualty and Surety Co. (Travelers). In June 1999, the Travelers lawsuit was dismissed by the federal court based on a lack of jurisdiction. Travelers has appealed the dismissal. The complaint sought reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in the above referenced litigation with UTC. In addition, Travelers sought a declaratory judgment that the Company did not and does not have insurance coverage under certain insurance policies with Travelers and accordingly, that Travelers did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Travelers' lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

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

12. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 beginning November 1, 2000. The Company has not yet quantified the impact of adopting SFAS 133 on the Company's consolidated financial statements.

13. In June 2000, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Future Aviation, Inc. (Future) for $14 million in cash paid at closing. Future is engaged in the repair and overhaul of aircraft accessory components principally serving the regional and commuter aircraft market.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In February 2000, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.59% for a two-year period ending February 1, 2002. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on a portion of indebtedness under the Credit Facility. The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense. The bank has the option to call the swap one year after the effective date.

In March 2000, the Company settled its litigation with United Technologies Corporation (UTC) discussed in Note 11 to the consolidated financial statements. As part of the settlement, the Company received a permanent license to make and sell parts which were the subject of the litigation, and UTC was paid a pre-paid sum for such license. The settlement is not expected to materially affect the Company's earnings or financial condition.

In May 2000, one of our customers filed for bankruptcy. This customer contributed sales of approximately $2 million in the first half of fiscal year 2000. The ultimate outcome of the bankruptcy proceedings is not certain at this time and the Company is unable to determine what amount, if any, will be uncollectible. Accordingly, no specific provision for loss has been made in the consolidated condensed financial statements. A full loss of the Company's outstanding receivable from this customer would result in a charge of approximately $700,000 to net income.

Results of Operations

For the periods indicated, the following table sets forth net sales by operating segment and the percentage of net sales represented by the respective items in the Company's Consolidated Condensed Statements of Operations.

                              Six months ended April 30,     Three months ended April 30,
                              --------------------------     ----------------------------
                                 2000            1999          2000            1999
                              ----------      ----------     ---------      ---------
                                              (Dollar amounts in thousands)
Net sales
FSG                           $   57,540      $  43,018      $  29,345      $  22,250
EGSG                              43,948         17,924         24,203         10,481
                              ----------      ---------      ---------      ---------
                              $  101,488      $  60,942      $  53,548      $  32,731
                              ==========      =========      =========      =========
Net sales                         100.0%         100.0%         100.0%         100.0%
Gross profit                       37.0%          41.2%          36.8%          41.0%
Selling, general and
  administrative expenses          17.6%          17.3%          17.0%          17.3%
Operating income                   19.4%          23.9%          19.7%          23.7%
Interest expense                    2.6%           1.3%           2.6%           0.7%
Interest and other income           0.3%           0.9%           0.2%           1.0%
Income tax expense                  6.7%           8.5%           6.7%           8.7%
Minority interest                   1.8%           3.0%           1.7%           2.9%
Net income                          8.7%          12.0%           8.9%          12.5%

Comparison of First Six Months of 2000 to First Six Months of 1999

Net Sales

Net sales for the first six months of 2000 totaled $101.5 million, up 67% when compared to the first six months of 1999 net sales of $60.9 million.

The increase in sales for the first six months of 2000 reflects an increase of $14.5 million (a 34% increase) to $57.5 million in revenues from the FSG and an increase of $26.0 million (a 145% increase) to $43.9 million in revenues from the EGSG. The FSG sales increase represents revenues of $9.4 million from newly-acquired businesses (Air Radio and Thermal). The balance of $5.1 million reflects increases in sales of new products and services, including newly developed and acquired FAA-approved jet engine replacement parts. The EGSG sales increase reflects $14.7 million from internal growth and $11.3 from acquired businesses (Radiant, Leader Tech and SBIR). The internal growth in the EGSG is primarily attributed to sales of new products and increased market penetration.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 37.0% for the first six months of 2000 as compared to 41.2% for the first six months of 1999. This decrease reflects lower margins within the FSG contributed by certain acquired businesses, softness in demand for our higher margin replacement parts, less favorable product mix, and the benefit realized in fiscal 1999 from favorable pricing under certain contracts. Lower gross margins in the FSG were partially offset by increased margins in the EGSG resulting primarily from higher gross profit margins contributed by the acquired businesses. Cost of sales amounts for the first six months of 2000 and first six months of 1999 include approximately $1,323,000 and $550,000 of new product and development expenses, respectively. These amounts are net of $3.0 million and $3.3 million received from Lufthansa in the first six months of 2000 and 1999, respectively. Pursuant to the research and development agreement with Lufthansa, a total of $2.8 million remained available to reimburse new product and development expenses at April 30, 2000. Accordingly, total new product development expense is likely to increase by approximately $1 million for the full fiscal 2000.

Selling, general and administrative (SG&A) expenses increased $7.3 million to $17.9 million for the first six months of 2000 from $10.6 million for the first six months of 1999. The increase results primarily from the inclusion of SG&A expenses of acquired companies, including additional goodwill amortization and increases in both operating segments related to internal sales growth. As a percentage of net sales, SG&A expenses increased to 17.6% for the first six months of 2000 compared to 17.3% for the first six months of 1999 primarily resulting from higher selling costs in the FSG associated with expanding product lines and higher goodwill amortization resulting from acquired businesses.

Operating Income

Operating income increased $5.1 million to $19.6 million (a 35% increase) for the first six months of 2000 from $14.5 million for the first six months of 1999. The increase in operating income reflects an increase of $600,000 (a 4% increase) from $15.4 million to $16 million in the Company's FSG and an increase of $4.4 million (a 253% increase) from $1.7 million to $6.1 million in the Company's EGSG. The increases in operating income were due primarily to increases in sales in the EGSG and FSG, and higher gross profit margins in the EGSG offset by lower margins in the FSG discussed above.

As a percentage of net sales, operating income decreased from 23.9% in the first six months of 1999 to 19.4% in the first six months of 2000 primarily reflecting lower gross profit margins within the FSG and the increase in SG&A expenses as a percentage of net sales discussed above. The FSG's operating income as a percentage of net sales declined from 35.9% in the first six months of 1999 to 27.8% in the first six months of 2000 due to lower gross profit margins, higher selling costs and higher goodwill amortization discussed above. The EGSG's operating income as a percentage of net sales improved from 9.6% in the first six months of 1999 to 13.8% in the first six months of 2000. This improvement reflects higher gross margins contributed by acquired businesses.

Interest Expense

Interest expense increased $1,776,000 to $2,597,000 from the first six months of 1999 to the first six months of 2000. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance the Company's acquisitions in fiscal 1999.

Interest and Other Income

Interest and other income decreased $212,000 to $335,000 from the first six months of 1999 to the first six months of 2000 due principally to the decrease in invested funds used for acquisitions in fiscal 1999.

Minority Interest

Minority interest represents the 20% minority interest held by Lufthansa.

Net income

The Company's net income totaled $8.8 million, or $.49 per diluted share, in the first six months of 2000, improving 21% from net income of $7.3 million, or $.43 per diluted share, in the first six months of 1999.

The improvement in net income for the first six months of 2000 over the first six months of 1999 is primarily attributable to the increased operating income discussed above. The increase was partially offset by the aforementioned higher interest costs, as well as an increase in the Company's effective tax rate. The Company's effective tax rate increased from 36.1% for the first six months of 1999 to 38.8% in the first six months of 2000 primarily due to increased state taxes and non-deductible goodwill resulting from acquisitions.

Cash earnings per share or net income per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill) increased 23% to $.59 in the first six months of fiscal year 2000 from $.48 in the first half of fiscal year 1999.

Comparison of Second Quarter 2000 to Second Quarter 1999

Net Sales

Net sales for the second quarter 2000 totaled $53.5 million, up 64% when compared to the second quarter 1999 net sales of $32.7 million.

The increase in second quarter 2000 sales reflects an increase of $7.1 million (a 32% increase) to $29.3 million in revenues from the FSG and an increase of $13.7 million (a 131% increase) to $24.2 million in revenues from the EGSG. The FSG sales increase represents revenues of $4.7 million from newly-acquired businesses (Air Radio and Thermal). The balance of $2.4 million reflects increases in sales of new products and services, including newly developed and acquired FAA-approved jet engine replacement parts. The EGSG sales increase reflects $8.5 million from internal growth and $5.2 from acquired businesses (Leader Tech and SBIR). The internal growth in the EGSG is primarily attributed to sales of new products and increased market penetration.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 36.8% for the second quarter 2000 as compared to 41.0% for the second quarter 1999. This decrease reflects lower margins within the FSG contributed by certain acquired businesses, softness in demand for our higher margin replacement parts, less favorable product mix, and the benefit realized in fiscal 1999 from favorable pricing under certain contracts. Lower gross margins in the FSG were partially offset by increased margins in the EGSG resulting primarily from higher gross profit margins contributed by the acquired businesses. Cost of sales amounts for the second quarter 2000 and second quarter 1999 include approximately $758,000 and $298,000, respectively, of new product and development expenses. These amounts are net of $1.6 million and $1.7 million received from Lufthansa in the second quarter of 2000 and 1999, respectively.

Selling, general and administrative (SG&A) expenses increased $3.4 million to $9.1 million for the second quarter 2000 from $5.7 million for the second quarter 1999. The increase results primarily from the inclusion of SG&A expenses of acquired companies, including additional goodwill amortization and increases in both operating segments related to internal sales growth. As a percentage of net sales, SG&A expenses increased to 17.0% for the second quarter 2000 compared to 17.3% for the second quarter 1999 primarily resulting from continuing efforts to control costs while increasing revenues offset by higher selling costs in the FSG associated with expanding product lines and higher goodwill amortization.

Operating Income

Operating income increased $2.8 million to $10.6 million (a 36% increase) for the second quarter 2000 from $7.8 million for the second quarter 1999. The increase in operating income reflects an increase of $200,000 (a 2% increase) from $7.9 million to $8.1 million in the Company's FSG and an increase of $2.2 million (a 182% increase) from $1.3 million to $3.5 million in the Company's EGSG. The increases in operating income were due primarily to increases in sales in the EGSG and FSG and higher gross profit margins in the EGSG offset by lower margins in the FSG discussed above.

As a percentage of net sales, operating income decreased from 23.7% in the second quarter 1999 to 19.7% in the second quarter 2000 primarily reflecting lower gross profit margins within the FSG and the increase in SG&A expenses as a percentage of net sales discussed above. The FSG's operating income as a percentage of net sales declined from 35.6% in the second quarter 1999 to 27.5% in the second quarter 2000 due to lower gross profit margins, higher selling costs, and higher goodwill amortization discussed above. The EGSG's operating income as a percentage of net sales improved from 12.0% in the second quarter 1999 to 14.6% in the second quarter 2000. This improvement reflects higher gross margins contributed by acquired businesses.

Interest Expense

Interest expense increased $1,154,000 to $1,379,000 from the second quarter 1999 to the second quarter 2000. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance the Company's acquisitions in fiscal 1999.

Interest and Other Income

Interest and other income decreased $196,000 to $125,000 from the second quarter 1999 to the first quarter 2000 due principally to the decrease in invested funds used for acquisitions in fiscal 1999.

Minority Interest

Minority interest represents the 20% minority interest held by Lufthansa.

Net income

The Company's net income totaled $4.8 million, or $.27 per diluted share, in the second quarter 2000, improving 17% from net income of $4.1 million, or $0.23 per diluted share, in the second quarter 1999.

The improvement in net income for the second quarter 2000 over the second quarter 1999 is primarily attributable to the increased operating income discussed above. The increase was partially offset by the aforementioned higher interest costs, as well as an increase in the Company's effective tax rate. The Company's effective tax rate increased from 36.1% in the second quarter 1999 to 38.6% in the second quarter 2000 primarily due to increased state taxes and non-deductible goodwill resulting from acquisitions.

Cash earnings per share or net income per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill) increased 28% to $.32 per share in the second quarter of fiscal year 2000 from $.25 per share in the second quarter of fiscal year 1999.

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

Operating Activities

The Company's cash flow from operations was $2.9 million for the first six months of 2000, principally reflecting net income of $8.8 million, adjustments for depreciation and amortization and minority interest of 4.4 million and $1.8 million, respectively, offset by an increase in net operating assets of $13.2 million. The increase in net operating assets primarily resulted from an increase in accounts receivable reflecting sales growth, extended payment terms under certain EGSG contracts and an increase in inventories to meet higher production requirements.

Investing Activities

The principal cash used in investing activities in the first six months of 2000 was cash used for payments for acquisitions and related costs totaling $9.0 million and capital expenditures, which totaled $4.6 million primarily representing the construction of a new facility and purchases of machinery and equipment.

Financing Activities

The Company's principal financing activities during the first six months of 2000 included net proceeds of $7.0 million from the Company's Credit Facility. In addition, the Company received $1.7 million in tax benefits related to stock option exercises.

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

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The primary market risk to which the Company has exposure is interest rate risk. Changes in interest rates can affect the Company's net income and cash flows. In order to manage interest rate risk, in February 2000, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.59% for a two-year period ending February 1, 2002. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations. This financial instrument carries a number of risks, including a risk of non-performance on the part of the counterparty and a risk that the financial instrument will not function as expected. This risk is mitigated by entering into the agreement with a financial institution with investment grade credit rating.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments in previously reported litigation involving the Company and its subsidiaries except as discussed in Note 11 to the consolidated condensed financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on March 21, 2000, the Company's shareholders elected eight directors.

         The number of votes cast for and withheld for each nominee for director were as follows:

         Director                               For                  Withheld
         --------                               ---                  --------
         Jacob T. Carwile                    8,226,909                93,029
         Samuel L. Higginbottom              8,226,667                93,271
         Eric A. Mendelson                   8,237,200                82,738
         Laurans A. Mendelson                8,241,443                78,495
         Victor H. Mendelson                 8,236,067                83,871
         Albert Morrison, Jr.                8,240,443                79,495
         Dr. Alan Schriesheim                8,240,828                79,110
         Guy C. Shafer                       8,226,835                93,103

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (27) Financial data schedule

         (b) A report on Form 8-K was filed by the Company dated March 17, 2000, reported under Item 5, "Other Events," related to the Company's settlement agreement with United Technologies Corporation ("UTC") for all litigation between UTC and the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEICO CORPORATION
                                       -----------------
                                          (Registrant)




    June 8, 2000                       BY /s/Thomas S. Irwin
---------------------                  -----------------------------
         Date                          Thomas S. Irwin, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EHXIBIT INDEX

EXHIBIT                 DESCRIPTION
  27               Financial Data Schedule