Form 10-Q
period 2000-07-31
HEICO CORP
filed 2000-09-08
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

                                Yes (X)   No ( )

The number of shares outstanding of each of the Registrant's classes of common stock as of August 31, 2000:

             Title of Class                         Shares Outstanding
       Common Stock, $.01 par value                     8,472,108
   Class A Common Stock, $.01 par value                 8,950,754

                                HEICO CORPORATION

                                      INDEX

                                                                                Page No.
                                                                                --------
Part I. Financial Information:

     Item 1.  Consolidated Condensed Balance Sheets as of
                  July 31, 2000 (unaudited) and October 31, 1999                    2

              Consolidated Condensed Statements of Operations (unaudited)
                  for the nine and three months ended July 31, 2000 and 1999        3

              Consolidated Condensed Statements of Cash Flows (unaudited)
                  for the nine months ended July 31, 2000 and 1999                  4

              Notes to Consolidated Condensed Financial Statements (unaudited)      5

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks           20

Part II. Other Information:

     Item 1.  Legal Proceedings                                                     21

     Item 6.  Exhibits and Reports on Form 8-K                                      21


                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                                  July 31, 2000    October 31, 1999
                                                                                  -------------     -------------
                                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $   2,304,000     $   6,031,000
     Accounts receivable, net                                                        52,241,000        35,326,000
     Inventories                                                                     51,564,000        45,172,000
     Prepaid expenses and other current assets                                        4,517,000         2,527,000
     Deferred income taxes                                                            1,594,000         1,534,000
                                                                                  -------------     -------------
        Total current assets                                                        112,220,000        90,590,000

Property, plant and equipment less accumulated depreciation
     of $20,095,000 and $18,588,000, respectively                                    33,824,000        28,336,000
Intangible assets less accumulated amortization of
     $11,116,000 and $5,911,000, respectively                                       157,533,000       143,557,000
Unexpended bond proceeds                                                                     --           280,000
Long-term investments                                                                 4,532,000         3,231,000
Deferred income taxes                                                                        --         1,366,000
Other assets                                                                          9,232,000         5,803,000
                                                                                  -------------     -------------
        Total assets                                                              $ 317,341,000     $ 273,163,000
                                                                                  =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                         $     483,000     $     551,000
     Trade accounts payable                                                          10,312,000        11,070,000
     Accrued expenses and other current liabilities                                  18,101,000        15,299,000
     Income taxes payable                                                                    --           392,000
                                                                                  -------------     -------------
        Total current liabilities                                                    28,896,000        27,312,000

Long-term debt, net of current maturities                                            96,274,000        72,950,000
Other non-current liabilities                                                         3,894,000         3,590,000
                                                                                  -------------     -------------
        Total liabilities                                                           129,064,000       103,852,000
                                                                                  -------------     -------------
Minority interest in consolidated subsidiary                                         32,718,000        30,022,000
                                                                                  -------------     -------------

Commitments and contingencies (Notes 4, 12 and 14)
Shareholders' equity:
     Preferred Stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable
        in series; 200,000 designated as Series A
        Junior Participating Preferred Stock, none issued                                    --                --
     Common Stock, $.01 par value; Authorized -
        30,000,000 shares; Issued and outstanding -
        8,454,164 and 8,408,821 shares, respectively                                     85,000            84,000
     Class A Common Stock, $.01 par value;
        Authorized - 30,000,000 shares; Issued  and
        outstanding - 8,948,300 and 8,909,107 shares,
        respectively (as restated - Note 2)                                              89,000            73,000
     Capital in excess of par value                                                 110,449,000        91,094,000
     Accumulated other comprehensive loss                                            (1,433,000)       (2,235,000)
     Retained earnings                                                               47,820,000        52,280,000
                                                                                  -------------     -------------
                                                                                    157,010,000       141,296,000
     Less:  Note receivable from employee savings and
            investment plan                                                          (1,451,000)       (2,007,000)
                                                                                  -------------     -------------
        Total shareholders' equity                                                  155,559,000       139,289,000
                                                                                  -------------     -------------
        Total liabilities and shareholders' equity                                $ 317,341,000     $ 273,163,000
                                                                                  =============     =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                         Nine months ended July 31,           Three months ended July 31,
                                       -------------------------------     -------------------------------
                                           2000              1999              2000              1999
                                       -------------     -------------     -------------     -------------
Net sales                              $ 155,400,000     $  96,535,000     $  53,912,000     $  35,593,000
                                       -------------     -------------     -------------     -------------
Operating costs and expenses:
Cost of sales                             98,184,000        56,944,000        34,233,000        21,114,000
Selling, general and administrative
  expenses                                27,242,000        16,608,000         9,346,000         6,045,000
                                       -------------     -------------     -------------     -------------
Total operating costs and expenses       125,426,000        73,552,000        43,579,000        27,159,000
                                       -------------     -------------     -------------     -------------
Operating income                          29,974,000        22,983,000        10,333,000         8,434,000

Interest expense                          (4,272,000)       (1,072,000)       (1,675,000)         (251,000)
Interest and other income                    609,000           727,000           274,000           180,000
                                       -------------     -------------     -------------     -------------
Income before income taxes
   and minority interest                  26,311,000        22,638,000         8,932,000         8,363,000

Income tax expense                        10,130,000         8,263,000         3,383,000         3,112,000
                                       -------------     -------------     -------------     -------------
Income before minority interest           16,181,000        14,375,000         5,549,000         5,251,000

Minority interest                          2,656,000         2,731,000           828,000           900,000
                                       -------------     -------------     -------------     -------------
Net income                             $  13,525,000     $  11,644,000     $   4,721,000     $   4,351,000
                                       =============     =============     =============     =============
Net income per share:
   Basic                               $         .78     $         .73     $         .27     $         .25
                                       =============     =============     =============     =============
   Diluted                             $         .68     $         .61     $         .24     $         .21
                                       =============     =============     =============     =============
Weighted average number of
   common shares outstanding:
   Basic                                  17,351,608        15,960,472        17,374,764        17,275,875
                                       =============     =============     =============     =============
   Diluted                                19,904,387        19,138,627        19,832,663        20,356,266
                                       =============     =============     =============     =============
Cash dividends per share               $        .045     $        .045
                                       =============     =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                    Nine months ended
                                                                         July 31,
                                                               -----------------------------
                                                                   2000             1999
                                                               ------------     ------------
Cash flows from operating activities:
   Net income                                                  $ 13,525,000     $ 11,644,000
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                6,887,000        4,057,000
     Deferred income taxes                                        1,219,000         (564,000)
     Minority interest in consolidated subsidiary                 2,656,000        2,731,000
     Tax benefit on stock option exercises                        1,729,000        1,622,000
     Change in assets and liabilities, net of acquisitions:
        (Increase) in accounts receivable                       (15,342,000)      (1,063,000)
        (Increase) in inventories                                (4,594,000)      (8,753,000)
        (Increase) in prepaid expenses and
           other assets                                          (2,527,000)        (508,000)
        (Increase) in unexpended bond proceeds                     (102,000)        (118,000)
        Increase in trade payables, accrued
          expenses and other current liabilities                  1,823,000           72,000
        (Decrease) in income taxes payable                         (483,000)        (252,000)
        Other                                                       612,000          290,000
                                                               ------------     ------------
     Net cash provided by operating activities                    5,403,000        9,158,000
                                                               ------------     ------------
Cash flows from investing activities:
     Acquisitions and related costs, net of cash acquired       (23,905,000)     (83,523,000)
     Capital expenditures                                        (7,858,000)     (10,034,000)
     Net purchases of available-for-sale investments                     --       (2,441,000)
     Payment received from employee savings and
         investment plan note receivable                            556,000          491,000
     Other                                                         (827,000)      (1,842,000)
                                                               ------------     ------------
     Net cash (used in) investing activities                    (32,034,000)     (97,349,000)
                                                               ------------     ------------
Cash flows from financing activities:
     Proceeds from Class A Common Stock offering                         --       56,187,000
     Proceeds from the issuance of long-term debt:
        Proceeds from revolving credit facility                  28,000,000       70,500,000
        Bond reimbursement proceeds                                 287,000          513,000
        Other                                                            --          836,000
     Principal payments on long-term debt                        (4,932,000)     (44,017,000)
     Proceeds from the exercise of stock options                    459,000          530,000
     Repurchases of common stock                                   (105,000)        (105,000)
     Cash dividends paid                                           (846,000)        (708,000)
     Additional minority interest investment                         40,000        2,827,000
     Other                                                            1,000         (247,000)
                                                               ------------     ------------
     Net cash provided by financing activities                   22,904,000       86,316,000
                                                               ------------     ------------
Net (decrease) in cash and cash equivalents                      (3,727,000)      (1,875,000)
Cash and cash equivalents at beginning of year                    6,031,000        8,609,000
                                                               ------------     ------------
Cash and cash equivalents at end of period                     $  2,304,000     $  6,734,000
                                                               ============     ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                  July 31, 2000

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 1999. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. In June 2000 the Board of Directors declared a 10% stock dividend on all shares outstanding payable in Class A Common shares. The dividends were paid on July 21, 2000 to shareholders of record July 10, 2000. The 10% dividends were valued based on the closing market price of the Company's Class A stock as of the day prior to the declaration date. All income per share, dividend per share and shares outstanding information has been retroactively restated to reflect the stock dividend.

3. Effective June 1, 2000, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Future Aviation, Inc. (Future) for $14 million in cash paid at closing. The source of the purchase price was proceeds from the Company's Credit Facility. This acquisition has been accounted for using the purchase method of accounting and the results of operations at Future were included in the Company's results effective June 1, 2000. The excess of the purchase price over the fair value of the identifiable net assets acquired was approximately $12 million and is being amortized over 20 years. Had Future been acquired as of the beginning of fiscal 2000, the pro forma consolidated results would not have been materially different from the reported results. Future is engaged in the repair and overhaul of aircraft accessory components principally serving the regional and commuter aircraft market.

In February 2000, the Company, through a subsidiary, acquired selected assets of the former Air-A-Plane Corporation for cash. The purchase price was not significant to the Company's consolidated financial statements.

4. Accounts receivable are composed of the following:

                                           July 31, 2000   October 31, 1999
                                            ------------     ------------
    Accounts receivable                     $ 52,766,000     $ 36,047,000
    Less allowance for doubtful accounts        (525,000)        (721,000)
                                            ------------     ------------
    Accounts receivable, net                $ 52,241,000     $ 35,326,000
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

Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                        July 31, 2000
                                                         ------------
    Costs incurred on uncompleted contracts              $  4,375,000
    Estimated earnings                                      5,941,000
                                                         ------------
                                                           10,316,000

    Less: Billings to date                                 (7,911,000)
                                                         ------------
                                                         $  2,405,000
                                                         ============
    Included in accompanying balance
       sheets under the following captions:
       Accounts receivable                               $  2,539,000
       Accrued expensed and other current liabilities        (134,000)
                                                         ------------
                                                         $  2,405,000
                                                         ============

Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on percentage of completion contracts were not material in fiscal 1999.

5. Inventories are comprised of the following:

                                                               July 31, 2000   October 31, 1999
                                                                ------------     ------------
Finished products                                               $ 17,073,000     $ 15,401,000
Work in process                                                   12,642,000       12,801,000
Materials, parts, assemblies and supplies                         21,849,000       16,970,000
                                                                ------------     ------------
Total inventories                                               $ 51,564,000     $ 45,172,000
                                                                ============     ============

Inventories related to long-term contracts were not significant as of July 31, 2000 and October 31, 1999.

6. Long-term debt consists of:

                                                               July 31, 2000   October 31, 1999
                                                                ------------     ------------
Borrowings under revolving credit facility                      $ 90,000,000     $ 66,000,000
Industrial Development Revenue Bonds - Series 1997A                3,000,000        3,000,000
Industrial Development Revenue Bonds - Series 1997C                  635,000          995,000
Industrial Development Revenue Refunding Bonds - Series 1988       1,980,000        1,980,000
Equipment loans                                                    1,142,000        1,526,000
                                                                ------------     ------------
                                                                  96,757,000       73,501,000
Less current maturities                                             (483,000)        (551,000)
                                                                ------------     ------------
                                                                $ 96,274,000     $ 72,950,000
                                                                ============     ============

Pursuant to the Company's $120 million revolving credit facility, as amended (Credit Facility), funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2003. The weighted average interest rate was approximately 7.6% and 6.4% at July 31, 2000 and October 31, 1999, respectively.

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

The industrial development revenue bonds represent bonds issued by Broward County, Florida in 1988 (Series 1988 bonds), and bonds issued by Manatee County, Florida in 1997 (Series 1997A and Series 1997C bonds). The Series 1997A and 1997C bonds interest rates were 4.45% and 3.8% at July 31, 2000 and October 31, 1999, respectively. The Series 1988 bonds interest rates were 4.3% and 3.4% at July 31, 2000 and October 31, 1999, respectively.

Equipment loans had interest rates ranging from 9.5% to 10.0% at July 31, 2000 and 8.5% to 9.0% at October 31, 1999.

7. Long-term investments consist of equity securities with an aggregate cost of $6,858,000 as of July 31, 2000 and October 31, 1999. These investments are classified as available-for-sale and stated at a fair value of $4,532,000 and $3,231,000 as of July 31, 2000 and October 31, 1999, respectively. The gross unrealized losses were $2,326,000 and $3,627,000 as of July 31, 2000 and October 31, 1999, respectively. Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income (see Note 11). There were no realized gains or losses during fiscal 1999 and through the first nine months of fiscal 2000. The investments are classified as long-term to correspond with management's intentions to hold the investments a minimum of one year.

8. New product research and development expenses for the first nine months of fiscal 2000 and 1999, which are included as a component of cost of sales, totaled approximately $1.9 million and $850,000, respectively, in each of the nine-month periods. The expenses for the first nine months of 2000 and 1999 are net of $4.7 million and $5.0 million, respectively, received from Lufthansa pursuant to a research and development cooperation agreement entered into on October 30, 1997. Amounts received from Lufthansa and not used as of July 31, 2000 and 1999 were $1.5 million and $3.1 million, respectively, and are recorded as a component of accrued expenses and other current liabilities in the consolidated condensed balance sheets.

9. The Company's effective tax rate increased from 36.5% in the third quarter 1999 to 38.5% in the third quarter 2000 primarily due to increased state taxes and non-deductible goodwill resulting from acquisitions.

10. Information on operating segments for the nine months and quarter ended July 31, 2000 and 1999, respectively, for the Flight Support Group (FSG) and the Electronics and Ground Support Group (EGSG) are as follows:

                                                      Segments
                                            ----------------------------
                                                                               Other,
                                                                             Primarily       Consolidated
                                                 FSG             EGSG        Corporate          Totals
                                            ------------    ------------    ------------     ------------
For the nine months ended July 31, 2000:
----------------------------------------
Net sales                                   $ 87,120,000    $ 68,280,000    $         --     $155,400,000
Depreciation and amortization                  4,941,000       1,792,000         154,000        6,887,000
Operating income                              23,426,000       9,574,000      (3,026,000)      29,974,000
Capital expenditures                           6,612,000       1,240,000           6,000        7,858,000

For the nine months ended July 31, 1999:
----------------------------------------
Net sales                                   $ 66,447,000    $ 30,088,000    $         --     $ 96,535,000
Depreciation and amortization                  3,257,000         663,000         137,000        4,057,000
Operating income                              23,234,000       3,226,000      (3,477,000)      22,983,000
Capital expenditures                           9,286,000         731,000          17,000       10,034,000

For the quarter ended July 31, 2000:
------------------------------------
Net sales                                   $ 29,580,000    $ 24,332,000    $         --     $ 53,912,000
Depreciation and amortization                  1,797,000         625,000          52,000        2,474,000
Operating income                               7,442,000       3,512,000        (621,000)      10,333,000
Capital expenditures                           2,603,000         610,000           5,000        3,218,000

For the quarter ended July 31, 1999:
------------------------------------
Net sales                                   $ 23,429,000    $ 12,164,000    $         --     $ 35,593,000
Depreciation and amortization                  1,266,000         322,000          58,000        1,646,000
Operating income                               7,807,000       1,510,000        (883,000)       8,434,000
Capital expenditures                           2,925,000         130,000           2,000        3,057,000

Total assets held by the operating segments as of July 31, 2000 and October 31, 1999 are as follows:

                                    Segments
                          ----------------------------
                                                             Other,
                                                           Primarily      Consolidated
                              FSG             EGSG         Corporate         Totals
                          ------------    ------------    ------------    ------------
As of July 31, 2000       $199,365,000    $108,018,000    $  9,958,000    $317,341,000
As of October 31, 1999     173,635,000      89,486,000      10,042,000     273,163,000

11. The Company's comprehensive income consists of:

                                        Nine months ended July 31,       Three months ended July 31,
                                      -----------------------------     -----------------------------
                                          2000             1999             2000             1999
                                      ------------     ------------     ------------     ------------
Net income                            $ 13,525,000     $ 11,644,000     $  4,721,000     $  4,351,000
Other comprehensive income (loss):
   Unrealized holding gain (loss)
   on investments                        1,300,000         (229,000)       1,442,000         (731,000)
Tax (expense) benefit                     (498,000)         104,000         (553,000)         280,000
                                      ------------     ------------     ------------     ------------
Comprehensive income                  $ 14,327,000     $ 11,519,000     $  5,610,000     $  3,900,000
                                      ============     ============     ============     ============

Accumulated other comprehensive loss as of July 31, 2000 and October 31, 1999 includes unrealized (loss) on investments as follows:

                                                   Accumulated Other
                                                   Comprehensive Loss
                                                       -----------
          Balance, October 31, 1998                    $(1,142,000)
          Unrealized holding (loss) on investments,
             net of tax benefit of $721,000             (1,093,000)
                                                       -----------
          Balance, October 31, 1999                     (2,235,000)
          Unrealized holding gain on investments,
             net of tax expense of $498,000                802,000
                                                       -----------
          Balance, July 31, 2000                       $(1,433,000)
                                                       ===========

12. In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. The Company filed counterclaims against UTC. UTC filed an answer denying the counterclaims.

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

13. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 beginning November 1, 2000. The Company has not yet quantified the impact of adopting SFAS 133 on the Company's consolidated financial statements.

In July 2000, the Emerging Issues Task Force ("EITF") issued "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" ("EITF 00-15"). This Issue addresses the cash flow statement presentation of the windfall tax benefit associated with nonqualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by the Company upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 as of July 31, 2000 and as such has reclassified the income tax benefit realized on stock options into the cash provided by operating activities for both periods presented.

In July 2000, the EITF issued "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation" ("EITF 00-16"). This issue addresses how an entity should account for employer payroll taxes on stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation." That stock-based compensation may be in the form of options to buy the employer entity's stock, restricted stock awards, stock appreciation rights, or other arrangements covered by that literature. This Issue addresses the timing of the recognition by the Company of the employer payroll tax liability and requires that this liability be recognized when the tax obligation is triggered. The Company adopted EITF 00-16 effective July 31, 2000, however, such adoption did not have an effect on the Company's financial position or results of operations.

14. In August 2000, the Company entered into a definitive agreement to sell its Trilectron Industries, Inc. subsidiary to a subsidiary of Illinois Tool Works Inc. for $52,500,000 in cash payable at closing plus assumption of approximately $4.3 million of long-term debt. The transaction, which is subject to customary closing conditions, is expected to be completed within 90 days of the signing of the agreement. The Company anticipates that it will report a net gain of $9 to $11 million after taxes from the transaction.

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

Our Flight Support Group (FSG) consists of HEICO Aerospace Holdings Corp. and its subsidiaries; HEICO Aerospace Corporation, Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), Aircraft Technology, Inc. (ATI), Northwings Accessories Corp. (Northwings), McClain International, Inc. (McClain), Associated Composite, Inc. (ACI), Rogers-Dierks, Inc. (Rogers-Dierks) acquired December 1998, Air Radio & Instruments Corp. (Air Radio) acquired May 1999, Turbine Kinetics, Inc. (Turbine) acquired June 1999, Thermal Structures, Inc. (Thermal) acquired June 1999 and Future Aviation, Inc. (Future) acquired June 2000.

Our Electronics & Ground Support Group (EGSG) consists of HEICO Aviation Products Corp. and its subsidiaries; Trilectron Industries, Inc. (Trilectron), Radiant Power Corp. (Radiant) acquired January 1999, Leader Tech, Inc. (Leader
Tech) acquired May 1999, and Santa Barbara Infrared, Inc. (SBIR) acquired September 1999.

In February 2000, the Company, through Trilectron, acquired selected assets of the former Air-A-Plane Corporation for cash. The purchase price was not significant to the Company's consolidated financial statements.

Effective June 1, 2000, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Future for $14 million in cash paid at closing. The source of the purchase price was proceeds from the Company's Credit Facility. This acquisition has been accounted for using the purchase method of accounting and the results of operations of Future were included in the Company's results effective June 1, 2000. Had Future been acquired as of the beginning of fiscal 2000, the pro forma consolidated results would not have been materially different from the reported results.

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

In March 2000, the Company settled its litigation with United Technologies Corporation (UTC) discussed in Note 12 to the consolidated financial statements. As part of the settlement, the Company received a permanent license to make and sell parts which were the subject of the litigation, and UTC was paid a pre-paid sum for such license. The settlement is not expected to materially affect the Company's earnings or financial condition.

In May 2000, one of our customers filed for bankruptcy. This customer contributed sales of approximately $2 million in the first nine months of fiscal year 2000, substantially all occurring prior to the bankruptcy filing. The ultimate outcome of the bankruptcy proceedings is not certain at this time and the Company is unable to determine what amount, if any, will be uncollectible. Accordingly, no specific provision for loss has been made in the consolidated condensed financial statements. A full loss of the Company's outstanding receivable from this customer would result in a charge of approximately $700,000 to net income.

In June 2000, the Board of Directors declared a 10% stock dividend on all shares outstanding payable in Class A Common shares. The dividends were paid on July 21, 2000 to shareholders of record July 10, 2000. The 10% dividends were valued based on the closing market price of the Company's Class A stock as of the day prior to the declaration date. All income per share, dividend per share and shares outstanding information has been retroactively restated to reflect the stock dividend.

Results of Operations

For the periods indicated, the following table sets forth net sales by operating segment and the percentage of net sales represented by the respective items in the Company's Consolidated Condensed Statements of Operations.

                            Nine months ended July 31,  Three months ended July 31,
                             ------------------------     -----------------------
                                2000          1999           2000          1999
                             ----------     ---------     ---------     ---------
                                         (Dollar amounts in thousands)
Net sales
FSG                          $   87,120     $  66,447     $  29,580     $  23,429
EGSG                             68,280        30,088        24,332        12,164
                             ----------     ---------     ---------     ---------
                             $  155,400     $  96,535     $  53,912     $  35,593
                             ==========     =========     =========     =========
Net sales                         100.0%        100.0%        100.0%        100.0%
Gross profit                       36.8%         41.0%         36.5%         40.7%
Selling, general and
  administrative expenses          17.5%         17.2%         17.3%         17.0%
Operating income                   19.3%         23.8%         19.2%         23.7%
Interest expense                    2.7%          1.1%          3.1%          0.7%
Interest and other income           0.4%          0.8%          0.5%          0.5%
Income tax expense                  6.5%          8.6%          6.3%          8.7%
Minority interest                   1.7%          2.8%          1.5%          2.5%
Net income                          8.7%         12.1%          8.8%         12.2%

Comparison of First Nine Months of 2000 to First Nine Months of 1999

Net Sales

Net sales for the first nine months of 2000 totaled $155.4 million, up 61% when compared to the first nine months of 1999 net sales of $96.5 million.

The increase in sales for the first nine months of 2000 reflects an increase of $20.7 million (a 31% increase) to $87.1 million in revenues from the FSG and an increase of $38.2 million (a 127% increase) to $68.3 million in revenues from the EGSG. The FSG sales increase represents revenues of $14.3 million from newly-acquired businesses (Air Radio, Thermal and Future). The balance of $6.4 million reflects increases in sales of new products and services, including newly developed and acquired FAA-approved jet engine replacement parts. The EGSG sales increase reflects $23.2 million from internal growth and $15.0 from acquired businesses (Radiant, Leader Tech and SBIR). The internal growth in the EGSG is primarily attributed to sales of new products and increased market penetration.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 36.8% for the first nine months of 2000 as compared to 41.0% for the first nine months of 1999. This decrease reflects lower margins within the FSG contributed by certain acquired businesses, softness in demand for our higher margin replacement parts, less favorable product mix, higher new product research and development expenses, and the benefit realized in fiscal 1999 from favorable pricing under certain contracts. Lower gross margins in the FSG were partially offset by increased margins in the EGSG resulting primarily from higher gross profit margins contributed by the acquired businesses. Cost of sales amounts for the first nine months of 2000 and first nine months of 1999 include approximately $1,900,000 and $850,000 of new product research and development expenses, respectively. These amounts are net of $4.7 million and $5.0 million received from Lufthansa in the first nine months of 2000 and 1999, respectively. Pursuant to the research and development agreement with Lufthansa, a total of $1.5 million remained available to reimburse new product research and development expenses at July 31, 2000. Accordingly, total new product research and development expense is likely to increase by approximately $1.3 million for the full fiscal 2000.

Selling, general and administrative (SG&A) expenses increased $10.6 million to $27.2 million for the first nine months of 2000 from $16.6 million for the first nine months of 1999. The increase results primarily from the inclusion of SG&A expenses of acquired companies, including additional goodwill amortization, and increases in both operating segments related to internal sales growth. As a percentage of net sales, SG&A expenses increased to 17.5% for the first nine months of 2000 compared to 17.2% for the first nine months of 1999 primarily resulting from higher selling costs in the FSG associated with expanding product lines and higher goodwill amortization resulting from acquired businesses partially offset by lower corporate expenses.

Operating Income

Operating income increased $7.0 million to $30.0 million (a 30% increase) for the first nine months of 2000 from $23.0 million for the first nine months of 1999. The increase in operating income reflects an increase of $6.4 million from $3.2 million to $9.6 million in the Company's EGSG and an increase of $200,000 from $23.2 million to $23.4 million in the Company's FSG. The increases in operating income were due primarily to increases in sales in the EGSG and FSG, and higher gross profit margins in the EGSG offset by lower margins and higher selling costs in the FSG discussed above.

As a percentage of net sales, operating income decreased from 23.8% in the first nine months of 1999 to 19.3% in the first nine months of 2000 primarily reflecting lower gross profit margins within the FSG and the increase in SG&A expenses as a percentage of net sales discussed above. The FSG's operating income as a percentage of net sales declined from 35.0% in the first nine months of 1999 to 26.9% in the first nine months of 2000 due to lower gross profit margins, higher selling costs and higher goodwill amortization discussed above. The EGSG's operating income as a percentage of net sales improved from 10.7% in the first nine months of 1999 to 14.0% in the first nine months of 2000. This improvement reflects higher gross margins contributed by acquired businesses.

Interest Expense

Interest expense increased $3,200,000 to $4,272,000 from the first nine months of 1999 to the first nine months of 2000. The increase was principally due to increased outstanding debt balances during the period related to borrowings under the Company's Credit Facility used principally to finance the Company's acquisitions in the second half of fiscal 1999 and during fiscal 2000.

Interest and Other Income

Interest and other income decreased $118,000 to $609,000 from the first nine months of 1999 to the first nine months of 2000. The decrease in invested funds is principally caused by cash that was used for acquisitions.

Minority Interest

Minority interest represents the 20% minority interest held by Lufthansa.

Net income

The Company's net income totaled $13.5 million, or $.68 per diluted share, in the first nine months of 2000, improving 16% from net income of $11.6 million, or $.61 per diluted share, in the first nine months of 1999.

The improvement in net income for the first nine months of 2000 over the first nine months of 1999 is primarily attributable to the increased operating income discussed above. The increase was partially offset by the aforementioned higher interest costs, as well as an increase in the Company's effective tax rate. The Company's effective tax rate increased from 36.5% for the first nine months of 1999 to 38.5% in the first nine months of 2000 primarily due to increased state taxes and non-deductible goodwill resulting from acquisitions.

Cash earnings per share or net income per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill) increased 22% to $.83 in the first nine months of fiscal year 2000 from $.68 in the first nine months of fiscal year 1999.

Comparison of Third Quarter 2000 to Third Quarter 1999

Net Sales

Net sales for the third quarter 2000 totaled $53.9 million, up 51% when compared to the third quarter 1999 net sales of $35.6 million.

The increase in third quarter 2000 sales reflects an increase of $6.2 million (a 26% increase) to $29.6 million in revenues from the FSG and an increase of $12.2 million (a 100% increase) to $24.3 million in revenues from the EGSG. The FSG sales increase represents revenues of $4.9 million from newly-acquired businesses (Thermal and Future). The balance of $1.3 million reflects increases in sales of new products and services, including newly developed and acquired FAA-approved jet engine replacement parts. The EGSG sales increase reflects $8.5 million from internal growth and $3.7 from acquired businesses (Leader Tech and SBIR). The internal growth in the EGSG is primarily attributed to sales of new products and increased market penetration.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 36.5% for the third quarter 2000 as compared to 40.7% for the third quarter 1999. This decrease reflects lower margins within the FSG contributed by certain acquired businesses, softness in demand for our higher margin replacement parts, less favorable product mix, higher new product research and development expenses, and the benefit realized in fiscal 1999 from favorable pricing under certain contracts. Lower gross margins in the FSG were partially offset by increased margins in the EGSG resulting primarily from higher gross profit margins contributed by the acquired businesses. Cost of sales amounts for the third quarter 2000 and third quarter 1999 include approximately $600,000 and $300,000, respectively, of new product research and development expenses. Each of these amounts are net of $1.7 million received from Lufthansa in both the third quarters of 2000 and 1999.

Selling, general and administrative (SG&A) expenses increased $3.3 million to $9.3 million for the third quarter 2000 from $6.0 million for the third quarter 1999. The increase results primarily from the inclusion of SG&A expenses of acquired companies, including additional goodwill amortization, and increases in both operating segments related to internal sales growth. As a percentage of net sales, SG&A expenses increased to 17.3% for the third quarter 2000 compared to 17.0% for the third quarter 1999 primarily resulting from higher selling costs in the FSG associated with expanding product lines and higher goodwill amortization partially offset by lower corporate expenses.

Operating Income

Operating income increased $1.9 million to $10.3 million (a 23% increase) for the third quarter 2000 from $8.4 million for the third quarter 1999. The increase in operating income reflects an increase of $2.0 million from $1.5 million to $3.5 million in the Company's EGSG offset by a decrease of $400,000 from $7.8 million to $7.4 million in the Company's FSG. The overall increase in operating income was due primarily to increases in sales and higher gross profit margins in the EGSG offset by lower margins and higher selling costs in the FSG discussed above.

As a percentage of net sales, operating income decreased from 23.7% in the third quarter 1999 to 19.2% in the third quarter 2000 primarily reflecting lower gross profit margins within the FSG and the increase in SG&A expenses as a percentage of net sales discussed above. The FSG's operating income as a percentage of net sales declined from 33.3% in the third quarter 1999 to 25.2% in the third quarter 2000 due to lower gross profit margins, higher selling costs, and higher goodwill amortization discussed above. The EGSG's operating income as a percentage of net sales improved from 12.4% in the third quarter 1999 to 14.4% in the third quarter 2000. This improvement reflects higher gross margins contributed by acquired businesses.

Interest Expense

Interest expense increased $1,424,000 to $1,675,000 from the third quarter 1999 to the third quarter 2000. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance the Company's acquisitions in fiscal 1999.

Interest and Other Income

Interest and other income increased $94,000 to $274,000 from the third quarter 1999 to the third quarter 2000 due principally to the increase in invested funds.

Minority Interest

Minority interest represents the 20% minority interest held by Lufthansa.

Net income

The Company's net income totaled $4.7 million, or $.24 per diluted share, in the third quarter 2000, improving 8.5% from net income of $4.4 million, or $0.21 per diluted share, in the third quarter 1999.

The improvement in net income for the third quarter 2000 over the third quarter 1999 is primarily attributable to the increased operating income discussed above. The increase was partially offset by an increase in the Company's effective tax rate. The Company's effective tax rate increased from 37.2% in the third quarter 1999 to 37.9% in the third quarter 2000 primarily due to increased state taxes and non-deductible goodwill resulting from acquisitions.

While net income for the third quarter 2000 increased over the third quarter 1999, a continued weakness in certain segments of the aviation aftermarket industry currently being experienced by the Company could result in the Company's fourth quarter 2000 net income being flat or down slightly from the fourth quarter 1999.

Cash earnings per share or net income per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill) increased 21% to $.29 per share in the third quarter of fiscal year 2000 from $.24 per share in the third quarter of fiscal year 1999.

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

Operating Activities

The Company's cash flow from operations was $5.4 million for the first nine months of 2000, principally reflecting net income of $13.5 million, adjustments for depreciation and amortization and minority interest of $6.9 million and $2.7 million, respectively, tax benefit on stock option exercises of $1.7 million offset by an increase in net operating assets of $20.6 million. The increase in net operating assets primarily resulted from an increase in accounts receivable reflecting sales growth, extended payment terms under certain EGSG contracts and an increase in inventories to meet higher production requirements.

Investing Activities

The principal cash used in investing activities in the first nine months of 2000 was cash used for payments for acquisitions and related costs totaling $23.9 million and capital expenditures, which totaled $7.9 million primarily representing the construction of a new facility and purchases of machinery and equipment.

Financing Activities

The Company's principal financing activities during the first nine months of 2000 included net proceeds of $24.0 million from the Company's Credit Facility.

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

In July 2000, the Emerging Issues Task Force ("EITF") issued "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" ("EITF 00-15"). This Issue addresses the cash flow statement presentation of the windfall tax benefit associated with nonqualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by the Company upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 as of July 31, 2000 and as such has reclassified the income tax benefit realized on stock options into the cash provided by operating activities for both periods presented.

In July 2000, the EITF issued "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation" ("EITF 00-16"). This issue addresses how an entity should account for employer payroll taxes on stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation." That stock-based compensation may be in the form of options to buy the employer entity's stock, restricted stock awards, stock appreciation rights, or other arrangements covered by that literature. This Issue addresses the timing of the recognition by the Company of the employer payroll tax liability and requires that this liability be recognized when the tax obligation is triggered. The Company adopted EITF 00-16 effective July 31, 2000, however, such adoption did not have an effect on the Company's financial position or results of operations.

Subsequent Event

In August 2000, the Company entered into a definitive agreement to sell its Trilectron Industries, Inc. subsidiary to a subsidiary of Illinois Tool Works Inc. for $52,500,000 in cash payable at closing plus assumption of approximately $4.3 million of long-term debt. The transaction, which is subject to customary closing conditions, is expected to be completed within 90 days of the signing of the agreement. The Company anticipates that it will report a net gain of $9 to $11 million after taxes from the transaction.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         There have been no material developments in previously reported litigation involving the Company and its subsidiaries except as discussed in Note 12 to the consolidated condensed financial statements.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Third Amendment, dated as of June 23, 2000, to Credit Agreement among HEICO Corporation and SunTrust Bank (formerly known as SunTrust Bank, South Florida, N.A.) as agent dated as of July 31, 1998.

                  27       Financial data schedule.

         (b) There were no reports on Form 8-K filed during the three months ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HEICO CORPORATION
                                         -----------------
                                            (Registrant)


  September 8, 2000                      By: /S/ THOMAS S. IRWIN
----------------------                   --------------------------------------
        Date                             Thomas S. Irwin, Executive Vice
                                         President and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
 10.1          Third Amendment, dated as of June 23, 2000, to Credit
               Agreement among HEICO Corporation and SunTrust Bank
               (formerly known as SunTrust Bank, South Florida,
               N.A.) as agent dated as of July 31, 1998.

 27            Financial data schedule.