Form 10-K405
period 2000-10-31
HEICO CORP
filed 2001-01-25
CIK 46619

As filed with the Securities and Exchange Commission on January 25, 2001
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
      (Mark One)
        |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended October 31, 2000 or

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                      For the transition period from _____________to____________

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

                                 (954) 987-4000
              (Registrant's telephone number, including area code)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of December 31, 2000 was $191,000,000 based on the closing price of Common Stock of $15.625 and Class A Common Stock of $11.625 on December 31, 2000 as reported by the New York Stock Exchange and after subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant.

    The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, $.01 par value                      8,514,386 shares
 Class A Common Stock, $.01 par value                  8,985,045 shares
                (Class)                       (Outstanding at December 31, 2000)

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III. See Item 14(a)(3) on page 53 for a listing of exhibits.
================================================================================

    Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about HEICO Corporation, including, among other things:

    o  Lower commercial air travel;
    o  Our intention to introduce new products;
    o Our ability to make acquisitions and achieve operating synergies from acquired businesses;
    o  Product pricing levels;
    o  Product specification costs and requirements;
    o  Governmental and regulatory demands;
    o  Competition on military programs;
    o Anticipated trends in our businesses, including trends in the markets for aircraft engine parts, aircraft engine overhaul and electronics equipment;
    o Economic conditions within and outside of the aerospace, defense and electronics industries; and
    o  Our ability to continue to control costs and maintain quality.

    We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1.  Business
                                   The Company

    HEICO Corporation (HEICO or the Company) believes it is the world's largest manufacturer of Federal Aviation Administration (FAA) approved jet engine replacement parts, other than the original equipment manufacturers (OEMs) and their subcontractors. It is also a leading manufacturer of certain electronic equipment to the aerospace, defense and electronics industries. The Company's operations are divided into two segments, the Flight Support Group (FSG) and the Electronic Technologies Group (ETG), formerly the Electronics and Ground Support Group. Through our FSG we use proprietary technology to design, manufacture and sell jet engine replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, our FSG repairs, refurbishes and overhauls engine and aircraft components for domestic and foreign commercial air carriers and aircraft repair companies, and manufactures thermal insulation products and related components primarily for aerospace, defense and commercial applications. In fiscal 2000, the FSG accounted for 59% of our revenues. Through our ETG, we manufacture various types of electrical equipment, including electrical power supplies, back-up power supplies, electromagnetic interference and radio frequency interference shielding and infrared simulation and test equipment. In fiscal 2000, the ETG accounted for 41% of our revenues. In September 2000, the Company sold Trilectron Industries, Inc. (Trilectron) and its associated product line, which included ground support equipment for commercial airlines and military agencies. See "Management's Discussion of Financial Condition and Results of Operations" for details of the Company's disposition. Adjusted to exclude the sales of Trilectron, the FSG accounted for 78% of our fiscal 2000 revenues and the ETG accounted for the remaining 22%.

    We have continuously operated in the aerospace industry for approximately 40 years. Since assuming control in 1990, current management has achieved significant sales and profit growth through expanded product offerings, an expanded customer base, increased research and development expenditures, and the completion of acquisitions. As a result of internal growth and acquisitions, our revenues have grown from $25.6 million in fiscal 1995 to $202.9 million in fiscal 2000, a compound annual growth rate of 51% over the five-year period.

    In October 1997, we formed a strategic alliance with Lufthansa Technik AG (Lufthansa), the technical services subsidiary of Lufthansa German Airlines AG. Lufthansa is the world's largest independent provider of engineering and maintenance services for aircraft and aircraft engines and supports over 200 airlines, governments and other customers. As part of the transaction, Lufthansa acquired a 20% minority interest in our FSG, investing approximately $50 million to date. This includes direct equity investments and the funding of specific research and development projects. In connection with acquisitions by our FSG since 1997, Lufthansa invested additional amounts pursuant to its option to maintain a 20% equity interest. This strategic alliance should continue to enable us to expand domestically and internationally by enhancing our ability to
(i) identify key jet engine and component replacement parts with significant profit potential by utilizing Lufthansa's extensive operating data on engine and component parts, (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa's testing and diagnostic resources, and (iii) broaden our customer base by capitalizing on Lufthansa's established relationships and alliances within the airline industry.

    Beginning in fiscal 1998, the Company, through acquisitions, has added seven subsidiaries to its FSG and three subsidiaries to its ETG. See "Management's Discussion of Financial Condition and Results of Operations" for details of the Company's acquisitions.

Flight Support Group

    Our FSG designs, engineers, manufactures, repairs and/or overhauls engine parts and components such as combustion chambers, gas flow transition ducts, airfoils and various other engine and airframe parts. We also manufacture specialty aviation and defense components as a subcontractor. We serve a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo couriers, (ii) repair and overhaul facilities, (iii) OEMs, and (iv) the U.S. government. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a listing of operating subsidiaries included in the FSG.

    Aircraft engine replacement parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories (in all of which we participate) are as follows: (i) rotable; (ii) repairable; and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is "life limited" parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

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

    Factory-New Jet Engine Replacement Parts. The principal business of the FSG is the research and development, design, manufacture and sale of FAA-approved replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies. Our principal competitors are Pratt & Whitney, a division of United Technologies Corporation (UTC) and General Electric Company (General Electric), including its CFM International joint venture. The FSG's factory-new replacement parts include various jet engine and component replacement parts. A key element of our growth strategy is the continued design and development of an increasing number of Parts Manufacturer Approval (PMA) replacement parts in order to further penetrate our existing customer base and obtain new customers. We select the jet engine and component replacement parts to design and manufacture through a selection process which analyzes industry information to determine which replacement parts are expected to generate the greatest profitability. As part of Lufthansa's investment in the FSG, Lufthansa has the right to select 50% of the parts for which we will seek PMAs, provided that such parts are technologically and economically feasible and substantially comparable with the profitability of our other PMA parts.

    The following table sets forth (i) the lines of engines for which we provide jet engine replacement parts and (ii) the approximate number of such engines currently in service as estimated by us. Most of our current sales of PMA parts are for Pratt & Whitney engines, with a majority for the JT8D, however, we are focusing efforts to increase our line of non-JT8D parts. Currently over half of the PMA parts offered for sale are non-JT8D parts and our strategy is to increase our market penetration for our non-JT8D parts.

                                                               Number
              OEM                                Lines       In Service             Principal Engine Application
-----------------------------                  --------      ----------             ----------------------------
Pratt & Whitney                                JT8D            9,000                Boeing 727 and 737 (100 and 200
                                                                                       series)
                                                                                    McDonnell Douglas DC-9 and MD-80
                                               JT9D            1,900                Boeing 747 (100, 200 and 300
                                                                                       series) and 767 (200 series)
                                                                                    Airbus A300 and A310
                                                                                    McDonnell Douglas DC-10
                                               PW2000            800                Boeing 757
                                               PW4000          2,200                Boeing 747-400, 767-300 and 777
                                                                                    Airbus A300, A310 and A330
                                                                                    McDonnell Douglas MD-11
CFM International (a joint                     CFM56           8,500                Boeing 737 (300, 400, 500, 700,
  venture of General Electric and                                                      800 and 900 series)
  SNECMA)                                                                           Airbus A320 and A340-200
General Electric                               CF6             3,400                 Boeing 747 and 767
                                                                                    Airbus A300, A310 and A330
                                                                                    McDonnell Douglas MD-11
IAE (a joint venture of Pratt & Whitney        V2500           1,300                  Airbus A320,
  and Rolls Royce)                                                                  McDonnell Douglas MD-90

    Repair and Overhaul Services. We provide repair and overhaul services on selected aircraft engine parts, as well as for avionics, instruments, components, composites and flight surfaces for commercial aircraft. Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment. Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes. Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, electro-mechanical equipment and auxiliary power unit accessories. In June 2000, the Company acquired the assets of Future Aviation, Inc., which expanded our repair and overhaul services into the fast-growing regional aircraft market.

    Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. We also manufacture thermal insulation blankets primarily for aerospace, defense and commercial applications. We also derive revenue from the sale of specialty components as a subcontractor for OEMs and the U.S. government.

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

    As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the FSG increased from approximately $300,000 in 1991 to approximately $7.5 million in fiscal 2000 including $5.2 million reimbursed in 2000 under our strategic alliance with Lufthansa. We believe that our FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy. As of October 31, 2000 an aggregate of $700,000 remained available under Lufthansa's commitment to reimburse research and development expenditures.

    The Company's expanded research and development activities have included development of more complex jet engine replacement parts. In October 1999, the Company received its first PMA for a compressor blade from the FAA and is continuing research and development of other complex parts. The Company believes the development and sale of complex parts represents a significant long-term market opportunity; however, no assurance can be given that the FAA will continue to grant PMAs or that the Company will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

Electronic Technologies Group

    Our ETG manufactures various types of electrically engineered products, such as power supplies, shielding for communications, computer and aerospace applications, infrared simulation and test equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a listing of operating subsidiaries included in the ETG.

    Until the September 2000 sale of Trilectron, we also served the commercial and military ground support equipment markets through the manufacture of electrical ground power units, air start units, and air conditioning and heating units that were sold to both domestic and foreign commercial and military customers. This entire product line was sold in the sale discussed in
Note 3 to the Consolidated Financial Statements.

    Products of the ETG include:

    o On-board Aircraft Power Supplies. Our ETG manufactures power supply and current control products and replacement components used in aircraft. Our products include battery and charger units to support emergency lighting, emergency fuel shut-off devices, emergency exit door power assists, static inverters for emergency lighting and cockpit lighting dimmers. These products enhanced the ETG's existing power supply product line. While periodically entire units may require replacement, there is an ongoing replacement market for batteries which have an estimated service life of approximately 3 to 5 years. These products are mainly sold to OEM customers and customers in the retrofit and modification market.

    o Infrared Simulation and Test Equipment. ETG is also a leading international designer and manufacturer of state-of-the-art aerospace and defense infrared simulation and test equipment. Our products include high precision blackbody sources, optical systems and fully integrated test calibration systems. In addition, the new MIRAGE IR Scene Simulator is used to project infrared scenes to assist with product development and training for complex infrared targeting and imaging systems and other items.

    o Circuit Board Shielding. ETG also manufactures electromagnetic interference and radio frequency interference shielding for circuit boards and other items utilized in telecommunications, aerospace, and microwave applications. The circuit board shielding technology reduces electronic noise and protects sensitive components. We have a line of patented products and the ability to fabricate in a wide variety of shapes and applications, which we believe is a manufacturing advantage.

Financial information about operating segments, foreign and domestic operations and export sales

    See Note 15 to the Consolidated Financial Statements for financial information by operating segment and information about foreign and domestic operations as well as export sales.

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

    We believe that direct relationships are crucial to establishing and maintaining a strong customer base and, accordingly, our senior management is actively involved in our marketing activities, particularly with established customers. We are also a member of various trade and business organizations related to the commercial aviation industry, such as the Aerospace Industries Association (AIA), the leading trade association representing the nation's manufacturers of commercial, military and business aircraft, aircraft engines and related components and equipment. Due in large part to our established industry presence, we enjoy strong customer relations, name recognition and repeat business.

    We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, military units, electronic manufacturing services companies, manufacturers for the defense industry and telecommunications companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 22% of total net sales during the year ended October 31, 2000.

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

    Our jet engine replacement parts business competes primarily with Pratt & Whitney and General Electric. The competition is principally based on price and service inasmuch as our parts are interchangeable. With respect to other aerospace products and services sold by the FSG, we compete with both the leading jet engine OEMs and a large number of machining, fabrication and repair companies, some of which have greater financial and other resources than us. Competition is based mainly on price, product performance, service and technical capability.

    Competition for the repair and overhaul of airframe and engine components comes from three principal sources: OEMs, major commercial airlines and other independent service companies. Some of these companies have greater financial and other resources than us. Some major commercial airlines own and operate their own service centers and sell repair and overhaul services to other aircraft operators. Foreign airlines that provide repair and overhaul services typically provide these services for their own components and for third parties. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components. We believe that the principal competitive factors in the airmotive market are quality, turnaround time, overall customer service and price.

    Our ETG competes with several large and small domestic and foreign competitors, some of which have greater financial resources than us. The market for our electronic products are niche markets with several competitors with competition based mainly on design, technology, quality, price and customer satisfaction.

Raw Materials

    We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated steel, pre-plated phospher bronze and electrical components from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

Backlogs

    Our total backlog of unshipped orders was $30.5 million on October 31, 2000 versus $35.5 million, excluding Trilectron, on October 31, 1999. Our FSG operations had a backlog of unshipped orders as of October 31, 2000 of $13.9 million as compared to $17.3 million as of October 31, 1999. This backlog excludes forecasted shipments for certain contracts of the FSG pursuant to which customers provide only estimated annual usage and not firm purchase orders. Our ETG operations had a backlog of $16.6 million as of October 31, 2000 and $18.2 million, excluding Trilectron, as of October 31, 1999. Substantially all of the backlog of orders as of October 31, 2000 are expected to be delivered during fiscal 2001. Our backlogs are typically short-lead in nature with many product orders being received by the Company within the month of shipment.

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

    Because our jet engine replacement parts sales largely consist of JT8D aircraft engines, we are substantially impacted by the FAA's noise regulations. The ability of aircraft operators to utilize such JT8D aircraft engines in domestic flight operations is significantly influenced by regulations promulgated by the FAA governing, among other things, noise emission standards. Pursuant to the Aircraft Noise and Capacity Act, the FAA has required all aircraft operating in the United States with a maximum weight of more than 75,000 pounds to have met Stage 3 noise restriction levels by December 31, 1999, unless waived by the FAA. Aircraft which require hush-kits or other modifications to be in compliance with Stage 3 include the Boeing 727-200s, Boeing 737-200s and McDonnell Douglas DC-9-30/40/50s. This ban on operation in the United States of non-Stage 3 compliant aircraft applies to both domestic and foreign aircraft operators. The European Union (EU) established regulation effective May 1, 2000 which would bar the operation in EU countries of both hushkitted and certain re-engined U.S. aircraft that have not been operated in those countries previously. The EU's ban results from efforts of environmental lobbyists in the EU and implementation of the ban has been delayed. U.S. and EU officials are in discussion to reach a compromise. Various communities surrounding the larger European cities also have adopted more stringent local regulations which restrict the operation of non-hush-kitted aircraft in such jurisdictions. Approximately 19% of our net sales in fiscal 2000 consisted of sales of factory-new FAA-approved replacement parts for the JT8D aircraft engine down from 31% in fiscal 1999.

    There has been no material adverse effect to the Company's consolidated financial statements as a result of these government regulations.

Environmental Regulation

    Our operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency (the EPA). Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation, and disposal of hazardous materials, the health and safety of workers, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Notwithstanding these burdens, we believe that we are in material compliance with all federal, state, and local laws and regulations governing our operations.

    Other Regulation. We are also subject to a variety of other regulations including work-related and community safety laws. The Occupational Safety and Health Act of 1970 (OSHA) mandates general requirements for safe workplaces for all employees. In particular, OSHA provides special procedures and measures for the handling of some hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous. We believe that our operations are in material compliance with OSHA's health and safety requirements.

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

Employees

    As of December 31, 2000, the Company had 960 full-time employees, of which 737 were in the FSG, 211 were in the ETG, and 12 were corporate. None of our employees are represented by a union. We believe that our employee relations are good.

Item 2.  Properties

    We own or lease the following facilities:

    Flight Support Group
    --------------------

                                                                            Square     Owned/Lease
           Location                            Description                  Footage    Expiration
    ---------------------                ----------------------           --------------------------
    Hollywood, Florida                   Manufacturing and                140,000       Owned
                                         engineering  facility and
                                         corporate headquarters
    Hollywood, Florida                   Overhaul and repair               45,000       Owned
                                         facility
    Atlanta, Georgia                     Manufacturing and                 40,000       Owned
                                         engineering facility
    Miami, Florida                       Overhaul and repair               56,000       Owned
                                         facility
    Miami, Florida                       Overhaul and repair               12,000       July 2001
                                         facility
    Miami, Florida                       Warehouse facility                 9,000       September 30, 2002
    Anacortes, Washington                Engineering and                   10,000       June 2003
                                         manufacturing facility
    Glastonbury, Connecticut             Engineering facility               5,000       June 2002
    Corona, California                   Manufacturing and                 91,000       August 2001 - September 2003
                                         engineering facility
    Roswell, New Mexico                  Manufacturing and                 45,000       Month to month
                                         engineering facility
    Naples, Florida                      Overhaul and repair               15,000       May 2005
                                         facility

    Electronic Technologies Group
    -----------------------------
                                                                            Square        Owned/Lease
           Location                            Description                  Footage       Expiration
    ---------------------                ----------------------           --------------------------
    Palmetto, Florida                    Manufacturing and                 10,000       April 2001
                                         engineering facility and
                                         offices
    Tampa, Florida                       Manufacturing and                 41,000       August 2003
                                         engineering facility and
                                         offices
    Santa Barbara, California            Manufacturing and                 10,000       August 2003
                                         engineering facility and
                                         offices

    Corporate
    ---------
                                                                            Square        Owned/Lease
           Location                            Description                  Footage       Expiration
    ---------------------                ----------------------           --------------------------
    Hollywood, Florida                   Corporate headquarters           Included      Owned
                                                                          above
    Miami, Florida                       Administrative offices               3,000     Month to month(1)

--------
(1) This facility is expected to be purchased in fiscal 2001.

    For additional information with respect to our leases, see Note 7 of Notes to our Consolidated Financial Statements.

    We believe that our current capacity, coupled with our plans for facilities expansion, is sufficient to handle our anticipated needs for the foreseeable future.

Item 3.  Legal Proceedings

    In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. The Company filed counterclaims against UTC. UTC filed an answer denying the counterclaims. All counts of UTC's complaint that were not previously withdrawn by UTC were dismissed by the court and UTC appealed the dismissal.

    In March 2000, the Company settled the litigation with UTC. As part of the settlement, the Company received a permanent license to make and sell parts which were the subject of the litigation, and UTC was paid a pre-paid sum for such license by the Company's insurer (see below). The settlement is not expected to materially affect the Company's earnings or financial condition.

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

Other contingencies

    In January 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to partially offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. In the fourth quarter of fiscal 2000, the Company settled the claim as described in
Note 4 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Securities Holders

    There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal 2000.

Executive Officers of the Registrant

    The Executive Officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The names and ages of, and offices held by, the executive officers of the Company are as follows:

                                                                                                   Director
Name                            Age                             Position(s)                         Since
----                           ----                             -----------                       -------
Laurans A. Mendelson            62         Chairman of the Board, President and Chief               1989
                                             Executive Officer
Thomas S. Irwin                 54         Executive Vice President and Chief Financial
                                             Officer
Eric A. Mendelson               35         Vice President and Director, President of HEICO          1992
                                             Aerospace Holdings Corp.
Victor H. Mendelson             33         Vice President, General Counsel and Director,            1996
                                             President of HEICO Electronics Technologies Corp.
James L. Reum                   69         Executive Vice President of HEICO
                                             Aerospace Holdings Corp.

    Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. Mr. Mendelson has also served as Chief Executive Officer of the Company since February 1990, President of the Company since September 1991 and served as President of MediTek Health Corporation from May 1994 until its sale in July 1996. He has been Chairman of the Board of Ambassador Square, Inc. (a Miami, Florida real estate development and management company) since 1980 and President of that company since 1988. He has been Chairman of Columbia Ventures, Inc. (a private investment company) since 1985 and President of that company since 1988. Mr. Mendelson serves on the board of governors of the AIA and on the Board of Directors of Hawker Pacific Aerospace, which provides overhaul and repair services to the aviation industry. Mr. Mendelson is also a member of the Board of Trustees of Columbia University and the Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida. Mr. Mendelson is a Certified Public Accountant.

    Thomas S. Irwin has served as Executive Vice President and Chief Financial Officer of the Company since September 1991 and served as Senior Vice President of the Company from 1986 to 1991 and Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant.

    Eric A. Mendelson has served as Vice President of the Company since 1992, and has been President of HEICO Aerospace Holdings Corp. (HEICO Aerospace), a subsidiary of HEICO, since is formation in 1997 and President of HEICO Aerospace Corporation since 1993. He also served as President of HEICO's Jet Avion Corporation, a wholly owned subsidiary of HEICO Aerospace, from 1993 to 1996 and served as Jet Avion's Executive Vice President and Chief Operating Officer from 1991 to 1993. From 1990 to 1991, Mr. Mendelson was Director of Planning and Operations of the Company. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation (MIC), a private investment company which is a shareholder of HEICO. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

    Victor H. Mendelson has served as Vice President of the Company since 1996, as President of HEICO Electronic Technologies Corp., formerly HEICO Aviation Products Corp., a subsidiary of HEICO, since September 1996 and as General Counsel of the Company since 1993. He served as Executive Vice President of MediTek Health Corporation from 1994 and its Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company, developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation (a private investment company which is a shareholder of HEICO). He is a Trustee of St. Thomas University, Miami, Florida. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

    Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors, Executive Officers and 10% shareholders to file initial reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Directors, Executive Officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the review of such reports furnished to the Company, the Company believes that during 2000, the Company's Directors, Executive Officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    On January 29, 1999, the Class A Common Stock and the Common Stock commenced trading on the New York Stock Exchange (NYSE) under the symbols "HEI.A" and "HEI," respectively, and both classes of stock ceased trading on the American Stock Exchange (AMEX). The following table sets forth, for the periods indicated, the high and low sales prices for the Class A Common Stock and the Common Stock as reported on AMEX and NYSE, as applicable, as well as the amount of cash dividends paid per share during such periods. Lufthansa Technik, as a 20% shareholder of our FSG, will be entitled to 20% of any dividends paid by our FSG.

    In July 2000, the Company paid a 10% stock dividend on both classes of common stock in Class A Common Stock. The quarterly sales prices and cash dividend amounts have been retroactively adjusted for the 10% stock dividend.

                              Class A Common Stock
                              --------------------

                                                                                                Cash Dividends
                                                                         High          Low         Per Share
                                                                         ----          ---         ---------
    Fiscal 1999
      First Quarter...............................................       $21.94      $ 17.73         $ .022
      Second Quarter..............................................        22.39        17.22            --
      Third Quarter...............................................        22.16        19.04         $ .023
      Fourth Quarter..............................................        20.28        13.64            --
    Fiscal 2000:
      First Quarter...............................................       $19.32      $ 11.36         $ .023
      Second Quarter..............................................        16.14        10.00            --
      Third Quarter...............................................        16.00        10.17         $ .025
      Fourth Quarter..............................................        16.44        10.88            --

         On December 31, 2000 there were 1,141 holders of record of the Class A Common Stock.

                                  Common Stock
                                  ------------

                                                                                                Cash Dividends
                                                                          High         Low         Per Share
                                                                          ----         ---         ---------
   Fiscal 1999:
     First Quarter..................................                     $ 29.32     $ 21.14        $ .022
     Second Quarter.................................                       24.89       18.24            --
     Third Quarter..................................                       23.30       20.57        $ .023
     Fourth Quarter.................................                       21.71       15.40            --
   Fiscal 2000:
     First Quarter..................................                     $ 20.34     $ 13.13        $ .023
     Second Quarter.................................                       16.42       12.05            --
     Third Quarter..................................                       20.25       11.19        $ .025
     Fourth Quarter.................................                       20.13       11.75            --

         On December 31, 2000, there were 1,146 holders of record of the Common Stock.

Item 6.  Selected Financial Data

                                                                               Year Ended October 31,
                                                               -------------------------------------------------------
                                                                  1996        1997      1998(5)    1999(5)     2000(5)
                                                               ---------   ---------- ---------- ----------  ---------
                                                                           (In thousands, except per share data)
Operating Data:
Net sales...............................................        $ 34,565    $ 63,674   $ 95,351  $141,269    $202,909
                                                                --------    --------   --------  --------    --------
Gross profit............................................          12,169      20,629     36,104    57,532      75,811
Selling, general and administrative expenses............           7,657      11,515     17,140    24,717      36,576
Write-off of receivables(1).............................              --          --         --        --       1,312
                                                               ---------   ---------  ---------  --------  ----------

Operating income........................................           4,512       9,114     18,964    32,815      37,923
                                                               ---------   ---------  ---------  --------  ----------
Interest expense........................................             185         477        984     2,173       5,611
                                                               ---------   ---------  ---------  --------  ----------

Gain on sale of product line(2).........................              --          --         --        --      17,296
                                                               ---------   ---------  ---------  --------  ----------

Income (loss):
  From continuing operations ...........................           3,665       7,019     10,509    16,337      27,739
  From discontinued operations..........................             963          --         --        --          --
  From gain on sale of discontinued operations..........           5,264          --         --        --      (1,422)(3)
                                                               ---------   ---------  ---------  --------  ----------
Net income..............................................        $  9,892    $  7,019   $ 10,509  $ 16,337  $   26,317
                                                                ========    ========   ========  ========  ==========
Weighted average number of common shares
  outstanding:(4)
  Basic.................................................          12,848      13,244     13,749    16,303      17,377
  Diluted...............................................          14,610      15,860     17,095    19,407      19,917
Per Share Data:(4)
Income from continuing operations:
  Basic.................................................        $    .29    $    .53   $    .76  $   1.00  $     1.59(6)
  Diluted...............................................             .25         .44        .61       .84        1.39(6)

Net income:
  Basic.................................................             .77         .53        .76      1.00        1.51
  Diluted...............................................             .68         .44        .61       .84        1.32
Cash dividends(4).......................................            .035        .041       .045      .045        .048
Balance Sheet Data (at year end):
Working capital.........................................        $ 25,248    $ 45,131   $ 40,587   $63,278     $55,469
Total assets............................................          61,836      88,639    133,061   273,163     281,732
Total debt (including current portion)..................           6,516      10,800     30,520    73,501      40,042
Minority interest in consolidated subsidiary............              --       3,273     14,892    30,022      33,351
Shareholders' equity....................................          41,488      59,446     67,607   139,289     169,844

----------

(1) Represents write-off of receivables as a result of bankruptcy filings by certain customers.
(2) Represents the gain on sale of Trilectron Industries, Inc. (Trilectron) in September 2000.
(3) Represents adjustment to gain from the sale of the discontinued health care operations that were sold in fiscal 1996.
(4) Information has been adjusted to reflect three-for-two stock splits distributed in April 1996 and December 1997, 10% stock dividends paid in February 1996, July 1996 and January 1997, a 50% stock distribution paid in shares of Class A Common Stock in April 1998 and a 10% stock dividend paid in shares of Class A Common Stock in July 2000.
(5) Results include the results of acquisitions and disposition of a product line from each respective effective date as explained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(6) Excluding the impact of the write-off of receivables and gain on sale of Trilectron referenced above, basic and diluted income per share from continuing operations were $1.03 and $.90, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Our Flight Support Group (FSG) consists of HEICO Aerospace Holdings Corp. and the following operating subsidiaries:

Name                                                           Description of Principal Operations
----                                                           -----------------------------------
Jet Avion Corporation..............................      Design and manufacture of FAA-approved
                                                            replacement parts

McClain International, Inc. (McClain)..............      Design, manufacture and overhaul of FAA-approved
                                                            replacement parts

Rogers-Dierks, Inc. (Rogers-Dierks)................      Design and manufacture of FAA-approved
                                                            replacement parts

Turbine Kinetics, Inc. (Turbine)...................      Design and manufacture of FAA-approved
                                                            replacement parts

LPI Industries Corporation.........................      Original equipment manufacturer subcontractor

Aircraft Technology, Inc...........................      Repair and overhaul of jet engine parts

Northwings Accessories Corporation (Northwings)....      Repair and overhaul of jet engine and airframe
                                                            components and accessories

Associated Composite, Inc. (ACI)...................      Repair and overhaul of aircraft composites and
                                                            flight surfaces

Air Radio & Instruments Corp. (Air Radio)..........      Repair and overhaul of avionics, instruments and
                                                            electronic equipment for aircraft

Future Aviation, Inc. (Future).....................      Repair and overhaul of regional and commuter
                                                            aircraft accessory components

Thermal Structures, Inc. (Thermal) ................      Manufacture of thermal insulation products and related
                                                            components

    Our Electronic Technologies Group (ETG) consists of HEICO Electronic Technologies Corp. and the following operating subsidiaries:

Name                                                             Description of Principal Operations
----                                                             -----------------------------------
Radiant Power Corp. (Radiant).....................      Manufacture of electrical back-up power supplies and
                                                           battery packs for commercial aircraft applications

Leader Tech, Inc. (Leader Tech)...................      Manufacture of electromagnetic interference and radio
                                                           frequency interference shielding for primarily
                                                           communications, computer and aerospace
                                                           applications

Santa Barbara Infrared, Inc. (SBIR)...............      Design and manufacture of aerospace and defense
                                                           electronically controlled infrared simulation and
                                                           test equipment

    Trilectron Industries, Inc., formerly a part of the ETG which designed and manufactured electronically controlled ground support equipment for aircraft, was sold in September 2000. The sale of this product line is further discussed below and in Note 3 to our Consolidated Financial Statements.

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

    In October 1997, the Company entered into a strategic alliance with Lufthansa, the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa agreed to invest approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million to be paid to HEICO Aerospace pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional Federal Aviation Administration
(FAA)-approved replacement parts for jet engines. The funds received as a result of the research and development cooperation agreement reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for replacement parts on a worldwide basis. In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa invested additional amounts aggregating $21 million pursuant to its option to maintain a 20% equity interest.

    In July 1998, the Company completed the acquisition of McClain for approximately $43.5 million in cash. In October 1998, the Company acquired ACI for cash consideration. The purchase price was not significant. Between December 1998 and September 1999, the Company acquired Rogers-Dierks, Radiant, Air Radio, Leader Tech, Turbine and SBIR for an aggregate purchase price of approximately $73 million. In June 1999, the Company acquired Thermal for approximately $28.9 million in cash, and assumed approximately $4 million in debt.

    In February 2000, the Company, through a subsidiary, acquired selected assets of the former Air-A-Plane Corporation for cash. The purchase price was not significant to the Company's consolidated financial statements. The principal acquired assets of Air-A-Plane were subsequently sold as a part of the product line sold in September 2000.

    Effective June 1, 2000, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Future for $14.7 million in cash.

    On September 14, 2000, the Company consummated the sale of all of the outstanding capital stock of Trilectron, to Hobart Brothers Company, a wholly-owned subsidiary of Illinois Tool Works Inc. (Hobart). In consideration of the sale of Trilectron's capital stock, the Company received $52,500,000 in cash, an unsecured non-interest bearing promissory note for $12.0 million payable in three equal installments over the next 90 days, a purchase price adjustment of $4.5 million based on the net worth of Trilectron as of the closing date of the sale, and retained certain property having a book value of approximately $1.5 million. The full amount of the promissory note and the purchase price adjustment were collected subsequent to year end. The proceeds from the sale were used to pay down the outstanding balance on the Company's Credit Facility. The sale of Trilectron resulted in a pretax gain in fiscal 2000 of $17,296,000 ($10,542,000 or $.53 per diluted share, net of income tax).

    All net income per share, dividends per share and common stock outstanding information has been adjusted for all years presented to give retroactive effect to stock distributions and stock dividends.

Results of Operations

    For the periods indicated, the following table sets forth net sales by operating segment and the percentage of net sales represented by the respective items in the Company's Consolidated Statements of Operations.

                                                                           Year Ended October 31,
                                                                     -------------------------------
                                                                        1998        1999        2000
                                                                     ----------  ----------  -------
                                                                        (Dollar amounts in thousands)
Net sales
  FSG..........................................................       $ 65,412   $  94,617   $ 119,304
  ETG..........................................................         29,939      46,652      83,605
                                                                     ----------  ----------  ---------
                                                                      $ 95,351   $ 141,269   $ 202,909
                                                                      ========   =========   =========

Net sales......................................................          100.0%      100.0%      100.0%
Gross profit...................................................           37.9%       40.7%       37.4%
Selling, general and administrative expenses...................           18.0%       17.5%       18.0%
Write-off of receivables.......................................             --          --         0.6%
Operating income...............................................           19.9%       23.2%       18.7%
Interest expense...............................................            1.0%        1.5%        2.8%
Interest and other income......................................            2.2%        0.6%        0.5%
Gain on sale of product line...................................             --          --         8.5%
Income tax expense.............................................            7.3%        8.2%        9.6%
Minority interest..............................................            2.7%        2.5%        1.6%
Net income.....................................................           11.0%       11.6%       13.0%

  Comparison of Fiscal 2000 to Fiscal 1999

  Net Sales

    Net sales in fiscal 2000 totaled $202.9 million, up 44% when compared to fiscal 1999 net sales of $141.3 million.

    The increase in sales for fiscal 2000 reflects an increase of $24.7 million (a 26% increase) to $119.3 million from the Company's FSG and an increase of $37.0 million (a 79% increase) to $83.6 million in revenues from the Company's ETG. Sales from the FSG reflect the addition of newly-acquired businesses and increases in sales of new products and services, including newly developed and acquired FAA-approved jet engine replacement parts, partially offset by softness within the aviation aftermarket in the second half of fiscal 2000. The FSG sales increase includes revenues of $17.9 million from businesses acquired during fiscal 1999 (Air Radio and Thermal) and fiscal 2000 (Future). Sales from the ETG reflect revenues from new products and increased market penetration as well as $12.7 million from businesses acquired during fiscal 1999 (Radiant, Leader Tech, and SBIR), net of the decrease in sales resulting from the product line sold in September 2000 (Trilectron). Excluding sales of Trilectron, consolidated sales were $152.8 million for fiscal 2000 and $104.7 million for fiscal 1999.

Gross Profits and Operating Expenses

    The Company's gross profit margins averaged 37.4% for fiscal 2000 as compared to 40.7% for fiscal 1999. Excluding the results of operations of Trilectron, gross margins in fiscal 2000 were 43.7% compared to 48.0% in fiscal 1999. The lower gross margins in fiscal 2000 were primarily due to a decrease in FSG gross profit margins. The decrease in the FSG gross margins was primarily due to lower margins contributed by certain acquired businesses and higher new product research and development expense due to lower reimbursements from Lufthansa, softness in demand for our higher margin replacement parts, less favorable product pricing and the benefit realized in fiscal 1999 from favorable pricing under certain contracts. Fiscal 2000 and 1999 cost of sales amounts include approximately $2.3 million and $1.2 million of new product research and development expenses of the FSG, respectively. These amounts are net of $5.2 million and $6.7 million received from Lufthansa in 2000 and 1999, respectively, and spent by the Company pursuant to the research and development agreement with Lufthansa. As of October 31, 2000, the Company has future reimbursements for research and development expenses aggregating $700,000 from Lufthansa which will be received through May 2001. New product research and development expense of the FSG for fiscal 2001 is expected to increase by $3 million as a result of the lower reimbursements under the agreement with Lufthansa. The decrease in the gross margin of the FSG was offset by an increase in the gross margin of the ETG. The gross margin improvement in the ETG primarily reflects higher gross profit margins contributed by businesses acquired in fiscal 1999 and the addition of new products with higher profit margins.

    Selling, general and administrative (SG&A) expenses were $36.6 million for fiscal 2000 and $24.7 million for fiscal 1999. The increase results from the inclusion of SG&A expenses of the newly acquired companies, including additional amortization of goodwill which totaled $6.1 million in fiscal 2000 versus $3.7 million in fiscal 1999, and higher marketing costs. As a percentage of net sales, SG&A expenses remained stable at 18.0% in fiscal 2000 versus 17.5% in fiscal 1999 reflecting continuing efforts to control costs while increasing revenues.

    In fiscal 2000, the Company wrote-off receivables of $1,312,000 as a result of bankruptcy filings by certain customers. These customers contributed sales of approximately $2 million in the first half of fiscal year 2000, substantially all occurring prior to the bankruptcy filings. The charge reduced fiscal net income by $651,000 or $.03 per diluted share, net of income tax. There were no significant receivable write-offs resulting from bankruptcies during 1999 and 1998.

Operating Income

    Operating income increased $5.1 million to $37.9 million (a 16% increase) for fiscal 2000 from $32.8 million for fiscal 1999. The increase in operating income reflects an increase of $6.5 million (a 110% increase) from $5.9 million to $12.5 million in the Company's ETG offset by a decrease of $1.7 million (a 5% decrease) from $31.3 million to $29.6 million in the Company's FSG. The decrease in FSG operating income in fiscal 2000 was due primarily to the $1.3 million write-off of receivables referenced above and higher new product research and development expense discussed above. The increase in ETG operating income was due primarily to increases in sales and gross profits in the ETG discussed above. Operating income for fiscal 2000 was also affected by softness in certain segments of the aviation aftermarket and the sale of Trilectron in September 2000.

    As a percentage of net sales, operating income decreased from 23.2% in fiscal 1999 to 18.7% in fiscal 2000 reflecting lower margins within the FSG discussed above. The FSG's operating income as a percentage of net sales declined from 33.1% in fiscal 1999 to 24.8% in fiscal 2000 due principally to the receivable write-off referenced above, lower margins contributed by certain acquired businesses and higher new product research and development expense. The operating margins in the FSG were partially offset by improvements in the operating margins of the ETG, as well as lower corporate costs. The ETG's operating income as a percentage of net sales improved from 12.7% in fiscal 1999 to 14.9% in fiscal 2000. This improvement reflects higher operating margins contributed by businesses acquired in fiscal 1999 and new products. Corporate costs as a percent of consolidated sales were down 1% in fiscal 2000 versus fiscal 1999.

    Adjusted to exclude Trilectron's operations and the impact of the aforementioned accounts receivable write-off, operating margins were 23.4% in fiscal 2000.

Interest Expense

    Interest expense increased $3.4 million to $5.6 million from fiscal 1999 to fiscal 2000. The increase was principally due to increased outstanding debt balances during the period related to borrowings on the Company's Credit Facility used principally to finance acquisitions.

Interest and Other Income

    Interest and other income increased slightly by $35,000 to $929,000 from fiscal 1999 to fiscal 2000 due to an increase in invested funds.

Gain on sale of product line

    The gain represents the pretax gain on the aforementioned sale of Trilectron.

Income Tax Expense

    The Company's effective tax rate increased to 38.6% in fiscal 2000 from 36.8% in fiscal 1999, primarily due to lower tax benefit on export sales attributable to the inclusion of the gain on the sale of Trilectron and increased state taxes and non-deductible goodwill resulting from acquisitions. For a detailed analysis of the provisions for income taxes, see Note 8 to the Consolidated Financial Statements.

Minority Interest

    Minority interest represents the 20% minority interest held by Lufthansa, which decreased $304,000 from fiscal 1999 to fiscal 2000 due primarily to lower net income of the FSG and higher corporate expenses allocable to the minority interest.

Income from Continuing Operations

    The Company's income from continuing operations totaled $27.7 million, or $1.39 per diluted share, in fiscal 2000 improving 70% from income from continuing operations of $16.3 million, or $.84 per diluted share, in fiscal 1999.

    The increase in income from continuing operations is primarily due to the gain on the sale of product line and increased operating income partially offset by higher interest expense discussed above.

    Excluding the gain on sale of product line and the write-off of receivables referenced above, income from continuing operations increased by $1.5 million to $17.8 million, or $.90 per diluted share, from $16.3 million, or $.84 per diluted share, in fiscal 1999.

    Cash earnings per share from continuing operations, or income from continuing operations per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill), increased 66% to $1.59 in fiscal 2000 from $.96 in fiscal 1999.

Adjustment to Gain on Sale of Discontinued Operations

    The adjustment to gain on sale of discontinued operations of $1.4 million ($0.07 per diluted share) represents the additional taxes and related interest incurred in connection with the Company's settlement of a tax adjustment whereby the IRS conceded one-third of the original tax adjustment proposed by the IRS. For further information, see Note 4 to Consolidated Financial Statements.

Net Income

    The Company's net income totaled $26.3 million, or $1.32 per diluted share, in fiscal 2000, improving 61% from net income of $16.3 million, or $.84 per diluted share, in fiscal 1999.

    The improvement in net income for fiscal 2000 over fiscal 1999 reflects the increase in income from continuing operations partially offset by the adjustment to the gain on sale of the discontinued health care operations.

Comparison of Fiscal 1999 to Fiscal 1998

  Net Sales

    Net sales in fiscal 1999 totaled $141.3 million, up 48% when compared to fiscal 1998 net sales of $95.4 million.

    The increase in sales for fiscal 1999 reflects an increase of $29.2 million (a 45% increase) to $94.6 million from the Company's FSG and an increase of $16.7 million (a 56% increase) to $46.7 million in revenues from the Company's ETG. Sales from the FSG reflect increases in sales of new products and services, including newly developed and acquired FAA-approved jet engine replacement parts, and increased demand from engine component and accessory overhaul services. The FSG sales increase also includes revenues of $11.1 million from newly acquired businesses (ACI, Air Radio and Thermal). Sales from the ETG reflect revenues of $10.1 million from newly acquired businesses (Radiant, Leader Tech, and SBIR). The balance of the ETG sales increase reflects internal growth, primarily attributed to sales of new products and increased market penetration.

Gross Profits and Operating Expenses

    The Company's gross profit margins averaged 40.7% for fiscal 1999 as compared to 37.9% for fiscal 1998 resulting from improved margins in both operating segments. The increase in the FSG operations was due to favorable sales price terms under certain contracts, continuing efforts to lower manufacturing costs, the reimbursement of research and development costs from Lufthansa and higher gross margins contributed by newly developed and acquired FAA-approved jet engine replacement parts as well as newly acquired businesses. Fiscal 1999 and 1998 cost of sales amounts include approximately $1.2 million and $900,000 of new product research and development expenses, respectively. These amounts are net of $6.7 million and $3.5 million received from Lufthansa in 1999 and 1998, respectively. The gross margin improvement in the ETG primarily reflects higher gross profit margins contributed by newly acquired businesses and the addition of new products with higher profit margins.

    Selling, general and administrative (SG&A) expenses were $24.7 million for fiscal 1999 and $17.1 million for fiscal 1998. The increase results from the inclusion of SG&A expenses of the newly acquired companies, including additional amortization of goodwill which totaled $3.7 million in fiscal 1999 and $.8 million in fiscal 1998, increases in both segments related to internal sales growth, partially offset by a reduction in corporate expenses due to lower executive compensation expense. As a percentage of net sales, SG&A expenses remained stable at 17.5% for fiscal 1999 versus 18.0% for fiscal 1998 reflecting continuing efforts to control costs while increasing revenues.

Operating Income

    Operating income increased $13.8 million to $32.8 million (a 73% increase) for fiscal 1999 from $19.0 million for fiscal 1998. The increase in operating income reflects an increase of $9.0 million (a 41% increase) from $22.3 million to $31.3 million in the Company's FSG and an increase of $4.0 million (a 215% increase) from $1.9 million to $5.9 million in the Company's ETG. The increases in operating income were due primarily to increases in sales and gross profits in the FSG and ETG discussed above.

    As a percentage of net sales, operating income improved from 19.9% in fiscal 1998 to 23.2% in fiscal 1999 reflecting the increase in gross profit margins and the decline in SG&A expenses as a percentage of net sales discussed above. The FSG's operating income as a percentage of net sales declined slightly from 34.0% in fiscal 1998 to 33.1% in fiscal 1999 due principally to growth in the Company's repair and overhaul services, which generally have lower margins than sales of the Company's FAA-approved jet engine replacement parts. The ETG's operating income as a percentage of net sales improved significantly from 6.3% in fiscal 1998 to 12.7% in fiscal 1999. This improvement reflects higher operating margins contributed by newly acquired businesses and newly developed products as well as manufacturing cost improvements.

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

Income Tax Expense

    The Company's effective tax rate increased to 36.8% in fiscal 1999 from 34.5% in fiscal 1998, principally due to an increase in non-deductible goodwill, a decrease in tax-free investments, and an increase in other miscellaneous non-deductible items. For a detailed analysis of the provision for income taxes, see Note 8 to the Consolidated Financial Statements.

Minority Interest

    Minority interest represents the 20% minority interest held by Lufthansa which increased $974,000 from fiscal 1998 to fiscal 1999 due to higher net income of the FSG.

Net Income

    The Company's net income totaled $16.3 million, or $.84 per diluted share, in fiscal 1999, improving 55% from net income of $10.5 million, or $.61 per diluted share, in fiscal 1998. The percentage increase in net income exceeded the earnings per share percentage increase due to an increase in common stock shares outstanding resulting from the offering of 3.0 million shares of Class A Common Stock during the second quarter of fiscal 1999.

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

Liquidity and Capital Resources

    The Company generates cash primarily from operating activities and financing activities, including borrowings under long-term credit agreements. In fiscal 2000, the Company also generated cash from the sale of a product line.

    Principal uses of cash by the Company include acquisitions, payments of interest and principal on debt, capital expenditures and increases in working capital.

    The Company believes that operating cash flow and available borrowings under the Company's Credit Facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

    Cash flow from operations was $12.1 million for fiscal 2000, principally reflecting net income of $26.3 million, adjustments for gain on sale of product line, depreciation and amortization, minority interest, and tax benefits related to stock option exercises of $17.3 million, $9.8 million, $3.3 million and $1.7 million, respectively, offset by an increase in net operating assets of $11.5 million. The increase in net operating assets primarily resulted from an increase in accounts receivable resulting from extended payment terms, and an increase in inventories to meet increased sales orders under certain ETG contracts, as well as increases in income taxes payable and accrued expenses of $7.9 million and $1.2 million, respectively, mainly due to the sale of Trilectron. Excluding cash flow used in the operations of Trilectron prior to its sale, cash flow from operations totaled approximately $21 million in fiscal 2000.

    Cash flow from operations was $9.6 million in fiscal 1999 principally reflecting net income of $16.3 million, adjustments for depreciation and amortization, minority interest, and tax benefits related to stock option exercises of $6.3 million, $3.6 million and $1.6 million, respectively, offset by an increase in net operating assets of $18.2 million. This increase in net operating assets primarily resulted from the net effect of an increase in inventories to meet increased sales orders and an increase in accounts receivable resulting from extended payment terms under certain ETG contracts, offset by an increase in trade payables and other current liabilities associated with higher levels of operations and deferred reimbursement of research and development costs from Lufthansa.

    Cash flow from operations was $10.0 million in fiscal 1998 principally reflecting net income of $10.5 million, an adjustment for depreciation and amortization and minority interest of $2.8 million and $2.6 million, respectively, offset by an increase in net operating assets of $5.0 million. The increase in net operating assets was primarily due to increases in inventories and accounts receivable associated with higher levels of operations and deferred reimbursement of research and development costs from Lufthansa.

Investing Activities

    The principal cash provided by investing activities was $48.4 million generated in fiscal 2000 as a result of the sale of Trilectron. Cash used in investing activities the last three years was cash used in acquisitions totaling $175.3 million, including $24.8 million in fiscal 2000. For further detail on acquisitions see Notes 2 and 16 to the Consolidated Financial Statements. Capital expenditures totaled $29.1 million primarily representing the purchase of new facilities and expansion of existing production facilities and capabilities.

Financing Activities

    The Company's principal financing activities over the last three years included net proceeds from the offering of 3.0 million shares of Class A Common Stock totaling $56.3 million in fiscal 1999 and proceeds from long-term debt of $155.5 million, including $149.5 million from the Company's Credit Facility used primarily to fund acquisitions. In addition, the Company received $20.5 million from Lufthansa during fiscal 1999 and 1998 representing minority interest investments to purchase and maintain its 20% equity position in the FSG. The Company repaid $111.5 million of the outstanding balance on its Credit Facility and $5.6 million in other long-term debt. The Company also used an aggregate of $4.8 million to repurchase common stock primarily during fiscal 1999 and 1998.

    In 1998, the Company entered into a $120 million revolving credit facility with a bank syndicate, which contains both revolving credit and term loan features. The credit facility may be used for working capital and general corporate needs of the Company and to finance acquisitions (generally not in excess of $25.0 million for any single acquisition nor in excess of an aggregate of $25.0 million for acquisitions during any four fiscal quarter period without the requisite approval of the bank syndicate) on a revolving basis through July 2003. Advances under the credit facility accrue interest, at the Company's option, at a premium (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) over the LIBOR rate or the higher of the prime lending rate and the Federal Funds Rate. The Company is required to maintain certain financial covenants, including minimum net worth, limitations on capital expenditures (excluding expenditures for the acquisition of businesses) and limitations on additional indebtedness. See Note 6 to the Consolidated Financial Statements for further information regarding credit facilities.

New Accounting Standards

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 was amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138) for certain derivative instruments and hedging activities as indicated by SFAS 138. The Company adopted SFAS 133 beginning November 1, 2000. Adoption of SFAS 133 is not significant to the Company's consolidated financial statements as of October 31, 2000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of

SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 in fiscal 2001, however, such adoption would not be significant to the Company's consolidated financial statements as of October 31, 2000.

    In July 2000, the Emerging Issues Task Force (EITF) issued "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" (EITF 00-15). This Issue addresses the cash flow statement presentation of the windfall tax benefit associated with nonqualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by the Company upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 as of July 31, 2000 and as such has reclassified the income tax benefit realized on stock options into the cash provided by operating activities for both periods presented.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    The primary market risk to which the Company has exposure is interest rate risk, mainly related to its revolving credit facility and industrial revenue bonds, which had an aggregate outstanding balance of $40 million and $72 million at October 31, 2000 and 1999, respectively. Interest rates on the revolving credit facility borrowings are based on LIBOR plus a variable margin, while interest rates on the industrial development revenue bonds are based on variable rates. Changes in interest rates can affect the Company's net income and cash flows. In order to manage its interest rate risk, in February 2000, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.59% for a two-year period ending February 2, 2002. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations. Based on the outstanding debt balance at October 31, 2000 and 1999, a change of 1% in interest rates would cause a change in interest expense of approximately $100,000 and $720,000, respectively, on an annual basis.

    As of October 31, 2000 and 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on the Company's financial condition.

Item 8. Financial Statements and Supplementary Data HEICO Corporation and Subsidiaries

                                HEICO CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report..................................................................           25
Consolidated Balance Sheets at October 31, 2000 and 1999......................................           26
Consolidated Statements of Operations for the years ended October 31, 2000, 1999 and
  1998........................................................................................           28
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years
  Ended October 31, 2000, 1999 and 1998.......................................................           29
Consolidated Statements of Cash Flows for the years ended October 31, 2000, 1999 and
  1998........................................................................................           30
Notes to Consolidated Financial Statements....................................................           31

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of HEICO Corporation:

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the Company) as of October 31, 2000 and 1999, and the related consolidated statements of operations, of shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
December 14, 2000

                       HEICO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2000 and 1999

                                                                               2000                 1999
                                                                          ----------------    -----------------
                                 ASSETS
Current assets:
  Cash and cash equivalents........................................       $      4,807,000     $      6,031,000
  Receivable from sale of product line ............................             12,412,000                 --
  Accounts receivable, net.........................................             29,553,000           35,326,000
  Inventories......................................................             34,362,000           45,172,000
  Prepaid expenses and other current assets........................              2,975,000            2,527,000
  Deferred income taxes............................................              2,543,000            1,534,000
                                                                         -----------------    -----------------
          Total current assets.....................................             86,652,000           90,590,000
  Property, plant and equipment, net...............................             26,903,000           28,336,000
  Unexpended bond proceeds.........................................                     --              280,000
  Intangible assets, net...........................................            152,770,000          143,557,000
  Long-term investments............................................              5,832,000            3,231,000
  Deferred income taxes............................................                     --            1,366,000
  Other assets.....................................................              9,575,000            5,803,000
                                                                         -----------------    -----------------
          Total assets.............................................         $  281,732,000       $  273,163,000
                                                                         =================    =================

          The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2000 and 1999

                                                                                              2000              1999
                                                                                       ---------------   ----------------
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Current maturities of long-term debt.....................................       $        27,000   $        551,000
       Trade accounts payable...................................................             5,026,000         11,070,000
       Accrued expenses and other current liabilities...........................            17,872,000         15,299,000
       Income taxes payable.....................................................             8,258,000            392,000
                                                                                       ---------------    ---------------
               Total current liabilities........................................            31,183,000         27,312,000
     Long-term debt, net of current maturities..................................            40,015,000         72,950,000
     Deferred income taxes......................................................               417,000                 --
     Other non-current liabilities..............................................             6,922,000          3,590,000
                                                                                       ---------------    ---------------
               Total liabilities................................................            78,537,000        103,852,000
                                                                                       ---------------    ---------------
     Minority interest in consolidated subsidiary...............................            33,351,000         30,022,000
                                                                                       ---------------    ---------------
     Commitments and contingencies (Notes 2, 3, 6, 7 and 17)
     Shareholders' equity:
       Preferred Stock, par value $.01 per share; Authorized -- 10,000,000 shares issuable in series, 200,000 designated as Series A Junior
          Participating Preferred Stock, none issued............................                    --                 --
       Common Stock, $.01 par value; Authorized-- 30,000,000 shares;
          Issued and Outstanding 8,514,056 shares in 2000 and 8,408,821 in 1999.                85,000             84,000
       Class A Common Stock, $.01 par value; Authorized -- 30,000,000 shares;
          Issued and Outstanding 8,984,740 shares in 2000 and 8,909,107 in 1999
          (as restated).........................................................                90,000             73,000
       Capital in excess of par value...........................................           111,138,000         91,094,000
       Accumulated other comprehensive loss.....................................              (632,000)        (2,235,000)
       Retained earnings........................................................            60,614,000         52,280,000
                                                                                       ---------------     --------------
                                                                                           171,295,000        141,296,000
       Less: Note receivable from employee savings and investment plan..........            (1,451,000)        (2,007,000)
                                                                                       ---------------     --------------
               Total shareholders' equity.......................................           169,844,000        139,289,000
                                                                                       ---------------     --------------
               Total liabilities and shareholders' equity.......................       $  281,732,000      $  273,163,000
                                                                                       ==============      ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended October 31, 2000, 1999 and 1998

                                                                       2000               1999               1998
                                                                   ------------       ------------       ------------
  Net sales....................................................    $202,909,000       $141,269,000       $ 95,351,000
                                                                   ------------       ------------       ------------
  Operating costs and expenses:
  Cost of sales................................................     127,098,000         83,737,000         59,247,000
  Selling, general and administrative expenses.................      36,576,000         24,717,000         17,140,000
  Write-off of receivables (Note 16)...........................       1,312,000                 --                 --
                                                                   ------------       ------------       ------------

            Total operating costs and expenses.................     164,986,000        108,454,000         76,387,000
                                                                   ------------       ------------       ------------
  Operating income.............................................      37,923,000         32,815,000         18,964,000

  Interest expense.............................................      (5,611,000)        (2,173,000)          (984,000)
  Interest and other income....................................         929,000            894,000          2,062,000
  Gain on sale of product line.................................      17,296,000                 --                 --
                                                                   ------------       ------------       ------------
  Income from continuing operations
     before income taxes and minority interest.................      50,537,000         31,536,000         20,042,000
  Income tax expense...........................................      19,509,000         11,606,000          6,914,000
                                                                   ------------       ------------       ------------
  Income from continuing operations before minority interest...      31,028,000         19,930,000         13,128,000
  Minority interest............................................       3,289,000          3,593,000          2,619,000
                                                                   ------------       ------------       ------------
  Income from continuing operations............................      27,739,000         16,337,000         10,509,000
  Adjustment to gain on sale of discontinued health care opera-
     tions, net of applicable income tax benefit of $208,000...      (1,422,000)                --                 --
                                                                   ------------       ------------       ------------
  Net income...................................................     $26,317,000       $ 16,337,000       $ 10,509,000
                                                                   ============       ============       ============
  Basic per share data:
    Income from continuing operations..........................    $       1.59       $       1.00       $        .76
    Adjustment to gain on sale of discontinued health care
      operations...............................................            (.08)                --                 --
                                                                   ------------       ------------       ------------
    Net income.................................................    $       1.51       $       1.00       $        .76
                                                                   ============       ============       ============
  Diluted per share data:
    Income from continuing operations..........................    $       1.39       $        .84       $        .61
    Adjustment to gain on sale of discontinued health care
      operations...............................................            (.07)                --                 --
                                                                   ------------       ------------       ------------
    Net income.................................................    $       1.32       $        .84       $        .61
                                                                   ============       ============       ============
  Weighted average number of common shares outstanding:
    Basic......................................................      17,376,657         16,302,791         13,748,987
                                                                   ============       ============       ============
    Diluted....................................................      19,916,794         19,407,399         17,094,682
                                                                   ============       ============       ============

              The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended October 31, 2000, 1999 and 1998

                                                                          Accumulated
                                                  Class A   Capital in       Other
                                          Common  Common    Excess of    Comprehensive   Retained         Note      Comprehensive
                                           Stock   Stock    Par Value        Loss        Earnings      Receivable       Income
                                        --------  --------  ------------ -------------  -----------    -----------  -------------
Balances, October 31, 1997.........     $ 83,000   $    --   $35,533,000  $         --  $26,772,000    $(2,942,000)
Distribution of one share of Class A
  Common Stock for each two shares of
  Common Stock made April 23, 1998.           --    42,000       (42,000)           --           --             --
Repurchase of stock................       (1,000)   (1,000)   (2,036,000)           --           --             --
Exercise of stock options..........        1,000        --       471,000            --           --             --
Tax benefit for stock option exercises        --        --       485,000            --           --             --
Payment on note receivable from
  employee savings and investment plan        --        --            --            --           --        444,000
Cash dividends ($.045 per share)...           --        --            --            --     (643,000)            --
Net income for the year............           --        --            --            --   10,509,000             --    $10,509,000
Unrealized loss on investments, net of
  tax of $671,000..................           --        --            --    (1,142,000)          --             --     (1,142,000)
                                                                                                                     ------------
Comprehensive income...............           --        --            --            --           --             --   $  9,367,000
                                                                                                                     ============
Other..............................           --        --        63,000            --       11,000             --
                                        --------   -------   -----------  ------------  -----------     -----------
Balances, October 31, 1998.........       83,000    41,000    34,474,000    (1,142,000)  36,649,000     (2,498,000)
Secondary offering of Class A Common
  shares...........................           --    30,000    56,235,000            --           --             --
Repurchase of stock................       (1,000)       --    (2,625,000)           --           --             --
Exercise of stock options..........        2,000     2,000     1,335,000            --           --             --
Tax benefit for stock option exercises        --        --     1,610,000            --           --             --
Payment on note receivable from
  employee savings and investment
  plan.............................           --        --            --            --           --        491,000
Cash dividends ($.045 per share) ..           --        --            --            --     (708,000)            --
Net income for the year............           --        --            --            --   16,337,000             --    $16,337,000
Unrealized loss on investments, net
   of tax of $721,000..............           --        --            --    (1,093,000)          --             --     (1,093,000)
                                                                                                                      -----------
Comprehensive income...............           --        --            --            --           --             --    $15,244,000
                                                                                                                      ===========
Other..............................           --        --        65,000            --        2,000             --
                                        --------  --------  ------------ -------------  -----------    -----------
Balances, October 31, 1999.........       84,000    73,000    91,094,000    (2,235,000)  52,280,000     (2,007,000)
10% Common and Class A stock
  dividend paid in Class A shares..           --    15,000    17,125,000            --  (17,158,000)            --
Repurchase of stock................           --        --      (105,000)           --           --             --
Exercise of stock options..........        1,000     2,000       978,000            --           --             --
Tax benefit for stock option exercises        --        --     1,736,000            --           --             --
Payment on note receivable from
  employee savings and investment
  plan.............................           --        --            --            --           --        556,000
Cash dividends ($.048 per share) ..           --        --            --            --     (828,000)            --
Net income for the year............           --        --            --            --   26,317,000             --    $26,317,000
Unrealized gain on investments, net
  of tax of $998,000...............           --        --            --     1,603,000           --             --      1,603,000
                                                                                                                      -----------
Comprehensive income...............           --        --            --            --           --             --    $27,920,000
                                                                                                                      ===========
Other..............................           --        --       310,000            --        3,000             --
                                        --------  --------  ------------ -------------  -----------    -----------
Balances, October 31, 2000.........     $ 85,000  $ 90,000  $111,138,000 $    (632,000) $60,614,000    $(1,451,000)
                                        ========  ========  ============ =============  ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended October 31, 2000, 1999 and 1998

                                                                               2000             1999             1998
                                                                           ------------     ------------     ------------
Cash flows from operating activities:
Net income...........................................................      $ 26,317,000     $ 16,337,000     $ 10,509,000
Adjustments to reconcile net income to cash provided by operating activities:
  Gain on sale of product line.......................................       (17,296,000)              --               --
  Depreciation and amortization......................................         9,775,000        6,289,000        2,761,000
  Deferred income taxes..............................................          (175,000)          31,000         (342,000)
  Deferred financing costs...........................................             8,000               --       (1,039,000)
  Minority interest in consolidated subsidiary.......................         3,289,000        3,593,000        2,619,000
  Tax benefit on stock option exercises..............................         1,736,000        1,610,000          485,000
  Change in assets and liabilities, net of acquisitions and dispositions:
    Increase in accounts receivable..................................       (11,569,000)      (5,442,000)      (3,822,000)
    Increase in inventories..........................................        (7,471,000)     (12,209,000)      (4,642,000)
    Increase in prepaid expenses and other current assets............        (1,662,000)        (393,000)        (182,000)
    Increase in trade payables, accrued expenses and
      other current liabilities......................................         1,159,000          231,000        4,653,000
    Increase (decrease) in income taxes payable......................         7,866,000         (569,000)        (961,000)
    Other............................................................           155,000          134,000          (15,000)
                                                                           ------------     ------------     ------------
Net cash provided by operating activities............................        12,132,000        9,612,000       10,024,000
                                                                           ------------     ------------     ------------
Cash flows from investing activities:
Proceeds from sale of product line, net of expenses..................        44,377,000               --               --
Proceeds from receivable from sale of product line...................         4,000,000               --               --
Acquisitions, net of cash acquired...................................       (24,799,000)    (104,861,000)     (45,627,000)
Capital expenditures.................................................        (8,665,000)     (14,217,000)      (6,171,000)
Net change in available-for-sale investments.........................                --       (2,366,000)      (3,864,000)
Payment received from employee savings and investment plan note
  receivable.........................................................           556,000          491,000          444,000
Other................................................................          (724,000)        (517,000)        (171,000)
                                                                           ------------     ------------     ------------
Net cash provided by (used in) investing activities..................        14,745,000     (121,470,000)     (55,389,000)
                                                                           ------------     ------------     ------------
Cash flows from financing activities:
Proceeds from the issuance of long-term debt:
  Revolving credit facility..........................................        29,000,000       95,500,000       25,000,000
  Bond reimbursement.................................................           287,000          513,000        3,384,000
  Other..............................................................           880,000          836,000           95,000
Principal payments on long-term debt.................................       (58,381,000)     (53,187,000)      (5,493,000)
Proceeds from Class A Common Stock offering, net.....................                --       56,265,000               --
Minority interest investments........................................                --       11,537,000        9,000,000
Proceeds from the exercise of stock options..........................           981,000        1,339,000          472,000
Repurchases of common stock..........................................          (105,000)      (2,626,000)      (2,038,000)
Cash dividends paid..................................................          (846,000)        (708,000)        (643,000)
Other................................................................            83,000         (189,000)          (2,000)
                                                                           ------------     ------------     ------------
Net cash (used in) provided by financing activities..................       (28,101,000)     109,280,000       29,775,000
                                                                           ------------     ------------     ------------
Net decrease  in cash and cash equivalents...........................        (1,224,000)      (2,578,000)     (15,590,000)
Cash and cash equivalents at beginning of year.......................         6,031,000        8,609,000       24,199,000
                                                                           ------------     ------------     ------------
Cash and cash equivalents at end of year.............................      $  4,807,000     $  6,031,000     $  8,609,000
                                                                           ==============   ==============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the years ended October 31, 2000, 1999 and 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

    HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace) and HEICO Electronic Technologies Corp. (HEICO Electronic), formerly HEICO Aviation Products Corp. and their subsidiaries (collectively, the Company), is principally engaged in the design, manufacture and sale of aerospace, defense and electronics related products and services throughout the United States and internationally. HEICO Aerospace's subsidiaries include HEICO Aerospace Corporation, Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), Aircraft Technology, Inc. (Aircraft Technology), Northwings Accessories Corporation (Northwings), McClain International, Inc. (McClain), Associated Composite, Inc. (ACI), Rogers-Dierks, Inc. (Rogers-Dierks), Air Radio & Instruments Corp. (Air Radio), Turbine Kinetics, Inc. (Turbine), Thermal Structures, Inc. (Thermal), and Future Aviation, Inc. (Future) acquired June 2000. HEICO Electronic's subsidiaries include Trilectron Industries, Inc. (Trilectron) sold September 2000, Radiant Power Corp. (Radiant Power), Leader Tech, Inc. (Leader Tech) and Santa Barbara Infrared, Inc. (SBIR). For further detail of acquired and sold subsidiaries discussed above, see Notes 2 and 3. The Company's customer base is primarily the commercial airline, defense and electronics industries. As of October 31, 2000, the Company's principal operations are located in Atlanta, Georgia; Anacortes, Washington; Glastonbury, Connecticut; Corona and Santa Barbara, California; and Hollywood, Miami, Tampa, Naples and Palmetto, Florida.

Basis of presentation

    The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, of which a 20% interest was sold to Lufthansa Technik AG (Lufthansa) in October 1997 (Note 2). All significant intercompany balances and transactions are eliminated.

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

    Excess of cost over the fair market value of
      net assets acquired.................................        20 to 40 years
    Deferred charges......................................         3 to 20 years

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

Long-term contracts

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

    Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Stock based compensation

    The Company measures compensation cost for stock options using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue using the accounting methods prescribed by APB No. 25 and to provide in Note 12 the pro forma disclosures required by SFAS No. 123.

Contingencies

    Losses for contingencies such as product warranties, litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

New accounting standards

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 was amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138) for certain derivative instruments and hedging activities as indicated by SFAS 138. The Company adopted SFAS 133 beginning November 1, 2000. Adoption of SFAS 133 is not significant to the Company's consolidated financial statements as of October 31, 2000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 in fiscal 2001, however, such adoption would not be significant to the Company's consolidated financial statements as of October 31, 2000.

    In July 2000, the Emerging Issues Task Force (EITF) issued "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option" (EITF 00-15). This Issue addresses the cash flow statement presentation of the windfall tax benefit associated with nonqualified stock options. Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by the Company upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. The Company adopted EITF 00-15 as of July 31, 2000 and as such has reclassified the income tax benefit realized on stock options into the cash provided by operating activities for all periods presented.

2. ACQUISITIONS AND STRATEGIC ALLIANCE

Acquisitions

    In July 1998, the Company, through a subsidiary, acquired all of the outstanding capital stock of McClain. In consideration of this acquisition, the Company paid approximately $41 million in cash. The Company also purchased from one of McClain's selling shareholders, McClain's headquarters and manufacturing facility for $2.5 million in cash. McClain designs, manufactures and overhauls Federal Aviation Administration (FAA)-approved aircraft jet engine replacement components. The source of the purchase price was $10 million from available funds, $9 million from an additional minority interest investment by Lufthansa and $25 million from proceeds of the Company's Credit Facility (Note 6).

    In October 1998, the Company, through a subsidiary, acquired all of the outstanding capital stock of ACI for cash. The purchase price was not significant. ACI is an FAA-licensed repair and overhaul company.

    Between December 1998 and September 1999, the Company acquired substantially all of the assets of Rogers-Dierks, Radiant, Turbine and all of the outstanding capital stock of Air Radio, Leader Tech and SBIR for an aggregate purchase price of approximately $72.6 million. Rogers-Dierks, Turbine and Air Radio were acquired through HEICO Aerospace. Radiant, Leader Tech, and SBIR were acquired through HEICO Electronic. The source of the purchase price for these acquisitions was proceeds from the Company's Credit Facility, excluding Air Radio and Turbine, which were funded primarily from the proceeds of the Company's public offering discussed in Note 11. Subsequent to the closings of the HEICO Aerospace transactions, Lufthansa made additional investments of approximately $5.0 million in HEICO Aerospace pursuant to Lufthansa's option to maintain its 20% equity interest in HEICO Aerospace.

    In connection with the Rogers-Dierks acquisition, the Company committed to pay $1.1 million in deferred payments over the next two-year period ending in fiscal 2001. The Company paid $250,000 related to this deferred payment in fiscal 2000. In March 2000, as a result of Rogers-Dierks meeting earnings objectives, the Company paid $3.1 million in additional purchase consideration to the former shareholders of Rogers-Dierks. Subject to meeting additional earnings objectives, the former shareholders of Rogers-Dierks could receive additional consideration of up to $3.1 million payable in cash or shares of the Company's Class A Common Stock payable in fiscal 2001. Rogers-Dierks formerly designed and manufactured FAA-approved, factory-new jet engine replacement parts for sale to commercial airlines. The Company has continued to use the acquired assets for the same purposes as formerly used by Rogers-Dierks.

    The Radiant Power product line includes back-up power supplies and battery packs for a variety of aircraft applications.

    Turbine is engaged in the design and manufacture of FAA-approved, factory-new replacement parts.

    Air Radio is engaged in the overhaul and repair of avionics, instruments and electronic equipment for commercial aircraft. As a result of meeting certain earnings objectives, the former shareholders of Air Radio received additional consideration of $1.25 million in fiscal 2000 under the terms of the acquisition.

    Leader Tech manufactures electromagnetic and radio frequency shielding for circuit boards primarily utilized in telecommunications, computer, aerospace and microwave applications.

    SBIR is an international designer and manufacturer of aerospace and defense infrared simulation and ground test equipment.

    In June 1999, the Company, through HEICO Aerospace, acquired all of the outstanding capital stock of Thermal. Thermal manufactures thermal insulation products and related components primarily for aerospace and defense applications. In consideration of this acquisition, the Company paid approximately $28.9 million in cash, and assumed approximately $4 million in debt. The assumed debt was repaid by the Company at closing. Subject to meeting certain earnings objectives, one of Thermal's selling shareholders would receive additional consideration of up to $1 million over the three years following the acquisition date. The source of the purchase price was proceeds from the Company's Credit Facility. Subsequent to the closing of the transaction, Lufthansa made an additional investment of $6.7 million in HEICO Aerospace pursuant to Lufthansa's option to maintain its 20% equity interest in HEICO Aerospace.

    In June 1999, the Company, through its newly formed subsidiary, Trilectron Europe, LTD, acquired 40% of the outstanding capital stock of R.H. Phillips and Sons Engineers, LTD (Phillips) along with the exclusive worldwide rights to certain Phillips' products. The purchase price of this transaction was insignificant. In September 2000, the Company sold its 40% investment in the outstanding stock of Phillips in connection with the sale of product line discussed in Note 3. Prior to the sale, the Company accounted for this investment under the equity method.

    In February 2000, the Company, through a subsidiary, acquired selected assets of the former Air-A-Plane Corporation for cash. The purchase price was not significant to the Company's consolidated financial statements. The principal acquired assets of Air-A-Plane were subsequently sold as a part of the product line sold in September 2000 (Note 3).

    Effective June 1, 2000, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Future for $14.7 million in cash. The source of the purchase price was proceeds from the Company's Credit Facility. Future is engaged in the repair and overhaul of aircraft accessory components principally serving the regional and commuter aircraft market.

    Had the acquisitions of the assets of Air-A-Plane and Future been consummated as of the beginning of fiscal 2000, the proforma consolidated operating results would not have been materially different from the reported results.

    All of the acquisitions described above were accounted for using the purchase method of accounting and the results of each company were included in the Company's results from their effective dates. The costs of each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as determined by management. The excess of the purchase prices over the fair value of the identifiable net assets acquired aggregated approximately $20.0 million, $92.6 million, and $40.5 million in fiscal 2000, 1999, and 1998, respectively, and are being amortized over a range of 20 to 30 years using the straight-line method.

Strategic alliance and sale of minority interest in consolidated subsidiary

    In October 1997, the Company entered into a strategic alliance with Lufthansa, the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa agreed to invest approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million to be paid to HEICO Aerospace pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional FAA-approved replacement parts. The funds received as a result of the research and development cooperation agreement reduce research and development expenses in the period such expenses are incurred (Note 16). In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine parts on a worldwide basis. In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa invested additional amounts aggregating $21 million pursuant to its option to maintain a 20% equity interest.

3. SALE OF PRODUCT LINE

    On September 14, 2000, the Company consummated the sale of all of the outstanding capital stock of HEICO Electronic's wholly-owned subsidiary, Trilectron, to Hobart Brothers Company, a wholly-owned subsidiary of Illinois Tool Works Inc. (Hobart). In consideration of the sale of Trilectron's capital stock, including its 40% investment in the outstanding capital stock of Phillips, the Company received $52,500,000 in cash, an unsecured non-interest bearing promissory note for $12.0 million payable in three equal installments over the next 90 days, a purchase price adjustment of $4.5 million based on the net worth of Trilectron as of the closing date of the sale, and retained certain property having a book value of approximately $1.5 million. The proceeds from the sale were used to pay down the outstanding balance on the Company's Credit Facility.

    The sale of Trilectron resulted in a pretax gain in fiscal 2000 of $17,296,000 ($10,542,000 or $.53 per diluted share, net of income tax). The pretax gain is net of expenses of $10.8 million, including Board-approved management incentive bonuses, contract indemnification costs and required reserves and professional services fees. Trilectron's results of operations through the date of the closing have been reported in the Company's consolidated statements of operations.

    The receivable from sale of product line of $12,412,000 reported in the October 31, 2000 Consolidated Balance Sheet includes $7.9 million outstanding as of October 31, 2000 under the $12.0 million unsecured promissory note referenced above. The full amount of the receivable was collected subsequent to year end.

4. ADJUSTMENT TO GAIN ON SALE OF DISCONTINUED OPERATIONS

    In January 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service (IRS) of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to partially offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. In the fourth quarter of 2000, the Company reached a settlement pursuant to which the IRS conceded one-third of the original tax adjustment. Accordingly, the additional taxes and related interest, aggregating $1.4 million ($.07 per diluted share) is reflected as adjustment to gain on sale of discontinued health care operations in the consolidated statement of operations.

5. INVESTMENTS

    Long-term investments consist of equity securities with an aggregate cost of $6,858,000 as of October 31, 2000 and 1999. These investments are classified as available-for-sale and stated at a fair value of $5,832,000 and $3,231,000 as of October 31, 2000 and 1999, respectively. The gross unrealized losses were $1,026,000 and $3,627,000 as of October 31, 2000 and 1999, respectively.
Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income. There were no realized gains or losses during fiscal 2000 and 1999. Gross realized gains were $288,000 in fiscal 1998.

6. CREDIT FACILITIES AND LONG-TERM DEBT

    Long-term debt consists of:

                                                                                             October 31,
                                                                                         2000            1999
                                                                                     -----------    -------------
Borrowings under revolving credit facility...................................        $38,000,000    $  66,000,000
Industrial Development Revenue Bonds-- Series 1997A..........................                 --        3,000,000
Industrial Development Revenue Bonds-- Series 1997C..........................                 --          995,000
Industrial Development Revenue Refunding Bonds-- Series 1988.................          1,980,000        1,980,000
Equipment loans..............................................................             62,000        1,526,000
                                                                                     -----------     ------------
                                                                                      40,042,000       73,501,000
Less current maturities......................................................            (27,000)        (551,000)
                                                                                     -----------     ------------
                                                                                     $40,015,000     $ 72,950,000
                                                                                     ===========     ============

    The amount of long-term debt maturing in each of the next five years is $27,000 in fiscal 2001, $27,000 in fiscal 2002, $4,756,000 in fiscal 2003,
$19,002,000 in fiscal 2004, $14,250,000 in fiscal 2005 and $1,980,000 thereafter. The amount of long-term debt maturing in each of the next five years assumes the outstanding borrowings under the revolving credit facility of $38,000,000 will be converted to term loans in July 2003 and amortized over a two-year period in accordance with the terms of the facility.

Revolving credit facility

    In July 1998, the Company entered into a $120 million credit facility (Credit Facility) with a bank syndicate replacing its $7 million credit facility. Funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a five year period, with a maximum Credit Facility term of seven years. Outstanding borrowings bear interest at the Company's choice of prime rate or London Interbank Offering Rates (LIBOR) plus applicable margins. The applicable margins range from .00% to .50% for prime rate borrowings and from .75% to 2.00% for LIBOR based borrowings depending on the leverage ratio of the Company. A fee of .20% to .40% is charged on the amount of the unused commitment depending on the leverage ratio of the Company. The Credit Facility is secured by all the assets, excluding real estate, of the Company and its subsidiaries and contains covenants which, among other things, requires the maintenance of certain working capital, leverage and debt service ratios as well as minimum net worth requirements. At October 31, 2000, the Company had a total of $38 million borrowed under the Credit Facility at a weighted average interest rate of 7.6%, which was borrowed to partially fund acquisitions (Note 2).

Interest rate swap

    In February 2000, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.59% for a two-year period ending February 1, 2002. The fixing of the interest rate for this period offsets the Company's exposure to the uncertainty of floating interest rates on a portion of indebtedness under the Credit Facility. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. The bank has the option to call the swap February 2001. The market value of the interest rate swap was insignificant to the consolidated financial statements as of October 31, 2000.

Industrial development revenue bonds

    The industrial development revenue bonds outstanding October 31, 2000 represent bonds issued by Broward County, Florida in 1988 (the 1988 bonds). The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (4.25% and 3.4% at October 31, 2000 and 1999, respectively). The 1988 bonds as amended are secured by a letter of credit expiring February 2004 and a mortgage on the related properties pledged as collateral.

    The Series 1997A and 1997C bonds were issued in 1997 by Manatee County, Florida in the amounts of $3,000,000 and $1,000,000, respectively, for the purpose of constructing and purchasing equipment for a new facility in Palmetto, Florida. In September 2000, the facility in Palmetto, Florida and the Company's obligation under the 1997 bonds were sold in connection with the sale of the product line discussed in Note 3.

Equipment loan facility

    In March 1994, a bank committed to advance up to $2,000,000 through September 2001, as amended, for the purpose of purchasing equipment to be used in the Company's operations. Each term loan is limited to 80% of the purchase price of the related equipment and is repayable up to a maximum of 60 months with interest at a rate equal to prime rate (as defined). The term loans are secured by collateral representing the related purchased equipment. Equipment loans beared interest at rates ranging from 8.5% to 9.0% at October 31, 1999. In October 2000, the Company paid off the balance outstanding under the equipment loan facility.

7. LEASE COMMITMENTS

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

    Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows:

    Year ending October 31,
    2001..................................................    $ 1,915,000
    2002..................................................      1,513,000
    2003..................................................      1,279,000
    2004..................................................        610,000
    2005..................................................        254,000
    After 2005............................................             --
                                                              -----------
    Total minimum lease commitments.......................    $ 5,571,000
                                                              ===========

    Total rent expense charged to operations for operating leases in fiscal 2000, fiscal 1999 and fiscal 1998 amounted to $2,041,000, $976,000 and $319,000, respectively.

8. INCOME TAXES

    The provision for income taxes on income from continuing operations for each of the three years ended October 31 was as follows:

                                                     2000            1999           1998
                                                 -------------    -------------  -----------
     Current:
       Federal............................       $  17,690,000    $ 10,540,000   $ 6,687,000
       State..............................           1,994,000       1,035,000       569,000
                                                 -------------    ------------   -----------
                                                    19,684,000      11,575,000     7,256,000
     Deferred.............................            (175,000)         31,000      (342,000)
                                                 -------------    ------------   -----------
     Total income tax expense.............       $  19,509,000    $ 11,606,000   $ 6,914,000
                                                 =============    ============   ===========

    A deferred tax charge of $998,000 and deferred tax benefits of $721,000 and $671,000, relating to gross unrealized losses on available-for-sale equity securities, were recorded as adjustments to shareholders' equity in fiscal 2000, 1999 and 1998, respectively.

    In connection with its acquisitions, the Company assumed net deferred tax assets of $37,000 in fiscal 2000 and net deferred tax liabilities of $295,000 in fiscal 1999.

The following table reconciles the federal statutory tax rate to the Company's effective tax rate from continuing operations:

                                                                                  2000       1999       1998
                                                                                 ------     ------     -----
     Federal statutory tax rate............................................        35.0%     35.0%      35.0%
     State taxes, less applicable federal income tax reduction.............         2.5       2.1        2.1
     Tax benefits on export sales..........................................        (1.4)     (2.0)      (2.1)
     Nondeductible amortization of intangible assets.......................         1.6       1.3         .8
     Tax benefits from tax-free investments................................          --        --        (.2)
     Other, net............................................................          .9        .4       (1.1)
                                                                                  -----      ----       -----
                 Effective tax rate..........................................      38.6%     36.8%      34.5%
                                                                                  =====      ====       =====

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 2000 and 1999 are as follows:

                                                                  October 31,
                                                            ------------------------
                                                                2000         1999
                                                            -----------   ----------
Deferred tax assets:

Inventories...........................................       $ 660,000    $  924,000
Bad debt allowances...................................         254,000       271,000
Deferred compensation liability.......................       1,616,000       809,000
Vacation accruals.....................................         138,000       257,000
Customer rebates and credits..........................         267,000       142,000
Retirement plan liability.............................         228,000       212,000
Warranty accruals.....................................         280,000       210,000
Unrealized loss on investments........................         394,000     1,392,000
Accrued items related to sale of product line.........       1,073,000            --
Other.................................................         158,000       102,000
                                                            ----------   -----------
          Total deferred tax assets...................       5,068,000     4,319,000
                                                            ----------   -----------
Deferred tax liabilities:

Accelerated depreciation..............................         635,000       396,000
Intangible asset amortization.........................       2,054,000       857,000
Other.................................................         253,000       166,000
                                                            ----------   -----------
          Total deferred tax liabilities..............       2,942,000     1,419,000
                                                            ----------   -----------
          Net deferred tax asset......................       2,126,000     2,900,000
          Less current portion........................      (2,543,000)   (1,534,000)
                                                            ----------   -----------
          Net deferred tax asset (liability),
            long-term portion.........................      $ (417,000)  $ 1,366,000
                                                            ==========   ===========

9. STOCK DIVIDENDS

    In March 1998, the Company's Board of Directors declared a stock distribution payable of one share of newly-authorized Class A Common Stock to each shareholder of Common Stock for each two shares of Common Stock held. The Class A Common Stock distribution was made in April 1998. In June 2000, the Board of Directors declared a 10% stock dividend on all shares outstanding payable in Class A Common shares. The dividend was paid on July 21, 2000 to shareholders of record July 10, 2000. The 10% dividend was valued based on the closing market price of the Company's Class A Common stock as of the day prior to the declaration date. All income per share, dividend per share, price per share, exercise price, stock options and common shares outstanding information has been retroactively restated to reflect stock dividends and splits.

10. PREFERRED STOCK PURCHASE RIGHTS PLAN

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

11. COMMON STOCK AND CLASS A COMMON STOCK

    In February and March 1999, the Company completed, through a public offering, the issuance of an aggregate of 3,293,455 shares of Class A Common Stock, including over-allotment options granted to the underwriters. The net proceeds of the offering to the Company were $56.3 million. A portion of the proceeds of the offering were used to repay the outstanding balance under the Company's Credit Facility and to acquire Air Radio and Turbine (Note 2). The remaining proceeds were used for working capital and general corporate purposes.

    In accordance with the Company's share repurchase program, 6,600 shares of Common Stock were repurchased in fiscal 2000 at a total cost of approximately $105,000. In fiscal 1999, 96,300 and 42,190 shares of Common Stock and Class A Common Stock, respectively, were repurchased at a total cost of approximately $2.6 million.

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

12. STOCK OPTIONS

    The Company currently has two stock option plans, the 1993 Stock Option Plan (1993 Plan) and the Non-Qualified Stock Option Plan (NQSOP). A total of 2,891,272 Common and 2,338,971 Class A Common shares of the Company's stock are reserved for issuance to directors, officers and key employees as of October 31, 2000. Options issued under the 1993 Plan may be designated incentive stock options (ISO) or non-qualified stock options (NQSO). ISOs are granted at not less than 100% of the fair market value at the date of grant (110% thereof in certain cases) and are exercisable in percentages specified at date of grant over a period up to ten years. Only employees are eligible to receive ISOs. NQSOs may be granted at less than fair market value and may be immediately exercisable. Options granted under the NQSOP may be granted to directors, officers and employees at no less than the fair market value at the date of grant and are generally exercisable in four equal annual installments commencing one year from date of grant.

    All stock option share and price per share information has been retroactively restated for stock dividends and splits.

Information concerning all of the stock option transactions for the three years ended October 31, 2000 is as follows:

                                                                                       Shares Under Option
                                                                 Shares         ---------------------------------
                                                                Available                             Price
                                                               For Option         Shares            Per Share
                                                               ----------       ----------       ----------------
    Outstanding, October 31, 1997 .......................          75,790        4,305,608       $ 1.33 -- $11.24

    Additional shares approved by shareholders
      for 1993 Stock Option Plan ........................         645,552               --                     --

    Granted .............................................        (471,902)         471,902       $ 9.02 -- $27.85

    Cancelled ...........................................           2,620          (23,672)      $ 8.94 -- $14.85

    Exercised ...........................................              --         (169,340)      $ 1.77 -- $14.85
                                                               ----------       ----------       ----------------
    Outstanding, October 31, 1998 .......................         252,060        4,584,498       $ 1.33 -- $27.85

    Additional shares approved by shareholders
      for 1993 Stock Option Plan ........................         660,000               --                     --

    Shares approved by Board of Directors for
     grant to former shareholders of SBIR ...............         417,175               --                     --

    Granted .............................................        (979,110)         979,110       $18.38 -- $23.58

    Cancelled ...........................................          28,980          (29,394)      $ 1.77 -- $26.52

    Exercised ...........................................              --         (463,806)      $ 1.77 -- $10.61
                                                               ----------       ----------       ----------------
    Outstanding, October 31, 1999 .......................         379,105        5,070,408       $ 1.33 -- $27.85

    Granted .............................................        (307,615)         307,615       $10.80 -- $14.77

    Cancelled ...........................................         661,217         (691,218)      $ 3.69 -- $26.52

    Exercised ...........................................              --         (189,269)      $ 1.77 -- $10.61
                                                               ----------       ----------       ----------------
    Outstanding, October 31, 2000 .......................         732,707        4,497,536       $ 1.33 -- $27.85
                                                               ==========       ==========       ================

Summary of shares available for option and shares under option by class of common stock is as follows:

                                                                                    Shares Under Option
                                                           Shares              ---------------------------------
                                                          Available                                  Price
                                                         For Option            Shares              Per Share
                                                        ------------          ---------          ---------------
    Common Stock.....................................       175,403           2,848,884          $1.33 --  $27.85
    Class A Common Stock.............................       203,702           2,221,524          $1.33 --  $26.52
                                                            -------           ---------
    Outstanding, October 31, 1999                           379,105           5,070,408
                                                            =======           =========

    Common Stock.....................................       532,869           2,358,403          $1.33 --  $27.85
    Class A Common Stock.............................       199,838           2,139,133          $1.33 --  $26.52
                                                            -------           ---------
    Outstanding, October 31, 2000                           732,707           4,497,536
                                                            =======           =========

    Information concerning stock options outstanding and exercisable by class of common stock as of October 31, 2000 is as follows:

                                                      Common Stock

                                            Weighted            Weighted Average                              Weighted
    Range of              Options            Average               Remaining             Options               Average
 Exercise Prices        Outstanding      Exercise Price     Contractual Life (Years)   Exercisable         Exercise Price
----------------       ------------      --------------     ------------------------  ------------         --------------
  $ 1.33 - $ 3.03          1,290,325            $ 2.04                1.7                  1,290,325              $ 2.04
  $ 3.04 - $ 6.66            407,410              4.17                4.3                    387,175                4.14
  $ 6.67 - $11.24            453,418              9.15                6.2                    372,925                9.09
  $11.25 - $27.85            207,250             20.06                8.5                    101,551               18.33
                           ---------            ------                ---                  ---------              ------
                           2,358,403            $ 5.36                3.6                  2,151,976              $ 4.40
                           =========            ======                ===                  =========              ======

                                                  Class A Common Stock

                                            Weighted             Weighted Average                              Weighted
    Range of              Options            Average                Remaining             Options               Average
 Exercise Prices        Outstanding      Exercise Price      Contractual Life (Years)   Exercisable         Exercise Price
----------------       ------------      --------------      ------------------------  ------------         --------------
  $ 1.33 - $ 3.03          708,415             $ 2.02                 1.9                   708,415              $ 2.02
  $ 3.04 - $ 6.66          255,957               4.15                 4.2                   241,333                4.12
  $ 6.67 - $11.24          299,459               9.30                 6.5                   220,786                9.11
  $11.25 - $26.52          875,302              18.80                 8.6                   516,325               18.99
                         ---------             ------                 ---                 ---------              ------
                         2,139,133             $10.16                 5.6                 1,686,859              $ 8.44
                         =========             ======                 ===                 =========              ======

    Information concerning stock options outstanding and exercisable by class of common stock as of October 31, 1999 is as follows:

                                                      Common Stock

                                            Weighted            Weighted Average                              Weighted
    Range of              Options            Average               Remaining             Options               Average
 Exercise Prices        Outstanding      Exercise Price     Contractual Life (Years)   Exercisable         Exercise Price
----------------       ------------      --------------     ------------------------  ------------         --------------
 $ 1.33 - $ 3.03          1,314,691            $ 2.04                2.6                  1,309,563              $ 2.04
 $ 3.04 - $ 6.66            451,178              4.12                5.2                    395,975                4.07
 $ 6.67 - $11.24            534,465              9.03                7.4                    350,304                8.95
 $11.25 - $27.85            548,550             25.46                9.0                     54,150               27.43
                          ---------            ------                ---                  ---------              ------
                          2,848,884            $ 8.19                5.2                  2,109,992              $ 4.22
                          =========            ======                ===                  =========              ======

                                                  Class A Common Stock

                                            Weighted             Weighted Average                              Weighted
    Range of              Options            Average                Remaining             Options               Average
 Exercise Prices        Outstanding      Exercise Price      Contractual Life (Years)   Exercisable         Exercise Price
----------------       ------------      --------------      ------------------------  ------------         --------------
 $ 1.33 - $ 3.03           730,090             $ 2.01                2.8                   726,757              $ 2.01
 $ 3.04 - $ 6.66           283,030               4.09                5.1                   247,143                4.05
 $ 6.67 - $11.24           319,554               9.09                7.4                   199,897                9.03
 $11.25 - $26.52           888,850              20.98                9.5                   478,495               19.42
                         ---------             ------                ---                 ---------              ------
                         2,221,524             $10.88                6.4                 1,652,292              $ 8.20
                         =========             ======                ===                 =========              ======

    Information concerning stock options outstanding and exercisable by class of common stock as of October 31, 1998 is as follows:

                                                      Common Stock

                                            Weighted             Weighted Average                            Weighted
    Range of              Options            Average                Remaining             Options             Average
 Exercise Prices        Outstanding      Exercise Price      Contractual Life (Years)   Exercisable       Exercise Price
----------------       ------------      --------------      ------------------------  ------------       --------------
 $ 1.33 - $ 3.03        1,423,362            $   2.03                  3.5               1,407,013            $ 2.03
 $ 3.04 - $ 6.66          502,895                4.06                  5.8                 405,425              4.01
 $ 6.67 - $11.24          566,925                9.05                  8.4                 303,754              8.97
 $11.25 - $27.85          272,750               27.42                  9.6                      --                --
                        ---------            --------                  ---               ---------            ------
                        2,765,932            $   6.35                  5.5               2,116,192            $ 3.40
                        =========            ========                  ===               =========            ======

                                                  Class A Common Stock

                                            Weighted             Weighted Average                           Weighted
    Range of              Options            Average                Remaining             Options            Average
 Exercise Prices        Outstanding      Exercise Price      Contractual Life (Years)   Exercisable      Exercise Price
----------------       ------------      --------------      ------------------------  ------------      --------------
$ 1.33 - $ 3.03           925,023            $   2.03                  3.3                914,384            $  2.03
$ 3.04 - $ 6.66           327,041                4.06                  5.6                263,673               4.01
$ 6.67 - $11.24           368,588                9.05                  8.4                197,572               8.97
$11.25 - $26.52           197,914               25.18                  9.6                 27,500              25.00
                        ---------            --------                  ---              ---------            -------
                        1,818,566            $   6.34                  5.4              1,403,129            $  3.82
                        =========            ========                  ===              =========            =======


    If there were a change in control of the Company, options for an additional 206,427 shares of Common Stock and 452,274 shares of Class A Common Stock would become immediately exercisable.

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for those options granted below the fair market value of the stock on the date of grant. Had the fair value of all grants under these plans been recognized as compensation expense over the vesting period of the grants, consistent with SFAS No. 123, the Company's net income would have been $22,953,000 ($1.32 and $1.15 basic and diluted net income per share, respectively) for fiscal 2000, $10,666,000 ($.65 and $.55 basic and diluted net income per share, respectively) for fiscal 1999, and $8,913,000 ($.65 and $.52 basic and diluted net income per share, respectively) for fiscal 1998.

    The estimated weighted average fair value of options granted was $10.07 per share for Common Stock and $9.85 per share for Class A Common Stock in fiscal 2000, $16.45 per share for Common Stock and $12.96 per share for Class A Common Stock in fiscal 1999 and $20.77 per share for Common Stock and $18.68 per share for Class A Common Stock in fiscal 1998.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2000                    1999                   1998
                                                       ----------------        -----------------      -----------------
                                                                Class A                  Class A                Class A
                                                       Common   Common         Common    Common       Common    Common
                                                       Stock    Stock          Stock     Stock        Stock     Stock
                                                       -----    -----          -----     -----        -----     -----
Volatility...........................................  55.83%   55.12%         59.42%    56.74%       59.69%    58.55%
Risk free interest rate (weighted average)...........   6.22%    6.16%          5.21%     5.17%        4.94%     5.44%
Dividend yield (weighted average)....................  .0031%   .0033%         .0019%    .0021%       .0017%    .0019%
Expected life (years)................................      8        8              8         8           10        10

13. RETIREMENT PLANS

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

    In September 1992, the Company sold 987,699 shares of the Company's Common Stock and 642,005 shares of Class A Common Stock to the Plan for an aggregate price of $4,122,000 entirely financed through a promissory note with the Company. The promissory note is payable in nine equal annual installments, inclusive of principal and interest at the rate of 8% per annum, of $655,000 each and a final installment of $640,000 in September 2002 and is prepayable in full or in part without penalty at any time.

    Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on number of years of service. Contributions to the Plan charged to income for fiscal 2000, 1999 and 1998 totaled $907,000, $503,000, and $452,000, respectively, net of interest income earned on the note received from the Plan of $168,000 in fiscal 2000, $202,000 in fiscal 1999 and $182,000 in fiscal 1998.

    In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 2000 and 1999 are not material to the financial position of the Company. During fiscal 2000, 1999 and 1998, $62,000, $67,000, and $80,000, respectively, was expensed for this plan.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                           First              Second               Third              Fourth
                                                          Quarter             Quarter             Quarter             Quarter
                                                      --------------      --------------      --------------      --------------
Net sales:
  2000 .........................................      $   47,940,000      $   53,548,000      $   53,912,000      $   47,509,000
  1999 .........................................          28,211,000          32,731,000          35,593,000          44,734,000
  1998 .........................................          19,783,000          22,673,000          24,062,000          28,833,000
Gross profit:
  2000 .........................................          17,858,000          19,679,000          19,679,000          18,595,000
  1999 .........................................          11,683,000          13,429,000          14,479,000          17,941,000
  1998 .........................................           7,304,000           8,156,000           8,808,000          11,836,000
Income from continuing operations:
  2000 .........................................           4,015,000           4,789,000           4,721,000          14,214,000
  1999 .........................................           3,203,000           4,090,000           4,351,000           4,693,000
  1998 .........................................           2,282,000           2,451,000           2,613,000           3,163,000
Net income:
  2000 .........................................           4,015,000           4,789,000           4,721,000          12,792,000
  1999 .........................................           3,203,000           4,090,000           4,351,000           4,693,000
  1998 .........................................           2,282,000           2,451,000           2,613,000           3,163,000
Income per share from continuing operations:
Basic
  2000 .........................................                 .23                 .28                 .27                 .81
  1999 .........................................                 .23                 .24                 .25                 .27
  1998 .........................................                 .17                 .18                 .19                 .23
Diluted
  2000 .........................................                 .20                 .24                 .24                 .71
  1999 .........................................                 .19                 .20                 .21                 .23
  1998 .........................................                 .14                 .14                 .15                 .19
Net income per share:
Basic
  2000 .........................................                 .23                 .28                 .27                 .73
  1999 .........................................                 .23                 .24                 .25                 .27
  1998 .........................................                 .17                 .18                 .19                 .23
Diluted
  2000 .........................................                 .20                 .24                 .24                 .64
  1999 .........................................                 .19                 .20                 .21                 .23
  1998 .........................................                 .14                 .14                 .15                 .19

    Income from continuing operations in the fourth quarter of fiscal 2000 includes the gain on sale of product line and write-off of certain receivables referenced in Notes 3 and 16, respectively. Excluding these items, income from continuing operations in the fourth quarter of fiscal 2000 was $4,323,000 ($.22 per diluted share). Net income in the fourth quarter of fiscal 2000 also includes the adjustment to gain on sale of discontinued operations referenced in
Note 4, which reduced net income by $1,422,000 ($.07 per diluted share).

    Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year does not equal the sum of the four individual quarters.

15. OPERATING SEGMENTS

    The Company has two operating segments: the Flight Support Group (FSG) which represents HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG), formerly the Electronics & Ground Support Group, which represents HEICO Electronic and its subsidiaries. The FSG designs and manufactures FAA-approved replacement parts, provides FAA-authorized repair and overhaul services and provides subcontracting services to OEMs in the aviation industry and the U.S. Government. The ETG designs and manufactures commercial and military power supplies, circuit board shielding and infrared simulation and test equipment primarily for the aerospace, defense and electronics industries.

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

                                                       Segments
                                           -------------------------------
                                                                                  Other,
                                                                                 Primarily      Consolidated
                                               FSG               ETG             Corporate         Totals
                                            ----------        ----------        ----------         ----------
For the year ended October 31, 2000:
------------------------------------
Net sales ..........................      $119,304,000      $ 83,605,000       $        --       $202,909,000
Depreciation and amortization ......         6,808,000         2,762,000           205,000          9,775,000
Operating income ...................        29,621,000        12,464,000        (4,162,000)        37,923,000
Total assets .......................       197,442,000        54,997,000        29,293,000        281,732,000
Capital expenditures ...............         7,301,000         1,360,000             4,000          8,665,000

For the year ended October 31, 1999:
------------------------------------
Net sales ..........................      $ 94,617,000      $ 46,652,000       $        --       $141,269,000
Depreciation and amortization ......         4,727,000         1,364,000           198,000          6,289,000
Operating income ...................        31,338,000         5,937,000        (4,460,000)        32,815,000
Total assets .......................       173,635,000        89,486,000        10,042,000        273,163,000
Capital expenditures ...............        13,359,000           835,000            23,000         14,217,000

For the year ended October 31, 1998:
------------------------------------
Net sales ..........................      $ 65,412,000      $ 29,939,000       $        --       $ 95,351,000
Depreciation and amortization ......         2,353,000           325,000            83,000          2,761,000
Operating income ...................        22,263,000         1,882,000        (5,181,000)        18,964,000
Total assets .......................       100,835,000        24,354,000         7,872,000        133,061,000
Capital expenditures ...............         1,192,000         4,920,000            59,000          6,171,000

Major customer and geographic information

    No one customer accounted for 10 percent or more of the Company's consolidated net sales during the last three fiscal years. The Company had no material sales originating or long-lived assets held outside of the United States during the last three fiscal years.

    Export sales were $56,626,000 in fiscal 2000, $42,167,000 in fiscal 1999 and $22,874,000 in fiscal 1998.

16. OTHER CONSOLIDATED BALANCE SHEETS, STATEMENTS OF OPERATIONS
      AND STATEMENTS OF CASH FLOWS INFORMATION

    Accounts receivable are composed of the following:

                                                                           Balance at October 31,
                                                                      -------------------------------
                                                                          2000               1999
                                                                      ------------       ------------
Accounts receivable............................................       $ 30,110,000       $ 36,047,000
Less allowance for doubtful accounts...........................           (557,000)          (721,000)
                                                                      ------------       ------------
          Accounts receivable, net.............................       $ 29,553,000       $ 35,326,000
                                                                      ============       ============


    In the fourth quarter of fiscal 2000, the Company wrote off receivables aggregating $1,312,000 as a result of bankruptcy filings by certain customers. The charge is included in the operating income section of the consolidated results of operations. The charge reduced fiscal 2000 net income by $651,000 ($.03 per diluted share). There were no significant receivables write-offs resulting from customer bankruptcies during 1999 or 1998.

    Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                                                            October 31, 2000
                                                                                            ----------------
Costs incurred on uncompleted contracts ................................................      $  5,911,000
Estimated earnings .....................................................................         6,436,000
                                                                                            ----------------
                                                                                                12,347,000
Less billings to date ..................................................................       (11,689,000)
                                                                                            ----------------
                                                                                              $    658,000
                                                                                            ================
Included in accompanying balance
   sheets under the following captions:
   Accounts receivable, net (costs and estimated
      earnings in excess of billings) ..................................................      $  1,372,000
   Accrued expenses, net of other current liabilities (billings
      in excess of costs and estimated earnings) .......................................          (714,000)
                                                                                            ----------------
                                                                                              $    658,000
                                                                                            ================


   Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on percentage of completion contracts were not material in fiscal 1999.

    Inventories are composed of the following:

                                                                              Balance at October 31,
                                                                        ------------------------------
                                                                            2000             1999
                                                                        ------------     -------------
   Finished products.............................................        $ 17,364,000     $ 15,401,000
   Work in process...............................................           6,074,000       12,801,000
   Materials, parts, assemblies and supplies.....................          10,924,000       16,970,000
                                                                        -------------    -------------
             Total inventories...................................        $ 34,362,000     $ 45,172,000
                                                                        =============    =============

    Inventories related to long-term contracts were not significant as of October 31, 2000 and 1999.

    Property, plant and equipment are composed of the following:

                                                                           Balance at October 31,
                                                                       -------------------------------
                                                                             2000             1999
                                                                        -------------    -------------
   Land..........................................................       $   2,258,000    $   1,799,000
   Buildings and improvements....................................          16,549,000       16,954,000
   Machinery and equipment.......................................          26,927,000       22,412,000
   Construction in progress......................................             957,000        5,759,000
                                                                        ---------------  --------------
                                                                           46,691,000       46,924,000
   Less accumulated depreciation.................................         (19,788,000)     (18,588,000)
                                                                        -------------    -------------
             Property, plant and equipment, net..................       $  26,903,000    $  28,336,000
                                                                        =============    =============

    Depreciation and amortization expense on property, plant, and equipment amounted to approximately $3,011,000, $2,430,000 and $1,973,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

    Intangible assets are composed of the following:

                                                                            Balance at October 31,
                                                                            2000             1999
                                                                        ------------     --------
  Excess of cost over the fair value of net assets acquired.....        $161,976,000     $146,964,000
  Deferred charges..............................................           2,748,000        2,504,000
                                                                        ------------     ------------
                                                                         164,724,000      149,468,000
  Less accumulated amortization.................................         (11,954,000)      (5,911,000)
                                                                        ------------     ------------
  Intangible assets, net........................................        $152,770,000     $143,557,000
                                                                        ============     ============

    Amortization expense related to excess of costs over the fair value of net assets acquired and deferred charges amounted to approximately $6,764,000, $3,859,000 and $788,000 for the years ended October 31, 2000, 1999 and 1998, respectively.


    Accrued expenses and other current liabilities are composed of the following:

                                                                                  Balance at October 31,
                                                                                    2000           1999
                                                                                ------------   ------------
  Accrued employee compensation...........................................      $  4,004,000   $  3,321,000
  Deferred purchase price adjustments related to acquisitions.............         3,024,000      2,481,000
  Accrued customer rebates and credits....................................         1,893,000      1,631,000
  Accrued acquisition costs...............................................           191,000        879,000
  Accrued expenses related to sale of product line........................         2,757,000             --
  Deferred reimbursement of research and development costs................                --      1,404,000
  Accrued license payment.................................................                --      1,043,000
  Other...................................................................         6,003,000      4,540,000
                                                                                ------------   ------------
            Total accrued expenses and other current
              liabilities.................................................      $ 17,872,000   $ 15,299,000
                                                                                ============   ============

    Other non-current liabilities include deferred compensation of $4,117,000 as of October 31, 2000. Deferred compensation as of October 31, 1999 was insignificant.

Research and development expenses

    Fiscal 2000, 1999 and 1998 cost of sales amounts include approximately $2,300,000, $1,200,000 and $900,000, respectively, of new product research and development expenses of HEICO Aerospace. The expenses for fiscal 2000, 1999 and 1998 are net of $5,200,000, $6,700,000 and $3,500,000, respectively, received from Lufthansa and spent by the Company for all three years pursuant to a research and development cooperation agreement entered into

October 1997 (Note 2). Amounts received from Lufthansa and not used as of October 31, 1999 totaled $1,404,000 and are recorded as accrued expenses on the consolidated balance sheets. There were no amounts received from Lufthansa and not used as of October 31, 2000. As of October 31, 2000, the Company has future reimbursements for research and development expenses aggregating $700,000 from Lufthansa which will be received through May 2001.

Supplemental disclosures of cash flow information are as follows:

     Cash paid for interest was $5,575,000, $2,052,000 and $996,000 in fiscal 2000, 1999 and 1998, respectively. Cash paid for income taxes was $10,248,000, $10,312,000 and $6,753,000 in fiscal 2000, 1999 and 1998, respectively.

     Non-cash investing and financing activities related to the acquisitions and contingent note payments during fiscal 2000, 1999 and 1998 were as follows:

                                                                  2000          1999           1998
                                                             -------------  ------------   --------
  Fair value of assets acquired:
    Intangible assets..................................      $  19,974,000  $  93,347,000  $40,468,000
    Inventories........................................          1,698,000      8,640,000    1,327,000
    Accounts receivable................................          1,567,000     10,381,000    3,040,000
    Property, plant and equipment......................             83,000      1,597,000    1,985,000
    Other assets.......................................          1,508,000      2,213,000       95,000
  Cash paid, including contingent note payments........        (24,799,000)  (104,861,000) (45,627,000)
                                                             -------------  -------------  -----------
  Liabilities assumed..................................      $      31,000   $ 11,317,000  $ 1,288,000
                                                             ============== =============  ===========


    There were no significant capital lease financing activities during fiscal 2000, 1999 and 1998. As part of the consideration in connection with the sale of the product line, the Company received an unsecured promissory note for $12.0 million (Note 3). Additionally, retained earnings was charged $17,158,000 as a result of the 10% stock dividend described in Note 9 above.

17. CONTINGENCIES

Pending litigation

    In November 1989, HEICO Aerospace Corporation and Jet Avion were named defendants in a complaint filed by United Technologies Corporation (UTC) in the United States District Court for the Southern District of Florida. The complaint, as amended in fiscal 1995, alleged infringement of a patent, misappropriation of trade secrets and unfair competition relating to certain jet engine parts and coatings sold by Jet Avion in competition with Pratt & Whitney, a division of UTC. The Company filed counterclaims against UTC. UTC filed an answer denying the counterclaims. All counts of UTC's complaint that were not previously withdrawn by UTC were dismissed by the court and UTC appealed the dismissal.

    In March 2000, the Company settled the litigation with UTC. As part of the settlement, the Company received a permanent license to make and sell parts which were the subject of the litigation, and UTC was paid a prepaid sum for such license by the Company's insurer (see below). The settlement is not expected to materially affect the Company's earnings or financial condition.

    In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a the Aetna Casualty and Surety Co. (Travelers). In June 1999, the Travelers lawsuit was dismissed by the federal court based on a lack of jurisdiction. Travelers is challenging the dismissal. The complaint sought reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in the above referenced litigation with UTC. In addition, Travelers sought a declaratory judgment that the Company did not and does not have insurance coverage under certain insurance policies with Travelers and, accordingly, that Travelers did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Travelers' lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

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

Other contingencies

    In January 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to partially offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. In the fourth quarter of fiscal 2000, the Company settled the claim as described in
Note 4.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    Information concerning the Directors of the Company is incorporated by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 2000.

    Information concerning the executive officers of the Company is set forth at
Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

    Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 2000.

Item 13.  Certain Relationships and Related Transactions

    Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 2000.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)(1) Financial Statements:

    The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:


                                                                                                  Page
                                                                                                  ----
  Independent Auditors' Report............................................................        25
  Consolidated Balance Sheets at October 31, 2000 and 1999................................        26 - 27
  Consolidated Statements of Operations for the years ended October 31, 2000,
    1999 and 1998.........................................................................        28
  Consolidated Statements of Shareholders' Equity and Comprehensive Income
    for the years ended October  31, 2000, 1999 and 1998..................................        29
  Consolidated Statements of Cash Flows for the years ended October 31, 2000,
    1999 and 1998.........................................................................        30
  Notes to Consolidated Financial Statements..............................................        31 - 51

    (a)(2) Financial Statement Schedules:

    No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

    (a)(3) Exhibits

  Exhibit
  Number                                     Description
  ------                                     -----------
    2.1              --     Amended and Restated Agreement of Merger and Plan of
                            Reorganization, dated as of March 22, 1993, by and among HEICO Corporation, HEICO Industries, Corp. and
                            New HEICO, Inc. is incorporated by reference to
                            Exhibit 2.1 to the Registrant's Registration
                            Statement on Form S-4 (Registration No. 33-57624)
                            Amendment No. 1 filed on March 19, 1993.*

    2.2              --     Stock Purchase Agreement, dated June 20, 1996, by
                            and among HEICO Corporation, MediTek Health
                            Corporation and U.S. Diagnostic Inc. is incorporated by reference to Exhibit 2 to the Form 8-K dated July
                            11, 1996.*

    2.3              --     Stock Purchase Agreement, dated as of September 16,
                            1996, by and between HEICO Corporation and Sigmund
                            Borax is incorporated by reference to Exhibit 2 to the Form 8-K dated September 16, 1996.*

    2.4              --     Stock Purchase Agreement, dated July 25, 1997, among
                            HEICO Corporation, N.A.C. Acquisition Corporation,
                            Northwings Accessories Corporation, Ramon Portela and Otto Newman (without schedules) is incorporated by reference to Exhibit 2 to Form 8-K dated
                            September 16, 1997.*

    2.5              --     Stock Purchase Agreement, dated as of July 12, 1999,
                            among HEICO Corporation, Thermal Structures, Inc.,
                            Quality Honeycomb, Inc., David A. Janes, Vaughn
                            Barnes, Stephen T. Braunheim, DLD Investments, LLC, and Acme Freight, LLC (without schedules and exhibits) is incorporated by reference to Exhibit
                            2.1 to Form 8-K dated July 30, 1999.*

    2.6              --     Stock Purchase Agreement, dated August 1, 2000, by
                            and between HEICO Aviation Products Corp., and
                            Hobart Brothers Company (without schedules and exhibits) is incorporated by reference to Exhibit
                            2.1 to Form 8-K dated September 14, 2000.*

    2.7              --     First Amendment to Stock Purchase Agreement,
                            effective as of September 14, 2000, between HEICO
                            Aviation Products Corp. and Hobart Brothers Company is incorporated by reference to Exhibit 2.2 to Form
                            8-K dated September 14, 2000.*

    3.1              --     Articles of Incorporation of the Registrant are
                            incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4
                            (Registration No. 33-57624) Amendment No. 1 filed on
                            March 19, 1993.*

    3.2              --     Articles of Amendment of the Articles of
                            Incorporation of the Registrant, dated April 27,
                            1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated April 29, 1993.*

    3.3              --     Articles of Amendment of the Articles of
                            Incorporation of the Registrant, dated November 3,
                            1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

    3.4              --     Articles of Amendment of the Articles of
                            Incorporation of the Registrant, dated March 19,
                            1998, are incorporated by reference to Exhibit 3.4
                            to the Company's Registration Statement on Form S-3
                            (Registration No. 333-48439) filed on March 23,
                            1998.*

    3.5              --     Bylaws of the Registrant are incorporated by
                            reference to Exhibit 3.4 to the Form 10-K for the year ended October 31, 1996.*

    4.0              --     The description and terms of Preferred Stock
                            Purchase Rights are set forth in a Rights Agreement between the Company and SunBank, N.A., as Rights
                            Agent, dated as of November 2, 1993, incorporated by reference to Exhibit 1 to the Form 8-K dated
                            November 2, 1993.*

   10.1              --     Loan Agreement, dated March 1, 1988, between HEICO
                            Corporation and Broward County, Florida is incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended October 31, 1994.*

   10.2              --     SunBank Reimbursement Agreement, dated February 28,
                            1994, between HEICO Aerospace Corporation and
                            SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1994.*

   10.3              --     Amendment, dated March 1, 1995, to the SunBank
                            Reimbursement Agreement dated February 28, 1994 between HEICO Aerospace Corporation and
                            SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K from the year ended October 31, 1995.*

   10.4              --     Amendment and Extension, dated February 28, 1999 to
                            Loan Agreement dated February 28, 1994, between
                            SunTrust Bank, South Florida, N.A. and HEICO
                            Aerospace Corporation.*

   10.5              --     Amendment, dated July 20, 2000, to the SunBank
                            Reimbursement Agreement dated February 28, 1994, between HEICO Aerospace Corporation and SunTrust
                            Bank.**

   10.6              --     Loan Agreement, dated March 31, 1994, between HEICO
                            Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 1994.*

   10.7              --     The First Amendment, dated May 31, 1994, to Loan
                            Agreement dated March 31, 1994 between HEICO
                            Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended October 31, 1994.*

   10.8              --     The Second Amendment, dated August 9, 1995, to the
                            Loan Agreement dated March 31, 1994 between HEICO
                            Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended October 31, 1995.*

   10.9              --     Second Loan Modification Agreement, dated February
                            27, 1997, between HEICO Corporation and Eagle
                            National Bank of Miami is Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the three months ended April 30, 1997.*

   10.10             --     Third Loan Modification Agreement, dated February 6,
                            1998, between HEICO Corporation and Eagle National
                            Bank of Miami is Incorporated by reference to
                            Exhibit 10.1 to the Form 10-Q for the three months ended January 31, 1998.*

   10.11             --     Fourth Loan Modification Agreement, dated August 24,
                            1999, between HEICO Corporation and Eagle National
                            Bank of Miami.*

   10.12             --     Fifth Loan Modification Agreement, dated October 23,
                            2000, between HEICO Corporation and Eagle National
                            Bank of Miami.**

   10.13             --     HEICO Savings and Investment Plan and Trust, as
                            amended and restated effective January 2, 1987 is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1987.*

   10.14             --     HEICO Savings and Investment Plan, as amended and
                            restated December 19, 1994, is incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended October 31, 1994.*

   10.15             --     HEICO Corporation 1993 Stock Option Plan, as
                            amended, is incorporated by reference to Exhibit 4.7
                            to the Company's Registration Statement on Form S-8
                            (Registration No. 333-81789) filed on June 29,
                            1999.*

   10.16             --     HEICO Corporation Combined Stock Option Plan, dated
                            March 15, 1988, is incorporated by reference to
                            Exhibit 10.3 to the Form 10-K for the year ended
                            October 31, 1989.*

   10.17             --     Non-Qualified Stock Option Agreement for Directors,
                            Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended
                            October 31, 1985.*

   10.18             --     HEICO Corporation Directors' Retirement Plan, as
                            amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

   10.19             --     Key Employee Termination Agreement, dated as of
                            April 5, 1988, between HEICO Corporation and Thomas
                            S. Irwin is incorporated by reference to Exhibit
                            10.20 to the Form 10-K for the year ended October
                            31, 1992.*

   10.20             --     Loan Agreement, dated as of March 1, 1997, between
                            Trilectron Industries, Inc. and Manatee County,
                            Florida is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the three months ended April
                            30, 1997.*

   10.21             --     Letter of Credit and Reimbursement Agreement, dated
                            as of March 1, 1997, between Trilectron Industries,
                            Inc., and First Union National Bank of Florida
                            (excluding referenced exhibits) is incorporated by reference to Exhibit 10.2 to the Form 10-Q for the three months ended April 30, 1997.*

   10.22             --     Registration Rights Agreement, dated September 15,
                            1997, by and between HEICO Corporation and Ramon
                            Portela is incorporated by reference to Exhibit 10.1 to Form 8-K dated September 16, 1997.*

   10.23             --     Employment and Non-compete Agreement dated September
                            16, 1997, by and between Northwings Accessories
                            Corporation and Ramon Portela is incorporated by reference to Exhibit 10.2 to Form 8-K dated
                            September 16, 1997.*

   10.24             --     Stock Purchase Agreement, dated October 30, 1997, by
                            and among HEICO Corporation, HEICO Aerospace
                            Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.31 to Form
                            10-K/A for the year ended October 31, 1997.*

   10.25             --     Shareholders Agreement, dated October 30, 1997, by
                            and between HEICO Aerospace Holdings Corp., HEICO
                            Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik
                            AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997.*

   10.26             --     Credit Agreement among HEICO Corporation and
                            SunTrust Bank, South Florida, N.A., as Agent, dated as of July 30, 1998, is incorporated by reference to
                            Exhibit 10.2 to Form 8-K dated August 4, 1998.*

   10.27             --     First Amendment, dated July 30, 1998 to Credit
                            Agreement among HEICO Corporation and SunTrust Bank,
                            South Florida, N.A., as agent, dated as of July 31, 1998.*

   10.28             --     Second Amendment, dated May 12, 1999, to Credit
                            Agreement among HEICO Corporation and SunTrust Bank,
                            South Florida, N.A., as agent, dated as of July 31, 1998.*

   10.29             --     Third Amendment, dated as of June 23, 2000, to
                            Credit Agreement among HEICO Corporation and
                            SunTrust Bank (formerly known as SunTrust Bank,
                            South Florida, N.A.) as Agent dated as of July 31,
                            1998, is incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July
                            31,2000.*

   10.30             --     Asset Purchase Agreement, dated as of December 4,
                            1998, among RDI Acquisition Corp., HEICO Aerospace
                            Holdings Corp., HEICO Corporation, Rogers-Dierks,
                            Inc., William Rogers and John Dierks (without schedules and exhibits) is incorporated by Reference to Exhibit 2.1 to Form 8-K dated December 22, 1998.*

      21             --     Subsidiaries of the Company.**

      23             --     Consent of Deloitte & Touche LLP.**

      27             --     Financial Data Schedule.**

----------
*  Previously filed.
** Filed herewith.

    (b) Reports on Form 8-K

    A report on Form 8-K dated September 14, 2000 relating to the sale of all of the outstanding stock of Trilectron Industries, Inc. was filed by the Company during the fourth quarter of fiscal 2000. See Item 1. "Business."

    (c) Exhibits

    See Item 14(a)(3).

    (d) Separate Financial Statements Required

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEICO CORPORATION

                                        By:    /s/ THOMAS S. IRWIN
                                             ------------------------
                                                     Thomas S. Irwin
                                                   Executive Vice President
                                                 and Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

Date: January 25, 2001

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


            /s/ SAMUEL L. HIGGINBOTTOM                Director
----------------------------------------------------
              Samuel L. Higginbottom


               /s/ ERIC A. MENDELSON                  Director
----------------------------------------------------
                 Eric A. Mendelson


              /s/ VICTOR H. MENDELSON                 Director
----------------------------------------------------
                Victor H. Mendelson


              /s/ ALBERT MORRISON, JR                 Director
----------------------------------------------------
               Albert Morrison, Jr.


               /s/ ALAN SCHRIESHEIM                   Director
----------------------------------------------------
                 Alan Schriesheim


                 /s/ GUY C. SHAFER                    Director
----------------------------------------------------
                   Guy C. Shafer

                                  Exhibit Index

                              Exhibit Description

EX#


10.5            -        Amendment, dated July 20, 2000, to the SunBank
                         Reimbursement Agreement dated February 28, 1994, between HEICO Aerospace Corporation and SunTrust Bank.

10.12           -        Fifth Loan Modification Agreement, dated October 23,
                         2000, between HEICO Corporation and Eagle National
                         Bank of Miami.

21              -        Subsidiaries of the Company.

23              -        Consent of Deloitte & Touche LLP.

27              -        Financial Data Schedule.