Form 10-Q
period 2001-01-31
HEICO CORP
filed 2001-03-12
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

                           Yes [X]       No [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2001:

              Title of Class                         Shares Outstanding
     Common Stock, $.01 par value                         8,551,406
     Class A Common Stock, $.01 par value                 9,003,292

                                HEICO CORPORATION

                                      INDEX

                                                                        Page No.

Part I. Financial Information:

         Item 1. Consolidated Condensed Balance Sheets as of January
                  31, 2001 (unaudited) and October 31, 2000                2

                 Consolidated Condensed Statements of Operations
                  (unaudited) for the three months ended January 31,
                  2001 and 2000                                            3

                 Consolidated Condensed Statements of Cash Flows
                  (unaudited) for the three months ended January 31,
                  2001 and 2000                                            4

                 Notes to Consolidated Condensed Financial Statements
                  (unaudited)                                              5

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

Part II. Other Information:

         Item 6. Exhibits and Reports on Form 8-K                          16

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                January 31,       October 31,
                                                                   2001              2000
                                                               -------------     -------------
                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                 $   5,935,000     $   4,807,000
     Receivable from sale of product line                                 --        12,412,000
     Accounts receivable, net                                     27,735,000        29,553,000
     Inventories                                                  36,532,000        34,362,000
     Prepaid expenses and other current assets                     3,441,000         2,975,000
     Deferred income taxes                                         2,548,000         2,543,000
                                                               -------------     -------------
        Total current assets                                      76,191,000        86,652,000

Property, plant and equipment less accumulated depreciation
     of $20,493,000 and $19,788,000, respectively                 27,149,000        26,903,000
Intangible assets less accumulated amortization of
     $13,689,000 and $11,954,000, respectively                   151,981,000       152,770,000
Long-term investments                                              3,579,000         5,832,000
Other assets                                                       9,232,000         9,575,000
                                                               -------------     -------------
        Total assets                                           $ 268,132,000     $ 281,732,000
                                                               =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                      $      27,000     $      27,000
     Trade accounts payable                                        5,881,000         5,026,000
     Accrued expenses and other current liabilities               16,705,000        17,872,000
     Income taxes payable                                          2,460,000         8,258,000
                                                               -------------     -------------
        Total current liabilities                                 25,073,000        31,183,000

Long-term debt, net of current maturities                         27,009,000        40,015,000
Deferred income taxes                                                571,000           417,000
Other non-current liabilities                                      7,315,000         6,922,000
                                                               -------------     -------------
        Total liabilities                                         59,968,000        78,537,000
                                                               -------------     -------------
Minority interest in consolidated subsidiary                      34,111,000        33,351,000
                                                               -------------     -------------

Commitments and contingencies (Note 13)
Shareholders' equity:
     Preferred Stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable
        in series; 200,000 designated as Series A
        Junior Participating Preferred Stock, none issued                 --                --
     Common Stock, $.01 par value; Authorized -
        30,000,000 shares; Issued and outstanding -
        8,536,886 and 8,514,056 shares, respectively                  85,000            85,000
     Class A Common Stock, $.01 par value;
        Authorized - 30,000,000 shares; Issued  and
        outstanding - 8,999,844 and 8,984,740 shares,
        respectively                                                  90,000            90,000
     Capital in excess of par value                              111,877,000       111,138,000
     Accumulated other comprehensive loss                           (637,000)         (632,000)
     Retained earnings                                            64,089,000        60,614,000
                                                               -------------     -------------
                                                                 175,504,000       171,295,000
     Less: Note receivable from employee savings and
           investment plan                                        (1,451,000)       (1,451,000)
                                                               -------------     -------------
        Total shareholders' equity                               174,053,000       169,844,000
                                                               -------------     -------------
        Total liabilities and shareholders' equity             $ 268,132,000     $ 281,732,000
                                                               =============     =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                         Three months ended January 31,
                                                         ------------------------------
                                                             2001              2000*
                                                         ------------      ------------
Net sales                                                $ 39,650,000      $ 47,940,000
                                                         ------------      ------------

Operating costs and expenses:
Cost of sales                                              22,618,000        30,082,000
Selling, general and administrative expenses                9,174,000         8,770,000
                                                         ------------      ------------
Total operating costs and expenses                         31,792,000        38,852,000
                                                         ------------      ------------
Operating income                                            7,858,000         9,088,000

Interest expense                                             (552,000)       (1,218,000)
Interest and other income                                     315,000           210,000
                                                         ------------      ------------
Income before income taxes and minority interest            7,621,000         8,080,000

Income tax expense                                          2,953,000         3,154,000
                                                         ------------      ------------
Income before minority interest                             4,668,000         4,926,000

Minority interest                                             760,000           911,000
                                                         ------------      ------------
Net income                                               $  3,908,000      $  4,015,000
                                                         ============      ============
Net income per share:
   Basic                                                 $        .22      $        .23
                                                         ============      ============
   Diluted                                               $        .20      $        .20
                                                         ============      ============
Weighted average number of common shares outstanding:
   Basic                                                   17,508,438        17,329,017
                                                         ============      ============

   Diluted                                                 19,944,273        20,011,980
                                                         ============      ============
Cash dividends per share                                 $       .025      $       .023
                                                         ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- UNAUDITED.

* Amounts reported for the three months ended January 31, 2000 include the results of operations of Trilectron Industries, Inc., which was sold September 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                               Three months ended January 31,
                                                               ------------------------------
                                                                   2001              2000
                                                               ------------      ------------
Cash flows from operating activities:
   Net income                                                  $  3,908,000      $  4,015,000
   Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization                                2,441,000         2,510,000
     Deferred income taxes                                          156,000           389,000
     Minority interest in consolidated subsidiary                   760,000           911,000
     Tax benefit on stock option exercises                          384,000         1,675,000
     Change in assets and liabilities, net of acquisitions:
        Decrease (increase) in accounts receivable                1,818,000        (3,626,000)
        (Increase) in inventories                                (2,170,000)       (1,505,000)
        (Increase) in prepaid expenses and other assets            (461,000)         (634,000)
        (Decrease) increase in trade payables, accrued
          expenses and other current liabilities                   (623,000)        1,892,000
        (Decrease) increase in income taxes payable              (5,798,000)          204,000
        Other                                                       (66,000)          (50,000)
                                                               ------------      ------------
     Net cash provided by operating activities                      349,000         5,781,000
                                                               ------------      ------------
Cash flows from investing activities:
     Proceeds from receivable from sale of product line          12,412,000                --
     Acquisitions and related costs, net of cash acquired          (661,000)       (1,279,000)
     Capital expenditures                                          (865,000)       (1,944,000)
     Proceeds from sale of available-for-sale investments         2,526,000                --
     Other                                                          472,000          (717,000)
                                                               ------------      ------------
     Net cash provided by (used in) investing activities         13,884,000        (3,940,000)
                                                               ------------      ------------
Cash flows from financing activities:
     Proceeds from revolving credit facility                      5,000,000         1,000,000
     Principal payments on long-term debt                       (18,006,000)       (3,126,000)
     Proceeds from the exercise of stock options                    339,000           100,000
     Repurchases of common stock                                         --          (105,000)
     Cash dividends paid                                           (437,000)         (394,000)
     Other                                                           (1,000)           20,000
                                                               ------------      ------------
     Net cash (used in) financing activities                    (13,105,000)       (2,505,000)
                                                               ------------      ------------

Net increase (decrease) in cash and cash equivalents              1,128,000          (664,000)
Cash and cash equivalents at beginning of year                    4,807,000         6,031,000
                                                               ------------      ------------
Cash and cash equivalents at end of period                     $  5,935,000      $  5,367,000
                                                               ============      ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                January 31, 2001

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 2000. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. All income per share and dividend per share information has been retroactively restated to reflect all stock dividends.

3. Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

4. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133 as amended by SFAS 137 and SFAS 138 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company adopted SFAS 133 effective November 1, 2000. The cumulative effect on the accumulated other comprehensive income of the Company's derivative instruments and hedging activities discussed below as of November 1, 2000 was not significant and as of January 31, 2001 was a loss of $176,000 (net of $113,000 in income tax benefit).

In order to manage its interest rate risk related to its revolving credit facility borrowings which have interest based on LIBOR plus a variable margin (see Note 8), the Company has an interest rate swap agreement with a bank expiring February 2002. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations.

The Company has designated the interest rate swap as a hedge of the variability of cash flows to be received or paid related to a recognized liability (cash flow hedge). Changes in the fair value of the interest rate swap, which is considered effective, are recorded as a component of other comprehensive income (see Note 12) and would be reclassified into earnings to the extent the hedge, or a part thereof, becomes ineffective.

The Company has formally documented the relationship between the interest rate swap and the variable rate debt and its strategy for undertaking the hedge transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

5. Accounts receivable are composed of the following:

                                                     January 31,    October 31,
                                                        2001           2000
                                                    ------------   ------------
   Accounts receivable                              $ 28,495,000   $ 30,110,000
   Less allowance for doubtful accounts                 (760,000)      (557,000)
                                                    ------------   ------------
   Accounts receivable, net                         $ 27,735,000   $ 29,553,000
                                                    ============   ============

6. Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:
                                                     January 31,    October 31,
                                                        2001           2000
                                                    ------------   ------------
   Costs incurred on uncompleted contracts          $  5,228,000   $  5,911,000
   Estimated earnings                                  4,858,000      6,436,000
                                                    ------------   ------------
                                                      10,086,000     12,347,000
   Less:  Billings to date                           (10,526,000)   (11,689,000)
                                                    ------------   ------------
                                                    $   (440,000)  $    658,000
                                                    ============   ============
   Included in accompanying balance sheets under
    the following captions:
      Accounts receivable                           $    402,000   $  1,372,000
      Accrued expenses and other current
       liabilities                                      (842,000)      (714,000)
                                                    ------------   ------------
                                                    $   (440,000)  $    658,000
                                                    ============   ============

7. Inventories are comprised of the following:

                                                     January 31,    October 31,
                                                        2001           2000
                                                    ------------   ------------
   Finished products                                $ 18,438,000   $ 17,364,000
   Work in process                                     6,592,000      6,074,000
   Materials, parts, assemblies and supplies          11,502,000     10,924,000
                                                    ------------   ------------
       Total inventories                            $ 36,532,000   $ 34,362,000
                                                    ===========    ===========

Inventories related to long-term contracts were not significant as of January 31, 2001 and October 31, 2000.

8. Long-term debt consists of:

                                                    January 31,    October 31,
                                                       2001            2000
                                                   ------------    ------------
   Borrowings under revolving credit facility      $ 25,000,000    $ 38,000,000
   Industrial Development Revenue Refunding
        Bonds - Series 1988                           1,980,000       1,980,000
   Equipment loans                                       56,000          62,000
                                                   ------------    ------------
                                                     27,036,000      40,042,000
   Less current maturities                              (27,000)        (27,000)
                                                   ------------    ------------
                                                   $ 27,009,000    $ 40,015,000
                                                   ============    ============

Pursuant to the Company's $120 million revolving credit facility (Credit Facility), funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2003. The weighted average interest rates were 6.8% and 7.6% at January 31, 2001 and October 31, 2000, respectively.

The interest rates on the Series 1988 industrial development revenue bonds were 4.05% and 4.25% at January 31, 2001 and October 31, 2000, respectively.

9. Long-term investments consist of equity securities with an aggregate cost of $4,327,000 as of January 31, 2001 and $6,858,000 as of October 31, 2000. These
investments are classified as available-for-sale and stated at a fair value of $3,579,000 and $5,832,000 as of January 31, 2001 and October 31, 2000,
respectively. The gross unrealized losses were $748,000 and $1,026,000 as of January 31, 2001 and October 31, 2000, respectively. Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income (see Note 12). There were no significant realized gains or losses during fiscal 2000 or the three months ending January 31, 2001.

10. For the first quarter of fiscal 2001 and 2000 cost of sales amounts include approximately $1.1 million and $400,000, respectively, of new product research and development expenses of HEICO Aerospace Holdings Corp. The expenses for the first quarter 2001 and 2000 are net of $300,000 and $1.4 million, respectively, received from Lufthansa and spent by the Company pursuant to a research and development cooperation agreement entered into October 1997. As of January 31, 2001, the Company has future reimbursements for research and development expenses aggregating $400,000 from Lufthansa which will be received through May 2001.

11. Information on operating segments for the quarter ended January 31, 2001 and 2000, respectively, for the Flight Support Group (FSG) and the Electronic Technologies Group (ETG) are as follows:

                                                          Segments
                                                 --------------------------
                                                                                  Other,
                                                                                Primarily     Consolidated
                                                     FSG           ETG          Corporate        Totals
                                                 -----------    -----------    -----------     -----------
      For the quarter ended January 31, 2001:
      Net sales                                  $31,503,000    $ 8,147,000    $        --     $39,650,000
      Depreciation and amortization                1,849,000        534,000         58,000       2,441,000
      Operating income                             6,991,000      1,950,000     (1,083,000)      7,858,000
      Capital expenditures                           814,000         39,000         12,000         865,000

      For the quarter ended January 31, 2000:
      Net sales                                  $28,195,000    $19,745,000    $        --     $47,940,000
      Depreciation and amortization                1,603,000        856,000         51,000       2,510,000
      Operating income                             7,902,000      2,531,000     (1,345,000)      9,088,000
      Capital expenditures                         1,800,000        143,000          1,000       1,944,000

Total assets held by the operating segments as of January 31, 2001 and October 31, 2000 are as follows:

                                                          Segments
                                                 --------------------------
                                                                                  Other,
                                                                                Primarily     Consolidated
                                                    FSG            ETG          Corporate        Totals
                                                ------------    -----------    -----------    ------------
      As of January 31, 2001                    $198,002,000    $52,687,000    $17,443,000    $268,132,000
      As of October 31, 2000                     197,442,000     54,997,000     29,293,000     281,732,000

12. The Company's comprehensive income consists of:

                                                                           Three months ended January 31,
                                                                           ------------------------------
                                                                              2001               2000
                                                                           -----------        -----------
      Net income                                                           $ 3,908,000        $ 4,015,000
      Other comprehensive income (loss):
      Unrealized holding gain (loss) on investments, net of tax
         expense of $107,000 (2001) and tax benefit of $344,000 (2000)         171,000           (550,000)
      Interest rate swap (loss) adjustment, net of tax benefit of $113,000    (176,000)                --
                                                                           -----------        -----------
      Comprehensive income                                                 $ 3,903,000        $ 3,465,000
                                                                           ===========        ===========

13. In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a the Aetna Casualty and Surety Co. (Travelers). In June 1999, the Travelers lawsuit was dismissed by the federal court based on a lack of jurisdiction. Travelers is challenging the dismissal.

The Travelers complaint sought reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in litigation with United Technologies Corporation (UTC), which was settled in March 2000. In addition, Travelers sought a declaratory judgment that the Company did not and does not have insurance coverage under certain insurance policies with Travelers and, accordingly, that Travelers did not have and does not have a duty to defend or indemnify the Company under such policies. Also named as defendants in Travelers' lawsuit are UTC and one of the law firms representing the Company in the UTC litigation.

The Company believes that it has significant counterclaims against Travelers for damages. After taking into consideration legal counsel's evaluation of Travelers' claim, management is of the opinion that the outcome of the Travelers litigation will not have a significant adverse effect on the Company's consolidated condensed financial statements. No provision for gain or loss, if any, has been made in the consolidated condensed financial statements.

The Company is involved in various other legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these other matters will not have a significant adverse effect on the Company's consolidated condensed financial statements.

14. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will comply with SAB 101 in the quarter ending October 31, 2001; however, such compliance is not expected to be significant to the Company's results of operations.

15. In February 2000, the Company, through a subsidiary, acquired certain assets of a company, primarily FAA-approved replacement parts and related inventories. The purchase price was not significant to the Company's consolidated financial statements.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our results of operations during the current period and the same period in the prior fiscal year has been affected significantly by the sale of Trilectron Industries, Inc. (Trilectron) in September 2000. This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Condensed Financial Statements and Notes thereto included herein.

Our Flight Support Group (FSG) consists of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries; HEICO Aerospace Corporation, Jet Avion Corporation (Jet Avion), LPI Industries Corporation (LPI), Aircraft Technology, Inc. (ATI), Northwings Accessories Corporation (Northwings), McClain International, Inc. (McClain), Associated Composite, Inc. (ACI), Rogers-Dierks, Inc. (Rogers-Dierks), Air Radio & Instruments Corp. (Air Radio), Turbine Kinetics, Inc. (Turbine), Thermal Structures, Inc. (Thermal) and Future Aviation, Inc. (Future).

Our Electronic Technologies Group (ETG) consists of HEICO Electronic Technologies Corp. and its subsidiaries; Radiant Power Corp. (Radiant), Leader Tech, Inc. (Leader Tech) and Santa Barbara Infrared, Inc. (SBIR).

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133, as amended by SFAS 137 and SFAS 138, establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company adopted SFAS 133 effective November 1, 2000. The cumulative effect on the accumulated other comprehensive income of the Company's derivative instruments and hedging activities discussed below as of November 1, 2000 was not significant and as of January 31, 2001 was a loss of $176,000 (net of $113,000 in income tax benefit).

In order to manage its interest rate risk related to its revolving credit facility borrowings which has interest based on LIBOR plus a variable margin, the Company has an interest rate swap agreement with a bank. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations.

The Company has designated the interest rate swap as a hedge of the variability of cash flows to be received or paid related to a recognized liability (cash flow hedge). Changes in the fair value of the interest rate swap, which is considered effective, are recorded as a component of other comprehensive income and reclassified into earnings to the extent the hedge, or a part thereof, becomes ineffective.

All income per share and dividend per share information has been retroactively restated to reflect stock dividends.

Results of Operations

For the periods indicated below, the following tables set forth the results of operations, net sales by operating segment and the percentage of net sales represented by the respective items, including fiscal 2000 results as adjusted to exclude the results of operations of Trilectron. The Company believes prior year results as adjusted provide more meaningful information for comparing the results of operations in the first quarter 2001. Accordingly, certain discussion of fiscal 2001 results below reflects comparisons to the Company's fiscal 2000 results as adjusted to exclude the results of operations of Trilectron.

                                                        For the Three Months Ended January 31,
                                                      -----------------------------------------
                                                                                2000
                                                                     --------------------------
                                                         2001        As Adjusted    As Reported
                                                      -----------    -----------    -----------
      Net sales                                       $39,650,000    $35,505,000    $47,940,000
                                                      -----------    -----------    -----------
      Cost of sales                                    22,618,000     19,934,000     30,082,000
      Selling, general and administrative expenses      9,174,000      7,409,000      8,770,000
                                                      -----------    -----------    -----------
      Total operating costs and expenses               31,792,000     27,343,000     38,852,000
                                                      -----------    -----------    -----------
      Operating income                                $ 7,858,000    $ 8,162,000    $ 9,088,000
                                                      ===========    ===========    ===========

                                                            Three Months Ended January 31,
                                                      -----------------------------------------
                                                          2001                  2000
                                                      -----------    --------------------------
                                                                     As Adjusted    As Reported
                                                                     -----------    -----------
      Net sales by segment:
      FSG                                             $31,503,000    $28,195,000    $28,195,000
      ETG                                               8,147,000      7,310,000     19,745,000
                                                      -----------    -----------    -----------
                                                      $39,650,000    $35,505,000    $47,940,000
                                                      ===========    ===========    ===========

      Net sales                                             100.0%         100.0%         100.0%
      Gross profit                                           43.0%          43.9%          37.3%
      Selling, general and administrative expenses           23.1%          20.9%          18.3%
      Operating income                                       19.8%          23.0%          19.0%
      Interest expense                                        1.4%           N/A            2.5%
      Interest and other income                               0.8%           N/A            0.4%
      Income tax expense                                      7.4%           N/A            6.6%
      Minority interest                                       1.9%           N/A            1.9%
      Net income                                              9.9%           N/A            8.4%

Comparison of First Quarter 2001 to First Quarter 2000

Net Sales

Net sales for the first quarter 2001 totaled $39.7 million, up 12% when compared to the first quarter 2000 net sales of $35.5 million as adjusted.

The increase in first quarter 2001 sales reflects an increase of $3.3 million (a 12% increase) to $31.5 million in revenues from the FSG and an increase of $800,000 as adjusted (an 11% increase) to $8.1 million in revenues from the ETG. The FSG sales increase primarily represents revenues resulting from the Company's entry into the commuter/regional jet component repair and overhaul market with the acquisition of Future in June 2000. The ETG sales increase is primarily attributed to sales of new products.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 43.0% for the first quarter 2001 as compared to 43.9% as adjusted for the first quarter 2000. This decrease reflects lower margins within the FSG contributed by an increase in new product research and development expenses of $700,000 and softness within the component repair and overhaul market. Lower gross margins in the FSG were partially offset by increased margins in the ETG resulting primarily from increased sales of higher margin products. Cost of sales amounts for the first quarter 2001 and first quarter 2000 include approximately $1.1 million and $400,000, respectively, of new product research and development expenses of HEICO Aerospace. These amounts are net of $300,000 and $1.4 million received from Lufthansa in the first quarter 2001 and 2000, respectively. As of January 31, 2001, the Company has future reimbursements for research and development expenses aggregating $400,000 from Lufthansa which will be received through May 2001.

Selling, general and administrative (SG&A) expenses increased $1.8 million to $9.2 million for the first quarter 2001 from $7.4 million as adjusted for the first quarter 2000. As a percentage of net sales, SG&A expenses increased to 23.1% for the first quarter 2001 compared to 20.9% as adjusted for the first quarter 2000. The increases in SG&A and SG&A as a percent of net sales are primarily a result of higher marketing costs in the FSG associated with expanding product lines, a $200,000 increase in goodwill amortization primarily resulting from the acquisition of Future and a $200,000 increase in the allowance for doubtful accounts, partially offset by lower corporate expenses.

Operating Income

Operating income decreased $300,000 to $7.9 million for the first quarter 2001 from $8.2 million as adjusted for the first quarter 2000. The decrease in operating income reflects a decrease of $900,000 from $7.9 million to $7.0 million in the Company's FSG, offset by an increase of $400,000 from $1.6 million as adjusted to $2.0 million in the Company's ETG. The decrease in operating income of the FSG was due primarily to lower gross profit margins, higher marketing costs and goodwill amortization discussed above. The increase in ETG operating income was primarily due to increased sales of higher margin products discussed above.

As a percentage of net sales, operating income decreased from 23.0% as adjusted in the first quarter 2000 to 19.8% in the first quarter 2001 primarily reflecting lower operating margins in the FSG partially offset by increased operating margins in the ETG . The FSG's operating income as a percentage of net sales declined from 28.0% in the first quarter of 2000 to 22.2% in the first quarter 2001 due to lower gross profit margins, higher marketing costs and higher goodwill amortization discussed above. The ETG's operating income as a percentage of net sales improved from 22.0% as adjusted in the first quarter 2000 to 23.9% in the first quarter 2001. This improvement reflects sales growth of higher margin products.

Interest Expense

Interest expense decreased $666,000 to $552,000 from the first quarter 2000 to the first quarter 2001. The decrease was principally due to lower outstanding debt balances under the Company's Credit Facility as a result of the repayment of borrowings from the proceeds of the sale of Trilectron.

Interest and Other Income

Interest and other income increased $105,000 to $315,000 from the first quarter 2000 to the first quarter 2001 due principally to an increase in invested funds and other income.

Minority Interest

Minority interest represents the 20% minority interest held by Lufthansa in HEICO Aerospace.

Net income

The Company's net income decreased slightly from $4.0 million in the first quarter 2000 to $3.9 million in the first quarter 2001, while EPS was $.20 per diluted share for both periods. The slight decrease in net income is primarily due to the lower operating income discussed above. Trilectron, which was sold in the fourth quarter of fiscal 2000, contributed approximately 2 cents per diluted share to earnings in the first quarter of fiscal 2000.

While diluted EPS for the first quarter 2001 was flat compared to the first quarter 2000, the Company believes it will experience diluted EPS growth during the second half of fiscal 2001 over fiscal 2000 results of continuing operations as adjusted for non-recurring items. This is primarily as a result of the Company's increased new product development and marketing efforts, anticipated strengthening of the aviation aftermarket in the second half of fiscal 2001 and the Company's program to redeploy the $50 million proceeds from the sale of Trilectron. However, the current softness in the aviation aftermarket and certain of our ETG markets, together with the sale of Trilectron are likely to result in diluted EPS for the first half of fiscal 2001 being flat when compared with the same period of fiscal 2000.

Cash earnings per share or net income per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill) was $.25 in the first quarter fiscal 2001 and 2000.

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

Operating Activities

The Company's cash flow from operations was $349,000 for the first quarter 2001, consisting primarily of net income of $3.9 million, depreciation and amortization of $2.4 million, minority interest of $760,000 and the tax benefit on stock option exercises of $384,000, partially offset by the payment of income taxes of approximately $7 million on the fiscal 2000 gain from the sale of Trilectron.

Investing Activities

The principal cash provided by investing activities in the first quarter 2001 was $12.4 million in proceeds from the sale of Trilectron and $2.5 million from the sale of available-for-sale investments partially offset by capital expenditures and acquisition related costs of approximately $900,000 and $700,000, respectively.

Financing Activities

The Company's principal financing activities during the first quarter of fiscal 2001 included net payments of $13.0 million to reduce borrowings under the Company's Credit Facility.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters may differ materially from that discussed as a result of factors, including, but not limited to, lower commercial air travel, product specification costs and requirements, governmental and regulatory demands, competition on military programs, product pricing levels, the Company's ability to make acquisitions and achieve operating synergies from such acquisitions, interest rates and economic conditions within and outside of the aerospace, defense and electronics industries. For an enterprise as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

New Accounting Interpretations

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will comply with SAB 101 in the quarter ending October 31, 2001; however, such compliance is not expected to be significant to the Company's results of operations.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b) There were no reports on Form 8-K filed during the three months ended January 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEICO CORPORATION
                                          -----------------
                                            (Registrant)




March 12, 2001                      BY /s/ Thomas S. Irwin
--------------                      --------------------------------------------
   Date                             Thomas S. Irwin, Executive Vice
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)