Form 10-Q
period 2001-04-30
HEICO CORP
filed 2001-06-12
CIK 46619

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

                                      OR

           ( )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________

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
                          Yes  X                   No
                             -----                   -----

The number of shares outstanding of each of the Registrant's classes of common stock as of May 31, 2001:

             Title of Class                                 Shares Outstanding
    Common Stock, $.01 par value                                 9,132,218
    Class A Common Stock, $.01 par value                         9,301,670

                                HEICO CORPORATION

                                      INDEX

                                                                                               Page No.
Part I.  Financial Information:

     Item 1. Consolidated Condensed Balance Sheets (unaudited) as of
              April 30, 2001 and October 31, 2000                                                    2

             Consolidated Condensed Statements of Operations (unaudited)
              for the six months and three months ended April 30, 2001 and 2000                      3

             Consolidated Condensed Statements of Cash Flows (unaudited)
              for the six months ended April 30, 2001 and 2000                                       4

             Notes to Consolidated Condensed Financial Statements (unaudited)                        5

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                   11

     Item 3. Quantitative and Qualitative Disclosures about Market Risks                            21

Part II. Other Information:

     Item 4. Submission of Matters to a Vote of Security Holders                                    22

     Item 6. Exhibits and Reports on Form 8-K                                                       22

                     PART I. Item 1. FINANCIAL INFORMATION
                      HEICO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

                                    ASSETS

                                                                          April 30, 2001         October 31, 2000
                                                                         ----------------       ------------------
Current assets:
     Cash and cash equivalents                                           $   4,263,000            $   4,807,000
     Accounts receivable, net                                               30,545,000               29,553,000
     Receivable from sale of product line                                            -               12,412,000
     Inventories                                                            40,981,000               34,362,000
     Prepaid expenses and other current assets                               4,811,000                2,975,000
     Deferred income taxes                                                   2,739,000                2,543,000
                                                                         -------------            -------------
        Total current assets                                                83,339,000               86,652,000

Property, plant and equipment less accumulated depreciation
     of $21,081,000  and $19,788,000, respectively                          28,922,000               26,903,000
Intangible assets less accumulated amortization of
     $15,545,000 and $11,954,000, respectively                             167,004,000              152,770,000
Long-term investments                                                            3,000                5,832,000
Other assets                                                                 7,036,000                9,575,000
                                                                         -------------            -------------
        Total assets                                                     $ 286,304,000            $ 281,732,000
                                                                         =============            =============

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                $      27,000            $      27,000
     Trade accounts payable                                                  6,056,000                5,026,000
     Accrued expenses and other current liabilities                         14,373,000               17,872,000
     Income taxes payable                                                    1,968,000                8,258,000
                                                                            ----------               ----------
        Total current liabilities                                           22,424,000               31,183,000

Long-term debt, net of current maturities                                   41,001,000               40,015,000
Deferred income taxes                                                        1,199,000                  417,000
Other non-current liabilities                                                5,948,000                6,922,000
                                                                            ----------               ----------
        Total liabilities                                                   70,572,000               78,537,000
                                                                            ----------               ----------
Minority interests in consolidated subsidiaries                             35,304,000               33,351,000
                                                                            ----------               ----------

Commitments and contingencies (Note 15)
Shareholders' equity:
     Preferred Stock, par value $.01 per share;
        Authorized - 10,000,000 shares issuable in series;
        200,000 designated as Series A Junior Participating
        Preferred Stock, none issued                                               ---                      ---
     Common Stock, $.01 par value; Authorized -
        30,000,000 shares; Issued and outstanding -
        8,592,406 and 8,514,056 shares, respectively                            86,000                   85,000
     Class A Common Stock, $.01 par value;
        Authorized - 30,000,000 shares; Issued  and
        outstanding - 9,059,866 and 8,984,740 shares,
        respectively                                                            91,000                   90,000
     Capital in excess of par value                                        112,251,000              111,138,000
     Accumulated other comprehensive loss                                     (244,000)                (632,000)
     Retained earnings                                                      68,892,000               60,614,000
                                                                         -------------            -------------
                                                                           181,076,000              171,295,000
     Less:  Note receivable from employee savings and
            investment plan                                                   (648,000)              (1,451,000)
                                                                         -------------            -------------
        Total shareholders' equity                                         180,428,000              169,844,000
                                                                         -------------            -------------
        Total liabilities and shareholders' equity                       $ 286,304,000            $ 281,732,000
                                                                         =============            =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED.

                      HEICO CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED



                                              Six months ended April 30,          Three months ended April 30,
                                       -----------------------------------      ------------------------------
                                           2001                   2000*            2001                2000*
                                       -----------            ------------      -----------        -----------
Net sales                              $81,392,000            $101,488,000      $41,742,000        $53,548,000
                                       -----------            ------------      -----------        -----------

Operating costs and expenses:
Cost of sales                           45,984,000              63,951,000       23,366,000         33,869,000
Selling, general and administrative
  expenses                              19,159,000              17,896,000        9,985,000          9,126,000
                                       -----------            ------------      -----------        -----------

Total operating costs and expenses      65,143,000              81,847,000       33,351,000         42,995,000
                                       -----------            ------------      -----------        -----------

Operating income                        16,249,000              19,641,000        8,391,000         10,553,000

Interest expense                        (1,064,000)             (2,597,000)        (512,000)        (1,379,000)
Interest and other income                1,387,000                 335,000        1,072,000            125,000
                                       -----------            ------------      -----------        -----------

Income before income taxes
   and minority interests               16,572,000              17,379,000        8,951,000          9,299,000

Income tax expense                       6,439,000               6,747,000        3,486,000          3,593,000
                                       -----------            ------------      -----------        -----------

Income before minority interests        10,133,000              10,632,000        5,465,000          5,706,000

Minority interests                       1,411,000               1,828,000          651,000            917,000
                                       -----------            ------------      -----------        -----------

Net income                             $ 8,722,000            $  8,804,000      $ 4,814,000        $ 4,789,000
                                       ===========            ============      ===========        ===========

Net income per share:
   Basic                               $       .50            $        .51      $       .27        $       .28
                                       ===========            ============      ===========        ===========

   Diluted                             $       .44            $        .44      $       .24        $       .24
                                       ===========            ============      ===========        ===========

Weighted average number of
   common shares outstanding:
   Basic                                17,542,434              17,340,029       17,576,430         17,351,041
                                       ===========            ============      ===========        ===========

   Diluted                              20,025,334              19,940,248       20,106,394         19,868,517
                                       ===========            ============      ===========        ===========

Cash dividends per share               $      .025            $       .023
                                       ===========            ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED.


*Amounts reported for the six months and three months ended April 30, 2000 include the results of operations of Trilectron Industries, Inc., a product line which was sold September 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

                      HEICO CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                   Six months ended
                                                                       April 30,
                                                            -------------------------------
                                                                2001               2000
                                                            ------------       ------------
Cash flows from operating activities:
 Net income                                                 $  8,722,000       $  8,804,000
 Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                                4,990,000          4,845,000
  Deferred income taxes                                          348,000            634,000
  Minority interests in consolidated subsidiaries              1,411,000          1,828,000
  Tax benefit on stock option exercises                          386,000          1,733,000
  Gain on sale of property held for disposition                 (657,000)                 -
  Change in assets and liabilities, net of acquisitions:
   Decrease (increase) in accounts receivable                    838,000        (11,730,000)
   (Increase) in inventories                                  (3,631,000)        (3,376,000)
   (Increase) in prepaid expenses and other assets            (1,488,000)        (2,301,000)
   (Decrease) increase in trade payables, accrued
     expenses and other current liabilities                     (683,000)         4,492,000
   (Decrease) in income taxes payable                         (6,743,000)          (392,000)
   Other                                                        (233,000)           139,000
                                                            ------------       ------------
  Net cash provided by operating activities                    3,260,000         4,676 ,000
                                                            ------------       ------------

Cash flows from investing activities:
  Acquisitions and related costs, net of cash acquired       (23,906,000)        (9,046,000)
  Capital expenditures                                        (3,136,000)        (4,640,000)
  Proceeds from sale of product line                          12,412,000                  -
  Proceeds from sale of long-term investments                  7,035,000                  -
  Proceeds from sale of property held for disposition          2,157,000                  -
  Payment received from employee savings and
   investment plan note receivable                               803,000            556,000
  Other                                                         (417,000)        (1,153,000)
                                                            ------------       ------------
  Net cash (used in) investing activities                     (5,052,000)       (14,283,000)
                                                            ------------       ------------

Cash flows from financing activities:
  Proceeds from revolving credit facility                     23,000,000         11,000,000
  Principal payments on long-term debt                       (22,014,000)        (4,445,000)
  Proceeds from the exercise of stock options                    697,000            188,000
  Cash dividends paid                                           (437,000)          (394,000)
  Additional minority interest investment                              -             40,000
  Other                                                            2,000           (105,000)
                                                            ------------       ------------
  Net cash provided by financing activities                    1,248,000          6,284,000
                                                            ------------       ------------

Net (decrease) in cash and cash equivalents                     (544,000)        (3,323,000)
Cash and cash equivalents at beginning of year                 4,807,000          6,031,000
                                                            ------------       ------------
Cash and cash equivalents at end of period                  $  4,263,000       $  2,708,000
                                                            ============       ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED.

                      HEICO CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                April 30, 2001

1. The accompanying unaudited consolidated condensed financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 2000. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. All income per share and dividend per share information has been retroactively restated to reflect all stock dividends.

3. Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

4. In February 2001, the Company, through its subsidiary HEICO Aerospace Holdings Corp. (HEICO Aerospace) entered into a joint venture with American Airlines' parent company, AMR Corporation (AMR). HEICO Aerospace and AMR formed a limited liability company (AMR LLC) to develop, design and sell FAA-approved replacement parts. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of development costs. The funds received as a result of the new product research and development costs paid by AMR generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by AMR LLC. The Company's accounting policy is to consolidate AMR LLC, with AMR owning a 16% minority interest. In addition, AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.

5. In February 2001, the Company, through a subsidiary, acquired certain assets of a company, primarily FAA-approved replacement parts and related inventories. The purchase price was not significant to the Company's consolidated financial statements.

In April 2001, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Analog Modules, Inc. (AMI) for $15.6 million in cash paid at closing. AMI is engaged in the design and manufacture of electronic products primarily for use in the laser and electro-optics industries. The source of the purchase price was proceeds from the Company's Credit Facility. This acquisition has been accounted for using the purchase method of accounting and the results of operations at AMI were included in the Company's results effective April 1, 2001. The excess of the purchase price over the fair value of identifiable net assets acquired was approximately $14 million and is being amortized over 25 years. Had AMI been acquired as of the beginning of fiscal 2001, the proforma consolidated results would not have been materially different from the reported results.

6. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133 as amended by SFAS 137 and SFAS 138 establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company adopted SFAS 133 effective November 1, 2000. The cumulative effect on the accumulated other comprehensive income of the Company's derivative instruments and hedging activities discussed below as of November 1, 2000 was not significant and as of April 30, 2001 was a loss of $244,000 (net of $156,000 in income tax benefit).

In order to manage its interest rate risk related to its revolving credit facility borrowings which have interest based on LIBOR plus a variable margin (see Note 10), the Company has an interest rate swap agreement with a bank expiring February 2002. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations.

The Company has designated the interest rate swap as a hedge of the variability of cash flows to be received or paid related to a recognized liability (cash flow hedge). Changes in the fair value of the interest rate swap, which is considered effective, are recorded as a component of other comprehensive income (see Note 14) and would be reclassified into earnings to the extent the hedge, or a part thereof, becomes ineffective.

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

7.  Accounts receivable are composed of the following:

                                               April 30, 2001   October 31, 2000
                                              ---------------  -----------------
      Accounts receivable                        $31,537,000        $30,110,000
      Less allowance for doubtful accounts          (992,000)          (557,000)
                                                 -----------        -----------
      Accounts receivable, net                   $30,545,000        $29,553,000
                                                 ===========        ===========

8. Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                                   April 30, 2001       October 31, 2000
                                                                   --------------       ----------------
    Costs incurred on uncompleted contracts                          $  5,887,000           $  5,911,000
    Estimated earnings                                                  6,598,000              6,436,000
                                                                     ------------           ------------
                                                                       12,485,000             12,347,000
    Less:  Billings to date                                           (12,318,000)           (11,689,000)
                                                                     ------------           ------------
                                                                     $    167,000           $    658,000
                                                                     ============           ============
    Included in accompanying balance
       sheets under the following captions:
       Accounts receivable                                           $  1,055,000           $  1,372,000
       Accrued expenses and other current liabilities                    (888,000)              (714,000)
                                                                     ------------           ------------
                                                                     $    167,000           $    658,000
                                                                     ============           ============

During the first six months of 2001, the Company made certain changes in estimates due to estimated costs to complete long-term contracts accounted for under the percentage completion method being lower than originally projected. The change in estimates increased net income and diluted earnings per share by $600,000 ($.03 per diluted share) and $400,000 ($.02 per diluted share), respectively, in the six months and second quarter ending April 30, 2001.

9.  Inventories are comprised of the following:

                                                                   April 30, 2001       October 31, 2000
                                                                   --------------       ----------------
       Finished products                                              $21,103,000            $17,364,000
       Work in process                                                  6,399,000              6,074,000
       Materials, parts, assemblies and supplies                       13,479,000             10,924,000
                                                                      -----------            -----------
       Total inventories                                              $40,981,000            $34,362,000
                                                                      ===========            ===========

Inventories related to long-term contracts were not significant as of April 30, 2001 and October 31, 2000.

10. Long-term debt consists of:

                                                                   April 30, 2001       October 31, 2000
                                                                   --------------       ----------------
       Borrowings under revolving credit facility                    $39,000,000             $38,000,000
       Industrial Development Revenue Refunding
          Bonds - Series 1988                                          1,980,000               1,980,000
       Equipment loans                                                    48,000                  62,000
                                                                     -----------             -----------
                                                                      41,028,000              40,042,000
       Less current maturities                                           (27,000)                (27,000)
                                                                     -----------             -----------
                                                                     $41,001,000             $40,015,000
                                                                     ===========             ===========

Pursuant to the Company's $120 million revolving credit facility (Credit Facility), funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2003. The weighted average interest rates were 5.8% and 7.6% at April 30, 2001 and October 31, 2000, respectively.

The interest rates on the Series 1988 industrial development revenue bonds were 4.3% and 4.25% at April 30, 2001 and October 31, 2000, respectively.

11. Long-term investments consist of equity securities with an aggregate cost of $2,000 as of April 30, 2001 and $6,858,000 as of October 31, 2000. These
investments are classified as available-for-sale and stated at a fair value of $3,000 and $5,832,000 as of April 30, 2001 and October 31, 2000, respectively. There were no significant unrealized gains as of April 30, 2001. The gross unrealized loss was $1,026,000 as of October 31, 2000. Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income (see Note 14). There were realized gains of $179,000 for the six-month and three-month period ending April 30, 2001. There were no significant realized gains or losses during fiscal 2000.

12. For the first six months of fiscal 2001 and 2000 cost of sales amounts include approximately $2.0 million and $900,000, respectively, of new product research and development expenses of HEICO Aerospace. These expenses for the first six months 2001 and 2000 are net of $600,000 and $3.0 million, respectively, received from Lufthansa and spent by the Company pursuant to a research and development cooperation agreement entered into October 1997. As of April 30, 2001, the Company has future reimbursements for research and development expenses aggregating $100,000 from Lufthansa which will be received in May 2001.

The new product research and development expenses for the second quarter 2001 are also net of $400,000 receivable from American Airlines under their joint venture agreement with HEICO Aerospace (see Note 4).

13. Information on operating segments for the quarter ended April 30, 2001 and 2000, respectively, for the Flight Support Group (FSG) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG) consisting of HEICO Electronic Technologies Corp and its subsidiaries are as follows:

                                                           Segments
                                                 -----------------------------
                                                                                      Other,
                                                                                     Primarily            Consolidated
                                                    FSG               ETG            Corporate               Totals
                                                    ---               ---            ---------               ------
For the six months ended April 30, 2001:
----------------------------------------
Net sales                                        $64,787,000       $16,605,000      $          -          $ 81,392,000
Depreciation and amortization                      3,765,000         1,095,000           130,000             4,990,000
Operating income                                  14,669,000         3,954,000        (2,374,000)           16,249,000
Capital expenditures                               2,052,000           380,000           704,000             3,136,000
For the six months ended April 30, 2000:
----------------------------------------
Net sales                                        $57,540,000       $43,948,000      $          -          $101,488,000
Depreciation and amortization                      3,144,000         1,599,000           102,000             4,845,000
Operating income                                  15,984,000         6,062,000        (2,405,000)           19,641,000
Capital expenditures                               4,009,000           630,000             1,000             4,640,000
For the quarter ended April 30, 2001:
----------------------------------------
Net sales                                        $33,284,000       $ 8,458,000      $          -          $ 41,742,000
Depreciation and amortization                      1,916,000           561,000            72,000             2,549,000
Operating income                                   7,678,000         2,004,000        (1,291,000)            8,391,000
Capital expenditures                               1,238,000           341,000           692,000             2,271,000
For the quarter ended April 30, 2000:
----------------------------------------
Net sales                                        $29,345,000       $24,203,000      $          -          $ 53,548,000
Depreciation and amortization                      1,541,000           743,000            51,000             2,335,000
Operating income                                   8,082,000         3,531,000        (1,060,000)           10,553,000
Capital expenditures                               2,209,000           487,000                 -             2,696,000

Net sales of the FSG includes service revenues from repair and overhaul operations, which represented less than 10% of net sales for all periods presented.

Total assets held by the operating segments as of April 30, 2001 and October 31, 2000 are as follows:

                                                                Segments
                                                   ----------------------------------
                                                                                                  Other,
                                                                                                Primarily        Consolidated
                                                        FSG                ETG                  Corporate           Totals
                                                        ---                ---                  ---------           ------
    As of April 30, 2001                           $205,481,000        $69,815,000             $11,008,000        $286,304,000
    As of October 31, 2000                         $197,442,000        $54,997,000             $29,293,000        $281,732,000

14. The Company's comprehensive income consists of:

                                                      Six months ended April 30,                   Three months ended April 30,
                                               ---------------------------------------      --------------------------------------
                                                        2001               2000                    2001                2000
                                                    -----------         ----------              ----------          ----------
    Net income                                      $ 8,722,000         $8,804,000              $4,814,000          $4,789,000
    Other comprehensive income (loss):
         Unrealized holding gain (loss)
            on investments                                    -           (142,000)                      -             752,000
         Tax benefit (expense)                                -             55,000                       -            (289,000)
         Interest rate swap (loss)
            adjustment                                 (400,000)                 -                (111,000)                  -
         Tax benefit                                    156,000                  -                  43,000                   -
                                                    -----------         ----------              ----------          ----------
    Comprehensive income                             $8,478,000         $8,717,000              $4,746,000          $5,252,000
                                                    ===========         ==========              ==========          ==========

15. In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a the Aetna Casualty and Surety Co. (Travelers). In June 1999, the Travelers lawsuit was dismissed by the federal court based on a lack of jurisdiction. Travelers is challenging the dismissal.

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

16. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will comply with SAB 101 in the quarter ending October 31, 2001; however, such compliance is not expected to be significant to the Company's results of operations.

In September 2000, the Emerging Issue Task Force (EITF) issued "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). This Issue addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. EITF 00-10 concludes that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for goods provided and should be classified as revenue. In addition, the shipping and handling costs should be included in cost of sales. If shipping costs or handling costs are significant and are not included in cost of sales, the amount and the line item on the income statement that include them should be disclosed. The Company will adopt EITF 00-10 in the quarter ending October 31, 2001. The Company does not expect the impact of such adoption to be significant to the Company's results of operations.

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our results of operations during the current periods and the same periods in the prior fiscal year have been affected significantly by the sale of Trilectron Industries, Inc. (Trilectron), a product line which was sold in September 2000. This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Condensed Financial Statements and Notes thereto included herein.

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

Our Electronic Technologies Group (ETG) consists of HEICO Electronic Technologies Corp. and its subsidiaries; Radiant Power Corp. (Radiant), Leader Tech, Inc. (Leader Tech), Santa Barbara Infrared, Inc. (SBIR) and Analog Modules, Inc. (AMI) acquired April 2001.

In February 2001, the Company, through HEICO Aerospace entered into a joint venture with American Airlines' parent company, AMR Corporation (AMR). HEICO Aerospace and AMR formed a limited liability company (AMR LLC) to develop, design and sell FAA-approved replacement parts. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of development costs. The funds received as a result of the new product research and development costs paid by AMR generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by AMR LLC. The Company's accounting policy is to consolidate AMR LLC, with AMR owning a 16% minority interest. In addition, AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.

In February 2001, the Company, through a subsidiary, acquired certain assets of a company, primarily FAA-approved replacement parts and related inventories. The purchase price was not significant to the Company's consolidated financial statements. In April 2001, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Analog Modules, Inc.
(AMI) for $15.6 million in cash paid at closing. AMI is engaged in the design and manufacture of electronic products primarily for use in the laser and electro-optics industries. The source of the purchase price was proceeds from the Company's Credit Facility. This acquisition has been accounted for using the purchase method of accounting and the results of operations at AMI were included in the Company's results effective April 1, 2001.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133, as amended by SFAS 137 and SFAS 138, establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS 133 effective November 1, 2000. The cumulative effect on the accumulated other comprehensive income of the Company's derivative instruments and hedging activities discussed below as of November 1, 2000 was not significant and as of April 30, 2001 was a loss of $244,000 (net of $156,000 in income tax benefit).

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

Results of Operations

For the periods indicated below, the following tables set forth the results of operations, net sales and operating income before goodwill amortization, by operating segment and the percentage of net sales represented by the respective items, including fiscal 2000 results as adjusted to exclude the direct results of operations of the Trilectron product line. The Company believes prior year results as adjusted provide more meaningful information for comparing the results of operations in the first six months and the second quarter of fiscal 2001. Accordingly, certain discussion of fiscal 2001 results below reflects comparisons to the Company's fiscal 2000 results as adjusted to exclude the direct results of operations of Trilectron.

                                     Six Months Ended April 30,                  Three Months Ended April 30,
                             ----------------------------------------------------------------------------------------
                                                      2000                                         2000
                                         ------------------------------               -------------------------------
                                             As Adjusted    As Reported                   As Adjusted    As Reported
                                2001                                           2001
                             -------------  -------------  -------------  -------------  -------------  -------------
Net sales                     $81,392,000    $72,954,000   $101,488,000    $41,742,000    $37,449,000    $53,548,000
                             -------------  -------------  -------------  -------------  -------------  -------------
Cost of sales                  45,984,000     40,610,000     63,951,000     23,366,000     20,676,000     33,869,000
Selling, general and
  administrative
  expenses                     19,159,000     14,926,000     17,896,000      9,985,000      7,517,000      9,126,000
                             -------------  -------------  -------------  -------------  -------------  -------------

Total operating costs
  and expenses                 65,143,000     55,536,000     81,847,000     33,351,000     28,193,000     42,995,000
                             -------------  -------------  -------------  -------------  -------------  -------------
Operating income              $16,249,000    $17,418,000    $19,641,000    $ 8,391,000    $ 9,256,000    $10,553,000
                             =============  =============  =============  =============  =============  =============


                                     Six Months Ended April 30,                  Three Months Ended April 30,
                             ----------------------------------------------------------------------------------------
                                2001                    2000                   2001                 2000
                             -------------  ----------------------------  -------------  ----------------------------
                                             As Adjusted    As Reported                   As Adjusted    As Reported
                                            ----------------------------                 ----------------------------
Net sales by segment:
FSG                           $64,787,000    $57,540,000    $ 57,540,000   $33,284,000    $29,345,000    $29,345,000
ETG                            16,605,000     15,414,000      43,948,000     8,458,000      8,104,000     24,203,000
                             -------------  -------------  -------------- -------------  -------------  -------------
                              $81,392,000    $72,954,000    $101,488,000   $41,742,000    $37,449,000    $53,548,000
                             =============  =============  ============== =============  =============  =============

Operating income (before
  goodwill amortization):
Flight Support Group          $17,136,000    $18,037,000    $ 18,037,000   $ 8,928,000    $ 9,129,000    $ 9,129,000
Electronic Technologies
  Group                         4,749,000      4,562,000       6,903,000     2,426,000      2,597,000      3,974,000
Other, primarily corporate     (2,374,000)    (2,405,000)     (2,405,000)   (1,291,000)    (1,060,000)    (1,060,000)
                             -------------  -------------  -------------- -------------  -------------  -------------
                              $19,511,000    $20,194,000    $ 22,535,000   $10,063,000    $10,666,000    $12,043,000
                             =============  =============  ============== =============  =============  =============

Operating income (after
  goodwill amortization):
Flight Support Group          $14,669,000    $15,984,000    $ 15,984,000   $ 7,678,000    $ 8,082,000    $ 8,082,000
Electronic Technologies
  Group                         3,954,000      3,839,000       6,062,000     2,004,000      2,234,000      3,531,000
Other, primarily corporate     (2,374,000)    (2,405,000)     (2,405,000)   (1,291,000)    (1,060,000)    (1,060,000)
                             -------------  -------------  -------------- -------------  -------------  -------------
                              $16,249,000    $17,418,000    $ 19,641,000   $ 8,391,000    $ 9,256,000    $10,553,000
                             =============  =============  ============== =============  =============  =============

Net sales                          100.0%         100.0%          100.0%        100.0%         100.0%         100.0%
Gross profit                        43.5%          44.3%           37.0%         44.0%          44.8%          36.8%
Selling, general and
  administrative expenses           23.5%          20.5%           17.6%         23.9%          20.1%          17.0%
Operating income                    20.0%          23.9%           19.4%         20.1%          24.7%          19.7%
Interest expense                     1.3%           N/A             2.6%          1.2%           N/A            2.6%
Interest and other income            0.9%           N/A             0.3%          1.0%           N/A            0.2%
Gain on sale of product line         0.8%             -               -           1.6%             -              -
Income tax expense                   7.9%           N/A             6.6%          8.4%           N/A            6.7%
Minority interest                    1.7%           N/A             1.8%          1.6%           N/A            1.7%
Net income                          10.7%           N/A             8.7%         11.5%           N/A            8.9%

Comparison of First Six Months of 2001 to First Six Months of 2000

Net Sales

Net sales for the first six months of 2001 totaled $81.4 million, up 12% when compared to the first six months of 2000 net sales of $73.0 million as adjusted.

The increase in sales for the first six months of 2001 reflects an increase of $7.2 million (a 13% increase) to $64.8 million in revenues from the FSG and an increase of $1.2 million as adjusted (an 8% increase) to $16.6 million in revenues from the ETG. The FSG sales increase primarily represents revenues resulting from the Company's entry into the commuter/regional jet component repair and overhaul market with the acquisition of Future in June 2000 and an increase in FAA-approved jet engine (PMA) replacement parts sales. PMA replacement parts sales in the first six months of fiscal 2001 increased 13% over PMA replacement parts sales in the first six months of fiscal 2000. The ETG sales increase is primarily attributed to internal growth including additional percentage of completion revenue under long-term contracts of SBIR and the acquisition of AMI in April 2001, partially offset by weakness in sales of EMI shielding products of Leader Tech to the electronics and communications industries reflecting the general economic weakness within some of the technology industries.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 43.5% for the first six months 2001 as compared to 44.3% as adjusted for the first six months of 2000. This decrease reflects lower margins within the FSG contributed by an increase in new product research and development expenses of $1.1 million resulting from lower reimbursements discussed below, an increase in marketing costs and softness within the repair and overhaul market, partially offset by the impact of higher PMA replacement parts sales. Lower gross margins in the FSG were slightly offset by increased margins in the ETG resulting primarily from increased percentage of completion revenue under long-term contracts offset by lower sales of EMI shielding products. Cost of sales amounts for the first six months of 2001 and first six months of 2000 include approximately $2.0 million and $900,000, respectively, of new product research and development expenses of HEICO Aerospace. These amounts are net of $600,000 and $3.0 million received from Lufthansa in the first six months of 2001 and 2000, respectively. As of April 30, 2001, the Company has future reimbursements for research and development expenses aggregating $100,000 from Lufthansa which will be received in May 2001. The expenses for the second quarter 2001 are also net of $400,000 receivable from AMR under their joint venture agreement with HEICO Aerospace.

Selling, general and administrative (SG&A) expenses increased $4.2 million to $19.2 million for the first six months of 2001 from $14.9 million as adjusted for the first six months of 2000. As a percentage of net sales, SG&A expenses increased to 23.5% for the first six months of 2001 compared to 20.5% as adjusted for the first six months of 2000. The increases in SG&A and SG&A as a percent of net sales are primarily a result of higher marketing costs in the FSG associated with expanding product lines, a $400,000 increase in goodwill amortization primarily resulting from the acquisition of Future and AMI and a $300,000 increase in the allowance for doubtful accounts.

Operating Income

Operating income decreased $1.2 million to $16.2 million for the first six months of 2001 from $17.4 million as adjusted for the first six months of 2000. The decrease in operating income reflects a decrease of $1.3 million from $16.0 million to $14.7 million in the Company's FSG, offset by an increase of $115,000 from $3.8 million as adjusted to $4.0 million in the Company's ETG. The decrease in operating income of the FSG was due primarily to lower gross profit margins reflecting lower research and development reimbursements, higher marketing costs, higher goodwill amortization and higher allowance for doubtful accounts discussed above, partially offset by the impact of higher PMA replacement parts sales. The increase in ETG operating income was primarily due to increased percentage of completion revenue and the acquisition of AMI, partially offset by lower sales of EMI shielding products discussed above.

As a percentage of net sales, operating income decreased from 23.9% as adjusted in the first six months of 2000 to 20.0% in the first six months of 2001 primarily reflecting lower operating margins. The FSG's operating income as a percentage of net sales declined from 27.8% in the first six months of 2000 to 22.6% in the first six months of 2001 due to lower gross profit margins reflecting lower research and development reimbursements, higher marketing costs, higher goodwill amortization and higher allowance for doubtful accounts discussed above. The ETG's operating income as a percentage of net sales decreased from 24.9% as adjusted in the first six months 2000 to 23.8% in the first six months 2001. This decrease reflects softness in sales of EMI shielding products partially offset by increased percentage of completion revenue.

Operating Income before Goodwill

Operating income before goodwill amortization decreased $700,000 to 19.5 million for the first six months of 2001 from $20.2 million as adjusted for the first six months of 2000. The decrease in operating income before goodwill reflects a decrease of $900,000 from $18 million to $17.1 million in the Company's FSG, offset by an increase of $200,000 from $4.5 million to $4.7 million as adjusted in the Company's ETG. The decrease in operating income before goodwill of the FSG was due primarily to lower gross profit margins reflecting lower research and development reimbursements, higher marketing costs and higher allowance for doubtful accounts discussed above, partially offset by the impact of higher PMA replacement parts sales. The increase in ETG operating income before goodwill was primarily due to increased percent completion revenue and the acquisition of AMI, partially offset by lower sales of EMI shielding products discussed above.

Interest Expense

Interest expense decreased $1.5 million to $1.1 million from the first six months of 2000 to the first six months of 2001. The decrease was principally due to lower outstanding debt balances under the Company's Credit Facility as a result of the repayment of borrowings from the proceeds of the sale of Trilectron.

Interest and Other Income

Interest and other income increased $1,052,000 to $1,387,000 from the first six months of 2000 to the first six months of 2001 due principally to a gain of $657,000 on the sale of property retained in the sale of the Trilectron product line sold in September 2000, a realized gain of $179,000 on the sale of long-term investments and an increase in invested funds and other income.

Minority Interests

Minority interests represents the 20% minority interest held by Lufthansa in HEICO Aerospace and the 16% minority interest held by AMR in the joint venture with HEICO Aerospace. Minority interests decreased $417,000 to $1.4 million in the first six months of 2001 from $1.8 million in the first six months of 2000 mainly due to a decrease in minority interest expense related to Lufthansa of $162,000 due to lower FSG income before minority interests and minority interest income of $255,000 as a result of AMR's share in the development costs incurred within the new joint venture.

Net Income

The Company's net income decreased slightly from $8.8 million in the first six months of 2000 to $8.7 million in the first six months of 2001, while EPS was $.44 per diluted share for both periods. The slight decrease in net income is primarily due to the lower operating income discussed above. Trilectron, which was sold in the fourth quarter of fiscal 2000, contributed approximately 4 cents per diluted share to earnings in the first six months of fiscal 2000.

For the balance of fiscal 2001, the Company expects continued growth within the FSG driven primarily by PMA sales. Weakness in demand within certain of the ETG's markets discussed above and the timing of the redeployment of the balance of the proceeds from the sale of Trilectron could, however, result in earnings for the balance of fiscal 2001 being flat when compared with the same period of fiscal 2000.

Cash earnings per share or net income per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill) was $.54 in the first six months of fiscal 2001 and 2000. Cash earnings per share is a financial indicator used by management to assess results of operations on the basis of operating performance. However, cash earnings per share should not be considered in isolation or as a substitute for measuring performance in accordance with generally accepted accounting principles. Our calculation of cash earnings per share may be different from the calculation used by others, and therefore comparability may be affected.

Comparison of Second Quarter 2001 to Second Quarter 2000.

Net Sales

Net sales for the second quarter 2001 totaled $41.7 million, up 11% when compared to the second quarter 2000 net sales of $37.4 million as adjusted.

The increase in second quarter 2001 sales reflects an increase of $3.9 million (a 13% increase) to $33.3 million in revenues from the FSG and an increase of $400,000 as adjusted (a 4% increase) to $8.5 million in revenues from the ETG. The FSG sales increase primarily represents revenues resulting from the Company's entry into the commuter/regional jet component repair and overhaul market with the acquisition of Future in June 2000 and an increase in PMA replacement parts sales. PMA replacement parts sales in the second quarter 2001 increased 21% over PMA replacement parts sales in the second quarter 2000. The ETG sales increase is primarily attributed to internal growth including additional percentage of completion revenue under long-term contracts of SBIR and the acquisition of AMI in April 2001, partially offset by weakness in sales of EMI shielding products of Leader Tech to the electronics and communication industries reflecting the general economic weakness within some of the technology industries.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 44.0% for the second quarter 2001 as compared to 44.8% as adjusted for the second quarter 2000. This decrease reflects lower margins within the FSG contributed by an increase in new product research and development expenses of $400,000 resulting from lower reimbursements discussed below, an increase in marketing costs and softness within the repair and overhaul market, partially offset by the impact of higher PMA replacement parts sales. The decrease also reflects lower gross margins in the ETG as a result of lower sales of higher margin EMI shielding products partially offset by increased percentage of completion revenue under long-term contracts. Cost of sales amounts for the second quarter 2001 and second quarter 2000 include approximately $900,000 and $400,000, respectively, of new product research and development expenses of HEICO Aerospace. These amounts are net of $300,000 and $1.6 million received from Lufthansa in the second quarter 2001 and 2000, respectively. As of April 30, 2001, the Company has future reimbursements for research and development expenses aggregating $100,000 from Lufthansa which will be received in May 2001. The expenses for the second quarter 2001 are also net of $400,000 receivable from AMR under their joint venture agreement with HEICO Aerospace.

Selling, general and administrative (SG&A) expenses increased $2.5 million to $10.0 million for the second quarter 2001 from $7.5 million as adjusted for the second quarter 2000. As a percentage of net sales, SG&A expenses increased to 23.9% for the second quarter 2001 compared to 20.1% as adjusted for the second quarter 2000. The increases in SG&A and SG&A as a percent of net sales are primarily a result of higher marketing costs in the FSG associated with expanding product lines, a $200,000 increase in goodwill amortization primarily resulting from the acquisition of Future and AMI and a $90,000 increase in the allowance for doubtful accounts, in addition to a $200,000 increase in general corporate expenses.

Operating Income

Operating income decreased $900,000 to $8.4 million for the second quarter 2001 from $9.3 million as adjusted for the second quarter 2000. The decrease in operating income reflects a decrease of $400,000 from $8.1 million to $7.7 million in the Company's FSG, and a decrease of $200,000 from $2.2 million as adjusted to $2.0 million in the Company's ETG. The decrease in operating income of the FSG was due primarily to lower research and development reimbursements, higher marketing costs, higher goodwill amortization and higher allowance for doubtful accounts discussed above, partially offset by the impact of higher PMA replacement parts sales. The lower ETG operating income was due to lower sales of EMI shielding products, partially offset by higher percentage of completion revenue and the acquisition of AMI discussed above.

As a percentage of net sales, operating income decreased from 24.7% as adjusted in the second quarter of 2000 to 20.1% in the second quarter of 2001 primarily
reflecting lower operating margins.   The FSG's operating income as a percentage
of net sales declined from 27.5% in the second quarter of 2000 to 23.1% in the second quarter 2001 due to lower research and development reimbursements, higher marketing costs, higher goodwill amortization and higher allowance for doubtful accounts discussed above. The ETG's operating income as a percentage of net sales declined from 27.6% as adjusted in the second quarter 2000 to 23.7% in the second 2001. This decrease reflects softness in sales of EMI shielding products partially offset by increased sales of higher margin products (SBIR) discussed above.

Operating Income before Goodwill

Operating income before goodwill amortization decreased $600,000 to 10.1 million for the second quarter 2001 from $10.7 million as adjusted for the second quarter 2000. The decrease in operating income before goodwill reflects a decrease of $200,000 from $9.1 million to $8.9 million in the Company's FSG, and a decrease of $200,000 from $2.6 million to $2.4 million as adjusted in the Company's ETG. The decrease in operating income before goodwill of the FSG was due primarily to lower research and development reimbursements, higher marketing costs and higher allowance for doubtful accounts discussed above, partially offset by the impact of higher PMA replacement sales. The decrease in ETG operating income before goodwill was primarily due to lower sales of EMI shielding products, partially offset by increased percentage of completion revenue and the acquisition of AMI discussed above.

Interest Expense

Interest expense decreased $867,000 to $512,000 from the second quarter 2000 to the second quarter 2001. The decrease was principally due to lower outstanding debt balances under the Company's Credit Facility as a result of the repayment of borrowings from the proceeds of the sale of Trilectron.

Interest and Other Income

Interest and other income increased $947,000 to $1,072,000 from the second quarter 2000 to the second quarter 2001 due principally to a gain of $657,000 on the sale of property retained in the sale of the Trilectron product line sold in fiscal 2000, a realized gain of $179,000 from the sale of long-term investments and an increase in invested funds and other income.

Minority Interests

Minority interests represents the 20% minority interest held by Lufthansa in HEICO Aerospace and the 16% minority interest held by AMR in the joint venture with HEICO Aerospace. Minority interests decreased $266,000 to $651,000 for the second quarter 2001 from $917,000 for the second quarter 2000 mainly due to minority interest income of $255,000 as a result of AMR's share in the development costs incurred within the new joint venture.

Net Income

The Company's net income was $4.8 million in the second quarter 2000 and in the second quarter 2001. EPS was $.24 per diluted share for both periods. Trilectron, which was sold in the fourth quarter of fiscal 2000, contributed approximately 2 cents per diluted share to earnings in the second quarter 2000.

Cash earnings per share or net income per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill) was $.29 in the second quarter of fiscal 2001 and 2000.

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

Operating Activities

The Company's cash flow from operations was $3.3 million for the first six months of 2001, consisting primarily of net income of $8.7 million, depreciation and amortization of $5.0 million and minority interests of $1.4 million, partially offset by the payment of income taxes of approximately $7 million on the fiscal 2000 gain from the sale of Trilectron and increase in net operating assets of $4.9 million. The increase in net operating assets resulted primarily from an increase in inventories to meet increasing PMA parts sales and the build-up of inventories in preparation for the relocation of Radiant from the Trilectron facility which was completed in May 2001.

Investing Activities

The principal cash used in investing activities in the first six months of 2001 was capital expenditures and acquisition related costs of approximately $3.1 million and $23.9 million, respectively, partially offset by $14.6 million cash provided by the proceeds from the sale of Trilectron and the sale of property retained in the sale of Trilectron and $7.0 million cash from the sale of long-term investments.

Financing Activities

The Company's principal financing activities during the first six months of fiscal 2001 included net borrowings of $1 million from under the Company's Credit Facility.

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

In September 2000, the Emerging Issue Task Force (EITF) issued "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). This Issue addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. EITF 00-10 concludes that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for goods provided and should be classified as revenue. In addition, the shipping and handling costs should be included in cost of sales. If shipping costs or handling costs are significant and are not included in cost of sales, the amount and the line item on the income statement that include them should be disclosed. The Company will adopt EITF 00-10 in the quarter ending October 31, 2001. The Company does not expect the impact of such adoption to be significant to the Company's results of operations.

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

               Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.59% for a two-year period ending February 2, 2002. During the first six months of fiscal 2001, the Company reduced the notional principal amount on its interest rate swap to $20,000,000. Based on the outstanding debt balance at April 30, 2001 and October 31, 2000, a change of 1% in interest rates would cause a change in interest expense of approximately $210,000 and $100,000, respectively, on an annual basis.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          At the Annual Meeting of Shareholders held on March 20, 2001, the Company's shareholders elected seven directors.

          The number of votes cast for and withheld for each nominee for director were as follows:


          Director                          For             Withheld
          --------                          ---             --------
          Samuel L. Higginbottom         8,841,279           61,977
          Wolfgang Mayrhuber             8,843,633           59,623
          Eric A. Mendelson              8,838,212           65,044
          Laurans A. Mendelson           8,840,947           62,309
          Victor H. Mendelson            8,841,495           61,761
          Albert Morrison, Jr.           8,851,178           52,078
          Dr. Alan Schriesheim           8,843,264           59,992

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               None.

          (b) There were no reports on Form 8-K filed during the six months ended April 30, 2001.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HEICO CORPORATION
                                        -----------------
                                           (Registrant)



  June 12, 2001                         BY /s/ Thomas S. Irwin
-----------------                       ----------------------------------
       Date                             Thomas S. Irwin, Executive Vice
                                        President and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)