Form 10-K/A
period 2000-10-31
HEICO CORP
filed 2001-08-13
CIK 46619

         As filed with the Securities and Exchange Commission on August 13, 2001
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K/A
                                Amendment No. 1
(Mark One)
      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended October 31, 2000 or

      [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

             For the transition period from ___________________to_______________

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

     This is an amendment to Form 10-K previously filed with the Securities and Exchange Commission on January 25, 2001, which amendment is being filed solely to expand certain disclosure as requested by the Securities and Exchange Commission. Previously reported financial results have not changed. The changes are on pages 15, 34, 35, 38 and 49, although the entire document (excluding exhibits except Exhibit 23) is being refiled for ease of use.

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about HEICO Corporation, including, among other things:

     . Lower commercial air travel;

     . Our intention to introduce new products;

     . Our ability to make acquisitions and achieve operating synergies from acquired businesses;

     . Product pricing levels;

     . Product specification costs and requirements;

     . Governmental and regulatory demands;

     . Competition on military programs;

     . Anticipated trends in our businesses, including trends in the markets for aircraft engine parts, aircraft engine overhaul and electronics equipment;

     . Economic conditions within and outside of the aerospace, defense and electronics industries; and

     . Our ability to continue to control costs and maintain quality.

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

    Products of the ETG include:

    . On-board Aircraft Power Supplies. Our ETG manufactures power supply and current control products and replacement components used in aircraft. Our products include battery and charger units to support emergency lighting, emergency fuel shut-off devices, emergency exit door power assists, static inverters for emergency lighting and cockpit lighting dimmers. These products enhanced the ETG's existing power supply product line. While periodically entire units may require replacement, there is an ongoing replacement market for batteries which have an estimated service life of approximately 3 to 5 years. These products are mainly sold to OEM customers and customers in the retrofit and modification market.

    . Infrared Simulation and Test Equipment. ETG is also a leading international designer and manufacturer of state-of-the-art aerospace and defense infrared simulation and test equipment. Our products include high precision blackbody sources, optical systems and fully integrated test calibration systems. In addition, the new MIRAGE IR Scene Simulator is used to project infrared scenes to assist with product development and training for complex infrared targeting and imaging systems and other items.

    . Circuit Board Shielding. ETG also manufactures electromagnetic interference and radio frequency interference shielding for circuit boards and other items utilized in telecommunications, aerospace, and microwave applications. The circuit board shielding technology reduces electronic noise and protects sensitive components. We have a line of patented products and the ability to fabricate in a wide variety of shapes and applications, which we believe is a manufacturing advantage.

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

Item 2.  Properties

    We own or lease the following facilities:

    Flight Support Group
    --------------------
                                                                           Square          Owned/Lease
           Location                            Description                Footage           Expiration
    ---------------------                ----------------------           -------          -----------
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


    Electronic Technologies Group
    -----------------------------
                                                                           Square      Owned/Lease
           Location                            Description                 Footage      Expiration
    ---------------------                ----------------------           --------     ------------
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


    Corporate
    ---------
                                                                           Square        Owned/Lease
           Location                            Description                 Footage       Expiration
    ---------------------                ----------------------           ---------    --------------
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

                             Class A Common Stock
                             --------------------

                                                                                                Cash Dividends
                                                                         High          Low         Per Share
                                                                         ----          ---      --------------
    Fiscal 1999
      First Quarter...............................................      $ 21.94      $ 17.73        $ .022
      Second Quarter..............................................        22.39        17.22            --
      Third Quarter...............................................        22.16        19.04        $ .023
      Fourth Quarter..............................................        20.28        13.64            --
    Fiscal 2000:
      First Quarter...............................................      $ 19.32      $ 11.36        $ .023
      Second Quarter..............................................        16.14        10.00            --
      Third Quarter...............................................        16.00        10.17        $ .025
      Fourth Quarter..............................................        16.44        10.88            --

         On December 31, 2000 there were 1,141 holders of record of the Class A Common Stock.

                                 Common Stock
                                 ------------

                                                                                                Cash Dividends
                                                                          High         Low         Per Share
                                                                          ----         ---      --------------
    Fiscal 1999:
     First Quarter..................................                    $  29.32     $ 21.14        $ .022
     Second Quarter.................................                       24.89       18.24            --
     Third Quarter..................................                       23.30       20.57        $ .023
     Fourth Quarter.................................                       21.71       15.40            --
    Fiscal 2000:
     First Quarter..................................                    $  20.34     $ 13.13        $ .023
     Second Quarter.................................                       16.42       12.05            --
     Third Quarter..................................                       20.25       11.19        $ .025
     Fourth Quarter.................................                       20.13       11.75            --

         On December 31, 2000, there were 1,146 holders of record of the Common Stock.

Item 6.  Selected Financial Data

                                                                               Year Ended October 31,
                                                               -----------------------------------------------------
                                                                  1996        1997      1998(5)  1999(5)     2000(5)
                                                               --------    --------   --------   -------     -------
                                                                           (In thousands, except per share data)
Operating Data:
Net sales...............................................        $ 34,565    $ 63,674   $ 95,351  $141,269    $202,909
                                                                --------    --------   --------  --------    --------
Gross profit............................................          12,169      20,629     36,104    57,532      75,811
Selling, general and administrative expenses............           7,657      11,515     17,140    24,717      36,576
Write-off of receivables(1).............................              --          --         --        --       1,312
                                                                --------    --------   --------  --------    --------

Operating income........................................           4,512       9,114     18,964    32,815      37,923
                                                                --------    --------   --------  --------    --------
Interest expense........................................             185         477        984     2,173       5,611
                                                                --------    --------   --------  --------    --------
Gain on sale of product line(2).........................              --          --         --        --      17,296
                                                                --------    --------   --------  --------    --------

Income (loss):
  From continuing operations ...........................           3,665       7,019     10,509    16,337      27,739
  From discontinued operations..........................             963          --         --        --          --
  From gain on sale of discontinued operations..........           5,264          --         --        --      (1,422)(3)
                                                                --------    --------   --------  --------    --------
Net income..............................................        $  9,892    $  7,019   $ 10,509  $ 16,337    $ 26,317
                                                                ========    ========   ========  ========    ========
Weighted average number of common shares
  outstanding:(4)
  Basic.................................................          12,848      13,244     13,749    16,303      17,377
  Diluted...............................................          14,610      15,860     17,095    19,407      19,917
Per Share Data:(4)
Income from continuing operations:
  Basic.................................................        $    .29    $    .53   $    .76  $   1.00    $   1.59(6)
  Diluted...............................................             .25         .44        .61       .84        1.39(6)
Net income:
  Basic.................................................             .77         .53        .76      1.00        1.51
  Diluted...............................................             .68         .44        .61       .84        1.32
Cash dividends(4).......................................            .035        .041       .045      .045        .048
Balance Sheet Data (at year end):
Working capital.........................................        $ 25,248    $ 45,131   $ 40,587  $ 63,278     $55,469
Total assets............................................          61,836      88,639    133,061   273,163     281,732
Total debt (including current portion)..................           6,516      10,800     30,520    73,501      40,042
Minority interest in consolidated subsidiary............              --       3,273     14,892    30,022      33,351
Shareholders' equity....................................          41,488      59,446     67,607   139,289     169,844

____________

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

(6) The gain on sale of Trilectron referenced above increased basic and diluted income per share from continuing operations by $0.61 and $0.53, respectively, which was partially offset by the write-off of receivables which reduced basic and diluted income per share from continuing operations by $0.04 and $0.03, respectively.

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

    In October 1997, the Company entered into a strategic alliance with Lufthansa, the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa agreed to invest approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million to be paid to HEICO Aerospace pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional Federal Aviation Administration (FAA)- approved replacement parts for jet engines. The funds received as a result of the research and development cooperation agreement reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for replacement parts on a worldwide basis. In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa invested additional amounts aggregating $21 million pursuant to its option to maintain a 20% equity interest.

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

                                                                           Year Ended October 31,
                                                                     -------------------------------
                                                                        1998        1999        2000
                                                                     ----------  ----------  -------
                                                                        (Dollar amounts in thousands)
Net sales
 FSG...........................................................       $ 65,412   $  94,617   $119,304
 ETG...........................................................         29,939      46,652     83,605
                                                                      --------   ---------   --------
                                                                      $ 95,351   $ 141,269   $202,909
                                                                      ========   =========   ========

Net sales......................................................          100.0%      100.0%     100.0%
Gross profit...................................................           37.9%       40.7%      37.4%
Selling, general and administrative expenses...................           18.0%       17.5%      18.0%
Write-off of receivables.......................................             --          --        0.6%
Operating income...............................................           19.9%       23.2%      18.7%
Interest expense...............................................            1.0%        1.5%       2.8%
Interest and other income......................................            2.2%        0.6%       0.5%
Gain on sale of product line...................................             --          --        8.5%
Income tax expense.............................................            7.3%        8.2%       9.6%
Minority interest..............................................            2.7%        2.5%       1.6%
Net income.....................................................           11.0%       11.6%      13.0%

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

Item 8. Financial Statements and Supplementary Data HEICO Corporation and Subsidiaries

                               HEICO CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report..................................................................           26
Consolidated Balance Sheets at October 31, 2000 and 1999......................................           27
Consolidated Statements of Operations for the years ended October 31, 2000, 1999 and
  1998........................................................................................           29
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years
  Ended October 31, 2000, 1999 and 1998.......................................................           30
Consolidated Statements of Cash Flows for the years ended October 31, 2000, 1999 and
  1998........................................................................................           31
Notes to Consolidated Financial Statements....................................................           32

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

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
December 14, 2000

                      HEICO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           October 31, 2000 and 1999


                                                                                 2000                 1999
                                                                          -----------------    ----------------
                                 ASSETS
Current assets:
  Cash and cash equivalents........................................       $      4,807,000     $      6,031,000
  Receivable from sale of product line ............................             12,412,000                   --
  Accounts receivable, net.........................................             29,553,000           35,326,000
  Inventories......................................................             34,362,000           45,172,000
  Prepaid expenses and other current assets........................              2,975,000            2,527,000
  Deferred income taxes............................................              2,543,000            1,534,000
                                                                          ----------------     ----------------
          Total current assets.....................................             86,652,000           90,590,000
Property, plant and equipment, net.................................             26,903,000           28,336,000
Unexpended bond proceeds...........................................                     --              280,000
Intangible assets, net.............................................            152,770,000          143,557,000
Long-term investments..............................................              5,832,000            3,231,000
Deferred income taxes..............................................                     --            1,366,000
Other assets.......................................................              9,575,000            5,803,000
                                                                          ----------------     ----------------

          Total assets.............................................       $    281,732,000     $    273,163,000
                                                                          ================     ================

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEICO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           October 31, 2000 and 1999

                                                                                              2000              1999
                                                                                       ----------------   ----------------
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Current maturities of long-term debt.....................................       $        27,000     $       551,000
       Trade accounts payable...................................................             5,026,000          11,070,000
       Accrued expenses and other current liabilities...........................            17,872,000          15,299,000
       Income taxes payable.....................................................             8,258,000             392,000
                                                                                       ---------------     ---------------
               Total current liabilities........................................            31,183,000          27,312,000
     Long-term debt, net of current maturities..................................            40,015,000          72,950,000
     Deferred income taxes......................................................               417,000                  --
     Other non-current liabilities..............................................             6,922,000           3,590,000
                                                                                       ---------------     ---------------
               Total liabilities................................................            78,537,000         103,852,000
                                                                                       ---------------     ---------------
     Minority interest in consolidated subsidiary...............................            33,351,000          30,022,000
                                                                                       ---------------     ---------------
     Commitments and contingencies (Notes 2, 3, 6, 7 and 17)
     Shareholders' equity:
       Preferred Stock, par value $.01 per share;
         Authorized -- 10,000,000 shares issuable in series, 200,000 designated
         as Series A Junior Participating Preferred Stock, none issued..........                    --                  --
       Common Stock, $.01 par value; Authorized-- 30,000,000 shares;
          Issued and Outstanding 8,514,056 shares in 2000 and 8,408,821 in 1999                 85,000              84,000

       Class A Common Stock, $.01 par value; Authorized -- 30,000,000 shares;
          Issued and Outstanding 8,984,740 shares in 2000 and 8,909,107 in 1999
          (as restated).........................................................                90,000              73,000
       Capital in excess of par value...........................................           111,138,000          91,094,000
       Accumulated other comprehensive loss.....................................              (632,000)         (2,235,000)
       Retained earnings........................................................            60,614,000          52,280,000
                                                                                       ---------------     ---------------
                                                                                           171,295,000         141,296,000
       Less: Note receivable from employee savings and investment plan..........            (1,451,000)         (2,007,000)
                                                                                       ---------------     ---------------
               Total shareholders' equity.......................................           169,844,000         139,289,000
                                                                                       ---------------     ---------------
               Total liabilities and shareholders' equity.......................       $   281,732,000     $   273,163,000
                                                                                       ===============     ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                      HEICO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended October 31, 2000, 1999 and 1998

                                                                      2000              1999              1998
                                                                 -------------     -------------     -------------
Net sales ...................................................    $ 202,909,000     $ 141,269,000     $  95,351,000
                                                                 -------------     -------------     -------------
Operating costs and expenses:
Cost of sales ...............................................      127,098,000        83,737,000        59,247,000
Selling, general and administrative expenses ................       36,576,000        24,717,000        17,140,000
Write-off of receivables (Note 16) ..........................        1,312,000                --                --
                                                                 -------------     -------------     -------------

          Total operating costs and expenses ................      164,986,000       108,454,000        76,387,000
                                                                 -------------     -------------     -------------
Operating income ............................................       37,923,000        32,815,000        18,964,000

Interest expense ............................................       (5,611,000)       (2,173,000)         (984,000)
Interest and other income ...................................          929,000           894,000         2,062,000
Gain on sale of product line ................................       17,296,000                --                --
                                                                 -------------     -------------     -------------
Income from continuing operations
   before income taxes and minority interest ................       50,537,000        31,536,000        20,042,000
Income tax expense ..........................................       19,509,000        11,606,000         6,914,000
                                                                 -------------     -------------     -------------
Income from continuing operations before minority interest ..       31,028,000        19,930,000        13,128,000
Minority interest ...........................................        3,289,000         3,593,000         2,619,000
                                                                 -------------     -------------     -------------
Income from continuing operations ...........................       27,739,000        16,337,000        10,509,000
Adjustment to gain on sale of discontinued health care opera-
   tions, net of applicable income tax benefit of $208,000 ..       (1,422,000)               --                --
                                                                 -------------     -------------     -------------
Net income ..................................................    $  26,317,000     $  16,337,000     $  10,509,000
                                                                 =============     =============     =============

Basic per share data:
  Income from continuing operations .........................    $        1.59     $        1.00     $         .76
  Adjustment to gain on sale of discontinued health care
    operations ..............................................             (.08)               --                --
                                                                 -------------     -------------     -------------
  Net income ................................................    $        1.51     $        1.00     $         .76
                                                                 =============     =============     =============

Diluted per share data:
  Income from continuing operations .........................    $        1.39     $         .84     $         .61
  Adjustment to gain on sale of discontinued health care
    operations ..............................................             (.07)               --                --
                                                                 -------------     -------------     -------------
  Net income ................................................    $        1.32     $         .84     $         .61
                                                                 =============     =============     =============

Weighted average number of common shares outstanding:

  Basic .....................................................       17,376,657        16,302,791        13,748,987
                                                                 =============     =============     =============
  Diluted ...................................................       19,916,794        19,407,399        17,094,682
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

                      HEICO CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended OCTOBER 31, 2000, 1999 and 1998

                                                                             Accumulated
                                                    Class A    Capital in      Other
                                          Common     Common     Excess of   Comprehensive     Retained        Note     Comprehensive
                                           Stock     Stock      Par Value       Loss          Earnings     Receivable     Income
                                         --------   -------    -----------  -------------     --------    -----------  -------------

Balances, October 31, 1997.............   $83,000   $    --   $ 35,533,000  $         --    $ 26,772,000   $(2,942,000)
Distribution of one share of Class A
  Common Stock for each two shares of
  Common Stock made April 23, 1998.....        --    42,000        (42,000)           --             --            --
Repurchase of stock....................    (1,000)   (1,000)    (2,036,000)           --             --            --
Exercise of stock options..............     1,000        --        471,000            --             --            --
Tax benefit for stock option
  exercises............................        --        --        485,000            --             --            --
Payment on note receivable from
  employee savings and investment
  plan.................................        --        --             --            --             --       444,000
Cash dividends ($.045 per share).......        --        --             --            --       (643,000)           --
Net income for the year................        --        --             --            --     10,509,000            --   $10,509,000
Unrealized loss on investments, net of
  tax of $671,000......................        --        --             --   (1,142,000)             --            --    (1,142,000)
                                                                                                                        -----------
Comprehensive income...................        --        --             --            --             --            --   $ 9,367,000
                                                                                                                        ===========
Other..................................        --        --         63,000            --         11,000            --
                                          -------   -------   ------------  ------------   ------------   -----------
Balances, October 31, 1998.............    83,000    41,000     34,474,000   (1,142,000)     36,649,000    (2,498,000)
Secondary offering of Class A Common
  shares...............................        --    30,000     56,235,000            --             --            --
Repurchase of stock....................    (1,000)       --     (2,625,000)           --             --            --
Exercise of stock options..............     2,000     2,000      1,335,000            --             --            --
Tax benefit for stock option
  exercises............................        --        --      1,610,000            --             --            --
Payment on note receivable from
  employee savings and investment
  plan.................................        --        --             --            --             --       491,000
Cash dividends ($.045 per share).......        --        --             --            --       (708,000)           --
Net income for the year................        --        --             --            --     16,337,000            --   $16,337,000
Unrealized loss on investments, net of
  tax of $721,000......................        --        --             --   (1,093,000)             --            --    (1,093,000)
                                                                                                                        -----------
Comprehensive income...................        --        --             --            --             --            --   $15,244,000
                                                                                                                        ===========
Other..................................        --        --         65,000            --          2,000            --
                                          -------   -------   ------------  ------------   ------------   -----------
Balances, October 31, 1999.............    84,000    73,000     91,094,000   (2,235,000)     52,280,000    (2,007,000)
10% Common and Class A stock dividend
   paid in Class A shares..............        --    15,000     17,125,000            --    (17,158,000)           --
Repurchase of stock....................        --        --       (105,000)           --             --            --
Exercise of stock options..............     1,000     2,000        978,000            --             --            --
Tax benefit for stock option
  exercises............................        --        --      1,736,000            --             --            --
Payment on note receivable from
  employee savings and investment
  plan.................................        --        --             --            --             --       556,000
Cash dividends ($.048 per share).......        --        --             --            --       (828,000)           --
Net income for the year................        --        --             --            --     26,317,000            --   $26,317,000
Unrealized gain on investments, net of
  tax of $998,000......................        --        --             --      1,603,00             --            --     1,603,000
                                                                                                                        -----------
Comprehensive income...................        --        --             --            --             --            --   $27,920,000
                                                                                                                        ===========
Other..................................        --        --        310,000            --          3,000            --
                                          -------   -------   ------------  ------------   ------------   -----------
Balances, October 31, 2000.............   $85,000   $90,000   $111,138,000  $   (632,000)  $ 60,614,000   $(1,451,000)
                                          =======   =======   ============  ============   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEICO CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended October 31, 2000, 1999 and 1998

                                                                                 2000              1999              1998
                                                                             -------------     -------------     -------------
Cash flows from operating activities:
Net income ..............................................................    $  26,317,000     $  16,337,000     $  10,509,000
Adjustments to reconcile net income to cash provided by operating activities:
  Gain on sale of product line ..........................................      (17,296,000)             --                --
  Depreciation and amortization .........................................        9,775,000         6,289,000         2,761,000
  Deferred income taxes .................................................         (175,000)           31,000          (342,000)
  Deferred financing costs ..............................................            8,000              --          (1,039,000)
  Minority interest in consolidated subsidiary ..........................        3,289,000         3,593,000         2,619,000
  Tax benefit on stock option exercises .................................        1,736,000         1,610,000           485,000
  Change in assets and liabilities, net of acquisitions and dispositions:
    Increase in accounts receivable .....................................      (11,569,000)       (5,442,000)       (3,822,000)
    Increase in inventories .............................................       (7,471,000)      (12,209,000)       (4,642,000)
    Increase in prepaid expenses and other current assets ...............       (1,662,000)         (393,000)         (182,000)
    Increase in trade payables, accrued expenses and
      other current liabilities .........................................        1,159,000           231,000         4,653,000
    Increase (decrease) in income taxes payable .........................        7,866,000          (569,000)         (961,000)
    Other ...............................................................          155,000           134,000           (15,000)
                                                                             -------------     -------------     -------------
Net cash provided by operating activities ...............................       12,132,000         9,612,000        10,024,000
                                                                             -------------     -------------     -------------
Cash flows from investing activities:
Proceeds from sale of product line, net of expenses .....................       44,377,000              --                --
Proceeds from receivable from sale of product line ......................        4,000,000              --                --
Acquisitions, net of cash acquired ......................................      (24,799,000)     (104,861,000)      (45,627,000)
Capital expenditures ....................................................       (8,665,000)      (14,217,000)       (6,171,000)
Net change in available-for-sale investments ............................             --          (2,366,000)       (3,864,000)
Payment received from employee savings and investment plan note
  receivable ............................................................          556,000           491,000           444,000
Other ...................................................................         (724,000)         (517,000)         (171,000)
                                                                             -------------     -------------     -------------
Net cash provided by (used in) investing activities .....................       14,745,000      (121,470,000)      (55,389,000)
                                                                             -------------     -------------     -------------
Cash flows from financing activities:
Proceeds from the issuance of long-term debt:
  Revolving credit facility .............................................       29,000,000        95,500,000        25,000,000
  Bond reimbursement ....................................................          287,000           513,000         3,384,000
  Other .................................................................          880,000           836,000            95,000
Principal payments on long-term debt ....................................      (58,381,000)      (53,187,000)       (5,493,000)
Proceeds from Class A Common Stock offering, net ........................             --          56,265,000              --
Minority interest investments ...........................................             --          11,537,000         9,000,000
Proceeds from the exercise of stock options .............................          981,000         1,339,000           472,000
Repurchases of common stock .............................................         (105,000)       (2,626,000)       (2,038,000)
Cash dividends paid .....................................................         (846,000)         (708,000)         (643,000)
Other ...................................................................           83,000          (189,000)           (2,000)
                                                                             -------------     -------------     -------------
Net cash (used in) provided by financing activities .....................      (28,101,000)      109,280,000        29,775,000
                                                                             -------------     -------------     -------------
Net decrease  in cash and cash equivalents ..............................       (1,224,000)       (2,578,000)      (15,590,000)
Cash and cash equivalents at beginning of year ..........................        6,031,000         8,609,000        24,199,000
                                                                             -------------     -------------     -------------
Cash and cash equivalents at end of year ................................    $   4,807,000     $   6,031,000     $   8,609,000
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

     Buildings and components...........................   7 to 55 years
     Building and leasehold improvements................   3 to 15 years
     Machinery and equipment............................   3 to 20 years

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

    Excess of cost over the fair market value of net assets acquired............    20 to 40 years
    Deferred charges............................................................    3 to 20 years

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

Revenue recognition

     Revenue is recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated are recognized on the percentage of completion method, measured by the cost-to-cost method. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. For contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts were not material in any period presented, including the unaudited quarterly financial information presented in Note 14 to the Financial Statements. Revenues earned from rendering services represented less than 10% of net sales for all periods presented.

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

The Company has elected to continue using the accounting methods prescribed by APB No. 25 and to provide in Note 12 the pro forma disclosures required by SFAS No. 123

Contingencies

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

     In September 2000, the EITF issued "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). This Issue addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. EITF 00-10 concludes that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for goods provided and should be classified as revenue. In addition, the shipping and handling costs should be included in cost of sales. If shipping costs or handling costs are significant and are not included in cost of sales, the amount and the line item on the income statement that include them should be disclosed. The Company will adopt EITF 00-10 in the quarter ending October 31, 2001. The Company does not expect the impact of such adoption to be significant to the Company's results of operations.

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

     The sale of Trilectron did not meet the requirements for classification as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 because its activities could not be clearly distinguished, physically and operationally and for financial reporting purposes, from the other assets, results of operations, and activities of the Company's Electronic Technologies Group (ETG) operating segment of which it was a part. Trilectron was managed as part of the ETG and the ETG was treated as a single operating segment. The ETG shared facilities, staff, information technology processing and other centrally provided services with no allocation of costs and interest expense between the divisions within the ETG. Accordingly, the sale was reported as a sale of a product line and Trilectron's results of operations through the date of the closing have been reported in the Company's consolidated statements of operations.

     The sale of Trilectron resulted in a pretax gain in fiscal 2000 of $17,296,000 ($10,542,000 or $.53 per diluted share, net of income tax). The pretax gain is net of expenses of $10.8 million directly related to the transaction.

     A summary of the components of the expenses of the sale of the Trilectron product line are as follows:

          Bonuses and related costs                             $ 6,700,000 (a)
          Professional service fees                               2,500,000 (b)
          Contract indemnification, reserves and
             miscellaneous costs and expenses                     1,600,000 (c)
                                                                -----------
               Total expenses of sale                           $10,800,000
                                                                ===========


         (a) Represents incentive bonus payments which were approved by the Board of Directors contingent upon the sale of Trilectron and paid from the proceeds of the sale.

         (b) Represents investment banking, legal, accounting and tax consulting fees, all of which were incurred in connection with the sale.

         (c) Represents reserves related to indemnification provisions entered into in connection with the sale of Trilectron, estimated expenses of relocating Radiant Power from the Trilectron facility to new facilities and miscellaneous other expenses and costs which were incurred in connection with the sale of Trilectron.

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

6. CREDIT FACILITIES AND LONG-TERM DEBT

     Long-term debt consists of:

                                                                         October 31,
                                                                -----------------------------
                                                                   2000             1999
                                                                ------------     ------------
Borrowings under revolving credit facility .................    $ 38,000,000     $ 66,000,000
Industrial Development Revenue Bonds-- Series 1997A ........              --        3,000,000
Industrial Development Revenue Bonds-- Series 1997C ........              --          995,000
Industrial Development Revenue Refunding Bonds-- Series 1988       1,980,000        1,980,000
Equipment loans ............................................          62,000        1,526,000
                                                                ------------     ------------
                                                                  40,042,000       73,501,000
Less current maturities ....................................         (27,000)        (551,000)
                                                                ------------     ------------
                                                                $ 40,015,000     $ 72,950,000
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

    Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows:

    Year ending October 31,
    2001.................................................................    $ 1,915,000
    2002.................................................................      1,513,000
    2003.................................................................      1,279,000
    2004.................................................................        610,000
    2005.................................................................        254,000
    After 2005...........................................................             --
                                                                             -----------
    Total minimum lease commitments......................................    $ 5,571,000
                                                                             ===========

    Total rent expense charged to operations for operating leases in fiscal 2000, fiscal 1999 and fiscal 1998 amounted to $2,041,000, $976,000 and $319,000, respectively.

8. INCOME TAXES

    The provision for income taxes on income from continuing operations for each of the three years ended October 31 was as follows:

                                                                         2000             1999           1998
                                                                     -------------    ------------   -----------
     Current:
       Federal...............................................        $  17,690,000    $ 10,540,000   $ 6,687,000
       State.................................................            1,994,000       1,035,000       569,000
                                                                     -------------    ------------   -----------
                                                                        19,684,000      11,575,000     7,256,000
     Deferred................................................             (175,000)         31,000      (342,000)
                                                                     -------------    ------------   -----------
     Total income tax expense................................        $  19,509,000    $ 11,606,000   $ 6,914,000
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

The following table reconciles the federal statutory tax rate to the Company's effective tax rate from continuing operations:

                                                                                  2000       1999       1998
                                                                                 ------     ------     -----
     Federal statutory tax rate............................................       35.0%     35.0%       35.0%
     State taxes, less applicable federal income tax reduction.............        2.5       2.1         2.1
     Tax benefits on export sales..........................................       (1.4)     (2.0)       (2.1)
     Nondeductible amortization of intangible assets.......................        1.6       1.3          .8
     Tax benefits from tax-free investments................................         --        --         (.2)
     Other, net............................................................         .9        .4        (1.1)
                                                                                 -----     -----       -----
               Effective tax rate..........................................       38.6%     36.8%       34.5%
                                                                                 =====     =====       =====

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 2000 and 1999 are as follows:

                                                                   October 31,
                                                              -----------------------
                                                                 2000          1999
                                                             -----------  -----------
Deferred tax assets:
Inventories............................................   $   660,000    $   924,000
Bad debt allowances....................................       254,000        271,000
Deferred compensation liability........................     1,616,000        809,000
Vacation accruals......................................       138,000        257,000
Customer rebates and credits...........................       267,000        142,000
Retirement plan liability..............................       228,000        212,000
Warranty accruals......................................       280,000        210,000
Unrealized loss on investments.........................       394,000      1,392,000
Accrued items related to sale of product line..........     1,073,000           --
Other..................................................       158,000        102,000
                                                          -----------    -----------
          Total deferred tax assets....................     5,068,000      4,319,000
                                                          -----------    -----------
Deferred tax liabilities:
Accelerated depreciation...............................       635,000        396,000

Intangible asset amortization..........................     2,054,000        857,000

Other..................................................       253,000        166,000
                                                          -----------    -----------
          Total deferred tax liabilities...............     2,942,000      1,419,000
                                                          -----------    -----------
          Net deferred tax asset.......................     2,126,000      2,900,000

          Less current portion.........................    (2,543,000)    (1,534,000)
                                                           ----------    -----------
          Net deferred tax asset (liability),
             long-term portion.........................   $  (417,000)   $ 1,366,000
                                                          ============   ===========

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

    All stock option share and price per share information has been retroactively restated for stock dividends and splits.

Information concerning all of the stock option transactions for the three years ended October 31, 2000 is as follows:

                                                                                               Shares Under Option
                                                                     Shares            ------------------------------------
                                                                    Available                                   Price
                                                                   For Option               Shares            Per Share
                                                                  -------------        ---------------   ------------------
    Outstanding, October 31, 1997..............................       75,790              4,305,608         $1.33--$11.24

    Additional shares approved by shareholders
      for 1993 Stock Option Plan...............................      645,552                     --                    --
    Granted....................................................     (471,902)               471,902         $9.02--$27.85
    Cancelled..................................................        2,620                (23,672)        $8.94--$14.85
    Exercised..................................................           --               (169,340)        $1.77--$14.85
                                                                   ---------            -----------         -------------
    Outstanding, October 31, 1998..............................      252,060              4,584,498         $1.33--$27.85
    Additional shares approved by shareholders
      for 1993 Stock Option Plan...............................      660,000                     --                    --
    Shares approved by Board of Directors for
     grant to former shareholders of SBIR .....................      417,175                     --                    --
    Granted....................................................     (979,110)               979,110         $18.38--$23.58
    Cancelled..................................................       28,980                (29,394)        $ 1.77--$26.52
    Exercised..................................................           --               (463,806)        $ 1.77--$10.61
                                                                   ---------            -----------         -------------
    Outstanding, October 31, 1999..............................      379,105              5,070,408         $ 1.33--$27.85
    Granted....................................................     (307,615)               307,615         $10.80--$14.77
    Cancelled..................................................      661,217               (691,218)        $ 3.69--$26.52
    Exercised..................................................           --               (189,269)        $ 1.77--$10.61
                                                                   ---------            -----------         -------------
    Outstanding, October 31, 2000..............................      732,707              4,497,536         $1.33--$27.85
                                                                   =========            ===========         =============

Summary of shares available for option and shares under option by class of common stock is as follows:

                                                                                      Shares Under Option
                                                             Shares          ------------------------------------
                                                           Available                                  Price
                                                           For Option          Shares               Per Share
                                                          ------------       -----------         ----------------
    Common Stock.....................................       175,403           2,848,884            $1.33--$27.85
    Class A Common Stock.............................       203,702           2,221,524            $1.33--$26.52
                                                            -------           ---------
    Outstanding, October 31, 1999                           379,105           5,070,408
                                                            =======           =========

    Common Stock.....................................       532,869           2,358,403            $1.33--$27.85
    Class A Common Stock.............................       199,838           2,139,133            $1.33--$26.52
                                                            -------           ---------
    Outstanding, October 31, 2000                           732,707           4,497,536
                                                            =======           =========

    Information concerning stock options outstanding and exercisable by class of common stock as of October 31, 2000 is as follows:

                                 Common Stock

                                            Weighted            Weighted Average                              Weighted
    Range of              Options            Average               Remaining             Options               Average
 Exercise Prices        Outstanding      Exercise Price     Contractual Life (Years)   Exercisable         Exercise Price
----------------       ------------      --------------     ------------------------  ------------         --------------
 $ 1.33 - $ 3.03        1,290,325            $ 2.04                   1.7               1,290,325             $  2.04
 $ 3.04 - $ 6.66          407,410              4.17                   4.3                 387,175                4.14
 $ 6.67 - $11.24          453,418              9.15                   6.2                 372,925                9.09
 $11.25 - $27.85          207,250             20.06                   8.5                 101,551               18.33
                        ---------            ------                   ---              ----------             -------
                        2,358,403            $ 5.36                   3.6               2,151,976             $  4.40
                        =========            ======                   ===              ==========             =======

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
                        =========            ======                    ===               =========               ======

    Information concerning stock options outstanding and exercisable by class of common stock as of October 31, 1999 is as follows:

                                  Common Stock

                                            Weighted            Weighted Average                              Weighted
    Range of              Options            Average               Remaining             Options               Average
 Exercise Prices        Outstanding      Exercise Price     Contractual Life (Years)   Exercisable         Exercise Price
----------------       ------------      --------------     ------------------------  ------------         --------------
 $ 1.33 - $ 3.03         1,314,691            $ 2.04                  2.6                1,309,563             $ 2.04
 $ 3.04 - $ 6.66           451,178              4.12                  5.2                  395,975               4.07
 $ 6.67 - $11.24           534,465              9.03                  7.4                  350,304               8.95
 $11.25 - $27.85           548,550             25.46                  9.0                   54,150              27.43
                         ---------            ------                  ---               ----------             ------
                         2,848,884            $ 8.19                  5.2                2,109,992             $ 4.22
                         =========            ======                  ===               ==========             ======

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
                         =========            ======                   ===                =========              ======

     Information concerning stock options outstanding and exercisable by class of common stock as of October 31, 1998 is as follows:


                                                      Common Stock

                                            Weighted             Weighted Average                            Weighted
    Range of              Options            Average                Remaining             Options             Average
 Exercise Prices        Outstanding      Exercise Price      Contractual Life (Years)   Exercisable       Exercise Price
----------------       ------------      --------------      ------------------------  ------------       --------------
 $  1.33 - $  3.03      1,423,362           $ 2.03                     3.5              1,407,013             $ 2.03
 $  3.04 - $  6.66        502,895             4.06                     5.8                405,425               4.01
 $  6.67 - $ 11.24        566,925             9.05                     8.4                303,754               8.97
 $ 11.25 - $ 27.85        272,750            27.42                     9.6                     --                 --
                        ---------           ------                    ----              ---------             ------
                        2,765,932           $ 6.35                     5.5              2,116,192             $ 3.40
                        =========           ======                    ====              =========             ======

                                                Class A Common Stock

                                            Weighted             Weighted Average                           Weighted
    Range of              Options            Average                Remaining             Options            Average
 Exercise Prices        Outstanding      Exercise Price      Contractual Life (Years)   Exercisable      Exercise Price
----------------       ------------      --------------      ------------------------  ------------      --------------
$  1.33 - $  3.03         925,023           $  2.03                    3.3                914,384             $ 2.03
$  3.04 - $  6.66         327,041              4.06                    5.6                263,673               4.01
$  6.67 - $ 11.24         368,588              9.05                    8.4                197,572               8.97
$ 11.25 - $ 26.52         197,914             25.18                    9.6                 27,500              25.00
                        ---------           -------                  -----              ---------             ------
                        1,818,566           $  6.34                    5.4              1,403,129             $ 3.82
                        =========           =======                  =====              =========             ======


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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                           2000                    1999                    1998
                                                           ----                    ----                    ----
                                                                 Class A                 Class A                 Class A
                                                       Common    Common       Common      Common     Common      Common
                                                       Stock     Stock        Stock       Stock      Stock       Stock
                                                       -----     -----        -----       -----      -----       -----
Volatility.......................................     55.83%     55.12%       59.42%      56.74%     59.69%      58.55%
Risk free interest rate (weighted average).......      6.22%      6.16%        5.21%       5.17%      4.94%       5.44%
Dividend yield (weighted average)................     .0031%     .0033%       .0019%      .0021%     .0017%      .0019%
Expected life (years)............................         8          8            8           8         10          10

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

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 First        Second        Third       Fourth
                                                                Quarter       Quarter      Quarter      Quarter
                                                               ---------     --------     ---------    ---------
Net sales:
  2000...............................................         $47,940,000   $53,548,000  $53,912,000  $47,509,000
  1999...............................................          28,211,000    32,731,000   35,593,000   44,734,000
  1998...............................................          19,783,000    22,673,000   24,062,000   28,833,000
Gross profit:
  2000...............................................          17,858,000    19,679,000   19,679,000   18,595,000
  1999...............................................          11,683,000    13,429,000   14,479,000   17,941,000
  1998...............................................           7,304,000     8,156,000    8,808,000   11,836,000
Income from continuing operations:
  2000...............................................           4,015,000     4,789,000    4,721,000   14,214,000
  1999...............................................           3,203,000     4,090,000    4,351,000    4,693,000
  1998...............................................           2,282,000     2,451,000    2,613,000    3,163,000
Net income:
  2000...............................................           4,015,000     4,789,000    4,721,000   12,792,000
  1999...............................................           3,203,000     4,090,000    4,351,000    4,693,000
  1998...............................................           2,282,000     2,451,000    2,613,000    3,163,000
Income per share from continuing operations:
Basic
  2000...............................................                 .23           .28          .27          .81
  1999...............................................                 .23           .24          .25          .27
  1998...............................................                 .17           .18          .19          .23
Diluted
  2000...............................................                 .20           .24          .24          .71
  1999...............................................                 .19           .20          .21          .23
  1998...............................................                 .14           .14          .15          .19
Net income per share:
Basic
  2000...............................................                 .23           .28          .27          .73
  1999...............................................                 .23           .24          .25          .27
  1998...............................................                 .17           .18          .19          .23
Diluted
  2000...............................................                 .20           .24          .24          .64
  1999...............................................                 .19           .20          .21          .23
  1998...............................................                 .14           .14          .15          .19


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

15. OPERATING SEGMENTS

    The Company has two operating segments: the Flight Support Group (FSG) which represents HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG), formerly the Electronics & Ground Support Group, which represents HEICO Electronic and its subsidiaries. See Note 1 for the list of operating subsidiaries aggregated in each reportable operating segment. The FSG designs and manufactures FAA-approved replacement parts, provides FAA-authorized repair and overhaul services and provides subcontracting services to OEMs in the aviation industry and the U.S. Government. The ETG designs and manufactures commercial and military power supplies, circuit board shielding and infrared simulation and test equipment primarily for the aerospace, defense and electronics industries.

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

                                                        Segments
                                                ------------------------
                                                                                  Other,
                                                                                Primarily      Consolidated
                                                 FSG               ETG          Corporate         Totals
                                                 ---               ---          ---------         ------
For the year ended October 31, 2000:
-----------------------------------
Net sales                                     $ 119,304,000     $ 83,605,000   $        --      $ 202,909,000
Depreciation and amortization                     6,808,000        2,762,000       205,000          9,775,000
Operating income                                 29,621,000       12,464,000    (4,162,000)        37,923,000
Total assets                                    197,442,000       54,997,000    29,293,000        281,732,000
Capital expenditures                              7,301,000        1,360,000         4,000          8,665,000

For the year ended October 31, 1999:
-----------------------------------
Net sales                                     $  94,617,000     $ 46,652,000   $        --      $ 141,269,000
Depreciation and amortization                     4,727,000        1,364,000       198,000          6,289,000
Operating income                                 31,338,000        5,937,000    (4,460,000)        32,815,000
Total assets                                    173,635,000       89,486,000    10,042,000        273,163,000
Capital expenditures                             13,359,000          835,000        23,000         14,217,000

For the year ended October 31, 1998:
-----------------------------------
Net sales                                     $  65,412,000     $ 29,939,000   $        --      $  95,351,000
Depreciation and amortization                     2,353,000          325,000        83,000          2,761,000
Operating income                                 22,263,000        1,882,000    (5,181,000)        18,964,000
Total assets                                    100,835,000       24,354,000     7,872,000        133,061,000
Capital expenditures                              1,192,000        4,920,000        59,000          6,171,000

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

16. OTHER CONSOLIDATED BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS INFORMATION

    Accounts receivable are composed of the following:

                                                                           Balance at October 31,
                                                                      ------------------------------
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

    Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                                        October 31, 2000
                                                                        ----------------
Costs incurred on uncompleted contracts.......................            $  5,911,000
Estimated earnings............................................               6,436,000
                                                                          ------------
                                                                            12,347,000
Less billings to date.........................................             (11,689,000)
                                                                          ------------
                                                                          $    658,000
                                                                          ============

Included in accompanying balance
   sheets under the following captions:
   Accounts receivable, net (costs and estimated
      earnings in excess of billings).........................            $  1,372,000
   Accrued expenses, net of other current liabilities (billings
      in excess of costs and estimated earnings)..............                (714,000)
                                                                          ------------
                                                                          $    658,000
                                                                          ============

   Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on percentage of completion contracts were not material in fiscal 1999.

    Inventories are composed of the following:

                                                                           Balance at October 31,
                                                                        ----------------------------
                                                                            2000            1999
                                                                        ------------      -----------
   Finished products.............................................       $ 17,364,000     $  15,401,000
   Work in process...............................................          6,074,000        12,801,000
   Materials, parts, assemblies and supplies.....................         10,924,000        16,970,000
                                                                        ------------     -------------
             Total inventories...................................       $ 34,362,000     $  45,172,000
                                                                        ============     =============

    Inventories related to long-term contracts were not significant as of October 31, 2000 and 1999.

    Property, plant and equipment are composed of the following:

                                                      Balance at October 31,
                                                   ----------------------------
                                                        2000             1999
                                                   -------------   ------------
Land...........................................    $  2,258,000    $  1,799,000
Buildings and improvements.....................      16,549,000      16,954,000
Machinery and equipment........................      26,927,000      22,412,000
Construction in progress.......................         957,000       5,759,000
                                                   ------------    ------------
                                                     46,691,000      46,924,000
Less accumulated depreciation..................     (19,788,000)    (18,588,000)
                                                   ------------    ------------
      Property, plant and equipment, net.......    $ 26,903,000    $ 28,336,000
                                                   ============    ============

    Depreciation and amortization expense on property, plant, and equipment amounted to approximately $3,011,000, $2,430,000 and $1,973,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

    Intangible assets are composed of the following:

                                                                       Balance at October 31,
                                                                  ------------------------------
                                                                       2000             1999
                                                                  -------------    -------------
Excess of cost over the fair value of net assets acquired.....    $ 161,976,000    $ 146,964,000
Deferred charges .............................................        2,748,000         2,504,00
                                                                  -------------    -------------
                                                                    164,724,000      149,468,000
Less accumulated amortization ................................      (11,954,000)      (5,911,000)
                                                                  -------------    -------------
Intangible assets, net .......................................    $ 152,770,000    $ 143,557,000
                                                                  =============    =============

    Amortization expense related to excess of costs over the fair value of net assets acquired and deferred charges amounted to approximately $6,764,000, $3,859,000 and $788,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

    Accrued expenses and other current liabilities are composed of the following:

                                                                      Balance at October 31,
                                                                        2000         1999
                                                                    ------------  -----------
Accrued employee compensation ...................................   $ 4,004,000   $ 3,321,000
Deferred purchase price adjustments related to acquisitions......     3,024,000     2,481,000
Accrued customer rebates and credits ............................     1,893,000     1,631,000
Accrued acquisition costs .......................................       191,000       879,000

Accrued expenses related to sale of product line.................     2,757,000            --
Deferred reimbursement of research and development costs.........            --     1,404,000
Accrued license payment .........................................            --     1,043,000
Other ...........................................................     6,003,000     4,540,000
                                                                    -----------   -----------
          Total accrued expenses and other current
            liabilities .........................................   $17,872,000   $15,299,000
                                                                    ===========   ===========

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

     Non-cash investing and financing activities related to the acquisitions and contingent note payments during fiscal 2000, 1999 and 1998 were as follows:

                                                        2000             1999               1998
                                                   ------------     -------------     -------------
Fair value of assets acquired:
  Intangible assets .........................      $ 19,974,000     $  93,347,000     $  40,468,000
  Inventories ...............................         1,698,000         8,640,000         1,327,000
  Accounts receivable .......................         1,567,000        10,381,000         3,040,000
  Property, plant and equipment .............            83,000         1,597,000         1,985,000
  Other assets ..............................         1,508,000         2,213,000            95,000
Cash paid, including contingent note
  payments...................................       (24,799,000)     (104,861,000)      (45,627,000)
                                                   ------------     -------------     -------------
Liabilities assumed .........................      $     31,000     $  11,317,000     $   1,288,000
                                                   ============     =============     =============

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

    (a)(3) Exhibits

  Exhibit
  Number                                           Description
  ------                                           -----------
    2.1              --     Amended and Restated Agreement of Merger and Plan of
                            Reorganization, dated as of March 22, 1993, by and among HEICO Corporation, HEICO Industries, Corp. and
                            New HEICO, Inc. is incorporated by reference to
                            Exhibit 2.1 to the Registrant's Registration
                            Statement on Form S-4 (Registration No. 33-57624)
                            Amendment No. 1 filed on March 19, 1993.*

    2.2              --     Stock Purchase Agreement, dated June 20, 1996, by
                            and among HEICO Corporation, MediTek Health
                            Corporation and U.S. Diagnostic Inc. is incorporated by reference to Exhibit 2 to the Form 8-K dated July
                            11, 1996.*

    2.3              --     Stock Purchase Agreement, dated as of September 16,
                            1996, by and between HEICO Corporation and Sigmund
                            Borax is incorporated by reference to Exhibit 2 to the Form 8-K dated September 16, 1996.*

    2.4              --     Stock Purchase Agreement, dated July 25, 1997, among
                            HEICO Corporation, N.A.C. Acquisition Corporation,
                            Northwings Accessories Corporation, Ramon Portela and Otto Newman (without schedules) is incorporated by reference to Exhibit 2 to Form 8-K dated
                            September 16, 1997.*

     2.5             --     Stock Purchase Agreement, dated as of July 12, 1999,
                            among HEICO Corporation, Thermal Structures, Inc.,
                            Quality Honeycomb, Inc., David A. Janes, Vaughn
                            Barnes, Stephen T. Braunheim, DLD Investments, LLC, and Acme Freight, LLC (without schedules and exhibits) is incorporated by reference to Exhibit
                            2.1 to Form 8-K dated July 30, 1999.*

    2.6              --     Stock Purchase Agreement, dated August 1, 2000, by
                            and between HEICO Aviation Products Corp., and
                            Hobart Brothers Company (without schedules and exhibits) is incorporated by reference to Exhibit
                            2.1 to Form 8-K dated September 14, 2000.*

    2.7              --     First Amendment to Stock Purchase Agreement,
                            effective as of September 14, 2000, between HEICO
                            Aviation Products Corp. and Hobart Brothers Company is incorporated by reference to Exhibit 2.2 to Form
                            8-K dated September 14, 2000.*

    3.1              --     Articles of Incorporation of the Registrant are
                            incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4
                            (Registration No. 33-57624) Amendment No. 1 filed on
                            March 19, 1993.*

    3.2              --     Articles of Amendment of the Articles of
                            Incorporation of the Registrant, dated April 27,
                            1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated April 29, 1993.*

    3.3              --     Articles of Amendment of the Articles of
                            Incorporation of the Registrant, dated November 3,
                            1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

    3.4              --     Articles of Amendment of the Articles of
                            Incorporation of the Registrant, dated March 19,
                            1998, are incorporated by reference to Exhibit 3.4
                            to the Company's Registration Statement on Form S-3
                            (Registration No. 333-48439) filed on March 23,
                            1998.*

    3.5              --     Bylaws of the Registrant are incorporated by
                            reference to Exhibit 3.4 to the Form 10-K for the year ended October 31, 1996.*

    4.0              --     The description and terms of Preferred Stock
                            Purchase Rights are set forth in a Rights Agreement between the Company and SunBank, N.A., as Rights
                            Agent, dated as of November 2, 1993, incorporated by reference to Exhibit 1 to the Form 8-K dated
                            November 2, 1993.*

   10.1              --     Loan Agreement, dated March 1, 1988, between HEICO
                            Corporation and Broward County, Florida is incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended October 31, 1994.*

   10.2              --     SunBank Reimbursement Agreement, dated February 28,
                            1994, between HEICO Aerospace Corporation and
                            SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1994.*

   10.3              --     Amendment, dated March 1, 1995, to the SunBank
                            Reimbursement Agreement dated February 28, 1994 between HEICO Aerospace Corporation and
                            SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K from the year ended October 31, 1995.*

   10.4              --     Amendment and Extension, dated February 28, 1999 to
                            Loan Agreement dated February 28, 1994, between
                            SunTrust Bank, South Florida, N.A. and HEICO
                            Aerospace Corporation is incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended
                            October 31, 1999.*

   10.5              --     Amendment, dated July 20, 2000, to the SunBank
                            Reimbursement Agreement dated February 28, 1994, between HEICO Aerospace Corporation and SunTrust
                            Bank is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 2000.*

   10.6              --     Loan Agreement, dated March 31, 1994, between HEICO
                            Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 1994.*

   10.7              --     The First Amendment, dated May 31, 1994, to Loan
                            Agreement dated March 31, 1994 between HEICO
                            Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended October 31, 1994.*

   10.8              --     The Second Amendment, dated August 9, 1995, to the
                            Loan Agreement dated March 31, 1994 between HEICO
                            Corporation and Eagle National Bank of Miami is incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended October 31, 1995.*

   10.9              --     Second Loan Modification Agreement, dated February
                            27, 1997, between HEICO Corporation and Eagle
                            National Bank of Miami is incorporated by reference to Exhibit 10.3 to the Form 10-Q for the three months ended April 30, 1997.*

   10.10             --     Third Loan Modification Agreement, dated February 6,
                            1998, between HEICO Corporation and Eagle National
                            Bank of Miami is incorporated by reference to
                            Exhibit 10.1 to the Form 10-Q for the three months ended January 31, 1998.*

   10.11             --     Fourth Loan Modification Agreement, dated August 24,
                            1999, between HEICO Corporation and Eagle National
                            Bank of Miami is incorporated by reference to
                            Exhibit 10.10 to the Form 10-K for the year ended
                            October 31, 1999.*

   10.12             --     Fifth Loan Modification Agreement, dated October 23,
                            2000, between HEICO Corporation and Eagle National
                            Bank of Miami is incorporated by reference to
                            Exhibit 10.12 to the Form 10-K for the year ended
                            October 31, 2000.*

   10.13             --     HEICO Savings and Investment Plan and Trust, as
                            amended and restated effective January 2, 1987 is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1987.*

   10.14             --     HEICO Savings and Investment Plan, as amended and
                            restated December 19, 1994, is incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended October 31, 1994.*

   10.15              --    HEICO Corporation 1993 Stock Option Plan, as
                            amended, is incorporated by reference to Exhibit 4.7
                            to the Company's Registration Statement on Form S-8
                            (Registration No. 333-81789) filed on June 29,
                            1999.*

   10.16             --     HEICO Corporation Combined Stock Option Plan, dated
                            March 15, 1988, is incorporated by reference to
                            Exhibit 10.3 to the Form 10-K for the year ended
                            October 31, 1989.*

   10.17             --     Non-Qualified Stock Option Agreement for Directors,
                            Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended
                            October 31, 1985.*

   10.18             --     HEICO Corporation Directors' Retirement Plan, as
                            amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

   10.19             --     Key Employee Termination Agreement, dated as of
                            April 5, 1988, between HEICO Corporation and Thomas
                            S. Irwin is incorporated by reference to Exhibit
                            10.20 to the Form 10-K for the year ended October
                            31, 1992.*

   10.20             --     Loan Agreement, dated as of March 1, 1997, between
                            Trilectron Industries, Inc. and Manatee County,
                            Florida is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the three months ended April
                            30, 1997.*

   10.21             --     Letter of Credit and Reimbursement Agreement, dated
                            as of March 1, 1997, between Trilectron Industries,
                            Inc., and First Union National Bank of Florida
                            (excluding referenced exhibits) is incorporated by reference to Exhibit 10.2 to the Form 10-Q for the three months ended April 30, 1997*

   10.22             --     Registration Rights Agreement, dated September 15,
                            1997, by and between HEICO Corporation and Ramon
                            Portela is incorporated by reference to Exhibit 10.1 to Form 8-K dated September 16, 1997.*

   10.23             --     Employment and Non-compete Agreement dated September
                            16, 1997, by and between Northwings Accessories
                            Corporation and Ramon Portela is incorporated by reference to Exhibit 10.2 to Form 8-K dated
                            September 16, 1997.*

   10.24             --     Stock Purchase Agreement, dated October 30, 1997, by
                            and among HEICO Corporation, HEICO Aerospace
                            Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.31 to Form
                            10-K/A for the year ended October 31, 1997.*

   10.25       --     Shareholders Agreement, dated October 30, 1997, by and
                      between HEICO Aerospace Holdings Corp., HEICO Aerospace
                      Corporation and all of the shareholders of HEICO Aerospace
                      Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997.*



   10.26       --     Credit Agreement among HEICO Corporation and SunTrust
                      Bank, South Florida, N.A., as Agent, dated as of July 30,
                      1998, is incorporated by reference to Exhibit 10.2 to Form
                      8-K dated August 4, 1998.*


   10.27       --     First Amendment, dated July 30, 1998 to Credit Agreement
                      among HEICO Corporation and SunTrust Bank, South Florida,
                      N.A., as agent, dated as of July 31, 1998 is incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended October 31, 1999.*

   10.28       --     Second Amendment, dated May 12, 1999, to Credit Agreement
                      among HEICO Corporation and SunTrust Bank, South Florida,
                      N.A., as agent, dated as of July 31, 1998 is incorporated by reference to Exhibit 10.32 to the Form 10-K for the year ended October 31, 1999.*

   10.29       --     Third Amendment, dated as of June 23, 2000, to Credit
                      Agreement among HEICO Corporation and SunTrust Bank
                      (formerly known as SunTrust Bank, South Florida, N.A.) as
                      Agent dated as of July 31, 1998, is incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31,2000.*

   10.30       --     Asset Purchase Agreement, dated as of December 4, 1998,
                      among RDI Acquisition Corp., HEICO Aerospace Holdings
                      Corp., HEICO Corporation, Rogers-Dierks, Inc., William
                      Rogers and John Dierks (without schedules and exhibits) is incorporated by Reference to Exhibit 2.1 to Form 8-K dated
                      December 22, 1998.*

   21          --     Subsidiaries of the Company is incorporated by reference
                      to Exhibit 21 to the Form 10-K for the year ended October
                      31, 2000.*

   23          --     Consent of Deloitte & Touche LLP.**

   27          --     Financial Data Schedule is incorporated by reference to
                      Exhibit 27 to the Form 10-K for the year ended October 31, 2000.*

_____________
*  Previously filed.
** Filed herewith.

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

                                  HEICO CORPORATION

                                  By:    /s/ THOMAS S. IRWIN
                                      --------------------------------
                                             Thomas S. Irwin
                                           Executive Vice President
                                         and Chief Financial Officer
                                          (Principal Financial and
                                             Accounting Officer)

Date: August 13, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/ LAURANS A. MENDELSON             Chairman, President,Chief
-------------------------------------------
           Laurans A. Mendelson               Executive Officer and
                                              Director (Principal
                                              Executive Officer)



      /s/ SAMUEL L. HIGGINBOTTOM            Director
-------------------------------------------
          Samuel L. Higginbottom




        /s/WOLFGANG MAYRHUBER               Director
-------------------------------------------
           Wolfgang Mayrhuber




         /s/ERIC A. MENDELSON               Director
-------------------------------------------
            Eric A. Mendelson





       /s/ VICTOR H. MENDELSON              Director
-------------------------------------------
           Victor H. Mendelson





       /s/ ALBERT MORRISON, JR              Director
-------------------------------------------
           Albert Morrison, Jr.





         /s/ ALAN SCHRIESHEIM               Director
-------------------------------------------
             Alan Schriesheim