Form 10-Q
period 2001-07-31
HEICO CORP
filed 2001-09-14
CIK 46619

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

                             Yes   X               No _____
                                 -----

The number of shares outstanding of each of the Registrant's classes of common stock as of August 31, 2001:

           Title of Class                          Shares Outstanding
  Common Stock, $.01 par value                         9,260,963
  Class A Common Stock, $.01 par value                11,469,159

                               HEICO CORPORATION

                                     INDEX

                                                                                       Page No.
Part I. Financial Information:

   Item 1. Consolidated Condensed Balance Sheets (unaudited)
                  as of July 31, 2001 and October 31, 2000                                2

           Consolidated Condensed Statements of Operations (unaudited)
            for the nine months and three months ended July 31, 2001 and 2000             3

           Consolidated Condensed Statements of Cash Flows (unaudited)
            for the nine months ended July 31, 2001 and 2000                              4

           Notes to Consolidated Condensed Financial Statements (unaudited)               5


   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                         12

   Item 3. Quantitative and Qualitative Disclosures about Market Risks                   22

Part II. Other Information:

   Item 6. Exhibits and Reports on Form 8-K                                              23

                    PART I. Item 1. FINANCIAL INFORMATION
                      HEICO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS -UNAUDITED

                                                ASSETS

                                                                                      July 31, 2001    October 31, 2000
                                                                                      -------------    ----------------
Current assets:
     Cash and cash equivalents                                                         $  5,281,000       $  4,807,000
     Accounts receivable, net                                                            29,349,000         29,553,000
     Receivable from sale of product line                                                         -         12,412,000
     Inventories                                                                         42,235,000         34,362,000
     Prepaid expenses and other current assets                                            5,298,000          2,975,000
     Deferred income taxes                                                                2,820,000          2,543,000
                                                                                       ------------      -------------
       Total current assets                                                              84,983,000         86,652,000

Property, plant and equipment less accumulated depreciation
     of $21,741,000  and $19,788,000, respectively                                       29,154,000         26,903,000
Intangible assets less accumulated amortization of
     $17,439,000 and $11,954,000, respectively                                          166,994,000        152,770,000
Long-term investments                                                                             -          5,832,000
Other assets                                                                              7,138,000          9,575,000
                                                                                       ------------      -------------
       Total assets                                                                    $288,269,000       $281,732,000
                                                                                       ============      =============


                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                              $     27,000       $     27,000
     Trade accounts payable                                                               6,064,000          5,026,000
     Accrued expenses and other current liabilities                                      14,456,000         17,872,000
     Income taxes payable                                                                   524,000          8,258,000
                                                                                       ------------      -------------
       Total current liabilities                                                         21,071,000         31,183,000

Long-term debt, net of current maturities                                                37,995,000         40,015,000
Deferred income taxes                                                                     1,595,000            417,000
Other non-current liabilities                                                             6,038,000          6,922,000
                                                                                       ------------      -------------
  Total liabilities                                                                      66,699,000         78,537,000
                                                                                       ------------      -------------

Minority interests in consolidated subsidiaries                                          36,233,000         33,351,000
                                                                                       ------------      -------------

Commitments and contingencies (Note 16)
Shareholders' equity:
     Preferred Stock, par value $.01 per share;
       Authorized - 10,000,000 shares issuable
       in series; 200,000 shares designated as Series A
       Junior Participating Preferred Stock, none issued                                          -                  -
     Common Stock, $.01 par value; Authorized -
       30,000,000 shares; Issued and outstanding -
       9,259,635 and 8,514,056 shares, respectively                                          93,000             85,000
     Class A Common Stock, $.01 par value;
       Authorized - 30,000,000 shares; Issued  and
       outstanding - 11,181,337 and 10,734,619 shares,
       respectively  (as restated - Note 2)                                                 112,000             90,000
     Capital in excess of par value                                                     145,347,000        111,138,000
     Accumulated other comprehensive loss                                                  (255,000)          (632,000)
     Retained earnings                                                                   40,688,000         60,614,000
                                                                                       ------------      -------------
                                                                                        185,985,000        171,295,000
     Less: Note receivable from employee savings and
            investment plan                                                                (648,000)        (1,451,000)
                                                                                       ------------      -------------
       Total shareholders' equity                                                       185,337,000        169,844,000
                                                                                       ------------      -------------
       Total liabilities and shareholders' equity                                      $288,269,000       $281,732,000
                                                                                       ============      =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED.

                      HEICO CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED



                                        Nine months ended July  31,        Three months ended July 31,
                                       -----------------------------      ----------------------------
                                           2001             2000*            2001             2000*
                                       ------------    -------------      -----------      -----------
Net sales                               $125,237,000   $155,400,000       $43,845,000      $53,912,000
                                        ------------   ------------       -----------      -----------

Operating costs and expenses:
Cost of sales                             71,786,000     98,184,000        25,802,000       34,233,000
Selling, general and administrative
  expenses                                29,133,000     27,242,000         9,974,000        9,346,000
                                        ------------   ------------       -----------      -----------

Total operating costs and expenses       100,919,000    125,426,000        35,776,000       43,579,000
                                        ------------   ------------       -----------      -----------

Operating income                          24,318,000     29,974,000         8,069,000       10,333,000

Interest expense                          (1,669,000)    (4,272,000)         (605,000)      (1,675,000)
Interest and other income                  1,500,000        609,000           113,000          274,000
                                        ------------   ------------       -----------      -----------

Income before income taxes
   and minority interests                 24,149,000     26,311,000         7,577,000        8,932,000

Income tax expense                         9,239,000     10,130,000         2,800,000        3,383,000
                                        ------------   ------------       -----------      -----------

Income before minority interests          14,910,000     16,181,000         4,777,000        5,549,000

Minority interests                         2,224,000      2,656,000           813,000          828,000
                                        ------------   ------------       -----------      -----------

Net income                              $ 12,686,000   $ 13,525,000       $ 3,964,000      $ 4,721,000
                                        ============   ============       ===========      ===========

Net income per share:
   Basic                                $        .65   $        .71       $       .19      $       .25
                                        ============   ============       ===========      ===========

   Diluted                              $        .57   $        .62       $       .18      $       .22
                                        ============   ============       ===========      ===========

Weighted average number of
   common shares outstanding:
   Basic                                  19,651,047     19,086,769        20,359,786       19,112,240
                                        ============   ============       ===========      ===========

   Diluted                                22,193,974     21,894,826        22,526,188       21,815,929
                                        ============   ============       ===========      ===========

Cash dividends per share                $       .045   $       .044       $      .023      $      .023
                                        ============   ============       ===========      ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED.


*Amounts reported for the nine months and three months ended July 31, 2000 include the results of operations of Trilectron Industries, Inc., a product line which was sold September 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

                      HEICO CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                    Nine months ended
                                                                        July 31,
                                                            --------------------------------
                                                                2001             2000
                                                            ------------   -----------------
Cash flows from operating activities:
 Net income                                                 $ 12,686,000        $ 13,525,000
 Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                                7,961,000           7,453,000
  Deferred income taxes                                          668,000           1,219,000
  Minority interests in consolidated subsidiaries              2,224,000           2,656,000
  Tax benefit on stock option exercises                          334,000           1,729,000
  Gain on sale of property held for disposition                 (657,000)                  -
  Change in assets and liabilities, net of acquisitions:
    Decrease (increase) in accounts receivable                 1,781,000         (15,342,000)
    Increase in inventories                                   (4,300,000)         (4,594,000)
    Increase in prepaid expenses and
     other assets                                             (1,103,000)         (2,527,000)
    (Decrease) increase in trade payables, accrued
      expenses and other current liabilities                    (425,000)          1,823,000
    Decrease in income taxes payable                          (8,187,000)           (483,000)
    Other                                                       (198,000)            (56,000)
                                                            ------------        ------------
  Net cash provided by operating activities                   10,784,000           5,403,000
                                                            ------------        ------------

Cash flows from investing activities:
  Acquisitions and related costs, net of cash acquired       (27,352,000)        (23,905,000)
  Capital expenditures                                        (4,249,000)         (7,858,000)
  Proceeds from sale of product line                          12,412,000                   -
  Proceeds from sale of long-term investments                  7,039,000                   -
  Proceeds from sale of property held for disposition          2,157,000                   -
  Payment received from employee savings and
    investment plan note receivable                              803,000             556,000
  Other                                                         (387,000)           (827,000)
                                                            ------------        ------------
  Net cash used in investing activities                       (9,577,000)        (32,034,000)
                                                            ------------        ------------

Cash flows from financing activities:
  Proceeds from revolving credit facility                     24,000,000          28,000,000
  Principal payments on long-term debt                       (26,020,000)         (4,932,000)
  Proceeds from the exercise of stock options                  2,189,000             459,000
  Cash dividends paid                                           (899,000)           (846,000)
  Other                                                           (3,000)            223,000
                                                            ------------        ------------
  Net cash (used in) provided by financing activities           (733,000)         22,904,000
                                                            ------------        ------------

Net increase (decrease) in cash and cash equivalents             474,000          (3,727,000)
Cash and cash equivalents at beginning of year                 4,807,000           6,031,000
                                                            ------------        ------------
Cash and cash equivalents at end of period                  $  5,281,000        $  2,304,000
                                                            ============        ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED.

                      HEICO CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                 July 31, 2001

1. The accompanying unaudited consolidated condensed financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A for the year ended October 31, 2000. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the three and nine months ended July 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. In July 2001, the Board of Directors declared a 10% stock dividend on all shares outstanding payable in Class A Common shares. The stock dividends were paid on August 21, 2001 to shareholders of record August 10, 2001. The stock dividends were valued based on the closing market price of the Company's Class A stock as of the day prior to the declaration date and $31,709,000 was deducted from retained earnings as of July 31, 2001. All net income per share, dividend per share and shares outstanding information has been retroactively restated to reflect the stock dividend.

3. Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

4. In February 2001, the Company, through its subsidiary, HEICO Aerospace Holdings Corp. (HEICO Aerospace) entered into a joint venture with American Airlines' parent company, AMR Corporation (AMR). HEICO Aerospace and AMR formed a limited liability company (AMR LLC) to develop, design and sell FAA-approved replacement parts. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of new product research and development costs. The funds received as a result of the new product research and development costs paid by AMR generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by AMR LLC. The Company's accounting policy is to consolidate AMR LLC, with AMR owning a 16% minority interest. In addition, AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.

5. In February 2001, the Company, through a subsidiary, acquired certain assets of a company, primarily FAA-approved replacement parts and related inventories. The purchase price was not significant to the Company's consolidated financial statements.

In April 2001, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Analog Modules, Inc. (AMI) for $15.6 million in cash paid at closing. AMI is engaged in the design and manufacture of electronic products primarily for use in the laser and electro-optics industries. The source of the purchase price was proceeds from the Company's Credit Facility. This acquisition has been accounted for using the purchase method of accounting and the results of operations of AMI were included in the
Company's results effective April 1, 2001.     The excess of the purchase price
over the fair value of identifiable net assets acquired was approximately $14 million and is being amortized over 25 years. Had AMI been acquired as of the beginning of fiscal 2001, the proforma consolidated results would not have been materially different from the reported results.

In June 2001, the Company, through a subsidiary, acquired certain assets of a company that is a supplier of FAA-approved replacement parts. The purchase price was not significant to the Company's consolidated financial statements.

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

The Company adopted SFAS 133 effective November 1, 2000. The cumulative effect on the accumulated other comprehensive income of the Company's derivative instruments and hedging activities discussed below as of November 1, 2000 was not significant and as of July 31, 2001 was a loss of $255,000 (net of $162,000 in income tax benefit).

In order to manage its interest rate risk related to its revolving credit facility borrowings which have interest based on LIBOR plus a variable margin (see Note 10), the Company has an interest rate swap agreement with a bank expiring February 2002. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations.

The Company has designated the interest rate swap as a hedge of the variability of cash flows to be received or paid related to a recognized liability (cash flow hedge). Changes in the fair value of the interest rate swap, which is considered effective, are recorded as a component of other comprehensive income (see Note 15) and would be reclassified into earnings to the extent the hedge, or a part thereof, becomes ineffective.

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

7.   Accounts receivable are composed of the following:

                                                             July 31, 2001         October 31, 2000
                                                            --------------        -----------------
Accounts receivable                                            $30,258,000              $30,110,000
Less allowance for doubtful accounts                              (909,000)                (557,000)
                                                               -----------              -----------
Accounts receivable, net                                       $29,349,000              $29,553,000
                                                               ===========              ===========

8. Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                             July 31, 2001         October 31, 2000
                                                            --------------        -----------------
Costs incurred on uncompleted contracts                       $  5,378,000             $  5,911,000
Estimated earnings                                               6,120,000                6,436,000
                                                               -----------              -----------
                                                                11,498,000               12,347,000
Less:  Billings to date                                        (11,653,000)             (11,689,000)
                                                               -----------              -----------
                                                              $    155,000             $    658,000
                                                               ===========              ===========
Included in accompanying balance
   sheets under the following captions:
   Accounts receivable                                        $    111,000             $  1,372,000
   Accrued expenses and other current liabilities                 (266,000)                (714,000)
                                                               -----------              -----------
                                                              $    155,000             $    658,000
                                                               ===========              ===========

During the first nine months of 2001, the Company made certain changes in estimates due to estimated costs to complete long-term contracts accounted for under the percentage completion method being lower than originally projected. The change in estimates increased net income and diluted net income per share by $500,000 ($.02 per diluted share) in the nine months ending July 31, 2001. Changes in estimates did not have a significant impact on net income and diluted net income per share in the three months ending July 31, 2001.

9.  Inventories are comprised of the following:

                                                                     July 31, 2001             October 31, 2000
                                                                   ------------------        ---------------------
Finished products                                                         $21,930,000                  $17,364,000
Work in process                                                             7,510,000                    6,074,000
Materials, parts, assemblies and supplies                                  12,795,000                   10,924,000
                                                                   ------------------        ---------------------
Total inventories                                                         $42,235,000                  $34,362,000
                                                                   ==================        =====================

Inventories related to long-term contracts were not significant as of July 31, 2001 and October 31, 2000.

10.  Long-term debt consists of:

                                                                     July 31, 2001              October 31, 2000
                                                                  -------------------        ----------------------
Borrowings under revolving credit facility                               $36,000,000                   $38,000,000
Industrial Development Revenue Refunding
   Bonds - Series 1988                                                     1,980,000                     1,980,000
Equipment loans                                                               42,000                        62,000
                                                                  ------------------         ---------------------
                                                                          38,022,000                    40,042,000
Less current maturities                                                      (27,000)                      (27,000)
                                                                  ------------------         ---------------------
                                                                         $37,995,000                   $40,015,000
                                                                  ==================         =====================

Pursuant to the Company's $120 million revolving credit facility (Credit Facility), funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2003. The weighted average interest rates were 4.7% and 7.6% at July 31, 2001 and October 31, 2000, respectively.

The interest rates on the Series 1988 industrial development revenue bonds were 2.75% and 4.25% at July 31, 2001 and October 31, 2000, respectively.

11. Long-term investments consisted of equity securities with an aggregate cost of $6,858,000 as of October 31, 2000. These investments were classified as available-for-sale and stated at a fair value of $5,832,000 as of October 31, 2000. The Company sold the long-term investments during the nine months ended July 31, 2001 with pre-tax realized gains of $180,000. Realized gains in the quarter ended July 31, 2001 were not significant. The gross unrealized loss was $1,026,000 as of October 31, 2000. Unrealized gains and losses, net of deferred taxes, are reflected as a component of comprehensive income (see Note 15).

12. For the first nine months of fiscal 2001 and 2000, cost of sales amounts include approximately $3.7 million and $1.3 million, respectively, of new product research and development expenses of HEICO Aerospace. These expenses for the first nine months 2001 and 2000 are net of $700,000 and $4.4 million, respectively, received from Lufthansa and spent by the Company pursuant to a research and development cooperation agreement entered into in October 1997. As of July 31, 2001, the Company has no future reimbursements to be received from Lufthansa under the agreement. The new product research and development expenses for the first nine months of 2001 are also net of $529,000 receivable from American Airlines under their joint venture agreement with HEICO Aerospace (see Note 4). Reimbursements from Lufthansa and American Airlines were not significant in the third quarter of fiscal 2001.

13. The Company's effective tax rate decreased from 37.9% in the third quarter 2000 to 37.0% in the third quarter 2001 primarily due to higher tax benefits from foreign sales.

14. Information on operating segments for the nine months and quarter ended July 31, 2001 and 2000, respectively, for the Flight Support Group (FSG) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG) consisting of HEICO Electronic Technologies Corp and its subsidiaries are as follows:

                                                                 Segments
                                                     ----------------------------------
                                                                                               Other,
                                                                                             Primarily
                                                         FSG                 ETG             Corporate       Consolidated Totals
                                                         ---                 ---             ---------       -------------------
For the nine months ended July 31, 2001:
---------------------------------------------
Net sales                                              $99,386,000        $25,851,000       $          -           $125,237,000
Depreciation and amortization                            6,002,000          1,751,000            208,000              7,961,000
Operating income                                        22,405,000          5,341,000         (3,428,000)            24,318,000
Capital expenditures                                     2,882,000            641,000            726,000              4,249,000
For the nine months ended July 31, 2000:
---------------------------------------------
Net sales                                              $87,120,000        $68,280,000        $         -           $155,400,000
Depreciation and amortization                            4,941,000          2,358,000            154,000              7,453,000
Operating income                                        23,426,000          9,574,000         (3,026,000)            29,974,000
Capital expenditures                                     6,612,000          1,240,000              6,000              7,858,000

For the quarter ended July 31, 2001:
---------------------------------------------
Net sales                                              $34,599,000        $ 9,246,000       $         -              $43,845,000
Depreciation and amortization                            2,237,000            656,000              78,000              2,971,000
Operating income                                         7,736,000          1,387,000          (1,054,000)             8,069,000
Capital expenditures                                       830,000            261,000              22,000              1,113,000
For the quarter ended July 31, 2000:
---------------------------------------------
Net sales                                              $29,580,000        $24,332,000       $         -              $53,912,000
Depreciation and amortization                            1,797,000            759,000              52,000              2,608,000
Operating income                                         7,442,000          3,512,000            (621,000)            10,333,000
Capital expenditures                                     2,603,000            610,000               5,000              3,218,000

Net sales of the FSG includes service revenues from repair and overhaul operations, which represented less than 10% of net sales for all periods presented.

Total assets held by the operating segments as of July 31, 2001 and October 31, 2000 are as follows:

                                                              Segments
                                                 -----------------------------------
                                                                                                  Other,
                                                                                                Primarily        Consolidated
                                                     FSG                    ETG                 Corporate           Totals
                                                     ---                    ---                 ---------           ------
As of July 31, 2001                              $205,854,000            $71,828,000           $10,587,000       $288,269,000
As of October 31, 2000                           $197,442,000            $54,997,000           $29,293,000       $281,732,000

15.  The Company's comprehensive income consists of:

                                                         Nine months ended July 31,                  Three months ended July 31,
                                                    ----------------------------------            ---------------------------------
                                                           2001                2000                     2001                 2000
                                                    -----------         -----------               ----------           ----------
Net income                                          $12,686,000         $13,525,000               $3,964,000           $4,721,000
Other comprehensive income (loss):
     Unrealized holding gain
        on investments                                        -           1,300,000                        -            1,442,000
     Tax expense                                              -            (498,000)                       -             (553,000)
     Interest rate swap loss
        adjustment                                     (417,000)                  -                  (17,000)                   -
     Tax benefit                                        162,000                   -                    6,000                    -
                                                    -----------         -----------               ----------           ----------
Comprehensive income                                $12,431,000         $14,327,000               $3,953,000           $5,610,000
                                                    ===========         ===========               ==========           ==========

16. In May 1998, the Company and its HEICO Aerospace Corporation and Jet Avion Corporation subsidiaries were served with a lawsuit by Travelers Casualty & Surety Co., f/k/a the Aetna Casualty and Surety Co. (Travelers). In June 1999, the Travelers lawsuit was dismissed by the federal court based on a lack of jurisdiction. Travelers is challenging the dismissal.

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

17. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will comply with SAB 101 in the quarter ending October 31, 2001; however, such compliance is not expected to be significant to the Company's results of operations.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Early adoption of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The Company expects to early adopt SFAS 142 effective November 1, 2001 and estimates that it will add approximately $0.20 to net income per diluted share annually.

18. In August 2001, the Company, through a subsidiary, acquired Inertial Airline Services, Inc. (IAS) pursuant to a stock purchase agreement, for $20 million in cash and $5 million in HEICO Class A Common shares (289,964 shares) paid at closing. The Company has guaranteed that the resale value of such Class A Common shares will be at least $5 million through August 31, 2002. In addition, subject to meeting certain earnings targets during the first two years following acquisition, the Company would pay additional consideration of $6 million in cash. Concurrent with the purchase, the Company loaned the seller $5 million. The loan is due August 31, 2002 and is secured by the 289,964 shares of HEICO Class A Common Stock. The source of the purchase price was proceeds from the Company's Credit Facility. This acquisition has been accounted for using the purchase method of accounting as outlined in SFAS 141. The purchase price will be allocated to the assets and liabilities assumed based on fair values as determined by management. However, in accordance with SFAS No. 142, goodwill will not be amortized, but will be tested for impairment annually, or more frequently if circumstances indicate potential impairment. Had IAS been acquired as of the beginning of fiscal 2001, the proforma consolidated results would not have been materially different from the reported results. IAS is engaged primarily in the repair and overhaul of Inertial Navigation Systems which are used by commercial and military aircraft. In addition, IAS repairs and overhauls various other avionics, instruments and components for commercial, military and business aircraft.

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

In February 2001, the Company, through HEICO Aerospace entered into a joint venture with American Airlines' parent company, AMR Corporation (AMR). HEICO Aerospace and AMR formed a limited liability company (AMR LLC) to develop, design and sell FAA-approved replacement parts. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of new product research and development costs. The funds received as a result of the new product research and development costs paid by AMR generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by AMR LLC. The Company's accounting policy is to consolidate AMR LLC, with AMR owning a 16% minority interest. In addition, AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.

In February 2001, the Company, through a subsidiary, acquired certain assets of a company, primarily FAA-approved replacement parts and related inventories. The purchase price was not significant to the Company's consolidated financial statements.

In April 2001, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of AMI for $15.6 million in cash paid at closing. AMI is engaged in the design and manufacture of electronic products primarily for use in the laser and electro-optics industries. The source of the purchase price was proceeds from the Company's Credit Facility. This acquisition has been accounted for using the purchase method of accounting and the results of operations of AMI were included in the Company's results effective April 1, 2001.

In June 2001, the Company, through a subsidiary, acquired certain assets of a company that is a supplier of FAA-approved replacement parts. The purchase price was not significant to the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. SFAS 133, as amended by SFAS 137 and SFAS 138, establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS 133 effective November 1, 2000. The cumulative effect on the accumulated other comprehensive income of the Company's derivative instruments and hedging activities discussed below as of November 1, 2000 was not significant and as of July 31, 2001 was a loss of $255,000 (net of $162,000 in income tax benefit).

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

In July 2001, the Board of Directors declared a 10% stock dividend on all shares outstanding payable in Class A Common shares. The stock dividends were paid on August 21, 2001 to shareholders of record August 10, 2001. The stock dividends were valued based on the closing market price of the Company's Class A stock as of the day prior to the declaration date. All net income per share, dividend per share and shares outstanding information has been retroactively restated to reflect the stock dividend.

Results of Operations

For the periods indicated below, the following tables set forth the results of operations, net sales and operating income before goodwill amortization, by operating segment and the percentage of net sales represented by the respective items, including fiscal 2000 results as adjusted to exclude the direct results of operations of the Trilectron product line. The Company believes prior year results as adjusted provide more meaningful information for comparing the results of operations in the first nine months and the third quarter of fiscal 2001. Accordingly, certain discussion of fiscal 2001 results below reflects comparisons to the Company's fiscal 2000 results as adjusted to exclude the direct results of operations of Trilectron.

                                      Nine Months Ended July 31,                    Three Months Ended July 31,
                              --------------------------------------------    -------------------------------------------
                                                          2000                                           2000
                                              ----------------------------                    ---------------------------
                                               As Adjusted     As Reported                     As Adjusted    As Reported
                                   2001                                           2001
                              ------------    ------------    ------------    ------------    ------------   ------------
Net sales                     $125,237,000    $111,145,000    $155,400,000    $ 43,845,000    $ 38,191,000   $ 53,912,000
                              ------------    ------------    ------------    ------------    ------------   ------------
Cost of sales                   71,786,000      62,146,000      98,184,000      25,802,000      21,536,000     34,233,000
Selling, general and
  administrative
  expenses                      29,133,000      22,339,000      27,242,000       9,974,000       7,413,000      9,346,000
                              ------------    ------------    ------------    ------------    ------------   ------------
Total operating costs
  and expenses                 100,919,000      84,485,000     125,426,000      35,776,000      28,949,000     43,579,000
                              ------------    ------------    ------------    ------------    ------------   ------------
Operating income              $ 24,318,000    $ 26,660,000    $ 29,974,000    $  8,069,000    $  9,242,000   $ 10,333,000
                              ============    ============    ============    ============    ============   ============

                                      Nine Months Ended July 31,                    Three Months Ended July 31,
                              --------------------------------------------    -------------------------------------------
                                   2001                   2000                    2001                   2000
                              ------------    ----------------------------    ------------    ---------------------------
                                               As Adjusted     As Reported                     As Adjusted    As Reported
                                              ------------    ------------                    ------------   ------------
Net sales by segment:
FSG                           $ 99,386,000    $ 87,120,000    $ 87,120,000    $ 34,599,000    $ 29,580,000   $ 29,580,000
ETG                             25,851,000      24,025,000      68,280,000       9,246,000       8,611,000     24,332,000
                              ------------    ------------    ------------    ------------    ------------   ------------
                              $125,237,000    $111,145,000    $155,400,000    $ 43,845,000    $ 38,191,000   $ 53,912,000
                              ============    ============    ============    ============    ============   ============

Operating income (before
  goodwill amortization):
Flight Support Group          $ 26,132,000    $ 26,643,000    $ 26,643,000    $  8,996,000    $  8,606,000   $  8,606,000
Electronic Technologies
  Group                          6,659,000       7,342,000      10,851,000       1,910,000       2,783,000      3,952,000
Other, primarily corporate      (3,428,000)     (3,026,000)     (3,026,000)     (1,054,000)       (621,000)      (621,000)
                              ------------    ------------    ------------    ------------    ------------   ------------
                              $ 29,363,000    $ 30,959,000    $ 34,468,000    $  9,852,000    $ 10,768,000   $ 11,937,000
                              ============    ============    ============    ============    ============   ============

Operating income (after
  goodwill amortization):
Flight Support Group          $ 22,405,000    $ 23,426,000    $ 23,426,000    $  7,736,000    $  7,442,000   $  7,442,000
Electronic Technologies
  Group                          5,341,000       6,260,000       9,574,000       1,387,000       2,421,000      3,512,000
Other, primarily corporate      (3,428,000)     (3,026,000)     (3,026,000)     (1,054,000)       (621,000)      (621,000)
                              ------------    ------------    ------------    ------------    ------------   ------------
                              $ 24,318,000    $ 26,660,000    $ 29,974,000    $  8,069,000    $  9,242,000   $ 10,333,000
                              ============    ============    ============    ============    ============   ============

Net sales                            100.0%          100.0%          100.0%          100.0%          100.0%         100.0%
Gross profit                          42.7%           44.1%           36.8%           41.2%           43.6%          36.5%
Selling, general and
  administrative expenses             23.3%           20.1%           17.5%           22.7%           19.4%          17.3%
Operating income                      19.4%           24.0%           19.3%           18.4%           24.2%          19.2%
Interest expense                       1.3%            N/A             2.7%            1.4%            N/A            3.1%
Interest and other income              1.2%            N/A             0.4%            0.3%            N/A            0.5%
Income tax expense                     7.4%            N/A             6.5%            6.4%            N/A            6.3%
Minority interest                      1.8%            N/A             1.7%            1.9%            N/A            1.5%
Net income                            10.1%            N/A             8.7%            9.0%            N/A            8.8%

Comparison of First Nine Months of Fiscal 2001 to First Nine Months of Fiscal
2000

Net Sales

Net sales for the first nine months of 2001 totaled $125.2 million, up 12.7% when compared to the first nine months of 2000 net sales of $111.1 million as adjusted.

The increase in sales for the first nine months of 2001 reflects an increase of $12.3 million (a 14% increase) to $99.4 million in revenues from the FSG and an increase of $1.8 million as adjusted (an 8% increase) to $25.9 million in revenues from the ETG. The FSG sales increase primarily represents revenues resulting from the Company's entry into the commuter/regional jet component repair and overhaul market with the acquisition of Future in June 2000 and an increase in FAA-approved jet engine (PMA) replacement parts sales, partially offset by softness in the component repair and overhaul market. PMA replacement parts sales in the first nine months of fiscal 2001 increased 22% over PMA replacement parts sales in the first nine months of fiscal 2000 primarily as a result of new products. The ETG sales increase is primarily attributed to the acquisition of AMI in April 2001, partially offset by weakness in sales of EMI shielding products of Leader Tech to the electronics and communications industries reflecting the general economic weakness within some of the technology industries and delayed shipment of high dollar value infrared test equipment at SBIR due principally to customer and vendor delays.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 42.7% for the first nine months 2001 as compared to 44.1% as adjusted for the first nine months of 2000. This decrease reflects lower margins within the FSG contributed by an increase in new product research and development expenses of $2.4 million as discussed below and softness within the component repair and overhaul market, partially offset by the impact of higher PMA replacement parts sales. The decrease also reflects lower margins within ETG as a result of lower sales of higher margin EMI shielding products and lower sales of higher margin infrared test equipment at SBIR. Cost of sales amounts for the first nine months of 2001 and first nine months of 2000 include approximately $3.7 million and $1.3 million, respectively, of new product research and development expenses of HEICO Aerospace. These amounts are net of $700,000 and $4.4 million received from Lufthansa in the first nine months of 2001 and 2000, respectively. As of July 31, 2001, the Company has no future reimbursements to be received from Lufthansa under the agreement. The new product research and development expenses for the first nine months of 2001 are also net of $529,000 receivable from American Airlines under their joint venture agreement with HEICO Aerospace (see Note 4).

Selling, general and administrative (SG&A) expenses increased $6.8 million to $29.1 million for the first nine months of 2001 from $22.3 million as adjusted for the first nine months of 2000. As a percentage of net sales, SG&A expenses increased to 23.3% for the first nine months of 2001 compared to 20.1% as adjusted for the first nine months of 2000. The increases in SG&A expenses and SG&A expenses as a percent of net sales are primarily a result of higher marketing costs in the FSG associated with expanding product lines, a $550,000 increase in goodwill amortization primarily resulting from the acquisition of Future and AMI, a $500,000 increase in provisions for uncollectible accounts receivable and a $400,000 increase in general corporate expenses.

Operating Income

Operating income decreased $2.3 million to $24.3 million for the first nine months of 2001 from $26.6 million as adjusted for the first nine months of 2000. The decrease in operating income reflects a decrease of $1.0 million from $23.4 million to $22.4 million in the Company's FSG, a decrease of $900,000 from $6.2 million as adjusted to $5.3 million in the Company's ETG and a $400,000 increase in general corporate expenses. The decrease in operating income of the FSG was due primarily to lower gross profit margins reflecting lower research and development reimbursements, higher marketing costs, higher goodwill amortization and higher provisions for uncollectible accounts receivable discussed above, partially offset by the impact of higher PMA replacement parts sales. The decrease in ETG operating income was primarily due to lower sales of EMI shielding products and delayed shipment of higher margin infrared test equipment, partially offset by additional earnings of AMI since its acquisition in April 2001.

As a percentage of net sales, operating income decreased from 24.0% as adjusted in the first nine months of 2000 to 19.4% in the first nine months of 2001. The FSG's operating income as a percentage of net sales declined from 26.9% in the first nine months of 2000 to 22.5% in the first nine months of 2001 due to lower gross profit margins reflecting lower research and development reimbursements, higher marketing costs, higher goodwill amortization and higher provisions for uncollectible accounts receivable discussed above. The ETG's operating income as a percentage of net sales decreased from 26.1% as adjusted in the first nine months 2000 to 20.7% in the first nine months 2001. This decrease reflects softness in sales of EMI shielding products and lower sales of higher margin infrared test equipment at SBIR partially offset by earnings from the acquisition of AMI.

Operating Income before Goodwill

Operating income before goodwill amortization decreased $1.6 million to $29.4 million for the first nine months of 2001 from $31.0 million as adjusted for the first nine months of 2000. The decrease in operating income before goodwill reflects the lower operating income discussed above.

Interest Expense

Interest expense decreased $2.6 million to $1.7 million from the first nine months of 2000 to the first nine months of 2001. The decrease was principally due to lower outstanding debt balances under the Company's Credit Facility as a result of the repayment of borrowings from the proceeds of the sale of Trilectron and lower interest rates.

Interest and Other Income

Interest and other income increased $891,000 to $1.5 million from the first nine months of 2000 to the first nine months of 2001 due principally to a gain of $657,000 on the sale of property retained in the sale of the Trilectron product line sold in September 2000 and a realized gain of $180,000 on the sale of long-term investments.

Minority Interests

Minority interests represent the 20% minority interest held by Lufthansa in HEICO Aerospace and the 16% minority interest held by AMR in the joint venture with HEICO Aerospace. Minority interests decreased $432,000 to $2.2 million in the first nine months of 2001 from $2.6 million in the first nine months of 2000 mainly due to minority interest income of $325,000 representing AMR's share in the new product research and development costs incurred within the new joint venture.

Net Income

The Company's net income decreased from $13.5 million, or $.62 per diluted share, in the first nine months of 2000 to $12.7 million, or $0.57 per diluted share, in the first nine months of 2001. The decrease in net income is primarily due to the lower operating income discussed above. Trilectron, which was sold in the fourth quarter of fiscal 2000, contributed approximately 5 cents per diluted share to earnings in the first nine months of fiscal 2000.

For the balance of fiscal 2001, the Company expects continued growth driven primarily by PMA sales and recent acquisitions, including Inertial Airlines Services, Inc. which was acquired August 2001 (see Note 18). Despite the weakness in demand within certain of the ETG's markets, primarily the technology industries discussed above, growth of our other businesses is expected to result in earnings for the full fiscal year 2001 being at least flat when compared with fiscal 2000.

Cash earnings per share or net income per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill) was $.72 in the first nine months of fiscal 2001 and $0.75 in the first nine months of fiscal 2000. Cash earnings per share is currently a financial indicator used by management to assess results of operations on the basis of operating performance. However, cash earnings per share should not be considered in isolation or as a substitute for measuring performance in accordance with generally accepted accounting principles. Our calculation of cash earnings per share may be different from the calculation used by others, and therefore comparability may be affected.

Comparison of Third Quarter of Fiscal 2001 to Third Quarter of Fiscal 2000

Net Sales

Net sales for the third quarter 2001 totaled $43.8 million, up 14.8% when compared to the third quarter 2000 net sales of $38.2 million as adjusted.

The increase in third quarter 2001 sales reflects an increase of $5.0 million (a 17% increase) to $34.6 million in revenues from the FSG and an increase of $635,000 as adjusted (a 7.4% increase) to $9.2 million in revenues from the ETG. The FSG sales increase primarily represents revenues resulting from the Company's entry into the commuter/regional jet component repair and overhaul market with the acquisition of Future in June 2000 and an increase in PMA replacement parts sales partially offset by softness in the component repair and overhaul market. PMA replacement parts sales in the third quarter 2001 increased 41% over PMA replacement parts sales in the third quarter 2000 primarily as a result of new products.

The ETG sales increase is primarily attributed to the acquisition of AMI in April 2001, partially offset by weakness in sales of EMI shielding products of Leader Tech to the electronics and communication industries reflecting the general economic weakness within some of the technology industries and delayed shipment of high dollar value infrared test equipment at SBIR due principally to customer and vendor delays.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 41.2% for the third quarter 2001 as compared to 43.6% as adjusted for the third quarter 2000. This decrease reflects lower margins within the FSG contributed by an increase in new product research and development expenses of $1.3 million discussed below and softness within the component repair and overhaul market, partially offset by the impact of higher PMA replacement parts sales. The decrease also reflects lower gross margins in the ETG as a result of lower sales of higher margin EMI shielding products and lower sales of higher margin infrared test equipment at SBIR. Cost of sales amounts for the third quarter 2001 and third quarter 2000 include approximately $1.7 million and $400,000, respectively, of new product research and development expenses of HEICO Aerospace. These amounts are net of $1.4 million received from Lufthansa in the third quarter 2000. Reimbursements from Lufthansa and American Airlines were not significant in the third quarter 2001.

Selling, general and administrative (SG&A) expenses increased $2.6 million to $10.0 million for the third quarter 2001 from $7.4 million as adjusted for the third quarter 2000. As a percentage of net sales, SG&A expenses increased to 22.7% for the third quarter 2001 compared to 19.4% as adjusted for the third quarter 2000. The increases in SG&A expenses and SG&A expenses as a percent of net sales are primarily a result of higher marketing costs in the FSG associated with expanding product lines, a $400,000 increase in general corporate expenses, a $190,000 increase in provisions for uncollectible accounts receivable and a $179,000 increase in goodwill amortization primarily resulting from the acquisition of Future and AMI.

Operating Income

Operating income decreased $1.1 million to $8.1 million for the third quarter 2001 from $9.2 million as adjusted for the third quarter 2000. The decrease in operating income reflects a decrease of $1.0 million from $2.4 million as adjusted to $1.4 million in the Company's ETG, an increase in general corporate expenses of $400,000, offset by an increase of $300,000 from $7.4 million to
$7.7 million in the Company's FSG.    The lower ETG operating income was due to
lower sales of EMI shielding products and delayed shipment of infrared test equipment, partially offset by additional earnings from the acquisition of AMI in April 2001. The increase in operating income of the FSG was due primarily to higher PMA replacement parts sales, partially offset by lower research and development reimbursements, higher marketing costs, higher provisions for uncollectible accounts receivable and higher goodwill amortization discussed above.

As a percentage of net sales, operating income decreased from 24.2% as adjusted in the third quarter of 2000 to 18.4% in the third quarter of 2001. The FSG's operating income as a percentage of net sales declined from 25.2% in the third quarter of 2000 to 22.4% in the third quarter 2001 due to lower gross profit margins reflecting lower research and development reimbursements, higher marketing costs, higher provisions for uncollectible accounts receivable and higher goodwill amortization discussed above. The ETG's operating income as a percentage of net sales declined from 28.1% as adjusted in the third quarter 2000 to 15.0% in the third quarter 2001. This decrease reflects softness in sales of higher margin EMI shielding products and lower sales of higher margin infrared test equipment at SBIR, partially offset by the acquisition of AMI discussed above.

Operating Income before Goodwill

Operating income before goodwill amortization decreased $900,000 to $9.9 million for the third quarter 2001 from $10.8 million as adjusted for the third quarter 2000. The decrease in operating income before goodwill reflects the lower operating income discussed above.

Interest Expense

Interest expense decreased $1.1 million to $605,000 from the third quarter 2000 to the third quarter 2001. The decrease was principally due to lower outstanding debt balances under the Company's Credit Facility as a result of the repayment of borrowings from the proceeds of the sale of Trilectron and lower interest rates.

Interest and Other Income

Interest and other income decreased $161,000 from $274,000 to $113,000 from the third quarter 2000 to the third quarter 2001. This decrease reflects lower short-term investments.

Minority Interests

Minority interests represents the 20% minority interest held by Lufthansa in HEICO Aerospace and the 16% minority interest held by AMR in the joint venture with HEICO Aerospace.

Net Income

The Company's net income was $4.0 million, or $.18 per diluted share, in the third quarter 2001 and $4.7 million, or $.22 per diluted share, in the third quarter 2000. Trilectron, which was sold in the fourth quarter of fiscal 2000, contributed approximately 2 cents per diluted share to earnings in the third quarter 2000.

Cash earnings per share or net income per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill) was $.23 in the third quarter of fiscal 2001 and $.26 in the third quarter of fiscal 2000.

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

Principal uses of cash by the Company include acquisitions, increases in working capital, payments of interest and principal on debt and capital expenditures.

The Company believes that operating cash flow and available borrowings under the Company's Credit Facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

The Company's cash flow from operations was $10.8 million for the first nine months of 2001, consisting primarily of net income of $12.7 million, depreciation and amortization of $8.0 million and minority interests of $2.2 million, partially offset by the payment of income taxes of approximately $7 million on the fiscal 2000 gain from the sale of Trilectron and increase in net operating assets of $5.2 million. The increase in net operating assets resulted primarily from an increase in inventories to meet increasing PMA parts sales.

Investing Activities

The principal cash used in investing activities in the first nine months of 2001 was acquisition related costs and capital expenditures of approximately $27.4 million and $4.2 million, respectively, partially offset by $14.6 million cash provided by the proceeds from the sale of Trilectron and the sale of property retained in the sale of Trilectron and $7.0 million cash from the sale of long-term investments.

Financing Activities

The Company's principal financing activities during the first nine months of fiscal 2001 included net payments of $2.0 million to reduce borrowings under the Company's Credit Facility.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test.
SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The Company expects to early adopt SFAS 142 effective November 1, 2001 and estimates that it will add approximately $0.20 to net income per diluted share annually.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters may differ materially from that discussed as a result of factors, including, but not limited to, lower commercial air travel, product specification costs and requirements, governmental and regulatory demands, competition on military programs, product pricing levels, the Company's ability to make acquisitions and achieve operating synergies from such acquisitions, interest rates and economic conditions within and outside of the aerospace, defense and electronics industries. For an enterprise as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K/A for the year ended October 31, 2000.

               Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $30 million for a fixed rate payment obligation of 6.59% for a two-year period ending February 2, 2002. During the first nine months of fiscal 2001, the Company reduced the notional principal amount on its interest rate swap to $20,000,000. Based on the outstanding debt balance at July 31, 2001 and October 31, 2000, a change of 1% in interest rates would cause a change in interest expense of approximately $180,000 and $100,000, respectively, on an annual basis.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)       Exhibits

               None.

     (b) There were no reports on Form 8-K filed during the three months ended July 31, 2001.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HEICO CORPORATION
                                           -----------------
                                              (Registrant)



      September 13, 2001                          BY /s/Thomas S. Irwin
  -------------------------                       ---------------------
             Date Thomas S. Irwin, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)