Form 10-K405
period 2001-10-31
HEICO CORP
filed 2002-01-29
CIK 46619

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended October 31, 2001 or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                  For the transition period from ___________to___________

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

    Common Stock, par value $.01 per share              New York Stock Exchange
 Class A Common Stock, par value $.01 per share     (Name of Each Exchange On
           (Title of Each Class)                           Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                        Preferred Stock Purchase Rights
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $238,000,000 based on the closing price of Common Stock and Class A Common Stock on December 31, 2001 as reported by the New York Stock Exchange.

  The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001:

            Common Stock, $.01 par value                  9,325,365 shares
        Class A Common Stock, $.01 par value             11,521,708 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III. See Item 14(a)(3) on page 59 for a listing of exhibits.
================================================================================

  Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with the investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are
subject to known and unknown risks, uncertainties and contingencies.   We have
based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

  .  Our intention to introduce new products;

  . Our ability to make acquisitions and achieve operating synergies from acquired businesses;

  .  Our ability to continue to control costs and maintain quality;

  .  Product pricing levels;

  .  Product specification costs and requirements;

  .  Governmental and regulatory demands;

  .  Governmental export policies;

  .  Competition on military programs;

  .  Governmental funding of military programs;

  .  Risks inherent in changes in market interest rates;

  . Anticipated trends in our businesses, including trends in the markets for aircraft engine parts, aircraft engine overhaul and electronics equipment and airline fleet changes;

  .  The demand for commercial air travel;

  . The adverse impact of the September 11, 2001 terrorist attacks on commercial airlines and the economy in general;

  . The extent of benefits received by U.S. airlines and air cargo carriers under the Air Transportation Safety and System Stabilization Act, considering any challenges to and interpretations or amendments of the Act;

  . Increasing cost of insurance coverage as a result of the September 11, 2001 terrorist attacks;

  .  Credit risk related to receivables from customers; and

  . Economic conditions within and outside of the aerospace, defense and electronics industries.

  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I

Item 1.  Business
                                  The Company

  HEICO Corporation (HEICO or the Company) believes it is the world's largest manufacturer of Federal Aviation Administration (FAA) approved jet engine and aircraft replacement parts, other than the original equipment manufacturers
(OEMs) and their subcontractors. It is also a leading manufacturer of certain electronic equipment to the aerospace, defense, medical and electronics industries. The Company's operations are divided into two segments, the Flight Support Group (FSG) and the Electronic Technologies Group (ETG). Through our FSG we use proprietary technology to design, manufacture and sell jet engine and aircraft replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, our FSG repairs, refurbishes and overhauls engine and aircraft components for domestic and foreign commercial air carriers and aircraft repair companies, and manufactures thermal insulation products and components parts primarily for aerospace, defense and commercial applications. In fiscal 2001, the FSG accounted for 77% of our revenues. Through our ETG, we manufacture various types of electrical products, including electrical power supplies, back-up power supplies, electromagnetic interference and radio frequency interference shielding, electro-optical products such as infrared simulation and test equipment and analog electronic products including hybrid laser rangefinder receivers, high power laser diode drivers, amplifiers, photodetectors, amplifier modules, flash lamp drivers and power supplies. In addition, ETG also repairs and overhauls inertial navigation systems and various avionics, instruments and components for commercial, military and business aircraft. In fiscal 2000, the ETG accounted for 23% of our revenues. In September 2000, the Company sold Trilectron Industries, Inc. (Trilectron) and its associated product line, which included ground support equipment for commercial airlines and military agencies. See "Management's Discussion of Financial Condition and Results of Operations" for details of the Company's disposition.

  We have continuously operated in the aerospace industry for approximately 40 years. Since assuming control in 1990, current management has achieved significant sales and profit growth through expanded product offerings, an expanded customer base, increased research and development expenditures, and the completion of acquisitions. Since fiscal 1998, the Company, through acquisitions, has added eight subsidiaries to its FSG and six subsidiaries to its ETG. See "Management's Discussion of Financial Condition and Results of Operations" for details of the Company's acquisitions. As a result of internal growth and acquisitions, our revenues from continuing operations have grown from $34.6 million in fiscal 1996 to $171.3 million in fiscal 2001, a compound annual growth rate of 38% over the five-year period.

  In October 1997, we formed a strategic alliance with Lufthansa Technik AG (Lufthansa), the technical services subsidiary of Lufthansa German Airlines AG. Lufthansa is the world's largest independent provider of engineering and maintenance services for aircraft and aircraft engines and supports over 200 airlines, governments and other customers. As part of the transaction, Lufthansa acquired a 20% minority interest in our FSG, investing approximately $50 million to date. This includes direct equity investments and the funding of specific research and development projects. In connection with acquisitions by our FSG since 1997, Lufthansa invested additional amounts pursuant to its option to maintain a 20% equity interest. This strategic alliance should continue to enable us to expand domestically and internationally by enhancing our ability to
(i) identify key jet aircraft and component replacement parts with significant profit potential by utilizing Lufthansa's extensive operating data on engine and component parts, (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa's testing and diagnostic resources, and (iii) broaden our customer base by capitalizing on Lufthansa's established relationships and alliances within the airline industry.

  In February 2001, we entered into a joint venture with AMR Corporation (AMR), parent company of American Airlines, one of the world's largest airlines, to develop, design and sell FAA-approved replacement parts through our subsidiary, HEICO Aerospace Holdings Corp. (HEICO Aerospace). As part of the joint venture, AMR will reimburse HEICO Aerospace for a portion of new product research and development costs. The joint venture is 16% owned by AMR. AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis. We believe that AMR's investment, along with their vast technical experience as an operator and overhauler of aircraft and engines, will allow us to accelerate the development of new FAA-approved replacement parts and, accordingly, to manufacture and market such parts.

Flight Support Group

  Our FSG is headquartered in Hollywood, Florida and designs, engineers, manufactures, repairs and/or overhauls engine and aircraft parts and components such as combustion chambers, compressor blades, vanes, seals and various other engine and aircraft parts. We also manufacture specialty aviation and defense components as a subcontractor. We serve a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo couriers, (ii) repair and overhaul facilities, (iii) OEMs, and (iv) U.S. and foreign governments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a listing of operating subsidiaries included in the FSG.

  Aircraft engine and aircraft replacement parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories (in all of which we participate) are as follows: (i) rotable; (ii) repairable; and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is "life limited" parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

  Engine and aircraft replacement parts are classified within the industry as
(i) factory-new, (ii) new surplus, (iii) overhauled, (iv) serviceable, and (v) as removed. A factory-new or new surplus part is one that has never been installed or used. Factory-new parts are purchased from FAA-approved manufacturers (such as HEICO or OEMs) or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely repaired and inspected by a licensed repair facility such as ours. An aircraft spare part is classified repairable if it can be repaired by a licensed repair facility under applicable regulations. A part may also be classified repairable if it can be removed by the operator from an aircraft or engine while operating under an approved maintenance program and is airworthy and meets any manufacturer or time and cycle restrictions applicable to the part. A factory-new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in "as removed" condition requires inspection and possibly functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

  Factory-New Jet Engine and Aircraft Replacement Parts. The principal business of the FSG is the research and development, design, manufacture and sale of FAA-approved replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies. Our principal competitors are Pratt & Whitney, a division of United Technologies Corporation (UTC) and General Electric Company (General Electric), including its CFM International joint venture. The FSG's factory-new replacement parts include various jet engine and aircraft component replacement parts. A key element of our growth strategy is the continued design and development of an increasing number of Parts Manufacturer Approval (PMA) replacement parts in order to further penetrate our existing customer base and obtain new customers. We select the jet engine and aircraft component replacement parts to design and manufacture through a selection process which analyzes industry information to determine which replacement parts are expected to generate the greatest profitability. As part of Lufthansa's investment in the FSG, Lufthansa has the right to select 50% of the parts for which we will seek PMAs, provided that such parts are technologically and economically feasible and substantially comparable with the profitability of our other PMA parts.

  The following table sets forth (i) the lines of engines for which we provide jet engine replacement parts and (ii) the approximate number of such engines currently in service as estimated by us.

                                                       Number
          OEM                                Lines   In Service    Principal Engine Application
---------------------------                  ------  ----------  --------------------------------
Pratt & Whitney                              JT8D         8,500  Boeing 727 and 737 (100 and 200
                                                                  series)
                                                                 McDonnell Douglas DC-9 and MD-80
                                             JT9D         1,800  Boeing 747 (100, 200 and 300
                                                                  series) and 767 (200 series)
                                                                 Airbus A300 and A310
                                                                 McDonnell Douglas DC-10
                                             PW2000       1,100  Boeing 757
                                             PW4000       2,200  Boeing 747-400, 767-300 and 777
                                                                 Airbus A300, A310 and A330
                                                                 McDonnell Douglas MD-11
CFM International (a joint                   CFM56       11,000  Boeing 737 (300, 400, 500, 700,
  venture of General Electric and                                 800 and 900 series)
  SNECMA)                                                        Airbus A320 and A340-200
General Electric                             CF6          5,000  Boeing 747 and 767
                                                                 Airbus A300, A310 and A330
                                                                 McDonnell Douglas MD-11
IAE (a joint venture of Pratt & Whitney      V2500        1,500  Airbus A320,
  and Rolls Royce)                                               McDonnell Douglas MD-90

  Repair and Overhaul Services. We provide repair and overhaul services on selected engine and aircraft parts, as well as for avionics, instruments, components, composites and flight surfaces for commercial aircraft. Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment. Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes. Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, composite flight controls, electro-mechanical equipment and auxiliary power unit accessories. In June 2000 and August 2001, the Company acquired the assets of Future Aviation, Inc. and Avitech Engineering Corp., respectively, which expanded our repair and overhaul services into the fast-growing regional commuter and business aircraft market.

  Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. We also manufacture thermal insulation blankets primarily for aerospace, defense and commercial applications. We also derive revenue from the sale of specialty components as a subcontractor for OEMs and the U.S. government.

FAA Approvals and Product Design

  Non-OEM manufacturers of jet engine replacement parts must receive a Parts Manufacturing Approval (PMA) from the FAA to sell the part. The PMA approval process includes the submission of sample parts, drawings and testing data to one of the FAA's Aircraft Certification Offices where the submitted data are analyzed. We believe that an applicant's ability to successfully complete the PMA process is limited by several factors, including (i) the agency's confidence level in the applicant, (ii) the complexity of the part, (iii) the volume of PMAs being filed, and (iv) the resources available to the FAA. We also believe that companies such as HEICO that have demonstrated their manufacturing capabilities and established favorable track records with the FAA generally receive a faster turnaround time in the processing of PMA applications. Finally, we believe that the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

  As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the FSG increased from approximately $300,000 in 1991 to approximately $7.1 million in fiscal 2001 including $1.3 million reimbursed in 2001 under our strategic alliances with Lufthansa and AMR. We believe that our FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

  The Company's expanded research and development activities have included development of more complex jet engine and aircraft replacement parts. In October 1999, the Company received its first PMA for a compressor blade from the FAA and is continuing research and development of other complex parts. The Company believes the development and sale of complex parts represents a significant long-term market opportunity; however, no assurance can be given that the FAA will continue to grant PMAs or that the Company will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

  While we have developed proprietary techniques, software and manufacturing expertise for the manufacture of jet engine and aircraft replacement parts, we have no patents for these proprietary techniques and choose to rely on trade secret protection. We believe that although our proprietary techniques, software and expertise are subject to misappropriation or obsolescence, development of improved methods and processes and new techniques by us will continue on an ongoing basis as dictated by the technological needs of our business.

Impact of September 11th Terrorist Attacks

  On September 11, 2001, there were terrorist attacks on New York's World Trade Center towers and on the Pentagon, which involved the hijacking of four U.S. commercial aircraft. In the aftermath of the terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks and many commercial airlines reduced their operating schedules. The overall result of the terrorist attacks was billions in losses to the airline industry.

  While the Company's diversification of its operations beyond commercial aerospace markets has cushioned the impacts of the September 11, 2001 attacks, the Company has seen a directly related decline in sales to the commercial aerospace markets particularly, sales of PMA replacement parts. As a result of the September 11, 2001 events, many of the airlines are accelerating the retirement of their JT8D fleets. Although the Company contemplated these retirements, they are currently expected to occur sooner than previously anticipated. Currently approximately two-thirds of the Company's PMA parts offered for sale are non-JT8D and the Company's strategy is to increase market penetration for its non-JT8D parts. However, revenue generated from the sale of JT8D PMA parts represented approximately 21% of fiscal 2001 consolidated net sales. The Company has also increased its new product development budget for fiscal 2002 by approximately $3 million (a 50% increase over the FSG's new product development expense in fiscal 2001) and plans to introduce a record number of new commercial aircraft parts. Although the Company has experienced a decline in sales to the commercial aerospace market, demand for the Company's defense products and services appears to have accelerated. The Company cannot currently predict the long-term impact of the September 11th events on its operations.

Electronic Technologies Group

  Our ETG is headquartered in Miami, Florida and manufactures various types of electrically and electro-optical engineered products, such as power supplies, shielding for communications, computer and aerospace applications, infrared simulation and test equipment, laser diode drivers and hybrid laser rangefinder receivers. In addition, our ETG also repairs and overhauls inertial navigation systems and other avionics, instruments and components for commercial, military and business aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a listing of operating subsidiaries included in the ETG.

  Until the September 2000 sale of Trilectron, we also served the commercial and military ground support equipment markets. This entire product line was sold in the sale discussed in Note 3 to the Consolidated Financial Statements.

  Products of the ETG include:

  . On-board Aircraft Power Supplies and Batteries. Our ETG manufactures power supply and current control products and replacement components used in aircraft. Our products include battery and charger units to support emergency lighting, emergency fuel shut-off devices, emergency exit door power assists, static inverters for emergency lighting and cockpit lighting dimmers. While periodically entire units may require replacement, there is an ongoing replacement market for batteries which have an estimated service life of approximately 3 to 5 years. These products are mainly sold to OEM customers and customers in the retrofit and modification market.

  . Repair and Overhaul Services. ETG is engaged in the repair and overhaul of inertial navigation systems which are used by commercial and military aircraft to ascertain their locations during flight operations. In addition, we also repair and overhaul various avionics, instruments and other components for a wide array of commercial, military and business aircraft.

  . Electro-optical Infrared Simulation and Test Equipment. ETG is a leading international designer and manufacturer of state-of-the-art aerospace and defense electro-optical infrared simulation and test equipment. Our products include high precision blackbody sources, optical systems and fully integrated test calibration systems. In addition, the MIRAGE IR Scene Simulator is used to project infrared scenes to assist with product development and training for complex infrared targeting and imaging systems and other items.

  . Electro-optical Laser Products. ETG is engaged in the design and manufacture of electro-optical laser products primarily for use in the laser industry. Our products include hybrid laser rangefinder receivers, amplifiers, photodetectors, amplifier modules, flash lamp drivers and power supplies.

  . Circuit Board Shielding. ETG manufactures electromagnetic interference and radio frequency interference shielding for circuit boards and other items utilized in telecommunications, aerospace, and microwave applications. The circuit board shielding technology reduces electronic noise and protects sensitive components. We have a line of patented products and the ability to fabricate in a wide variety of shapes and applications, which we believe is a manufacturing advantage.

Financial information about operating segments, foreign and domestic operations and export sales

  See Note 15 to the Consolidated Financial Statements for financial information by operating segment and information about foreign and domestic operations as well as export sales.

Sales, Marketing and Customers

  Each of our operating segments independently conducts sales and marketing efforts directed at their respective customers and industries and, in some cases, collaborates with other operating divisions and subsidiaries within its group for cross-marketing efforts. Sales and marketing efforts are conducted primarily by in-house personnel and, to a lesser extent, by independent manufacturer's representatives. Generally, the in-house sales personnel receive a base salary plus commission and manufacturer's representatives receive a commission on sales.

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

  We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry and telecommunications companies as well as medical, scientific and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 22% of total net sales during the year ended October 31, 2001.

Competition

  The aerospace product and service industry is characterized by intense competition and some of our competitors have substantially greater name recognition, inventories, complementary product and service offerings, financial, marketing and other resources than we do. As a result, such competitors may be able to respond more quickly to customer requirements than we can. Moreover, smaller competitors may be in a position to offer more attractive pricing of engine parts as a result of lower labor costs and other factors.

  Our jet engine and aircraft replacement parts business competes primarily with Pratt & Whitney, General Electric and Rolls Royce. The competition is principally based on price and service inasmuch as our parts are interchangeable. With respect to other aerospace products and services sold by the FSG, we compete with both the leading jet engine OEMs and a large number of machining, fabrication and repair companies, some of which have greater financial and other resources than we do. Competition is based mainly on price, product performance, service and technical capability.

  Competition for the repair and overhaul of airframe and engine components comes from three principal sources: OEMs, major commercial airlines and other independent service companies. Some of these companies have greater financial and other resources than we do. Some major commercial airlines own and operate their own service centers and sell repair and overhaul services to other aircraft operators. Foreign airlines that provide repair and overhaul services typically provide these services for their own components and for third parties. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components. We believe that the principal competitive factors in the repair and overhaul market are quality, turnaround time, overall customer service and price.

  Our ETG competes with several large and small domestic and foreign competitors, some of which have greater financial and other resources than we do. The market for our electronic products are niche markets with several competitors with competition based mainly on design, technology, quality, price and customer satisfaction.

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

Backlogs

  Our total backlog of unshipped orders was $47.0 million on October 31, 2001 versus $30.5 million on October 31, 2000. Our FSG operations had a backlog of unshipped orders as of October 31, 2001 of $12.2 million as compared to $13.9 million as of October 31, 2000. This backlog excludes forecasted shipments for certain contracts of the FSG pursuant to which customers provide only estimated annual usage and not firm purchase orders. Our ETG operations had a backlog of $34.7 million as of October 31, 2001 and $16.6 million as of October 31, 2000. Substantially all of the backlog of orders as of October 31, 2001 are expected to be delivered during fiscal 2002. Our backlogs are typically short-lead in nature with many product orders being received by the Company within the month of shipment.

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

Insurance

  We are a named insured under policies which include the following coverage:
(i) product liability, including grounding; (ii) personal property, inventory and business income at our facilities; (iii) general liability coverage; (iv) employee benefit liability; (v) international liability and automobile liability; (vi) umbrella liability coverage; and (vii) various other activities or items subject to certain limits and deductibles. We believe that coverages are adequate to insure against the various liability risks of our business. The Company has seen an increase in insurance costs following the September 11th terrorist attacks, however, the increase in these costs experienced to date are not currently expected to have a significant adverse impact on the Company's operations.

Employees

  As of December 31, 2001, the Company had 1,012 full-time employees, of which 730 were in the FSG, 269 were in the ETG, and 13 were corporate. None of our employees are represented by a union. We believe that our employee relations are good.

Item 2.  Properties

  We own or lease the following facilities:

  Flight Support Group
  --------------------
                                                                            Square      Owned/Lease
       Location                           Description                      Footage      Expiration
---------------------             -------------------------               ---------    -------------
Hollywood, Florida                Manufacturing and                        140,000        Owned
                                  engineering  facility and
                                  corporate headquarters
Hollywood, Florida                Overhaul and repair facility              45,000        Owned
Atlanta, Georgia                  Manufacturing and                         40,000        Owned
                                  engineering facility
Miami, Florida                    Overhaul and repair facility              60,000        Owned
Miami, Florida                    Overhaul and repair facility              14,000        September 2002
Miami, Florida                    Warehouse facility                        14,000        September 2002
Anacortes, Washington             Engineering and                            7,000        June 2003
                                  manufacturing facility
Glastonbury, Connecticut          Engineering facility                       5,000        June 2002
Corona, California                Manufacturing and                         91,000        August 2003
                                  engineering facility
Roswell, New Mexico               Manufacturing and                         45,000        Month to month
                                  engineering facility
Fort Myers, Florida               Overhaul and repair facility              30,000        Owned
Hayward, California               Overhaul and repair facility              27,000        August 2006
Titusville, Florida               Engineering facility                       2,000        April 2002
Phoenix, Arizona                  Engineering facility                       2,000        December 2005

  Electronic Technologies Group
  -----------------------------
       Location                           Description                      Footage       Expiration
---------------------             -------------------------               ---------     -------------
Sarasota, Florida                      Manufacturing and                    10,000       March 2004
                                       engineering facility
Tampa, Florida                         Manufacturing and                    41,000       August 2003
                                       engineering facility
Santa Barbara, California              Manufacturing and                    14,000       May 2003 - August 2003
                                       engineering facility
Cleveland, Ohio                        Overhaul and repair facility         19,000       March 2011
Nashville, Tennessee                   Manufacturing and                     6,000       October 2003
                                       engineering facility
Orlando, Florida                       Manufacturing and                    21,000       April 2002 - July 2002
                                       engineering facility

 Corporate
 ---------

                                                                            Square       Owned/Lease
       Location                           Description                      Footage       Expiration
---------------------             -------------------------               ---------     -------------
Hollywood, Florida                Corporate headquarters                  Included         Owned
                                                                          above
Miami, Florida                    Administrative offices                    6,000          Owned

  For additional information with respect to our leases, see Note 7 of Notes to our Consolidated Financial Statements.

  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future. The loss of any of the Company's facilities could have an adverse impact on operations in the short-term.

Item 3.  Legal Proceedings

  In October 2001, the Company settled a lawsuit filed by Travelers Casualty & Surety Co., f/k/a the Aetna Casualty and Surety Co. (Travelers) in May 1998.
The Travelers complaint sought reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in litigation with United Technologies Corporation, which was settled in March 2000. In addition, Travelers sought a declaratory judgment that the Company did not have insurance coverage under certain insurance policies with Travelers and, accordingly, that Travelers did not have a duty to defend or indemnify the Company under such policies. The settlement with Travelers did not result in any gain or loss to the Company and all claims were dismissed.

  The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's business or financial condition.

Item 4.  Submission of Matters to a Vote of Securities Holders

  There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal 2001.

Executive Officers of the Registrant

  The Executive Officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The names and ages of, and offices held by, the executive officers of the Company are as follows:

                                                                                              Director
Name                         Age                           Position(s)                          Since
----                         ---                           -----------                        --------
Laurans A. Mendelson         63       Chairman of the Board, President and Chief                1989
                                      Executive Officer
Thomas S. Irwin              55       Executive Vice President and Chief Financial
                                      Officer
Eric A. Mendelson            36       Executive Vice President and Director, President          1992
                                      of HEICO Aerospace Holdings Corp.
Victor H. Mendelson          34       Executive Vice President, General Counsel and             1996
                                      Director, President of HEICO Electronics
                                      Technologies Corp.
James L. Reum                70       Executive Vice President of HEICO
                                          Aerospace Holdings Corp.

  Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. Mr. Mendelson has also served as Chief Executive Officer of the Company since February 1990, President of the Company since September 1991 and served as President of the Company's former MediTek Health Corporation subsidiary from May 1994 until its sale in July 1996. Mr. Mendelson serves on the board of governors and is a member of the Finance Committee of the Aerospace Industries Association in Washington, D.C. He also serves on the Board of Directors and is Chairman of the Audit Committee of Hawker Pacific Aerospace, which provides overhaul and repair services to the aviation industry. Mr. Mendelson is also a member of the Board of Trustees, the Executive Committee and Founders Club of Mount Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson served as a Trustee of Columbia University in The City of New York from 1995 to 2001, as well as, Chairman of the Trustees' Audit Committee. Mr. Mendelson currently serves as Trustee Emeritus of Columbia University and maintains membership positions on the Trustee Committees he had
before becoming Trustee Emeritus.   Mr. Mendelson is a Certified Public
Accountant.

  Thomas S. Irwin has served as Executive Vice President and Chief Financial Officer of the Company since September 1991 and served as Senior Vice President of the Company from 1986 to 1991 and Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant.

  Eric A. Mendelson has served as Executive Vice President of the Company since 2001, Vice President of the Company since 1992, and has been President and Chief Executive Officer of HEICO Aerospace, a subsidiary of HEICO, since is formation in 1997 and President of HEICO Aerospace Corporation since 1993. He also served as President of HEICO's Jet Avion Corporation, a wholly owned subsidiary of HEICO Aerospace, from 1993 to 1996 and served as Jet Avion's Executive Vice President and Chief Operating Officer from 1991 to 1993. From 1990 to 1991, Mr. Mendelson was Director of Planning and Operations of the Company. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation (MIC), a private investment company which is a shareholder of HEICO. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

  Victor H. Mendelson has served as Executive Vice President of the Company since 2001, Vice President of the Company since 1996, as President and Chief Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of HEICO, since September 1996 and as General Counsel of the Company since 1993. He served as Executive Vice President of MediTek Health Corporation from 1994 and its Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company, developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President of MIC (a private investment company which is a shareholder of HEICO). He is a Trustee of St. Thomas University, Miami, Florida and Chairman of its Finance Committee, as well as a Director of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

  James L. Reum has served as Executive Vice President of HEICO Aerospace since April 1993 and Chief Operating Officer of HEICO Aerospace from May 1995 until September 1999. He also served as President of LPI Industries Corporation from 1991 to 1998 and President of Jet Avion Corporation from 1996 to 1998. From January 1990 to August 1991, he served as Director of Research and Development for Jet Avion Corporation. From 1986 to 1989, Mr. Reum was self-employed as a management and engineering consultant to companies primarily within the aerospace industry. From 1957 to 1986, he was employed in various management positions with Chromalloy Gas Turbine Corp., Cooper Airmotive (later named Aviall, Inc.), United Airlines, Inc. and General Electric Company. Mr. Reum retired from full-time service to HEICO Aerospace in August 2001, and remains active on a part-time basis with HEICO Aerospace.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

  Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors, Executive Officers and 10% shareholders to file initial reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Directors, Executive Officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the review of such reports furnished to the Company, the Company believes that during 2001, the Company's Directors, Executive Officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

  The Company's Class A Common Stock and the Common Stock are listed and traded on the New York Stock Exchange (NYSE) under the symbols "HEI.A" and "HEI," respectively. The following table sets forth, for the periods indicated, the high and low sales prices for the Class A Common Stock and the Common Stock as reported on NYSE, as well as the amount of cash dividends paid per share during such periods. Lufthansa Technik, as a 20% shareholder of our FSG, will be entitled to 20% of any dividends paid by our FSG with the balance payable to the Company.

  In July 2000 and August 2001, the Company paid 10% stock dividends on all shares outstanding in Class A Common Stock. The quarterly sales prices and cash dividend amounts have been retroactively adjusted for the 10% stock dividends.


                             Class A Common Stock
                             --------------------

                                                                                                     Cash Dividends
                                                                            High          Low          Per Share
                                                                            ----          ---        -------------
Fiscal 2000
  First Quarter....................................................        $17.56       $10.33            $.022
  Second Quarter...................................................         14.67         9.09               --
  Third Quarter....................................................         14.55         9.25            $.022
  Fourth Quarter...................................................         14.95         9.89               --
Fiscal 2001:
  First Quarter....................................................        $13.17       $ 9.15            $.022
  Second Quarter...................................................         15.55        11.00               --
  Third Quarter....................................................         17.91        13.73            $.023
  Fourth Quarter...................................................         17.58         9.40               --

     On December 31, 2001 there were 1,133 holders of record of the Class A Common Stock.

                                 Common Stock
                                 ------------

                                                                                                     Cash Dividends
                                                                            High          Low          Per Share
                                                                            ----          ---        -------------
Fiscal 2000:
  First Quarter....................................................        $18.49       $11.94            $.022
  Second Quarter...................................................         14.93        10.95               --
  Third Quarter....................................................         18.41        10.17            $.022
  Fourth Quarter...................................................         18.30        10.68               --
Fiscal 2001:
  First Quarter....................................................        $17.05       $11.14            $.022
  Second Quarter...................................................         16.64        12.36               --
  Third Quarter....................................................         19.26        13.91            $.023
  Fourth Quarter...................................................         20.58        10.98               --

     On December 31, 2001, there were 1,115 holders of record of the Common
Stock.

Item 6. Selected Financial Data

                                                                             Year Ended October 31, (5)
                                                             --------------------------------------------------------
                                                               1997        1998        1999        2000        2001
                                                             --------    --------    --------    --------    --------
                                                                      (In thousands, except per share data)
Operating Data:
Net sales..................................................  $ 63,674    $ 95,351    $141,269    $202,909    $171,259
                                                             --------    --------    --------    --------    --------
Gross profit...............................................    20,629      36,104      57,532      75,811      71,146
Selling, general and administrative expenses...............    11,515      17,140      24,717      36,576      39,578
Write-off of receivables(1)................................        --          --          --       1,312         577
                                                             --------    --------    --------    --------    --------

Operating income...........................................     9,114      18,964      32,815      37,923      30,991
                                                             --------    --------    --------    --------    --------
Interest expense...........................................       477         984       2,173       5,611       2,486
                                                             --------    --------    --------    --------    --------
Gain on sale of product line(2)............................        --          --          --      17,296          --
                                                             --------    --------    --------    --------    --------

Income (loss):
  From continuing operations...............................     7,019      10,509      16,337      27,739      15,833
  From gain on sale of discontinued operations(3)..........        --          --          --      (1,422)         --
                                                             --------    --------    --------    --------    --------
Net income.................................................  $  7,019    $ 10,509    $ 16,337    $ 26,317    $ 15,833
                                                             ========    ========    ========    ========    ========
Weighted average number of common shares
  outstanding:(4)
  Basic....................................................    14,568      15,124      17,933      19,114      19,925
  Diluted..................................................    17,446      18,805      21,348      21,908      22,305
Per Share Data:(4)
Income from continuing operations:
  Basic....................................................  $    .48    $    .69    $    .91    $   1.45(6) $    .79
  Diluted..................................................       .40         .56         .77        1.27(6)      .71
Net income:
  Basic....................................................       .48         .69         .91        1.38(6)      .79
  Diluted..................................................       .40         .56         .77        1.20(6)      .71
Cash dividends(4)..........................................      .037        .041        .041        .044        .045
Balance Sheet Data (at year end):
Working capital............................................  $ 45,131    $ 40,587    $ 63,278    $ 55,469    $ 71,515
Total assets...............................................    88,639     133,061     273,163     281,732     325,640
Total debt (including current portion).....................    10,800      30,520      73,501      40,042      67,014
Minority interests in consolidated subsidiaries............     3,273      14,892      30,022      33,351      36,845
Shareholders' equity.......................................    59,446      67,607     139,289     169,844     188,769

__________

(1) Represents write-off of receivables as a result of bankruptcy filings by certain customers.
(2) Represents the gain on sale of Trilectron Industries, Inc. (Trilectron) in September 2000.
(3) Represents adjustment to gain from the sale of the discontinued health care operations that were sold in fiscal 1996.
(4) Information has been adjusted to reflect a three-for-two stock split in December 1997, a 10% stock dividend paid in 1997, a 50% stock distribution paid in shares of Class A Common Stock in April 1998 and 10% stock dividends paid in shares of Class A Common Stock in July 2000 and August 2001.
(5) Results include the results of acquisitions and disposition of a product line from each respective effective date.
(6) The gain on sale of Trilectron referenced above increased basic and diluted income per share from continuing operations and net income by $0.55 and $0.48, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Our Flight Support Group (FSG) consists of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and the following principal operating subsidiaries:

 Name                                                        Description of Principal Operations
 ----                                                        -----------------------------------
 Jet Avion Corporation (Jet Avion)..................  Design and manufacture of FAA-approved replacement parts

 McClain International, Inc. (McClain)..............  Design, manufacture and overhaul of FAA-approved replacement parts

 Rogers-Dierks, Inc. (Rogers-Dierks)................  Design and manufacture of FAA-approved replacement parts

 Turbine Kinetics, Inc. (Turbine)...................  Design and manufacture of FAA-approved replacement parts

 Aviation Facilities, Inc. (AFI)....................  Design and manufacture of FAA-approved replacement parts

 HEICO Aerospace Parts Corp. (HAPC).................  Design and manufacture of FAA-approved replacement parts

 HEICO Aerospace Corporation (HAC)..................  Sale and distribution of FAA-approved replacement parts

 LPI Industries Corporation (LPI)...................  Original equipment manufacturer subcontractor

 Aircraft Technology, Inc. (Aircraft Technology)....  Repair and overhaul of jet engine and aircraft parts

 Northwings Accessories Corporation (Northwings)....  Repair and overhaul of jet engine and aircraft components and accessories

 Associated Composite, Inc. (ACI)...................  Repair and overhaul of aircraft composites and flight surfaces

 Air Radio & Instruments Corp. (Air Radio)..........  Repair and overhaul of avionics, instruments and electronic equipment for aircraft

 Future Aviation, Inc. (Future).....................  Repair and overhaul of regional, commuter and business aircraft components and accessories

 Avitech Engineering Corporation (Avitech)..........  Repair and overhaul of regional, commuter and business aircraft components and accessories

 Thermal Structures, Inc. (Thermal).................  Manufacture of thermal insulation products and related components

     Our Electronic Technologies Group (ETG) consists of HEICO Electronic Technologies Corp. and the following operating subsidiaries:

 Name                                                         Description of Principal Operations
 ----                                                         -----------------------------------
 Radiant Power Corp. (Radiant)......................  Design and manufacture of electrical back-up power supplies and battery packs for commercial
                                                      aircraft applications

 Aero Design, Inc. (Aero Design)....................  Design and manufacture of electrical back-up power supplies and battery packs for commercial
                                                      aircraft applications

 Leader Tech, Inc. (Leader Tech)....................  Manufacture of electromagnetic interference and radio frequency interference shielding for primarily
                                                      communications, computer and aerospace
                                                      applications

 Santa Barbara Infrared, Inc. (SBIR)................  Design and manufacture of aerospace and defense electronically controlled electro-optical infrared
                                                      simulation and test equipment

 Analog Modules, Inc. (AMI).........................  Design and manufacture of electro-optical products primarily for use in the laser industry

 Inertial Airline Services, Inc. (IAS)..............  Repair and overhaul of inertial navigation systems and other avionics equipment used in commercial,
                                                      military and business aircraft

     In September 2000, the Company sold Trilectron Industries, Inc. (Trilectron), which was formerly a part of the ETG. Trilectron designed and manufactured electronically controlled ground support equipment for aircraft. The sale of this product line is further discussed below and in Note 3 to our Consolidated Financial Statements.

     Our results of operations during the current and prior fiscal years have been affected by a number of significant transactions. This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included or incorporated by reference herein. For further information regarding the acquisitions and strategic alliances discussed below, see Note 2 to our Consolidated Financial Statements. The acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the effective date of acquisition.

     In October 1997, the Company entered into a strategic alliance with Lufthansa, the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa invested approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million paid to HEICO Aerospace pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional Federal Aviation Administration (FAA)-approved replacement parts for jet engines and aircraft. The funds received as a result of the research and development cooperation agreement reduce research and development expenses in the period such expenses are incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for replacement parts on a worldwide basis. In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa invested additional amounts aggregating $21 million pursuant to its option to maintain a 20% equity interest.

     Between December 1998 and June 2000, the Company acquired Rogers-Dierks, Radiant, Air Radio, Leader Tech, Turbine, Thermal, SBIR and Future for an aggregate purchase price of approximately $121 million.

     In April 2001, the Company acquired substantially all of the assets and certain liabilities of Analog Modules, Inc. (AMI) for $15.6 million in cash paid at closing.

     In August 2001, the Company acquired IAS pursuant to a stock purchase agreement, for $20 million in cash and $5 million in HEICO Class A Common shares (289,964 shares) paid at closing. The Company has guaranteed that the resale value of such Class A Common shares will be at least $5 million through August 31, 2002. Should the market value be lower than $5 million by August 31, 2002, the Company would have to pay the difference in cash. Based on the closing market price of the HEICO Class A Common shares on October 31, 2001, the Company would have to pay the seller an additional amount of approximately $1.5 million. In addition, subject to meeting certain earnings targets during the first two years following acquisition, the Company could pay additional consideration of $6 million in cash. Concurrent with the purchase, the Company loaned the seller $5 million which is due August 31, 2002 and is secured by the 289,964 shares of HEICO Class A Common Stock.

     In addition, during fiscal 2001, the Company acquired certain assets and liabilities of other companies, (including Avitech, AFI and Aero Design) with an aggregate purchase price totaling approximately $9 million.

     In September 2000, the Company consummated the sale of all of the outstanding capital stock of HEICO Electronic's wholly-owned subsidiary, Trilectron. In consideration of the sale of Trilectron's capital stock, the Company received an aggregate of $69.0 million in cash and retained certain property having a book value of approximately $1.5 million which was sold in fiscal 2001. The proceeds from the sale were used to pay down the outstanding balance on the Company's Credit Facility.

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

     The sale of Trilectron resulted in a pretax gain in fiscal 2000 of $17,296,000 ($10,542,000 or $.48 per diluted share, net of income tax). The pretax gain is net of expenses of $10.8 million directly related to the transaction. Expenses related to the sale included Board-approved management incentive bonuses, professional service fees, contract indemnification costs, required reserves and miscellaneous costs and expenses. See Note 3 to the Consolidated Financial Statements for further detail of expenses related to the sale.

     In February 2001, the Company, through its subsidiary, HEICO Aerospace entered into a joint venture with AMR Corporation (AMR) to develop, design and sell FAA-approved replacement parts. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of new product research and development costs. The funds received as a result of the new product research and development costs paid by AMR generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by the joint venture, which is 16% owned by AMR. In addition, AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.

     In April 1998, the Company paid a 50% stock distribution in shares of Class A Common Stock. In July 2000 and August 2001, the Company paid 10% stock dividends in shares of Class A Common Stock. All net income per share, dividends per share and common stock outstanding information has been adjusted for all years presented to give retroactive effect to stock distributions and stock dividends.

Results of Operations

  For the periods indicated, the following table sets forth the results of operations, net sales and operating income before and after goodwill amortization by operating segment and the percentage of net sales represented by the respective items including fiscal 2000 and 1999 results as adjusted to exclude the direct results of operations of the Trilectron product line. The Company believes fiscal 2000 and 1999 results as adjusted provide more meaningful information in certain cases for comparing the results of operations in fiscal 2001. Accordingly, certain discussion of fiscal 2001 results below reflects comparisons to the Company's fiscal 2000 results as adjusted to exclude the direct results of operations of Trilectron.

                                                   1999                             2000                       2001
                                    ----------------------------------   -------------------------------    ------------
                                        As Reported      As Adjusted      As Reported      As Adjusted
                                    -----------------   --------------   --------------   --------------
Net sales                               $141,269,000     $104,652,000     $202,909,000     $152,756,000     $171,259,000
                                    -----------------   --------------   --------------   --------------    ------------
Cost of sales                             83,737,000       54,369,000      127,098,000       86,061,000      100,113,000
Selling, general and
   administrative expenses                24,717,000       20,250,000       36,576,000       30,886,000       39,578,000
Write-off of receivables                          --               --        1,312,000        1,312,000          577,000
                                    -----------------   --------------   --------------   --------------    ------------
Total operating costs and expenses       108,454,000       74,619,000      164,986,000      118,259,000      140,268,000
                                    -----------------   --------------   --------------   --------------    ------------
Operating income                        $ 32,815,000     $ 30,033,000     $ 37,923,000     $ 34,497,000     $ 30,991,000
                                    =================   ==============   ==============   ==============    ============
Net sales by segment:
FSG                                     $ 94,617,000     $ 94,617,000     $119,304,000     $119,304,000     $131,621,000
ETG                                       46,652,000       10,035,000       83,605,000       33,452,000       39,638,000
                                    -----------------   --------------   --------------   --------------    ------------
                                        $141,269,000     $104,652,000     $202,909,000     $152,756,000     $171,259,000
                                    =================   ==============   ==============   ==============    ============
Operating income (before
   goodwill amortization):
Flight Support Group                    $ 34,337,000     $ 34,337,000     $ 34,054,000     $ 34,054,000     $ 32,390,000
Electronic Technologies Group              6,603,000        3,666,000       14,144,000       10,478,000        9,734,000
Other, primarily corporate                (4,460,000)      (4,460,000)      (4,162,000)      (4,162,000)      (4,298,000)
                                    -----------------   --------------   --------------   --------------    ------------
                                        $ 36,480,000     $ 33,543,000     $ 44,036,000     $ 40,370,000     $ 37,826,000
                                    =================   ==============   ==============   ==============    ============
Operating income (after
   goodwill amortization):
Flight Support Group                    $ 31,338,000     $ 31,338,000     $ 29,621,000     $ 29,621,000     $ 27,404,000
Electronic Technologies
   Group                                   5,937,000        3,155,000       12,464,000        9,038,000        7,885,000
Other, primarily corporate                (4,460,000)      (4,460,000)      (4,162,000)      (4,162,000)      (4,298,000)
                                    -----------------   --------------    -------------   --------------    ------------
                                        $ 32,815,000     $ 30,033,000     $ 37,923,000     $ 34,497,000     $ 30,991,000
                                    =================   ==============    =============   ==============    ============

Net sales                                      100.0%           100.0%           100.0%           100.0%           100.0%
Gross profit                                    40.7%            48.0%            37.4%            43.7%            41.5%
Selling, general and
   administrative expenses                      17.5%            19.3%            18.0%            20.2%            23.1%
Write-off receivables                             --               --              0.6%             0.9%             0.3%
Operating income                                23.2%            28.7%            18.7%            22.6%            18.1%
Interest expense                                 1.5%             N/A              2.8%             N/A              1.5%
Interest and other income                        0.6%             N/A              0.5%             N/A              0.9%
Gain on sale of product line                      --              N/A              8.5%             N/A               --
Income tax expense                               8.2%             N/A              9.6%             N/A              6.7%
Minority interests                               2.5%             N/A              1.6%             N/A              1.6%
Net income                                      11.6%             N/A             13.0%             N/A              9.2%

Comparison of Fiscal 2001 to Fiscal 2000

Net Sales

  Net sales in fiscal 2001 totaled $171.3 million, up 12% when compared to fiscal 2000 net sales of $152.8 million as adjusted (to exclude Trilectron) in fiscal 2000.

  The increase in sales for fiscal 2001 reflects an increase of $12.3 million (a 10% increase) to $131.6 million from the Company's FSG and an increase of $6.2 million as adjusted (an 18% increase) to $39.6 million in revenues from the Company's ETG. The FSG sales increase primarily represents revenues resulting from an increase in FAA-approved (PMA) replacement parts sales and an increase in component repair and overhaul revenues. PMA replacement parts sales in fiscal 2001 increased over fiscal 2000 primarily as a result of new products while component repair and overhaul revenues increased as a result of the Company's entry into the regional and business aviation maintenance repair and overhaul (MRO) market with the acquisition of Future in June 2000 partially offset by softness in the commercial MRO market. The FSG sales increase includes additional revenue of $9.0 million from businesses acquired during fiscal 2000 (Future) and fiscal 2001 (Avitech and AFI). The FSG's commercial aerospace operations experienced a decline in sales after the September 11, 2001
terrorist attacks discussed below.   The ETG sales increase is primarily
attributed to revenues of $9.8 million resulting from the acquisition of AMI in April 2001 and IAS in August 2001, partially offset by weakness in sales of EMI shielding products of Leader Tech to the electronics and communications industries reflecting the general economic weakness within some of the technology industries.

Gross Profits and Operating Expenses

  The Company's gross profit margins averaged 41.5% for fiscal 2001 as compared to 43.7% as adjusted for fiscal 2000. This decrease reflects lower margins within the FSG contributed by a budgeted increase in new product research and development expenses of $3.5 million resulting from lower new product research and development reimbursements as discussed below and softness within the commercial component repair and overhaul market, partially offset by the impact of higher PMA replacement parts sales. The decrease also reflects lower margins within ETG as a result of lower sales of higher margin EMI shielding products. Cost of sales amounts for fiscal 2001 and 2000 include approximately $5.8 million and $2.3 million, respectively, of new product research and development expenses of HEICO Aerospace. These amounts are net of $700,000 and $5.2 million received from Lufthansa pursuant to the research and development cooperation agreement in fiscal 2001 and 2000, respectively. As of October 31, 2001, the Company has no future reimbursements to be received from Lufthansa under the agreement. The new product research and development expenses for fiscal 2001 are also net of $575,000 receivable from AMR Corporation, parent of American Airlines, under their joint venture agreement with HEICO Aerospace (see Note 2 to consolidated financial statements). FSG's new product research and development expense for fiscal 2002 is expected to increase by approximately $3 million as the Company plans to introduce additional new commercial jet engine and aircraft parts.

  Selling, general and administrative (SG&A) expenses increased $8.7 million to $39.6 million for fiscal 2001 from $30.9 million as adjusted for fiscal 2000. As a percentage of net sales, SG&A expenses increased to 23.1% for fiscal 2001 compared to 20.2% as adjusted for fiscal 2000. The increases in SG&A expenses and SG&A expenses as a percent of net sales are primarily a result of higher marketing costs in the FSG associated with expanding product lines and a $700,000 increase in goodwill amortization primarily resulting from the acquisition of Future and AMI.

  In fiscal 2001 and fiscal 2000, the Company wrote-off receivables of $577,000 and $1,312,000, respectively, as a result of bankruptcy filings by certain
customers.   The charge reduced fiscal 2001 and 2000 net income by $291,000
($.01 per diluted share) and $651,000 ($.03 per diluted share), respectively. There were no significant receivable write-offs resulting from bankruptcies during 1999.

Operating Income

  Operating income decreased $3.5 million to $31.0 million (a 10% decrease) for fiscal 2001 from $34.5 million as adjusted for fiscal 2000. As a percent of net sales, operating income decreased from 22.6% in fiscal 2000 as adjusted to 18.1%
in fiscal 2001.   The decrease in operating income and operating income as a percent of net sales reflects a decrease of $2.2 million (a 7% decrease) from $29.6 million to $27.4 million in the Company's FSG and a decrease of $1.2 million (a 13% decrease) from $9.0 million as adjusted to $7.9 million in the Company's ETG. The FSG's operating income as a percent of net sales declined from 24.8% in fiscal 2000 to 20.8% in fiscal 2001 while the ETG's operating income as a percent of net sales decreased from 27.0% in fiscal 2000 to 19.9% in fiscal 2001. The decrease in FSG operating income and operating income as a percent of net sales in fiscal 2001 was due primarily to the impact of higher PMA replacement parts sales discussed above being more than offset by lower gross profit margins reflecting lower new product research and development reimbursements, higher marketing costs and higher goodwill amortization. Operating income for fiscal 2001 was also affected by softness in the commercial MRO market and the impact of the September 11, 2001 events on commercial airline customers, discussed below. The decrease in ETG operating income and operating income as a percent of net sales was due primarily to lower sales of higher margin EMI shielding products discussed above, partially offset by additional earnings of AMI (acquired April 2001) and IAS (acquired August 2001).

Operating Income before Goodwill

  Operating income before goodwill amortization decreased $2.6 million to $37.8 million for fiscal 2001 from $40.4 million as adjusted for fiscal 2000. The decrease in operating income before goodwill reflects the lower operating income discussed above.

Interest Expense

  Interest expense decreased $3.1 million to $2.5 million from fiscal 2000 to fiscal 2001. The decrease was principally due to a decrease in the outstanding debt balances during the period related to repayment of borrowings on the Company's Credit Facility from the proceeds from the sale of Trilectron and a decrease in interest rates partially offset by additional borrowings to partially fund acquisitions.

Interest and Other Income

  Interest and other income increased by $669,000 to $1.6 million from fiscal 2000 to fiscal 2001 due principally to a pretax gain of $657,000 realized on the sale of property retained in the sale of the Trilectron and a realized gain of $180,000 on the sale of long-term investments.

Income Tax Expense

  The Company's effective tax rate decreased to 38.1% in fiscal 2001 from 38.6% in fiscal 2000, primarily due to a higher tax benefit on export sales partially
offset by higher non-deductible goodwill resulting from acquisitions.   For a
detailed analysis of the provisions for income taxes, see Note 8 to the Consolidated Financial Statements.

Minority Interests

  Minority interests represents the 20% minority interest held by Lufthansa in HEICO Aerospace and the 16% minority interest held by AMR in the joint venture with HEICO Aerospace. Minority interests decreased $499,000 to $2.8 million in fiscal 2001 from $3.3 million in fiscal 2000 mainly due to minority interest income of $342,000 representing AMR's share in the new product research and development costs incurred within the joint venture.

Income from Continuing Operations

  The Company's income from continuing operations was $15.8 million, or $.71 per diluted share, in fiscal 2001. Income from continuing operations in fiscal 2000 was $27.7 million, or $1.27 per diluted share, including the impact of the gain on sale of Trilectron which was $10.5 million ($.48 per diluted share). The decrease in income from continuing operations is primarily due to the gain on the sale of product line in the fourth quarter of fiscal 2000 and the lower operating income discussed above.

  Cash earnings (net income adjusted to exclude goodwill amortization) per diluted share was $.91 in fiscal 2001 and $.97 on income from continuing operations in fiscal 2000 before the Trilectron gain. Including the gain on the sale of Trilectron, cash earnings was $31,745,000, or $1.45 per share, in fiscal 2000. Cash earnings per diluted share is currently a financial indicator used by management to assess results of operations on the basis of operating performance. However, cash earnings per diluted share should not be considered in isolation or as a substitute for measuring performance in accordance with accounting principles generally accepted in the United States. Our calculation of cash earnings per share may be different from the calculation used by others, and therefore comparability may be affected.

Net Income

  The Company's net income was $15.8 million, or $0.71 per diluted share, in fiscal 2001. In fiscal 2000, net income was $26.3 million, or $1.20 per diluted share, including the impact of the gain on sale of Trilectron, which was $10.5 million ($.48 per diluted share). The lower net income in fiscal 2001 is primarily due to the Trilectron gain and the lower operating income discussed above. Trilectron, which was sold in the fourth quarter of fiscal 2000, contributed approximately 5 cents per diluted share to earnings in fiscal 2000.

September 11th Terrorist Attacks

  On September 11, 2001, there were terrorist attacks on New York's World Trade Center towers and on the Pentagon, which involved the hijacking of four U.S. commercial aircraft. In the aftermath of the terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks and many commercial airlines reduced their operating schedules. The overall result of the terrorist attacks was billions in losses to the airline industry.

  While the Company's diversification of its operations beyond commercial aerospace markets has cushioned the impacts of the September 11, 2001 attacks, the Company has seen a directly related decline in sales to the commercial aerospace markets, particularly sales of PMA replacement parts. As a result of the September 11, 2001 events, many of the airlines are accelerating the retirement of their JT8D fleets. Although the Company contemplated these retirements, they are currently expected to occur sooner than previously anticipated. Currently approximately two-thirds of the Company's PMA parts offered for sale are non-JT8D and the Company's strategy is to increase market penetration for its non-JT8D parts. However, revenue from the sale of JT8D PMA parts represented approximately 21% of fiscal 2001 consolidated net sales. The Company has also increased its new product development budget for fiscal 2002 by approximately $3 million (a 50% increase over the FSG's new product development expense in fiscal 2001) and plans to introduce a record number of new commercial jet engine and aircraft replacement parts. Although the Company has experienced a decline in sales to the commercial aerospace market, demand for the Company's defense products and services has accelerated. The Company has also seen an increase in insurance costs following the terrorist attacks; however, the increase in these costs experienced to date are not currently expected to have a significant adverse impact on the Company's results of operations.

Outlook

  The Company is unable to predict when, or if, the commercial aviation market will rebound with certainty, but presently most within the industry expect the commercial markets to rebound in the second half of 2002. Because the Company's products reduce airlines' operating expenses, management believes the Company's sales should recover before many other participants in the commercial aviation industry. The Company believes that its joint ventures with American Airlines and Lufthansa are evidence of how critical the Company is to the airlines' ability to operate cost effectively.

  During the past two years, through a series of acquisitions, the Company has substantially diversified its revenue base so that currently approximately 35% of its revenues are derived from customers outside of commercial aviation. In the fourth quarter of fiscal 2001, approximately 25% of the Company's revenues were derived from defense activities and approximately 10% was derived from medical, electronics and other manufacturing markets. The Company currently expects continued strengthening in its defense markets and low to modest growth in the other markets. The Company has increased its defense-related Operations and Maintenance ("O & M") activities at a time when it appears that the O&M portion of the United States defense budget will receive one of the largest shares of the anticipated spending increase.

  Because of the uncertainties in the commercial aviation market since September 11th and the current weak domestic economy, the Company cannot predict with certainty the near term impact of recent events. The Company believes, however, that its basic strategies will result in long-term growth.

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

  SG&A expenses were $36.6 million for fiscal 2000 and $24.7 million for fiscal 1999. The increase results from the inclusion of SG&A expenses of the newly acquired companies, including additional amortization of goodwill which totaled $6.1 million in fiscal 2000 versus $3.7 million in fiscal 1999, and higher marketing costs. As a percentage of net sales, SG&A expenses remained stable at 18.0% in fiscal 2000 versus 17.5% in fiscal 1999 reflecting continuing efforts to control costs while increasing revenues.

  In fiscal 2000, the Company wrote-off receivables of $1,312,000 as a result of bankruptcy filings by certain customers. These customers contributed sales of approximately $2 million in the first half of fiscal year 2000, substantially all occurring prior to the bankruptcy filings. The charge reduced fiscal net income by $651,000 or $.03 per diluted share, net of income tax. There were no significant receivable write-offs resulting from bankruptcies during 1999.

Operating Income

  Operating income increased $5.1 million to $37.9 million (a 16% increase) for fiscal 2000 from $32.8 million for fiscal 1999. The increase in operating income reflects an increase of $6.6 million (a 110% increase) from $5.9 million to $12.5 million in the Company's ETG offset by a decrease of $1.7 million (a 5% decrease) from $31.3 million to $29.6 million in the Company's FSG. The decrease in FSG operating income in fiscal 2000 was due primarily to the $1.3 million write-off of receivables referenced above and higher new product research and development expense discussed above. The increase in ETG operating income was due primarily to increases in sales and gross profits in the ETG discussed above. Operating income for fiscal 2000 was also affected by softness in certain segments of the aviation aftermarket and the sale of Trilectron in September 2000.

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

Interest and Other Income

  Interest and other income increased by $35,000 to $929,000 from fiscal 1999 to fiscal 2000 due to an increase in invested funds.

Gain on Sale of Product Line

 The gain represents the pretax gain on the aforementioned sale of Trilectron.

Income Tax Expense

  The Company's effective tax rate increased to 38.6% in fiscal 2000 from 36.8% in fiscal 1999, primarily due to lower tax benefit on export sales attributable to the inclusion of the gain on the sale of Trilectron, increased state taxes
and non-deductible goodwill resulting from acquisitions.   For a detailed
analysis of the provisions for income taxes, see Note 8 to the Consolidated Financial Statements.

Minority Interest

  Minority interest represents the 20% minority interest held by Lufthansa, which decreased $304,000 from fiscal 1999 to fiscal 2000 due primarily to lower net income of the FSG and higher corporate expenses allocable to the minority interest.

Income from Continuing Operations

  The Company's income from continuing operations totaled $27.7 million, or $1.27 per diluted share, in fiscal 2000 improving 70% from income from continuing operations of $16.3 million, or $.77 per diluted share, in fiscal 1999.

  The increase in income from continuing operations is primarily due to the gain on the sale of product line and increased operating income partially offset by higher interest expense discussed above.

  The impact of the gain on sale of product line was an increase of $10,542,000 ($0.48 per diluted share) to income from continuing operations in fiscal 2000.

  Cash earnings per diluted share from continuing operations, or income from continuing operations per diluted share before goodwill amortization (adjusted for the after tax impact of goodwill), increased 66% to $1.45 in fiscal 2000 from $.87 in fiscal 1999.

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

Net Income

  The Company's net income totaled $26.3 million, or $1.20 per diluted share, in fiscal 2000, improving 61% from net income of $16.3 million, or $.77 per diluted share, in fiscal 1999.

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

Operating Activities

  Excluding the payment of income taxes on the Trilectron gain, cash flow from operations totaled approximately $24 million in fiscal 2001. Cash flow from operations, including the payment of income taxes on the gain, was $16.5 million for fiscal 2001, principally reflecting net income of $15.8 million, depreciation and amortization and minority interest of $10.6 million and $2.8 million, respectively, offset by an increase in net operating assets of $12.9 million. The increase in net operating assets (current assets used in operations net of current liabilities) primarily resulted from an increase in inventories to meet increased PMA sales and payment of income taxes of approximately $7 million on the fiscal 2000 gain from the sale of Trilectron.

  Cash flow from operations was $12.1 million in fiscal 2000 principally reflecting net income of $26.3 million, adjustments for gain on sale of product line, depreciation and amortization, minority interest, and tax benefits related to stock option exercises of $17.3 million, $9.8 million, $3.3 million and $1.7 million, respectively, offset by an increase in net operating assets of $11.5 million. The increase in net operating assets primarily resulted from an increase in accounts receivable resulting from extended payment terms, and an increase in inventories to meet increased sales orders under certain ETG contracts, as well as increases in income taxes payable and accrued expenses of $7.9 million and $1.2 million, respectively, mainly due to the sale of Trilectron. Excluding cash flow used in the operations of Trilectron prior to its sale, cash flow from operations totaled approximately $21 million in fiscal 2000.

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

Investing Activities

  The principal cash provided by investing activities was $12.4 million and $48.4 million generated in fiscal 2001 and fiscal 2000, respectively, as a result of the sale of Trilectron in fiscal 2000. In addition, the Company received proceeds of $9.2 million in fiscal 2001 from the sale of long-term investments and property that was held for disposition. Cash used in investing activities the last three years was primarily cash used in acquisitions totaling $190.9 million, including $61.2 million in fiscal 2001. For further detail on acquisitions see Notes 2 and 16 to the Consolidated Financial Statements. Capital expenditures totaled $29.8 million primarily representing the purchase of new facilities and expansion of existing production facilities and capabilities.

Financing Activities

  The Company's principal financing activities over the last three years included proceeds from long-term debt of $183.0 million, including $180.5 million from the Company's Credit Facility, proceeds from stock option exercises of $4.8 million and net proceeds from the offering of 3.0 million shares of
Class A Common Stock totaling $56.3 million in fiscal 1999.   In addition, the
Company received $11.9 million in minority interest investments which includes amounts from Lufthansa during fiscal 1999 to maintain its 20% equity position in
the FSG and AMR in fiscal 2001.   The Company repaid $140.6 million of the
outstanding balance on its Credit Facility and other long-term debt. The Company also used an aggregate of $2.7 million to repurchase common stock during fiscal 2000 and fiscal 1999.

  In 1998, the Company entered into a $120 million revolving credit facility with a bank syndicate, which contains both revolving credit and term loan features. The credit facility may be used for working capital and general corporate needs of the Company and to finance acquisitions (generally not in excess of $25.0 million for any single acquisition nor in excess of an aggregate of $25.0 million for acquisitions during any four fiscal quarter period without the requisite approval of the bank syndicate) on a revolving basis through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a period through July 2005. Advances under the credit facility accrue interest, at the Company's option, at a premium (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) over the LIBOR rate or the higher of the prime lending rate and the Federal Funds Rate. The Company is required to maintain certain financial covenants, including minimum net worth, limitations on capital expenditures (excluding expenditures for the acquisition of businesses) and limitations on additional indebtedness. See Note 6 to the consolidated financial statements for further information regarding credit facilities.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 137 and SFAS 138, establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS 133 effective November 1, 2000.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes its revenue recognition policies are in accordance with SAB 101.

  In September 2000, the EITF issued "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). This Issue addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. EITF 00-10 concludes that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for goods provided and should be classified as revenue. In addition, the shipping and handling costs should be included in cost of sales. If shipping costs or handling costs are significant and are not included in cost of sales, the amount and the line item on the income statement that include them should be disclosed. The Company adopted EITF 00-10 in the quarter ended October 31, 2001. The adoption of EITF 00-10 did not have a significant impact on the Company's results of operations.

  In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill has been amortized through the end of fiscal 2001 at which time amortization ceased. The Company is in the process of performing transitional goodwill impairment tests. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Early adoption of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The Company will adopt SFAS 142 effective November 1, 2001. During the year ended October 31, 2001, goodwill amortization was $6,835,000.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model (based on the model in SFAS
121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes
effective, will not be significant.    SFAS 144 is effective for fiscal years
beginning after December 15, 2001 and generally the provisions of the statement will be applied prospectively.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

  Market risk is the risk of loss arising from changes in values of financial instruments, including interest rate risk and liquidity risk. We engage in transactions in the normal course of business that expose us to market risks. The primary market risk to which the Company has exposure is interest rate risk, mainly related to its revolving credit facility and industrial revenue bonds, which had an aggregate outstanding balance of $67 million and $40 million at October 31, 2001 and 2000, respectively. Interest rates on the revolving credit facility borrowings are based on LIBOR plus a variable margin, while interest rates on the industrial development revenue bonds are based on variable rates. Changes in interest rates can affect the Company's net income and cash flows.
In order to manage its interest rate risk, in February 2000, the Company entered into an interest rate swap with a bank pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $20 million for a fixed rate payment obligation of 6.59% for a two-year period ending February 2, 2002. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations. Based on the outstanding debt balance at October 31, 2001 and 2000, a change of 1% in interest rates would cause a change in interest expense of approximately $470,000 and $100,000, respectively, on an annual basis.

  As of October 31, 2001 and 2000, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase of 1% in interest rates would not have a material effect on the Company's financial condition.

Item 8. Financial Statements and Supplementary Data HEICO Corporation and Subsidiaries

                               HEICO CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Independent Auditors' Report.....................................................................    31
Consolidated Balance Sheets at October 31, 2001 and 2000.........................................    32
Consolidated Statements of Operations for the years ended October 31, 2001, 2000 and
  1999...........................................................................................    34
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years
  ended October 31, 2001, 2000 and 1999..........................................................    35
Consolidated Statements of Cash Flows for the years ended October 31, 2001, 2000 and
  1999...........................................................................................    36
Notes to Consolidated Financial Statements.......................................................    37

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of HEICO Corporation:

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the Company) as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
December 21, 2001

                      HEICO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           October 31, 2001 and 2000

                                                                             2001             2000
                                                                         ------------     ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................    $  4,333,000     $  4,807,000
  Accounts receivable, net...........................................      31,506,000       29,553,000
  Receivable from sale of product line (Note 3)......................              --       12,412,000
  Inventories........................................................      52,017,000       34,362,000
  Prepaid expenses and other current assets..........................       5,281,000        2,975,000
  Deferred income taxes..............................................       3,180,000        2,543,000
                                                                         ------------     ------------
          Total current assets.......................................      96,317,000       86,652,000
Property, plant and equipment, net...................................      39,298,000       26,903,000
Intangible assets, net...............................................     183,048,000      152,770,000
Long-term investments................................................              --        5,832,000
Other assets.........................................................       6,977,000        9,575,000
                                                                         ------------     ------------
          Total assets...............................................    $325,640,000     $281,732,000
                                                                         ============     ============

    The accompanying notes are an integral part of these consolidated financial statements.

                      HEICO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           October 31, 2001 and 2000

                                                                                              2001                 2000
                                                                                          ------------         ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt.............................................        $     27,000         $     27,000
 Trade accounts payable...........................................................           7,768,000            5,026,000
 Accrued expenses and other current liabilities...................................          16,443,000           17,872,000
 Income taxes payable.............................................................             564,000            8,258,000
                                                                                          ------------         ------------
        Total current liabilities.................................................          24,802,000           31,183,000
Long-term debt, net of current maturities.........................................          66,987,000           40,015,000
Deferred income taxes.............................................................           2,064,000              417,000
Other non-current liabilities.....................................................           6,173,000            6,922,000
                                                                                          ------------         ------------
        Total liabilities.........................................................         100,026,000           78,537,000
                                                                                          ------------         ------------
Minority interests in consolidated subsidiaries...................................          36,845,000           33,351,000
                                                                                          ------------         ------------
Commitments and contingencies (Notes 2, 3, 6, 7 and 17)
Shareholders' equity:
 Preferred Stock, par value $.01 per share;
  Authorized -- 10,000,000 shares issuable in series, 200,000 designated as Series A Junior Participating Preferred Stock,
  none issued.....................................................................                  --                   --
 Common Stock, $.01 par value; Authorized -- 30,000,000 shares;
  Issued and Outstanding 9,317,453 shares in 2001 and 8,514,056 in 2000...........              93,000               85,000
 Class A Common Stock, $.01 par value; Authorized -- 30,000,000 shares;
  Issued and Outstanding 11,515,779 shares in 2001 and 10,734,620 in 2000
  (as restated)...................................................................             115,000               90,000
 Capital in excess of par value...................................................         150,605,000          111,138,000
 Accumulated other comprehensive loss.............................................            (226,000)            (632,000)
 Retained earnings................................................................          43,830,000           60,614,000
                                                                                          ------------         ------------
                                                                                           194,417,000          171,295,000
 Less: Note receivable from employee savings and investment plan..................            (648,000)          (1,451,000)
       Note receivable secured by Class A Common Stock............................          (5,000,000)                  --
                                                                                          ------------         ------------
       Total shareholders' equity.................................................         188,769,000          169,844,000
                                                                                          ------------         ------------
       Total liabilities and shareholders' equity.................................        $325,640,000         $281,732,000
                                                                                          ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEICO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended October 31, 2001, 2000 and 1999

                                                                           2001                 2000                 1999
                                                                       ------------         ------------         ------------
Net sales......................................................        $171,259,000         $202,909,000         $141,269,000
                                                                       ------------         ------------         ------------
Operating costs and expenses:
Cost of sales..................................................         100,113,000          127,098,000           83,737,000
Selling, general and administrative expenses...................          39,578,000           36,576,000           24,717,000
Write-off of receivables (Note 16).............................             577,000            1,312,000                   --
                                                                       ------------         ------------         ------------

          Total operating costs and expenses...................         140,268,000          164,986,000          108,454,000
                                                                       ------------         ------------         ------------
Operating income...............................................          30,991,000           37,923,000           32,815,000

Interest expense...............................................          (2,486,000)          (5,611,000)          (2,173,000)
Interest and other income......................................           1,598,000              929,000              894,000
Gain on sale of product line...................................                  --           17,296,000                   --
                                                                       ------------         ------------         ------------
Income from continuing operations
   before income taxes and minority interests..................          30,103,000           50,537,000           31,536,000
Income tax expense.............................................          11,480,000           19,509,000           11,606,000
                                                                       ------------         ------------         ------------
Income from continuing operations before minority interests....          18,623,000           31,028,000           19,930,000
Minority interests.............................................           2,790,000            3,289,000            3,593,000
                                                                       ------------         ------------         ------------
Income from continuing operations..............................          15,833,000           27,739,000           16,337,000
Adjustment to gain on sale of discontinued health care opera-
   tions, net of applicable income tax benefit of $208,000.....                  --           (1,422,000)                  --
                                                                       ------------         ------------         ------------
Net income.....................................................        $ 15,833,000         $ 26,317,000         $ 16,337,000
                                                                       ============         ============         ============

Basic per share data:
  Income from continuing operations............................        $        .79         $       1.45         $        .91
  Adjustment to gain on sale of discontinued health care
    operations.................................................                  --                 (.07)                  --
                                                                       ------------         ------------         ------------
  Net income...................................................        $        .79         $       1.38         $        .91
                                                                       ============         ============         ============
Diluted per share data:
  Income from continuing operations............................        $        .71         $       1.27         $        .77
  Adjustment to gain on sale of discontinued health care
    operations.................................................                  --                 (.07)                  --
                                                                       ------------         ------------         ------------
  Net income...................................................        $        .71         $       1.20         $        .77
                                                                       ============         ============         ============
Weighted average number of common shares outstanding:
  Basic........................................................          19,924,962           19,114,323           17,933,070
                                                                       ============         ============         ============
  Diluted......................................................          22,305,365           21,908,473           21,348,139
                                                                       ============         ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      HEICO CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended October 31, 2001, 2000 and 1999

                                                   Class A    Capital in   Accumulated Other
                                         Common     Common     Excess of     Comprehensive   Retained       Notes      Comprehensive
                                          Stock     Stock      Par Value        Loss         Earnings     Receivable       Income
                                        ---------  --------  ------------- ----------------  ---------    -----------  -------------
Balances, October 31, 1998.............  $83,000   $ 41,000  $ 34,474,000   $(1,142,000)     $ 36,649,000  $(2,498,000)
Secondary offering of Class A Common
  shares...............................       --     30,000    56,235,000            --                --           --
Repurchase of stock....................   (1,000)        --    (2,625,000)           --                --           --
Exercise of stock options..............    2,000      2,000     1,335,000            --                --           --
Tax benefit for stock option exercises.       --         --     1,610,000            --                --           --
Payment on note receivable from
 employee savings and investment plan..       --         --            --            --                --      491,000
Cash dividends ($.041 per share).......       --         --            --            --          (708,000)          --
Net income for the year................       --         --            --            --        16,337,000           --  $16,337,000
Unrealized loss on investments, net of
 tax of $721,000.......................       --         --            --    (1,093,000)               --           --   (1,093,000)
                                                                                                                        -----------
Comprehensive income...................       --         --            --            --                --           --  $15,244,000
Other..................................       --         --        65,000            --             2,000           --  ===========
                                         -------   --------  ------------   -----------      ------------  -----------
Balances, October 31, 1999.............   84,000     73,000    91,094,000    (2,235,000)       52,280,000   (2,007,000)
10% Common and Class A stock dividend
   paid in Class A shares..............       --     15,000    17,125,000            --       (17,158,000)          --
Repurchase of stock....................       --         --      (105,000)           --                --           --
Exercise of stock options..............    1,000      2,000       978,000            --                --           --
Tax benefit for stock option exercises.       --         --     1,736,000            --                --           --
Payment on note receivable from
 employee savings and investment plan..       --         --            --            --                --      556,000
Cash dividends ($.044 per share).......       --         --            --            --          (828,000)          --
Net income for the year................       --         --            --            --        26,317,000           --  $26,317,000
Unrealized gain on investments, net of
 tax of $998,000.......................       --         --            --     1,603,000                --           --    1,603,000
                                                                                                                        -----------
Comprehensive income...................       --         --            --            --                --           --  $27,920,000
                                                                                                                        ===========
Other..................................       --         --       310,000            --             3,000           --
                                         -------   --------  ------------   -----------      ------------   ----------
Balances, October 31, 2000.............   85,000     90,000   111,138,000     (632,000)        60,614,000   (1,451,000)

10% Common and Class A stock dividend
   paid in Class A shares..............       --     19,000    31,648,000            --       (31,709,000)          --
Shares issued in connection with the
   acquisition  (Note 2)...............       --      3,000     4,997,000            --                --   (5,000,000)
Exercise of stock options..............    8,000      3,000     2,420,000            --                --           --
Tax benefit for stock option exercises.       --         --       334,000            --                --           --
Payment on note receivable from
 employee savings and investment plan..       --         --            --            --                --      803,000
Cash dividends ($.045 per share).......       --         --            --            --          (900,000)          --
Net income for the year................       --         --            --            --        15,833,000           --  $15,833,000
Unrealized gain on investments, net of
 tax of $394,000.......................       --         --            --       632,000                --           --      632,000
Unrealized loss on interest rate swap,
 net of tax of $144,000................       --         --            --      (226,000)               --           --     (226,000)
                                                                                                                        -----------
Comprehensive income...................       --         --            --            --                --           --  $16,239,000
                                                                                                                        ===========
Other..................................       --         --        68,000            --            (8,000)          --
                                         -------   --------  ------------   -----------      ------------  -----------
Balances, October 31, 2001.............  $93,000   $115,000  $150,605,000   $  (226,000)     $ 43,830,000  $(5,648,000)
                                         =======   ========  ============   ===========      ============  ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                      HEICO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended October 31, 2001, 2000 and 1999

                                                                                      2001           2000           1999
                                                                                  ------------   ------------   -------------
Cash flows from operating activities:
Net income......................................................................  $ 15,833,000   $ 26,317,000   $  16,337,000
Adjustments to reconcile net income to cash provided by operating activities:
  Gain on sale of product line..................................................            --    (17,296,000)             --
  Gain on sale of property held for disposition.................................      (657,000)            --              --
  Gain on sale of investments...................................................      (180,000)            --              --
  Depreciation and amortization.................................................    10,588,000      9,775,000       6,289,000
  Deferred income taxes.........................................................       760,000       (175,000)         31,000
  Deferred financing costs......................................................            --          8,000              --
  Minority interests in consolidated subsidiaries...............................     2,790,000      3,289,000       3,593,000
  Tax benefit on stock option exercises.........................................       334,000      1,736,000       1,610,000
  Change in assets and liabilities, net of acquisitions and dispositions:
    Decrease (increase) in accounts receivable..................................     1,194,000    (11,569,000)     (5,442,000)
    Increase in inventories.....................................................    (6,773,000)    (7,471,000)    (12,209,000)
    Increase in prepaid expenses and other current assets.......................      (329,000)    (1,662,000)       (393,000)
    Increase in trade payables, accrued expenses and
      other current liabilities.................................................     1,154,000      1,159,000         231,000
    (Decrease) increase in income taxes payable.................................    (8,147,000)     7,866,000        (569,000)
    Other.......................................................................       (37,000)       155,000         134,000
                                                                                  ------------   ------------   -------------
Net cash provided by operating activities.......................................    16,530,000     12,132,000       9,612,000
                                                                                  ------------   ------------   -------------
Cash flows from investing activities:
Acquisitions, net of cash acquired..............................................   (61,207,000)   (24,799,000)   (104,861,000)
Proceeds from sale of product line, net of expenses.............................            --     44,377,000              --
Proceeds from receivable from sale of product line..............................    12,412,000      4,000,000              --
Proceeds from property held for disposition.....................................     2,157,000             --              --
Capital expenditures............................................................    (6,927,000)    (8,665,000)    (14,217,000)
Net change in long-term investments.............................................     7,039,000             --      (2,366,000)
Payment received from employee savings and investment plan note
  receivable....................................................................       803,000        556,000         491,000
Other...........................................................................      (160,000)      (724,000)       (517,000)
                                                                                  ------------   ------------   -------------
Net cash (used in) provided by investing activities.............................   (45,883,000)    14,745,000    (121,470,000)
                                                                                  ------------   ------------   -------------
Cash flows from financing activities:
Proceeds from the issuance of long-term debt:
  Revolving credit facility.....................................................    56,000,000     29,000,000      95,500,000
  Other.........................................................................            --      1,167,000       1,349,000
Principal payments on long-term debt............................................   (29,028,000)   (58,381,000)    (53,187,000)
Proceeds from Class A Common Stock offering, net................................            --             --      56,265,000
Minority interest investments...................................................       414,000             --      11,537,000
Proceeds from the exercise of stock options.....................................     2,431,000        981,000       1,339,000
Repurchases of common stock.....................................................            --       (105,000)     (2,626,000)
Cash dividends paid (including fractional Class A share payments
   of $41,000 and $18,000 in 2001 and 2000, respectively).......................      (941,000)      (846,000)       (708,000)
Other...........................................................................         3,000         83,000        (189,000)
                                                                                  ------------   ------------   -------------
Net cash provided by (used in) financing activities.............................    28,879,000    (28,101,000)    109,280,000
                                                                                  ------------   ------------   -------------
Net decrease in cash and cash equivalents.......................................      (474,000)    (1,224,000)     (2,578,000)
Cash and cash equivalents at beginning of year..................................     4,807,000      6,031,000       8,609,000
                                                                                  ------------   ------------   -------------
Cash and cash equivalents at end of year........................................  $  4,333,000   $  4,807,000   $   6,031,000
                                                                                  ============   ============   =============


  The accompanying notes are an integral part of these consolidated financial statements.

                      HEICO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the years ended October 31, 2001, 2000 and 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

     HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace) and HEICO Electronic Technologies Corp. (HEICO Electronic) and their subsidiaries (collectively, the Company), is principally engaged in the design, manufacture and sale of aerospace, defense and electronics related products and services throughout the United States and internationally. HEICO Aerospace's subsidiaries include HEICO Aerospace Corporation, Jet Avion Corporation (Jet Avion), LPI Industries Corporation
(LPI), Aircraft Technology, Inc. (Aircraft Technology), Northwings Accessories Corporation (Northwings), McClain International, Inc. (McClain), Associated Composite, Inc. (ACI), Rogers-Dierks, Inc. (Rogers-Dierks), Air Radio & Instruments Corp. (Air Radio), Turbine Kinetics, Inc. (Turbine), Thermal Structures, Inc. (Thermal), Future Aviation, Inc. (Future), Avitech Engineering Corporation (Avitech) acquired August 2001, HEICO Aerospace Parts Corp. (HAPC) a company formed September 2001 and Aviation Facilities, Inc. (AFI) acquired October 2001. HEICO Electronic's subsidiaries include Radiant Power Corp. (Radiant Power), Leader Tech, Inc. (Leader Tech), Santa Barbara Infrared, Inc.
(SBIR), Analog Modules, Inc. (Analog Modules) acquired April 2001, Aero Design, Inc. (Aero Design) acquired June 2001 and Inertial Airline Services (IAS) acquired August 2001. Trilectron Industries, Inc. (Trilectron), which was sold September 2000, was formerly a subsidiary of HEICO Electronic. For further detail of acquired and sold subsidiaries discussed above, see Notes 2 and 3. The Company's customer base is primarily the commercial airline, defense and electronics industries. As of October 31, 2001, the Company's principal operations are located in Atlanta, Georgia; Anacortes, Washington; Glastonbury, Connecticut; Corona, Hayward, and Santa Barbara, California; Cleveland, Ohio and Hollywood, Miami, Tampa, Titusville, Naples, Orlando and Sarasota, Florida.

Basis of presentation

     The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, of which a 20% interest was sold to Lufthansa Technik AG (Lufthansa) in October 1997. In addition, HEICO Aerospace consolidates a joint venture formed in February 2001, which is 16% owned by American Airlines' parent company, AMR Corporation (AMR) (Note 2). All significant intercompany balances and transactions are eliminated.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Buildings and components......................  7 to 55 years
      Building and leasehold improvements...........  3 to 15 years
      Machinery and equipment.......................  3 to 20 years

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

      Excess of cost over the fair market value of net
       assets acquired.....................................   20 to 40 years
      Deferred charges.....................................   3 to 20 years

     The Company reviews the carrying value of the excess of cost over the fair value of net assets acquired (goodwill) for impairment whenever events or changes in circumstances indicate that it may not be recoverable. An impairment would be recognized in operating results, based upon the difference between each consolidated entities' respective present value of future cash flows and the carrying value of the goodwill, if a permanent diminution in value were to occur. As of October 31, 2001, the Company determined there has been no impairment of goodwill.

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

Revenue recognition

     Revenue is recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated are recognized on the percentage of completion method, measured by the cost-to-cost method. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. For contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts were not material except as noted in the unaudited quarterly financial information presented in Note 14 to the Financial Statements. Revenues earned from rendering services represented less than 10% of consolidated net sales for all periods presented.

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

Stock based compensation

  The Company measures compensation cost for stock options using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue using the accounting methods prescribed by APB No. 25 and to provide in Note 12 the proforma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123.

Contingencies

  Losses for contingencies such as product warranties, litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

New accounting standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 137 and SFAS 138, establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS 133 effective November 1, 2000.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In October 2000, the staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes its revenue recognition policies are in accordance with SAB 101.

  In September 2000, the EITF issued "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). This Issue addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. EITF 00-10 concludes that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for goods provided and should be classified as revenue. In addition, the shipping and handling costs should be included in cost of sales. If shipping costs or handling costs are significant and are not included in cost of sales, the amount and the line item on the income statement that include them should be disclosed. The Company adopted EITF 00-10 in the quarter ended October 31, 2001. The adoption of EITF 00-10 did not have a significant impact on the Company's results of operations.

  In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill has been amortized through the end of fiscal 2001 at which time amortization ceased. The Company is in the process of performing a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Early adoption of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The Company will adopt SFAS 142 effective November 1, 2001. During the year ended October 31, 2001, goodwill amortization was $6,835,000.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model (based on the model in SFAS
121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and generally the provisions of the statement will be applied prospectively.

2. ACQUISITIONS AND STRATEGIC ALLIANCES

Acquisitions

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

  In connection with the Rogers-Dierks acquisition, the Company paid $1.1 million of deferred payments over the two-year period ended October 31, 2001. As a result of Rogers-Dierks meeting earnings objectives, the Company paid a total of $5.9 million in additional purchase consideration between fiscal 2000 and fiscal 2001 to the former shareholders. Rogers-Dierks formerly designed and manufactured FAA-approved, factory-new jet engine replacement parts for sale to commercial airlines. The Company has continued to use the acquired assets for the same purposes as formerly used by Rogers-Dierks. The Radiant Power product line includes back-up power supplies and battery packs for a variety of aircraft applications. Turbine is engaged in the design and manufacture of FAA-approved, factory-new replacement parts. Air Radio is engaged in the overhaul and repair of avionics, instruments and electronic equipment for commercial aircraft. As a result of meeting certain earnings objectives, the former shareholders of Air Radio received additional consideration of $1.25 million in fiscal 2000 under the terms of the acquisition. Leader Tech manufactures electromagnetic and radio frequency shielding for circuit boards primarily utilized in telecommunications, computer, aerospace and microwave applications. SBIR is an international designer and manufacturer of aerospace and defense infrared simulation and ground test equipment. The former shareholders of SBIR received additional consideration of $3.6 million in fiscal 2001 as part of the final purchase price adjustment.

  In June 1999, the Company, through HEICO Aerospace, acquired all of the outstanding capital stock of Thermal. Thermal manufactures thermal insulation products and related components primarily for aerospace and defense applications. In consideration of this acquisition, the Company paid approximately $28.9 million in cash, and assumed approximately $4 million in debt. The assumed debt was repaid by the Company at closing. Subject to meeting certain earnings objectives, one of Thermal's selling shareholders would receive additional consideration of up to $1 million over the three years following the acquisition date. As of the end of fiscal 2001, Thermal's selling shareholders have received additional consideration of $300,000. The source of the purchase price was proceeds from the Company's Credit Facility. Subsequent to the closing of the transaction, Lufthansa made an additional investment of $6.7 million in HEICO Aerospace pursuant to Lufthansa's option to maintain its 20% equity interest in HEICO Aerospace.

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

  In August 2001, the Company, through a subsidiary, acquired Inertial Airline Services, Inc. (IAS) pursuant to a stock purchase agreement, for $20 million in cash and $5 million in HEICO Class A Common shares (289,964 shares) paid at closing. The Company has guaranteed that the resale value of such Class A Common shares will be at least $5 million through August 31, 2002. Should the market value be lower than $5 million by August 31, 2002, the Company would have to pay the difference in cash. Based on the closing market price of the HEICO Class A Common shares on October 31, 2001, the Company would have to pay the seller an additional amount of approximately $1.5 million. In addition, subject to meeting certain earnings targets during the first two years following acquisition, the Company could pay additional consideration of $6 million in cash. Concurrent with the purchase, the Company loaned the seller $5 million which is due August 31, 2002 and is secured by the 289,964 shares of HEICO Class A Common Stock. The loan is reflected as a reduction in the equity section of the Company's consolidated balance sheet as note receivable secured by Class A Common Stock. The source of the purchase price, including the loan, was proceeds from the Company's Credit Facility. IAS is engaged primarily in the repair and overhaul of inertial navigation systems and other avionics equipment which are used by commercial, military and business aircraft.

  During fiscal 2001, the Company, through subsidiaries, also acquired certain assets and liabilities of other companies (including Avitech, AFI and Aero Design) with individually insignificant purchase prices and an aggregate totaling approximately $9 million. These acquisitions are in the business of design and manufacture of

FAA-approved replacement parts except Avitech which is an aircraft accessory components repair and overhaul facility.

  Had the fiscal 2001 acquisitions been acquired as of the beginning of fiscal 2001, the proforma consolidated results would not have been materially different from the reported results.

  All of the acquisitions described above were accounted for using the purchase method of accounting and the results of each company were included in the Company's results from their effective purchase dates. The costs of each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as determined by management (See Note 16 - Supplemental disclosures of cash flow information). The excess of the purchase prices over the fair value of the identifiable net assets acquired aggregated approximately $37.6 million, $20.0 million, and $92.6 million in fiscal 2001, 2000, and 1999, respectively, and have been amortized over a range of 20 to 30 years using the straight-line method for all acquisitions through June 30, 2001. The fiscal 2001 excess of purchase prices over the fair value of identifiable net assets acquired includes $31.9 million related to HEICO Electronic acquisitions and $5.7 million related to HEICO Aerospace acquisitions. These amounts are deductible for income tax purposes.

  For acquisitions subsequent to June 30, 2001 (IAS, Avitech, and AFI) the allocation of the purchase price is preliminary while management obtains final information regarding the fair value of assets acquired and liabilities assumed. Although the allocation and amortization periods are subject to adjustment, the Company does not expect that such adjustment will have a material effect on the consolidated financial statements. In accordance with SFAS 142, goodwill related to these acquisitions is not being amortized. Effective November 1, 2001, goodwill for all acquisitions will be tested for impairment annually, or more frequently if circumstances indicate potential impairment.

Strategic alliances and sale of minority interests in consolidated subsidiaries

  In October 1997, the Company entered into a strategic alliance with Lufthansa, the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa invested approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million paid to HEICO Aerospace pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional FAA-approved replacement parts. The funds received as a result of the research and development cooperation agreement reduce research and development expenses in the period such expenses are incurred (Note 16). In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine parts on a worldwide basis. In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa invested additional amounts aggregating $21 million pursuant to its option to maintain a 20% equity interest.

  In February 2001, the Company, through its subsidiary HEICO Aerospace, entered into a joint venture with AMR to develop, design and sell FAA-approved replacement parts. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of new product research and development costs. The funds received as a result of the new product research and development costs paid by AMR generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by the joint venture, which is 16% owned by AMR. In addition, AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.

3. SALE OF PRODUCT LINE

  In September 2000, the Company consummated the sale of all of the outstanding capital stock of HEICO Electronic's wholly-owned subsidiary, Trilectron, to a subsidiary of Illinois Tool Works Inc. In consideration of the sale of Trilectron's capital stock, the Company received $52,500,000 in cash, an unsecured non-interest bearing promissory note for $12.0 million payable in three equal installments over 90 days, a purchase price adjustment of $4.5 million based on the net worth of Trilectron as of the closing date of the sale, and retained certain property having a book value of approximately $1.5 million which was sold in fiscal 2001. The proceeds from the sale were used to pay down the outstanding balance on the Company's Credit Facility.

  The sale of Trilectron did not meet the requirements for classification as a discontinued operation in accordance with APB No. 30 because its activities could not be clearly distinguished, physically and operationally and for financial reporting purposes, from the other assets, results of operations, and activities of the Company's Electronic Technologies Group (ETG) operating segment of which it was a part. Trilectron was managed as part of the ETG and the ETG was treated as a single operating segment. The ETG shared facilities, staff, information technology processing and other centrally provided services with no allocation of costs and interest expense between the divisions within the ETG. Accordingly, the sale was reported as a sale of a product line and Trilectron's results of operations through the date of the closing have been reported in the Company's consolidated statements of operations.

  The sale of Trilectron resulted in a pretax gain in fiscal 2000 of $17,296,000 ($10,542,000 or $.48 per diluted share, net of income tax). The pretax gain is net of expenses of $10.8 million directly related to the transaction.

  A summary of the components of the expenses of the sale of the Trilectron product line are as follows:

               Bonuses and related costs                  $  6,700,000 (a)
               Professional service fees                     2,500,000 (b)
               Contract indemnification, reserves and
                 miscellaneous costs and expenses            1,600,000 (c)
                                                          ------------
                    Total expenses of sale                $ 10,800,000
                                                          ============

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

  The receivable from sale of product line of $12,412,000 reported in the October 31, 2000 consolidated balance sheet was fully collected in fiscal 2001.

4. ADJUSTMENT TO GAIN ON SALE OF DISCONTINUED OPERATIONS

  In January 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service (IRS) of the Company's fiscal 1995 and 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to partially offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. In fiscal 2000, the Company reached a settlement pursuant to which the IRS conceded one-third of the original tax adjustment. Accordingly, the additional taxes and related interest, aggregating $1.4 million ($.07 per diluted share) is reflected as adjustment to gain on sale of discontinued health care operations in the consolidated statement of operations.

5. INVESTMENTS

     Long-term investments consisted of equity securities with an aggregate cost of $6,858,000 as of October 31, 2000. These investments were classified as available-for-sale and stated at a fair value of $5,832,000 as of October 31, 2000. The Company sold the long-term investments during fiscal 2001 with pre-tax realized gains of $180,000 calculated using the average cost method. The gross unrealized loss was $1,026,000 as of October 31, 2000. The gross unrealized loss, net of deferred taxes, is reflected as a component of comprehensive income. There were no realized gains or losses during fiscal 2000 and 1999.

6. CREDIT FACILITIES AND LONG-TERM DEBT

     Long-term debt consists of:

                                                                                                October 31,
                                                                                       -----------------------------
                                                                                           2001              2000
                                                                                       -----------       -----------
Borrowings under revolving credit facility......................................       $65,000,000       $38,000,000
Industrial Development Revenue Refunding Bonds -- Series 1988...................         1,980,000         1,980,000
Equipment loans.................................................................            34,000            62,000
                                                                                       -----------       -----------
                                                                                        67,014,000        40,042,000
Less current maturities.........................................................           (27,000)          (27,000)
                                                                                       -----------       -----------
                                                                                       $66,987,000       $40,015,000
                                                                                       ===========       ===========

     The amount of long-term debt maturing in each of the next five years is $27,000 in fiscal 2002, $8,131,000 in fiscal 2003, $32,501,000 in fiscal 2004,
$24,375,000 in fiscal 2005, $0 in fiscal 2006 and $1,980,000 thereafter. The amount of long-term debt maturing in each of the next five years assumes the outstanding borrowings under the revolving credit facility of $65,000,000 will be converted to term loans in July 2003 and amortized over a two-year period in accordance with the terms of the facility.

Revolving credit facility

     In July 1998, the Company entered into a $120 million credit facility (Credit Facility) with a bank syndicate. Funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a period through July 2005. Outstanding borrowings bear interest at the Company's choice of prime rate or London Interbank Offering Rates (LIBOR) plus applicable margins. The applicable margins range from .00% to .50% for prime rate borrowings and from .75% to 2.00% for LIBOR based borrowings depending on the leverage ratio of the Company. A fee of
 .20% to .40% is charged on the amount of the unused commitment depending on the leverage ratio of the Company. The Credit Facility is secured by all the assets, excluding real estate, of the Company and its subsidiaries and contains covenants which, among other things, requires the maintenance of certain working capital, leverage and debt service ratios as well as minimum net worth requirements. At October 31, 2001 and 2000, the Company had a total of $65 million and $38 million borrowed under the Credit Facility at weighted average interest rates of 3.4% and 7.6%, respectively. The amounts were borrowed to partially fund acquisitions (Note 2).

Interest rate swap

     In order to manage its interest rate risk related to its revolving credit facility borrowings which has interest based on LIBOR plus a variable margin (see above), the Company has an interest rate swap agreement with a bank expiring February 2002. This allows the Company to reduce the effects (positive or negative) of interest rate changes on operations. The Company has designated the interest rate swap as a hedge of the variability of cash flows to be received or paid related to a recognized liability (cash flow hedge). Changes in the fair value of the interest rate swap, which is considered effective, are recorded as a component of other comprehensive income and reclassified into earnings to the extent the hedge, or a part thereof, becomes ineffective.

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

  The cumulative effect on the accumulated other comprehensive income of the Company's derivative instruments and hedging activities discussed above as of November 1, 2000 was not significant and as of October 31, 2001 was a loss of $226,000 (net of $144,000 in income tax benefit).

Industrial development revenue bonds

  The industrial development revenue bonds outstanding October 31, 2001 represent bonds issued by Broward County, Florida in 1988 (the 1988 bonds). The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (2.05% and 4.25% at October 31, 2001 and 2000, respectively). The 1988 bonds as amended are secured by a letter of credit expiring February 2004 and a mortgage on the related properties pledged as collateral.

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

  Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

  Year ending October 31,
  2002.........................................................      $2,341,000
  2003.........................................................       2,021,000
  2004.........................................................         988,000
  2005.........................................................         628,000
  2006.........................................................         328,000
  Thereafter...................................................         900,000
                                                                     ----------
  Total minimum lease commitments..............................      $7,206,000
                                                                     ==========

  Total rent expense charged to operations for operating leases in fiscal 2001, fiscal 2000 and fiscal 1999 amounted to $2,217,000, $2,041,000 and $976,000, respectively.

8. INCOME TAXES

  The provision for income taxes on income from continuing operations for each of the three years ended October 31 was as follows:

                                                                  2001             2000              1999
                                                               -----------      -----------       -----------
  Current:
    Federal.............................................       $ 9,611,000      $17,690,000       $10,540,000
    State...............................................         1,109,000        1,994,000         1,035,000
                                                               -----------      -----------       -----------
                                                                10,720,000       19,684,000        11,575,000
  Deferred..............................................           760,000         (175,000)           31,000
                                                               -----------      -----------       -----------
  Total income tax expense..............................       $11,480,000      $19,509,000       $11,606,000
                                                               ===========      ===========       ===========

  A deferred tax charge of $250,000, a deferred tax charge of $998,000 and deferred tax benefit of $721,000, relating to unrealized gains and losses on the interest rate swap and long-term investments were recorded as adjustments to shareholders' equity in fiscal 2001, 2000 and 1999, respectively.

  In connection with its acquisitions, the Company assumed net deferred tax assets of $37,000 in fiscal 2000 and net deferred liabilities of $295,000 in fiscal 1999. No deferred tax assets or liabilities were assumed in fiscal 2001.

  The following table reconciles the federal statutory tax rate to the Company's effective tax rate from continuing operations:

                                                                                     2001      2000      1999
                                                                                     ----      ----      ----
     Federal statutory tax rate...............................................       35.0%     35.0%     35.0%
     State taxes, less applicable federal income tax reduction................        2.6       2.5       2.1
     Net tax benefits on export sales.........................................       (2.4)     (1.4)     (2.0)
     Nondeductible amortization of intangible assets..........................        2.7       1.6       1.3
     Other, net...............................................................         .2        .9        .4
                                                                                     ----      ----      ----
               Effective tax rate.............................................       38.1%     38.6%     36.8%
                                                                                     ====      ====      ====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 2001 and 2000 are as follows:

                                                                                        October 31,
                                                                              -------------------------------
                                                                                  2001                2000
                                                                              -----------         -----------
 Deferred tax assets:
 Inventories...........................................................       $ 1,296,000         $   660,000
 Bad debt allowances...................................................           468,000             254,000
 Deferred compensation liability.......................................         1,650,000           1,616,000
 Vacation accruals.....................................................           253,000             138,000
 Customer rebates and credits..........................................           480,000             267,000
 Retirement plan liability.............................................           226,000             228,000
 Warranty accruals.....................................................           327,000             280,000
 Unrealized loss on interest rate swap/investments.....................           145,000             394,000
 Accrued items related to sale of product line.........................           720,000           1,073,000
 Other.................................................................           133,000             158,000
                                                                              -----------         -----------
           Total deferred tax assets...................................         5,698,000           5,068,000
                                                                              -----------         -----------
 Deferred tax liabilities:
 Accelerated depreciation..............................................         1,120,000             635,000
 Intangible asset amortization.........................................         3,201,000           2,054,000
 Other.................................................................           261,000             253,000
                                                                              -----------         -----------
           Total deferred tax liabilities..............................         4,582,000           2,942,000
                                                                              -----------         -----------
           Net deferred tax asset......................................         1,116,000           2,126,000
           Less current portion........................................        (3,180,000)         (2,543,000)
                                                                              -----------         -----------
           Net deferred tax liability, long-term portion...............       $(2,064,000)        $  (417,000)
                                                                              ===========         ===========

9. STOCK DIVIDENDS

  In June 2000 and July 2001, the Board of Directors declared 10% stock dividends on all shares outstanding, payable in Class A Common shares. The dividend was paid on July 21, 2000 and August 21, 2001 to shareholders of record July 10, 2000 and August 10, 2001, respectively. The 10% dividend was valued based on the closing market price of the Company's Class A Common stock as of the day prior to the declaration date. All income per share, dividend per share, price per share, exercise price, stock options and common shares outstanding information has been retroactively restated to reflect stock dividends and splits.

10. PREFERRED STOCK PURCHASE RIGHTS PLAN

  In 1993, pursuant to a plan adopted by the Board of Directors on such date, the Board declared a distribution of one Preferred Stock Purchase Right (the Rights) for each outstanding share of common stock of the Company. The Rights trade with the common stock and are not exercisable or transferable apart from the Common Stock and Class A Common Stock until after a person or group either acquires 15% or more of the outstanding common stock or commences or announces an intention to commence a tender offer for 30% or more of the outstanding common stock. Absent either of the aforementioned events transpiring, the Rights will expire at the close of business on November 2, 2003.

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

11. COMMON STOCK AND CLASS A COMMON STOCK

  In February and March 1999, the Company completed, through a public offering, the issuance of an aggregate of 3,622,801 shares of Class A Common Stock, including over-allotment options granted to the underwriters. The net proceeds of the offering to the Company were $56.3 million. A portion of the proceeds of the offering were used to repay the outstanding balance under the Company's Credit Facility and to acquire Air Radio and Turbine (Note 2). The remaining proceeds were used for working capital and general corporate purposes.

  In accordance with the Company's share repurchase program, 96,300 and 56,039 shares of Common Stock and Class A Common Stock, respectively, were repurchased in fiscal 1999 at a total cost of approximately $2.6 million. In fiscal 2000, 6,600 shares of Common Stock were repurchased at a total cost of approximately $105,000. No shares were repurchased in fiscal 2001.

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

12. STOCK OPTIONS

  The Company currently has two stock option plans, the 1993 Stock Option Plan (1993 Plan) and the Non-Qualified Stock Option Plan (NQSOP). A total of 2,038,332 Common and 2,307,990 Class A Common shares of the Company's stock are reserved for issuance to directors, officers and key employees as of October 31, 2001. Options issued under the 1993 Plan may be designated incentive stock options (ISO) or non-qualified stock options (NQSO). ISOs are granted at not less than 100% of the fair market value at the date of grant (110% thereof in certain cases) and are exercisable in percentages specified at date of grant over a period up to ten years. Only employees are eligible to receive ISOs. NQSOs may be granted at less than fair market value and may be immediately exercisable. Options granted under the NQSOP may be granted to directors, officers and employees at no less than the fair market value at the date of grant and are generally exercisable in four equal annual installments commencing one year from date of grant.

  All stock option share and price per share information has been retroactively restated for stock dividends and splits.

  Information concerning all of the stock option transactions for the three years ended October 31, 2001 is as follows:

                                                                                         Shares Under Option
                                                                Shares            ----------------------------------
                                                              Available                                Price
                                                              For Option            Shares           Per Share
                                                              ----------          ----------   ---------------------
  Outstanding, October 31, 1998.........................         277,266           5,042,948     $ 1.20 --  $25.32
  Additional shares approved by shareholders
    for 1993 Stock Option Plan..........................         726,000                  --                    --
  Shares approved by Board of Directors for
   grant to former shareholders of SBIR.................         458,893                  --                    --
  Granted...............................................      (1,077,021)          1,077,021     $16.71 --  $21.44
  Cancelled.............................................          31,878             (32,333)    $ 1.61 --  $24.11
  Exercised.............................................              --            (510,187)    $ 1.61 --  $ 9.65
                                                              ----------          ----------     -----------------
  Outstanding, October 31, 1999.........................         417,016           5,577,449     $ 1.20 --  $25.32
  Granted...............................................        (338,377)            338,377     $ 9.82 --  $13.43
  Cancelled.............................................         727,339            (760,340)    $ 3.35  -- $24.11
  Exercised.............................................              --            (208,196)    $ 1.61 --  $ 9.65
                                                              ----------          ----------     -----------------
  Outstanding, October 31, 2000.........................         805,978           4,947,290     $ 1.20 --  $25.32
  Shares approved by Board of Directors for
   grant to former shareholders of SBIR.................         229,900                  --                    --
  Granted...............................................        (995,200)            995,200     $ 9.54 --  $15.54
  Cancelled.............................................         153,370            (415,406)    $ 6.11  -- $24.11
  Exercised.............................................              --          (1,374,810)    $ 1.40 --  $13.43
                                                              ----------          ----------     -----------------
  Outstanding, October 31, 2001.........................         194,048           4,152,274     $ 1.20 --  $25.32
                                                              ==========          ==========

  Summary of shares available for option and shares under option by class of common stock is as follows:

                                                                                         Shares Under Option
                                                                Shares            ----------------------------------
                                                              Available                                Price
                                                              For Option            Shares           Per Share
                                                              ----------          ----------   ---------------------
  Common Stock.........................................         532,869            2,358,403      $1.20 --  $25.32
  Class A Common Stock.................................         273,109            2,588,887      $1.20 --  $24.11
                                                                -------            ---------
  Outstanding, October 31, 2000                                 805,978            4,947,290
                                                                =======            =========

  Common Stock.........................................          29,819            2,008,513      $1.20 --  $25.32
  Class A Common Stock.................................         164,229            2,143,761      $1.20 --  $24.11
                                                                -------            ---------
  Outstanding, October 31, 2001                                 194,048            4,152,274
                                                                =======            =========

  Information concerning stock options outstanding and exercisable by class of common stock as of October 31, 2001 is as follows:

                                                Common Stock

                                          Weighted              Weighted Average                      Weighted
   Range of             Options           Average                  Remaining            Options       Average
Exercise Prices       Outstanding      Exercise Price       Contractual Life (Years)  Exercisable  Exercise Price
---------------       -----------      --------------       ------------------------  -----------  --------------
  $ 1.20 - $ 2.75         600,138          $ 1.81                     2.0                600,138       $ 1.81
  $ 2.76 - $ 6.05         336,465            3.85                     3.8                334,965         3.85
  $ 6.06 - $10.22         365,008            8.32                     5.5                334,215         8.26
  $10.23 - $25.32         706,902           15.64                     9.2                216,501        16.11
                        ---------          ------                     ---              ---------       ------
                        2,008,513          $ 8.21                     5.5              1,485,819       $ 5.80
                        =========          ======                     ===              =========       ======

                                              Class A Common Stock

                                          Weighted             Weighted Average                       Weighted
    Range of            Options           Average                  Remaining            Options       Average
Exercise Prices       Outstanding      Exercise Price       Contractual Life (Years)  Exercisable  Exercise Price
---------------       -----------      --------------       ------------------------  -----------  --------------
  $ 1.20 - $ 2.75         495,708          $ 1.82                     2.0                495,708       $ 1.82
  $ 2.76 - $ 6.05         276,345            3.86                     3.8                275,122         3.85
  $ 6.06 - $10.22         358,288            8.54                     6.0                277,337         8.28
  $10.23 - $24.11       1,013,420           15.89                     8.5                625,937        16.46
                        ---------          ------                     ---              ---------       ------
                        2,143,761          $ 9.85                     6.0              1,674,104       $ 8.70
                        =========          ======                     ===              =========       ======

  If there were a change in control of the Company, options for an additional 522,694 shares of Common Stock and 469,657 shares of Class A Common Stock would become immediately exercisable.

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for those options granted below the fair market value of the stock on the date of grant. Had the fair value of all grants under these plans been recognized as compensation expense over the vesting period of the grants, consistent with SFAS No. 123, the Company's net income would have been $10,469,000 ($.53 and $.47 basic and diluted net income per share, respectively) for fiscal 2001, $22,953,000 ($1.20 and $1.05 basic and diluted net income per share, respectively) for fiscal 2000, and $10,666,000 ($.59 and $.50 basic and diluted net income per share, respectively) for fiscal 1999.

  The estimated weighted average fair value of options granted was $11.23 per share for Common Stock and $8.94 per share for Class A Common Stock in fiscal 2001, $9.15 per share for Common Stock and $8.95 per share for Class A Common Stock in fiscal 2000 and $14.95 per share for Common Stock and $11.78 per share for Class A Common Stock in fiscal 1999.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2001                   2000                  1999
                                                      ----                   ----                  ----
                                                         Class A                 Class A               Class A
                                                Common    Common      Common      Common     Common     Common
                                                Stock     Stock       Stock       Stock      Stock      Stock
                                                -----     -----       -----       -----      -----      -----
Volatility....................................  55.65%    55.47%      55.83%      55.12%     59.42%     56.74%
Risk free interest rate (weighted average)....   5.24%     5.22%       6.22%       6.16%      5.21%      5.17%
Dividend yield (weighted average).............  .0030%    .0034%      .0031%      .0033%     .0019%     .0021%
Expected life (years).........................      8         8           8           8          8          8

13. RETIREMENT PLANS

  The Company has a qualified defined contribution retirement plan (the Plan) under which eligible employees of the Company and its participating subsidiaries may contribute up to 10% of their annual compensation, as defined, and the Company will contribute specified percentages ranging from 25% to 50% of employee contributions up to 3% of annual pay in Company stock or cash, as determined by the Company. The Plan also provides that the Company may contribute additional amounts in its common stock or cash at the discretion of the Board of Directors. Employee contributions can not be invested in Company stock.

  In 1992, the Company sold 987,699 shares of the Company's Common Stock and 804,975 shares of Class A Common Stock to the Plan for an aggregate price of $4,122,000 entirely financed through a promissory note with the Company. The promissory note is payable in nine equal annual installments, inclusive of principal and interest at the rate of 8% per annum, of $655,000 each and a final installment of $640,000 in September 2002 and is prepayable in full or in part without penalty at any time. As the Plan accrues each payment of principal, an appropriate percentage of stock is allocated to eligible employees' accounts in accordance with applicable regulations under the Internal Revenue Code. The unallocated shares of stock collateralize the 1992 promissory note. The per share cost to the Plan for the 1992 stock sale ($2.30 per share) was determined based on the average closing market price of the Company's stock on the twenty business days prior to the effective date of the sale. In accordance with the provisions of the Plan, the Company is obligated to make cash contributions in amounts sufficient to meet the debt service requirements on the promissory note. Principal amounts repaid on the promissory note are determined based on the value of the shares released during the preceding twelve months but cannot be less than the minimum annual installments required. Dividends on allocated shares are issued to participants' accounts. Dividends on unallocated shares are held in the Plan and may be used to make note payments.

  Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on number of years of service. Contributions to the Plan charged to income for fiscal 2001, 2000 and 1999 totaled $493,000, $907,000, and $503,000, respectively, net of interest income earned on the note received from the Plan of $52,000 in fiscal 2001, $168,000 in fiscal 2000 and $202,000 in fiscal 1999.

  In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 2001, 2000 and 1999 are not material to the financial position of the Company. During fiscal 2001, 2000 and 1999, $21,000, $62,000, and $67,000, respectively, was expensed for this plan.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               First        Second         Third        Fourth
                                                              Quarter       Quarter       Quarter       Quarter
                                                            -----------   -----------   -----------   -----------
Net sales:
  2001...................................................   $39,650,000   $41,742,000   $43,845,000   $46,022,000
  2000...................................................    47,940,000    53,548,000    53,912,000    47,509,000
  1999...................................................    28,211,000    32,731,000    35,593,000    44,734,000
Gross profit:
  2001...................................................    17,032,000    18,376,000    18,043,000    17,695,000
  2000...................................................    17,858,000    19,679,000    19,679,000    18,595,000
  1999...................................................    11,683,000    13,429,000    14,479,000    17,941,000
Income from continuing operations:
  2001...................................................     3,908,000     4,814,000     3,964,000     3,147,000
  2000...................................................     4,015,000     4,789,000     4,721,000    14,214,000
  1999...................................................     3,203,000     4,090,000     4,351,000     4,693,000
Net income:
  2001...................................................     3,908,000     4,814,000     3,964,000     3,147,000
  2000...................................................     4,015,000     4,789,000     4,721,000    12,792,000
  1999...................................................     3,203,000     4,090,000     4,351,000     4,693,000
Income per share from continuing operations:
Basic
  2001...................................................           .20           .25           .19           .15
  2000...................................................           .21           .25           .25           .74
  1999...................................................           .21           .22           .23           .25
Diluted
  2001...................................................           .18           .22           .18           .14
  2000...................................................           .18           .22           .22           .65
  1999...................................................           .17           .19           .19           .21
Net income per share:
Basic
  2001...................................................           .20           .25           .19           .15
  2000...................................................           .21           .25           .25           .67
  1999...................................................           .21           .22           .23           .25
Diluted
  2001...................................................           .18           .22           .18           .14
  2000...................................................           .18           .22           .22           .58
  1999...................................................           .17           .19           .19           .21

  Income from continuing operations in the fourth quarter of fiscal 2000 includes the gain on sale of product line and write-off of certain receivables referenced in Notes 3 and 16, respectively. The impact of the gain and the write-off was an increase of $10,542,000 ($.48 per diluted share) and a decrease of $651,000 ($.03 per diluted share), respectively, to income from continuing operations in the fourth quarter of fiscal 2000. Net income in the fourth quarter of fiscal 2000 also includes the adjustment to gain on sale of discontinued operations referenced in Note 4, which reduced net income by $1,422,000 ($.07 per diluted share).

  During the first and second quarter of 2001, the Company made certain changes in estimates due to estimated costs to complete long-term contracts accounted for under the percentage of completion method being lower than originally projected. The change in estimates increased net income and diluted net income per share by $200,000 ($.01 per diluted share) and $400,000 ($.02 per diluted share) in the first and second quarter of 2001, respectively.

Changes in estimates did not have a significant impact on net income and diluted net income per share in the third and fourth quarters of fiscal 2001.

  Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year does not equal the sum of the four individual quarters.

15. OPERATING SEGMENTS

  The Company has two operating segments: the Flight Support Group (FSG) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG), consisting of HEICO Electronic and its subsidiaries. See Note 1 for the list of operating subsidiaries aggregated in each reportable operating segment. The FSG designs and manufactures FAA-approved replacement parts, provides FAA-authorized repair and overhaul services and provides subcontracting services to OEMs in the aviation industry and the U.S. Government. The ETG designs and manufactures commercial and military power supplies, circuit board shielding, laser and electro-optical products and infrared simulation and test equipment and repairs and overhauls aircraft electronic equipment primarily for the aerospace, defense and electronics industries.

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

                                                        Segments
                                             ------------------------------
                                                                                    Other,
                                                                                  Primarily     Consolidated
                                                  FSG              ETG            Corporate        Totals
                                                  ---              ---            ---------        ------
For the year ended October 31, 2001:
------------------------------------
Net sales                                     $131,621,000     $ 39,638,000    $         --     $171,259,000
Depreciation and amortization                    7,587,000        2,702,000         299,000       10,588,000
Operating income                                27,404,000        7,885,000      (4,298,000)      30,991,000
Total assets                                   209,367,000      105,451,000      10,822,000      325,640,000
Capital expenditures                             4,897,000        1,300,000         730,000        6,927,000

For the year ended October 31, 2000:
------------------------------------
Net sales                                     $119,304,000     $ 83,605,000    $         --     $202,909,000
Depreciation and amortization                    6,808,000        2,762,000         205,000        9,775,000
Operating income                                29,621,000       12,464,000      (4,162,000)      37,923,000
Total assets                                   197,442,000       54,997,000      29,293,000      281,732,000
Capital expenditures                             7,301,000        1,360,000           4,000        8,665,000

For the year ended October 31, 1999:
------------------------------------
Net sales                                     $ 94,617,000     $ 46,652,000    $         --     $141,269,000
Depreciation and amortization                    4,727,000        1,364,000         198,000        6,289,000
Operating income                                31,338,000        5,937,000      (4,460,000)      32,815,000
Total assets                                   173,635,000       89,486,000      10,042,000      273,163,000
Capital expenditures                            13,359,000          835,000          23,000       14,217,000

Major customer and geographic information

    No one customer accounted for 10 percent or more of the Company's consolidated net sales during the last three fiscal years. The Company had no material sales originating or long-lived assets held outside of the United States during the last three fiscal years.

    Export sales were $46,014,000 in fiscal 2001, $56,626,000 in fiscal 2000 and $42,167,000 in fiscal 1999.

16. OTHER CONSOLIDATED BALANCE SHEETS, STATEMENTS OF OPERATIONS
    AND STATEMENTS OF CASH FLOWS INFORMATION

    Accounts receivable are composed of the following:

                                                  Balance at October 31,
                                              ------------------------------
                                                  2001               2000
                                              -----------        -----------
 Accounts receivable.......................   $32,415,000        $30,110,000
 Less allowance for doubtful accounts......      (909,000)          (557,000)
                                              -----------        -----------
        Accounts receivable, net...........   $31,506,000        $29,553,000
                                              ===========        ===========

    In fiscal 2001 and 2000, the Company wrote off receivables aggregating $577,000 and $1,312,000 as a result of bankruptcy filings by certain customers. The charge is included in the operating income section of the consolidated results of operations. The charge reduced fiscal 2001 and 2000 net income by $291,000 ($.01 per diluted share) and $651,000 ($.03 per diluted share), respectively.

    Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                                      October 31, 2001      October 31, 2000
                                                                      ----------------      ----------------
 Costs incurred on uncompleted contracts.........................       $  7,709,000          $  5,911,000
 Estimated earnings..............................................          6,224,000             6,436,000
                                                                        ------------          ------------
                                                                          13,933,000            12,347,000
 Less billings to date...........................................        (14,770,000)          (11,689,000)
                                                                        ------------          ------------
                                                                        $   (837,000)         $    658,000
                                                                        ============          ============
 Included in accompanying balance
   sheets under the following captions:
   Accounts receivable, net (costs and estimated
     earnings in excess of billings).............................       $    234,000          $  1,372,000
   Accrued expenses, net of other current liabilities (billings
     in excess of costs and estimated earnings)..................         (1,071,000)             (714,000)
                                                                        ------------          ------------
                                                                        $   (837,000)         $    658,000
                                                                        ============          ============

    During fiscal 2001, the Company made certain changes in estimates due to estimated costs to complete long-term contracts accounted for under the percentage of completion method being lower than originally projected. The change in estimates increased net income and diluted net income per share by $700,000 ($.03 per diluted share). Changes in estimates did not have a significant impact on net income and diluted net income per share in fiscal 2000 or fiscal 1999.

  Inventories are composed of the following:

                                                                            Balance at October 31,
                                                                       -------------------------------
                                                                            2001              2000
                                                                       -------------     -------------
  Finished products..................................................  $  27,791,000     $  17,364,000
  Work in process....................................................      7,883,000         6,074,000
  Materials, parts, assemblies and supplies..........................     16,343,000        10,924,000
                                                                       -------------     -------------
            Total inventories........................................  $  52,017,000     $  34,362,000
                                                                       =============     =============

  Inventories related to long-term contracts were not significant as of October 31, 2001 and 2000.

  Property, plant and equipment are composed of the following:

                                                                            Balance at October 31,
                                                                       -------------------------------
                                                                            2001              2000
                                                                       -------------     -------------
  Land...............................................................  $   2,627,000     $   2,258,000
  Buildings and improvements.........................................     18,380,000        16,549,000
  Machinery and equipment............................................     37,398,000        26,927,000
  Construction in progress...........................................      3,566,000           957,000
                                                                       -------------     -------------
                                                                          61,971,000        46,691,000
  Less accumulated depreciation......................................    (22,673,000)      (19,788,000)
                                                                       -------------     -------------
            Property, plant and equipment, net.......................  $  39,298,000     $  26,903,000
                                                                       =============     =============

  Depreciation and amortization expense on property, plant, and equipment amounted to approximately $3,090,000, $3,011,000 and $2,430,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

  Included in the Company's property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements. The rotables are stated at a net book value of $5,508,000. Under the terms of the agreements, the customers may cancel the agreements and purchase the equipment at specified prices. The equipment is currently being depreciated over its estimated life.

  Intangible assets are composed of the following:

                                                                            Balance at October 31,
                                                                       -------------------------------
                                                                            2001              2000
                                                                       -------------     -------------
  Excess of cost over the fair value of net assets acquired..........  $ 199,661,000     $ 161,976,000
  Deferred charges...................................................      2,841,000         2,748,000
                                                                       -------------     -------------
                                                                         202,502,000       164,724,000
  Less accumulated amortization......................................    (19,454,000)      (11,954,000)
                                                                       -------------     -------------
  Intangible assets, net.............................................  $ 183,048,000     $ 152,770,000
                                                                       =============     =============

  Amortization expense related to excess of costs over the fair value of net assets acquired and deferred charges amounted to approximately $7,498,000, $6,764,000 and $3,859,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

 Accrued expenses and other current liabilities are composed of the following:

                                                                                   Balance at October 31,
                                                                                 -------------------------
                                                                                     2001          2000
                                                                                 -----------   -----------
 Accrued employee compensation..............................................     $ 4,869,000   $ 4,004,000
 Accrued customer rebates and credits.......................................       3,418,000     1,893,000
 Accrued expenses related to sale of product line...........................       1,890,000     2,757,000
 Deferred purchase price adjustments related to acquisitions................          29,000     3,024,000
 Billings in excess of revenue..............................................       1,071,000       714,000
 Other......................................................................       5,166,000     5,480,000
                                                                                 -----------   -----------
           Total accrued expenses and other current
             liabilities....................................................     $16,443,000   $17,872,000
                                                                                 ===========   ===========

  Other non-current liabilities include deferred compensation of $3,983,000 and $4,117,000 as of October 31, 2001 and 2000, respectively.

Research and development expenses

  Fiscal 2001, 2000 and 1999 cost of sales amounts include approximately $5,800,000, $2,300,000 and $1,200,000, respectively, of new product research and development expenses of HEICO Aerospace. The expenses for fiscal 2001, 2000 and 1999 are net of $700,000, $5,200,000 and $6,700,000, respectively, received from Lufthansa and spent by the Company for all three years pursuant to a research and development cooperation agreement entered into October 1997 (Note
2). As of October 31, 2001, all reimbursements for research and development expenses have been paid by Lufthansa. The new product research and development expenses for fiscal 2001 are also net of $575,000 received from American Airlines under their joint venture agreement with HEICO Aerospace (Note 2).

Supplemental disclosures of cash flow information are as follows:

  Cash paid for interest was $2,379,000, $5,575,000 and $2,052,000 in fiscal 2001, 2000 and 1999, respectively. Cash paid for income taxes was $18,563,000, $10,248,000 and $10,312,000 in fiscal 2001, 2000 and 1999, respectively.

  Non-cash investing and financing activities related to the acquisitions including contingent note payments during fiscal 2001, 2000 and 1999 were as follows:

                                                                  2001               2000               1999
                                                              ------------       ------------      -------------
 Fair value of assets acquired:
    Liabilities assumed..................................     $    468,000       $     31,000      $  11,317,000
                                                              ------------       ------------      -------------
    Less:
      Intangible assets..................................       37,579,000         19,974,000         93,347,000
      Inventories........................................       10,882,000          1,698,000          8,640,000
      Accounts receivable................................        3,147,000          1,567,000         10,381,000
      Property, plant and equipment......................        8,479,000             83,000          1,597,000
      Other assets.......................................        1,588,000          1,508,000          2,213,000
                                                              ------------       ------------      -------------
   Cash paid, including contingent note payments.........     $(61,207,000)      $(24,799,000)     $(104,861,000)
                                                              ============       ============      =============

  As part of the consideration in connection with the sale of the Trilectron product line in fiscal 2000, the Company received an unsecured promissory note for $12.0 million that was paid in full in fiscal 2001 (Note 3). In connection with the purchase of IAS (Note 2), the Company issued 289,964 HEICO Class A Common shares then valued at $5 million and issued a $5 million note receivable guaranteed by the issued shares. Additionally, retained earnings was charged $31,709,000 and $17,158,000 as a result of the 10% stock dividends described in
Note 9 above in fiscal 2001 and 2000, respectively. There were no significant capital lease financing activities during fiscal 2001, 2000 and 1999.

17. CONTINGENCIES

Pending litigation

  In October 2001, the Company settled a lawsuit filed by Travelers Casualty & Surety Co., f/k/a the Aetna Casualty and Surety Co. (Travelers) in May 1998.
The Travelers complaint sought reimbursement of legal fees and costs totaling in excess of $15 million paid by Travelers in defending the Company in litigation with United Technologies Corporation, which was settled in March 2000. In addition, Travelers sought a declaratory judgment that the Company did not have insurance coverage under certain insurance policies with Travelers and, accordingly, that Travelers did not have a duty to defend or indemnify the Company under such policies. The settlement with Travelers did not result in any gain or loss to the Company and all claims were dismissed.

  The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a significant effect on the Company's consolidated financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information concerning the Directors of the Company is incorporated by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 2001.

  Information concerning the executive officers of the Company is set forth at
Part I hereof under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

  Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 2001.

Item 13. Certain Relationships and Related Transactions

  Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) Financial Statements:

  The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                                   Page
                                                                                   ----
 Independent Auditors' Report....................................................  31
 Consolidated Balance Sheets at October 31, 2001 and 2000........................  32-33
 Consolidated Statements of Operations for the years ended October 31, 2001,
   2000 and 1999.................................................................  34
 Consolidated Statements of Shareholders' Equity and Comprehensive Income
   for the years ended October  31, 2001, 2000 and 1999..........................  35
 Consolidated Statements of Cash Flows for the years ended October 31, 2001,
   2000 and 1999.................................................................  36
 Notes to Consolidated Financial Statements......................................  37-57

  (a)(2) Financial Statement Schedules:

  No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

  (a)(3) Exhibits

Exhibit
Number                                   Description
------                                   -----------
  2.1     --   Amended and Restated Agreement of Merger and Plan of
               Reorganization, dated as of March 22, 1993, by and among HEICO
               Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant's
               Registration Statement on Form S-4 (Registration No. 33-57624)
               Amendment No. 1 filed on March 19, 1993.*

  2.2     --   Stock Purchase Agreement, dated as of July 12, 1999, among HEICO
               Corporation, Thermal Structures, Inc., Quality Honeycomb, Inc.,
               David A. Janes, Vaughn Barnes, Stephen T. Braunheim, DLD
               Investments, LLC, and Acme Freight, LLC (without schedules and exhibits) is incorporated by reference to Exhibit 2.1 to Form 8-K dated July 30, 1999.*

  2.3     --   Stock Purchase Agreement, dated August 1, 2000, by and between
               HEICO Aviation Products Corp., N/K/A HEICO Electronic
               Technologies Corp. and Hobart Brothers Company (without schedules and exhibits) is incorporated by reference to Exhibit 2.1 to Form
               8-K dated September 14, 2000.*

  2.4     --   First Amendment to Stock Purchase Agreement, effective as of
               September 14, 2000, between HEICO Aviation Products Corp. N/K/A
               HEICO Electronic Technologies Corp. and Hobart Brothers Company is incorporated by reference to Exhibit 2.2 to Form 8-K dated
               September 14, 2000.*

  3.1     --   Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on
               March 19, 1993.*

  3.2     --   Articles of Amendment of the Articles of Incorporation of the
               Registrant, dated April 27, 1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
               8-B dated April 29, 1993.*

  3.3     --   Articles of Amendment of the Articles of Incorporation of the
               Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

  3.4     --   Articles of Amendment of the Articles of Incorporation of the
               Registrant, dated March 19, 1998, are incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form
               S-3 (Registration No. 333-48439) filed on March 23, 1998.*

  3.5     --   Bylaws of the Registrant are incorporated by reference to Exhibit
               3.4 to the Form 10-K for the year ended October 31, 1996.*

  4.0     --   The description and terms of Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunBank, N.A., as Rights Agent, dated as of November 2, 1993, incorporated by reference to Exhibit 1 to the Form 8-K dated November 2, 1993.*

 10.1     --   Loan Agreement, dated March 1, 1988, between HEICO Corporation and Broward County, Florida is incorporated by reference to
               Exhibit 10.1 to the Form 10-K for the year ended October 31, 1994*

  10.2     --   SunBank Reimbursement Agreement, dated February 28, 1994,
                between HEICO Aerospace Corporation and SunBank/South Florida,
                N.A. is incorporated by reference to Exhibit 10.2 to the Form
                10-K for the year ended October 31, 1994.*

  10.3     --   Amendment, dated March 1, 1995, to the SunBank Reimbursement
                Agreement dated February 28, 1994 between HEICO Aerospace
                Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K from the year ended
                October 31, 1995.*

  10.4     --   Amendment and Extension, dated February 28, 1999 to Loan
                Agreement dated February 28, 1994, between SunTrust Bank, South
                Florida, N.A. and HEICO Aerospace Corporation is incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended
                October 31, 1999.*

  10.5     --   Amendment, dated July 20, 2000, to the SunBank Reimbursement
                Agreement dated February 28, 1994, between HEICO Aerospace
                Corporation and SunTrust Bank is incorporated by reference to
                Exhibit 10.5 to the Form 10-K for the year ended October 31, 2000.*

  10.6     --   HEICO Savings and Investment Plan and Trust, as amended and restated effective January 2, 1987 is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1987.*

  10.7     --   HEICO Savings and Investment Plan, as amended and restated
                December 19, 1994, is incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended October 31, 1994.*

  10.8     --   HEICO Corporation 1993 Stock Option Plan, as amended, is
                incorporated by reference to Exhibit 4.7 to the Company's
                Registration Statement on Form S-8 (Registration No. 333-81789) filed on June 29, 1999.*

  10.9     --   HEICO Corporation Combined Stock Option Plan, dated March 15,
                1988, is incorporated by reference to Exhibit 10.3 to the Form
                10-K for the year ended October 31, 1989.*

  10.10    --   Non-Qualified Stock Option Agreement for Directors, Officers and
                Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

  10.11    --   HEICO Corporation Directors' Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit
                10.19 to the Form 10-K for the year ended October 31, 1992.*

  10.12    --   Key Employee Termination Agreement, dated as of April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended
                October 31, 1992.*

  10.13    --   Loan Agreement, dated as of March 1, 1997, between Trilectron
                Industries, Inc. and Manatee County, Florida is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the three months ended April 30, 1997.*

  10.14    --   Letter of Credit and Reimbursement Agreement, dated as of March
                1, 1997, between Trilectron Industries, Inc., and First Union
                National Bank of Florida (excluding referenced exhibits) is incorporated by reference to Exhibit 10.2 to the Form 10-Q for the three months ended April 30, 1997.*

  10.15    --   Stock Purchase Agreement, dated October 30, 1997, by and among
                HEICO Corporation, HEICO Aerospace Holdings Corp. and Lufthansa
                Technik AG is incorporated by reference to Exhibit 10.31 to Form
                10-K/A for the year ended October 31, 1997.*

  10.16    --   Shareholders Agreement, dated October 30, 1997, by and between
                HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit
                10.32 to Form 10-K/A for the year ended October 31, 1997.*

  10.17    --   Credit Agreement among HEICO Corporation and SunTrust Bank,
                South Florida, N.A., as Agent, dated as of July 30, 1998, is incorporated by reference to Exhibit 10.2 to Form 8-K dated
                August 4, 1998.*

  10.18    --   First Amendment, dated July 30, 1998 to Credit Agreement among
                HEICO Corporation and SunTrust Bank, South Florida, N.A., as agent, dated as of July 31, 1998 is incorporated by reference to
                Exhibit 10.31 to the Form 10-K for the year ended October 31, 1999.*

  10.19    --   Second Amendment, dated May 12, 1999, to Credit Agreement among
                HEICO Corporation and SunTrust Bank, South Florida, N.A., as agent, dated as of July 31, 1998 is incorporated by reference to
                Exhibit 10.32 to the Form 10-K for the year ended October 31, 1999.*

  10.20    --   Third Amendment, dated as of June 23, 2000, to Credit Agreement among HEICO Corporation and SunTrust Bank (formerly known as
                SunTrust Bank, South Florida, N.A.) as Agent dated as of July
                31, 1998, is incorporated by reference to Exhibit 10.1 to Form
                10-Q for the quarterly period ended July 31, 2000.*

  10.21    --   Asset Purchase Agreement, dated as of December 4, 1998, among
                RDI Acquisition Corp., HEICO Aerospace Holdings Corp., HEICO
                Corporation, Rogers-Dierks, Inc., William Rogers and John Dierks
                (without schedules and exhibits) is incorporated by Reference to
                Exhibit 2.1 to Form 8-K dated December 22, 1998.*

  21       --   Subsidiaries of the Company is incorporated by reference to
                Exhibit 21 to the Form 10-K for the year ended October 31, 2001.**

  23       --   Consent of Deloitte & Touche LLP.**

__________
*  Previously filed.
** Filed herewith.

   (b) Reports on Form 8-K

   There were no reports filed on Form 8-K by the Company during the fourth quarter of fiscal 2001.

   (c)   Exhibits

   See Item 14(a)(3).

   (d) Separate Financial Statements Required

   Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HEICO CORPORATION

                                         By: /s/ THOMAS S. IRWIN
                                            -----------------------------
                                                   Thomas S. Irwin
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

Date: January 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ LAURANS A. MENDELSON                             Chairman, President, Chief
--------------------------------------------------             Executive Officer and
             Laurans A. Mendelson                              Director (Principal
                                                               Executive Officer)


        /s/ SAMUEL L. HIGGINBOTTOM                           Director
--------------------------------------------------
             Samuel L. Higginbottom

                                                             Director
--------------------------------------------------
             Wolfgang Mayrhuber

        /s/ ERIC A. MENDELSON                                Director
--------------------------------------------------
             Eric A. Mendelson

        /s/ VICTOR H. MENDELSON                              Director
--------------------------------------------------
             Victor H. Mendelson

        /s/ ALBERT MORRISON, JR                              Director
--------------------------------------------------
             Albert Morrison, Jr.

        /s/ ALAN SCHRIESHEIM                                 Director
--------------------------------------------------
             Alan Schriesheim

                                 Exhibit Index

Exhibit #      Description
---------      -----------
  21           Subsidiaries of the Company

  23           Consent of Deloitte & Touche LLP