Form 10-Q
period 2002-01-31
HEICO CORP
filed 2002-03-15
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                                       OR

            ( )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______ to________

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
                                    Yes   X                   No
                                        -----                    -----

The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2002:

           Title of Class                               Shares Outstanding
   Common Stock, $.01 par value                              9,325,365
   Class A Common Stock, $.01 par value                     11,521,708

                                HEICO CORPORATION

                                      INDEX

                                                                        Page No.


Part I.  Financial Information:

  Item 1. Consolidated Condensed Balance Sheets (unaudited)
           as of January 31, 2002 and October 31, 2001                      2

          Consolidated Condensed Statements of Operations (unaudited)
           for the three months ended January 31, 2002 and 2001             3

          Consolidated Condensed Statements of Cash Flows (unaudited)
           for the three months ended January 31, 2002 and 2001             4

          Notes to Consolidated Condensed Financial Statements (unaudited)  5

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

  Item 3. Quantitative and Qualitative Disclosures about Market Risks      18

Part II. Other Information:

  Item 6. Exhibits and Reports on Form 8-K                                 19

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

                                                        ASSETS
                                                                             January 31, 2002   October 31, 2001
                                                                             ----------------   ----------------
Current assets:
     Cash and cash equivalents                                                   $   5,135,000    $   4,333,000
     Accounts receivable, net                                                       28,616,000       31,506,000
     Inventories                                                                    55,660,000       52,017,000
     Prepaid expenses and other current assets                                       6,319,000        5,281,000
     Deferred income taxes                                                           3,379,000        3,180,000
                                                                                 -------------    -------------
        Total current assets                                                        99,109,000       96,317,000

Property, plant and equipment less accumulated
     depreciation of $23,630,000 and $22,673,000, respectively                      39,892,000       39,298,000
Intangible assets less accumulated amortization of
     $19,548,000 and $19,454,000, respectively                                     186,676,000      183,048,000
Other assets                                                                         7,349,000        6,977,000
                                                                                 -------------    -------------
        Total assets                                                             $ 333,026,000    $ 325,640,000
                                                                                 =============    =============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                        $      23,000    $      27,000
     Trade accounts payable                                                          7,425,000        7,768,000
     Accrued expenses and other current liabilities                                 16,094,000       16,443,000
     Income taxes payable                                                                   --          564,000
                                                                                 -------------    -------------
        Total current liabilities                                                   23,542,000       24,802,000

Long-term debt, net of current maturities                                           69,984,000       66,987,000
Deferred income taxes                                                                1,813,000        2,064,000
Other non-current liabilities                                                        6,453,000        6,173,000
                                                                                 -------------    -------------
        Total liabilities                                                          101,792,000      100,026,000
                                                                                 -------------    -------------
Minority interests in consolidated subsidiaries                                     37,336,000       36,845,000
                                                                                 -------------    -------------

Commitments and contingencies (Note 16)
Shareholders' equity:
     Preferred Stock, par value $.01 per share, Authorized - 10,000,000 shares issuable in series; 200,000 shares designated as Series A
        Junior Participating Preferred Stock, none issued                                   --               --
     Common Stock, $.01 par value; Authorized - 30,000,000 shares;
        Issued and outstanding - 9,325,365 and 9,317,453 shares,                        93,000           93,000
        respectively
     Class A Common Stock, $.01 par value; Authorized - 30,000,000 shares;
        Issued and outstanding - 11,521,708 and 11,515,779
        shares, respectively                                                           115,000          115,000
     Capital in excess of par value                                                153,328,000      150,605,000
     Accumulated other comprehensive loss                                             (131,000)        (226,000)
     Retained earnings                                                              46,141,000       43,830,000
                                                                                 -------------    -------------
                                                                                   199,546,000      194,417,000

     Less: Note receivable from employee savings and investment plan                  (648,000)        (648,000)
           Note receivable secured by Class A Common Stock                          (5,000,000)      (5,000,000)
                                                                                 -------------    -------------
        Total shareholders' equity                                                 193,898,000      188,769,000
                                                                                 -------------    -------------
        Total liabilities and shareholders' equity                               $ 333,026,000    $ 325,640,000
                                                                                 =============    =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      Three months ended January 31,
                                                      ------------------------------
                                                            2002           2001
                                                        -----------    -----------
Net sales                                               $41,012,000    $39,650,000
                                                        -----------    -----------

Operating costs and expenses:
    Cost of sales                                        26,162,000     22,618,000
    Selling, general and administrative expenses          9,088,000      9,174,000
                                                        -----------    -----------

Total operating costs and expenses                       35,250,000     31,792,000
                                                        -----------    -----------

Operating income                                          5,762,000      7,858,000

Interest expense                                           (788,000)      (552,000)
Interest and other income                                    63,000        315,000
                                                        -----------    -----------

Income before income taxes and minority interests         5,037,000      7,621,000

Income tax expense                                        1,770,000      2,953,000
                                                        -----------    -----------

Income before minority interests                          3,267,000      4,668,000

Minority interests in consolidated subsidiaries             439,000        760,000
                                                        -----------    -----------

Net income                                              $ 2,828,000    $ 3,908,000
                                                        ===========    ===========

Net income per share:
     Basic                                              $.14           $.20
                                                        ===========    ===========

     Diluted                                            $.13           $.18
                                                        ===========    ===========

Weighted average number of common shares outstanding:
     Basic                                               20,840,629     19,259,282
                                                        ===========    ===========

     Diluted                                             22,537,779     21,938,700
                                                        ===========    ===========

Cash dividends per share                                $.025          $.022
                                                        ===========    ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                 Three months ended January 31,
                                                                 ------------------------------
                                                                      2002            2001
                                                                 ------------    ------------
Cash flows from operating activities:
     Net income                                                    $2,828,000      $3,908,000
     Adjustments to reconcile net income to cash
     provided by operating activities:
        Depreciation and amortization                               1,064,000       2,441,000
        Deferred income taxes                                        (503,000)        156,000
        Minority interests in consolidated subsidiaries               439,000         760,000
        Tax benefit on stock option exercises                       2,669,000         384,000
        Change in assets and liabilities, net of acquisitions:
           Decrease in accounts receivable                          3,249,000       1,818,000
           Increase in inventories                                 (3,272,000)     (2,170,000)
           Increase in prepaid expenses and other assets             (982,000)       (461,000)
           Decrease in trade payables, accrued
              expenses and other current liabilities                 (991,000)       (623,000)
           Decrease in income taxes payable                          (564,000)     (5,798,000)
           Other                                                       21,000         (66,000)
                                                                 ------------    ------------
     Net cash provided by operating activities                      3,958,000         349,000
                                                                 ------------    ------------

Cash flows from investing activities:
     Acquisitions and related costs, net of cash acquired          (4,416,000)       (661,000)
     Capital expenditures                                          (1,306,000)       (865,000)
     Proceeds from sale of product line                                    --      12,412,000
     Proceeds from sale of long-term investments                           --       2,526,000
     Other                                                             57,000         472,000
                                                                 ------------    ------------
     Net cash (used in) provided by investing activities           (5,665,000)     13,884,000
                                                                 ------------    ------------

Cash flows from financing activities:
     Proceeds from revolving credit facility                        4,000,000       5,000,000
     Principal payments on long-term debt                          (1,007,000)    (18,006,000)
     Proceeds from the exercise of stock options                       38,000         339,000
     Cash dividends paid                                             (522,000)       (437,000)
     Other                                                                 --          (1,000)
                                                                 ------------    ------------
     Net cash provided by (used in) financing activities            2,509,000     (13,105,000)
                                                                 ------------    ------------

Net increase in cash and cash equivalents                             802,000       1,128,000
Cash and cash equivalents at beginning of year                      4,333,000       4,807,000
                                                                 ------------    ------------
Cash and cash equivalents at end of period                         $5,135,000      $5,935,000
                                                                 ============    ============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                January 31, 2002

1. The accompanying unaudited consolidated condensed financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 2001. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated condensed balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. All net income per share, dividend per share, stock options and shares outstanding information has been retroactively restated to reflect all stock dividends.

3. Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period's presentation.

4. In November 2001, the Company, through a subsidiary, acquired certain assets and liabilities of a company. The purchase price was not significant to the Company's consolidated financial statements.

5. In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. Goodwill in each reporting unit must be tested for impairment as of the beginning of the fiscal year in which the statement is initially applied in its entirety. An entity has six months from the date it initially applies this statement to complete the transitional impairment test. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 also requires that reporting units based on an entity's reporting structure be established. All goodwill recognized in an entity's statement of financial position at the date SFAS 142 is initially applied shall be assigned to one or more reporting units. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Early adoption of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued.

The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter of fiscal 2002. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information. The Company is still in the process of assigning goodwill to reporting units and performing the transitional goodwill impairment test. This will be completed within the six-month period allowed. For acquisitions subsequent to June 30, 2001, the allocation of purchase price is preliminary while management obtains final information regarding the fair value of assets acquired and liabilities assumed. The principal effect of implementing SFAS No. 142 in the first quarter of fiscal 2002 was the cessation of the amortization of goodwill; however, impairment reviews may result in future write-downs. Pretax goodwill amortization in the first quarter of fiscal 2001 amounted to $1.6 million or $.04 per diluted share net of tax.

The following table reflects a comparison of the current year to the comparable prior year periods' results of operations and net income per share adjusted to give effect to the adoption of SFAS No. 142:

                                                     For the three months ended January 31,
                                                     --------------------------------------
                                                            2002               2001
                                                        -----------        -----------
        Reported net income                              $2,828,000         $3,908,000
        Add-back after tax goodwill amortization                 --          1,028,000
                                                        ------------       ------------
        Adjusted net income                              $2,828,000         $4,936,000
                                                        ============       ============

        Net income per share - basic                     $.14               $.20
        Add-back after tax goodwill amortization          --                 .06
                                                        ------------       ------------
        Adjusted net income per share - basic            $.14               $.26
                                                        ============       ============

        Net income per share - diluted                   $.13               $.18
        Add-back after tax goodwill amortization          --                 .04
                                                        ------------       ------------
        Adjusted net income per share - diluted          $.13               $.22
                                                        ============       ============

Amortization expense of other intangible assets for the three months ended January 31, 2002 was $94,000. Amortization expense for the fiscal year ended October 31, 2002 and the succeeding five fiscal years by year is expected to be as follows: 2002: $307,000; 2003: $245,000; 2004: $222,000; 2005: $173,000;
2006: $32,000; 2007: $32,000.

6.   Accounts receivable are composed of the following:

                                                    January 31, 2002    October 31, 2001
                                                    ----------------    ----------------
       Accounts receivable                               $29,908,000         $32,415,000
       Less allowance for doubtful accounts               (1,292,000)           (909,000)
                                                        -------------      --------------
          Accounts receivable, net                       $28,616,000         $31,506,000
                                                        =============      ==============

7. Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                         January 31, 2002  October 31, 2001
                                                         ----------------  ----------------
Costs incurred on uncompleted contracts                        $4,351,000        $7,709,000
Estimated earnings                                              3,294,000         6,224,000
                                                             ------------      ------------
                                                                7,645,000        13,933,000
Less:  Billings to date                                       (10,606,000)      (14,770,000)
                                                             ------------      ------------
                                                              ($2,961,000)        ($837,000)
                                                             ============      ============
Included in accompanying balance
   sheets under the following captions:
   Accounts receivable, net (costs and estimated
      earnings in excess of billings)                            $210,000          $234,000
   Accrued expenses and other current liabilities
     (billings in excess of costs and  estimated earnings)     (3,171,000)       (1,071,000)

                                                             ------------      ------------
                                                              ($2,961,000)        ($837,000)
                                                             ============      ============

Changes in estimates on long-term contracts accounted for under the percentage completion method did not have a significant impact on net income and diluted net income per share in the three months ended January 31, 2002. For the three months ended January 31, 2001, changes in estimates increased net income and diluted net income per share by $200,000 and $.01, respectively.

8.   Inventories are comprised of the following:

                                                          January 31, 2002  October 31, 2001
                                                          ----------------  ----------------
       Finished products                                       $30,444,000       $27,791,000
       Work in process                                           8,750,000         7,883,000
       Materials, parts, assemblies and supplies                16,466,000        16,343,000
                                                             --------------     -------------
          Total inventories                                    $55,660,000       $52,017,000
                                                             ==============     =============

Inventories related to long-term contracts were not significant as of January 31, 2002 and October 31, 2001.

9.   Long-term debt consists of:

                                                          January 31, 2002  October 31, 2001
                                                          ----------------  ----------------
Borrowings under revolving credit facility                     $68,000,000       $65,000,000
Industrial Development Revenue Refunding
   Bonds - Series 1988                                           1,980,000         1,980,000
Equipment loans                                                     27,000            34,000
                                                             -------------       ------------
                                                                70,007,000        67,014,000
Less current maturities                                            (23,000)          (27,000)
                                                             -------------       ------------
                                                               $69,984,000       $66,987,000
                                                             =============       ============

10. Pursuant to the Company's $120 million revolving credit facility (Credit Facility), funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2003. The weighted average interest rates were 2.5% and 3.4% at January 31, 2002 and October 31, 2001, respectively.

The interest rates on the Series 1988 industrial development revenue bonds were 1.5% and 2.1% at January 31, 2002 and October 31, 2001, respectively.

11. For the first quarter of fiscal 2002 and 2001, cost of sales amounts include approximately $2.5 million and $1.5 million, respectively, of new product research and development expenses. These expenses for the first three months of fiscal 2001 are net of $300,000 of reimbursements received from Lufthansa Technik AG (Lufthansa) pursuant to the research and development cooperation agreement entered into in October 1997. As of October 31, 2001, all reimbursements for research and development expenses were paid by Lufthansa. The new product research and development expenses for the first quarter of fiscal 2002 are net of reimbursements from AMR Corp., the parent company of American Airlines (AMR), under their joint venture agreement with HEICO Aerospace Holdings Corp (HEICO Aerospace). The reimbursements from AMR were not significant in the period.

12. The Company's effective tax rate decreased from 38.7% in the first quarter 2001 to 35.1% in the first quarter 2002 primarily due to the elimination of goodwill amortization.

13. Information on operating segments for the quarter ended January 31, 2002 and 2001, respectively, for the Flight Support Group (FSG) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG) consisting of HEICO Electronic Technologies Corp and its subsidiaries are as follows:

                                                        Segments
                                              ---------------------------------
                                                                                       Other,
                                                                                      Primarily          Consolidated
                                                   FSG                 ETG            Corporate             Totals
                                              ------------        ------------      -------------       --------------
For the quarter ended January 31, 2002:
---------------------------------------
Net sales                                     $ 28,220,000         $12,792,000      $          -          $41,012,000
Depreciation and amortization                      674,000             309,000            81,000            1,064,000
Operating income                                 4,196,000           2,730,000        (1,164,000)           5,762,000
Capital expenditures                             1,106,000             198,000             2,000            1,306,000
Acquired intangibles                             3,637,000                   -                 -            3,637,000
For the quarter ended January 31, 2001:
---------------------------------------
Net sales                                     $ 31,503,000         $ 8,147,000      $          -          $39,650,000
Depreciation and amortization                    1,849,000             534,000            58,000            2,441,000
Operating income                                 6,991,000           1,950,000        (1,083,000)           7,858,000
Capital expenditures                               814,000              39,000            12,000              865,000

Total assets held by the operating segments as of January 31, 2002 and October 31, 2001 are as follows:

                                                          Segments
                                              --------------------------------
                                                                                       Other,
                                                                                      Primarily          Consolidated
                                                 FSG                  ETG             Corporate             Totals
                                              -------------       ------------       -----------         ------------
As of January 31, 2002                        $214,128,000        $105,393,000       $13,505,000         $333,026,000
As of October 31, 2001                        $209,367,000        $105,451,000       $10,822,000         $325,640,000


14. The Company's comprehensive income consists of:

                                                                                Three months ended January 31,
                                                                                ------------------------------
                                                                                   2002               2001
                                                                                ----------         ----------
    Net income                                                                  $2,828,000         $3,908,000
    Other comprehensive income (loss):
         Unrealized holding gain on investments, net of
            tax expense of  $107,000 (2001)                                              -            171,000
         Interest rate swap (loss) adjustment, net of tax
            benefit of $95,000 (2002) and $113,000 (2001)                         (131,000)          (176,000)
                                                                                ----------         ----------
    Comprehensive income                                                        $2,697,000         $3,903,000
                                                                                ==========         ==========

15. The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted net income per share.

                                                                                Three months ended January 31,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                -----------       -----------
        Weighted average common shares outstanding                               20,840,629        19,259,282
        Net effect of dilutive stock options                                      1,697,150         2,679,418
                                                                                -----------       -----------
        Weighted average common shares outstanding - assuming dilution           22,537,779        21,938,700
                                                                                ===========       ===========
        Options outstanding which are not included in the calculation of
            diluted net income per share because their impact is anti-dilutive    1,204,049           683,047
                                                                                ===========       ===========

16. The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a significant effect on the Company's consolidated condensed financial statements.

17. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model (based on the model in SFAS
121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and generally the provisions of the statement will be applied prospectively.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

This discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Condensed Financial Statements and Notes thereto included herein.

Our Flight Support Group (FSG) consists of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries and our Electronic Technologies Group (ETG) consists of HEICO Electronic Technologies Corp. and its subsidiaries.

In November 2001, the Company, through a FSG subsidiary, acquired certain assets and liabilities of a company. The purchase price was not significant to the Company's consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. Goodwill in each reporting unit must be tested for impairment as of the beginning of the fiscal year in which the statement is initially applied in its entirety. An entity has six months from the date it initially applies this statement to complete the transitional impairment test. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 also requires that reporting units based on an entity's reporting structure be established. All goodwill recognized in an entity's statement of financial position at the date SFAS 142 is initially applied shall be assigned to one or more reporting units. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Early adoption of SFAS 142 is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued.

The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter of fiscal 2002. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information. The Company is still in the process of assigning goodwill to reporting units and performing the transitional goodwill impairment test. This will be completed within the six-month period allowed. For acquisitions subsequent to June 30, 2001, the allocation of purchase price is preliminary while management obtains final information regarding the fair value of assets acquired and liabilities assumed. The principal effect of implementing SFAS No. 142 in the first quarter of fiscal 2002 was the cessation of the amortization of goodwill; however, impairment reviews may result in future write-downs. Pretax goodwill amortization in the first quarter of fiscal 2001 amounted to $1.6 million or $.04 per diluted share net of tax.

The following table reflects a comparison of the current year to the comparable prior year periods' results of operations and net income per share adjusted to give effect to the adoption of SFAS No. 142:

                                                           For the three months ended January 31,
                                                          ---------------------------------------
                                                               2002                       2001
                                                          -------------               -----------
        Reported net income                                 $2,828,000                $3,908,000
        Add-back after tax goodwill amortization                    --                 1,028,000
                                                          -------------               -----------
        Adjusted net income                                 $2,828,000                $4,936,000
                                                          =============               ===========

        Net income per share - basic                        $.14                       $.20
        Add-back after tax goodwill amortization             --                         .06
                                                          -------------               -----------
        Adjusted net income per share - basic               $.14                       $.26
                                                          =============               ===========

        Net income per share - diluted                      $.13                       $.18
        Add-back after tax goodwill amortization             --                         .04
                                                          -------------               -----------
        Adjusted net income per share - diluted             $.13                       $.22
                                                          =============               ===========

All net income per share information has been retroactively restated to reflect all stock dividends.

Results of Operations

For the periods indicated below, the following tables set forth the results of operations, net sales and operating income by operating segment and the percentage of net sales represented by the respective items.

                                                           For the three months ended January 31,
                                                          ----------------------------------------
                                                               2002                        2001
                                                          --------------             --------------
        Net sales                                           $41,012,000                $39,650,000
                                                          --------------             --------------
        Cost of sales                                        26,162,000                 22,618,000
        Selling, general and administrative expenses          9,088,000                  9,174,000
                                                          --------------             --------------
        Total operating costs and expenses                   35,250,000                 31,792,000
                                                          --------------             --------------
        Operating income                                     $5,762,000                 $7,858,000
                                                          ==============             ==============

                                                                Three Months Ended January 31,
                                                          ----------------------------------------
                                                              2002                       2001
                                                          ------------               -------------
        Net sales by segment:
          FSG                                             $28,220,000                 $31,503,000
          ETG                                              12,792,000                   8,147,000
                                                          ------------               -------------
                                                          $41,012,000                 $39,650,000
                                                          ============               =============
        Operating income by segment:
          FSG                                              $4,196,000                  $6,991,000
          ETG                                               2,730,000                   1,950,000
          Other, primarily corporate                       (1,164,000)                 (1,083,000)
                                                          ------------               -------------
                                                           $5,762,000                  $7,858,000
                                                          ============               =============

        Net sales                                              100.0%                      100.0%
        Gross profit                                            36.2%                       43.0%
        Selling, general and administrative expense             22.2%                       23.1%
        Operating income                                        14.0%                       19.8%
        Interest expense                                         1.9%                        1.4%
        Interest and other income                                0.2%                        0.8%
        Income tax expense                                       4.3%                        7.4%
        Minority interest                                        1.1%                        1.9%
        Net income                                               6.9%                        9.9%

Comparison of First Quarter of Fiscal 2002 to First Quarter of Fiscal 2001

Net Sales

Net sales for the first quarter of fiscal 2002 totaled $41.0 million, up 3% when compared to the first quarter of fiscal 2001 net sales of $39.7 million.

The increase in first quarter of fiscal 2002 sales reflects an increase of $4.6 million (a 57% increase) to $12.8 million in sales from the ETG partially offset by a decrease of $3.3 million (a 10% decrease) to $28.2 million in sales from the FSG. The ETG sales increase mainly reflects acquisitions as the Company expanded its capabilities to include laser, navigation and power supply battery technologies. This increase was partially offset by continued weakness in sales of EMI shielding products to the electronics and communications industries. The FSG sales decrease mainly reflects the continued impact of the terrorist attacks of September 11, 2001 (September 11th) on commercial airline customers and continued softness in demand within the component overhaul and repair services market, particularly from cargo carriers which resulted in lower PMA parts and overhaul services sales. This decrease was partially offset by sales of newly-acquired businesses. The sales attributable to newly-acquired businesses of both the ETG and FSG approximated $9 million.

 Gross Profits and Operating Expenses

The Company's gross profit margins averaged 36.2% for the first quarter of fiscal 2002 as compared to 43.0% for the first quarter of fiscal 2001. This decrease reflects lower margins within the FSG primarily attributable to lower sales of higher margin PMA parts and overhaul services and a budgeted increase in new product research and development expenses of $1.0 million. The decrease also reflects lower gross margins in the ETG due primarily to lower sales of higher margin EMI shielding products partially offset by higher gross profit margins from acquired businesses. Cost of sales amounts for the first quarter of fiscal 2002 and fiscal 2001 include approximately $2.5 million and $1.5 million, respectively, of new product research and development expenses. These expenses for the first quarter of fiscal 2001 are net of $300,000 of reimbursements received from Lufthansa pursuant to the research and development cooperation agreement entered into in October 1997. As of October 31, 2001, all reimbursements for research and development expenses were paid by Lufthansa. The new product research and development expenses for the first quarter of fiscal 2002 are net of reimbursements from AMR under their joint venture agreement with HEICO Aerospace. The reimbursements from AMR were not significant in the period. FSG's new product research and development expense for the full fiscal 2002 is expected to increase by approximately $3 million over fiscal 2001 as the Company plans to introduce additional new commercial jet engine and aircraft parts.

Selling, general and administrative (SG&A) expenses decreased $86,000 to $9.1 million for the first quarter of fiscal 2002 from $9.2 million for the first quarter of fiscal 2001. As a percentage of net sales, SG&A expenses decreased to 22.2% for the first quarter of fiscal 2002 compared to 23.1% for the first quarter of fiscal 2001. The decrease in SG&A and SG&A as a percent of sales is mainly due to the elimination of goodwill amortization ($1.6 million) as required under SFAS 142, discussed above, offset by the additional SG&A expenses of newly-acquired businesses.

Operating Income

Operating income decreased $2.1 million to $5.8 million for the first quarter of fiscal 2002 from $7.9 million for the first quarter of fiscal 2001. As a percent of net sales, operating income decreased from 19.8% in the first quarter of fiscal 2001 to 14.0% in the first quarter of fiscal 2002. The decrease in operating income reflects a decrease of $2.8 million from $7.0 million to $4.2 million in the Company's FSG partially offset by an increase of $800,000 from $1.9 million to $2.7 million in the Company's ETG. The decline in operating income as a percent of sales reflects a decline in the FSG's operating income as a percentage of net sales from 22.2% in the first quarter of fiscal 2001 to 14.9% in the first quarter of fiscal 2002 while the ETG's operating income as a percentage of net sales declined from 24.0% in the first quarter of fiscal 2001 to 21.3% in the first quarter of fiscal 2002. The decrease in the FSG's operating income and operating income as a percent of sales reflects the lower gross margins discussed above. The lower margins in the FSG were partially offset by the elimination of goodwill amortization of $1.2 million and the operating income of acquired businesses. The increase in ETG operating income reflects operating income from the acquisitions and the elimination of goodwill amortization of $400,000, partially offset by the continued weakness in economic conditions in certain technology industries, which continues to impact sales of EMI shielding products. The decrease in the ETG's operating income as a percent of net sales in the first quarter of fiscal 2002 is mainly due to lower sales of the higher margin EMI shielding products partially offset by higher gross margins of acquired businesses and the elimination of goodwill amortization.

Interest Expense

Interest expense increased $236,000 to $788,000 from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. The increase was principally due to borrowings used to fund acquisitions.

Interest and Other Income

Interest and other income decreased $252,000 from $315,000 to $63,000 from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. This decrease mainly reflects lower interest rates and other income.

Minority Interests

Minority interests principally represents the 20% minority interest held by Lufthansa in HEICO Aerospace and the 16% minority interest held by AMR in the joint venture with HEICO Aerospace. The decrease from $760,000 in the first quarter of fiscal 2001 to $439,000 in the first quarter of fiscal 2002 results from lower earnings of the FSG.

Net Income

The Company's net income was $2.8 million, or $.13 per diluted share, in the first quarter of fiscal 2002 and $3.9 million, or $.18 per diluted share, in the first quarter of fiscal 2001. The first quarter of fiscal 2002 net income includes a benefit as a result of adopting SFAS No. 142 discussed above. For the first quarter of fiscal 2001, net income as adjusted on a proforma basis for the adoption of SFAS No. 142 would have been $4.9 million, or $.22 per diluted share. The lower net income in the first quarter of fiscal 2002 reflects the lower operating income discussed above.

For the balance of fiscal 2002, the Company continues to expect some softness in our commercial aviation markets. However, based on current expectations of strengthening of the commercial aviation markets in the last half of 2002, the Company continues to target full fiscal year revenues slightly ahead of levels in fiscal 2001. With respect to earnings, the Company continues to believe targeted revenues will result in fiscal 2002 earnings per share being in a range of 85-90% of fiscal 2001. This is after deducting the budgeted increase in new product research and development spending discussed above.

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

Operating Activities

The Company's cash flow from operations was $4.0 million for the first quarter of 2002, consisting primarily of net income of $2.8 million, depreciation and amortization of $1.1 million, tax benefit on stock option exercises of $2.7 million, partially offset by an increase in net operating assets of $2.5 million, mainly due to higher inventories in the FSG associated with new products and inventory orders placed prior to September 11th.

Investing Activities

The principal cash used in investing activities in the first quarter of fiscal 2002 was acquisition related costs and capital expenditures of approximately $4.4 million and $1.3 million, respectively.

Financing Activities

The Company's principal financing activities during the first quarter of fiscal 2002 included net proceeds of $3.0 million from the Company's Credit Facility to fund acquisitions and the payment of cash dividends of $522,000.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS Statement No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and generally the provisions of the statement will be applied prospectively.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters may differ materially from that discussed as a result of factors, including, but not limited to, the demand for commercial air travel, the adverse impact of the September 11, 2001 terrorist attacks on commercial airlines and the economy in general, the extent of benefits received by U.S. airlines and air cargo carriers under the Air Transportation Safety and System Stabilization Act, considering any challenges to and interpretations or amendments of the Act, increasing cost of insurance coverage as a result of the September 11, 2001 terrorist attacks, credit risk related to receivables from customers, product specification costs and requirements, governmental and regulatory demands, competition on military programs, government export policies, government funding of military programs, product pricing levels, the Company's ability to make acquisitions and achieve operating synergies from such acquisitions, interest rates and economic conditions within and outside of the aerospace, defense and electronics industries. For an enterprise such as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company's interest rate swap pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $20 million expired on February 1, 2002. Based on the outstanding debt balance at January 31, 2002, a change of 1% in interest rates would cause a change in interest expense of approximately $700,000 on an annual basis.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits

          None.

     (b) There were no reports on Form 8-K filed during the three months ended January 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HEICO CORPORATION
                                          -----------------
                                            (Registrant)


    March 14, 2002                        BY /s/Thomas S. Irwin
---------------------                     ----------------------------------
         Date                             Thomas S. Irwin, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)