Form 10-Q
period 2002-04-30
HEICO CORP
filed 2002-06-12
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

                                       OR

            ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______ to_____


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
                                    Yes   X                   No
                                        -----                    -----

The number of shares outstanding of each of the Registrant's classes of common stock as of May 31, 2002:

       Title of Class                                 Shares Outstanding
Common Stock, $.01 par value                               9,372,770
Class A Common Stock, $.01 par value                      11,568,088

                                HEICO CORPORATION

                                      INDEX

                                                                        Page No.


Part I.  Financial Information:

   Item 1. Condensed Consolidated Balance Sheets (unaudited)
             as of April 30, 2002 and October 31, 2001                      2

           Condensed Consolidated Statements of Operations (unaudited)
            for the six and three months ended April 30, 2002 and 2001      3

           Condensed Consolidated Statements of Cash Flows (unaudited)
            for the six months ended April 30, 2002 and 2001                4

           Notes to Condensed Consolidated Financial Statements (unaudited) 5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks    21

Part II. Other Information:

   Item 4. Submission of Matters to a Vote of Security Holders             22

   Item 6. Exhibits and Reports on Form 8-K                                22

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                        ASSETS
                                                                               April 30, 2002           October 31, 2001
                                                                            ------------------         -----------------
Current assets:
     Cash and cash equivalents                                                     $7,816,000                $4,333,000
     Accounts receivable, net                                                      26,145,000                31,506,000
     Inventories                                                                   56,723,000                52,017,000
     Prepaid expenses and other current assets                                      7,811,000                 5,281,000
     Deferred income taxes                                                          2,786,000                 3,180,000
                                                                            ------------------         -----------------
        Total current assets                                                      101,281,000                96,317,000

Property, plant and equipment less accumulated
     depreciation of $24,685,000 and $22,673,000, respectively                     40,841,000                39,298,000
Intangible assets less accumulated amortization of
     $19,610,000 and $19,454,000, respectively                                    186,705,000               183,048,000
Other assets                                                                        6,842,000                 6,977,000
                                                                            ------------------         -----------------
        Total assets                                                             $335,669,000              $325,640,000
                                                                            ==================         =================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                             $17,000                   $27,000
     Trade accounts payable                                                         8,306,000                 7,768,000
     Accrued expenses and other current liabilities                                13,303,000                16,443,000
     Income taxes payable                                                                  --                   564,000
                                                                            ------------------         -----------------
        Total current liabilities                                                  21,626,000                24,802,000

Long-term debt, net of current maturities                                          67,983,000                66,987,000
Deferred income taxes                                                               3,652,000                 2,064,000
Other non-current liabilities                                                       5,631,000                 6,173,000
                                                                            ------------------         -----------------
        Total liabilities                                                          98,892,000               100,026,000
                                                                            ------------------         -----------------
Minority interests in consolidated subsidiaries                                    37,843,000                36,845,000
                                                                            ------------------         -----------------

Commitments and contingencies (Note 16)
Shareholders' equity:
     Preferred Stock, par value $.01 per share, Authorized - 10,000,000 shares issuable in series; 200,000 shares designated as Series A
        Junior Participating Preferred Stock, none issued                                  --                        --
     Common Stock, $.01 par value; Authorized - 30,000,000 shares;
        Issued and outstanding - 9,370,670 and 9,317,453 shares,
        respectively                                                                   93,000                    93,000
     Class A Common Stock, $.01 par value; Authorized - 30,000,000 shares; Issued and outstanding - 11,567,491 and 11,515,779
        shares, respectively                                                          116,000                   115,000
     Capital in excess of par value                                               153,618,000               150,605,000
     Accumulated other comprehensive loss                                                  --                  (226,000)
     Retained earnings                                                             50,107,000                43,830,000
                                                                            ------------------         -----------------
                                                                                  203,934,000               194,417,000

     Less:  Note receivable from employee savings and investment plan                      --                  (648,000)
            Note receivable secured by Class A Common Stock                        (5,000,000)               (5,000,000)
                                                                            ------------------         -----------------
        Total shareholders' equity                                                198,934,000               188,769,000
                                                                            ------------------         -----------------
        Total liabilities and shareholders' equity                               $335,669,000              $325,640,000
                                                                            ==================         =================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          Six months ended April 30,            Three months ended April 30,
                                                     ----------------------------------     ----------------------------------
                                                            2002               2001               2002               2001
                                                     ----------------    --------------     --------------    ----------------

Net sales                                                $84,013,000       $81,392,000        $43,001,000         $41,742,000
                                                     ----------------    --------------     --------------    ----------------

Operating costs and expenses:
   Cost of sales                                          53,804,000        45,984,000         27,642,000          23,366,000
   Selling, general and administrative expenses           18,444,000        19,159,000          9,356,000           9,985,000
                                                     ----------------    --------------     --------------    ----------------

Total operating costs and expenses                        72,248,000        65,143,000         36,998,000          33,351,000
                                                     ----------------    --------------     --------------    ----------------

Operating income                                          11,765,000        16,249,000          6,003,000           8,391,000

Interest expense                                          (1,262,000)       (1,064,000)          (474,000)           (512,000)
Interest and other income                                     92,000         1,387,000             29,000           1,072,000
Gain on sale of product line                               1,230,000                --          1,230,000                  --
                                                     ----------------    --------------     --------------    ----------------

Income before income taxes and minority interests         11,825,000        16,572,000          6,788,000           8,951,000

Income tax expense                                         4,200,000         6,439,000          2,430,000           3,486,000
                                                     ----------------    --------------     --------------    ----------------

Income before minority interests                           7,625,000        10,133,000          4,358,000           5,465,000

Minority interests in consolidated subsidiaries              827,000         1,411,000            388,000             651,000
                                                     ----------------    --------------     --------------    ----------------

Net income                                                $6,798,000        $8,722,000         $3,970,000          $4,814,000
                                                     ================    ==============     ==============    ================

Net income per share:
   Basic                                                        $.33              $.45               $.19                $.25
                                                     ================    ==============     ==============    ================

   Diluted                                                      $.30              $.40               $.18                $.22
                                                     ================    ==============     ==============    ================

Weighted average number of common shares outstanding:
   Basic                                                  20,863,790        19,296,677         20,886,951          19,334,073
                                                     ================    ==============     ==============    ================

   Diluted                                                22,596,372        22,027,867         22,654,966          22,117,033
                                                     ================    ==============     ==============    ================

Cash dividends per share                                       $.025             $.022               $ --                $ --
                                                     ================    ==============     ==============    ================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                       Six months ended April 30,
                                                                            --------------------------------------------
                                                                                     2002                      2001
                                                                            ------------------         -----------------
Cash flows from operating activities:
     Net income                                                                    $6,798,000                $8,722,000
     Adjustments to reconcile net income to cash
     provided by operating activities:
        Gain on sale of product line                                               (1,230,000)                       --
        Depreciation and amortization                                               2,181,000                 4,990,000
        Deferred income tax provision                                               1,838,000                   348,000
        Minority interests in consolidated subsidiaries                               827,000                 1,411,000
        Tax benefit on stock option exercises                                       2,675,000                   386,000
        Gain on sale of property held for disposition                                      --                  (657,000)
        Change in assets and liabilities, net of acquisitions:
           Decrease in accounts receivable                                          5,720,000                   838,000
           Increase in inventories                                                 (4,335,000)               (3,631,000)
           Increase in prepaid expenses and other assets                           (2,355,000)               (1,488,000)
           Decrease in trade payables, accrued
              expenses and other current liabilities                               (1,338,000)                 (683,000)
           Decrease in income taxes payable                                          (564,000)               (6,743,000)
           Other                                                                       68,000                  (233,000)
                                                                            ------------------         -----------------
     Net cash provided by operating activities                                     10,285,000                 3,260,000
                                                                            ------------------         -----------------

Cash flows from investing activities:
     Acquisitions and related costs, net of cash acquired                          (4,844,000)              (23,906,000)
     Capital expenditures                                                          (3,347,000)               (3,136,000)
     Proceeds from sale of product line                                                    --                12,412,000
     Proceeds from sale of long-term investments                                           --                 7,035,000
     Proceeds from sale of property held for disposition                                   --                 2,157,000
     Payment received from employee savings and investment
        plan note receivable                                                          648,000                   803,000
     Other                                                                            (30,000)                 (417,000)
                                                                            ------------------         -----------------
     Net cash used in investing activities                                         (7,573,000)               (5,052,000)
                                                                            ------------------         -----------------

Cash flows from financing activities:
     Proceeds from revolving credit facility                                        4,000,000                23,000,000
     Principal payments on long-term debt                                          (3,014,000)              (22,014,000)
     Proceeds from the exercise of stock options                                      311,000                   697,000
     Cash dividends paid                                                             (522,000)                 (437,000)
     Other                                                                             (4,000)                    2,000
                                                                            ------------------         -----------------
     Net cash provided by financing activities                                        771,000                 1,248,000
                                                                            ------------------         -----------------

Net increase (decrease) in cash and cash equivalents                                3,483,000                  (544,000)
Cash and cash equivalents at beginning of year                                      4,333,000                 4,807,000
                                                                            ------------------         -----------------
Cash and cash equivalents at end of period                                         $7,816,000                $4,263,000
                                                                            ==================         =================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 April 30, 2002

1. The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 2001. The October 31, 2001 condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. All net income per share, dividend per share, stock options and shares outstanding information has been retroactively restated to reflect all stock dividends.

3. In November 2001, the Company, through a subsidiary, acquired certain assets and liabilities of an unrelated entity. The purchase price was not significant to the Company's consolidated financial statements.

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

The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter of fiscal 2002. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the first six months of fiscal 2002. The Company has performed the transitional impairment test which requires comparison of carrying values to fair values and if appropriate the carrying value of impaired assets is reduced to fair value. As a result of the test performed, the Company determined there was no goodwill impairment as of the beginning of the first quarter. There can be no assurance that future goodwill impairments will not occur. Intangible assets that are not subject to amortization consist of goodwill. As of April 30, 2002, the carrying value of goodwill amounted to $185.6 million. Pretax goodwill amortization in the six months and three months ended April 30, 2001 amounted to $3.3 million ($.09 per diluted share, net of tax) and $1.7 million ($.05 per diluted share, net of tax), respectively.

The following table reflects a comparison of the current year to the comparable prior year periods' results of operations and net income per share adjusted to give effect to the adoption of SFAS No. 142:

                                                  Six months ended April 30,           Three months ended April 30,
                                             -------------------------------------    --------------------------------
                                                   2002                2001               2002               2001
                                             -----------------    ----------------    --------------     -------------
Reported net income                                $6,798,000          $8,722,000        $3,970,000        $4,814,000
Add-back after tax goodwill amortization                   --           2,104,000                --         1,076,000
                                             -----------------    ----------------    --------------     -------------
Adjusted net income                                $6,798,000         $10,826,000        $3,970,000        $5,890,000
                                             =================    ================    ==============     =============

Net income per share - basic                       $.33                $.45               $.19               $.25
Add-back after tax goodwill amortization            --                  .11                --                 .05
                                             -----------------    ----------------    --------------     -------------
Adjusted net income per share - basic              $.33                $.56               $.19               $.30
                                             =================    ================    ==============     =============

Net income per share - diluted                     $.30                $.40               $.18               $.22
Add-back after tax goodwill amortization            --                  .09                --                 .05
                                             -----------------    ----------------    --------------     -------------
Adjusted net income per share - diluted            $.30                $.49               $.18               $.27
                                             =================    ================    ==============     =============

The changes in the carrying amount of goodwill during the six months ended April 30, 2002 by segment are as follows:

                                                                                        Consolidated
                                                     FSG                 ETG                Total
                                               ----------------    ----------------    ----------------
Balance as of November 1, 2001                    $112,756,000         $69,322,000        $182,078,000
Goodwill acquired during the year                    3,437,000                  --           3,437,000
Other                                                   70,000              42,000             112,000
                                               ----------------    ----------------    ----------------
Balance as of April 30, 2002                      $116,263,000         $69,364,000        $185,627,000
                                               ================    ================    ================

The increase in goodwill in the six months ended April 30, 2002 results primarily from the acquisition of assets and liabilities of an unrelated entity in November 2001.

Other intangible assets subject to amortization consist primarily of patents, non-compete covenants and loan costs. The gross carrying amount and accumulated amortization of other intangible assets was $3.2 million and $2.1 million, respectively, as of April 30, 2002. Amortization expense of other intangible assets for the six months and three months ended April 30, 2002 was $156,000 and $62,000, respectively. Amortization expense for the fiscal year ended October 31, 2002 and the succeeding five fiscal years by year is expected to be as follows: 2002 - $307,000; 2003 - $249,000; 2004 - $226,000; 2005 - $178,000;
2006 - $37,000; 2007 - $36,000.

5. In September 2000, the Company sold a product line represented by a wholly-owned subsidiary, Trilectron Industries, Inc. (Trilectron). At the time of the sale, the Company accrued approximately $10.8 million for expenses related to the sale. In the second quarter of fiscal 2002, the Company recognized a $1.2 million pre-tax gain ($765,000 net of tax or $.03 per diluted share) on sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions of the sales contract. The $1.2 million gain is reported as gain on sale of product line in the condensed consolidated statements of operations.

6.   Accounts receivable are composed of the following:

                                                                    April 30, 2002              October 31, 2001
                                                                -------------------           -------------------
       Accounts receivable                                             $27,187,000                   $32,415,000
       Less allowance for doubtful accounts                             (1,042,000)                     (909,000)
                                                                -------------------           -------------------
          Accounts receivable, net                                     $26,145,000                   $31,506,000
                                                                ===================           ===================

7. Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                                    April 30, 2002              October 31, 2001
                                                                -------------------           -------------------
       Costs incurred on uncompleted contracts                          $6,062,000                    $7,709,000
       Estimated earnings                                                5,136,000                     6,224,000
                                                                -------------------           -------------------
                                                                        11,198,000                    13,933,000
       Less:  Billings to date                                         (13,241,000)                  (14,770,000)
                                                                -------------------           -------------------
                                                                       ($2,043,000)                    ($837,000)
                                                                ===================           ===================
       Included in accompanying balance
          sheets under the following captions:
          Accounts receivable, net (costs and estimated
             earnings in excess of billings)                              $735,000                      $234,000
          Accrued expenses and other current liabilities
            (billings in excess of costs and estimated earnings)        (2,778,000)                   (1,071,000)
                                                                -------------------           -------------------
                                                                       ($2,043,000)                    ($837,000)
                                                                ===================           ===================

Changes in estimates on long-term contracts accounted for under the percentage of completion method did not have a significant impact on net income and diluted net income per share in the six months and three months ended April 30, 2002. For the six months and three months ended April 30, 2001, changes in estimates increased net income and diluted net income per share by $600,000 ($.03 per diluted share) and $400,000 ($.02 per diluted share), respectively.

8.   Inventories are comprised of the following:

                                                                     April 30, 2002         October 31, 2001
                                                                 -------------------     --------------------
       Finished products                                                $32,025,000              $27,791,000
       Work in process                                                    7,279,000                7,883,000
       Materials, parts, assemblies and supplies                         17,419,000               16,343,000
                                                                 -------------------     --------------------
          Total inventories                                             $56,723,000              $52,017,000
                                                                 ===================     ====================

Inventories related to long-term contracts were not significant as of April 30, 2002 and October 31, 2001.

9.   Long-term debt consists of:

                                                                     April 30, 2002         October 31, 2001
                                                                 -------------------     --------------------
        Borrowings under revolving credit facility                      $66,000,000              $65,000,000
        Industrial Development Revenue Refunding
           Bonds - Series 1988                                            1,980,000                1,980,000
        Equipment loans                                                      20,000                   34,000
                                                                 -------------------     --------------------
                                                                         68,000,000               67,014,000
        Less current maturities                                             (17,000)                 (27,000)
                                                                 -------------------     --------------------
                                                                        $67,983,000              $66,987,000
                                                                 ===================     ====================

10. Pursuant to the Company's $120 million revolving credit facility (Credit Facility) of which $66 million is outstanding as of April 30, 2002, funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a period through July 2005. The weighted average interest rates were 2.9% and 3.4% at April 30, 2002 and October 31, 2001, respectively.

The interest rates on the Series 1988 industrial development revenue bonds were 1.8% and 2.1% at April 30, 2002 and October 31, 2001, respectively.

11. For the six months ended April 30, 2002 and 2001, cost of sales amounts include approximately $5.2 million and $3.0 million, respectively, of new product research and development expenses. The expenses for the first six months of fiscal 2001 are net of $1.0 million in reimbursements pursuant to research and development cooperation and joint venture agreements. The reimbursements pursuant to such agreements in the six months ended April 30, 2002 were not significant.

12. The Company's effective tax rate decreased from 38.9% in the first six months of fiscal 2001 to 35.5% in the first six months of fiscal 2002 primarily due to the elimination of goodwill amortization.

13. Information on operating segments for the six months and quarter ended April 30, 2002 and 2001, respectively, for the Flight Support Group (FSG) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group
(ETG) consisting of HEICO Electronic Technologies Corp. and its subsidiaries are as follows:

                                                         Segments
                                            -----------------------------------
                                                                                       Other,
                                                                                      Primarily
                                                                                    Corporate and
                                                                                     Intersegment        Consolidated
                                                 FSG                 ETG                Sales               Totals
                                            ---------------     ---------------    ----------------     ---------------
For the six months ended April 30, 2002:
-------------------------------------------
Net sales                                      $57,418,000         $26,938,000          ($343,000)         $84,013,000
Depreciation and amortization                    1,434,000             598,000            149,000            2,181,000
Operating income                                 8,040,000           6,157,000         (2,432,000)          11,765,000
Capital expenditures                             2,147,000           1,170,000             30,000            3,347,000

For the six months ended April 30, 2001:
-------------------------------------------
Net sales                                      $64,787,000         $16,605,000             $    -          $81,392,000
Depreciation and amortization                    3,765,000           1,095,000            130,000            4,990,000
Operating income                                14,669,000           3,954,000         (2,374,000)          16,249,000
Capital expenditures                             2,052,000             380,000            704,000            3,136,000

For the quarter ended April 30, 2002:
-------------------------------------------
Net sales                                     $ 29,038,000         $14,130,000          ($167,000)         $43,001,000
Depreciation and amortization                      760,000             289,000             68,000            1,117,000
Operating income                                 3,844,000           3,427,000         (1,268,000)           6,003,000
Capital expenditures                             1,041,000             972,000             28,000            2,041,000

For the quarter ended April 30, 2001:
-------------------------------------------
Net sales                                      $33,284,000          $8,458,000             $    -          $41,742,000
Depreciation and amortization                    1,916,000             561,000             72,000            2,549,000
Operating income                                 7,678,000           2,004,000         (1,291,000)           8,391,000
Capital expenditures                             1,238,000             341,000            692,000            2,271,000

Total assets held by the operating segments as of April 30, 2002 and October 31, 2001 are as follows:

                                                        Segments
                                          -------------------------------------
                                                                                      Other,
                                                                                     Primarily          Consolidated
                                                FSG                  ETG             Corporate             Totals
                                          -----------------    ----------------    --------------      ---------------
As of April 30, 2002                          $216,967,000        $106,565,000       $12,137,000         $335,669,000
As of October 31, 2001                        $209,367,000        $105,451,000       $10,822,000         $325,640,000

14.   The Company's comprehensive income consists of:


                                              Six months ended April 30,              Three months ended April 30,
                                          ------------------------------------     -----------------------------------
                                                   2002                2001               2002                2001
                                          -----------------    ---------------     --------------     ----------------
Net income                                      $6,798,000         $8,722,000         $3,970,000           $4,814,000
     Interest rate swap income (loss)
         adjustment                                370,000           (400,000)           223,000             (111,000)
     Tax (expense) benefit                        (144,000)           156,000            (92,000)              43,000

                                          -----------------    ---------------     --------------     ----------------
Comprehensive income                            $7,024,000         $8,478,000         $4,101,000           $4,746,000
                                          =================    ===============     ==============     ================

15. The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted net income per share.

                                              Six months ended April 30,              Three months ended April 30,
                                          ------------------------------------     -----------------------------------
                                                  2002                2001               2002                2001
                                          -----------------    ---------------     --------------     ----------------
Weighted average common shares
  outstanding                                   20,863,790         19,296,677         20,886,951           19,334,073
Net effect of dilutive stock options             1,732,582          2,731,190          1,768,015            2,782,960
                                          -----------------    ---------------     --------------     ----------------
Weighted average common shares
  outstanding - assuming dilution               22,596,372         22,027,867         22,654,966           22,117,033
                                          =================    ===============     ==============     ================
Options outstanding which are not
  included in the calculation of
  diluted net income per share
  because their impact is anti-dilutive            879,865            571,509            555,680              522,066
                                          =================    ===============     ==============     ================

16. The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a significant effect on the Company's condensed consolidated financial statements.

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

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

This discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herein. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates if different assumptions were used or different events ultimately transpire.

Our Flight Support Group (FSG) consists of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries and our Electronic Technologies Group (ETG) consists of HEICO Electronic Technologies Corp. and its subsidiaries.

In November 2001, the Company, through a FSG subsidiary, acquired certain assets and liabilities of an unrelated entity. The purchase price was not significant to the Company's consolidated financial statements.

All net income per share information has been retroactively restated to reflect all stock dividends.

Critical Accounting Policies

The Company believes that the following are its most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated are recognized on the percentage of completion method, measured by the cost-to-cost method. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts were not material in the second quarter and first six months of fiscal 2002.

Valuation of Accounts Receivable

The valuation of accounts receivable requires that the Company provide for anticipated bad debts, by recording allowances based upon experience, economic conditions, and a significant negative change in a customer's financial condition. Actual bad debts could differ from estimates used.

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

The Company periodically evaluates inventory levels, giving consideration to factors such as the physical condition of the inventory, sales patterns and expected future demand and estimates a reasonable amount to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorable or unfavorable, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the valuation allowances were established.

Goodwill

The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter of fiscal 2002. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the first six months of fiscal 2002. The Company has performed the transitional impairment test which requires comparison of carrying values to fair values and if appropriate the carrying value of impaired assets is reduced to fair value. As a result of the test performed, the Company determined there was no goodwill impairment as of the beginning of the first quarter. The test required estimates, assumptions and judgments and results could be materially different if different estimates, assumptions and judgments had been used. There can be no assurance that future goodwill impairments will not occur. Intangible assets that are not subject to amortization consist of goodwill. As of April 30, 2002, goodwill amounted to $185.6 million.

Results of Operations

The Company's results of operations in the first six months of fiscal 2002 compared to the same period in fiscal 2001 has been significantly affected by the terrorist attacks of September 11, 2001 (September 11th), the adoption of SFAS No. 142 and the results of operations from businesses acquired in fiscal 2001.

For the periods indicated below, the following tables set forth the results of operations, net sales and operating income by operating segment and the percentage of net sales represented by the respective items.

                                                  Six months ended April 30,           Three months ended April 30,
                                               ----------------------------------    ---------------------------------
                                                    2002                2001               2002               2001
                                               --------------    ----------------    --------------     --------------
Net sales                                        $84,013,000         $81,392,000       $43,001,000        $41,742,000
                                               --------------    ----------------    --------------     --------------
Cost of sales                                     53,804,000          45,984,000        27,642,000         23,366,000
Selling, general and administrative expenses      18,444,000          19,159,000         9,356,000          9,985,000
                                               --------------    ----------------    --------------     --------------
Total operating costs and expenses                72,248,000          65,143,000        36,998,000         33,351,000
                                               --------------    ----------------    --------------     --------------
Operating income                                 $11,765,000         $16,249,000        $6,003,000         $8,391,000
                                               ==============    ================    ==============     ==============

                                                  Six months ended April 30,            Three months ended April 30,
                                             ------------------------------------    ---------------------------------
                                                  2002                2001               2002               2001
                                             ---------------    -----------------    --------------    ---------------
Net sales by segment:
  FSG                                           $57,418,000          $64,787,000       $29,038,000        $33,284,000
  ETG                                            26,938,000           16,605,000        14,130,000          8,458,000
  Intersegment sales                               (343,000)                   -          (167,000)                 -
                                             ---------------    -----------------    --------------    ---------------
                                                $84,013,000          $81,392,000       $43,001,000        $41,742,000
                                             ===============    =================    ==============    ===============
Operating income by segment:
  FSG                                            $8,040,000          $14,669,000        $3,844,000         $7,678,000
  ETG                                             6,157,000            3,954,000         3,427,000          2,004,000
  Other, primarily corporate                     (2,432.000)          (2,374,000)       (1,268,000)        (1,291,000)
                                             ---------------    -----------------    --------------    ---------------
                                                $11,765,000          $16,249,000        $6,003,000         $8,391,000
                                             ===============    =================    ==============    ===============

Net sales                                            100.0%               100.0%            100.0%             100.0%
Gross profit                                          36.0%                43.5%             35.7%              44.0%
Selling, general and
  administrative expense                              22.0%                23.5%             21.8%              23.9%
Operating income                                      14.0%                20.0%             14.0%              20.1%
Interest expense                                       1.5%                 1.3%              1.1%               1.2%
Interest and other income                              0.1%                 1.7%              0.1%               2.6%
Gain on sale of product line                           1.5%                    -              2.9%                  -
Income tax expense                                     5.0%                 7.9%              5.7%               8.4%
Minority interest                                      1.0%                 1.7%              0.9%               1.6%
Net income                                             8.1%                10.7%              9.2%              11.5%

Comparison of First Six Months of Fiscal 2002 to First Six Months of Fiscal 2001

Net Sales

Net sales for the first six months of fiscal 2002 totaled $84.0 million, up 3% when compared to the first six months of fiscal 2001 net sales of $81.4 million.

The increase in the first six months of fiscal 2002 sales reflects an increase of $10.3 million (a 62% increase) to $26.9 million in sales from the ETG partially offset by a decrease of $7.4 million (an 11% decrease) to $57.4 million in sales from the FSG. The ETG sales increase mainly reflects acquisitions as the Company expanded its capabilities to include laser, navigation and power supply technologies. This increase was partially offset by continued weakness in sales of EMI shielding products to the electronics and communications industries. The FSG sales decrease mainly reflects the continued impact of the terrorist attacks of September 11th on commercial airline customers and continued softness in demand within the component overhaul and repair services market, particularly from cargo carriers which resulted in lower PMA parts and overhaul services sales. This decrease was partially offset by sales of newly-acquired businesses. The sales attributable to newly-acquired businesses of both the ETG and FSG approximated $16.3 million.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 36.0% for the first six months of fiscal 2002 as compared to 43.5% for the first six months of fiscal 2001. This decrease reflects lower margins within the FSG primarily attributable to lower sales of higher margin PMA parts and overhaul services discussed above, a budgeted increase in new product research and development expenses of $2.3 million and an excess inventory charge of $400,000 at one of the Company's overhaul services companies. The decrease also reflects slightly lower gross margins in the ETG due primarily to lower sales of higher margin electro-magnetic interference (EMI) shielding products partially offset by gross profit margins from acquired businesses. Cost of sales amounts for the first six months of fiscal 2002 and fiscal 2001 include approximately $5.2 million and $3.0 million, respectively, of new product research and development expenses net of reimbursements pursuant to cooperation and joint venture agreements. FSG's new product research and development expense for the full fiscal 2002 is expected to increase by approximately $3 million over fiscal 2001 as the Company plans to introduce additional new commercial jet engine and aircraft parts.

Selling, general and administrative (SG&A) expenses decreased to $18.4 million for the first six months of fiscal 2002 from $19.2 million for the first six months of fiscal 2001. As a percentage of net sales, SG&A expenses decreased to 22.0% for the first six months of fiscal 2002 compared to 23.5% for the first six months of fiscal 2001. The decrease in SG&A and SG&A as a percent of sales is mainly due to the elimination of goodwill amortization ($3.3 million) as required under SFAS 142, offset by the additional SG&A expenses of newly-acquired businesses and accelerated marketing efforts.

Operating Income

Operating income decreased to $11.8 million for the first six months of fiscal 2002 from $16.2 million for the first six months of fiscal 2001. As a percent of net sales, operating income decreased from 20.0% in the first six months of fiscal 2001 to 14.0% in the first six months of fiscal 2002. The decrease in operating income reflects a decrease from $14.7 million to $8.0 million in the Company's FSG partially offset by an increase from $4.0 million to $6.2 million in the Company's ETG. The decline in operating income as a percent of sales reflects a decline in the FSG's operating income as a percentage of net sales from 22.6% in the first six months of fiscal 2001 to 14.0% in the first six months of fiscal 2002 while the ETG's operating income as a percentage of net sales declined from 23.8% in the first six months of fiscal 2001 to 22.9% in the first six months of fiscal 2002. The decrease in the FSG's operating income and operating income as a percent of sales reflects the lower sales and gross margins discussed above. The lower margins in the FSG were partially offset by the elimination of goodwill amortization of $2.5 million and the operating income of acquired businesses. The increase in ETG operating income reflects operating income from the acquisitions and the elimination of goodwill amortization of $800,000, partially offset by the continued weakness in economic conditions in certain technology industries, which continues to impact sales of EMI shielding products. The decrease in the ETG's operating income as a percent of net sales in the first six months of fiscal 2002 is mainly due to lower sales of the higher margin EMI shielding products partially offset by higher gross margins of acquired businesses and the elimination of goodwill amortization.

Interest Expense

Interest expense increased $198,000 to $1,262,000 from the first six months of fiscal 2001 to the first six months of fiscal 2002. The increase was principally due to borrowings used to fund acquisitions.

Interest and Other Income

Interest and other income decreased from $1.4 million to $92,000 from the first six months of fiscal 2001 to the first six months of fiscal 2002. This decrease is mainly due to the inclusion in fiscal 2001 of the gain of $657,000 on the sale of property retained in the sale of the Trilectron product line sold in September 2000 and the realized gain of $179,000 on the sale of long-term investments. The decrease also reflects lower investment interest rates and other income in the first six months of fiscal 2002.

Gain on Sale of Product Line

In the second quarter of fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 net of tax or $.03 per diluted share) on sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions of the sales contract.

Minority Interests

Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. The decrease from the first six months of fiscal 2001 to the first six months of fiscal 2002 results from lower earnings of the FSG.

Income Tax Expense

The Company's effective tax rate was 35.5% in the first six months of fiscal 2002 and 38.9% in the first six months of fiscal 2001. The decrease is primarily due to the elimination of goodwill amortization in the first six months of fiscal 2002.

Net Income

The Company's net income was $6.8 million, or $.30 per diluted share, in the first six months of fiscal 2002 and $8.7 million, or $.40 per diluted share, in the first six months of fiscal 2001. For the first six months of fiscal 2001, net income as adjusted on a proforma basis for the adoption of SFAS No. 142 would have been $10.8 million, or $.49 per diluted share. The lower net income in the first six months of fiscal 2002 reflects the lower operating income discussed above, partially offset by the additional gain on sale of the Trilectron product line.

Outlook

During the second quarter of fiscal 2002, the Company experienced some recovery of sales to airline customers as reflected by a 14% increase in sales of FAA-approved replacement parts over the first quarter of fiscal 2002 reflecting some replacement of capacity by the airlines and additional product offerings by the Company. Net sales in the second quarter of fiscal 2002 reflects an increase of $2.0 million (a 5% increase) when compared to sales in the first quarter of fiscal 2002 of $41.0 million. This increase reflects an increase in sales of both the FSG and the ETG. ETG sales increased $1.3 million (10% increase) from $12.8 million in the first quarter of fiscal 2002 due mainly to increased sales from defense-related contracts. FSG sales increased $700,000 from $28.4 million in the first quarter of fiscal 2002 mainly due to the 14% increase in FAA-approved parts sales partially offset by lower sales to the original equipment manufacturer market. The Company is still unable to predict with certainty when, or if the commercial markets will fully rebound.

Operating income in the second quarter of fiscal 2002 increased by $200,000 compared to operating income in the first quarter of fiscal 2002 of $5.8 million. The increase reflects higher operating income in the ETG partially offset by lower operating income in the FSG. The ETG's operating income increased $700,000 (a 26% increase) from $2.7 million in the first quarter of fiscal 2002. This increase reflects higher sales of defense-related contracts discussed above. FSG's operating income decreased $350,000 from $4.2 million in the first quarter of fiscal 2002 primarily due to the inventory charge discussed below and higher new product research and development expense partially offset by the benefit of the higher sales discussed above.

Net income in the second quarter of fiscal 2002 increased $1.1 million, or 5 cents per share, from $2,828,000 or 13 cents per share in the first quarter of fiscal 2002. The increased net income in the second quarter of fiscal 2002 compared to the first quarter of fiscal 2002 reflects higher sales and earnings discussed above. In addition, net income in the second quarter reflects $765,000, or $.03 per diluted share, related to an increase in the gain on sale of the Trilectron product line.

The Company believes that its strategic relationships with some of the world's major airlines; including Lufthansa, American Airlines and United Airlines (United) demonstrates how critical the Company is to the airlines' ability to operate cost effectively. The recently announced strategic alliance with United is expected to provide the Company with between $100 to $150 million of non-JT8D engine revenue over the next seven years.

In addition, the Company's diversification of its operations beyond commercial aerospace has cushioned the impact of September 11th. Including sales from newly-acquired businesses, revenues from defense customers in fiscal 2002 increased over 70% compared to the first six months of fiscal 2001 and represent approximately 25% of our total revenues in the first six months of fiscal 2002. In addition, approximately 10% of our total revenues in the first six months of fiscal 2002 were derived from markets other than the aviation and defense industries, including industrial, medical, electronics and telecommunications. The Company currently expects continued strengthening of its defense markets and low to modest growth in other markets.

The Company has also increased its new product research and development budget for FAA-approved replacement parts by over 50% to more than $9 million in fiscal 2002 and has met targets set for new product designs and approvals through April 30, 2002.

For the balance of fiscal 2002, the Company expects improvements in its operating results despite some softness in the commercial aviation markets. Based on current market conditions and customer order patterns, the Company expects revenues in the second half of fiscal 2002 to be up at least 10% - 15% over the first half of fiscal 2002 and earnings to be up at least 25% - 40% in the same period.

Because of the uncertainties in the commercial aviation market since September 11th and the generally slow domestic economy, the Company cannot predict with certainty the near-term impact of recent events. The Company believes, however, that its basic strategies will result in long-term growth.

Comparison of Second Quarter of Fiscal 2002 to Second Quarter of Fiscal 2001

Net Sales

Net sales for the second quarter of fiscal 2002 totaled $43.0 million, up 3% when compared to the second quarter of fiscal 2001 net sales of $41.7 million.

The increase in second quarter of fiscal 2002 sales reflects an increase of $5.7 million (a 67% increase) to $14.1 million in sales from the ETG partially offset by a decrease of $4.2 million (a 13% decrease) to $29.0 million in sales from the FSG. The ETG sales increase mainly reflects acquisitions as the Company expanded its capabilities to include laser, navigation and power supply technologies. This increase was partially offset by continued weakness in sales of EMI shielding products to the electronics and communications industries. The FSG sales decrease mainly reflects the continued impact of the terrorist attacks of September 11th on commercial airline customers and continued softness in demand within the component overhaul and repair services market, particularly from cargo carriers which resulted in lower PMA parts and overhaul services sales. This decrease was partially offset by sales of newly-acquired businesses. The sales attributable to newly-acquired businesses of both the ETG and FSG approximated $7.4 million.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 35.7% for the second quarter of fiscal 2002 as compared to 44.0% for the second quarter of fiscal 2001. This decrease reflects lower margins within the FSG primarily attributable to lower sales of higher margin PMA parts and overhaul services, discussed above, a budgeted increase in new product research and development expenses of $1.4 million and an excess inventory charge of $300,000 at one of the Company's overhaul services companies. The decrease also reflects slightly lower gross margins in the ETG due primarily to lower sales of higher margin EMI shielding products partially offset by gross margins from acquired businesses. Cost of sales amounts for the second quarter of fiscal 2002 and fiscal 2001 include approximately $2.6 million and $1.4 million, respectively, of new product research and development expenses net of reimbursements pursuant to cooperation and joint venture agreements.

Selling, general and administrative (SG&A) expenses decreased $600,000 to $9.4 million for the second quarter of fiscal 2002 from $10.0 million for the second quarter of fiscal 2001. As a percentage of net sales, SG&A expenses decreased to 21.8% for the second quarter of fiscal 2002 compared to 23.9% for the second quarter of fiscal 2001. The decrease in SG&A and SG&A as a percentage of net sales is mainly due to the elimination of goodwill amortization ($1.7 million) as required under SFAS 142, discussed above, offset by the additional SG&A expenses of newly-acquired businesses and accelerated marketing efforts.

Operating Income

Operating income decreased to $6.0 million for the second quarter of fiscal 2002 from $8.4 million for the second quarter of fiscal 2001. As a percentage of net sales, operating income decreased from 20.1% in the second quarter of fiscal 2001 to 14.0% in the second quarter of fiscal 2002. The decrease in operating income reflects a decrease from $7.7 million to $3.8 million in the Company's FSG partially offset by an increase from $2.0 million to $3.4 million in the Company's

ETG. The decline in operating income as a percent of sales reflects a decline in the FSG's operating income as a percentage of net sales from 23.1% in the second quarter of fiscal 2001 to 13.2% in the second quarter of fiscal 2002 partially offset by an increase in the ETG's operating income as a percentage of net sales from 23.7% in the second quarter of fiscal 2001 to 24.3% in the second quarter of fiscal 2002. The decrease in the FSG's operating income and operating income as a percentage of sales reflects the lower sales and gross margins discussed above. The lower margins in the FSG were partially offset by the elimination of goodwill amortization of $1.3 million and the operating income of acquired businesses. The increase in ETG operating income and operating income as a percentage of net sales reflects operating income from the acquired businesses and the elimination of goodwill amortization of $400,000, partially offset by the continued weakness in economic conditions in certain technology industries, which continues to impact sales of EMI shielding products.

Interest Expense

Interest expense decreased $38,000 to $474,000 from the second quarter of fiscal 2001 to the second quarter of fiscal 2002. The decrease was principally due to lower interest rates on outstanding debt in the second quarter of fiscal 2002.

Interest and Other Income

Interest and other income decreased from $1,072,000 to $29,000 from the second quarter of fiscal 2001 to the second quarter of fiscal 2002. This decrease is mainly due to the inclusion in the second quarter of fiscal 2001 of the gain of $657,000 on the sale of property retained in the sale of the Trilectron product line sold in September 2000 and the realized gain of $179,000 on the sale of long-term investments in the second quarter of fiscal 2001. The decrease also reflects lower investment interest rates and other income in the second quarter of fiscal 2002.

Gain on Sale of Product Line

In the second quarter of fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 net of tax or $.03 per diluted share) on sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions of the sales contract.

Income Tax Expense

The Company's effective tax rate was 35.8% in the second quarter of fiscal 2002 and 38.9% in the second quarter of fiscal 2001. The decrease is primarily due to the elimination of goodwill amortization in the second quarter of fiscal 2002.

Minority Interests

Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. The decrease from the second quarter of fiscal 2001 to the second quarter of fiscal 2002 results from lower earnings of the FSG.

Net Income

The Company's net income was $4.0 million, or $.18 per diluted share, in the second quarter of fiscal 2002 and $4.8 million, or $.22 per diluted share, in the second quarter of fiscal 2001. For the second quarter of fiscal 2001, net income as adjusted on a proforma basis for the adoption of SFAS No. 142 would have been $5.9 million, or $.27 per diluted share. The lower net income in the second quarter of fiscal 2002 reflects the lower operating income discussed above partially offset by the additional gain on sale of the Trilectron product line.

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

Operating Activities

The Company's cash flow from operations was $10.3 million for the first six months of fiscal 2002, consisting primarily of net income of $6.8 million, depreciation and amortization of $2.2 million, tax benefit on stock option exercises of $2.7 million, deferred income tax provision of $1.8 million, partially offset by an increase in net operating assets of $2.9 million, mainly due to higher inventories in the FSG associated with new products and inventory orders placed prior to September 11th.

Investing Activities

The principal cash used in investing activities in the first six months of fiscal 2002 was acquisition related costs and capital expenditures of approximately $4.8 million and $3.3 million, respectively.

Financing Activities

The Company's principal financing activities during the first six months of fiscal 2002 included net proceeds of $1.0 million from the Company's Credit Facility to fund acquisitions and the payment of cash dividends of $522,000.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company's interest rate swap pursuant to which it exchanged floating rate interest based on three-month LIBOR on a notional principal amount of $20 million expired on February 1, 2002. Based on the outstanding debt balance at April 30, 2002, a change of 1% in interest rates would cause a change in interest expense of approximately $680,000 on an annual basis.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

        At the Annual Meeting of Shareholders held on March 19, 2002, the Company's shareholders elected seven directors and approved the HEICO Corporation 2002 Stock Option Plan pursuant to which 520,000 shares of Common Stock and/or Class A Common Stock are reserved for issuance.

         The number of votes cast for and withheld for each nominee for director were as follows:

Director                                        For                   Withheld
--------                                        ---                   --------
Samuel L. Higginbottom                       9,631,633                 76,784
Wolfgang Mayrhuber                           9,309,794                398,623
Eric A. Mendelson                            9,640,740                 67,677
Laurans A. Mendelson                         9,643,850                 64,567
Victor H. Mendelson                          9,640,909                 67,508
Albert Morrison, Jr.                         9,644,507                 63,910
Dr. Alan Schriesheim                         9,634,314                 74,103

The number of votes cast for, withheld and abstained for the HEICO Corporation 2002 Stock Option Plan were as follows:

              For:      8,345,329
          Against:      1,022,379
        Abstained:        340,709

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b) There were no reports on Form 8-K filed during the three months ended April 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEICO CORPORATION
                                           -----------------
                                              (Registrant)


    June 12, 2002                          BY /s/Thomas S. Irwin
--------------------                       ----------------------------------
         Date                              Thomas S. Irwin, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)