Form 10-Q
period 2002-07-31
HEICO CORP
filed 2002-09-13
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

                                       OR

            ( )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ------------

                          Commission file number 1-4604

                                HEICO CORPORATION
             (Exact name of registrant as specified in its charter)

           FLORIDA                                        65-0341002
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3000 TAFT STREET, HOLLYWOOD, FLORIDA                              33021
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
                                    Yes   X                   No
                                        -----                    -----

The number of shares outstanding of each of the Registrant's classes of common stock as of August 31, 2002:

       Title of Class                                Shares Outstanding
Common Stock, $.01 par value                             9,379,347
Class A Common Stock, $.01 par value                    11,603,195

                                HEICO CORPORATION

                                      INDEX

                                                                        Page No.

Part I.  Financial Information:

   Item 1. Condensed Consolidated Balance Sheets (unaudited)
             as of July 31, 2002 and October 31, 2001                         2

           Condensed Consolidated Statements of Operations (unaudited)
             for the nine and three months ended July 31, 2002 and 2001       3

           Condensed Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended July 31, 2002 and 2001                 4

           Notes to Condensed Consolidated Financial Statements (unaudited)   5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             12

   Item 3. Quantitative and Qualitative Disclosures about Market Risks       22

Part II. Other Information:

   Item 6. Exhibits and Reports on Form 8-K                                  23

Signatures                                                                   24

Certifications                                                               25

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                            ASSETS
                                                                                 July 31, 2002  October 31, 2001
                                                                                 -------------  ----------------
Current assets:
     Cash and cash equivalents                                                      $5,340,000       $4,333,000
     Accounts receivable, net                                                       25,260,000       31,506,000
     Inventories                                                                    55,654,000       52,017,000
     Prepaid expenses and other current assets                                       7,412,000        5,281,000
     Deferred income taxes                                                           2,750,000        3,180,000
                                                                                 -------------    -------------
        Total current assets                                                        96,416,000       96,317,000

Property, plant and equipment less accumulated
     depreciation of $25,744,000 and $22,673,000, respectively                      40,702,000       39,298,000
Intangible assets less accumulated amortization of
     $19,673,000 and $19,454,000, respectively                                     189,780,000      183,048,000
Other assets                                                                         7,498,000        6,977,000
                                                                                 -------------    -------------
        Total assets                                                              $334,396,000     $325,640,000
                                                                                 =============    =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                              $12,000          $27,000
     Trade accounts payable                                                          7,077,000        7,768,000
     Accrued expenses and other current liabilities                                 13,070,000       16,443,000
     Income taxes payable                                                                   --          564,000
                                                                                 -------------    -------------
        Total current liabilities                                                   20,159,000       24,802,000

Long-term debt, net of current maturities                                           63,981,000       66,987,000
Deferred income taxes                                                                4,831,000        2,064,000
Other non-current liabilities                                                        6,183,000        6,173,000
                                                                                 -------------    -------------
        Total liabilities                                                           95,154,000      100,026,000
                                                                                 -------------    -------------
Minority interests in consolidated subsidiaries                                     37,865,000       36,845,000
                                                                                 -------------    -------------

Commitments and contingencies (Note 16)
Shareholders' equity:
     Preferred Stock, par value $.01 per share; Authorized - 10,000,000 shares issuable in series; 200,000 shares designated as Series A
        Junior Participating Preferred Stock, none issued                                   --               --
     Common Stock, $.01 par value; Authorized - 30,000,000 shares;
        Issued and Outstanding - 9,379,347 and 9,317,453 shares,
        respectively                                                                    94,000           93,000
     Class A Common Stock, $.01 par value; Authorized - 30,000,000 shares; Issued and Outstanding - 11,603,195 and 11,515,779
        shares, respectively                                                           116,000          115,000
     Capital in excess of par value                                                153,758,000      150,605,000
     Accumulated other comprehensive loss                                                   --         (226,000)
     Retained earnings                                                              52,409,000       43,830,000
                                                                                 -------------    -------------
                                                                                   206,377,000      194,417,000

     Less:  Note receivable from employee savings and investment plan                       --         (648,000)
            Note receivable secured by Class A Common Stock                         (5,000,000)      (5,000,000)
                                                                                 -------------    -------------
        Total shareholders' equity                                                 201,377,000      188,769,000
                                                                                 -------------    -------------
        Total liabilities and shareholders' equity                                $334,396,000     $325,640,000
                                                                                 =============    =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          Nine months ended July 31,       Three months ended July 31,
                                                        ------------------------------    ------------------------------
                                                             2002             2001             2002             2001
                                                        -------------    -------------    --------------    ------------
Net sales                                                $126,600,000     $125,237,000      $42,587,000      $43,845,000
                                                        -------------    -------------    -------------    -------------

Operating costs and expenses:
   Cost of sales                                           81,455,000       71,786,000       27,651,000       25,802,000
   Selling, general and administrative expenses            28,426,000       29,133,000        9,982,000        9,974,000
                                                        -------------    -------------    -------------    -------------

Total operating costs and expenses                        109,881,000      100,919,000       37,633,000       35,776,000
                                                        -------------    -------------    -------------    -------------

Operating income                                           16,719,000       24,318,000        4,954,000        8,069,000

Interest expense                                           (1,735,000)      (1,669,000)        (473,000)        (605,000)
Interest and other income                                     104,000        1,500,000           12,000          113,000
Gain on sale of product line                                1,230,000               --               --               --
                                                        -------------    -------------    -------------    -------------

Income before income taxes and minority interests          16,318,000       24,149,000        4,493,000        7,577,000

Income tax expense                                          5,672,000        9,239,000        1,472,000        2,800,000
                                                        -------------    -------------    -------------    -------------

Income before minority interests                           10,646,000       14,910,000        3,021,000        4,777,000

Minority interests in consolidated subsidiaries             1,019,000        2,224,000          192,000          813,000
                                                        -------------    -------------    -------------    -------------

Net income                                                 $9,627,000      $12,686,000       $2,829,000       $3,964,000
                                                        =============    =============    =============    =============
Net income per share:
   Basic                                                         $.46             $.65             $.14             $.19
                                                        =============    =============    =============    =============

   Diluted                                                       $.43             $.57             $.13             $.18
                                                        =============    =============    =============    =============

Weighted average number of common shares outstanding:
   Basic                                                   20,890,792       19,651,047       20,944,797       20,359,786
                                                        =============    =============    =============    =============

   Diluted                                                 22,575,196       22,193,974       22,532,844       22,526,188
                                                        =============    =============    =============    =============

Cash dividends per share                                        $.050            $.045            $.025            $.023
                                                        =============    =============    =============    =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                    Nine months ended July 31,
                                                                 -----------------------------
                                                                      2002            2001
                                                                 ------------    -------------
Cash flows from operating activities:
     Net income                                                    $9,627,000     $12,686,000
     Adjustments to reconcile net income to cash
     provided by operating activities:
        Depreciation and amortization                               3,345,000       7,961,000
        Gain on sale of product line                               (1,230,000)             --
        Deferred income tax provision                               3,053,000         668,000
        Minority interests in consolidated subsidiaries             1,019,000       2,224,000
        Tax benefit on stock option exercises                       2,675,000         334,000
        Gain on sale of property held for disposition                      --        (657,000)
        Change in assets and liabilities, net of acquisitions:
           Decrease in accounts receivable                          6,607,000       1,781,000
           Increase in inventories                                 (4,434,000)     (4,300,000)
           Increase in prepaid expenses and other assets           (2,127,000)     (1,103,000)
           Decrease in trade payables, accrued
              expenses and other current liabilities               (3,454,000)       (425,000)
           Decrease in income taxes payable                          (564,000)     (8,187,000)
           Other                                                       86,000        (198,000)
                                                                 ------------    ------------
     Net cash provided by operating activities                     14,603,000      10,784,000
                                                                 ------------    ------------

Cash flows from investing activities:
     Acquisitions and related costs, net of cash acquired          (5,770,000)    (27,352,000)
     Capital expenditures                                          (5,031,000)     (4,249,000)
     Proceeds from sale of product line                                    --      12,412,000
     Proceeds from sale of long-term investments                           --       7,039,000
     Proceeds from sale of property held for disposition                   --       2,157,000
     Payment received from employee savings and investment
        plan note receivable                                          648,000         803,000
     Other                                                            191,000        (387,000)
                                                                 ------------    ------------
     Net cash used in investing activities                         (9,962,000)     (9,577,000)
                                                                 ------------    ------------

Cash flows from financing activities:
     Proceeds from revolving credit facility                        5,000,000      24,000,000
     Principal payments on long-term debt                          (8,021,000)    (26,020,000)
     Proceeds from the exercise of stock options                      436,000       2,189,000
     Cash dividends paid                                           (1,045,000)       (899,000)
     Other                                                             (4,000)         (3,000)
                                                                 ------------    ------------
     Net cash used in financing activities                         (3,634,000)       (733,000)
                                                                 ------------    ------------

Net increase in cash and cash equivalents                           1,007,000         474,000
Cash and cash equivalents at beginning of year                      4,333,000       4,807,000
                                                                 ------------    ------------
Cash and cash equivalents at end of period                         $5,340,000      $5,281,000
                                                                 ============    ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  July 31, 2002

1. The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 2001. The October 31, 2001 condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. All net income per share, dividend per share, stock options and shares outstanding information has been retroactively restated to reflect all stock dividends.

3. In November 2001, the Company, through a subsidiary, acquired certain assets and liabilities of an unrelated entity. The purchase price was not significant to the Company's consolidated financial statements.

4. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. Goodwill in each reporting unit must be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is initially applied in its entirety. An entity has six months from the date it initially applies this statement to complete the transitional impairment test. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 also requires that reporting units based on an entity's reporting structure be established. All goodwill recognized in an entity's statement of financial position at the date SFAS 142 is initially applied shall be assigned to one or more reporting units. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

The Company adopted the provisions of SFAS 142 effective the beginning of the first quarter of fiscal 2002. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS 142 was the cessation of the amortization of goodwill in the first nine months of fiscal 2002. The Company has performed the transitional impairment test which requires comparison of carrying values to fair values and if appropriate, the carrying value of impaired assets is reduced to fair value. As a result of the test performed, the Company determined there was no goodwill impairment as of the beginning of the first quarter of fiscal 2002. There can be no assurance that future goodwill impairments will not occur. Intangible assets that are not subject to amortization consist of goodwill. As of July 31, 2002, the carrying value of goodwill amounted to $187.9 million. Pretax goodwill amortization in the nine months and three months ended July 31, 2001 amounted to $5.0 million ($.15 per diluted share, net of tax) and $1.8 million ($.05 per diluted share, net of tax), respectively.

The following table reflects a comparison of the current year to the comparable prior year periods' results of operations and net income per share adjusted to give effect to the adoption of SFAS 142:

                                             Nine months ended July 31,       Three months ended July 31,
                                           ------------------------------    ----------------------------
                                                2002             2001            2002            2001
                                           -------------   --------------    ------------   -------------
Reported net income                           $9,627,000      $12,686,000      $2,829,000      $3,964,000
Add-back after tax goodwill amortization              --        3,249,000              --       1,145,000
                                           -------------   --------------   -------------   -------------
Adjusted net income                           $9,627,000      $15,935,000      $2,829,000      $5,109,000
                                           =============   ==============   =============   =============

Net income per share - basic                     $.46             $.65            $.14            $.19
Add-back after tax goodwill amortization          --               .16             --              .06
                                           -------------   --------------   -------------   -------------
Adjusted net income per share - basic            $.46             $.81            $.14            $.25
                                           =============   ==============   =============   =============

Net income per share - diluted                   $.43             $.57            $.13            $.18
Add-back after tax goodwill amortization          --               .15             --              .05
                                           -------------   --------------   -------------   -------------
Adjusted net income per share - diluted          $.43             $.72            $.13            $.23
                                           =============   ==============   =============   =============

The changes in the carrying amount of goodwill during the nine months ended July 31, 2002 by segment are as follows:

                                                                                          Consolidated
                                                     FSG                 ETG                  Total
                                               ----------------    ----------------    ----------------

Balances as of November 1, 2001 /1/               $114,637,000         $67,441,000        $182,078,000
Goodwill acquired during the year                    3,437,000                  --           3,437,000
Adjustments to Goodwill                                528,000           1,836,000           2,364,000
                                               ----------------    ----------------    ----------------
Balances as of July 31, 2002                      $118,602,000         $69,277,000        $187,879,000
                                               ================    ================    ================

/1/ In the quarter ended July 31, 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group (ETG) was reclassified to the Flight Support Group (FSG). Balances as of November 1, 2001 have been retroactively restated to reflect the revised segment classification.

The increase in goodwill for the nine months ended July 31, 2002 resulted primarily from the acquisition of assets and liabilities of an unrelated entity in November 2001 and adjustments to the preliminary allocation of the purchase price of other acquisitions based on updated fair value information of the assets acquired and liabilities assumed as of the dates of acquisition.

Other intangible assets subject to amortization consist primarily of licenses, loan costs, patents, and non-compete covenants. The gross carrying amount and accumulated amortization of other intangible assets was $4.0 million and $2.1 million, respectively, as of July 31, 2002. Amortization expense of other intangible assets for the nine months and three months ended July 31, 2002 was $219,000 and $63,000, respectively. Amortization expense for the fiscal year ended October 31, 2002 and the succeeding five fiscal years by year is expected to be as follows: 2002 - $334,000; 2003 - $305,000; 2004 - $282,000; 2005 -
$240,000; 2006 - $116,000; 2007 - $115,000.

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

6.   Accounts receivable are composed of the following:

                                            July 31, 2002    October 31, 2001
                                           --------------    ----------------
     Accounts receivable                      $26,471,000         $32,415,000
     Less allowance for doubtful accounts      (1,211,000)           (909,000)
                                           --------------    ----------------
        Accounts receivable, net              $25,260,000         $31,506,000
                                           ==============    ================

7. Costs and estimated earnings on uncompleted percentage of completion contracts are as follows:

                                                           July 31, 2002    October 31, 2001
                                                          ---------------   -----------------
     Costs incurred on uncompleted contracts                  $5,810,000         $7,709,000
     Estimated earnings                                        7,349,000
                                                                                  6,224,000
                                                          ---------------   ----------------
                                                              13,159,000         13,933,000
     Less:  Billings to date                                 (14,108,000)       (14,770,000)
                                                          ---------------   ----------------
                                                               ($949,000)         ($837,000)
                                                          ===============   ================
     Included in accompanying balance
        sheets under the following captions:
        Accounts receivable, net (costs and estimated
           earnings in excess of billings)                    $1,193,000           $234,000
        Accrued expenses and other current liabilities
          (billings in excess of costs and  estimated         (2,142,000)        (1,071,000)
          earnings)
                                                          ---------------   ----------------
                                                               ($949,000)         ($837,000)
                                                          ===============   ================

Changes in estimates on long-term contracts accounted for under the percentage of completion method did not have a significant impact on net income and diluted net income per share in the nine months and three months ended July 31, 2002 and 2001.

8.   Inventories are comprised of the following:

                                                                      July 31, 2002         October 31, 2001
                                                                 -------------------     --------------------
       Finished products                                                $32,103,000              $27,791,000
       Work in process                                                    6,995,000                7,883,000
       Materials, parts, assemblies and supplies                         16,556,000               16,343,000
                                                                 -------------------     --------------------
          Total inventories                                             $55,654,000              $52,017,000
                                                                 ===================     ====================

Inventories related to long-term contracts were not significant as of July 31, 2002 and October 31, 2001.

9.   Long-term debt consists of:

                                                                      July 31, 2002         October 31, 2001
                                                                 -------------------     --------------------
        Borrowings under revolving credit facility                      $62,000,000              $65,000,000
        Industrial Development Revenue Refunding
           Bonds - Series 1988                                            1,980,000                1,980,000
        Equipment loans                                                      13,000                   34,000
                                                                 -------------------     --------------------
                                                                         63,993,000               67,014,000
        Less current maturities                                             (12,000)                 (27,000)
                                                                 -------------------     --------------------
                                                                        $63,981,000              $66,987,000
                                                                 ===================     ====================

10. Pursuant to the Company's $120 million revolving credit facility (Credit Facility) of which $62 million was outstanding as of July 31, 2002, funds are available for funding acquisitions, working capital and general corporate requirements on a revolving basis through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a period through July 2005. The weighted average interest rates were 2.8% and 3.4% at July 31, 2002 and October 31, 2001, respectively.

The interest rates on the Series 1988 industrial development revenue bonds were 1.4% and 2.1% at July 31, 2002 and October 31, 2001, respectively.

11. For the nine months ended July 31, 2002 and 2001, cost of sales amounts included approximately $8.2 million and $5.4 million, respectively, of new product research and development expenses. The expenses for the first nine months of fiscal 2001 are net of $1.2 million in reimbursements pursuant to research and development cooperation and joint venture agreements. The reimbursements pursuant to such agreements in the nine months ended July 31, 2002 were not significant.

12. The Company's effective tax rate decreased from 38.3% in the first nine months of fiscal 2001 to 34.8% in the first nine months of fiscal 2002 primarily due to the elimination of goodwill amortization and a higher tax benefit on export sales.

13. Information on operating segments for the nine months and three months ended July 31, 2002 and 2001, respectively, for the Flight Support Group (FSG) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG) consisting of HEICO Electronic Technologies Corp. and its subsidiaries is as follows:

                                                       Segments /1/
                                            -----------------------------------
                                                                                       Other,
                                                                                      Primarily
                                                                                    Corporate and
                                                                                     Intersegment        Consolidated
                                                 FSG                 ETG                Sales               Totals
                                            ---------------     ---------------    ----------------     ---------------
For the nine months ended July 31, 2002:
-------------------------------------------
Net sales                                      $88,316,000         $38,734,000           ($450,000)       $126,600,000
Depreciation and amortization                    2,266,000             860,000             219,000           3,345,000
Operating income                                11,683,000           8,789,000          (3,753,000)         16,719,000
Capital expenditures                             2,775,000           1,461,000             795,000           5,031,000
For the nine months ended July 31, 2001:
-------------------------------------------
Net sales                                      $99,664,000         $25,573,000           $       -        $125,237,000
Depreciation and amortization                    6,021,000           1,732,000             208,000           7,961,000
Operating income                                22,423,000           5,323,000          (3,428,000)         24,318,000
Capital expenditures                             2,889,000             634,000             726,000           4,249,000

For the three months ended July 31, 2002:
-------------------------------------------
Net sales                                      $29,724,000         $12,970,000           ($107,000)        $42,587,000
Depreciation and amortization                      799,000             295,000              70,000           1,164,000
Operating income                                 3,577,000           2,698,000          (1,321,000)          4,954,000
Capital expenditures                               582,000             337,000             765,000           1,684,000
For the three months ended July 31, 2001:
-------------------------------------------
Net sales                                      $34,877,000          $8,968,000           $       -         $43,845,000
Depreciation and amortization                    2,256,000             637,000              78,000           2,971,000
Operating income                                 7,754,000           1,369,000          (1,054,000)          8,069,000
Capital expenditures                               837,000             254,000              22,000           1,113,000


Total assets held by the operating segments as of July 31, 2002 and October 31, 2001 are as follows:

                                                      Segments /1/
                                          -------------------------------------
                                                                                      Other,
                                                                                     Primarily          Consolidated
                                                FSG                  ETG             Corporate             Totals
                                          -----------------    ----------------    --------------      ---------------
As of July 31, 2002                           $221,230,000        $101,620,000       $11,546,000         $334,396,000
As of October 31, 2001                        $213,000,000        $101,818,000       $10,822,000         $325,640,000

/1/ In the quarter ended July 31, 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period amounts have been retroactively restated to reflect the revised segment classification.

14.   The Company's comprehensive income consists of:

                                              Nine months ended July 31,              Three months ended July 31,
                                          ------------------------------------     -----------------------------------
                                                2002                2001               2002                2001
                                          -----------------    ---------------     --------------     ----------------
Net income                                      $9,627,000        $12,686,000         $2,829,000           $3,964,000
     Interest rate swap income (loss)
       adjustment                                  370,000           (417,000)                --              (17,000)
     Tax (expense) benefit                        (144,000)           162,000                 --                6,000
                                          -----------------    ---------------     --------------     ----------------
Comprehensive income                            $9,853,000        $12,431,000         $2,829,000           $3,953,000
                                          =================    ===============     ==============     ================

15. The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted net income per share.

                                                Nine months ended July 31,              Three months ended July 31,
                                          ------------------------------------     -----------------------------------
                                                   2002              2001                2002                2001
                                          -----------------    ---------------     --------------     ----------------
Weighted average common shares
  outstanding                                   20,890,792         19,651,047         20,944,797           20,359,786
Net effect of dilutive stock options             1,684,404          2,542,927          1,588,047            2,166,402
                                          -----------------    ---------------     --------------     ----------------
Weighted average common shares
  outstanding - assuming dilution               22,575,196         22,193,974         22,532,844           22,526,188
                                          =================    ===============     ==============     ================
Options outstanding which are not
  included in the calculation of
  diluted net income per share
  because their impact is anti-dilutive          1,020,216            588,727          1,300,918              508,861
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

17. The Company recently completed a tax audit with the Internal Revenue Service that will result in recovery of a portion of taxes paid in prior years. The recovery, net of expenses, including professional fees and interest is expected to increase fourth quarter fiscal 2002 earnings by approximately $2 million, or $.08 - $.09 per diluted share.

18. As partial consideration in the acquisition of Inertial Airline Services, Inc. (IAS) in August 2001, the Company issued $5 million in HEICO Class A Common shares and guaranteed that the resale value of such Class A Common shares would be at least $5 million through August 31, 2002, which both parties agreed to extend to August 31, 2003. Based on the closing market price of the HEICO Class A Common shares on August 31, 2002, the Company would have been required to pay IAS an additional amount of approximately $2.5 million in cash. Pursuant to the terms of the Note Receivable from IAS, which is secured by such Class A Common shares, IAS would be required to use the $2.5 million to reduce the Company's Note Receivable.

19. In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes SFAS Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board No. 30, "Reporting Results of Operations -

Reporting the Effects of Disposal of a Segment of a Business" (APB 30). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and generally the provisions of the statement will be applied prospectively.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the SFAS 4 requirement that gains and losses from extinguishment of debt be classified as an extraordinary item, and requires that such gains and losses be evaluated for extraordinary classification under the criteria of APB 30, "Reporting Results of Operations." This statement also amends SFAS 13 to require that certain lease modifications that have economic effects that are similar to sales-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. SFAS 145 also makes various other technical corrections to existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material effect on its results of operations or financial position.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" (EITF 94-3). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its results of operations or financial position.

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

Revenue Recognition

Revenue is recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated are recognized on the percentage of completion method, measured by the cost-to-cost method. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts were not material in the third quarter and first nine months of fiscal 2002.

Valuation of Accounts Receivable

The valuation of accounts receivable requires that the Company provide for estimated bad debts, by recording allowances based upon the Company's experience, economic conditions, and a significant negative change in a customer's financial condition. Actual bad debts could differ from estimates used.

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

The Company periodically evaluates inventory levels, giving consideration to factors such as the physical condition of the inventory, sales patterns and expected future demand and estimates a reasonable amount to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the valuation allowances were established.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective the beginning of the first quarter of fiscal 2002. The principal effect of implementing SFAS 142 was the cessation of the amortization of goodwill in the first nine months of fiscal 2002. The Company has performed the transitional impairment test which requires comparison of carrying values to fair values and if appropriate, the carrying value of impaired assets is reduced to fair value. As a result of the test performed, the Company determined there was no goodwill impairment as of the beginning of the first quarter of fiscal 2002. The test required estimates, assumptions and judgments and results could be materially different if different estimates, assumptions and judgments had been used. There can be no assurance that future goodwill impairments will not occur. Intangible assets that are not subject to amortization consist of goodwill. As of July 31, 2002, goodwill amounted to $187.9 million.

Results of Operations

The Company's results of operations in the first nine months of fiscal 2002 compared to the same period in fiscal 2001 has been significantly affected by the terrorist attacks of September 11, 2001 (September 11th), the adoption of SFAS 142 and the results of operations from businesses acquired in fiscal 2001.

For the periods indicated below, the following tables set forth the results of operations, net sales and operating income by operating segment and the percentage of net sales represented by the respective items.

                                                   Nine months ended July 31,            Three months ended July 31,
                                               -----------------------------------    ---------------------------------
                                                     2002               2001                2002               2001
                                               ---------------    ----------------    --------------     --------------
Net sales                                        $126,600,000        $125,237,000       $42,587,000        $43,845,000
                                               ---------------    ----------------    --------------     --------------
Cost of sales                                      81,455,000          71,786,000        27,651,000         25,802,000
Selling, general and administrative expenses       28,426,000          29,133,000         9,982,000          9,974,000
                                               ---------------    ----------------    --------------     --------------
Total operating costs and expenses                109,881,000         100,919,000        37,633,000         35,776,000
                                               ---------------    ----------------    --------------     --------------
Operating income                                  $16,719,000         $24,318,000        $4,954,000         $8,069,000
                                               ===============    ================    ==============     ==============

                                                   Nine months ended July 31,              Three months ended July 31,
                                             --------------------------------------    ---------------------------------
                                                   2002                 2001               2002               2001
                                             -----------------    -----------------    --------------     --------------
Net sales by segment: /1/
  FSG                                             $88,316,000          $99,664,000       $29,724,000        $34,877,000
  ETG                                              38,734,000           25,573,000        12,970,000          8,968,000
  Intersegment sales                                (450,000)                    -         (107,000)                  -
                                             -----------------    -----------------    --------------     --------------
                                                 $126,600,000         $125,237,000       $42,587,000        $43,845,000
                                             =================    =================    ==============     ==============
Operating income by segment: /1/
  FSG                                             $11,683,000          $22,423,000        $3,577,000         $7,754,000
  ETG                                               8,789,000            5,323,000         2,698,000          1,369,000
  Other, primarily corporate                      (3,753,000)          (3,428,000)       (1,321,000)        (1,054,000)
                                             -----------------    -----------------    --------------     --------------
                                                  $16,719,000          $24,318,000        $4,954,000         $8,069,000
                                             =================    =================    ==============     ==============

Net sales                                              100.0%               100.0%            100.0%             100.0%
Gross profit                                            35.7%                42.7%             35.1%              41.2%
Selling, general and
  administrative expense                                22.5%                23.3%             23.4%              22.7%
Operating income                                        13.2%                19.4%             11.6%              18.4%
Interest expense                                         1.4%                 1.3%              1.1%               1.4%
Interest and other income                                0.1%                 1.2%                 -               0.3%
Gain on sale of product line                             1.0%                    -                 -                  -
Income tax expense                                       4.5%                 7.4%              3.5%               6.4%
Minority interests                                       0.8%                 1.8%              0.5%               1.9%
Net income                                               7.6%                10.1%              6.6%               9.0%

/1/ In the quarter ended July 31, 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period results have been retroactively restated to reflect the revised segment classification.

Comparison of First Nine Months of Fiscal 2002 to First Nine Months of Fiscal
2001

Net Sales

Net sales for the first nine months of fiscal 2002 totaled $126.6 million, up 1% when compared to net sales of $125.2 million the first nine months of fiscal 2001. The increase in sales for the first nine months of fiscal 2002 reflects an increase of $13.2 million (a 51% increase) to $38.7 million in sales from the ETG, partially offset by a decrease of $11.3 million (an 11% decrease) to $88.3 million in sales from the FSG. The ETG sales increase mainly reflects revenues resulting from acquisitions as the Company expanded its capabilities to include laser and navigation technologies. This increase was partially offset by lower sales of electromagnetic interference (EMI) shielding products to the electronics and communications industries. The FSG sales decrease mainly reflects the continued impact of the terrorist attacks of September 11th on commercial airline customers and continued softness in demand within the component overhaul and repair services market, particularly from cargo carriers, which resulted in lower FAA-approved (PMA) parts and overhaul services sales. This decrease was partially offset by revenues from newly-acquired businesses. The increase in sales attributable to newly-acquired businesses of both the ETG and FSG approximated $20.9 million.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 35.7% for the first nine months of fiscal 2002 as compared to 42.7% for the first nine months of fiscal 2001. This decrease reflects lower margins within the FSG primarily attributable to lower sales of higher margin PMA parts and overhaul services discussed above, and a budgeted increase in new product research and development expenses of $2.8 million. The decrease was partially offset by slightly higher gross margins in the ETG due primarily to increased sales of higher margin defense related products. Cost of sales amounts for the first nine months of fiscal 2002 and fiscal 2001 include approximately $8.2 million and $5.4 million, respectively, of new product research and development expenses net of reimbursements pursuant to cooperation and joint venture agreements. FSG's new product research and development expense for the full fiscal 2002 is expected to increase by approximately $3 million over fiscal 2001 as the Company plans to introduce additional new commercial jet engine and aircraft parts.

Selling, general and administrative (SG&A) expenses decreased to $28.4 million for the first nine months of fiscal 2002 from $29.1 million for the first nine months of fiscal 2001. As a percentage of net sales, SG&A expenses decreased to 22.5% for the first nine months of fiscal 2002 compared to 23.3% for the first nine months of fiscal 2001. The decrease in SG&A and SG&A as a percentage of sales is mainly due to the elimination of goodwill amortization ($5.0 million) as required under SFAS 142, partially offset by additional SG&A expenses of newly-acquired businesses and accelerated marketing efforts.

Operating Income

Operating income decreased to $16.7 million for the first nine months of fiscal 2002 from $24.3 million for the first nine months of fiscal 2001. As a percentage of net sales, operating income decreased from 19.4% in the first nine months of fiscal 2001 to 13.2% in the first nine months of fiscal 2002. The decrease in operating income reflects a decrease from $22.4 million to $11.7 million in the Company's FSG partially offset by an increase from $5.3 million to $8.8 million in the Company's ETG. The decline in operating income as a percentage of net sales reflects a decline in the FSG's operating income as a percentage of net sales from 22.5% in the first nine months of fiscal 2001 to 13.2% in the first nine months of fiscal 2002 while the ETG's operating income as a percentage of net sales increased from 20.8% in the first nine months of fiscal 2001 to 22.7% in the first nine months of fiscal 2002. The decrease in the FSG's operating income and operating income as a percentage of net sales reflects the lower sales and gross margins discussed above. The lower margins in the FSG were partially offset by the elimination of goodwill amortization of $3.7 million and the operating income of acquired businesses. The increase in ETG's operating income and operating income as a percentage of net sales reflects the higher defense related sales discussed above, the elimination of goodwill amortization of $1.3 million and operating income from acquired businesses.

Interest Expense

Interest expense increased by $66,000 to $1.7 million from the first nine months of fiscal 2001 to the first nine months of fiscal 2002. The increase was principally due to higher borrowings under the Company's Credit Facility used to fund acquisitions, partially offset by lower interest rates.

Interest and Other Income

Interest and other income decreased from $1.5 million for the first nine months of fiscal 2001 to $104,000 for the first nine months of fiscal 2002. The decrease is mainly due to the inclusion in fiscal 2001 of a gain of $657,000 on the sale of property retained in the sale of the Trilectron product line sold in September 2000 and a realized gain of $179,000 on the sale of long-term investments. The decrease also reflects lower investment interest rates and other income in the first nine months of fiscal 2002.

Gain on Sale of Product Line

In the second quarter of fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 net of tax or $.03 per diluted share) on sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions of the sales contract.

Minority Interests

Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. The decrease from the first nine months of fiscal 2001 to the first nine months of fiscal 2002 was primarily due to lower earnings of the FSG.

Income Tax Expense

The Company's effective tax rate was 34.8% in the first nine months of fiscal 2002 and 38.3% in the first nine months of fiscal 2001. The decrease is primarily due to the elimination of goodwill amortization and a higher tax benefit on export sales.

Net Income

The Company's net income was $9.6 million, or $.43 per diluted share, in the first nine months of fiscal 2002 and $12.7 million, or $.57 per diluted share, in the first nine months of fiscal 2001. For the first nine months of fiscal 2001, net income as adjusted on a proforma basis for the adoption of SFAS 142 would have been $15.9 million, or $.72 per diluted share. The lower net income in the first nine months of fiscal 2002 reflects the lower operating income discussed above, partially offset by the additional gain on sale of the Trilectron product line.

Outlook

The Company's fiscal 2002 results to-date have been negatively impacted by the events of September 11th coupled with a weak economy as sales to commercial airlines fell after rising throughout fiscal 2001 prior to the attacks. The Company's diversification of its operations beyond commercial aerospace has helped cushion the impact of September 11th. Including sales from newly-acquired businesses, revenues from defense customers in fiscal 2002 increased over 50% compared to the first nine months of fiscal 2001 and represent approximately 25% of the Company's total revenues in the first nine months of fiscal 2002. In addition, approximately 10% of the Company's total revenues in the first nine months of fiscal 2002 were derived from markets other than the aviation and defense industries, including industrial, medical, electronics and telecommunications. The Company currently expects continued strengthening of its defense markets and low to modest growth in other markets.

As previously stated, the Company has increased its new product research and development budget for FAA-approved replacement parts by over 50% in fiscal 2002 and accelerated marketing activities. While such expenditures have negatively impacted near-term earnings, the Company expects such efforts will significantly benefit future periods. Furthermore, the Company's strategic relationships with some of the world's major airlines demonstrate its focus on medium and long-term growth opportunities.

Operating results in the third quarter of fiscal 2002 were negatively impacted by softer demand for the Company's products and services by its commercial airline customers following some strengthening in the second quarter of fiscal 2002. This reflects a slower recovery within the commercial airline industry than previously anticipated. Also, the third quarter of fiscal 2002 was negatively impacted by some delays in shipments of foreign military sales resulting from delays in approvals by government agencies. These shipments are expected to be made in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003.

For the balance of fiscal 2002, the Company expects some improvement in demand for its products and services from commercial airlines and continued strength within its defense related products and services. In addition, the Company recently completed a tax audit that will result in recovery of a portion of taxes paid in prior years, which is expected to increase fourth quarter earnings by approximately $2 million ($.08-$.09 per share), net of expenses, including professional fees and interest. Despite the softness in the commercial airline industry, the Company estimates that earnings per share for fiscal 2002, including the tax recovery, will be in the range of $.65-$.70 per share.

At this time, the Company expects considerable improvement in fiscal 2003 over fiscal 2002. While weakness in the airline industry may continue into the foreseeable future, the Company believes that its basic strategies will result in long-term growth.

Comparison of Third Quarter of Fiscal 2002 to Third Quarter of Fiscal 2001

Net Sales

Net sales for the third quarter of fiscal 2002 totaled $42.6 million, down 3% when compared to net sales of $43.8 million for the third quarter of fiscal 2001. The decrease in net sales reflects a decrease of $5.2 million (a 15% decrease) to $29.7 million in sales from the FSG, partially offset by an increase of $4.0 million (a 45% increase) to $13.0 million in sales from the ETG. The FSG sales decrease mainly reflects the continued impact of the terrorist attacks of September 11th on commercial airline customers. This decrease was partially offset by revenues from newly-acquired businesses. The ETG sales increase reflects the acquisition of Inertial Airline Services (acquired August 2001) as the Company expanded its aircraft accessory component repair and overhaul operations, and increased revenues from defense customers. The increase in sales attributable to newly-acquired businesses of both the ETG and FSG approximated $4.6 million.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 35.1% for the third quarter of fiscal 2002 as compared to 41.2% for the third quarter of fiscal 2001. This decrease reflects lower margins within the FSG primarily attributable to lower sales of higher margin PMA parts and a budgeted increase in new product research and development expenses of $0.4 million. The decrease was partially offset by slightly higher gross margins in the ETG due primarily to increased sales of higher margin defense related products. Cost of sales amounts for the third quarter of fiscal 2002 and fiscal 2001 include approximately $3.0 million and $2.5 million, respectively, of new product research and development expenses net of reimbursements pursuant to cooperation and joint venture agreements.

Selling, general and administrative (SG&A) expenses were $10.0 million for the third quarter of fiscal 2002 and the third quarter of fiscal 2001. As a percentage of net sales, SG&A expenses increased to 23.4% for the third quarter of fiscal 2002 compared to 22.7% for the third quarter of fiscal 2001. The increase in SG&A as a percentage of net sales is mainly due to accelerated marketing efforts and the decline in sales discussed above, partially offset by the elimination of goodwill amortization ($1.8 million) as required under SFAS 142.

Operating Income

Operating income decreased to $5.0 million for the third quarter of fiscal 2002 from $8.1 million for the third quarter of fiscal 2001. As a percentage of net sales, operating income decreased from 18.4% in the third quarter of fiscal 2001 to 11.6% in the third quarter of fiscal 2002. The decrease in operating income reflects a decrease from $7.8 million to $3.6 million in the Company's FSG partially offset by an increase from $1.4 million to $2.7 million in the Company's ETG. The decline in operating income as a percentage of net sales reflects a decline in the FSG's operating income as a percentage of net sales from 22.2% in the third quarter of fiscal 2001 to 12.0% in the third quarter of fiscal 2002 partially offset by an increase in the ETG's operating income as a percentage of net sales from 15.3% in the third quarter of fiscal 2001 to 20.8% in the third quarter of fiscal 2002. The decrease in the FSG's operating income and operating income as a percentage of net sales reflects the lower sales and gross margins discussed previously. The lower margins in the FSG were partially offset by the elimination of goodwill amortization of $1.3 million. The increase in the ETG's operating income and operating income as a percentage of net sales reflects the higher defense related sales discussed previously, the elimination of goodwill amortization of $0.5 million and operating income from acquired businesses.

Interest Expense

Interest expense decreased $132,000 to $473,000 from the third quarter of fiscal 2001 to the third quarter of fiscal 2002. The decrease was principally due to lower interest rates, partially offset by higher borrowings under the Company's Credit Facility to fund acquisitions.

Interest and Other Income

Interest and other income decreased from $113,000 to $12,000 from the third quarter of fiscal 2001 to the third quarter of fiscal 2002. The decrease reflects lower investment interest rates and other income in the third quarter of fiscal 2002.

Income Tax Expense

The Company's effective tax rate decreased to 32.8% in the third quarter of fiscal 2002 from 37.0% in the third quarter of fiscal 2001. The decrease is primarily due to the elimination of goodwill amortization and a higher tax benefit on export sales.

Minority Interests

Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. The decrease from the third quarter of fiscal 2001 to the third quarter of fiscal 2002 was primarily due to lower earnings of the FSG.

Net Income

The Company's net income was $2.8 million, or $.13 per diluted share, in the third quarter of fiscal 2002 and $4.0 million, or $.18 per diluted share, in the third quarter of fiscal 2001. For the third quarter of fiscal 2001, net income as adjusted on a proforma basis for the adoption of SFAS 142 would have been $5.1 million, or $.23 per diluted share. The lower net income in the third quarter of fiscal 2002 reflects the lower operating income discussed previously.

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

Operating Activities

The Company's cash flow from operations was $14.6 million for the first nine months of fiscal 2002, consisting primarily of net income of $9.6 million, depreciation and amortization of $3.3 million, deferred income tax provision of $3.1 million, tax benefit on stock option exercises of $2.7 million, partially offset by an increase in net operating assets of $4.0 million, mainly due to higher inventories in the FSG associated with new products.

Investing Activities

The principal cash used in investing activities in the first nine months of fiscal 2002 was acquisition related costs and capital expenditures of approximately $5.8 million and $5.0 million, respectively.

Financing Activities

The Company's principal financing activities during the first nine months of fiscal 2002 included net payments of $3.0 million to reduce borrowings under the Company's Credit Facility and the payment of cash dividends of $1.0 million.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes SFAS Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" (APB 30). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and generally the provisions of the statement will be applied prospectively.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the SFAS 4 requirement that gains and losses from extinguishment of debt be classified as an extraordinary item, and requires that such gains or losses be evaluated for extraordinary classification under the criteria of APB 30, "Reporting Results of Operations." This statement also amends SFAS 13 to require that certain lease modifications that have economic effects that are similar to sales-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. SFAS 145 also makes various other technical corrections to existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material effect on its results of operations or financial position.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" (ETIF 94-3). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its results of operations or financial position.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance at July 31, 2002, a change of 1% in interest rates would cause a change in interest expense of approximately $640,000 on an annual basis.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) There were no reports on Form 8-K filed during the three months ended July 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HEICO CORPORATION
                                           -----------------
                                               (Registrant)


    September 13, 2002                     BY /s/Thomas S. Irwin
-------------------------                  ----------------------------------
             Date                          Thomas S. Irwin, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  CERTIFICATION


I, Laurans A. Mendelson, Chief Executive Officer of HEICO Corporation, certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of HEICO
          Corporation;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

      September 13, 2002                            /S/ LAURANS A. MENDELSON
-----------------------------                       ------------------------
            Date                                    Laurans A. Mendelson
                                                    Chief Executive Officer

                                  CERTIFICATION

I, Thomas S. Irwin, Chief Financial Officer of HEICO Corporation, certify that:

          (1) I have reviewed this quarterly report on Form 10-Q of HEICO Corporation;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


       September 13, 2002                             /S/ THOMAS S. IRWIN
--------------------------------                      -------------------
             Date                                     Thomas S. Irwin
                                                      Chief Financial Officer