Form 10-K
period 2002-10-31
HEICO CORP
filed 2003-01-22
CIK 46619

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
 (Mark One)
     |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended October 31, 2002 or

     |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

              For the transition period from ________________to_______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $175,000,000 based on the closing price of Common Stock and Class A Common Stock as of December 31, 2002 as reported by the New York Stock Exchange.

     The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002:


     Common Stock, $.01 par value                          9,431,375 shares
 Class A Common Stock, $.01 par value                     11,587,444 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III. See Item 15(a)(3) beginning on page 58 for a listing of exhibits.
================================================================================

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with the investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

    o  Our ability to introduce new products;
    o Our ability to make acquisitions and achieve operating synergies from acquired businesses;
    o  Our ability to continue to control costs and maintain quality;
    o  Product pricing levels;
    o  Product specification costs and requirements;
    o  Governmental and regulatory demands;
    o  U.S. governmental export policies and restrictions;
    o  Competition on military programs;
    o  Military program funding by U.S. and non-U. S. government agencies;
    o  Risks inherent in changes in market interest rates;
    o Anticipated trends in our businesses, including trends in the markets for aircraft engine and aircraft component replacement parts, aircraft engine overhaul and electronics equipment and airline fleet changes;
    o  The demand for commercial air travel;
    o The adverse impact of the September 11, 2001 terrorist attacks on commercial airlines and the economy in general;
    o  Credit risk related to receivables from customers; and
    o Economic conditions within and outside of the aerospace, defense and electronics industries.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1.  Business
                                   The Company

     HEICO Corporation ("HEICO," "we," "us," "our" or "the Company") believes it is the world's largest manufacturer of Federal Aviation Administration
(FAA)-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers (OEMs) and their subcontractors. HEICO is also a leading manufacturer of certain electronic equipment to the aerospace, defense, medical, telecommunications and electronics industries. The Company's businesses are comprised of two operating segments, the Flight Support Group
(FSG) consisting of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries and the Electronic Technologies Group (ETG) consisting of HEICO Electronic Technologies Corp. (HEICO Electronic) and its subsidiaries. The FSG uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the FSG repairs, refurbishes and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers and aircraft repair companies, and manufactures thermal insulation products and other component parts primarily for aerospace, defense and commercial applications. In fiscal 2002, the FSG accounted for 70% of our revenues. The ETG designs, manufactures and sells various types of electronic and electro-optical products, including infrared simulation and test equipment, hybrid laser rangefinder receivers, electrical power supplies, back-up power supplies, electromagnetic interference and radio frequency interference shielding, high power laser diode drivers, amplifiers, photodetectors, amplifier modules and flash lamp drivers. In addition, the ETG also repairs and overhauls inertial navigation systems and other avionics, instruments and components for commercial, military and business aircraft operators. In fiscal 2002, the ETG accounted for 30% of our revenues.

     We have continuously operated in the aerospace industry for over 40 years. Since assuming control in 1990, current management has achieved significant sales and profit growth through expanded product offerings, an expanded customer base, increased research and development expenditures and the completion of acquisitions. Since fiscal 1998, we have added ten subsidiaries to our FSG and five subsidiaries to our ETG through acquisitions. See Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details of our most recent acquisitions. As a result of internal growth and acquisitions, our revenues from continuing operations have grown from $34.6 million in fiscal 1996 to $172.1 million in fiscal 2002, a compound annual growth rate of approximately 31% over the six-year period.

     In October 1997, we entered into a strategic alliance with Lufthansa Technik AG (Lufthansa), the technical services subsidiary of Lufthansa German Airlines AG. Lufthansa is the world's largest independent provider of engineering and maintenance services for aircraft components and jet engines and supports over 200 airlines, governments and other customers. As part of the transaction, Lufthansa acquired a 20% minority interest in HEICO Aerospace, and partially funded the accelerated development of additional FAA-approved replacement parts for jet engines and aircraft components over the subsequent four years pursuant to a research and development cooperation agreement. This strategic alliance has enabled us to expand domestically and internationally by enhancing our ability to (i) identify key jet aircraft and component replacement parts with significant profit potential by utilizing Lufthansa's extensive operating data on engine and component parts, (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa's testing and diagnostic resources, and (iii) broaden our customer base by capitalizing on Lufthansa's established relationships and alliances within the airline industry.

     In February 2001, we entered into a joint venture with AMR Corporation
(AMR), parent company of American Airlines, one of the world's largest airlines, to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through our subsidiary, HEICO Aerospace. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of new product research and development costs. The joint venture is 16% owned by AMR. AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis. We believe that AMR's investment, along with its vast technical experience as an operator and overhauler of aircraft and engines, will allow us to accelerate the development of new FAA-approved replacement parts and, accordingly, to manufacture and market such parts.

     In May 2002, we entered into a strategic relationship with United Airlines, Inc. (United Airlines) through our subsidiary, HEICO Aerospace, making it the third such unique partnering relationship between HEICO Aerospace and a major international airline. The strategic relationship provides for the acceleration of HEICO's efforts in developing a broad range of jet engine and aircraft component replacement parts for FAA approval. United Airlines has agreed to purchase these newly developed parts, and most of HEICO Aerospace's current FAA-approved parts product line, on an exclusive basis from HEICO Aerospace.

Flight Support Group

     The FSG is headquartered in Hollywood, Florida and designs, engineers, manufactures, repairs and/or overhauls jet engine and aircraft parts and components such as combustion chambers, compressor blades, vanes, seals and various other engine and aircraft parts. The FSG also manufactures specialty aviation and defense components as a subcontractor. The FSG serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers, (ii) repair and overhaul facilities, (iii) OEMs, and (iv) U.S. and foreign governments.

     Jet engine and aircraft component replacement parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories (in all of which we participate) are as follows: (i) rotable; (ii) repairable; and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is "life limited" parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

     Jet engine and aircraft component replacement parts are classified within the industry as (i) factory-new, (ii) new surplus, (iii) overhauled, (iv) serviceable, and (v) as removed. A factory-new or new surplus part is one that has never been installed or used. Factory-new parts are purchased from FAA-approved manufacturers (such as HEICO or OEMs) or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part is one that has been completely repaired and inspected by a licensed repair facility such as ours. An aircraft spare part is classified as "repairable" if it can be repaired by a licensed repair facility under applicable regulations. A part may also be classified as "repairable" if it can be removed by the operator from an aircraft or engine while operating under an approved maintenance program and is airworthy and meets any manufacturer or time and cycle restrictions applicable to the part. A "factory-new," "new surplus," "overhauled" or "serviceable" part designation indicates that the part can be immediately utilized on an aircraft. A part in "as removed" condition requires inspection and possibly functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

     Factory-New Jet Engine and Aircraft Component Replacement Parts. The principal business of the FSG is the research and development, design, manufacture and sale of FAA-approved replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies. Our principal competitors are Pratt & Whitney, a division of United Technologies Corporation (UTC) and General Electric Company (General Electric), including its CFM International joint venture. The FSG's factory-new replacement parts include various jet engine and aircraft component replacement parts. A key element of our growth strategy is the continued design and development of an increasing number of Parts Manufacturer Approval (PMA) replacement parts in order to further penetrate our existing customer base and obtain new customers. We select the jet engine and aircraft component replacement parts to design and manufacture through a selection process which analyzes industry information to determine which replacement parts are expected to generate the greatest profitability. As part of Lufthansa's investment in the FSG, Lufthansa has the right to select 50% of the parts for which we will seek PMAs, provided that such parts are technologically and economically feasible and substantially comparable with the profitability of our other PMA parts.

     The following table sets forth (i) the lines of engines for which we provide jet engine replacement parts and (ii) the approximate number of such engines currently in service as estimated by us.

                                                               Number
              OEM                               Lines        In Service        Principal Engine Application
-------------------------------                ------        ----------        ---------------------------------------
Pratt & Whitney                                JT8D            8,500(1)        Boeing 727 and 737 (100 and 200 series)
                                                                               McDonnell Douglas DC-9 and MD-80
                                               JT9D            1,700           Boeing 747 (100, 200 and 300
                                                                                  series) and 767 (200 series)
                                                                               Airbus A300 and A310
                                                                               McDonnell Douglas DC-10
                                               PW2000          1,200           Boeing 757
                                               PW4000          2,300           Boeing 747-400, 767-300 and 777
                                                                               Airbus A300, A310 and A330
                                                                               McDonnell Douglas MD-11
CFM International (a joint                     CFM56          11,500           Boeing 737 (300, 400, 500, 700,
  venture of General Electric and                                                 800 and 900 series)
  SNECMA)                                                                      Airbus A320 series and A340-200 and
                                                                                  300 series
General Electric                               CF6             5,000           Boeing 747 and 767
                                                                               Airbus A300, A310 and A330
                                                                               McDonnell Douglas MD-11
IAE (a joint venture of Pratt & Whitney        V2500           1,700           Airbus A320 series
  and Rolls Royce)                                                             McDonnell Douglas MD-90
___________

(1) Includes approximately 2,000 engines, which the Company estimates are on aircraft currently parked and/or in storage. Such aircraft may or may not be returned to service.

     Repair and Overhaul Services. The FSG provides repair and overhaul services on selected jet engine and aircraft component parts, as well as on avionics, instruments, composites and flight surfaces of commercial aircraft. The FSG also provides repair and overhaul services to military aircraft operators and aircraft repair and overhaul companies. Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment. Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes. Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, composite flight controls, electro-mechanical equipment and auxiliary power unit accessories.

     Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. The FSG manufactures thermal insulation blankets primarily for aerospace, defense and commercial applications. The FSG also manufactures specialty components for sale as a subcontractor to OEMs and the U.S. government.

FAA Approvals and Product Design

     Non-OEM manufacturers of jet engine replacement parts must receive a Parts Manufacture Approval (PMA) from the FAA to sell the part. The PMA approval process includes the submission of sample parts, drawings and testing data to one of the FAA's Aircraft Certification Offices where the submitted data are analyzed. We believe that an applicant's ability to successfully complete the PMA process is limited by several factors, including
(i) the agency's confidence level in the applicant, (ii) the complexity of the part, (iii) the volume of PMAs being filed, and (iv) the resources available to the FAA. We also believe that companies such as HEICO that have demonstrated their manufacturing capabilities and established favorable track records with the FAA generally receive a faster turnaround time in the processing of PMA applications. Finally, we believe that the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

     As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the FSG increased from approximately $300,000 in 1991 to approximately $7.8 million in fiscal 2002. We believe that our FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

     Our expanded research and development activities have included development of more complex jet engine and aircraft component replacement parts. In October 1999, we received our first PMA for a compressor blade from the FAA and we are continuing research and development of other complex parts. We believe the development and sale of complex parts represents a significant long-term market opportunity. In fiscal 2002, the FAA granted us PMAs for approximately 300 new parts; however, no assurance can be given that the FAA will continue to grant PMAs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

     We benefit from our proprietary rights relating to certain designs, engineering, manufacturing processes and repair and overhaul procedures. Customers often rely on us to provide initial and additional components, as well as to redesign, re-engineer, replace or repair and provide overhaul services on such aircraft components at every stage of their useful lives. In addition, for some products, our unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on us for production of such designed products.

     While we have developed proprietary techniques, software and manufacturing expertise for the manufacture of jet engine and aircraft component replacement parts, we have no patents for these proprietary techniques and choose to rely on trade secret protection. We believe that although our proprietary techniques, software and expertise are subject to misappropriation or obsolescence, development of improved methods and processes and new techniques by us will continue on an ongoing basis as dictated by the technological needs of our business.

Continuing Impact of September 11, 2001 and the Economic Softness Thereafter

     In the aftermath of the September 11, 2001 terrorist attacks and the weak economy that followed, passenger traffic on commercial flights has been significantly lower than prior to the attacks. In addition, many commercial airlines have reduced their operating schedules and are struggling to return to profitability. As a result, we have seen a direct decline in sales to commercial aerospace markets, particularly sales of JT8D PMA replacement parts. However, over two-thirds of our PMA parts offered for sale are non-JT8D and we are continually working to increase our market penetration of non-JT8D parts. In fiscal 2002, we increased our new product and development expense by $2.0 million (more than 25%) over fiscal 2001 to develop new FAA-approved replacement parts.

     Although softness in the airline industry may continue in the foreseeable future, we believe our products and services offer our customers substantial opportunities for cost savings. In addition, our diversification of operations beyond the commercial aerospace markets we have historically served has cushioned the impact of the events of September 11, 2001 and the economic softness thereafter. Revenues from the defense industry and other markets, including industrial, medical, electronics and telecommunications, represented approximately one-third of our total Company-wide revenues in fiscal 2002 with defense customers representing approximately 25% of revenues.

Electronic Technologies Group

     The ETG is headquartered in Miami, Florida and designs, manufactures and sells various types of electrically and electro-optical engineered products, such as power supplies, shielding for communications, computer and aerospace applications, infrared simulation and test equipment, laser diode drivers and hybrid laser rangefinder receivers. In addition, the ETG also repairs and overhauls inertial navigation systems and other avionics, instruments and components used on commercial, military and business aircraft.

     Products of the ETG include:

     o Electro-optical Infrared Simulation and Test Equipment. The ETG is a leading international designer and manufacturer of state-of-the-art aerospace and defense electro-optical infrared simulation and test equipment. These products include high precision blackbody sources, optical systems and fully integrated test calibration systems. In addition, the MIRAGE IR Scene Simulator is used to project infrared scenes to assist with product development and training for complex infrared targeting and imaging systems and other items.

     o Electro-optical Laser Products. The ETG is engaged in the design and manufacture of electro-optical laser products primarily for use in the laser industry. These products include hybrid laser rangefinder receivers, amplifiers, photodetectors, amplifier modules, flash lamp drivers and power supplies.

     o On-board Aircraft Power Supplies and Batteries. The ETG manufactures power supply and current control products and replacement components used in aircraft. These products include battery and charger units to support emergency lighting, emergency fuel shut-off devices, emergency exit door power assists, static inverters for emergency lighting and cockpit lighting dimmers. While entire units may require replacement periodically, there is an ongoing replacement market for batteries, which have an estimated service life of approximately 3 to 5 years. These products are mainly sold to OEM customers and customers in the retrofit and modification market.

     o Circuit Board Shielding. The ETG manufactures electromagnetic interference and radio frequency interference shielding for circuit boards and other items utilized in telecommunications, aerospace, and microwave applications. The circuit board shielding technology reduces electronic noise and protects sensitive components. The ETG has a line of patented products and the ability to fabricate in a wide variety of shapes and applications, which we believe is a manufacturing advantage.

     o Repair and Overhaul Services. The ETG is engaged in the repair and overhaul of inertial navigation systems which are used by commercial and military aircraft operators to ascertain their location during flight operations. In addition, the ETG also repairs and overhauls various avionics, instruments and other components for a wide array of commercial, military and business aircraft operators.

     Until the September 2000 sale of Trilectron, the ETG also served the commercial and military ground support equipment markets. This entire product line was sold in the sale discussed in Note 3 to the Consolidated Financial Statements.

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

     We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry and telecommunications companies as well as medical, scientific and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 21% of total net sales during the year ended October 31, 2002.

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

     Our jet engine and aircraft component replacement parts business competes primarily with Pratt & Whitney and General Electric. The competition is principally based on price and service inasmuch as our parts are interchangeable. With respect to other aerospace products and services sold by the FSG, we compete with both the leading jet engine OEMs and a large number of machining, fabrication and repair companies, some of which have greater financial and other resources than we do. Competition is based mainly on price, product performance, service and technical capability.

     Competition for the repair and overhaul of jet engine and aircraft components comes from three principal sources: OEMs, major commercial airlines and other independent service companies. Some of these companies have greater financial and other resources than we do. Some major commercial airlines own and operate their own service centers and sell repair and overhaul services to other aircraft operators. Foreign airlines that provide repair and overhaul services typically provide these services for their own aircraft components and for third parties. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components. We believe that the principal competitive factors in the repair and overhaul market are quality, turnaround time, overall customer service and price.

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

Backlogs

     Our total backlog of unshipped orders was $36.3 million on October 31, 2002 versus $47.0 million on October 31, 2001. Our FSG had a backlog of unshipped orders as of October 31, 2002 of $13.1 million as compared to $12.3 million as of October 31, 2001. This backlog excludes forecasted shipments for certain contracts of the FSG pursuant to which customers provide only estimated annual usage and not firm purchase orders. Our backlogs within the FSG are typically short-lead in nature with many product orders being received within the month of shipment. Our ETG had a backlog of $23.1 million as of October 31, 2002 as compared to $34.6 million as of October 31, 2001. The year-over-year decline in backlogs of the ETG is due primarily to the timing of several large-order placements and shipments. Substantially all of the backlog of orders as of October 31, 2002 are expected to be delivered during fiscal 2003.

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

     There has been no material adverse effect to our consolidated financial statements as a result of these government regulations.

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

     Other Regulation. We are also subject to a variety of other regulations including work-related and community safety laws. The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees and established the Occupational Safety and Health Administration
(OSHA) in the Department of Labor. In particular, OSHA provides special procedures and measures for the handling of some hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous. We believe that our operations are in material compliance with OSHA's health and safety requirements.

Insurance

     We are a named insured under policies which include the following coverage:
(i) product liability, including grounding; (ii) personal property, inventory and business income at our facilities; (iii) general liability coverage; (iv) employee benefit liability; (v) international liability and automobile liability; (vi) umbrella liability coverage; and (vii) various other activities or items subject to certain limits and deductibles. We believe that coverages are adequate to insure against the various liability risks of our business. We have seen an increase in insurance costs following the September 11, 2001 terrorist attacks, however, the increase in these costs has not had a significant adverse impact on our operations.

Employees

     As of December 31, 2002, we had 953 full-time employees, of which 687 were in the FSG, 253 were in the ETG, and 13 were corporate. None of our employees are represented by a union. We believe that our employee relations are good.

Available Information

     We maintain an Internet web site with an address of http://www.heico.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. The information contained on or through our web site is not incorporated into this annual report on Form 10-K.

Item 2.  Properties

     The Company owns or leases a number of facilities, which are utilized by its Flight Support Group (FSG), Electronic Technologies Group (ETG), and Corporate office. Summary information on the facilities utilized within the FSG and the ETG to support its principal operating activities is as follows:

Flight Support Group

     Manufacture of Jet Engine and Aircraft Component Replacement Parts

     Location              Square footage         Owned/Leased          Description
     -----------------     ----------------       -----------------     ----------------------------------------------
     Florida                       140,000             Owned            Manufacturing and engineering facilities,
                                                                             warehouse and corporate headquarters
     Florida                         2,000             Leased           Engineering facility
     California                     91,000             Leased           Manufacturing and engineering facility
     New Mexico                     45,000             Leased           Manufacturing and engineering facility
     Georgia                        40,000             Owned            Manufacturing and engineering facility
     Washington                     30,000             Leased           Manufacturing and engineering facilities
     Connecticut                    15,000             Leased           Manufacturing and engineering facility
     Tennessee                       6,000             Leased           Manufacturing and engineering facility
     Arizona                         2,000             Leased           Manufacturing and engineering facility

     Repair and Overhaul of Jet Engine and Aircraft Components

     Location              Square footage         Owned/Leased          Description
     -----------------     ----------------       -----------------     ----------------------------------------------
     Florida                       159,000(1)          Owned            Overhaul and repair facilities
     California                     27,000             Leased           Overhaul and repair facilities

Electronic Technologies Group

     Manufacture of Electronic and Electro-Optical Equipment

     Location              Square footage         Owned/Leased          Description
     -----------------     ----------------       ------------------    ----------------------------------------------
     Florida                        71,000             Leased           Manufacturing and engineering facilities
     California                     14,000             Leased           Manufacturing and engineering facility

     Repair and Overhaul of Aircraft Electronic Equipment

     Location              Square footage         Owned/Leased          Description
     -----------------     ----------------       ------------------    ----------------------------------------------
     Ohio                           19,000             Leased           Overhaul and repair facility


Corporate

     Location              Square footage         Owned/Leased          Description
     -----------------     ----------------       -----------------     ----------------------------------------------
     Florida                           (2)             Owned            Corporate headquarters and administrative
                                                                        offices
_________

(1) Subsequent to October 31, 2002, the Company began consolidating the operations of two of its Florida-based owned facilities. Upon completion of the consolidation, a 45,000-square foot facility (included in this total) will be vacant, which the Company plans to lease or sell.
(2) The square footage of the Company's corporate headquarters is included within the square footage for Florida under the caption "FSG - Manufacture of Jet Engine and Aircraft Component Replacement Parts." The Company also has 6,000 square feet of administrative offices within Florida.

     All of the facilities owned or leased by the Company are in good operating condition, are well maintained and are in regular use, except the facility noted above that is in the process of being consolidated. The Company believes that its existing facilities are sufficient to meet its operational needs for the foreseeable future.

Item 3.  Legal Proceedings

     The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Securities Holders

     There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal 2002.

Executive Officers of the Registrant

     The Executive Officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The names and ages of, and offices held by, the executive officers of the Company are as follows:

                                                                                                  Director
Name                       Age       Position(s)                                                   Since
----                       ---       -----------                                                  --------
Laurans A. Mendelson       64        Chairman of the Board, President and Chief                    1989
                                           Executive Officer
Thomas S. Irwin            56        Executive Vice President and Chief Financial
                                           Officer
Eric A. Mendelson          37        Executive Vice President and Director, President              1992
                                           and Chief Executive Officer of HEICO
                                           Aerospace Holdings Corp.
Victor H. Mendelson        35        Executive Vice President, General Counsel and                 1996
                                           Director, President and Chief Executive Officer
                                           of HEICO Electronics Technologies Corp.
James L. Reum              71        Executive Vice President of HEICO
                                           Aerospace Holdings Corp.

     Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. Mr. Mendelson has also served as Chief Executive Officer of the Company since February 1990, and as President of the Company since September 1991. Mr. Mendelson serves on the board of governors and is a member of the Finance Committee of the Aerospace Industries Association in Washington, D.C. He also serves on the Board of Directors and is Chairman of the Audit Committee of Hawker Pacific Aerospace, which provides overhaul and repair services to the aviation industry. Mr. Mendelson is also a member of the Board of Trustees, the Executive Committee and Founders Club of Mount Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson served as a Trustee of Columbia University in The City of New York from 1995 to 2001, as well as, Chairman of the Trustees' Audit Committee. Mr. Mendelson currently serves as Trustee Emeritus of Columbia University and maintains membership positions on the Trustee Committees he had before becoming Trustee Emeritus. Mr. Mendelson is a Certified Public Accountant. Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

     Thomas S. Irwin has served as Executive Vice President and Chief Financial Officer of the Company since September 1991 and served as Senior Vice President of the Company from 1986 to 1991 and Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant.

     Eric A. Mendelson has served as Executive Vice President of the Company since 2001, Vice President of the Company from 1992 to 2001, and has been President and Chief Executive Officer of HEICO Aerospace, a subsidiary of the Company, since is formation in 1997 and President of HEICO Aerospace Corporation since 1993. He also served as President of HEICO's Jet Avion Corporation, a wholly owned subsidiary of HEICO Aerospace, from 1993 to 1996 and served as Jet Avion's Executive Vice President and Chief Operating Officer from 1991 to 1993. From 1990 to 1991, Mr. Mendelson was Director of Planning and Operations of the Company. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation (MIC), a private investment company, which is a shareholder of HEICO. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

     Victor H. Mendelson has served as Executive Vice President of the Company since 2001, Vice President of the Company from 1996 to 2001, as President and Chief Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of the Company, since September 1996 and as General Counsel of the Company since 1993. He served as Executive Vice President of the Company's former MediTek Health Corporation subsidiary from 1994 and its Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company, developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President of MIC, a private investment company, which is a shareholder of HEICO. He is a Trustee of St. Thomas University, Miami, Florida and Chairman of its Finance Committee, as well as a Director of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

     James L. Reum retired from full-time service to HEICO Aerospace in August 2001 and remains active on a part-time basis with HEICO Aerospace as Executive Vice President. He served as Chief Operating Officer of HEICO Aerospace and its predecessor from 1995 to 1999, President of LPI Industries Corporation from 1991 to 1998 and President of Jet Avion Corporation from 1996 to 1998. From 1990 to 1991, he served as Director of Research and Development for Jet Avion Corporation. From 1986 to 1989, Mr. Reum was self-employed as a management and engineering consultant to companies primarily within the aerospace industry. From 1957 to 1986, he was employed in various management positions with Chromalloy Gas Turbine Corp., Cooper Airmotive (later named Aviall, Inc.), United Airlines, Inc. and General Electric Company.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors, Executive Officers and 10% shareholders to file initial reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Directors, Executive Officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the review of such reports furnished to the Company, the Company believes that during fiscal 2002, the Company's Directors, Executive Officers and 10% shareholders complied with all
Section 16(a) filing requirements applicable to them.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's Class A Common Stock and Common Stock are listed and traded on the New York Stock Exchange (NYSE) under the symbols "HEI.A" and "HEI," respectively. The following table sets forth, for the periods indicated, the high and low closing prices for the Class A Common Stock and the Common Stock as reported on the NYSE, as well as the amount of cash dividends paid per share during such periods. Lufthansa Technik AG, as a 20% shareholder of our FSG, will be entitled to 20% of any dividends paid by our FSG with the balance payable to the Company.

     In August 2001, the Company paid a 10% stock dividend on all shares outstanding in Class A Common Stock. The quarterly sales prices and cash dividend amounts have been retroactively adjusted for the 10% stock dividend.

                              Class A Common Stock

                                                                Cash Dividends
                                        High          Low          Per Share
    Fiscal 2001:
         First Quarter................  $13.17      $ 9.15         $ .022
         Second Quarter...............   15.55       11.00             --
         Third Quarter................   17.91       13.73         $ .023
         Fourth Quarter...............   17.58        9.40             --

    Fiscal 2002:
         First Quarter................  $14.10      $10.85         $ .025
         Second Quarter...............   14.45       12.58             --
         Third Quarter................   14.30        9.31         $ .025
         Fourth Quarter...............   10.34        6.05             --

     On December 31, 2002, there were 1,086 holders of record of the Class A Common Stock.

                                  Common Stock

                                                                Cash Dividends
                                         High         Low          Per Share
   Fiscal 2001:
        First Quarter.................  $17.05      $11.14         $ .022
        Second Quarter................   16.64       12.36             --
        Third Quarter.................   19.26       13.91         $ .023
        Fourth Quarter................   20.58       10.98             --

   Fiscal 2002:
        First Quarter.................  $17.80      $13.74         $ .025
        Second Quarter................   17.43       14.20             --
        Third Quarter.................   17.25       11.44         $ .025
        Fourth Quarter................   13.10        7.70             --

     On December 31, 2002, there were 1,082 holders of record of the Common
Stock.

Item 6.  Selected Financial Data

                                                                      For the year ended October 31, (1)
                                                       ----------------------------------------------------------------------
                                                          1998           1999           2000           2001         2002
                                                          ----           ----           ----           ----         ----
                                                                        (in thousands, except per share data)
Operating Data:
Net sales............................................. $ 95,351      $141,269       $202,909       $171,259     $172,112
                                                       --------      --------       --------       --------     --------
Gross profit..........................................   36,104        57,532         75,811         71,146       61,502
Selling, general and administrative expenses..........   17,140        24,717         37,888         40,155       39,102
                                                       --------      --------       --------       --------     --------

Operating income......................................   18,964        32,815         37,923         30,991       22,400
                                                       --------      --------       --------       --------     --------
Interest expense......................................      984         2,173          5,611          2,486        2,248
                                                       --------      --------       --------       --------     --------
Interest and other income.............................    2,062           894            929          1,598           97
                                                       --------      --------       --------       --------     --------
Gain on sale of product line..........................       --            --         17,296(2)          --        1,230(3)
                                                       --------      --------       --------       --------     --------

Income (loss):
     From continuing operations ......................   10,509        16,337         27,739(2)      15,833       15,226(3)(4)
     From gain on sale of discontinued operations.....       --            --         (1,422)(5)         --           --
                                                       --------      --------       --------       --------     --------
Net income............................................ $ 10,509      $ 16,337       $ 26,317(2)    $ 15,833     $ 15,226(3)(4)
                                                       ========      ========       ========       ========     ========
Weighted average number of common shares
  outstanding:(6)
     Basic............................................   15,124        17,933         19,114         19,925       20,913
     Diluted..........................................   18,805        21,348         21,908         22,305       22,484

Per Share Data:(6)
Income from continuing operations:
     Basic............................................ $    .69      $    .91       $   1.45(2)    $    .79     $    .73(3)(4)
     Diluted..........................................      .56           .77           1.27(2)         .71          .68(3)(4)
Net income:
     Basic............................................      .69           .91           1.38(2)         .79          .73(3)(4)
     Diluted..........................................      .56           .77           1.20(2)         .71          .68(3)(4)
Cash dividends........................................     .041          .041           .044           .045         .050

Balance Sheet Data (as of October 31):
Working capital....................................... $ 40,587      $ 63,278       $ 55,469       $ 71,515     $ 69,235
Total assets..........................................  133,061       273,163        281,732        325,640      336,332
Total debt (including current portion)................   30,520        73,501         40,042         67,014       55,986
Minority interests in consolidated subsidiaries.......   14,892        30,022         33,351         36,845       38,313
Shareholders' equity..................................   67,607       139,289        169,844        188,769      207,064
__________

(1) Results include the results of acquisitions and disposition of a product line from each respective effective date.
(2) Represents the pretax gain on sale of Trilectron Industries, Inc. (Trilectron) in September 2000. The gain on sale of Trilectron increased income from continuing operations and net income in fiscal 2000 by $10,542,000, or $.55 per basic share and $.48 per diluted share, net of tax.
(3) Represents the increase in the gain on sale of the Trilectron product line of $1,230,000 ($765,000, or $.04 per basic share and $.03 per diluted share, net of tax) resulting from the elimination of certain reserves upon expiration of indemnification provisions of the sale.
(4) Net income includes the recovery of a portion of taxes paid in prior years resulting from a recently completed income tax audit, which increased net income by $2,107,000, or $.10 per basic share and $.09 per diluted share, net of related expenses.
(5) Represents an adjustment to the gain from the sale of the discontinued health care operations ($.07 per basic share and $.07 per diluted share, net of tax) that were sold in fiscal 1996.
(6) Information has been adjusted to reflect a three-for-two stock split in December 1997, a 50% stock distribution paid in shares of Class A Common Stock in April 1998 and 10% stock dividends paid in shares of Class A Common Stock in July 2000 and August 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company's operations are comprised of two operating segments, the Flight Support Group (FSG) and the Electronic Technologies Group (ETG).

        The FSG consists of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, which primarily:

        o       Manufacture Jet Engine and Aircraft Component Replacement Parts
                - The FSG designs and manufactures jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by the original equipment manufacturers. The Federal Aviation Administration (FAA) has approved these parts and they are the functional equivalent of parts sold by original equipment manufacturers. The FSG also manufactures and sells specialty parts as a subcontractor for original equipment manufacturers and the United States government.

        o Repair and Overhaul Jet Engine and Aircraft Components - The FSG repairs and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers, military aircraft operators and aircraft repair and overhaul companies.

        The ETG consists of HEICO Electronic Technologies Corp. (HEICO Electronic) and its subsidiaries, which primarily:

        o Manufacture Electronic and Electro-Optical Equipment - The ETG designs, manufactures and sells electronic and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infra-red simulation, calibration and testing equipment and electromagnetic interference shielding for commercial and military aircraft operators, electronics companies and telecommunications equipment suppliers.

        o Repair and Overhaul Aircraft Electronic Equipment - The ETG repairs and overhauls inertial navigation systems and other avionics equipment for commercial, military and business aircraft operators.

        The Company's results of operations during each of the past three fiscal years have been affected by a number of transactions. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein. For further information regarding the acquisitions and strategic alliances discussed below, see Note 2 to the Consolidated Financial Statements. The acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the effective date of acquisition.

        During fiscal 2000, the Company acquired Future Aviation, Inc. for $14.7 million. During fiscal 2001, the Company acquired Analog Modules, Inc., Aero Design, Inc., Avitech Engineering Corporation, and Aviation Facilities, Inc. for an aggregate purchase price of approximately $24.6 million. In addition, the Company acquired Inertial Airline Services, Inc. for $20 million in cash and $5 million in HEICO Class A Common Stock (289,964 shares) paid at closing. The Company guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2002, which both parties agreed to extend to August 31, 2003. Based on the closing market price of HEICO Class A Common Stock on October 31, 2002, the Company would have had to pay the seller an additional amount of approximately $2.8 million in cash, which would have been recorded as a reduction of shareholders' equity. In addition, subject to meeting certain earnings targets during the first two years following the acquisition, the Company may be obligated to pay additional consideration of $3 million in cash. Concurrent with the purchase, the Company loaned the seller $5 million, which is due August 31, 2003 and is secured by the 289,964 shares of HEICO Class A Common Stock. The loan is reflected as a reduction in the equity section of the Company's consolidated balance sheet as a note receivable secured by Class A Common Stock.

During fiscal 2002, the Company acquired Jetseal, Inc. The purchase price was not significant to the Company's consolidated financial statements.

        The source of the purchase prices for these acquisitions was primarily from proceeds of the Company's Credit Facility. Had the fiscal 2000, fiscal 2001, and fiscal 2002 acquisitions been made at the beginning of their respective fiscal years, the pro forma consolidated results would not have been materially different from the reported results.

        In October 1997, the Company entered into a strategic alliance with Lufthansa Technik AG (Lufthansa), the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa invested approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million paid to HEICO Aerospace pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional FAA-approved replacement parts for jet engines and aircraft components. The funds received as a result of the research and development cooperation agreement reduced research and development expenses in the periods such expenses were incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine and aircraft component replacement parts on a worldwide basis. In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa invested additional amounts aggregating to approximately $21 million pursuant to its option to maintain a 20% equity interest.

        In February 2001, the Company entered into a joint venture with AMR Corporation (AMR) to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through its subsidiary, HEICO Aerospace. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of new product research and development costs. The funds received as a result of the new product research and development costs paid by AMR generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by the joint venture, which is 16% owned by AMR. In addition, AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.

        In September 2000, the Company consummated the sale of all of the outstanding capital stock of HEICO Electronic's wholly-owned subsidiary, Trilectron Industries, Inc. (Trilectron). In consideration of the sale of Trilectron's capital stock, the Company received an aggregate of $69.0 million in cash and retained certain property having a book value of approximately $1.5 million, which was sold in fiscal 2001. The proceeds from the sale were used to pay down the outstanding balance on the Company's Credit Facility.

        The sale of Trilectron did not meet the requirements for classification as a discontinued operation in accordance with APB Opinion No. 30 because its activities could not be clearly distinguished, physically and operationally and for financial reporting purposes, from the other assets, results of operations, and activities of the ETG operating segment of which it was a part. Trilectron was managed as part of the ETG and the ETG was treated as a single operating segment. The ETG shared facilities, staff, information technology processing and other centrally provided services with no allocation of costs and interest expense between the divisions within the ETG. Accordingly, the sale was reported as a sale of a product line and Trilectron's results of operations through the date of the closing have been reported in the Company's consolidated statements of operations.

        The sale of Trilectron resulted in a pretax gain in fiscal 2000 of $17,296,000 ($10,542,000 or $.48 per diluted share, net of income tax). The pretax gain is net of expenses of $10.8 million directly related to the transaction. Expenses related to the sale included Board-approved management incentive bonuses, professional service fees, contract indemnification costs, required reserves and miscellaneous costs and expenses. See Note 3 to the Consolidated Financial Statements for further details of expenses related to the sale. In fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 or $.03 per diluted share, net of income tax) on the sale of the Trilectron product line due to the elimination of certain of the above reserves upon the expiration of indemnification provisions of the sales contract.

Critical Accounting Policies

        The Company believes that the following are its most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

        Revenue is recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant impact on net income and diluted net income per share in fiscal 2002 or fiscal 2000. Changes in estimates increased net income and diluted net income per share by $700,000, or $.03 per diluted share in fiscal 2001 as further explained in Notes 14 and 16 to the Consolidated Financial Statements.

Valuation of Accounts Receivable

        The valuation of accounts receivable requires that the Company set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense. The Company estimates uncollectible receivables based on such factors as its prior experience, its appraisal of a customer's ability to pay, and economic conditions within and outside of the aerospace, defense and electronics industries. Actual bad debt expense could differ from estimates made.

Valuation of Inventories

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

        The Company periodically evaluates the carrying value of inventories, giving consideration to factors such as its physical condition, sales patterns, and expected future demand and estimates a reasonable amount to be provided for slow moving, obsolete or damaged inventory. These estimates could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the valuation allowances were established.

Valuation of Goodwill

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective November 1, 2001. SFAS 142 eliminates the amortization of goodwill. Pursuant to SFAS 142, the Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss shall be recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any. The determination of fair value requires the Company to make a number of estimates, assumptions and judgments. If there is a material change in such assumptions used by the Company in determining fair value or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material impairment charge. Based on the annual goodwill test for impairment as of October 31, 2002, the Company determined there is no impairment of its goodwill, which aggregated to $187.7 million.

Results of Operations

        The following table sets forth the results of operations, net sales and operating income by operating segment and the percentage of net sales represented by the respective items including fiscal 2000 results as adjusted to exclude the direct results of operations of the Trilectron product line. The Company believes fiscal 2000 results as adjusted provide more meaningful information in certain cases for comparing the results of operations in fiscal 2001 and fiscal 2002. Accordingly, certain discussion of fiscal 2001 results below reflects comparisons to the Company's fiscal 2000 results as adjusted to exclude the direct results of operations of Trilectron.

                                                           For the year ended October 31,
                                      ---------------------------------------------------------------------------
                                                   2000                             2001                2002
                                      ---------------------------------         -------------        ------------
                                      As Reported          As Adjusted
                                      ------------         ------------
Net sales                             $202,909,000         $152,756,000         $171,259,000         $172,112,000
                                      ------------         ------------         ------------         ------------
Cost of sales                          127,098,000           86,061,000          100,113,000          110,610,000
Selling, general and
   administrative expenses              37,888,000           32,198,000           40,155,000           39,102,000
                                      ------------         ------------         ------------         ------------
Total operating costs and expenses     164,986,000          118,259,000          140,268,000          149,712,000
                                      ------------         ------------         ------------         ------------
Operating income                      $ 37,923,000         $ 34,497,000         $ 30,991,000         $ 22,400,000
                                      ============         ============         ============         ============

Net sales by segment: (1)
    Flight Support Group              $119,304,000         $119,304,000         $132,459,000         $120,097,000
    Electronic Technologies Group       83,605,000           33,452,000           38,800,000           52,510,000
    Intersegment sales                          --                   --                   --             (495,000)
                                      ------------         ------------         ------------         ------------
                                      $202,909,000         $152,756,000         $171,259,000         $172,112,000
                                      ============         ============         ============         ============

Operating income by segment:(1)
    Flight Support Group              $ 29,621,000         $ 29,621,000         $ 27,454,000         $ 15,846,000
    Electronic Technologies Group       12,464,000            9,038,000            7,835,000           11,873,000
    Other, primarily corporate          (4,162,000)          (4,162,000)          (4,298,000)          (5,319,000)
                                      ------------         ------------         ------------         ------------
                                      $ 37,923,000         $ 34,497,000         $ 30,991,000(2)      $ 22,400,000
                                      ============         ============         ============         ============

Net sales                                   100.0%               100.0%               100.0%               100.0%
Gross profit                                 37.4%                43.7%                41.5%                35.7%
Selling, general and
   administrative expenses                   18.7%                21.1%                23.4%                22.7%
Operating income                             18.7%                22.6%                18.1%                13.0%
Interest expense                              2.8%                  N/A                 1.5%                 1.3%
Interest and other income                     0.5%                  N/A                 0.9%                 0.1%
Gain on sale of product line                  8.5%                  N/A                   --                 0.7%
Income tax expense                            9.6%                  N/A                 6.7%                 2.9%
Minority interests                            1.6%                  N/A                 1.6%                 0.8%
Net income                                   13.0%                  N/A                 9.2%                 8.8%
_______________

(1) During fiscal 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period results have been retroactively restated to reflect the revised segment classification.
(2) For the fiscal year ended October 31, 2001, operating income as adjusted for the adoption of SFAS 142 would have been $37,826,000 including operating income of the Flight Support Group and the Electronic Technologies Group of $32,469,000 and $9,655,000, respectively.

Comparison of Fiscal 2002 to Fiscal 2001

Net Sales

        Net sales in fiscal 2002 totaled $172.1 million, up 1% when compared to net sales of $171.3 million in fiscal 2001. The increase reflects higher sales within the ETG, which increased 35% to $52.5 million in fiscal 2002 compared to $38.8 million in fiscal 2001, partially offset by lower sales within the FSG, which decreased 9% to $120.1 million in fiscal 2002 from $132.5 million in fiscal 2001. The sales increase within the ETG is primarily attributed to revenues resulting from acquisitions as the Company expanded its operations to include laser and navigation technologies, partially offset by lower sales of electromagnetic interference (EMI) shielding products to the electronics and communications industries. The sales decrease within the FSG primarily reflects lower commercial aftermarket parts and services sales as a result of the impact of the September 11, 2001 terrorist attacks and continued weakness within the commercial aviation industry, partially offset by sales from newly acquired businesses. The fiscal 2002 increase in sales attributable to newly acquired businesses of both the ETG and the FSG is approximately $22 million.

Gross Profits and Operating Expenses

        The Company's gross profit margins averaged 35.7% in fiscal 2002 as compared to 41.5% in fiscal 2001. This decrease is primarily due to lower margins within the FSG attributed to lower sales of higher margin FAA-approved replacement parts and a $1.9 million increase in new product research and development expenses over fiscal 2001 spending. The decrease was partially offset by slightly higher gross margins in the ETG due primarily to increased sales of higher margin defense related products. Cost of sales in fiscal 2002 and fiscal 2001 includes approximately $9.7 million and $7.7 million, respectively, of new product research and development expenses net of reimbursements pursuant to cooperation and joint venture agreements. The fiscal year-over-year increase in new product research and development expenses relates primarily to the development of FAA-approved replacement parts. New product development, which is critical to the Company's long-term growth, reduced diluted earnings per share by approximately $.04 in fiscal 2002 versus fiscal 2001.

        Selling, general and administrative (SG&A) expenses decreased $1.1 million to $39.1 million in fiscal 2002 from $40.2 million in fiscal 2001. The decrease in SG&A expenses is mainly due to the elimination of goodwill amortization as required under SFAS 142, partially offset by additional SG&A expenses of newly acquired businesses and professional fees associated with a recently completed income tax audit, which resulted in the recovery of a portion of taxes paid in prior years as further explained below within "Income Tax Expense". As a percentage of sales, SG&A expenses decreased to 22.7% in fiscal 2002 compared to 23.4% in fiscal 2001. The decrease is primarily due to the elimination of goodwill amortization, partially offset by the impact of lower year-over-year sales, excluding sales from new acquisitions, and the professional fees associated with the recently completed income tax audit.

Operating Income

        Operating income decreased to $22.4 million in fiscal 2002 from $31.0 million in fiscal 2001. As a percentage of sales, operating income decreased from 18.1% in fiscal 2001 to 13.0% in fiscal 2002. The decrease in operating income reflects lower operating income within the FSG, which decreased to $15.8 million in fiscal 2002 from $27.5 million in fiscal 2001, partially offset by higher operating income within the ETG, which increased to $11.9 million in fiscal 2002 compared to $7.8 million in fiscal 2001. The decline in operating income as a percentage of sales reflects a decline in the FSG's operating income as a percentage of sales from 20.7% in fiscal 2001 to 13.2% in fiscal 2002, partially offset by an increase in the ETG's operating income as a percentage of sales from 20.2% in fiscal 2001 to 22.6% in fiscal 2002. The decrease in the FSG's operating income as a percentage of sales reflects the lower sales and gross margins discussed above, partially offset by the elimination of goodwill amortization. The increase in the ETG's operating income as a percentage of sales reflects the higher sales and gross margins discussed above, and the elimination of goodwill amortization.

Interest Expense

        Interest expense decreased to $2.2 million in fiscal 2002 from $2.5 million in fiscal 2001. The decrease was principally due to lower interest rates in fiscal 2002, partially offset by a higher weighted average balance outstanding under the Company's Credit Facility in fiscal 2002 related to borrowings made during fiscal 2001 to fund acquisitions.

Interest and Other Income

        Interest and other income decreased from $1.6 million in fiscal 2001 to $97,000 in fiscal 2002. The decrease is mainly due to the inclusion in fiscal 2001 of a gain of $657,000 on the sale of property retained in the sale of the Trilectron product line sold in fiscal 2000 and a realized gain of $180,000 on the sale of long-term investments. The decrease also reflects lower investment interest rates and other income in fiscal 2002.

Gain on Sale of Product Line

        In fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 net of tax, or $.03 per diluted share) on the sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions of the sales contract.

Income Tax Expense

        Income tax expense in fiscal 2002 reflects the recovery of a portion of taxes paid in prior years resulting from a recently completed income tax audit, which increased net income by $2.1 million, or $.09 per diluted share, net of related expenses (including professional fees and interest) as explained further in Note 7 to the Consolidated Financial Statements. The recovery was the principal driver behind the reduction in the Company's effective tax rate from 38.1% in fiscal 2001 to 23.0% in fiscal 2002. The elimination of goodwill amortization also contributed to the year-over-year decline in the effective tax rate. For a detailed analysis of the provision for income taxes, see Note 7 to the Consolidated Financial Statements.

Minority Interests

        Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. Minority interests decreased to $1.3 million in fiscal 2002 from $2.8 million in fiscal 2001 due mainly to the lower earnings within the FSG.

Net Income

        The Company's net income was $15.2 million, or $.68 per diluted share, in fiscal 2002 compared to net income of $15.8 million, or $.71 per diluted share in fiscal 2001. The slightly lower net income in fiscal 2002 reflects the lower operating income discussed above, partially offset by the income tax recovery and lower minority interests as discussed above. Net income for fiscal 2001 as adjusted on a pro forma basis for the adoption of SFAS 142 would have been $20.2 million, or $.91 per diluted share.

Outlook

        Like most companies supplying the airline industry, the Company's fiscal 2002 results were negatively impacted by the events of September 11, 2001 coupled with a weak economy as sales to commercial airlines fell after the terrorist attacks. While the airline industry as a whole struggles to return to profitability, the Company is pleased to note that it continues to increase market share and penetration and continues to operate profitably with positive cash flow from operations and free cash flow (cash flow from operations less capital expenditures). Further, the Company's diversification of its operations beyond the commercial aerospace markets it has historically served has cushioned the impact of the events of September 11, 2001 and the economic softness thereafter. Revenues from the defense industry and other markets, including industrial, medical, electronics and telecommunications, represented approximately one-third of the Company's total revenues in fiscal 2002 with defense customers representing approximately 25% of revenues.

        Although softness in the airline industry may continue in the foreseeable future, the Company believes its products and services offer its customers substantial opportunities for cost savings. Furthermore, the Company believes that its strategy of developing new revenue sources and further expanding its markets through both internal growth and acquisitions, combined with a strong balance sheet, will result in long-term growth. The near-term impact of the uncertainties within the commercial aviation industry and domestic economy make it difficult for the Company to predict its short-term sales and earnings. The Company does currently believe, however, that sales and earnings will improve in fiscal 2003 relative to fiscal 2002 levels.

Comparison of Fiscal 2001 to Fiscal 2000

Net Sales

        Net sales in fiscal 2001 totaled $171.3 million, up 12% when compared to fiscal 2000 net sales of $152.8 million as adjusted (to exclude Trilectron).

        The increase in sales for fiscal 2001 reflects an increase of $13.2 million (an 11% increase) to $132.5 million from the Company's FSG and an increase of $5.3 million as adjusted (a 16% increase) to $38.8 million in revenues from the Company's ETG. The FSG sales increase primarily represents revenues resulting from an increase in FAA-approved (PMA) replacement parts sales and an increase in jet engine and aircraft component repair and overhaul revenues. PMA replacement parts sales in fiscal 2001 increased over fiscal 2000 primarily as a result of new products while component repair and overhaul revenues increased as a result of the Company's entry into the regional and business aviation maintenance repair and overhaul (MRO) market through an acquisition made in fiscal 2000, partially offset by softness in the commercial MRO market. The FSG's sales increase includes additional revenue of $9.8 million from businesses acquired during fiscal 2000 and fiscal 2001. The FSG's commercial aerospace operations experienced a decline in sales after the September 11, 2001 terrorist attacks. The ETG's sales increase is primarily attributed to revenues of $9.0 million resulting from fiscal 2001 acquisitions, partially offset by weakness in sales of EMI shielding products to the electronics and communications industries reflecting the general economic weakness within some of the technology industries.

Gross Profits and Operating Expenses

        The Company's gross profit margins averaged 41.5% for fiscal 2001 as compared to 43.7% as adjusted for fiscal 2000. This decrease reflects lower margins within the FSG contributed by a budgeted increase in new product research and development expenses of $3.5 million resulting from lower new product research and development reimbursements as discussed below and softness within the commercial component repair and overhaul market, partially offset by the impact of higher PMA replacement parts sales. The decrease also reflects lower margins within the ETG as a result of lower sales of higher margin EMI shielding products. Cost of sales amounts for fiscal 2001 and fiscal 2000 include approximately $5.8 million and $2.3 million, respectively, of new product research and development expenses of HEICO Aerospace. These amounts are net of $1,275,000 and $5,200,000 received in fiscal 2001 and fiscal 2000, respectively, pursuant to research and development cooperation and joint venture agreements (see Note 2 to the Consolidated Financial Statements).

        Selling, general and administrative (SG&A) expenses increased $8.0 million to $40.2 million for fiscal 2001 from $32.2 million as adjusted for fiscal 2000. As a percentage of net sales, SG&A expenses increased to 23.4% for fiscal 2001 compared to 21.1% as adjusted for fiscal 2000. The increases in SG&A expenses and SG&A expenses as a percentage of net sales are primarily a result of higher marketing costs in the FSG associated with expanding product lines and a $700,000 increase in goodwill amortization primarily resulting from acquisitions.

Operating Income

        Operating income decreased $3.5 million to $31.0 million (a 10% decrease) for fiscal 2001 from $34.5 million as adjusted for fiscal 2000. As a percentage of net sales, operating income decreased from 22.6% in fiscal 2000 as adjusted to 18.1% in fiscal 2001. The decrease in operating income and operating income as a percentage of net sales reflects a decrease of $2.1 million (a 7% decrease) from $29.6 million to $27.5 million in the Company's FSG and a decrease of $1.2 million (a 13% decrease) from $9.0 million as adjusted to $7.8 million in the Company's ETG. The FSG's operating income as a percentage of net sales declined from 24.8% in fiscal 2000 to 20.7% in fiscal 2001 while the ETG's operating income as a percentage of net sales decreased from 27.0% in fiscal 2000 to 20.2% in fiscal 2001. The decrease in the FSG's operating income and operating income as a percentage of net sales in fiscal 2001 was due primarily to the impact of higher PMA replacement parts sales discussed above being more than offset by lower gross profit margins reflecting lower new product research and development reimbursements, higher marketing costs and higher goodwill amortization. Operating income for fiscal 2001 was also affected by softness in the commercial MRO market and the impact of the September 11, 2001 events on commercial airline customers. The decrease in the ETG's operating income and operating income as a percentage of net sales was due primarily to lower sales of higher margin EMI shielding products discussed above, partially offset by additional earnings from acquisitions.

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

Interest and Other Income

        Interest and other income increased by $669,000 to $1.6 million from fiscal 2000 to fiscal 2001 due principally to a pretax gain of $657,000 realized on the sale of property retained in the sale of Trilectron and a realized gain of $180,000 on the sale of long-term investments.

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

Net Income

        The Company's net income was $15.8 million, or $.71 per diluted share, in fiscal 2001. In fiscal 2000, net income was $26.3 million, or $1.20 per diluted share, including the impact of the gain on sale of Trilectron, which was $10.5 million ($.48 per diluted share). The lower net income in fiscal 2001 is primarily due to the Trilectron gain and the lower operating income discussed above. Trilectron, which was sold in the fourth quarter of fiscal 2000, contributed approximately $.05 per diluted share to earnings in fiscal 2000.

Inflation

        The Company has generally experienced increases in its costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on the Company's net income has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

Liquidity and Capital Resources

        The Company generates cash primarily from its operating activities and financing activities, including borrowings under long-term credit agreements.

        Principal uses of cash by the Company include acquisitions, payments of interest and principal on debt, capital expenditures and increases in working capital.

        The Company believes that its operating cash flow and available borrowings under the Company's Credit Facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

        Cash flow from operations was $23.3 million for fiscal 2002, principally reflecting net income of $15.2 million, depreciation and amortization of $4.5 million, deferred income tax provision of $3.9 million, and a tax benefit related to stock option exercises of $2.9 million, partially offset by an increase in net operating assets of $3.4 million. The increase in net operating assets (current assets used in operations net of current liabilities) primarily resulted from higher inventories and capitalized tooling costs in the FSG associated with new products.

        Cash flow from operations was $16.5 million for fiscal 2001, principally reflecting net income of $15.8 million, depreciation and amortization and minority interest of $10.6 million and $2.8 million, respectively, offset by an increase in net operating assets of $12.9 million. The increase in net operating assets (current assets used in operations net of current liabilities) primarily resulted from an increase in inventories to meet increased PMA sales and payment of income taxes of approximately $7 million on the fiscal 2000 gain from the sale of Trilectron.

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

Investing Activities

        Cash used in investing activities during the three fiscal year period ended October 31, 2002 was primarily cash used in various acquisitions, including contingent payments, totaling $90.5 million. For further details on acquisitions see Notes 2 and 16 to the Consolidated Financial Statements. Capital expenditures aggregated to $21.4 million over the last three fiscal years, primarily reflecting the purchases of new facilities and the expansion of existing production facilities and capabilities. The principal cash provided by investing activities was $12.4 million and $48.4 million generated in fiscal 2001 and fiscal 2000, respectively, as a result of the sale of Trilectron in fiscal 2000. In addition, the Company received proceeds of $9.2 million in fiscal 2001 from the sale of long-term investments and property that was held for disposition.

Financing Activities

        The Company's principal financing source of cash over the past three fiscal years ended October 31, 2002 was proceeds from long-term debt of $91.2 million, including $90.0 million from the Company's Credit Facility and proceeds from stock option exercises of $3.9 million. During this same period, the Company repaid $103.4 million of the outstanding balance on its Credit Facility and other long-term debt and paid cash dividends aggregating to $2.8 million.

        In July 1998, the Company entered into a $120 million revolving credit facility (Credit Facility) with a bank syndicate, which contains both revolving credit and term loan features. The Credit Facility may be used for working capital and general corporate needs of the Company and to finance acquisitions (generally not in excess of $25.0 million for any single acquisition nor in excess of an aggregate of $25.0 million for acquisitions during any four fiscal quarter period without the requisite approval of the bank syndicate) on a revolving basis through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a period through July 2005. The Company plans to renew or replace this Credit Facility prior to its July 2003 expiration date. Advances under the Credit Facility accrue interest, at the Company's choice of the London Interbank Offered Rate (LIBOR) or the higher of the Prime Rate or the Federal Funds Rate, plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization). The Company is required to maintain certain financial covenants, including minimum net worth, limitations on capital expenditures (excluding expenditures for the acquisition of businesses) and limitations on additional indebtedness. See Note 5 to the Consolidated Financial Statements for further information regarding the Credit Facility.

New Accounting Standards

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and generally the provisions of the statement will be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material effect on its results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the SFAS 4 requirement that gains and losses from extinguishment of debt be classified as an extraordinary item, and requires that such gains and losses be evaluated for extraordinary classification under the criteria of APB 30. This statement also amends SFAS 13, "Accounting for Leases," to require that certain lease modifications that have economic effects that are similar to sales-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. SFAS 145 also makes various other technical corrections to existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material effect on its results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss arising from changes in values of financial instruments, including interest rate risk and liquidity risk. The Company engages in transactions in the normal course of business that expose it to market risks. The primary market risk to which the Company has exposure is interest rate risk, mainly related to its revolving credit facility and industrial revenue bonds, which had an aggregate outstanding balance of $56.0 million at October 31, 2002. Interest rates on the revolving credit facility borrowings are based on LIBOR plus a variable margin, while interest rates on the industrial development revenue bonds are based on variable rates. Interest rate risk associated with the Company's variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on the outstanding debt balance at October 31, 2002, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $160,000 in fiscal 2003.

        The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2002 would not have a material effect on the Company's results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data

                                HEICO CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
Independent Auditors' Report................................................ 29
Consolidated Balance Sheets as of October 31, 2002 and 2001................. 30
Consolidated Statements of Operations for the years ended
  October 31, 2002, 2001 and 2000........................................... 32
Consolidated Statements of Shareholders' Equity and Comprehensive
  Income for the years ended October 31, 2002, 2001 and 2000................ 33
Consolidated Statements of Cash Flows for the years ended
  October 31, 2002, 2001 and 2000........................................... 34
Notes to Consolidated Financial Statements.................................. 35

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
    Shareholders of HEICO Corporation:

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the Company) as of October 31, 2002 and 2001, and the related consolidated statements of operations, of shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
December 18, 2002

                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        As of October 31,
                                                --------------------------------
                                                      2002               2001
                                                -------------      -------------
                                 ASSETS
Current assets:
   Cash and cash equivalents................... $   4,539,000      $   4,333,000
   Accounts receivable, net....................    28,407,000         31,506,000
   Inventories.................................    54,514,000         52,017,000
   Prepaid expenses and other current assets...     7,811,000          5,281,000
   Deferred income taxes.......................     3,295,000          3,180,000
                                                -------------      -------------
      Total current assets.....................    98,566,000         96,317,000
Property, plant and equipment, net.............    40,059,000         39,298,000
Goodwill and other intangible assets, net......   189,482,000        183,048,000
Other assets...................................     8,225,000          6,977,000
                                                -------------      -------------
      Total assets............................. $ 336,332,000      $ 325,640,000
                                                =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           As of October 31,
                                                                                  ----------------------------------
                                                                                      2002                  2001
                                                                                  -------------        -------------
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt.......................................  $   6,756,000        $      27,000
     Trade accounts payable.....................................................      7,640,000            7,768,000
     Accrued expenses and other current liabilities.............................     14,935,000           16,443,000
     Income taxes payable.......................................................             --              564,000
                                                                                  -------------        -------------
          Total current liabilities.............................................     29,331,000           24,802,000
Long-term debt, net of current maturities.......................................     49,230,000           66,987,000
Deferred income taxes...........................................................      6,240,000            2,064,000
Other non-current liabilities...................................................      6,154,000            6,173,000
                                                                                  -------------        -------------
          Total liabilities.....................................................     90,955,000          100,026,000
                                                                                  -------------        -------------
Minority interests in consolidated subsidiaries.................................     38,313,000           36,845,000
                                                                                  -------------        -------------

Commitments and contingencies (Notes 2, 3, 5, 6 and 17)
Shareholders' equity:
     Preferred Stock, par value $.01 per share;
           Authorized -- 10,000,000 shares issuable in series; 200,000 designated as Series A Junior Participating Preferred Stock,
           none issued..........................................................             --                   --
     Common Stock, $.01 par value; Authorized -- 30,000,000 shares;
           Issued and Outstanding -- 9,380,174 and 9,317,453 shares,
           respectively.........................................................         94,000               93,000
     Class A Common Stock, $.01 par value; Authorized -- 30,000,000 shares;
           Issued and Outstanding -- 11,570,195 and 11,515,779 shares,
           respectively.........................................................        116,000              115,000
     Capital in excess of par value.............................................    153,847,000          150,605,000
     Accumulated other comprehensive loss.......................................             --             (226,000)
     Retained earnings..........................................................     58,007,000           43,830,000
                                                                                  -------------        -------------
                                                                                    212,064,000          194,417,000
     Less: Note receivable secured by Class A Common Stock                           (5,000,000)          (5,000,000)
           Note receivable from employee savings and investment plan............             --             (648,000)
                                                                                  -------------        -------------
           Total shareholders' equity...........................................    207,064,000          188,769,000
                                                                                  -------------        -------------
           Total liabilities and shareholders' equity...........................  $ 336,332,000        $ 325,640,000
                                                                                  =============        =============

              The accompanying notes are an integral part of these consolidated financial statements.


                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the year ended October 31,
                                                                    --------------------------------------------------
                                                                        2002               2001               2000
                                                                    ------------       ------------       ------------
  Net sales....................................................     $172,112,000       $171,259,000       $202,909,000
                                                                    ------------       ------------       ------------
  Operating costs and expenses:
     Cost of sales.............................................      110,610,000        100,113,000        127,098,000
     Selling, general and administrative expenses..............       39,102,000         40,155,000         37,888,000
                                                                    ------------       ------------       ------------

  Total operating costs and expenses...........................      149,712,000        140,268,000        164,986,000
                                                                    ------------       ------------       ------------

  Operating income.............................................       22,400,000         30,991,000         37,923,000

  Interest expense.............................................       (2,248,000)        (2,486,000)        (5,611,000)
  Interest and other income....................................           97,000          1,598,000            929,000
  Gain on sale of product line.................................        1,230,000                 --         17,296,000
                                                                    ------------       ------------       ------------
  Income from continuing operations
     before income taxes and minority interests................       21,479,000         30,103,000         50,537,000
  Income tax expense...........................................        4,930,000         11,480,000         19,509,000
                                                                    ------------       ------------       ------------
  Income from continuing operations before minority interests..       16,549,000         18,623,000         31,028,000
  Minority interests in consolidated subsidiaries..............        1,323,000          2,790,000          3,289,000
                                                                    ------------       ------------       ------------
  Income from continuing operations............................       15,226,000         15,833,000         27,739,000
  Adjustment to gain on sale of discontinued health care opera-
     tions, net of applicable income tax benefit of $208,000...               --                 --         (1,422,000)
                                                                    ------------       ------------       ------------
  Net income...................................................     $ 15,226,000       $ 15,833,000       $ 26,317,000
                                                                    ============       ============       ============
  Basic per share data:
       Income from continuing operations.......................     $        .73       $        .79       $       1.45
       Adjustment to gain on sale of discontinued health care
          operations...........................................               --                 --               (.07)
                                                                    ------------       ------------       ------------
       Net income..............................................     $        .73       $        .79       $       1.38
                                                                    ============       ============       ============

  Diluted per share data:
       Income from continuing operations.......................     $        .68       $        .71       $       1.27
       Adjustment to gain on sale of discontinued health care
          operations...........................................               --                 --               (.07)
                                                                    ------------       ------------       ------------
       Net income..............................................     $        .68       $        .71       $       1.20
                                                                    ============       ============       ============

  Weighted average number of common shares outstanding:
       Basic...................................................       20,912,531         19,924,962         19,114,323
                                                                    ============       ============       ============
       Diluted.................................................       22,484,254         22,305,365         21,908,473
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

                                                     HEICO CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                          Accumulated
                                               Class A     Capital in         Other
                                     Common     Common      Excess of     Comprehensive   Retained         Notes      Comprehensive
                                      Stock      Stock      Par Value         Loss        Earnings       Receivable       Income
                                    --------   --------   ------------   -------------  -------------   ------------  -------------
Balances as of October 31, 1999.... $ 84,000   $ 73,000   $ 91,094,000   $ (2,235,000)   $ 52,280,000    $(2,007,000)
10% Common and Class A stock
    dividend paid in
    Class A shares ................       --     15,000     17,125,000             --     (17,158,000)            --
Repurchase of stock................       --         --       (105,000)            --              --             --
Exercise of stock options..........    1,000      2,000        978,000             --              --             --
Tax benefit for stock
    option exercises...............       --         --      1,736,000             --              --             --
Payment on note receivable
    from employee savings and
    investment plan................       --         --             --             --              --        556,000
Cash dividends ($.044 per share) ..       --         --             --             --        (828,000)            --
Net income for the year............       --         --             --             --      26,317,000             --   $ 26,317,000
Unrealized gain on investments,
    net of tax of $998,000.........       --         --             --      1,603,000              --             --      1,603,000
                                                                                                                      -------------
Comprehensive income...............       --         --             --             --              --             --   $ 27,920,000
                                                                                                                      =============
Other..............................       --         --        310,000             --           3,000             --
                                    --------   --------   ------------   ------------   -------------   ------------
Balances as of October 31, 2000....   85,000     90,000    111,138,000       (632,000)     60,614,000     (1,451,000)
10% Common and Class A
    stock dividend paid in
    Class A shares ................       --     19,000     31,648,000             --     (31,709,000)            --
Shares issued in connection with
    business acquisition (Note 2)..       --      3,000      4,997,000             --              --     (5,000,000)
Exercise of stock options..........    8,000      3,000      2,420,000             --              --             --
Tax benefit for stock
    option exercises...............       --         --        334,000             --              --             --
Payment on note receivable
    from employee savings and
    investment plan................       --         --             --             --              --        803,000
Cash dividends ($.045 per share) ..       --         --             --             --        (900,000)            --
Net income for the year............       --         --             --             --      15,833,000             --   $ 15,833,000
Unrealized gain on investments,
    net of tax of $394,000.........       --         --             --        632,000              --             --        632,000
Unrealized loss on interest rate
    swap, net of tax of $144,000...       --         --             --       (226,000)             --             --       (226,000)
                                                                                                                      -------------
Comprehensive income...............       --         --             --             --              --             --   $ 16,239,000
                                                                                                                      =============
Other..............................       --         --         68,000             --          (8,000)            --
                                    --------   --------   ------------   ------------   -------------   ------------
Balances as of October 31, 2001....   93,000    115,000    150,605,000       (226,000)     43,830,000     (5,648,000)
Repurchase of stock................       --         --       (200,000)            --              --             --
Exercise of stock options..........    1,000      1,000        436,000             --              --             --
Tax benefit for stock option
    exercises......................       --         --      2,944,000             --              --             --
Payment on note receivable
    from employee savings
    and investment plan............       --         --             --             --              --        648,000
Cash dividends ($.050 per share) ..       --         --             --             --      (1,045,000)            --
Net income for the year............       --         --             --             --      15,226,000             --   $ 15,226,000
Unrealized gain on interest rate
    swap, net of tax of $144,000...       --         --             --        226,000              --             --        226,000
                                                                                                                      -------------
Comprehensive income...............       --         --             --             --              --             --   $ 15,452,000
                                                                                                                      =============
Other..............................       --         --         62,000             --          (4,000)            --
                                    --------   --------   ------------   ------------   -------------   ------------
Balances as of October 31, 2002.... $ 94,000   $116,000   $153,847,000   $         --   $  58,007,000    $(5,000,000)
                                    ========   ========   ============   ============   =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.


                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the year ended October 31,
                                                                          --------------------------------------------
                                                                              2002            2001             2000
                                                                          ------------    ------------    ------------
Operating Activities:
Net income ............................................................   $ 15,226,000    $ 15,833,000    $ 26,317,000
Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation and amortization .................................      4,532,000      10,588,000       9,775,000
        Gain on sale of product line ..................................     (1,230,000)             --     (17,296,000)
        Gain on sale of property held for disposition .................             --        (657,000)             --
        Gain on sale of investments ...................................             --        (180,000)             --
        Deferred income tax provision (benefit) .......................      3,917,000         760,000        (175,000)
        Minority interests in consolidated subsidiaries ...............      1,323,000       2,790,000       3,289,000
        Tax benefit on stock option exercises .........................      2,944,000         334,000       1,736,000
        Deferred financing costs ......................................             --              --           8,000
        Change in assets and liabilities, net of acquisitions and
         dispositions:
             Decrease (increase) in accounts receivable ...............      3,421,000       1,194,000     (11,569,000)
             Increase in inventories ..................................     (2,996,000)     (6,773,000)     (7,471,000)
             Increase in prepaid expenses and other current assets ....     (2,967,000)       (329,000)     (1,662,000)
             (Decrease) increase in trade payables, accrued expenses
                 and other current liabilities ........................       (588,000)      1,154,000       1,159,000
             (Decrease) increase in income taxes payable ..............       (564,000)     (8,147,000)      7,866,000
             Other ....................................................        267,000         (37,000)        155,000
                                                                          ------------    ------------    ------------
Net cash provided by operating activities .............................     23,285,000      16,530,000      12,132,000
                                                                          ------------    ------------    ------------

Investing Activities:
Acquisitions, net of cash acquired, including contingent payments .....     (4,515,000)    (61,207,000)    (24,799,000)
Capital expenditures ..................................................     (5,853,000)     (6,927,000)     (8,665,000)
Proceeds from sale of product line, net of expenses ...................             --              --      44,377,000
Proceeds from receivable from sale of product line ....................             --      12,412,000       4,000,000
Proceeds from sale of long-term investments ...........................             --       7,039,000              --
Proceeds from sale of property held for disposition ...................             --       2,157,000              --
Payment received from employee savings and investment plan note
  receivable ..........................................................        648,000         803,000         556,000
Other .................................................................     (1,664,000)       (160,000)       (724,000)
                                                                          ------------    ------------    ------------
Net cash (used in) provided by investing activities ...................    (11,384,000)    (45,883,000)     14,745,000
                                                                          ------------    ------------    ------------

Financing Activities:
Proceeds from the issuance of long-term debt:
       Revolving credit facility ......................................      5,000,000      56,000,000      29,000,000
       Other ..........................................................             --              --       1,167,000
Principal payments on long-term debt ..................................    (16,028,000)    (29,028,000)    (58,381,000)
Proceeds from the exercise of stock options ...........................        438,000       2,431,000         981,000
Cash dividends paid (including fractional Class A share payments
   of $41,000 and $18,000 in fiscal 2001 and fiscal 2000, respectively)     (1,045,000)       (941,000)       (846,000)
Repurchases of common stock ...........................................       (200,000)             --        (105,000)
Minority interest investment ..........................................             --         414,000              --
Other .................................................................        140,000           3,000          83,000
                                                                          ------------    ------------    ------------
Net cash (used in) provided by financing activities ...................    (11,695,000)     28,879,000     (28,101,000)
                                                                          ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ..................        206,000        (474,000)     (1,224,000)
Cash and cash equivalents at beginning of year ........................      4,333,000       4,807,000       6,031,000
                                                                          ------------    ------------    ------------
Cash and cash equivalents at end of year ..............................   $  4,539,000    $  4,333,000    $  4,807,000
                                                                          ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

        HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace) and HEICO Electronic Technologies Corp. (HEICO Electronic) and their subsidiaries (collectively, the Company), is principally engaged in the design, manufacture and sale of aerospace, defense and electronics related products and services throughout the United States and internationally. HEICO Aerospace's principal subsidiaries include HEICO Aerospace Corporation, Jet Avion Corporation, LPI Industries Corporation, Aircraft Technology, Inc., Northwings Accessories Corporation, McClain International, Inc., Associated Composite, Inc., Rogers-Dierks, Inc., Air Radio & Instruments Corp., Turbine Kinetics, Inc., Thermal Structures, Inc., Future Aviation, Inc., Aero Design, Inc., Avitech Engineering Corporation, HEICO Aerospace Parts Corp., Aviation Facilities, Inc., and Jetseal, Inc. HEICO Electronic's principal subsidiaries include Radiant Power Corp., Leader Tech, Inc., Santa Barbara Infrared, Inc., Analog Modules, Inc. and Inertial Airline Services, Inc. Trilectron Industries, Inc., which was sold September 2000, was formerly a subsidiary of HEICO Electronic. For further details of acquired and sold subsidiaries listed above, see Notes 2 and 3. The Company's customer base is primarily the commercial airline, defense and electronics industries. As of October 31, 2002, the Company's principal operations are located in Glastonbury, Connecticut; Atlanta, Georgia; Cleveland, Ohio; Anacortes and Spokane, Washington; Corona, Hayward, and Santa Barbara, California; and Fort Myers, Hollywood, Miami, Orlando, Sarasota, Tampa and Titusville, Florida.

Basis of presentation

        The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG (Lufthansa), the technical services subsidiary of Lufthansa German Airlines. In addition, HEICO Aerospace consolidates a joint venture formed in February 2001 (Note 2), which is 16%-owned by American Airlines' parent company, AMR Corporation (AMR), and an 80%-owned subsidiary. HEICO Aerospace also accounts for a 50%-owned joint venture formed in fiscal 2002 under the equity method. The Company's investment in the 50%-owned joint venture and its share of its operating results were not significant to the Company's consolidated financial statements. All significant intercompany balances and transactions are eliminated.

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

Tooling costs

        Tooling costs are capitalized, generally as a component of other assets, and amortized over their estimated useful lives, ranging from 2 to 5 years.

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

Goodwill and other intangible assets

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective November 1, 2001. SFAS 142 eliminates the amortization of goodwill. Prior to the adoption of SFAS 142, goodwill was being amortized on a straight-line basis over periods ranging from 20 to 40 years. The Company has performed the transitional impairment test as of November 1, 2001, which requires a comparison of carrying values to fair values, and if appropriate, the carrying value of impaired assets is reduced to fair value. As a result of the test performed, the Company determined there was no goodwill impairment as of the date of adoption. Pursuant to SFAS 142, the Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstance indicate that the carrying amount of these assets may not be fully recoverable.

        The Company's intangible assets subject to amortization under SFAS 142 consist primarily of licenses, loan costs, patents and non-compete covenants and are amortized on the straight-line method over their legal or estimated useful lives, ranging from 3 to 20 years. See Note 16 for additional disclosures related to goodwill and other intangible assets.

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

Revenue recognition

        Revenue is recognized on an accrual basis, primarily upon shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts were not material except as noted in the unaudited quarterly financial information presented in
Note 14 to the Consolidated Financial Statements. Revenues earned from rendering services represented less than 10% of consolidated net sales for all periods presented.

Long-term contracts

        Accounts receivable and accrued expenses and other current liabilities include amounts related to the production of products under fixed-price contracts exceeding terms of one year. Certain of these contracts recognize revenues on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Certain other contracts have revenues recognized on the completed-contract method. This method is used when the Company does not have adequate historical data to ensure that estimates are reasonably dependable.

        Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.

        The asset, "Costs and estimated earnings in excess of billings on uncompleted percentage-of-completion contracts," included in accounts receivable, represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings," included in accrued expenses and other current liabilities, represents billings in excess of revenues recognized on contracts accounted for under either the percentage-of-completion method or the completed-contract method. Billings are made based on the completion of certain milestones as provided for in the contracts.

Income taxes

        Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from periods recognized for income tax purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Net income per share

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus potentially dilutive common shares arising from the assumed exercise of stock options, if dilutive. The dilutive impact of potentially dilutive common shares is determined by applying the treasury stock method.

Stock based compensation

        The Company measures compensation cost for stock options using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has elected to continue using the accounting methods prescribed by APB 25 and to provide in Note 11 the pro forma disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

Contingencies

        Losses for contingencies such as product warranties, litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income until they have been realized.

New accounting standards

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and generally the provisions of the statement will be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material effect on its results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the SFAS 4 requirement that gains and losses from extinguishment of debt be classified as an extraordinary item, and requires that such gains and losses be evaluated for extraordinary classification under the criteria of APB 30. This statement also amends SFAS 13, "Accounting for Leases," to require that certain lease modifications that have economic effects that are similar to sales-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. SFAS 145 also makes various other technical corrections to existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material effect on its results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its results of operations or financial position.

2. ACQUISITIONS AND STRATEGIC ALLIANCES

Acquisitions

        In June 2000, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Future Aviation, Inc. (Future) for $14.7 million in cash. The source of the purchase price was proceeds from the Company's Credit Facility. Future is engaged in the repair and overhaul of aircraft components and accessories principally serving the regional, commuter and business aircraft market.

        In April 2001, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Analog Modules, Inc. (AMI) for $15.6 million in cash. The source of the purchase price was proceeds from the Company's Credit Facility. AMI is engaged in the design and manufacture of electronic products primarily for use in the laser and electro-optics industries.

        In August 2001, the Company, through a subsidiary, acquired Inertial Airline Services, Inc. (IAS) pursuant to a stock purchase agreement, for $20 million in cash and $5 million in HEICO Class A Common Stock (289,964 shares) paid at closing. The Company guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2002, which both parties agreed to extend to August 31, 2003. Based on the closing market price of HEICO Class A Common Stock on October 31, 2002, the Company would have had to pay the seller an additional amount of approximately $2.8 million in cash, which would have been recorded as a reduction of shareholders' equity. In addition, subject to meeting certain earnings targets during the first two years following the acquisition, the Company may be obligated to pay additional consideration of $3 million in cash. Concurrent with the purchase, the Company loaned the seller $5 million, which is due August 31, 2003 and is secured by the 289,964 shares of HEICO Class A Common Stock. The loan is reflected as a reduction in the equity section of the Company's consolidated balance sheet as a note receivable secured by Class A Common Stock. The source of the purchase price, including the loan, was proceeds from the Company's Credit Facility. IAS is engaged primarily in the repair and overhaul of inertial navigation systems and other avionics equipment, which are used by commercial, military and business aircraft.

        During fiscal 2001, the Company, through subsidiaries, also acquired certain assets and liabilities of Avitech Engineering Corporation (Avitech), Aviation Facilities, Inc. (AFI) and Aero Design, Inc. The purchase price of each acquisition was insignificant and in total aggregated to approximately $9 million. Aero Design, Inc. and AFI are in the business of design and manufacture of FAA-approved replacement parts. Avitech is engaged in the repair and overhaul of aircraft components and accessories principally serving the regional commuter and business aircraft market.

        In November 2001, the Company, through a subsidiary, acquired certain assets and liabilities of Jetseal, Inc. (Jetseal). The purchase price was not significant to the Company's consolidated financial statements and the pro forma consolidated operating results assuming the acquisition had been consummated as of the beginning of fiscal 2002 would not have been materially different from the reported results. Jetseal is engaged in the manufacture of compression seals.

        In connection with the acquisition of Air Radio & Instruments Corp. in fiscal 1999, the former shareholders received additional consideration of $1.25 million in fiscal 2000 as a result of meeting certain earnings objectives under the terms of the acquisition. In connection with the acquisition of Rogers-Dierks, Inc. in fiscal 1999, the Company paid $1.1 million of deferred payments over the two-year period ended October 31, 2001 and the Company paid a total of $5.9 million in additional purchase consideration between fiscal 2000 and fiscal 2001 as a result of meeting certain earnings objectives. In addition, the former shareholders of Santa Barbara Infrared, Inc. (acquired in fiscal
1999) received additional consideration of $3.6 million in fiscal 2001 as part of the final purchase price adjustment.

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

Strategic alliances and sale of minority interests in consolidated subsidiaries

        In October 1997, the Company entered into a strategic alliance with Lufthansa, whereby Lufthansa invested approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million paid over four years to HEICO Aerospace pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional Federal Aviation Administration (FAA)-approved replacement parts for jet engines and aircraft components. The funds received as a result of the research and development cooperation agreement reduced research and development expenses in the periods such expenses were incurred. In addition, Lufthansa and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine and aircraft component replacement parts on a worldwide basis. In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa invested additional amounts aggregating to approximately $21 million pursuant to its option to maintain a 20% equity interest.

        In February 2001, the Company entered into a joint venture with AMR to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through its subsidiary, HEICO Aerospace. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of new product research and development costs. The funds received as a result of the new product research and development costs paid by AMR generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by the joint venture, which is 16% owned by AMR. In addition, AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis. See Note 16 for additional disclosures on research and development expenses.

3. SALE OF PRODUCT LINE

        In September 2000, the Company consummated the sale of all of the outstanding capital stock of HEICO Electronic's wholly-owned subsidiary, Trilectron Industries, Inc. (Trilectron), to a subsidiary of Illinois Tool Works

Inc. In consideration of the sale of Trilectron's capital stock, the Company received $52.5 million in cash, an unsecured non-interest bearing promissory note for $12.0 million payable in three equal installments over 90 days, a purchase price adjustment of $4.5 million based on the net worth of Trilectron as of the closing date of the sale, and retained certain property having a book value of approximately $1.5 million, which was sold in fiscal 2001. The proceeds from the sale were used to pay down the outstanding balance on the Company's Credit Facility.

        The sale of Trilectron did not meet the requirements for classification as a discontinued operation in accordance with APB 30 because its activities could not be clearly distinguished, physically and operationally and for financial reporting purposes, from the other assets, results of operations, and activities of the Company's Electronic Technologies Group (ETG) operating segment of which it was a part. Trilectron was managed as part of the ETG and the ETG was treated as a single operating segment. The ETG shared facilities, staff, information technology processing and other centrally provided services with no allocation of costs and interest expense between the divisions within the ETG. Accordingly, the sale was reported as a sale of a product line and Trilectron's results of operations through the date of the closing have been reported in the Company's consolidated statements of operations.

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

          (c) Represents reserves related to indemnification provisions entered into in connection with the sale of Trilectron, estimated expenses of relocating Radiant Power, Corp. from the Trilectron facility to new facilities and miscellaneous other expenses and costs which were incurred in connection with the sale of Trilectron.

        In fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 or $.03 per diluted share, net of income tax) on the sale of the Trilectron product line due to the elimination of certain of the above reserves upon the expiration of indemnification provisions of the sales contract.

4. ADJUSTMENT TO GAIN ON SALE OF DISCONTINUED OPERATIONS

        In January 1999, the Company received notice of a proposed adjustment pursuant to an examination by the Internal Revenue Service (IRS) of the Company's fiscal 1995 and fiscal 1996 tax returns, disallowing the utilization of a $4.6 million capital loss carryforward to partially offset the gain recognized by the Company in connection with the sale of its health care operations in July 1996. In fiscal 2000, the Company reached a settlement pursuant to which the IRS conceded one-third of the original tax adjustment. Accordingly, the additional taxes and related interest, aggregating $1.4 million ($.07 per diluted share) is reflected as adjustment to gain on sale of discontinued health care operations in the consolidated statement of operations for fiscal 2000.

5. CREDIT FACILITIES AND LONG-TERM DEBT

    Long-term debt consists of:


                                                                      As of October 31,
                                                               ----------------------------
                                                                    2002            2001
                                                               ------------    ------------
Borrowings under revolving credit facility .................   $ 54,000,000    $ 65,000,000
Industrial Development Revenue Refunding Bonds-- Series 1988      1,980,000       1,980,000
Equipment loans ............................................          6,000          34,000
                                                               ------------    ------------
                                                                 55,986,000      67,014,000
Less: Current maturities of long-term debt .................     (6,756,000)        (27,000)
                                                               ------------    ------------
                                                               $ 49,230,000    $ 66,987,000
                                                               ============    ============

        Current maturities of long-term debt includes $6,750,000 of the outstanding borrowings under the revolving credit facility assuming borrowings outstanding as of October 31, 2002 are converted to a term loan pursuant to the Company's option to convert such borrowings as set forth below. The aggregate amount of long-term debt maturing in each of the next five fiscal years is $6,756,000 in fiscal 2003, $27,000,000 in fiscal 2004, $20,250,000 in fiscal
2005, $0 in fiscal 2006, $0 in fiscal 2007, and $1,980,000 thereafter.

Revolving credit facility

        In July 1998, the Company entered into a $120 million revolving credit facility (Credit Facility) with a bank syndicate, which contains both revolving credit and term loan features. The Credit Facility may be used for working capital and general corporate needs of the Company and to finance acquisitions (generally not in excess of $25.0 million for any single acquisition nor in excess of an aggregate of $25.0 million for acquisitions during any four fiscal quarter period without the requisite approval of the bank syndicate) on a revolving basis through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a period through July 2005. The Company plans to renew or replace this Credit Facility prior to its July 2003 expiration date. Advances under the Credit Facility accrue interest, at the Company's choice of the London Interbank Offered Rate (LIBOR) or the higher of the Prime Rate or the Federal Funds Rate, plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization). The applicable margins range from .00% to .50% for Prime Rate based borrowings and from .75% to 2.00% for LIBOR based borrowings. A fee of .20% to .40% is charged on the amount of the unused commitment depending on the leverage ratio of the Company. The Credit Facility is secured by all the assets, excluding real estate, of the Company and its subsidiaries and contains covenants which, among other things, requires the maintenance of certain working capital, leverage and debt service ratios as well as minimum net worth requirements. At October 31, 2002 and 2001, the Company had a total of $54 million and $65 million, respectively, borrowed under the Credit Facility at weighted average interest rates of 2.9% and 3.4%, respectively. The amounts were primarily borrowed to partially fund acquisitions (Note 2).

Interest rate swap agreements

        Periodically, the Company enters into interest rate swap agreements to manage interest expense related to its Credit Facility. Interest rate risk associated with the Company's variable rate Credit Facility is the potential increase in interest expense from an increase in interest rates. A derivative instrument (e.g. interest rate swap agreement) that hedges the variability of cash flows related to a recognized liability is designated as a cash flow hedge.

        On an ongoing basis, the Company assesses whether derivative instruments used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items and therefore qualify as cash flow hedges. For a derivative instrument that qualifies as a cash flow hedge, the effective portion of changes in fair value of the derivative is deferred and recorded as a component of other comprehensive income until the hedged transaction occurs and is recognized in earnings. All other portions of changes in the fair value of a cash flow hedge are recognized in earnings immediately.

        The cumulative effect of the Company's interest rate swap agreement (which expired in February 2002) on accumulated other comprehensive income as of October 31, 2002 and October 31, 2001 was income of $226,000 (net of $144,000 in income tax expense) and a loss of $226,000 (net of $144,000 in income tax benefit), respectively.

Industrial development revenue bonds

        The industrial development revenue bonds outstanding at October 31, 2002 represent bonds issued by Broward County, Florida in 1988 (the 1988 bonds). The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (1.90% and 2.05% at October 31, 2002 and 2001, respectively). The 1988 bonds as amended are secured by a letter of credit expiring February 2004 and a mortgage on the related properties pledged as collateral.

6. LEASE COMMITMENTS

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

        Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

    Year ending October 31,
    2003..................................................    $ 2,392,000
    2004..................................................      1,324,000
    2005..................................................        867,000
    2006..................................................        613,000
    2007..................................................        493,000
    Thereafter............................................      2,370,000
                                                              -----------
    Total minimum lease commitments.......................    $ 8,059,000
                                                              ===========

        Total rent expense charged to operations for operating leases in fiscal 2002, fiscal 2001, and fiscal 2000 amounted to $2,956,000, $2,217,000 and
$2,041,000, respectively.

7. INCOME TAXES

        The provision (benefit) for income taxes on income from continuing operations for each of the three fiscal years ended October 31 is as follows:

                                         2002          2001           2000
                                   ------------   ------------   ------------
     Current:
          Federal ..............   $    849,000   $  9,611,000   $ 17,690,000
          State ................        164,000      1,109,000      1,994,000
                                   ------------   ------------   ------------
                                      1,013,000     10,720,000     19,684,000
        Deferred ...............      3,917,000        760,000       (175,000)
                                   ------------   ------------   ------------
        Total income tax expense   $  4,930,000   $ 11,480,000   $ 19,509,000
                                   ============   ============   ============

        The Company recently completed a tax audit of its fiscal 1998 and fiscal 1999 income tax returns with the IRS that resulted in the recovery of a portion of income taxes paid in prior years. The recovery is based on a settlement reached with the IRS under which a portion of the reimbursements received pursuant to a research and development cooperation agreement was treated as shareholder reimbursements excluded from taxable income. The recovery, net of expenses (including related professional fees and interest), increased net income in fiscal 2002 by $2.1 million ($.09 per diluted share).

        The following table reconciles the federal statutory tax rate to the Company's effective tax rate from continuing operations for each of the three fiscal years ended October 31:

                                                                           2002     2001      2000
                                                                          ------   ------    ------
        Federal statutory tax rate ...................................     35.0%    35.0%    35.0%
        State taxes, less applicable federal income tax reduction ....      2.8      2.6      2.5
        Net tax benefits on export sales .............................     (2.7)    (2.4)    (1.4)
        Nondeductible amortization of intangible assets ..............       --      2.7      1.6
        Recovery of taxes paid in prior years resulting from tax audit    (11.6)      --       --
        Other, net ...................................................      (.5)      .2       .9
                                                                          ------    -----    -----
                  Effective tax rate .................................     23.0%    38.1%    38.6%
                                                                          ======    =====    =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of October 31, 2002 and 2001 are as follows:

                                                                 As of October 31,
                                                           -----------------------------
                                                               2002             2001
                                                           ------------     ------------
        Deferred tax assets:
        Inventories .....................................   $ 1,868,000    $ 1,296,000
        Bad debt allowances .............................       619,000        468,000
        Capitalized research and development expenses ...     1,088,000             --
        Deferred compensation liability .................     1,769,000      1,650,000
        Vacation accruals ...............................       384,000        253,000
        Customer rebates and credits ....................       244,000        480,000
        Retirement plan liability .......................       227,000        226,000
        Warranty accruals ...............................       269,000        327,000
        Accrued items related to sale of product line ...        65,000        720,000
        Unrealized loss on interest rate swap/investments            --        144,000
        Other ...........................................        25,000        134,000
                                                            -----------    -----------
                  Total deferred tax assets .............     6,558,000      5,698,000
                                                            -----------    -----------
        Deferred tax liabilities:
        Accelerated depreciation ........................     2,355,000      1,120,000
        Intangible asset amortization ...................     7,077,000      3,201,000
        Other ...........................................        71,000        261,000
                                                            -----------    -----------
                  Total deferred tax liabilities ........     9,503,000      4,582,000
                                                            -----------    -----------
                  Net deferred tax (liability) asset ....   $(2,945,000)   $ 1,116,000
                                                            ===========    ===========

        The net deferred tax (liability) asset is classified on the balance sheet as follows:

                                                                        As of October 31,
                                                                  -----------------------------
                                                                      2002             2001
                                                                  ------------     ------------
     Net deferred tax (liability) asset:
           Current.........................................       $ 3,295,000      $ 3,180,000
           Long term.......................................        (6,240,000)      (2,064,000)
                                                                  -----------      -----------
                Net deferred tax (liability) asset.........       $(2,945,000)     $ 1,116,000
                                                                  ===========      ===========

        A deferred tax charge of $144,000 relating to an unrealized gain on an interest rate swap was recorded as an adjustment to shareholders' equity in fiscal 2002. A net deferred tax charge of $250,000 relating to unrealized gains on long-term investments and an unrealized loss on an interest rate swap was recorded as an adjustment to shareholders' equity in fiscal 2001. A deferred tax charge of $998,000 relating to unrealized gains on long-term investments was recorded as an adjustment to shareholders' equity in fiscal 2000.

        In connection with its acquisitions, the Company assumed net deferred tax assets of $37,000 in fiscal 2000. No deferred tax assets or liabilities were assumed in fiscal 2002 or fiscal 2001.

8. STOCK DIVIDENDS

        In July 2000 and August 2001, the Company paid 10% stock dividends on all shares outstanding, payable in Class A Common Stock. Each 10% dividend was valued based on the closing market price of the Company's Class A Common Stock as of the day prior to the declaration date. All income per share, dividend per share, price per share, exercise price, stock option, and common shares outstanding information has been retroactively restated to reflect the stock dividends.

9. PREFERRED STOCK PURCHASE RIGHTS PLAN

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

10. COMMON STOCK AND CLASS A COMMON STOCK

        In accordance with the Company's share repurchase program, 33,000 shares of Class A Common Stock were repurchased at a total cost of $200,000 in fiscal 2002 and 6,600 shares of Common Stock were repurchased at a total cost of $105,000 in fiscal 2000. No shares were repurchased in fiscal 2001.

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

11. STOCK OPTIONS

        The Company currently has three stock option plans, the 1993 Stock Option Plan (1993 Plan), the Non-Qualified Stock Option Plan (NQSOP), and the 2002 Stock Option Plan (2002 Plan). A total of 4,731,902 shares of the Company's stock are reserved for issuance to employees, directors, officers, and consultants as of October 31, 2002, including 4,424,092 shares currently under option and 307,810 shares available for future grants. Options issued under the 1993 Plan and the 2002 Plan may be designated as incentive stock options (ISOs) or non-qualified stock options (NQSOs). ISOs are granted at not less than 100% of the fair market value at the date of grant (110% thereof in certain cases) and are exercisable in percentages specified at the date of grant over a period up to ten years. Only employees are eligible to receive ISOs. NQSOs may be granted at less than fair market value and may be immediately exercisable. Options granted under the NQSOP may be granted at no less than the fair market value at the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant. Pursuant to the 2002 Plan, which was approved by the Shareholders in fiscal 2002, an aggregate of 520,000 shares are reserved for issuance upon the exercise of options granted under the Plan. The options granted pursuant to the 2002 Plan may be with respect to Common Stock and/or Class A Common Stock, in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee in its sole discretion. Options under all stock option plans expire not later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

        All stock option share and price per share information has been retroactively restated for stock dividends and splits.

        Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

                                                                         Shares Under Option
                                                                    ----------------------------
                                                          Shares                Weighted Average
                                                        Available                  Exercise
                                                       For Option      Shares       Price
                                                       ----------   ----------  ----------------
        Outstanding as of October 31, 1999 ........      417,016     5,577,449    $    8.52
        Granted ...................................     (338,377)      338,377    $   12.74
        Cancelled .................................      727,339      (760,340)   $   21.67
        Exercised .................................           --      (208,196)   $    4.71
                                                        --------    ----------
        Outstanding as of October 31, 2000 ........      805,978     4,947,290    $    6.95
        Shares approved by Board of Directors for
            grant to former shareholders of SBIR ..      229,900            --           --
        Granted ...................................     (995,200)      995,200    $   14.56
        Cancelled .................................      153,370      (415,406)   $   15.51
        Exercised .................................           --    (1,374,810)   $    2.90
                                                        --------    ----------
        Outstanding as of October 31, 2001 ........      194,048     4,152,274    $    9.06
        Shares approved by Board of Directors for
            grant to former shareholders of SBIR ..      250,000            --           --
        Shares approved by the Shareholders for the
            2002 Stock Option Plan ................      520,000            --           --
        Granted ...................................     (700,900)      700,900    $   10.71
        Cancelled .................................       44,662      (278,945)   $   15.12
        Exercised .................................           --      (150,137)   $    2.91
                                                        --------    ----------
        Outstanding as of October 31, 2002 ........      307,810     4,424,092    $    9.14
                                                        ========    ==========

        Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2002 is as follows:


Common Stock
                                           Options Outstanding                            Options Exercisable
                        ----------------------------------------------------------   ------------------------------
                                            Weighted          Weighted Average                         Weighted
    Range of               Number            Average             Remaining              Number          Average
 Exercise Prices        Outstanding      Exercise Price   Contractual Life (Years)   Exercisable     Exercise Price
-----------------       -----------      --------------   ------------------------   -----------     --------------
  $ 1.20 - $ 2.75         545,067            $1.74                  1.3                 545,067          $1.74
  $ 2.76 - $ 6.05         334,965            $3.85                  2.9                 334,965          $3.85
  $ 6.06 - $10.22         358,033            $8.31                  4.4                 357,883          $8.31
  $10.23 - $24.11         949,951           $14.86                  8.6                 575,200         $14.62
                        ---------                                                     ---------
                        2,188,016           $ 8.83                  5.2               1,813,115          $7.51
                        =========                                                     =========


Class A Common Stock
                                            Options Outstanding                           Options Exercisable
                           -------------------------------------------------------    ----------------------------
                                            Weighted          Weighted Average                         Weighted
    Range of               Number            Average             Remaining              Number          Average
 Exercise Prices        Outstanding      Exercise Price   Contractual Life (Years)    Exercisable   Exercise Price
-----------------       -----------      --------------   ------------------------   -----------    --------------
  $ 1.20 - $ 2.75         412,815            $1.71                  1.3                 412,815          $1.71
  $ 2.76 - $ 6.05         276,345            $3.86                  3.0                 276,345          $3.86
  $ 6.06 - $10.22         716,938            $8.59                  7.4                 558,248          $8.25
  $10.23 - $24.11         829,978           $15.90                  7.2                 485,690         $17.05
                        ---------                                                     ---------
                        2,236,076           $ 9.45                  5.6               1,733,098          $8.46
                        =========                                                     =========

        If there were a change in control of the Company, options for an additional 374,901 shares of Common Stock and 493,478 shares of Class A Common Stock would become immediately exercisable.

        The Company applies APB 25 and related Interpretations in accounting for its stock option plans. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for those options granted below the fair market value of the stock on the date of grant. The amount of compensation expense recognized in accordance with APB 25 was not significant to the Company's results of operations during fiscal 2002, fiscal 2001, and fiscal 2000. Had the fair value of all grants under these plans been recognized as compensation expense over the vesting period of the grants, consistent with SFAS 123, the Company's net income would have been $11,381,000 ($.54 and $.51 basic and diluted net income per share, respectively) for fiscal 2002, $11,479,000 ($.58 and $.51 basic and diluted net income per share, respectively) for fiscal 2001, and $23,337,000 ($1.22 and $1.07 basic and diluted net income per share, respectively) for fiscal 2000. The SFAS 123 pro forma disclosures for fiscal 2001 and fiscal 2000 have been restated to give affect to the actual number of options that vested in the respective fiscal years.

        The estimated weighted average fair value of options granted was $8.03 per share for Common Stock and $5.89 per share for Class A Common Stock in fiscal 2002, $11.23 per share for Common Stock and $8.94 per share for Class A Common Stock in fiscal 2001, and $9.15 per share for Common Stock and $8.95 per share for Class A Common Stock in fiscal 2000.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for each of the three fiscal years ended October 31:


                                                             2002                    2001                     2000
                                                      ------------------     -------------------     -------------------
                                                                 Class A                 Class A                 Class A
                                                      Common      Common     Common      Common      Common      Common
                                                      Stock       Stock       Stock       Stock       Stock       Stock
                                                      ------      ------      ------     ------       ------     ------
Expected stock price volatility...................... 53.61%      52.87%      55.65%     55.47%       55.83%     55.12%
Risk free interest rate .............................  4.51%       4.12%       5.24%      5.22%        6.22%      6.16%
Dividend yield ......................................   .25%        .32%        .30%       .34%         .31%       .33%
Expected option life (years).........................     8           8           8          8            8          8

12. NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for each of the three fiscal years ended October 31:

                                                                         2002              2001               2000
                                                                  ---------------    --------------     --------------
Numerator:
     Net income..........................................            $15,226,000       $15,833,000        $26,317,000
                                                                  ===============    ==============     ==============

Denominator:
     Weighted average common shares outstanding - basic..             20,912,531        19,924,962         19,114,323
     Effect of dilutive stock options....................              1,571,723         2,380,403          2,794,150
                                                                  ---------------    --------------     --------------
     Weighted average common shares outstanding - diluted             22,484,254        22,305,365         21,908,473
                                                                  ===============    ==============     ==============

Net income per share - basic.............................                   $.73              $.79              $1.38

Net income per share - diluted...........................                   $.68              $.71              $1.20

Anti-dilutive stock options excluded.....................              1,301,403           644,938          1,484,318

13. RETIREMENT PLANS

        The Company has a qualified defined contribution retirement plan (the
Plan) under which eligible employees of the Company and its participating subsidiaries may contribute up to 15% of their annual compensation as defined by the Plan. Prior to January 1, 2002, participants were able to contribute up to 10% of their annual compensation. The Company generally contributes specified percentages ranging from 25% to 50% of employee contributions up to 3% of annual pay in the Company's Common Stock or cash, as determined by the Company. Effective January 2002, the Company's match of employee contributions paid in Common Stock is based on the fair market value of the shares at the date of contribution. Prior to January 2002, the Company made matching contributions through the promissory note discussed below. The Plan also provides that the Company may contribute additional amounts in its common stock or cash at the discretion of the Board of Directors. Employee contributions can not be invested in Company stock.

        In 1992, the Company sold 987,699 shares of the Company's Common Stock and 804,975 shares of Class A Common Stock to the Plan for an aggregate price of $4,122,000 entirely financed through a promissory note with the Company. The promissory note was payable in nine equal annual installments, inclusive of principal and interest at the rate of 8% per annum, and a final installment due September 2002. The promissory note was fully paid off effective December 2001. As the Plan accrued each payment of principal, an appropriate percentage of stock was allocated to eligible employees' accounts in accordance with applicable regulations under the Internal Revenue Code. The unallocated shares of stock collateralized the 1992 promissory note. The per share cost to the Plan for the 1992 stock sale ($2.30 per share) was determined based on the average closing market price of the Company's stock on the twenty business days prior to the effective date of the sale. In accordance with the provisions of the Plan, the Company was obligated to make cash contributions in amounts sufficient to meet the debt service requirements on the promissory note. Principal amounts repaid on the promissory note were determined based on the value of the shares released during the preceding twelve months but could not be less than the minimum annual installments required. Dividends on allocated shares were issued to participants' accounts. Dividends on unallocated shares were held in the Plan and could be used to make note payments.

        Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on number of years of service. Contributions to the Plan charged to income for fiscal 2002, fiscal 2001, and fiscal 2000 totaled $691,000, $493,000, and $907,000, respectively, exclusive of interest income earned on the note received from the Plan of $9,000 in fiscal 2002, $52,000 in fiscal 2001 and $168,000 in fiscal 2000.

        In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 2002, 2001 and 2000 are not material to the financial position of the Company. During fiscal 2002, fiscal 2001, and fiscal 2000, $34,000, $21,000, and $62,000, respectively, was expensed for this plan.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     First           Second            Third           Fourth
                                                    Quarter          Quarter          Quarter          Quarter
                                                 ------------     ------------     ------------     ------------
Net sales:
    2002 ...................................     $ 41,012,000     $ 43,001,000     $ 42,587,000     $ 45,512,000
    2001 ...................................       39,650,000       41,742,000       43,845,000       46,022,000
    2000 ...................................       47,940,000       53,548,000       53,912,000       47,509,000
Gross profit:
    2002 ...................................       14,850,000       15,359,000       14,936,000       16,357,000
    2001 ...................................       17,032,000       18,376,000       18,043,000       17,695,000
    2000 ...................................       17,858,000       19,679,000       19,679,000       18,595,000
Income from continuing operations:
    2002 ...................................        2,828,000        3,970,000        2,829,000        5,599,000
    2001 ...................................        3,908,000        4,814,000        3,964,000        3,147,000
    2000 ...................................        4,015,000        4,789,000        4,721,000       14,214,000
Net income:
    2002 ...................................        2,828,000        3,970,000        2,829,000        5,599,000
    2001 ...................................        3,908,000        4,814,000        3,964,000        3,147,000
    2000 ...................................        4,015,000        4,789,000        4,721,000       12,792,000

Income per share from continuing operations:
Basic
    2002 ...................................              .14              .19              .14              .27
    2001 ...................................              .20              .25              .19              .15
    2000 ...................................              .21              .25              .25              .74
Diluted
    2002 ...................................              .13              .18              .13              .25
    2001 ...................................              .18              .22              .18              .14
    2000 ...................................              .18              .22              .22              .65

Net income per share:
Basic
    2002 ...................................              .14              .19              .14              .27
    2001 ...................................              .20              .25              .19              .15
    2000 ...................................              .21              .25              .25              .67
Diluted
    2002 ...................................              .13              .18              .13              .25
    2001 ...................................              .18              .22              .18              .14
    2000 ...................................              .18              .22              .22              .58

        Net income in the second quarter of fiscal 2002 includes an additional gain on the sale of Trilectron as referenced in Note 3. The impact of the gain was an increase to net income of $765,000 ($.03 per diluted share).

        Net income in the fourth quarter of fiscal 2002 includes the recovery of a portion of taxes paid in prior years resulting from a tax audit as referenced in Note 7. The impact of the recovery was an increase to net income of $2,107,000 ($.09 per diluted share).

        During the first and second quarters of fiscal 2001, the Company made certain changes in estimates due to estimated costs to complete long-term contracts accounted for under the percentage-of-completion method being lower than originally projected. The change in estimates increased net income and diluted net income per share by $200,000 ($.01 per diluted share) and $400,000 ($.02 per diluted share) in the first and second quarters of fiscal 2001, respectively. Changes in estimates did not have a significant impact on net income and diluted net income per share in the third and fourth quarters of fiscal 2001 or in any quarter during fiscal 2002 and fiscal 2000.

        Income from continuing operations in the fourth quarter of fiscal 2000 includes the gain on sale of Trilectron and write-off of certain receivables referenced in Notes 3 and 16, respectively. The impact of the gain and the write-off was an increase of $10,542,000 ($.48 per diluted share) and a decrease of $651,000 ($.03 per diluted share), respectively, to income from continuing operations in the fourth quarter of fiscal 2000. Net income in the fourth quarter of fiscal 2000 also includes the adjustment to gain on sale of discontinued operations referenced in Note 4, which reduced net income by $1,422,000 ($.07 per diluted share).

        Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year may not equal the sum of the four individual quarters.

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


                                                 Segments(1)       Other, Primarily
                                       --------------------------    Corporate and     Consolidated
                                           FSG             ETG        Intersegment        Totals
                                           ---             ---        ------------        ------
For the year ended October 31, 2002:
------------------------------------
Net sales                              $120,097,000   $ 52,510,000   ($   495,000)   $172,112,000
Depreciation and amortization             3,012,000      1,213,000        307,000       4,532,000
Operating income                         15,846,000     11,873,000     (5,319,000)     22,400,000
Total assets                            219,903,000    103,260,000     13,169,000     336,332,000
Capital expenditures                      3,083,000      1,969,000        801,000       5,853,000

For the year ended October 31, 2001:
------------------------------------
Net sales                              $132,459,000   $ 38,800,000   $         --    $171,259,000
Depreciation and amortization             7,641,000      2,648,000        299,000      10,588,000
Operating income                         27,454,000      7,835,000     (4,298,000)     30,991,000
Total assets                            213,001,000    101,817,000     10,822,000     325,640,000
Capital expenditures                      4,916,000      1,281,000        730,000       6,927,000

For the year ended October 31, 2000:
------------------------------------
Net sales                              $119,304,000   $ 83,605,000   $         --    $202,909,000
Depreciation and amortization             6,808,000      2,762,000        205,000       9,775,000
Operating income                         29,621,000     12,464,000     (4,162,000)     37,923,000
Total assets                            197,442,000     54,997,000     29,293,000     281,732,000
Capital expenditures                      7,301,000      1,360,000          4,000       8,665,000
_____________

(1) During fiscal 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group (ETG) was reclassified to the Flight Support Group (FSG). Prior period results have been retroactively restated to reflect the revised segment classification.

Major customer and geographic information

        No one customer accounted for 10 percent or more of the Company's consolidated net sales during the last three fiscal years. The Company had no material sales originating or long-lived assets held outside of the United States during the last three fiscal years.

        Export sales were $51,061,000 in fiscal 2002, $46,014,000 in fiscal 2001 and $56,626,000 in fiscal 2000.

16. OTHER CONSOLIDATED BALANCE SHEETS, STATEMENTS OF OPERATIONS
      AND STATEMENTS OF CASH FLOWS INFORMATION

        Accounts receivable are composed of the following:

                                              As of October 31,
                                        -----------------------------
                                             2002            2001
                                        ------------    -------------
Accounts receivable .................   $ 30,029,000    $ 32,415,000
Less: Allowance for doubtful accounts     (1,622,000)       (909,000)
                                        ------------    ------------
          Accounts receivable, net ..   $ 28,407,000    $ 31,506,000
                                        ============    ============

        In fiscal 2002, fiscal 2001, and fiscal 2000, the Company wrote off receivables aggregating to $813,000, $577,000 and $1,312,000, respectively, as a result of bankruptcy filings by certain customers. The charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations. The charges reduced fiscal 2002, fiscal 2001, and fiscal 2000 net income by $442,000 ($.02 per diluted share), $291,000 ($.01 per diluted share), and $651,000 ($.03 per diluted share), respectively.

        Costs and estimated earnings on uncompleted percentage-of-completion contracts are as follows:

                                                                     As of October 31,
                                                              ----------------------------
                                                                 2002             2001
                                                              -------------   ------------
Costs incurred on uncompleted contracts ...................   $  4,453,000    $  7,709,000
Estimated earnings ........................................      4,252,000       6,224,000
                                                              ------------    ------------
                                                                 8,705,000      13,933,000
Less: Billings to date ....................................     (8,551,000)    (14,770,000)
                                                              ------------    ------------
                                                              $    154,000    $   (837,000)
                                                              ============    ============

Included in accompanying balance
   sheets under the following captions:
   Accounts receivable, net (costs and estimated
      earnings in excess of billings) .....................   $  1,737,000    $    234,000
   Accrued expenses and other current liabilities (billings
      in excess of costs and estimated earnings) ..........     (1,583,000)     (1,071,000)
                                                              ------------    ------------
                                                              $    154,000    $   (837,000)
                                                              ============    ============

        During fiscal 2001, the Company made certain changes in estimates due to estimated costs to complete long-term contracts accounted for under the percentage-of-completion method being lower than originally projected. The change in estimates increased net income and diluted net income per share by $700,000 ($.03 per diluted share). Changes in estimates did not have a significant impact on net income and diluted net income per share in fiscal 2002 or fiscal 2000.

        Inventories are composed of the following:

                                                          As of October 31,
                                                    -------------------------
                                                        2002          2001
                                                    -----------   -----------
        Finished products .......................   $32,501,000   $27,791,000
        Work in process .........................     8,603,000     7,883,000
        Materials, parts, assemblies and supplies    13,410,000    16,343,000
                                                    -----------   -----------
                  Total inventories .............   $54,514,000   $52,017,000
                                                    ===========   ===========

        Inventories related to long-term contracts were not significant as of October 31, 2002 and 2001.

        Property, plant and equipment are composed of the following:

                                                              As of October 31,
                                                       ----------------------------
                                                            2002             2001
                                                       ------------    ------------
        Land .......................................   $  2,627,000    $  2,627,000
        Buildings and improvements .................     20,846,000      18,380,000
        Machinery and equipment ....................     41,739,000      37,398,000
        Construction in progress ...................      1,702,000       3,566,000
                                                       ------------    ------------
                                                         66,914,000      61,971,000
        Less: Accumulated depreciation .............    (26,855,000)    (22,673,000)
                                                       ------------    ------------
                  Property, plant and equipment, net   $ 40,059,000    $ 39,298,000
                                                       ============    ============

        Depreciation and amortization expense on property, plant, and equipment amounted to approximately $4,193,000, $3,090,000 and $3,011,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

        Included in the Company's property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements. The rotables are stated at a net book value of $4,417,000 as of October 31, 2002. Under the terms of the agreements, the customers may cancel the agreements and purchase the equipment at specified prices. The equipment is currently being depreciated over its estimated life.

        Goodwill and other intangible assets are composed of the following:

                                                             As of October 31,
                                                    ------------------------------
                                                          2002             2001
                                                    -------------    --------------
        Goodwill ................................   $ 205,213,000    $ 199,661,000
        Other intangible assets .................       4,062,000        2,841,000
                                                    -------------    -------------
                                                      209,275,000      202,502,000
        Less: Accumulated amortization ..........     (19,793,000)     (19,454,000)
                                                    -------------    -------------
        Goodwill and other intangible assets, net   $ 189,482,000    $ 183,048,000
                                                    =============    =============

        The following table reflects a comparison of net income and net income per share for each of the three fiscal years ended October 31, adjusted to give effect to the adoption of SFAS 142:

                                                               2002               2001               2000
                                                         ---------------    ---------------     --------------
Reported net income                                         $15,226,000        $15,833,000        $26,317,000
Add-back after tax goodwill amortization                             --          4,398,000          4,006,000
                                                         ---------------    ---------------     --------------
Adjusted net income                                         $15,226,000        $20,231,000        $30,323,000
                                                         ===============    ===============     ==============

Reported net income per share - basic                              $.73               $.79              $1.38
Add-back after tax goodwill amortization                             --                .23                .21
                                                         ---------------    ---------------     --------------
Adjusted net income per share - basic                              $.73              $1.02              $1.59
                                                         ===============    ===============     ==============

Reported net income per share - diluted                            $.68               $.71              $1.20
Add-back after tax goodwill amortization                             --                .20                .18
                                                         ---------------    ---------------     --------------
Adjusted net income per share - diluted                            $.68               $.91              $1.38
                                                         ===============    ===============     ==============

        The changes in the carrying amount of goodwill during fiscal 2002 by segment are as follows:

                                                                                                   Consolidated
                                                                FSG                ETG                Total
                                                           ---------------    ---------------     ---------------
Balances as of November 1, 2001 (1)                          $114,637,000        $67,441,000        $182,078,000
Goodwill acquired during the year                               3,437,000                 --           3,437,000
Adjustments to Goodwill                                           632,000          1,530,000           2,162,000
                                                           ---------------    ---------------     ---------------
Balances as of October 31, 2002                              $118,706,000        $68,971,000        $187,677,000
                                                           ===============    ===============     ===============
____________

(1) During fiscal 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group (ETG) was reclassified to the Flight Support Group (FSG). Balances as of November 1, 2001 have been retroactively restated to reflect the revised segment classification.

        The increase in goodwill for the twelve months ended October 31, 2002 resulted primarily from the acquisition of assets and liabilities of Jetseal, Inc. in November 2001 and adjustments to the preliminary allocation of the purchase price of other acquisitions based on updated fair value information of the assets acquired and liabilities assumed as of the dates of acquisition.

        Other intangible assets subject to amortization consist primarily of licenses, loan costs, patents, and non-compete covenants. The gross carrying amount and accumulated amortization of other intangible assets was $4.1 million and $2.3 million, respectively, as of October 31, 2002. Amortization expense of other intangible assets for fiscal 2002 was $339,000. Amortization expense for the next five fiscal years is expected to be $304,000 in fiscal 2003, $289,000 in fiscal 2004, $239,000 in fiscal 2005, $117,000 in fiscal 2006, and $116,000 in fiscal 2007.

     Accrued expenses and other current liabilities are composed of the following:

                                                                              As of October 31,
                                                                         --------------------------
                                                                             2002           2001
                                                                         -----------   -----------
        Accrued employee compensation ................................   $ 4,714,000   $ 4,869,000
        Accrued customer rebates and credits .........................     3,893,000     3,418,000
        Accrued expenses related to sale of product line .............       166,000     1,890,000
        Billings in excess of costs and estimated earnings on
            uncompleted percentage-of-completion contracts ...........     1,583,000     1,071,000
        Other ........................................................     4,579,000     5,195,000
                                                                         -----------   -----------
                  Total accrued expenses and other current liabilities   $14,935,000   $16,443,000
                                                                         ===========   ===========

        Other non-current liabilities include deferred compensation of $4,624,000 and $3,983,000 as of October 31, 2002 and 2001, respectively.

Research and development expenses

        Cost of sales amounts in fiscal 2002, fiscal 2001, and fiscal 2000 include approximately $9,742,000, $7,737,000 and $3,668,000, respectively, of new product research and development expenses. The expenses for fiscal 2001 and fiscal 2000 are net of $1,275,000 and $5,200,000, respectively, in reimbursements pursuant to research and development cooperation and joint venture agreements (Note 2). The reimbursements pursuant to such agreements were not significant in fiscal 2002.

Supplemental disclosures of cash flow information

        Cash paid for interest was $2,407,000, $2,379,000 and $5,575,000 in fiscal 2002, fiscal 2001, and fiscal 2000, respectively. Cash paid for income taxes was $1,373,000, $18,563,000 and $10,248,000 in fiscal 2002, fiscal 2001, and fiscal 2000, respectively.

        Non-cash investing and financing activities related to acquisitions, including contingent payments, for each of the three fiscal years ended October 31 is as follows:

                                                          2002           2001            2000
                                                     ------------    ------------    ------------
        Fair value of assets acquired:
           Liabilities assumed ...................   $    247,000    $    468,000    $     31,000
           Less:
             Intangible assets ...................      3,778,000      37,579,000      19,974,000
             Inventories .........................        371,000      10,882,000       1,698,000
             Accounts receivable .................        351,000       3,147,000       1,567,000
             Property, plant and equipment .......        258,000       8,479,000          83,000
             Other assets ........................          4,000       1,588,000       1,508,000
                                                     ------------    ------------    ------------
          Cash paid, including contingent payments   $ (4,515,000)   $(61,207,000)   $(24,799,000)
                                                     ============    ============    ============

        As part of the consideration in connection with the sale of the Trilectron product line in fiscal 2000, the Company received an unsecured promissory note for $12.0 million that was paid in full in fiscal 2001 (Note 3). In connection with the purchase of IAS (Note 2), the Company issued 289,964 shares of HEICO Class A Common Stock then valued at $5 million and issued a $5 million note receivable guaranteed by the issued shares. Additionally, retained earnings was impacted by $31,709,000 and $17,158,000 in fiscal 2001 and fiscal 2000, respectively, as a result of the 10% stock dividends described in Note 9. There were no significant capital lease financing activities during fiscal 2002, fiscal 2001, and fiscal 2000.

17. CONTINGENCIES

Pending litigation

        The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a significant effect on the Company's consolidated financial statements.

                                    PART III

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 10.  Directors and Executive Officers of the Registrant

        Information concerning the Directors of the Company is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 2002.

        Information concerning the executive officers of the Company is set forth at Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

        Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2002.

Item 13.  Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2002.

Item 14.  Controls and Procedures

Evaluation of Controls and Procedures

        Based upon an evaluation performed within 90 days of the date of this annual report on Form 10-K, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective (as defined in Exchange Act Rules 13a-14 and 15d-14).

Changes in internal controls

        There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1) Financial Statements:

        The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                                                  Page(s)
  Independent Auditors' Report............................................................        29
  Consolidated Balance Sheets at October 31, 2002 and 2001................................        30 - 31
  Consolidated Statements of Operations for the years ended October 31, 2002,
    2001 and 2000.........................................................................        32
  Consolidated Statements of Shareholders' Equity and Comprehensive Income
    for the years ended October  31, 2002, 2001 and 2000..................................        33
  Consolidated Statements of Cash Flows for the years ended October 31, 2002,
    2001 and 2000.........................................................................        34
  Notes to Consolidated Financial Statements..............................................        35 - 56

        (a)(2) Financial Statement Schedules:

        No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

        (a)(3) Exhibits

  Exhibit            Description
  -------            -----------

    2.1       --     Amended and Restated Agreement of Merger and Plan
                     of Reorganization, dated as of March 22, 1993, by and among HEICO Corporation, HEICO Industries,
                     Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant's
                     Registration Statement on Form S-4 (Registration
                     No. 33-57624) Amendment No. 1 filed on March 19,
                     1993.*

    2.2       --     Stock Purchase Agreement, dated August 1, 2000, by
                     and between HEICO Aviation Products Corp., N/K/A
                     HEICO Electronic Technologies Corp. and Hobart
                     Brothers Company (without schedules and exhibits) is incorporated by reference to Exhibit 2.1 to Form 8-K dated September 14, 2000.*

    2.3       --     First Amendment to Stock Purchase Agreement,
                     effective as of September 14, 2000, between HEICO
                     Aviation Products Corp. N/K/A HEICO Electronic
                     Technologies Corp. and Hobart Brothers Company is incorporated by reference to Exhibit 2.2 to Form
                     8-K dated September 14, 2000.*

    3.1       --     Articles of Incorporation of the Registrant are
                     incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4
                     (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993.*

  Exhibit            Description
  -------            -----------

    3.2       --     Articles of Amendment of the Articles of
                     Incorporation of the Registrant, dated April 27,
                     1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                     8-B dated April 29, 1993.*

    3.3       --     Articles of Amendment of the Articles of
                     Incorporation of the Registrant, dated November 3,
                     1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

    3.4       --     Articles of Amendment of the Articles of
                     Incorporation of the Registrant, dated March 19,
                     1998, are incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form
                     S-3 (Registration No. 333-48439) filed on March
                     23, 1998.*

    3.5       --     Bylaws of the Registrant are incorporated by
                     reference to Exhibit 3.4 to the Form 10-K for the year ended October 31, 1996.*

    4.0       --     The description and terms of Preferred Stock
                     Purchase Rights are set forth in a Rights
                     Agreement between the Company and SunBank, N.A., as Rights Agent, dated as of November 2, 1993, incorporated by reference to Exhibit 1 to the Form
                     8-K dated November 2, 1993.*

    10.1      --     Loan Agreement, dated March 1, 1988, between HEICO
                     Corporation and Broward County, Florida is incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended October 31, 1994*

    10.2      --     SunBank Reimbursement Agreement, dated February
                     28, 1994, between HEICO Aerospace Corporation and
                     SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 1994.*

    10.3      --     Amendment, dated March 1, 1995, to the SunBank
                     Reimbursement Agreement dated February 28, 1994 between HEICO Aerospace Corporation and
                     SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K from the year ended October 31, 1995.*

   10.4       --     Amendment and Extension, dated February 28, 1999
                     to the SunBank Reimbursement Agreement dated
                     February 28, 1994, between SunTrust Bank, South
                     Florida, N.A. and HEICO Aerospace Corporation is incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended October 31, 1999.*

   10.5       --     Amendment, dated July 20, 2000, to the SunBank
                     Reimbursement Agreement dated February 28, 1994, between HEICO Aerospace Corporation and SunTrust
                     Bank is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 2000.*

   10.6       --     HEICO Savings and Investment Plan, as amended and
                     restated effective January 1, 2002.**

   10.7       --     Non-Qualified Stock Option Agreement for Directors,
                     Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended
                     October 31, 1985.*

  Exhibit            Description
  -------            -----------

   10.8       --    HEICO Corporation Combined Stock Option Plan,
                    dated March 15, 1988, is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 1989.*

   10.9       --    HEICO Corporation 1993 Stock Option Plan, as
                    amended, is incorporated by reference to Exhibit
                    4.7 to the Company's Registration Statement on
                    Form S-8 (Registration No. 333-81789) filed on
                    June 29, 1999.*

   10.10      --     HEICO Corporation 2002 Stock Option Plan, effective
                     March 19, 2002.**

   10.11      --     HEICO Corporation Directors' Retirement Plan, as
                     amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

   10.12      --     Key Employee Termination Agreement, dated as of
                     April 5, 1988, between HEICO Corporation and
                     Thomas S. Irwin is incorporated by reference to
                     Exhibit 10.20 to the Form 10-K for the year ended
                     October 31, 1992.*

  10.13       --     Stock Purchase Agreement, dated October 30, 1997,
                     by and among HEICO Corporation, HEICO Aerospace
                     Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.31 to Form
                     10-K/A for the year ended October 31, 1997.*

  10.14       --     Shareholders Agreement, dated October 30, 1997, by
                     and between HEICO Aerospace Holdings Corp., HEICO
                     Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa
                     Technik AG is incorporated by reference to Exhibit
                     10.32 to Form 10-K/A for the year ended October
                     31, 1997.*

  10.15       --     Credit Agreement among HEICO Corporation and
                     SunTrust Bank, South Florida, N.A., as Agent, dated as of July 30, 1998, is incorporated by reference to Exhibit 10.2 to Form 8-K dated August
                     4, 1998.*

  10.16       --     First Amendment, dated July 30, 1998 to Credit
                     Agreement among HEICO Corporation and SunTrust
                     Bank, South Florida, N.A., as agent, dated as of July 31, 1998 is incorporated by reference to
                     Exhibit 10.31 to the Form 10-K for the year ended
                     October 31, 1999.*

  10.17       --     Second Amendment, dated May 12, 1999, to Credit
                     Agreement among HEICO Corporation and SunTrust
                     Bank, South Florida, N.A., as agent, dated as of July 31, 1998 is incorporated by reference to
                     Exhibit 10.32 to the Form 10-K for the year ended
                     October 31, 1999.*

  10.18       --     Third Amendment, dated as of June 23, 2000, to
                     Credit Agreement among HEICO Corporation and
                     SunTrust Bank (formerly known as SunTrust Bank,
                     South Florida, N.A.) as Agent dated as of July 31,
                     1998, is incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July
                     31, 2000.*

  21          --     Subsidiaries of the Company.**

  23          --     Consent of Deloitte & Touche LLP.**

  Exhibit            Description
  -------            -----------

  99.1        --     Certification Pursuant to 18 U.S.C Section 1350,
                     or Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

  99.2        --     Certification Pursuant to 18 U.S.C Section 1350, or
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                     of 2002.**
__________

*  Previously filed.
** Filed herewith.

    (b) Reports on Form 8-K

    There were no reports filed on Form 8-K by the Company during the fourth quarter of fiscal 2002.

    (c) Exhibits

    See Item 14(a)(3).

    (d) Separate Financial Statements Required

    Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HEICO CORPORATION


Date: January 22, 2003                         By:    /s/  THOMAS S. IRWIN
                                                  ------------------------------
                                                         Thomas S. Irwin
                                                       Executive Vice President
                                                     and Chief Financial Officer
                                                      (Principal Financial and
                                                         Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               /s/ LAURANS A. MENDELSON            Chairman, President, Chief
                                                   Executive Officer and
  ----------------------------------------------   Director (Principal
                 Laurans A. Mendelson              Executive Officer)


              /s/ SAMUEL L. HIGGINBOTTOM           Director
  ----------------------------------------------
                Samuel L. Higginbottom


                /s/ WOLFGANG MAYRHUBER             Director
  ----------------------------------------------
                  Wolfgang Mayrhuber


                /s/ ERIC A. MENDELSON              Director
  ----------------------------------------------
                  Eric A. Mendelson


               /s/ VICTOR H. MENDELSON             Director
  -----------------------------------------------
                 Victor H. Mendelson


               /s/ ALBERT MORRISON, JR             Director
  -----------------------------------------------
                 Albert Morrison, Jr.


                 /s/ ALAN SCHRIESHEIM               Director
  -----------------------------------------------
                   Alan Schriesheim

                                  CERTIFICATION

I, Laurans A. Mendelson, Chief Executive Officer of HEICO Corporation, certify that:

(1)  I have reviewed this annual report on Form 10-K of HEICO Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 22, 2003                         /S/ LAURANS A. MENDELSON
                                                --------------------------------
                                                Laurans A. Mendelson
                                                Chief Executive Officer

                                  CERTIFICATION

I, Thomas S. Irwin, Chief Financial Officer of HEICO Corporation, certify that:

     (1)  I have reviewed this annual report on Form 10-K of HEICO Corporation;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     (6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 22, 2003                             /S/ THOMAS S. IRWIN
                                                    --------------------------
                                                    Thomas S. Irwin
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit #         Description

10.6 HEICO Savings and Investment Plan, as amended and restated effective January 1, 2002.

10.10             HEICO Corporation 2002 Stock Option Plan, effective March
                  19, 2002.

21                Subsidiaries of the Company.

23                Consent of Deloitte & Touche LLP.

99.1 Certification Pursuant to 18 U.S.C Section 1350, or Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C Section 1350, or Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.