Form 10-Q
period 2003-01-31
HEICO CORP
filed 2003-03-05
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended January 31, 2003 or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to _______

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

                                  Yes  X     No ___
                                     -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes ___   No  X
                                              -----

         The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2003:

            Common Stock, $.01 par value                       9,431,375 shares
            Class A Common Stock, $.01 par value              11,587,444 shares

                                HEICO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                                                       Page No.
                                                                       --------

Part I.  Financial Information:

     Item 1.  Condensed Consolidated Balance Sheets (unaudited)
                 as of January 31, 2003 and October 31, 2002               2

              Condensed Consolidated Statements of Operations
                 (unaudited)for the three months ended
                 January 31, 2003 and 2002                                 3

              Condensed Consolidated Statements of Cash Flows
                 (unaudited)for the three months ended
                 January 31, 2003 and 2002                                 4

              Notes to Condensed Consolidated Financial
                 Statements (unaudited)                                    5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      12

     Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risks                                             19

     Item 4.  Controls and Procedures                                     20

Part II. Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                            21

Signature                                                                 22

Certifications                                                            23

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                            January 31, 2003           October 31, 2002
                                                                            ------------------         -----------------
                                                        ASSETS
Current assets:
     Cash and cash equivalents                                                     $4,614,000                $4,539,000
     Accounts receivable, net                                                      23,017,000                28,407,000
     Inventories                                                                   54,630,000                54,514,000
     Prepaid expenses and other current assets                                      8,090,000                 7,811,000
     Deferred income taxes                                                          2,876,000                 3,295,000
                                                                            ------------------         -----------------
        Total current assets                                                       93,227,000                98,566,000

Property, plant and equipment, net                                                 40,226,000                40,059,000
Goodwill and other intangible assets, net                                         189,494,000               189,482,000
Other assets                                                                        7,924,000                 8,225,000
                                                                            ------------------         -----------------
        Total assets                                                             $330,871,000              $336,332,000
                                                                            ==================         =================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                         $12,253,000                $6,756,000
     Trade accounts payable                                                         7,413,000                 7,640,000
     Accrued expenses and other current liabilities                                10,623,000                14,935,000
                                                                            ------------------         -----------------
        Total current liabilities                                                  30,289,000                29,331,000

Long-term debt, net of current maturities                                          38,730,000                49,230,000
Deferred income taxes                                                               7,043,000                 6,240,000
Other non-current liabilities                                                       5,931,000                 6,154,000
                                                                            ------------------         -----------------
        Total liabilities                                                          81,993,000                90,955,000
                                                                            ------------------         -----------------
Minority interests in consolidated subsidiaries                                    38,991,000                38,313,000
                                                                            ------------------         -----------------

Commitments and contingencies (Notes 14 and 15)
Shareholders' equity:
     Preferred Stock, par value $.01 per share; Authorized - 10,000,000 shares issuable in series; 200,000 shares designated as Series A
        Junior Participating Preferred Stock, none issued                                  --                        --
     Common Stock, $.01 par value; Authorized - 30,000,000 shares;
        Issued and Outstanding - 9,431,375 and 9,380,174 shares,
        respectively                                                                   94,000                    94,000
     Class A Common Stock, $.01 par value; Authorized - 30,000,000 shares; Issued and Outstanding - 11,587,444 and 11,570,195
        shares, respectively                                                          116,000                   116,000
     Capital in excess of par value                                               154,362,000               153,847,000
     Retained earnings                                                             60,315,000                58,007,000
                                                                            ------------------         -----------------
                                                                                  214,887,000               212,064,000

     Less:  Note receivable secured by Class A Common Stock                        (5,000,000)               (5,000,000)
                                                                            ------------------         -----------------
        Total shareholders' equity                                                209,887,000               207,064,000
                                                                            ------------------         -----------------
        Total liabilities and shareholders' equity                               $330,871,000              $336,332,000
                                                                            ==================         =================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                  Three months ended January 31,
                                                                            --------------------------------------------
                                                                                  2003                       2002
                                                                            ------------------         -----------------

Net sales                                                                         $41,788,000               $41,012,000
                                                                            ------------------         -----------------

Operating costs and expenses:
      Cost of sales                                                                28,012,000                26,162,000
      Selling, general and administrative expenses                                  8,247,000                 9,088,000
                                                                            ------------------         -----------------

Total operating costs and expenses                                                 36,259,000                35,250,000
                                                                            ------------------         -----------------

Operating income                                                                    5,529,000                 5,762,000

Interest expense                                                                     (345,000)                 (788,000)
Interest and other income                                                              81,000                    63,000
                                                                            ------------------         -----------------

Income before income taxes and minority interests                                   5,265,000                 5,037,000

Income tax expense                                                                  1,857,000                 1,770,000
                                                                            ------------------         -----------------

Income before minority interests                                                    3,408,000                 3,267,000

Minority interests in consolidated subsidiaries                                       574,000                   439,000
                                                                            ------------------         -----------------

Net income                                                                         $2,834,000                $2,828,000
                                                                            ==================         =================

Net income per share:
      Basic                                                                              $.14                      $.14
                                                                            ==================         =================

      Diluted                                                                            $.13                      $.13
                                                                            ==================         =================

Weighted average number of common shares outstanding:
      Basic                                                                        20,987,543                20,840,629
                                                                            ==================         =================

      Diluted                                                                      22,245,851                22,537,779
                                                                            ==================         =================

Cash dividends per share                                                                $.025                     $.025
                                                                            ==================         =================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                    Three months ended January 31,
                                                                            --------------------------------------------
                                                                                    2003                       2002
                                                                            ------------------         -----------------
Operating Activities:
     Net income                                                                    $2,834,000                $2,828,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization                                          1,198,000                 1,064,000
             Deferred income tax provision (benefit)                                1,222,000                  (503,000)
             Minority interests in consolidated subsidiaries                          574,000                   439,000
             Tax benefit on stock option exercises                                    344,000                 2,669,000
             Change in assets and liabilities, net of acquisitions:
                Decrease in accounts receivable                                     5,426,000                 3,249,000
                Increase in inventories                                              (116,000)               (3,272,000)
                Increase in prepaid expenses and other current assets                (279,000)                 (982,000)
                Decrease in trade accounts payables, accrued
                   expenses and other current liabilities                          (4,576,000)                 (991,000)
                Decrease in income taxes payable                                            -                  (564,000)
                Other                                                                  41,000                    21,000
                                                                            ------------------         -----------------
     Net cash provided by operating activities                                      6,668,000                 3,958,000
                                                                            ------------------         -----------------

Investing Activities:
     Capital expenditures                                                          (1,310,000)               (1,306,000)
     Acquisitions and related costs, net of cash acquired                                   -                (4,416,000)
     Other                                                                            (28,000)                   57,000
                                                                            ------------------         -----------------
     Net cash used in investing activities                                         (1,338,000)               (5,665,000)
                                                                            ------------------         -----------------

Financing Activities:
     Principal payments on long-term debt                                          (5,003,000)               (1,007,000)
     Proceeds from revolving credit facility                                                -                 4,000,000
     Proceeds from the exercise of stock options                                      169,000                    38,000
     Cash dividends paid                                                             (525,000)                 (522,000)
     Other                                                                            104,000                         -
                                                                            ------------------         -----------------
     Net cash (used in) provided by financing activities                           (5,255,000)                2,509,000
                                                                            ------------------         -----------------

Net increase in cash and cash equivalents                                              75,000                   802,000
Cash and cash equivalents at beginning of year                                      4,539,000                 4,333,000
                                                                            ------------------         -----------------
Cash and cash equivalents at end of period                                         $4,614,000                $5,135,000
                                                                            ==================         =================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 2002. The October 31, 2002 condensed consolidated balance sheet was derived from audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

2. Accounts receivable are composed of the following:

                                                                          January 31, 2003              October 31, 2002
                                                                        -------------------           -------------------
       Accounts receivable                                                     $24,455,000                   $30,029,000
       Less: Allowance for doubtful accounts                                    (1,438,000)                   (1,622,000)
                                                                        -------------------           -------------------
              Accounts receivable, net                                         $23,017,000                   $28,407,000
                                                                        ===================           ===================

3. Costs and estimated earnings on uncompleted percentage-of-completion contracts are as follows:

                                                                          January 31, 2003              October 31, 2002
                                                                        -------------------           -------------------
       Costs incurred on uncompleted contracts                                  $5,688,000                    $4,453,000
       Estimated earnings                                                        5,123,000                     4,252,000
                                                                        -------------------           -------------------
                                                                                10,811,000                     8,705,000
       Less:  Billings to date                                                 (10,634,000)                   (8,551,000)
                                                                        -------------------           -------------------
                                                                                  $177,000                      $154,000
                                                                        ===================           ===================
       Included in accompanying balance
          sheets under the following captions:
          Accounts receivable, net (costs and estimated
             earnings in excess of billings)                                    $1,406,000                    $1,737,000
          Accrued expenses and other current liabilities
            (billings in excess of costs and estimated earnings)                (1,229,000)                   (1,583,000)
                                                                        -------------------           -------------------
                                                                                  $177,000                      $154,000
                                                                        ===================           ===================

Changes in estimates on long-term contracts accounted for under the percentage-of-completion method did not have a significant impact on net income and diluted net income per share in the three months ended January 31, 2003 and 2002.

4. Inventories are composed of the following:

                                                                   January 31, 2003             October 31, 2002
                                                                 -------------------          -------------------
       Finished products                                                $32,210,000                  $32,501,000
       Work in process                                                    9,172,000                    8,603,000
       Materials, parts, assemblies and supplies                         13,248,000                   13,410,000
                                                                 -------------------          -------------------
              Total inventories                                         $54,630,000                  $54,514,000
                                                                 ===================          ===================

Inventories related to long-term contracts were not significant as of January 31, 2003 and October 31, 2002.

5. Property, plant and equipment are composed of the following:

                                                                   January 31, 2003             October 31, 2002
                                                                 -------------------          -------------------
       Land                                                              $2,627,000                   $2,627,000
       Building and improvements                                         20,858,000                   20,846,000
       Machinery and equipment                                           42,004,000                   41,739,000
       Construction in progress                                           2,723,000                    1,702,000
                                                                 -------------------          -------------------
                                                                         68,212,000                   66,914,000
       Less:  Accumulated depreciation                                  (27,986,000)                 (26,855,000)
                                                                 -------------------          -------------------
               Property, plant and equipment, net                       $40,226,000                  $40,059,000
                                                                 ===================          ===================

6. Goodwill and other intangible assets are composed of the following:

                                                                   January 31, 2003             October 31, 2002
                                                                 -------------------          -------------------
       Goodwill                                                        $205,230,000                 $205,213,000
       Other intangible assets                                            2,996,000                    4,062,000
                                                                 -------------------          -------------------
                                                                        208,226,000                  209,275,000
       Less:  Accumulated amortization                                  (18,732,000)                 (19,793,000)
                                                                 -------------------          -------------------
       Goodwill and other intangibles, net                             $189,494,000                 $189,482,000
                                                                 ===================          ===================

The changes in the carrying amount of goodwill during the three months ended January 31, 2003 by segment are as follows:

                                                                                                  Consolidated
                                                    FSG                      ETG                     Total
                                              -----------------         ---------------         -----------------
       Balances as of October 31, 2002            $118,706,000             $68,971,000              $187,677,000
       Goodwill acquired during the period                  --                      --                        --
       Adjustments to Goodwill                          17,000                      --                    17,000
                                              -----------------         ---------------         -----------------
       Balances as of January 31, 2003            $118,723,000             $68,971,000              $187,694,000
                                              =================         ===============         =================

Other intangible assets subject to amortization consist primarily of licenses, loan costs, patents, and non-compete covenants. The gross carrying amount and accumulated amortization of other intangible assets was $3.0 million and $1.2 million, respectively, as of January 31, 2003. Amortization expense of other intangible assets for the three months ended January 31, 2003 was $67,000. Amortization expense of other intangible assets for the fiscal year ending October 31, 2003 is expected to be $324,000. Amortization expense for each of the next five fiscal years is expected to be $311,000 in fiscal 2004, $256,000 in fiscal 2005, $117,000 in fiscal 2006, $116,000 in fiscal 2007 and $115,000 in fiscal 2008.

7. Long-term debt consists of:

                                                                   January 31, 2003             October 31, 2002
                                                                 -------------------          -------------------
        Borrowings under revolving credit facility                      $49,000,000                  $54,000,000
        Industrial Development Revenue Refunding
           Bonds - Series 1988                                            1,980,000                    1,980,000
        Equipment loans                                                       3,000                        6,000
                                                                 -------------------          -------------------
                                                                         50,983,000                   55,986,000
        Less: Current maturities of long-term debt                      (12,253,000)                  (6,756,000)
                                                                 -------------------          -------------------
                                                                        $38,730,000                  $49,230,000
                                                                 ===================          ===================

Current maturities of long-term debt includes $12,250,000 and $6,750,000 of the outstanding borrowings under the revolving credit facility assuming borrowings outstanding as of January 31, 2003 and October 31, 2002, respectively, are converted to term loans pursuant to the Company's option to convert such borrowings as set forth below.

8. Pursuant to the Company's $120 million revolving credit facility (Credit Facility), funds may be used for working capital and general corporate needs of the Company and to finance acquisitions on a revolving basis through July 2003. The Company has the option to convert outstanding advances to term loans amortizing over a period through July 2005. The Company plans to renew or replace this Credit Facility prior to its July 2003 expiration date. As of January 31, 2003 and October 31, 2002, the Company had a total of $49 million and $54 million, respectively, borrowed under the Credit Facility at weighted average interest rates of 2.3% and 2.9%, respectively.

The interest rates on the Series 1988 industrial development revenue bonds were 1.2% and 1.9% as of January 31, 2003 and October 31, 2002, respectively.

9. For the three months ended January 31, 2003 and 2002, cost of sales amounts included approximately $2.2 million and $2.5 million, respectively, of new product research and development expenses. The expenses for the first three months of fiscal 2003 and fiscal 2002 are net of reimbursements pursuant to research and development cooperation and joint venture agreements. The reimbursements pursuant to such agreements in the three months ended January 31, 2003 and January 31, 2002 were not significant.

10. The following table sets forth the computation of basic and diluted net income per share:

                                                                              Three months ended January 31,
                                                                          ---------------------------------------
                                                                                 2003                    2002
                                                                          ----------------        ---------------
        Numerator:
             Net income                                                        $2,834,000             $2,828,000
                                                                          ================        ===============

        Denominator:
             Weighted average common shares outstanding - basic                20,987,543             20,840,629
             Effect of dilutive stock options                                   1,258,308              1,697,150
                                                                          ----------------        ---------------
             Weighted average common shares outstanding - diluted              22,245,851             22,537,779
                                                                          ================        ===============

        Net income per share - basic                                                 $.14                   $.14

        Net income per share - diluted                                               $.13                   $.13

        Anti-dilutive stock options excluded                                    2,074,911              1,204,049

11. Information on operating segments for the three months ended January 31, 2003 and 2002, respectively, for the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, is as follows:


                                                                                          Other,
                                                          Segments (1)                   Primarily
                                                ----------------------------------     Corporate and      Consolidated
                                                     FSG                ETG            Intersegment           Totals
                                                --------------    ----------------    ----------------    ---------------
For the three months ended January 31, 2003:
-----------------------------------------------
Net sales                                         $31,886,000         $10,000,000            ($98,000)       $41,788,000
Depreciation and amortization                         819,000             308,000              71,000          1,198,000
Operating income                                    5,377,000             768,000            (616,000)         5,529,000
Capital expenditures                                  140,000           1,170,000                   -          1,310,000

For the three months ended January 31, 2002:
-----------------------------------------------
Net sales                                         $29,054,000         $12,134,000           ($176,000)       $41,012,000
Depreciation and amortization                         691,000             292,000              81,000          1,064,000
Operating income                                    4,266,000           2,660,000          (1,164,000)         5,762,000
Capital expenditures                                1,133,000             171,000               2,000          1,306,000

(1) During the fiscal year ended October 31, 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period results have been retroactively restated to reflect the revised segment classification.

12. The Company adopted FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," effective as of its first quarter of fiscal 2003. FIN 45 requires, among other things as further detailed in Note 16, disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. Such disclosures for the Company are set forth below.

As of January 31, 2003, the Company has furnished several letters of credit that are supported by its Credit Facility. Specifically, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring February 2004 and a mortgage on the related properties pledged as collateral. The Company has also arranged for standby letters of credit aggregating to $1.2 million to meet the security requirement of its insurance company for potential workers compensation claims. Lastly, one of the Company's subsidiaries has guaranteed its performance related to a customer contract through a $0.5 million letter of credit expiring July 2003.

The Company's accounting policy for product warranties is to accrue an estimated liability at the time of shipment. The amount recognized is based on historical claim cost experience. Changes in the product warranty liability for the three months ended January 31, 2003 are as follows:

       Balance as of October 31, 2002                             $685,000
       Accruals for warranties issued during the period             66,000
       Warranty claims settled during the period                   (60,000)
                                                           ----------------
       Balance as of January 31, 2003                             $691,000
                                                           ================

13. The Company's comprehensive income consists of:

                                                                            Three months ended January 31,
                                                                 ------------------------------------------------
                                                                            2003                         2002
                                                                 -------------------           ------------------
        Net income                                                       $2,834,000                   $2,828,000
             Interest rate swap gain adjustment                                  --                      147,000
             Tax expense                                                         --                      (52,000)
                                                                 -------------------           ------------------
        Comprehensive income                                             $2,834,000                   $2,923,000
                                                                 ===================           ==================

14. The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a significant effect on the Company's condensed consolidated financial statements.

15. As partial consideration in the acquisition of Inertial Airline Services, Inc. (IAS) in August 2001, the Company issued $5 million in HEICO Class A Common Stock (289,964 shares) and guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2002, which both parties agreed to extend to August 31, 2003. Based on the closing market price of HEICO Class A Common Stock on January 31, 2003, the Company would have had to pay the seller an additional amount of approximately $2.5 million in cash, which would have been recorded as a reduction of shareholders' equity. Concurrent with the purchase, the Company loaned the seller $5 million, which is due August 31, 2003 and is secured by the 289,964 shares of HEICO Class A Common Stock. The loan is reflected as a reduction in the equity section of the Company's consolidated balance sheet as a note receivable secured by Class A Common Stock.

16. On November 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board
(APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. That requirement eliminates the requirement of APB Opinion No. 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations or financial position.

On November 1, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," requirement that gains and losses from extinguishment of debt be classified as an extraordinary item, and requires that such gains and losses be evaluated for extraordinary classification under the criteria of APB Opinion No. 30. This statement also amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects that are similar to sales-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. SFAS No. 145 also makes various other technical corrections to existing pronouncements. The adoption of SFAS No. 145 did not have a material effect on the Company's results of operations or financial position.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 provides guidance to determine how arrangement consideration should be measured, whether an arrangement should be divided into separate units of accounting, and how arrangement consideration should be allocated among separate units of accounting. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is evaluating the requirements of EITF 00-21, but does not currently believe adoption will have a significant impact on its results of operations or financial position.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position. (See Note 12 above).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to begin making these disclosures effective with its quarterly report on Form 10-Q for the second quarter of fiscal 2003.

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity at fair value when the liability is incurred. Previously, a liability for an exit cost was recognized when the entity committed to an exit plan under EITF Issue No. 94-3. The adoption of SFAS No. 146 did not have a significant effect on the Company's results of operations or financial position, but may affect the timing and amounts of the recognition of future restructuring costs.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect FIN 46 to have a significant effect on its results of operations or financial position.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herein. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates if different assumptions were used or different events ultimately transpire.

The Company's critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies" in the Company's 2002 annual report on Form 10-K.

The Company has two operating segments: the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp., and its subsidiaries.

Results of Operations

The following table sets forth the results of operations, net sales and operating income by operating segment and the percentage of net sales represented by the respective items.

                                                                         Three months ended January 31,
                                                                 -----------------------------------------------
                                                                           2003                        2002
                                                                 -------------------          ------------------
        Net sales                                                       $41,788,000                 $41,012,000
                                                                 -------------------          ------------------
        Cost of sales                                                    28,012,000                  26,162,000
        Selling, general and administrative expenses                      8,247,000                   9,088,000
                                                                 -------------------          ------------------
        Total operating costs and expenses                               36,259,000                  35,250,000
                                                                 -------------------          ------------------
        Operating income                                                 $5,529,000                  $5,762,000
                                                                 ===================          ==================

                                                                           Three months ended January 31,
                                                                 -----------------------------------------------
                                                                          2003                        2002
                                                                 -------------------          ------------------
        Net sales by segment: (1)
             FSG                                                        $31,886,000                 $29,054,000
             ETG                                                         10,000,000                  12,134,000
             Intersegment sales                                             (98,000)                   (176,000)
                                                                 -------------------          ------------------
                                                                        $41,788,000                 $41,012,000
                                                                 ===================          ==================
        Operating income by segment: (1)
             FSG                                                         $5,377,000                  $4,266,000
             ETG                                                            768,000                   2,660,000
             Other, primarily corporate                                    (616,000)                 (1,164,000)
                                                                 -------------------          ------------------
                                                                         $5,529,000                  $5,762,000
                                                                 ===================          ==================

        Net sales                                                            100.0%                      100.0%
        Gross profit                                                          33.0%                       36.2%
        Selling, general and administrative expense                           19.7%                       22.2%
        Operating income                                                      13.2%                       14.0%
        Interest expense                                                       0.8%                        1.9%
        Interest and other income                                              0.2%                        0.2%
        Income tax expense                                                     4.4%                        4.3%
        Minority interests                                                     1.4%                        1.1%
        Net income                                                             6.8%                        6.9%

(1) During the fiscal year ended October 31, 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period results have been retroactively restated to reflect the revised segment classification.

Comparison of First Quarter of Fiscal 2003 to First Quarter of Fiscal 2002

Net Sales

Net sales for the first quarter of fiscal 2003 totaled $41.8 million, up 2% when compared to net sales of $41.0 million for the first quarter of fiscal 2002. The increase in net sales reflects an increase of $2.8 million (a 10% increase) to $31.9 million in sales from the FSG, partially offset by a decrease of $2.1 million (an 18% decrease) to $10.0 million in sales from the ETG. The FSG sales increase primarily reflects higher commercial aftermarket parts and services sales, principally attributable to sales of new products and some strengthening in demand within the commercial airline industry. The decrease in sales within the ETG primarily resulted from shipments that were deferred due to production delays in certain products as well as some delays pursuant to customer requirements. The Company expects to make these ETG shipments during the balance of fiscal 2003.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 33.0% for the first quarter of fiscal 2003 as compared to 36.2% for the first quarter of fiscal 2002, reflecting lower margins within the ETG, partially offset by higher margins within the FSG. The ETG's gross profit margin decrease was primarily caused by the deferred shipments mentioned above and lower sales of higher margin products. The FSG's gross profit margin increase was principally due to higher sales volumes and, to a lesser extent, lower new product research and development expenses. Cost of sales amounts for the first quarter of fiscal 2003 and fiscal 2002 include approximately $2.2 million and $2.5 million, respectively, of new product research and development expenses net of reimbursements pursuant to cooperation and joint venture agreements. The decline in new product research and development expenses within the FSG is in line with a $1.0 million decrease in the fiscal 2003 budget relative to actual fiscal 2002 expenses.

Selling, general and administrative (SG&A) expenses were $8.2 million and $9.1 million for the first quarter of fiscal 2003 and the first quarter of fiscal 2002, respectively. The decrease in SG&A expenses is mainly due to lower corporate expenses and lower commission related expenses within the ETG due to the lower sales discussed above. Corporate expenses in the first quarter of fiscal 2003 include the reversal of approximately $400,000 of professional fees that were accrued in the fourth quarter of fiscal 2002 pursuant to a contractual arrangement, which was renegotiated in the first quarter of fiscal 2003. As a percentage of net sales, SG&A expenses decreased to 19.7% for the first quarter of fiscal 2003 compared to 22.2% for the first quarter of fiscal 2002. The decrease is due to the reduction in corporate expenses and higher sales volumes within the FSG, partially offset by the deferred sales within the ETG.

Operating Income

Operating income totaled $5.5 million in the first quarter of fiscal 2003 versus $5.8 million for the first quarter of fiscal 2002. The decrease in operating income reflects an increase from $4.3 million to $5.4 million in the Company's FSG and a $0.5 million reduction in corporate expenses, offset by a decrease from $2.7 million to $0.8 million in the Company's ETG. As a percentage of net sales, operating income decreased from 14.0% in the first quarter of fiscal 2002 to 13.2% in the first quarter of fiscal 2003. The decline in operating income as a percentage of net sales reflects a decrease in the ETG's operating income as a percentage of net sales from 21.9% in the first quarter of fiscal 2002 to 7.7% in the first quarter of fiscal 2003, partially offset by an increase in the FSG's operating income as a percentage of net sales from 14.7% in the first quarter of fiscal 2002 to 16.9% in the first quarter of fiscal 2003. The decrease in the ETG's operating income and operating income as a percentage of net sales reflects the lower sales and gross profit margins discussed previously. The increase in the FSG's operating income and operating income as a percentage of net sales reflects the higher sales and lower new product development expenses discussed previously.

Interest Expense

Interest expense decreased $443,000 from $788,000 in the first quarter of fiscal 2002 to $345,000 in the first quarter of fiscal 2003. The decrease was principally due to lower interest rates and a lower weighted average balance outstanding under the Company's Credit Facility in fiscal 2003.

Interest and Other Income

Interest and other income in the first quarter of fiscal 2003 approximated amounts in the first quarter of fiscal 2002.

Minority Interests

Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. The increase from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 was primarily due to higher earnings of the FSG.

Net Income

The Company's net income was $2.8 million, or $.13 per diluted share, in the first quarter of fiscal 2003 and in the first quarter of fiscal 2002.

Outlook

The Company reported improved results in the FSG, which, like most companies supplying the airline industry, has been impacted by the events of September 11, 2001 coupled with a weak economy. The Company believes that its ongoing new product development efforts and related revenue increases combined with its strategic relationships with some of the world's major airlines contributed to the strengthening seen within the FSG during the first quarter of fiscal 2003. With HEICO's recently announced strategic relationship with Delta Air Lines, the Company now has four unique partner positions with major international airlines. The Company continues to have discussions with other major airlines as well.

Sales and earnings within the ETG during the first quarter of fiscal 2003 fell short of the Company's expectations. The Company believes it has resolved the cause of the production delays and expects that its shipments will meet revised customer requirements. The Company expects to make these delayed shipments over the balance of fiscal 2003.

The Company continues to adhere to its long-term strategy of developing and marketing new products and services, which provides its existing customers with substantial cost savings and allows it to expand to new markets. During the remainder of fiscal 2003, the Company expects continued improvements in its operating results.

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

Operating Activities

The Company's cash flow from operations was $6.7 million for the first three months of fiscal

2003, consisting primarily of net income of $2.8 million, depreciation and amortization of $1.2 million, a deferred income tax provision of $1.2 million, minority interests in consolidated subsidiaries of $0.6 million, a decrease in net operating assets of $0.5 million, and a tax benefit related to stock option exercises of $0.3 million.

Investing Activities

Cash used in investing activities during the first three months of fiscal 2003 related primarily to capital expenditures totaling $1.3 million for building improvements and equipment purchases.

Financing Activities

Cash used in financing activities during the first three months of fiscal 2003 primarily related to principal repayments totaling $5.0 million on the Company's Credit Facility.

New Accounting Pronouncements

On November 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. That requirement eliminates the requirement of APB Opinion No. 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations or financial position.

On November 1, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," requirement that gains and losses from extinguishment of debt be classified as an extraordinary item, and requires that such gains and losses be evaluated for extraordinary classification under the criteria of APB Opinion No. 30. This statement also amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects that are similar to sales-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. SFAS No. 145 also makes various other technical corrections to existing pronouncements. The adoption of SFAS No. 145 did not have a material effect on the

Company's results of operations or financial position.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 provides guidance to determine how arrangement consideration should be measured, whether an arrangement should be divided into separate units of accounting, and how arrangement consideration should be allocated among separate units of accounting. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is evaluating the requirements of EITF 00-21, but does not currently believe adoption will have a significant impact on its results of operations or financial position.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position. (See Note 12 of the Notes to Condensed Consolidated Financial Statements.)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to begin making these disclosures effective with its quarterly report on Form 10-Q for the second quarter of fiscal 2003.

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity at fair value when the liability is incurred. Previously, a liability for an exit cost was recognized when the entity committed to an exit plan under EITF Issue No. 94-3. The adoption of SFAS No. 146 did not have a significant effect on the Company's results of operations or financial position, but may affect the timing and amounts of the recognition of future restructuring costs.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect FIN 46 to have a significant effect on its results of operations or financial position.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters may differ materially from that discussed as a result of factors, including, but not limited to, the demand for commercial air travel, the Company's ability to introduce new products and continue to control costs and maintain quality, risks inherent in changes in market interest rates, the possibility of military action against Iraq, events such as the terrorist attacks of September 11, 2001 and the resulting impact on commercial airlines and the economy in general, credit risk related to receivables from customers, product specification costs and requirements, governmental and regulatory demands, competition on military programs, U.S. governmental export policies and restrictions, military program funding by U.S. and non-U.S. government agencies, product pricing levels, the Company's ability to make acquisitions and achieve operating synergies from acquired businesses, anticipated trends in our businesses, including trends in the markets for aircraft engine and aircraft component replacement parts, aircraft engine overhaul and electronics equipment and airline fleet changes, and economic conditions within and outside of the aerospace, defense and electronics industries. For an enterprise such as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended October 31, 2002.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of January 31, 2003, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $117,000 on an annual basis.

                         Item 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Based upon an evaluation performed within 90 days of the date of this quarterly report on Form 10-Q, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective (as defined in Exchange Act Rules 13a-14 and 15d-14).

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) There were no reports on Form 8-K filed during the three months ended January 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEICO CORPORATION
                                       ------------------
                                           (Registrant)


Date:  March 5, 2003                   By:  /s/ Thomas S. Irwin
                                       ------------------------
                                       Thomas S. Irwin
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

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

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     (6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 5, 2003                              /S/ LAURANS A. MENDELSON
                                                  ------------------------
                                                  Laurans A. Mendelson
                                                  Chief Executive Officer

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

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  March 5, 2003                           /S/ THOMAS S. IRWIN
                                               -------------------
                                               Thomas S. Irwin
                                               Chief Financial Officer