Form 10-Q
period 2003-04-30
HEICO CORP
filed 2003-06-05
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended April 30, 2003 or

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

                        Yes ___                 No X

     The number of shares outstanding of each of the Registrant's classes of common stock as of May 31, 2003:

          Common Stock, $.01 par value                 9,477,583 shares
          Class A Common Stock, $.01 par value        11,604,969 shares

                                HEICO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                                                                            Page No.
                                                                                            --------
Part I.  Financial Information:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                 as of April 30, 2003 and October 31, 2002                                      2

               Condensed Consolidated Statements of Operations (unaudited)
                 for the six months and three months ended April 30, 2003 and 2002              3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                 for the six months ended April 30, 2003 and 2002                               4

               Notes to Condensed Consolidated Financial Statements (unaudited)                 5

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                           15

     Item 3.   Quantitative and Qualitative Disclosures about Market Risks                     25

     Item 4.   Controls and Procedures                                                         26

Part II. Other Information:

     Item 4.   Submission of Matters to a Vote of Security Holders                             27

     Item 6.   Exhibits and Reports on Form 8-K                                                27

Signature                                                                                      28

Certifications                                                                                 29

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                           April 30, 2003    October 31, 2002
                                                                           --------------    ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                               $    7,662,000    $      4,539,000
   Accounts receivable, net                                                    25,162,000          28,407,000
   Inventories                                                                 54,342,000          54,514,000
   Prepaid expenses and other current assets                                    7,011,000           7,811,000
   Deferred income taxes                                                        3,218,000           3,295,000
                                                                           --------------    ----------------
     Total current assets                                                      97,395,000          98,566,000

Property, plant and equipment, net                                             40,106,000          40,059,000
Goodwill and other intangible assets, net                                     189,011,000         188,963,000
Other assets                                                                    8,195,000           8,744,000
                                                                           --------------    ----------------
     Total assets                                                          $  334,707,000    $    336,332,000
                                                                           ==============    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                    $        2,000    $      6,756,000
   Trade accounts payable                                                       6,908,000           7,640,000
   Accrued expenses and other current liabilities                              12,898,000          14,935,000
   Income taxes payable                                                           988,000                  --
                                                                           --------------    ----------------
     Total current liabilities                                                 20,796,000          29,331,000

Long-term debt, net of current maturities                                      47,980,000          49,230,000
Deferred income taxes                                                           8,085,000           6,240,000
Other non-current liabilities                                                   5,953,000           6,154,000
                                                                           --------------    ----------------
     Total liabilities                                                         82,814,000          90,955,000
                                                                           --------------    ----------------
Minority interests in consolidated subsidiaries                                39,444,000          38,313,000
                                                                           --------------    ----------------

Commitments and contingencies (Notes 16 and 17)
Shareholders' equity:

   Preferred Stock, par value $.01 per share; Authorized - 10,000,000 shares issuable in series; 200,000 shares designated as Series A
    Junior Participating Preferred Stock, none issued                                  --                  --
   Common Stock, $.01 par value; Authorized - 30,000,000 shares;
    Issued and Outstanding - 9,463,369 and 9,380,174 shares,
    respectively                                                                   95,000              94,000
   Class A Common Stock, $.01 par value; Authorized - 30,000,000 shares; Issued and Outstanding - 11,593,519 and 11,570,195
    shares, respectively                                                          116,000             116,000
   Capital in excess of par value                                             154,316,000         153,847,000
   Retained earnings                                                           62,922,000          58,007,000
                                                                           --------------    ----------------
                                                                              217,449,000         212,064,000

   Less: Note receivable secured by Class A Common Stock                       (5,000,000)         (5,000,000)
                                                                           --------------    ----------------
     Total shareholders' equity                                               212,449,000         207,064,000
                                                                           --------------    ----------------
     Total liabilities and shareholders' equity                            $  334,707,000    $    336,332,000
                                                                           ==============    ================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                         Six months ended April 30,             Three months ended April 30,
                                                    ------------------------------------    ------------------------------------
                                                         2003                2002                 2003                2002
                                                    ----------------    ----------------    ----------------    ----------------
Net sales                                           $     83,379,000    $     84,013,000    $     41,591,000    $     43,001,000
                                                    ----------------    ----------------    ----------------    ----------------

Operating costs and expenses:
     Cost of sales                                        55,702,000          53,804,000          27,690,000          27,642,000
     Selling, general and administrative expenses         17,217,000          18,444,000           8,970,000           9,356,000
                                                    ----------------    ----------------    ----------------    ----------------

Total operating costs and expenses                        72,919,000          72,248,000          36,660,000          36,998,000
                                                    ----------------    ----------------    ----------------    ----------------

Operating income                                          10,460,000          11,765,000           4,931,000           6,003,000

Interest expense                                            (630,000)         (1,262,000)           (285,000)           (474,000)
Interest and other income                                     89,000              92,000               8,000              29,000
Gain on sale of product line                                      --           1,230,000                  --           1,230,000
                                                    ----------------    ----------------    ----------------    ----------------

Income before income taxes and minority interests          9,919,000          11,825,000           4,654,000           6,788,000

Income tax expense                                         3,498,000           4,200,000           1,641,000           2,430,000
                                                    ----------------    ----------------    ----------------    ----------------

Income before minority interests                           6,421,000           7,625,000           3,013,000           4,358,000

Minority interests in consolidated subsidiaries              979,000             827,000             405,000             388,000
                                                    ----------------    ----------------    ----------------    ----------------

Net income                                          $      5,442,000    $      6,798,000    $      2,608,000    $      3,970,000
                                                    ================    ================    ================    ================

Net income per share:
     Basic                                          $            .26    $            .33    $            .12    $            .19
                                                    ================    ================    ================    ================

     Diluted                                        $            .25    $            .30    $            .12    $            .18
                                                    ================    ================    ================    ================

Weighted average number of common shares
 outstanding:
     Basic                                                21,002,926          20,863,790          21,018,308          20,886,951
                                                    ================    ================    ================    ================

     Diluted                                              22,165,480          22,596,372          22,085,108          22,654,966
                                                    ================    ================    ================    ================

Cash dividends per share                            $           .025    $           .025    $             --    $             --
                                                    ================    ================    ================    ================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                              Six months ended April 30,
                                                                             ----------------------------
                                                                                 2003            2002
                                                                             ------------    ------------
Operating Activities:
    Net income                                                               $  5,442,000    $  6,798,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                           2,429,000       2,181,000
        Gain on sale of product line                                                    -      (1,230,000)
        Deferred income tax provision                                           1,922,000       1,838,000
        Minority interests in consolidated subsidiaries                           979,000         827,000
        Tax benefit on stock option exercises                                     347,000       2,675,000
        Change in assets and liabilities, net of acquisitions:
          Decrease in accounts receivable                                       3,245,000       5,720,000
          Decrease (increase) in inventories                                      172,000      (4,335,000)
          Decrease (increase) in prepaid expenses and other current assets        800,000      (2,355,000)
          Decrease in trade accounts payables, accrued expenses and
           other current liabilities                                           (2,769,000)     (1,338,000)
          Increase (decrease) in income taxes payable                             988,000        (564,000)
          Other                                                                   (55,000)         68,000
                                                                             ------------    ------------
    Net cash provided by operating activities                                  13,500,000      10,285,000
                                                                             ------------    ------------

Investing Activities:
    Capital expenditures                                                       (2,343,000)     (3,347,000)
    Acquisitions and related costs, net of cash acquired                          (83,000)     (4,844,000)
    Payment received from employee savings and investment plan
     note receivable                                                                    -         648,000
    Other                                                                         468,000         (30,000)
                                                                             ------------    ------------
    Net cash used in investing activities                                      (1,958,000)     (7,573,000)
                                                                             ------------    ------------

Financing Activities:
    Principal payments on long-term debt                                       (8,004,000)     (3,014,000)
    Proceeds from revolving credit facility                                             -       4,000,000
    Proceeds from the exercise of stock options                                   240,000         311,000
    Cash dividends paid                                                          (525,000)       (522,000)
    Other                                                                        (130,000)         (4,000)
                                                                             ------------    ------------
    Net cash (used in) provided by financing activities                        (8,419,000)        771,000
                                                                             ------------    ------------

Net increase in cash and cash equivalents                                       3,123,000       3,483,000
Cash and cash equivalents at beginning of year                                  4,539,000       4,333,000
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                   $  7,662,000    $  7,816,000
                                                                             ============    ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 2002. The October 31, 2002 condensed consolidated balance sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

2. The Company accounts for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for those options granted below fair market value of the underlying stock on the date of grant. The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                      Six months ended April 30,     Three months ended April 30,
                                                     -----------------------------   -----------------------------
                                                         2003            2002             2003           2002
                                                     -------------   -------------   -------------   -------------
Net income, as reported                              $   5,442,000   $   6,798,000   $   2,608,000   $   3,970,000

Add: Stock-based employee compensation
 expense included in reported net income, net of
 related tax effects                                         2,000          21,000           1,000          10,000

Deduct: Total stock-based employee
 compensation expense determined under fair
 value method for all awards, net of related
 tax effects                                              (864,000)       (947,000)       (451,000)       (450,000)
                                                     -------------   -------------   -------------   -------------

Pro forma net income                                 $   4,580,000   $   5,872,000   $   2,158,000   $   3,530,000
                                                     =============   =============   =============   =============

Net income per share:

    Basic - as reported                              $         .26   $         .33   $         .12   $         .19
                                                     =============   =============   =============   =============
    Basic pro forma                                  $         .22   $         .28   $         .10   $         .17
                                                     =============   =============   =============   =============

    Diluted - as reported                            $         .25   $         .30   $         .12   $         .18
                                                     =============   =============   =============   =============
    Diluted - pro forma                              $         .21   $         .26   $         .10   $         .16
                                                     =============   =============   =============   =============

3.   Accounts receivable are composed of the following:

                                                   April 30, 2003     October 31, 2002
                                                  ----------------    ----------------
          Accounts receivable                     $     26,763,000    $     30,029,000
          Less: Allowance for doubtful accounts         (1,601,000)         (1,622,000)
                                                  ----------------    ----------------
               Accounts receivable, net           $     25,162,000    $     28,407,000
                                                  ================    ================

4. Costs and estimated earnings on uncompleted percentage-of-completion contracts are as follows:

                                                                      April 30, 2003     October 31, 2002
                                                                     ----------------    ----------------
          Costs incurred on uncompleted contracts                    $      6,727,000    $      4,453,000
          Estimated earnings                                                5,625,000           4,252,000
                                                                     ----------------    ----------------
                                                                           12,352,000           8,705,000
          Less: Billings to date                                          (11,331,000)         (8,551,000)
                                                                     ----------------    ----------------
                                                                     $      1,021,000    $        154,000
                                                                     ================    ================
          Included in accompanying balance sheets under the
           following captions:
            Accounts receivable, net (costs and estimated
             earnings in excess of billings)                         $      2,177,000    $      1,737,000
            Accrued expenses and other current liabilities
             (billings in excess of costs and estimated earnings)          (1,156,000)         (1,583,000)
                                                                     ----------------    ----------------
                                                                     $      1,021,000    $        154,000
                                                                     ================    ================

Changes in estimates on long-term contracts accounted for under the percentage-of-completion method did not have a significant impact on net income and diluted net income per share in the six and three months ended April 30, 2003 and 2002.

5.   Inventories are composed of the following:

                                                   April 30, 2003    October 31, 2002
                                                  ----------------   ----------------
      Finished products                           $     31,596,000   $     32,501,000
      Work in process                                    9,010,000          8,603,000
      Materials, parts, assemblies and supplies         13,736,000         13,410,000
                                                  ----------------   ----------------
           Total inventories                      $     54,342,000   $     54,514,000
                                                  ================   ================

Inventories related to long-term contracts were not significant as of April 30, 2003 and October 31, 2002.

6.   Property, plant and equipment are composed of the following:

                                                 April 30, 2003     October 31, 2002
                                                ----------------    ----------------
      Land                                      $      2,627,000    $      2,627,000
      Building and improvements                       21,829,000          20,846,000
      Machinery and equipment                         42,259,000          41,739,000
      Construction in progress                         2,220,000           1,702,000
                                                ----------------    ----------------
                                                      68,935,000          66,914,000
      Less: Accumulated depreciation                 (28,829,000)        (26,855,000)
                                                ----------------    ----------------
           Property, plant and equipment, net   $     40,106,000    $     40,059,000
                                                ================    ================

7.   Goodwill and other intangible assets are composed of the following:

                                             April 30, 2003     October 31, 2002
                                            ----------------    ----------------
      Goodwill                              $    205,296,000    $    205,213,000
      Other intangible assets                      1,344,000           2,462,000
                                            ----------------    ----------------
                                                 206,640,000         207,675,000
      Less: Accumulated amortization             (17,629,000)        (18,712,000)
                                            ----------------    ----------------
      Goodwill and other intangibles, net   $    189,011,000    $    188,963,000
                                            ================    ================

The changes in the carrying amount of goodwill during the six months ended April 30, 2003 by operating segment are as follows:

                                                                           Consolidated
                                             FSG              ETG             Total
                                        --------------   --------------   --------------
      Balances as of October 31, 2002   $  118,706,000   $   68,971,000   $  187,677,000
      Adjustments to goodwill                   83,000               --           83,000
                                        --------------   --------------   --------------
      Balances as of April 30, 2003     $  118,789,000   $   68,971,000   $  187,760,000
                                        ==============   ==============   ==============

Other intangible assets subject to amortization consist primarily of licenses, patents, and non-compete covenants. The gross carrying amount and accumulated amortization of other intangible assets was $1.3 million and $93,000, respectively, as of April 30, 2003. Amortization expense of other intangible assets for the six months and three months ended April 30, 2003 was $46,000 and $24,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2003 is expected to be $97,000. Amortization expense for each of the next five fiscal years is expected to be $112,000 in fiscal 2004, $112,000 in fiscal 2005, $112,000 in fiscal 2006, $112,000 in fiscal 2007 and $111,000 in fiscal 2008.

8.   Long-term debt consists of:

                                                   April 30, 2003    October 31, 2002
                                                  ----------------   ----------------
      Borrowings under revolving credit facility  $     46,000,000   $     54,000,000
      Industrial Development Revenue Refunding
       Bonds - Series 1988                               1,980,000          1,980,000
      Equipment loans                                        2,000              6,000
                                                  ----------------   ----------------
                                                        47,982,000         55,986,000
      Less: Current maturities of long-term debt            (2,000)        (6,756,000)
                                                  ----------------   ----------------
                                                  $     47,980,000   $     49,230,000
                                                  ================   ================

As of April 30, 2003 and October 31, 2002, the Company had a total of $46 million and $54 million, respectively, borrowed under its $120 million revolving credit facility (Credit Facility) at weighted average interest rates of 2.3% and 2.9%, respectively. As explained in Note 9, the Company replaced the Credit Facility in May 2003 and all current maturities under the Credit Facility as of April 30, 2003 have been reclassified as long-term debt in the April 30, 2003 Condensed Consolidated Balance Sheet pursuant to the terms of the new facility.

The interest rates on the Series 1988 industrial development revenue bonds were 1.4% and 1.9% as of April 30, 2003 and October 31, 2002, respectively.

9. In May 2003, the Company entered into a new $120 million revolving credit agreement (new Credit Facility) with a bank syndicate, which contains both revolving credit and term loan features. Borrowings outstanding under the previous Credit Facility were repaid with borrowings under the new Credit Facility, which expires in May 2006. The new Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, and to finance acquisitions (generally not in excess of an aggregate total of $30 million over any trailing twelve-month period without the requisite approval of the bank syndicate). The Company has the option to extend the revolving credit term for two one-year periods or to convert outstanding advances as of the initial expiration date to term loans amortizing over the subsequent twelve-month period subject to requisite bank syndicate approval. Advances under the new Credit Facility accrue interest at the Company's choice of the London Interbank Offered Rate (LIBOR), or the "Base Rate," plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from 1.00% to 2.25% for LIBOR based borrowings and from .00% to .75% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from .25% to .50% (depending on the leverage ratio of the Company). The new Credit Facility is secured by all assets other than real property of the Company and its subsidiaries and contains covenants which require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements.

10. The Company adopted FASB Interpretation No. 45 (FIN 45), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," effective as of its first quarter of fiscal 2003. FIN 45 requires, among other things as further detailed in Note 18, disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. Such disclosures for the Company are set forth below.

The Company has arranged for standby letters of credit aggregating to $1.2 million to meet the security requirement of its insurance company for potential workers compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through a $0.5 million letter of credit expiring July 2003. These letters of credit are supported by the Company's Credit Facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring February 2004 and a mortgage on the related properties pledged as collateral.

The Company's accounting policy for product warranties, which is included in the accompanying balance sheets under the caption "Accrued expenses and other current liabilities," is to accrue an estimated liability at the time of shipment. The amount recognized is based on historical claim cost experience. Changes in the product warranty liability for the six months ended April 30, 2003 are as follows:

      Balance as of October 31, 2002                     $  685,000
      Accruals for warranties issued during the period       90,000
      Warranty claims settled during the period             (83,000)
                                                         ----------
      Balance as of April 30, 2003                       $  692,000
                                                         ==========

11. Changes in consolidated shareholders' equity for the six months ended April 30, 2003 are as follows:

                                                   Class A       Capital in
                                     Common        Common       Excess of Par      Retained            Note
                                      Stock         Stock           Value          Earnings         Receivable
                                   ----------    -----------    --------------   -------------    --------------
Balances as of October 31, 2002    $   94,000    $   116,000    $  153,847,000   $  58,007,000    $   (5,000,000)
Net income to date                                                                   5,442,000
Cash dividends ($.025 per share)                                                      (525,000)
Tax benefit for stock
 option exercises                                                      347,000
Exercises of stock options              1,000                          239,000
Repurchases of stock                                                  (120,000)
Other                                                                    3,000          (2,000)
                                   ----------    -----------    --------------   -------------    --------------
Balances as of April 30, 2003      $   95,000    $   116,000    $  154,316,000   $  62,922,000    $   (5,000,000)
                                   ==========    ===========    ==============   =============    ==============

12. For the six months ended April 30, 2003 and 2002, cost of sales amounts included approximately $4.3 million and $5.2 million, respectively, of new product research and development expenses. New product research and development expenses for the three months ended April 30, 2003 and 2002 were $2.1 million and $2.6 million, respectively. The expenses for the fiscal 2003 and fiscal 2002 periods are net of reimbursements pursuant to research and development cooperation and joint venture agreements. The reimbursements pursuant to such agreements were not significant.

13. The following table sets forth the computation of basic and diluted net income per share:

                                       Six months ended April 30,   Three months ended April 30,
                                       ---------------------------  ----------------------------
                                            2003          2002           2003           2002
                                       ------------   ------------  -------------   ------------
Numerator:
  Net income                           $  5,442,000   $  6,798,000  $   2,608,000   $  3,970,000
                                       ============   ============  =============   ============
Denominator:
  Weighted average common
   shares outstanding - basic            21,002,926     20,863,790     21,018,308     20,886,951
  Effect of dilutive stock options        1,162,554      1,732,582      1,066,800      1,768,015
                                       ------------   ------------  -------------   ------------
  Weighted average common
   shares outstanding - diluted          22,165,480     22,596,372     22,085,108     22,654,966
                                       ============   ============  =============   ============

Net income per share - basic           $        .26   $        .33  $         .12   $        .19
Net income per share - diluted         $        .25   $        .30  $         .12   $        .18

Anti-dilutive stock options excluded      2,197,786        879,865      2,320,660        555,680

14.  Comprehensive income consists of:

                                       Six months ended April 30,   Three months ended April 30,
                                      ---------------------------   ----------------------------
                                          2003           2002           2003            2002
                                      ------------   ------------   ------------     -----------
Net income                            $  5,442,000   $  6,798,000   $  2,608,000     $ 3,970,000
  Interest rate swap gain adjustment            --        370,000             --         223,000
  Tax expense                                   --       (144,000)            --         (92,000)
                                      ------------   ------------   ------------     -----------
Comprehensive income                  $  5,442,000   $  7,024,000   $  2,608,000     $ 4,101,000
                                      ============   ============   ============     ===========

15. Information on operating segments for the six months and three months ended April 30, 2003 and 2002, respectively, for the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, is as follows:

                                                                               Other,
                                                   Segments/(1)/             Primarily
                                             ---------------------------   Corporate and    Consolidated
                                                 FSG            ETG        Intersegment        Totals
                                             ------------   ------------   -------------    ------------
For the six months ended April 30, 2003:
Net sales                                    $ 62,262,000   $ 21,288,000   $    (171,000)   $ 83,379,000
Depreciation and amortization                   1,639,000        637,000         153,000       2,429,000
Operating income                                9,539,000      2,672,000      (1,751,000)     10,460,000
Capital expenditures                              536,000      1,803,000           4,000       2,343,000

For the six months ended April 30, 2002:
Net sales                                    $ 58,592,000   $ 25,764,000   $    (343,000)   $ 84,013,000
Depreciation and amortization                   1,467,000        565,000         149,000       2,181,000
Operating income                                8,106,000      6,091,000      (2,432,000)     11,765,000
Capital expenditures                            2,193,000      1,124,000          30,000       3,347,000

For the three months ended April 30, 2003:
Net sales                                    $ 30,376,000   $ 11,288,000   $     (73,000)   $ 41,591,000
Depreciation and amortization                     820,000        329,000          82,000       1,231,000
Operating income                                4,162,000      1,904,000      (1,135,000)      4,931,000
Capital expenditures                              396,000        633,000           4,000       1,033,000

For the three months ended April 30, 2002:
Net sales                                    $ 29,538,000   $ 13,630,000   $    (167,000)   $ 43,001,000
Depreciation and amortization                     776,000        273,000          68,000       1,117,000
Operating income                                3,840,000      3,431,000      (1,268,000)      6,003,000
Capital expenditures                            1,060,000        953,000          28,000       2,041,000

/(1)/ During the fiscal year ended October 31, 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period results have been retroactively restated to reflect the revised segment classification.

16. The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a significant effect on the Company's condensed consolidated financial statements.

17. As partial consideration in the acquisition of Inertial Airline Services, Inc. (IAS) in August 2001, the Company issued $5 million in HEICO Class A Common Stock (289,964 shares) and guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2002, which both parties agreed to extend to August 31, 2003. Based on the closing market price of HEICO Class A Common Stock on April 30, 2003, the Company would have had to pay the seller an additional amount of approximately $3.2 million in cash, which would have been recorded as a reduction of shareholders' equity. Concurrent with the purchase, the Company loaned the seller $5 million, which is due August 31, 2003 and is secured by the 289,964 shares of HEICO Class A Common Stock. The loan is reflected as a reduction in the equity section of the Company's consolidated balance sheet as a note receivable secured by Class A Common Stock.

18. On November 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. That requirement eliminates the requirement of APB Opinion No. 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations or financial position.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 provides guidance to determine how arrangement consideration should be measured, whether an arrangement should be divided into separate units of accounting, and how arrangement consideration should be allocated among separate units of accounting. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its results of operations or financial position.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position. The disclosures made pursuant to FIN 45 may be found in Note 10.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002 and may be found in Note 2.

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity at fair value when the liability is incurred. Previously, a liability for an exit cost was recognized when the entity committed to an exit plan under EITF Issue No. 94-3. The adoption of SFAS No. 146 did not have a material effect on the Company's results of operations or financial position, but may affect the timing and amounts of the recognition of future restructuring costs.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

19. In May 2003, the Company, through a subsidiary, acquired substantially all of the assets and business of an unrelated entity. The purchase price was not significant to the Company's consolidated financial statements.

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

                                                Six months ended April 30,   Three months ended April 30,
                                               ---------------------------   ----------------------------
                                                   2003           2002           2003            2002
                                               ------------   ------------   ------------    ------------
Net sales                                      $ 83,379,000   $ 84,013,000   $ 41,591,000    $ 43,001,000
                                               ------------   ------------   ------------    ------------
Cost of sales                                    55,702,000     53,804,000     27,690,000      27,642,000
Selling, general and administrative expenses     17,217,000     18,444,000      8,970,000       9,356,000
                                               ------------   ------------   ------------    ------------
Total operating costs and expenses               72,919,000     72,248,000     36,660,000      36,998,000
                                               ------------   ------------   ------------    ------------
Operating income                               $ 10,460,000   $ 11,765,000   $  4,931,000    $  6,003,000
                                               ============   ============   ============    ============

                                      Six months ended April 30,     Three months ended April 30,
                                     ----------------------------    ----------------------------
                                         2003            2002            2003            2002
                                     ------------    ------------    ------------    ------------
Net sales by segment:/(1)/
  FSG                                $ 62,262,000    $ 58,592,000    $ 30,376,000    $ 29,538,000
  ETG                                  21,288,000      25,764,000      11,288,000      13,630,000
  Intersegment sales                     (171,000)       (343,000)        (73,000)       (167,000)
                                     ------------    ------------    ------------    ------------
                                     $ 83,379,000    $ 84,013,000    $ 41,591,000    $ 43,001,000
                                     ============    ============    ============    ============
Operating income by segment:/(1)/
  FSG                                $  9,539,000    $  8,106,000    $  4,162,000    $  3,840,000
  ETG                                   2,672,000       6,091,000       1,904,000       3,431,000
  Other, primarily corporate           (1,751,000)     (2,432,000)     (1,135,000)     (1,268,000)
                                     ------------    ------------    ------------    ------------
                                     $ 10,460,000    $ 11,765,000    $  4,931,000    $  6,003,000
                                     ============    ============    ============    ============

Net sales                                   100.0%          100.0%          100.0%          100.0%
Gross profit                                 33.2%           36.0%           33.4%           35.7%
Selling, general and
 administrative expense                      20.6%           22.0%           21.6%           21.8%
Operating income                             12.5%           14.0%           11.9%           14.0%
Interest expense                              0.8%            1.5%            0.7%            1.1%
Interest and other income                     0.1%            0.1%             --             0.1%
Gain on sale of product line                   --             1.5%             --             2.9%
Income tax expense                            4.2%            5.0%            3.9%            5.7%
Minority interests                            1.2%            1.0%            1.0%            0.9%
Net income                                    6.5%            8.1%            6.3%            9.2%

/(1)/ During the fiscal year ended October 31, 2002, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period results have been retroactively restated to reflect the revised segment classification.

COMPARISON OF FIRST SIX MONTHS OF FISCAL 2003 TO FIRST SIX MONTHS OF FISCAL 2002

Net Sales

Net sales for the first six months of fiscal 2003 totaled $83.4 million, compared to net sales of $84.0 million for the first six months of fiscal 2002. The slightly lower net sales reflects a decrease of $4.5 million (a 17% decrease) to $21.3 million in sales from the ETG, partially offset by an increase of $3.7 million (a 6% increase) to $62.3 million in sales from the FSG. The decrease in sales within the ETG primarily resulted from a decline in demand from certain foreign military customers and from shipments that were deferred due to production delays in certain products as well as some delays pursuant to customer requirements. The FSG sales increase primarily reflects higher commercial aftermarket parts and services sales, principally attributable to sales of new products and services.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 33.2% for the first six months of fiscal 2003 as compared to 36.0% for the first six months of fiscal 2002, reflecting lower margins within the ETG, partially offset by higher margins within the FSG. The ETG's gross profit margin decrease was primarily caused by lower foreign military sales, lower sales of higher margin products and the deferred shipments previously discussed. The FSG's gross profit margin increase was principally due to higher sales volumes and lower new product research and development expenses. Consolidated cost of sales amounts for the first six months of fiscal 2003 and fiscal 2002 include approximately $4.3 million and $5.2 million, respectively, of new product research and development expenses. The decline in new product research and development expenses is in line with a decrease in the fiscal 2003 budget relative to actual fiscal 2002 expenses.

Selling, general and administrative (SG&A) expenses were $17.2 million and $18.4 million for the first six months of fiscal 2003 and the first six months of fiscal 2002, respectively. The decrease in SG&A expenses is mainly due to lower commission expenses within the ETG due to the lower sales discussed previously and lower corporate expenses. Corporate expenses in the first six months of fiscal 2003 include the reversal of approximately $400,000 of professional fees that were accrued in the fourth quarter of fiscal 2002 pursuant to a contractual arrangement, which was renegotiated in the first quarter of fiscal 2003. As a percentage of net sales, SG&A expenses decreased to 20.6% for the first six months of fiscal 2003 compared to 22.0% for the first six months of fiscal 2002. The decrease is due to the reduction in corporate expenses and higher sales volumes within the FSG, partially offset by the lower sales within the ETG.

Operating Income

Operating income totaled $10.5 million in the first six months of fiscal 2003 versus $11.8 million in the first six months of fiscal 2002. The decrease in operating income reflects a decrease from $6.1 million to $2.7 million in the Company's ETG, partially offset by an increase from $8.1 million to $9.5 million in the Company's FSG and a $0.7 million reduction in corporate expenses. As a percentage of net sales, operating income decreased from 14.0% in the first six months of fiscal 2002 to 12.5% in the first six months of fiscal 2003. The decline in operating income as a percentage of net sales reflects a decrease in the ETG's operating income as a percentage of net sales from 23.6% in the first six months of fiscal 2002 to 12.6% in the first six months of fiscal 2003, partially offset by an increase in the FSG's operating income as a percentage of net sales from 13.8% in the first six months of fiscal 2002 to 15.3% in the first six months of fiscal 2003. The decrease in the ETG's operating income and operating income as a percentage of net sales reflects the lower sales and gross profit margins discussed previously. The increase in the FSG's operating income and operating income as a percentage of net sales reflects the higher sales and lower new product development expenses discussed previously.

Interest Expense

Interest expense decreased to $630,000 in the first six months of fiscal 2003 from $1,262,000 in the first six months of fiscal 2002. The decrease was principally due to a lower weighted average balance outstanding under the Company's Credit Facility in fiscal 2003 and lower interest rates.

Interest and Other Income

Interest and other income in the first six months of fiscal 2003 approximated amounts in the first six months of fiscal 2002.

Gain on Sale of Product Line

In the second quarter of fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 net of tax or $.03 per diluted share) on the sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions of the sales contract.

Minority Interests

Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. The increase from the first six months of fiscal 2002 to the first six months of fiscal 2003 was primarily due to higher earnings of the FSG.

Net Income

The Company's net income was $5.4 million, or $.25 per diluted share, in the first six months of fiscal 2003 and $6.8 million, or $.30 per diluted share, in the first six months of fiscal 2002. Net income in the first half of fiscal 2002 included the $765,000, or $.03 per share, after tax gain on the sale of the product line referenced above.

OUTLOOK

The Company reported improved earnings in the FSG for both the second quarter and first six months of fiscal 2003 relative to the same periods of fiscal 2002, despite the continued weakness in the world economy and commercial aerospace industry. However, the recent military conflict in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS) contributed to a decline in operating results within the FSG for the second quarter of fiscal 2003 compared to the first quarter of fiscal 2003. The improved earnings in the FSG over the prior year are a result of new product development efforts and strategic relationships with some of the world's major airlines. The Company believes that this increase validates its well-known strategy of constantly focusing on medium to long-term growth opportunities. In addition, the Company has continued to expand its services to the regional airlines through a small acquisition in May 2003.

Sales within the ETG for the first six months of 2003 were lower than the same period of 2002; however, sales and operating income for the second quarter of 2003 were up $1.3 million and $1.1 million, respectively, compared to the first quarter of 2003. This increase reflects the shipments of some of the products that were delayed in the first quarter, although the timing of certain foreign military sales remains uncertain.

Despite challenges in the aviation industry, the Company remains committed to growth through its new product development programs. The Company's new parts and repair services continue to lower the operating costs of its worldwide customers, and have become integral to their cost reduction and survival strategies. Further, the Company's partnerships with Lufthansa, American Airlines, United Airlines, Delta Air Lines, and Air Canada give it a committed customer base on which it can plan future growth. While the Company remains confident of long-term opportunities for growth, the current uncertainty in the commercial aviation industry has resulted in the lowering of targeted fiscal 2003 earnings to a range of $.50 - $.55 per share on sales growth of 1% to 2% over fiscal 2002 sales.

COMPARISON OF SECOND QUARTER OF FISCAL 2003 TO SECOND QUARTER OF FISCAL 2002

Net Sales

Net sales for the second quarter of fiscal 2003 totaled $41.6 million, compared to net sales of $43.0 million for the second quarter of fiscal 2002. The decrease in net sales reflects a decrease of $2.3 million (a 17% decrease) to $11.3 million in sales from the ETG, partially offset by an increase of $0.8 million (a 3% increase) to $30.4 million in sales from the FSG. The decrease in sales within the ETG primarily resulted from a decline in demand from certain foreign military customers and to a lesser extent, shipments that were deferred due to production delays in certain products as well as some delays pursuant to customer requirements. The sales increase in the FSG primarily reflects higher commercial aftermarket parts and services sales, principally attributable to sales of new products and services.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 33.4% for the second quarter of fiscal 2003 as compared to 35.7% for the second quarter of fiscal 2002, reflecting lower margins within the ETG, partially offset by higher margins within the FSG. The ETG's gross profit margin decrease was primarily caused by the reduced foreign military sales, lower sales of higher margin products and deferred shipments mentioned above. The FSG's gross profit margin increase was principally due to lower new product research and development expenses and higher sales volumes. Consolidated cost of sales amounts for the second quarter of fiscal 2003 and fiscal 2002 include approximately $2.1 million and $2.6 million, respectively, of new product research and development expenses.

Selling, general and administrative (SG&A) expenses were $9.0 million and $9.4 million for the second quarter of fiscal 2003 and the second quarter of fiscal 2002, respectively. The decrease in SG&A expenses is mainly due to lower commission expenses within the ETG due to the lower sales discussed above. As a percentage of net sales, SG&A expenses decreased slightly to 21.6% for the second quarter of fiscal 2003 compared to 21.8% for the second quarter of fiscal 2002.

Operating Income

Operating income totaled $4.9 million in the second quarter of fiscal 2003 versus $6.0 million for the second quarter of fiscal 2002. The decrease in operating income reflects a decrease from $3.4 million to $1.9 million in the Company's ETG, partially offset by an increase from $3.8 million to $4.2 million in the Company's FSG. As a percentage of net sales, operating income decreased from 14.0% in the second quarter of fiscal 2002 to 11.9% in the second quarter of fiscal 2003. The decline in operating income as a percentage of net sales reflects a decrease in the ETG's operating income as a percentage of net sales from 25.2% in the second quarter of fiscal 2002 to 16.9% in the second quarter of fiscal 2003, partially offset by an increase in the FSG's operating income as a percentage of net sales from 13.0% in the second quarter of fiscal 2002 to 13.7% in the second quarter of fiscal 2003. The decrease in the ETG's operating income and operating income as a percentage of net sales reflects the lower sales and gross profit margins discussed previously. The increase in the FSG's operating income and operating income as a percentage of net sales reflects the lower new product development expenses and higher sales discussed previously.

Interest Expense

Interest expense decreased $189,000 from $474,000 in the second quarter of fiscal 2002 to $285,000 in the second quarter of fiscal 2003. The decrease was principally due to a lower weighted average balance outstanding under the Company's Credit Facility in fiscal 2003 and lower interest rates.

Interest and Other Income

Interest and other income in the second quarter of fiscal 2003 approximated amounts in the second quarter of fiscal 2002.

Gain on Sale of Product Line

In the second quarter of fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 net of tax or $.03 per diluted share) on the sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions of the sales contract.

Minority Interests

Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. The increase from the second quarter of fiscal 2002 to the second quarter of fiscal 2003 was primarily due to higher earnings of the FSG.

Net Income

The Company's net income was $2.6 million, or $.12 per diluted share, in the second quarter of fiscal 2003 and $4.0 million, or $.18 per diluted share, in the second quarter of fiscal 2002. Net income in the second quarter of fiscal 2002 included the $765,000, or $.03 per share, after tax gain on the sale of the product line referenced above.

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

Operating Activities

The Company's cash flow from operating activities was $13.5 million for the first six months of fiscal 2003, consisting primarily of net income of $5.4 million, depreciation and amortization of $2.4 million, an increase in net operating assets of $2.4 million, a deferred income tax provision of $1.9 million, minority interests in consolidated subsidiaries of $1.0 million, and a tax benefit related to stock option exercises of $.3 million.

Investing Activities

Cash used in investing activities during the first six months of fiscal 2003 related primarily to capital expenditures totaling $2.3 million for building improvements at certain manufacturing facilities and equipment purchases.

Financing Activities

Cash used in financing activities during the first six months of fiscal 2003 primarily related to principal repayments totaling $8 million on the Company's Credit Facility.

In May 2003, the Company entered into a new $120 million revolving credit agreement (new Credit Facility) with a bank syndicate, which contains both revolving credit and term loan features. Borrowings outstanding under the previous Credit Facility were repaid with borrowings under the new Credit Facility, which expires in May 2006. The new Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, and to finance acquisitions. The Company has the option to extend the revolving credit term for two one-year periods or to convert outstanding advances as of the initial expiration date to term loans amortizing over the subsequent twelve-month period subject to requisite bank syndicate approval. The new Credit Facility is secured by all assets other than real property of the Company and its subsidiaries and contains covenants which require, among other things, the maintenance of a leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 provides guidance to determine how arrangement consideration should be measured, whether an arrangement should be divided into separate units of accounting, and how arrangement consideration should be allocated among separate units of accounting. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its results of operations or financial position.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position. The disclosures made pursuant to FIN 45 may be found in Note 10 of the Notes to Condensed Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002 and may be found in Note 2 of the Notes to Condensed Consolidated Financial Statements.

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity at fair value when the liability is incurred. Previously, a liability for an exit cost was recognized when the entity committed to an exit plan under EITF Issue No. 94-3. The adoption of SFAS No. 146 did not have a material effect on the Company's results of operations or financial position, but may affect the timing and amounts of the recognition of future restructuring costs.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters may differ materially from that discussed as a result of factors, including, but not limited to, the demand for commercial air travel, the Company's ability to introduce new products and continue to control costs and maintain quality, risks inherent in changes in market interest rates, events such as the terrorist attacks of September 11, 2001 and the resulting impact on commercial airlines and the economy in general, credit risk related to receivables from customers, product specification costs and requirements, governmental and regulatory demands, competition on military programs, U.S. governmental export policies and restrictions, military program funding by U.S. and non-U.S. government agencies, product pricing levels, the Company's ability to make acquisitions and achieve operating synergies from acquired businesses, anticipated trends in our businesses, including trends in the markets for aircraft engine and aircraft component replacement parts, aircraft engine overhaul and electronics equipment and airline fleet changes, and economic conditions within and outside of the aerospace, defense and electronics industries. For an enterprise such as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's 2002 Annual Report on Form 10-K.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of April 30, 2003, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $109,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Shareholders held on March 18, 2003, the Company's shareholders elected seven directors.

        The number of votes cast for and withheld for each nominee for director were as follows:

        Director                     For             Withheld
        --------                     ---             --------
        Samuel L. Higginbottom       9,512,454        344,821
        Wolfgang Mayrhuber           9,801,163         56,112
        Eric A. Mendelson            9,766,812         90,463
        Laurans A. Mendelson         9,768,248         89,027
        Victor H. Mendelson          9,759,974         97,301
        Albert Morrison, Jr.         9,514,989        342,286
        Dr. Alan Schriesheim         9,551,061        306,214

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) There were no reports on Form 8-K filed during the three months ended April 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEICO CORPORATION
                                          (Registrant)


Date: June 5, 2003                      By: /s/ Thomas S. Irwin
                                        ---------------------------------
                                        Thomas S. Irwin
                                        Executive Vice President
                                         and Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

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

          (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          (6) The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003                           /s/ LAURANS A. MENDELSON
                                             ------------------------
                                             Laurans A. Mendelson
                                             Chief Executive Officer

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

          (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          (6) The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003                           /s/ THOMAS S. IRWIN
                                             -----------------------
                                             Thomas S. Irwin
                                             Chief Financial Officer