Form 10-Q
period 2003-07-31
HEICO CORP
filed 2003-08-29
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended July 31, 2003

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

                             Yes X           No __

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes __          No  X

        The number of shares outstanding of each of the Registrant's classes of common stock as of August 25, 2003:

          Common Stock, $.01 par value                 9,650,534 shares
          Class A Common Stock, $.01 par value        11,698,827 shares

                                HEICO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                                                              PAGE NO.
                                                                              -------
Part I.  Financial Information:

  Item 1. Condensed Consolidated Balance Sheets (unaudited)
           as of July 31, 2003 and October 31, 2002                               2

          Condensed Consolidated Statements of Operations (unaudited)
           for the nine months and three months ended July 31, 2003 and 2002      3

          Condensed Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended July 31, 2003 and 2002                       4

          Notes to Condensed Consolidated Financial Statements (unaudited)        5

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   15

  Item 3. Quantitative and Qualitative Disclosures about Market Risks            25

  Item 4. Controls and Procedures                                                26

Part II. Other Information:

  Item 6. Exhibits and Reports on Form 8-K                                       27

Signature                                                                        28

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                         July 31, 2003     October 31, 2002
                                                                        ---------------    ----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                             $     4,735,000    $      4,539,000
  Accounts receivable, net                                                   27,319,000          28,407,000
  Inventories                                                                53,687,000          54,514,000
  Prepaid expenses and other current assets                                   7,123,000           7,811,000
  Deferred income taxes                                                       3,643,000           3,295,000
                                                                        ---------------    ----------------
    Total current assets                                                     96,507,000          98,566,000

Property, plant and equipment, net                                           40,145,000          40,059,000
Goodwill, net                                                               188,677,000         187,677,000
Other assets                                                                 10,316,000          10,030,000
                                                                        ---------------    ----------------
    Total assets                                                        $   335,645,000    $    336,332,000
                                                                        ===============    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                  $        34,000    $      6,756,000
  Trade accounts payable                                                      6,912,000           7,640,000
  Accrued expenses and other current liabilities                             13,446,000          14,935,000
  Income taxes payable                                                          545,000                  --
                                                                        ---------------    ----------------
    Total current liabilities                                                20,937,000          29,331,000

Long-term debt, net of current maturities                                    43,985,000          49,230,000
Deferred income taxes                                                         9,446,000           6,240,000
Other non-current liabilities                                                 5,854,000           6,154,000
                                                                        ---------------    ----------------
    Total liabilities                                                        80,222,000          90,955,000
                                                                        ---------------    ----------------
Minority interests in consolidated subsidiaries                              39,966,000          38,313,000
                                                                        ---------------    ----------------

Commitments and contingencies (Notes 17 and 18)
 Shareholders' equity:

  Preferred Stock, par value $.01 per share; Authorized - 10,000,000 shares issuable in series; 200,000 shares designated as Series A
   Junior Participating Preferred Stock, none issued                                 --                  --
  Common Stock, $.01 par value; Authorized - 30,000,000 shares;
   Issued and Outstanding - 9,617,591 and 9,380,174 shares,
   respectively                                                                  96,000              94,000
  Class A Common Stock, $.01 par value; Authorized - 30,000,000 shares; Issued and Outstanding - 11,698,827 and 11,570,195
   shares, respectively                                                         117,000             116,000
  Capital in excess of par value                                            154,613,000         153,847,000
  Retained earnings                                                          65,631,000          58,007,000
                                                                        ---------------    ----------------
                                                                            220,457,000         212,064,000

  Less:  Note receivable secured by Class A Common Stock                     (5,000,000)         (5,000,000)
                                                                        ---------------    ----------------
    Total shareholders' equity                                              215,457,000         207,064,000
                                                                        ---------------    ----------------
    Total liabilities and shareholders' equity                          $   335,645,000    $    336,332,000
                                                                        ===============    ================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                           Nine months ended July 31,       Three months ended July 31,
                                                        --------------------------------  --------------------------------
                                                             2003             2002             2003             2002
                                                        ---------------  ---------------  ---------------  ---------------
Net sales                                               $   128,791,000  $   126,600,000  $    45,412,000  $    42,587,000
                                                        ---------------  ---------------  ---------------  ---------------
Operating costs and expenses:
  Cost of sales                                              85,978,000       81,455,000       30,276,000       27,651,000
  Selling, general and administrative expenses               26,252,000       28,426,000        9,035,000        9,982,000
                                                        ---------------  ---------------  ---------------  ---------------
Total operating costs and expenses                          112,230,000      109,881,000       39,311,000       37,633,000
                                                        ---------------  ---------------  ---------------  ---------------
Operating income                                             16,561,000       16,719,000        6,101,000        4,954,000

Interest expense                                               (937,000)      (1,735,000)        (307,000)        (473,000)
Interest and other income                                       106,000          104,000           17,000           12,000
Gain on sale of product line                                         --        1,230,000               --               --
                                                        ---------------  ---------------  ---------------  ---------------
Income before income taxes and minority interests            15,730,000       16,318,000        5,811,000        4,493,000

Income tax expense                                            5,605,000        5,672,000        2,107,000        1,472,000
                                                        ---------------  ---------------  ---------------  ---------------
Income before minority interests                             10,125,000       10,646,000        3,704,000        3,021,000

Minority interests in consolidated subsidiaries               1,443,000        1,019,000          464,000          192,000
                                                        ---------------  ---------------  ---------------  ---------------
Net income                                              $     8,682,000  $     9,627,000  $     3,240,000  $     2,829,000
                                                        ===============  ===============  ===============  ===============
Net income per share:
  Basic                                                 $           .41  $           .46  $           .15  $           .14
                                                        ===============  ===============  ===============  ===============
  Diluted                                               $           .39  $           .43  $           .15  $           .13
                                                        ===============  ===============  ===============  ===============
Weighted average number of common shares outstanding:
  Basic                                                      21,042,765       20,890,792       21,122,443       20,944,797
                                                        ===============  ===============  ===============  ===============
  Diluted                                                    22,190,241       22,575,196       22,239,765       22,532,844
                                                        ===============  ===============  ===============  ===============
Cash dividends per share                                $          .050  $          .050  $          .025  $          .025
                                                        ===============  ===============  ===============  ===============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                Nine months ended July 31,
                                                                          --------------------------------------
                                                                               2003                   2002
                                                                          ---------------        ---------------
Operating Activities:
  Net income                                                              $     8,682,000        $     9,627,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               3,754,000              3,345,000
    Gain on sale of product line                                                       --             (1,230,000)
    Deferred income tax provision                                               2,858,000              3,053,000
    Minority interests in consolidated subsidiaries                             1,443,000              1,019,000
    Tax benefit from exercise of stock options                                    350,000              2,675,000
    Changes in assets and liabilities, net of acquisitions:
      Decrease in accounts receivable                                           1,400,000              6,607,000
      Decrease (increase) in inventories                                        1,258,000             (4,434,000)
      Decrease (increase) in prepaid expenses and other current assets            761,000             (2,127,000)
      Decrease in trade accounts payables, accrued
       expenses and other current liabilities                                  (2,869,000)            (3,454,000)
      Increase (decrease) in income taxes payable                                 545,000               (564,000)
      Other                                                                       (71,000)                86,000
                                                                          ---------------        ---------------
  Net cash provided by operating activities                                    18,111,000             14,603,000
                                                                          ---------------        ---------------

Investing Activities:
  Capital expenditures                                                         (3,137,000)            (5,031,000)
  Acquisitions and related costs, net of cash acquired                         (1,530,000)            (5,770,000)
  Payment received from employee savings and investment plan
   note receivable                                                                     --                648,000
  Other                                                                           197,000                191,000
                                                                          ---------------        ---------------
  Net cash used in investing activities                                        (4,470,000)            (9,962,000)
                                                                          ---------------        ---------------

Financing Activities:
  Payments on revolving credit facilities, net                                (12,000,000)            (3,000,000)
  Proceeds from exercise of stock options                                         535,000                436,000
  Cash dividends paid                                                          (1,055,000)            (1,045,000)
  Other                                                                          (925,000)               (25,000)
                                                                          ---------------        ---------------
  Net cash used in financing activities                                       (13,445,000)            (3,634,000)
                                                                          ---------------        ---------------

Net increase in cash and cash equivalents                                         196,000              1,007,000
Cash and cash equivalents at beginning of year                                  4,539,000              4,333,000
                                                                          ---------------        ---------------
Cash and cash equivalents at end of period                                $     4,735,000        $     5,340,000
                                                                          ===============        ===============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended October 31, 2002. The October 31, 2002 condensed consolidated balance sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

2. The Company accounts for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for those options granted below fair market value of the underlying stock on the date of grant. The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                           Nine months ended July 31,          Three months ended July 31,
                                                        -------------------------------       ------------------------------
                                                            2003               2002               2003              2002
                                                        ------------       ------------       ------------      ------------
Net income, as reported                                 $  8,682,000       $  9,627,000       $  3,240,000      $  2,829,000

Add:  Stock-based employee compensation
 expense included in reported net income, net
 of related tax effects                                        3,000             30,000              1,000             9,000

Deduct:  Total stock-based employee
compensation expense determined under fair
value method for all awards, net of related
tax effects                                               (1,280,000)        (2,636,000)          (416,000)       (1,689,000)
                                                        ------------       ------------       ------------      ------------
Pro forma net income                                    $  7,405,000       $  7,021,000       $  2,825,000      $  1,149,000
                                                        ============       ============       ============      ============

Net income per share:
  Basic - as reported                                   $        .41       $        .46       $        .15      $        .14
  Basic - pro forma                                     $        .35       $        .34       $        .13      $        .05

  Diluted - as reported                                 $        .39       $        .43       $        .15      $        .13
  Diluted - pro forma                                   $        .33       $        .31       $        .13      $        .05

3.      Accounts receivable are composed of the following:

                                                                      July 31, 2003      October 31, 2002
                                                                     ---------------     ----------------
        Accounts receivable                                          $    28,830,000     $     30,029,000
        Less: Allowance for doubtful accounts                             (1,511,000)          (1,622,000)
                                                                     ---------------     ----------------
          Accounts receivable, net                                   $    27,319,000     $     28,407,000
                                                                     ===============     ================

4. Costs and estimated earnings on uncompleted percentage-of-completion contracts are as follows:

                                                                      July 31, 2003      October 31, 2002
                                                                     ---------------     ----------------
        Costs incurred on uncompleted contracts                      $     7,561,000     $      4,453,000
        Estimated earnings                                                 5,673,000            4,252,000
                                                                     ---------------     ----------------
                                                                          13,234,000            8,705,000
        Less: Billings to date                                           (11,705,000)          (8,551,000)
                                                                     ---------------     ----------------
                                                                     $     1,529,000     $        154,000
                                                                     ===============     ================
        Included in accompanying condensed consolidated
         balance sheets under the following captions:
          Accounts receivable, net (costs and estimated
           earnings in excess of billings)                           $     2,339,000     $      1,737,000
          Accrued expenses and other current liabilities
           (billings in excess of costs and estimated earnings)             (810,000)          (1,583,000)
                                                                     ---------------     ----------------
                                                                     $     1,529,000     $        154,000
                                                                     ===============     ================

Changes in estimates on long-term contracts accounted for under the percentage-of-completion method did not have a significant impact on net income and diluted net income per share in the nine and three months ended July 31, 2003 and 2002.

5.      Inventories are composed of the following:

                                                                      July 31, 2003      October 31, 2002
                                                                     ---------------     ----------------
        Finished products                                            $    30,363,000     $     32,501,000
        Work in process                                                    9,468,000            8,603,000
        Materials, parts, assemblies and supplies                         13,856,000           13,410,000
                                                                     ---------------     ----------------
          Total inventories                                          $    53,687,000     $     54,514,000
                                                                     ===============     ================

Inventories related to long-term contracts were not significant as of July 31, 2003 and October 31, 2002.

6.      Property, plant and equipment are composed of the following:

                                                                      July 31, 2003      October 31, 2002
                                                                     ---------------     ----------------
        Land                                                         $     2,627,000     $      2,627,000
        Building and improvements                                         22,297,000           20,846,000
        Machinery and equipment                                           43,537,000           41,739,000
        Construction in progress                                           1,654,000            1,702,000
                                                                     ---------------     ----------------
                                                                          70,115,000           66,914,000
        Less: Accumulated depreciation                                   (29,970,000)         (26,855,000)
                                                                     ---------------     ----------------
          Property, plant and equipment, net                         $    40,145,000     $     40,059,000
                                                                     ===============     ================

7. The Company has two operating segments: the Flight Support Group (FSG) and the Electronic Technologies Group (ETG). The changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2003 are as follows:

                                                         Segment
                                            ---------------------------------     Consolidated
                                                 FSG                ETG               Total
                                            ---------------   ---------------   ---------------
      Balances as of October 31, 2002       $   118,706,000   $    68,971,000   $   187,677,000

      Goodwill acquired during the year             400,000                --           400,000
      Adjustments to goodwill                       600,000                --           600,000
                                            ---------------   ---------------   ---------------
      Balances as of July 31, 2003          $   119,706,000   $    68,971,000   $   188,677,000
                                            ===============   ===============   ===============

The goodwill acquired during the year is a result of the Company's acquisition through a subsidiary, of substantially all of the assets and business of an unrelated entity. The purchase price was not significant to the Company's consolidated financial statements. Adjustments to goodwill consist primarily of contingent purchase price payments to previous owners of acquired businesses.

8. Other intangible assets are recorded within the caption "Other Assets" in the Company's consolidated balance sheet. Other intangible assets subject to amortization consist primarily of licenses, patents, and non-compete covenants. The gross carrying amount and accumulated amortization of other intangible assets was $1,352,000 and $116,000, respectively, as of July 31, 2003. Amortization expense of other intangible assets for the nine months and three months ended July 31, 2003 was $68,000 and $22,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2003 is estimated to be $99,000. Amortization expense for each of the next five fiscal years is estimated to be $107,000 in fiscal 2004, $107,000 in fiscal 2005, $107,000 in fiscal 2006,
$106,000 in fiscal 2007 and $105,000 in fiscal 2008.

9.      Long-term debt consists of:

                                                                      July 31, 2003      October 31, 2002
                                                                     ---------------     ----------------
        Borrowings under revolving credit facility                   $    42,000,000     $     54,000,000
        Industrial Development Revenue Refunding
         Bonds - Series 1988                                               1,980,000            1,980,000
        Capital leases and equipment loans                                    39,000                6,000
                                                                     ---------------     ----------------
                                                                          44,019,000           55,986,000
        Less: Current maturities of long-term debt                           (34,000)          (6,756,000)
                                                                     ---------------     ----------------
                                                                     $    43,985,000     $     49,230,000
                                                                     ===============     ================

As of July 31, 2003 and October 31, 2002, the Company had a total of $42 million and $54 million, respectively, borrowed under its respective $120 million revolving credit facilities at weighted average interest rates of 2.6% and 2.9%, respectively. As explained in Note 10, the Company replaced its former credit facility in May 2003.

The interest rates on the Series 1988 industrial development revenue bonds were ..9% and 1.9% as of July 31, 2003 and October 31, 2002, respectively.

10. In May 2003, the Company entered into a new $120 million revolving credit agreement (new Credit Facility) with a bank syndicate, which contains both revolving credit and term loan features. Borrowings outstanding under the previous credit facility were repaid with borrowings under the new Credit Facility, which expires in May 2006. The new Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, and to finance acquisitions (generally not in excess of an aggregate total of $30 million over any trailing twelve-month period without the requisite approval of the bank syndicate). The Company has the option to extend the revolving credit term for two one-year periods or to convert outstanding advances as of the initial expiration date to term loans amortizing over the subsequent twelve-month period subject to requisite bank syndicate approval. Advances under the new Credit Facility accrue interest at the Company's choice of the London Interbank Offered Rate (LIBOR), or the "Base Rate," plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from 1.00% to 2.25% for LIBOR based borrowings and from .00% to .75% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from .25% to .50% (depending on the leverage ratio of the Company). The new Credit Facility is secured by all assets other than real property of the Company and its subsidiaries and contains covenants which require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements.

11. The Company adopted FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," effective as of its first quarter of fiscal 2003. FIN 45 requires, among other things as further detailed in Note 19, disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. Such disclosures for the Company are set forth below.

The Company has arranged for standby letters of credit aggregating to $1.2 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through a $0.5 million letter of credit expiring July 2004. These letters of credit are supported by the Company's Credit Facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring February 2004 and a mortgage on the related properties pledged as collateral.

The Company's accounting policy for product warranties is to accrue an estimated liability at the time of shipment. Warranty reserves are included in the Company's condensed consolidated balance sheets under the caption "Accrued expenses and other current liabilities." The amount recognized is based on historical claims cost experience. Changes in the product warranty liability for the nine months ended July 31, 2003 are as follows:

        Balance as of October 31, 2002                          $       685,000
        Accruals for warranties issued during the period                133,000
        Warranty claims settled during the period                      (126,000)
                                                                ---------------
        Balance as of July 31, 2003                             $       692,000
                                                                ===============

12. Changes in consolidated shareholders' equity for the nine months ended July 31, 2003 are as follows:

                                                            Class A            Capital in
                                         Common             Common             Excess of          Retained           Note
                                          Stock              Stock             Par Value          Earnings        Receivable
                                      -------------      -------------      -------------     -------------     -------------
Balances as of October 31, 2002       $      94,000      $     116,000      $ 153,847,000     $  58,007,000     $  (5,000,000)
Net income to date                                                                                8,682,000
Cash dividends ($.05 per share)                                                                  (1,055,000)
Tax benefit for stock option
 exercises                                                                        350,000
Exercises of stock options                    2,000              1,000            532,000
Repurchases of stock                                                             (120,000)
Other                                                                               4,000            (3,000)
                                      -------------      -------------      -------------     -------------     -------------
Balances as of July 31, 2003          $      96,000      $     117,000      $ 154,613,000     $  65,631,000     $  (5,000,000)
                                      =============      =============      =============     =============     =============

13. For the nine months ended July 31, 2003 and 2002, cost of sales amounts included approximately $6.5 million and $8.2 million, respectively, of new product research and development expenses. New product research and development expenses for the three months ended July 31, 2003 and 2002 were $2.3 million and $3.0 million, respectively. The expenses for the fiscal 2003 and fiscal 2002 periods are net of reimbursements pursuant to research and development cooperation and joint venture agreements. The reimbursements pursuant to such agreements were not significant.

14. The following table sets forth the computation of basic and diluted net income per share:

                                                           Nine months ended July 31,           Three months ended July 31,
                                                        --------------------------------      -------------------------------
                                                            2003               2002               2003              2002
                                                        -------------      -------------      -------------     -------------
Numerator:
  Net income                                            $   8,682,000      $   9,627,000      $   3,240,000     $   2,829,000
                                                        =============      =============      =============     =============
Denominator:
  Weighted average common shares
   outstanding - basic                                     21,042,765         20,890,792         21,122,443        20,944,797
  Effect of dilutive stock options                          1,147,476          1,684,404          1,117,322         1,588,047
                                                        -------------      -------------      -------------     -------------
  Weighted average common shares
   outstanding - diluted                                   22,190,241         22,575,196         22,239,765        22,532,844
                                                        =============      =============      =============     =============

Net income per share - basic                            $         .41      $         .46      $         .15     $         .14
Net income per share - diluted                          $         .39      $         .43      $         .15     $         .13

Anti-dilutive stock options excluded                        2,172,352          1,020,216          2,121,484         1,300,918

15.   Comprehensive income consists of:

                                                           Nine months ended July 31,           Three months ended July 31,
                                                        --------------------------------      -------------------------------
                                                            2003               2002               2003              2002
                                                        -------------      -------------      -------------     -------------
Net income                                              $   8,682,000      $   9,627,000      $   3,240,000     $   2,829,000
Other comprehensive income (loss):
  Interest rate swap gain adjustment                               --            370,000                 --                --
  Tax expense                                                      --           (144,000)                --                --
                                                        -------------      -------------      -------------     -------------
Comprehensive income                                    $   8,682,000      $   9,853,000      $   3,240,000     $   2,829,000
                                                        =============      =============      =============     =============

16. Information by operating segment for the nine months and three months ended July 31, 2003 and 2002, respectively, for the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, is as follows:

                                                                                                  Other,
                                                                    Segment                     Primarily
                                                        --------------------------------      Corporate and     Consolidated
                                                             FSG                ETG           Intersegment         Totals
                                                        -------------      -------------      -------------     -------------
For the nine months ended July 31, 2003:
---------------------------------------
Net sales                                               $  95,004,000      $  34,102,000      $    (315,000)    $ 128,791,000
Depreciation and amortization                               2,434,000          1,012,000            308,000         3,754,000
Operating income                                           14,336,000          5,374,000         (3,149,000)       16,561,000
Capital expenditures                                          902,000          2,231,000              4,000         3,137,000

For the nine months ended July 31, 2002:
---------------------------------------
Net sales                                               $  88,316,000      $  38,734,000      $    (450,000)    $ 126,600,000
Depreciation and amortization                               2,266,000            860,000            219,000         3,345,000
Operating income                                           11,683,000          8,789,000         (3,753,000)       16,719,000
Capital expenditures                                        2,775,000          1,461,000            795,000         5,031,000

For the three months ended July 31, 2003:
----------------------------------------
Net sales                                               $  32,742,000      $  12,814,000      $    (144,000)    $  45,412,000
Depreciation and amortization                                 795,000            375,000            155,000         1,325,000
Operating income                                            4,797,000          2,702,000         (1,398,000)        6,101,000
Capital expenditures                                          366,000            428,000                 --           794,000

For the three months ended July 31, 2002:
----------------------------------------
Net sales                                               $  29,724,000      $  12,970,000      $    (107,000)    $  42,587,000
Depreciation and amortization                                 799,000            295,000             70,000         1,164,000
Operating income                                            3,577,000          2,698,000         (1,321,000)        4,954,000
Capital expenditures                                          582,000            337,000            765,000         1,684,000

17. The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a significant effect on the Company's condensed consolidated financial statements.

18. As partial consideration in the acquisition of Inertial Airline Services, Inc. (IAS) in August 2001, the Company issued $5 million in HEICO Class A Common Stock (289,964 shares) and guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2002, which both parties agreed to extend to August 31, 2003. Based on the closing market price of HEICO Class A Common Stock on July 31, 2003, the Company would have had to pay the seller an additional amount of approximately $2.3 million in cash, which would have been recorded as a reduction of shareholders' equity. Concurrent with the purchase, the Company loaned the seller $5 million, which is due August 31, 2003 and is secured by the 289,964 shares of HEICO Class A Common Stock. The loan is reflected as a reduction in the equity section of the Company's consolidated balance sheet as a note receivable secured by Class A Common Stock.

19. On November 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. That requirement eliminates the requirement of APB Opinion No. 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations or financial position.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position. The disclosures made pursuant to FIN 45 may be found in Note 11.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the language of an "underlying" to conform it to language used in FIN 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial position.

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

                                                           Nine months ended July 31,           Three months ended July 31,
                                                        --------------------------------      -------------------------------
                                                            2003               2002               2003              2002
                                                        -------------      -------------      -------------     -------------
Net sales                                               $ 128,791,000      $ 126,600,000      $  45,412,000     $  42,587,000
                                                        -------------      -------------      -------------     -------------
Cost of sales                                              85,978,000         81,455,000         30,276,000        27,651,000
Selling, general and administrative expenses               26,252,000         28,426,000          9,035,000         9,982,000
                                                        -------------      -------------      -------------     -------------
Total operating costs and expenses                        112,230,000        109,881,000         39,311,000        37,633,000
                                                        -------------      -------------      -------------     -------------
Operating income                                        $  16,561,000      $  16,719,000      $   6,101,000     $   4,954,000
                                                        =============      =============      =============     =============

                                                           Nine months ended July 31,           Three months ended July 31,
                                                        --------------------------------      -------------------------------
                                                            2003               2002               2003              2002
                                                        -------------      -------------      -------------     -------------
Net sales by segment:
  FSG                                                   $  95,004,000      $  88,316,000      $  32,742,000     $  29,724,000
  ETG                                                      34,102,000         38,734,000         12,814,000        12,970,000
  Intersegment sales                                         (315,000)          (450,000)          (144,000)         (107,000)
                                                        -------------      -------------      -------------     -------------
                                                        $ 128,791,000      $ 126,600,000      $  45,412,000     $  42,587,000
                                                        =============      =============      =============     =============
Operating income by segment:
  FSG                                                   $  14,336,000      $  11,683,000      $   4,797,000     $   3,577,000
  ETG                                                       5,374,000          8,789,000          2,702,000         2,698,000
  Other, primarily corporate                               (3,149,000)        (3,753,000)        (1,398,000)       (1,321,000)
                                                        -------------      -------------      -------------     -------------
                                                        $  16,561,000      $  16,719,000      $   6,101,000     $   4,954,000
                                                        =============      =============      =============     =============

Net sales                                                       100.0%             100.0%             100.0%            100.0%
Gross profit                                                     33.2%              35.7%              33.3%             35.1%
Selling, general and administrative expense                      20.4%              22.5%              19.9%             23.4%
Operating income                                                 12.9%              13.2%              13.4%             11.6%
Interest expense                                                  0.7%               1.4%               0.6%              1.1%
Interest and other income                                         0.1%               0.1%                --                --
Gain on sale of product line                                       --                1.0%                --                --
Income tax expense                                                4.4%               4.5%               4.6%              3.5%
Minority interests                                                1.1%               0.8%               1.0%              0.5%
Net income                                                        6.7%               7.6%               7.1%              6.6%

COMPARISON OF FIRST NINE MONTHS OF FISCAL 2003 TO FIRST NINE MONTHS OF FISCAL
2002

Net Sales

Net sales for the first nine months of fiscal 2003 totaled $128.8 million, compared to net sales of $126.6 million for the first nine months of fiscal 2002. The increase in net sales reflects an increase of $6.7 million (an 8% increase) to $95.0 million in sales from the FSG, partially offset by a decrease of $4.6 million (a 12% decrease) to $34.1 million in sales from the ETG. The FSG sales increase primarily reflects higher commercial aftermarket parts and services sales, principally attributable to sales of new products and services. The decrease in sales within the ETG primarily resulted from a decline in demand from certain foreign military customers.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 33.2% for the first nine months of fiscal 2003 as compared to 35.7% for the first nine months of fiscal 2002, reflecting lower margins within the ETG, partially offset by higher margins within the FSG. The ETG's gross profit margin decrease was primarily caused by lower foreign military sales and lower sales of other higher margin products. The FSG's gross profit margin increase was principally due to lower new product research and development expenses. Consolidated cost of sales amounts for the first nine months of fiscal 2003 and fiscal 2002 include approximately $6.5 million and $8.2 million, respectively, of new product research and development expenses. The decline in new product research and development expenses is in line with a decrease in the fiscal 2003 budget relative to actual fiscal

2002 expenses.

Selling, general and administrative (SG&A) expenses were $26.3 million and $28.4 million for the first nine months of fiscal 2003 and fiscal 2002, respectively. The decrease in SG&A expenses is mainly due to lower commission expenses within the ETG due to the lower sales discussed previously and lower corporate expenses. Corporate expenses in the first nine months of fiscal 2003 include the reversal of approximately $400,000 of professional fees that were accrued in the fourth quarter of fiscal 2002 pursuant to a contractual arrangement, which was renegotiated in the first quarter of fiscal 2003. As a percentage of net sales, SG&A expenses decreased to 20.4% for the first nine months of fiscal 2003 compared to 22.5% for the first nine months of fiscal 2002. The decrease is due to higher sales volumes within the FSG and the reduction in corporate expenses, partially offset by the lower sales within the ETG.

Operating Income

Operating income of $16.6 million for the first nine months of fiscal 2003 approximated operating income of $16.7 million for the first nine months of fiscal 2002. Operating income in the first nine months of fiscal 2003 reflects an increase from $11.7 million to $14.3 million in the Company's FSG and a $0.6 million reduction in corporate expenses, offset by a decrease from $8.8 million to $5.4 million in the Company's ETG. As a percentage of net sales, operating income decreased slightly from 13.2% in the first nine months of fiscal 2002 to 12.9% in the first nine months of fiscal 2003. The decline in operating income as a percentage of net sales reflects a decrease in the ETG's operating income as a percentage of net sales from 22.7% in the first nine months of fiscal 2002 to 15.8% in the first nine months of fiscal 2003, partially offset by an increase in the FSG's operating income as a percentage of net sales from 13.2% in the first nine months of fiscal 2002 to 15.1% in the first nine months of fiscal 2003. The decrease in the ETG's operating income and operating income as a percentage of net sales reflects the lower sales and gross profit margins discussed previously. The increase in the FSG's operating income and operating income as a percentage of net sales reflects the higher sales and lower new product development expenses discussed previously.

Interest Expense

Interest expense decreased to $.9 million in the first nine months of fiscal 2003 from $1.7 million in the first nine months of fiscal 2002. The decrease was principally due to a lower weighted average balance outstanding under the Company's Credit Facility in fiscal 2003 and lower interest rates.

Interest and Other Income

Interest and other income in the first nine months of fiscal 2003 approximated amounts in the first nine months of fiscal 2002.

Gain on Sale of Product Line

In the second quarter of fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 net of tax or $.03 per diluted share) on the sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions of the sales contract.

Minority Interests

Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. The increase from the first nine months of fiscal 2002 to the first nine months of fiscal 2003 was primarily due to higher earnings of the FSG.

Net Income

The Company's net income was $8.7 million, or $.39 per diluted share, in the first nine months of fiscal 2003 and $9.6 million, or $.43 per diluted share, in the first nine months of fiscal 2002. Net income in the first nine months of fiscal 2002 included the $765,000, or $.03 per share, after tax gain on the sale of the product line referenced above.

OUTLOOK

The Company's sales and earnings in the FSG improved for both the third quarter and first nine months of fiscal 2003 relative to the same periods of fiscal 2002. These improvements are a result of the Company's ongoing new product development efforts and also reflect some recent recovery in the commercial aerospace industry. The end of military conflict in Iraq and the subsiding impact of SARS have positively affected the commercial aerospace industry.

Sales and operating income within the Company's ETG improved in the third quarter of fiscal 2003 by 14% and 42%, respectively, compared to the second quarter of fiscal 2003. These increases reflect the shipments of some of the products whose delivery was delayed in the first half of the year.

Based on the recent strengthening of demand within the commercial aerospace industry and the Company's continued success in introducing new products and services, the Company is now targeting fiscal 2003 earnings at the high end of the previously reported range of $.50 - $.55 per diluted share on sales growth of 2% to 3% over fiscal 2002 sales.

COMPARISON OF THIRD QUARTER OF FISCAL 2003 TO THIRD QUARTER OF FISCAL 2002

Net Sales

Net sales for the third quarter of fiscal 2003 totaled $45.4 million, compared to net sales of $42.6 million for the third quarter of fiscal 2002. The increase in net sales reflects an increase of $3.0 million (a 10% increase) to $32.7 million in sales from the FSG, partially offset by a slight decrease of $0.2 million (a 1% decrease) to $12.8 million in sales from the ETG. The sales increase in the FSG primarily reflects higher commercial aftermarket parts and services sales, principally attributable to sales of new products and services and the recently improved demand within the commercial aerospace industry. Sales within the ETG primarily reflect a decline in demand from certain foreign military customers offset by the shipments of some of the products whose delivery was delayed in the first half of the year.

Gross Profits and Operating Expenses

The Company's gross profit margins averaged 33.3% for the third quarter of fiscal 2003 as compared to 35.1% for the third quarter of fiscal 2002, primarily reflecting lower margins within the ETG. The ETG's gross profit margin decrease was primarily caused by the reduced foreign military sales and lower sales of other higher margin products. Consolidated cost of sales amounts for the third quarter of fiscal 2003 and fiscal 2002 include approximately $2.3 million and $3.0 million, respectively, of new product research and development expenses.

Selling, general and administrative (SG&A) expenses were $9.0 million and $10.0 million for the third quarter of fiscal 2003 and the third quarter of fiscal 2002, respectively. The decrease in SG&A expenses is mainly due to lower commission expenses within the ETG due to the lower sales discussed above. As a percentage of net sales, SG&A expenses decreased to 19.9% for the third quarter of fiscal 2003 compared to 23.4% for the third quarter of fiscal 2002. The decrease is primarily due to the higher sales volumes within the FSG and lower commission expenses within the ETG.

Operating Income

Operating income totaled $6.1 million in the third quarter of fiscal 2003 versus $5.0 million for the third quarter of fiscal 2002. The increase in operating income reflects an increase from $3.6 million to $4.8 million in the Company's FSG. Operating income of the ETG was $2.7 million for the third quarter of fiscal 2003 and 2002. As a percentage of net sales, operating income increased from 11.6% in the third quarter of fiscal 2002 to 13.4% in the third quarter of fiscal 2003. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 12.0% in the third quarter of fiscal 2002 to 14.7% in the third quarter of fiscal 2003 and a slight increase in the ETG's operating income as a percentage of net sales from 20.8% in the third quarter of fiscal 2002 to 21.1% in the third quarter of fiscal 2003. The increase in the FSG's operating income and operating income as a percentage of net sales reflects the higher sales and lower new product development expenses discussed previously.

Interest Expense

Interest expense decreased $166,000 from $473,000 in the third quarter of fiscal 2002 to $307,000 in the third quarter of fiscal 2003. The decrease was principally due to a lower weighted average balance outstanding under the Company's Credit Facility in the third quarter of fiscal 2003 and lower interest rates.

Interest and Other Income

Interest and other income in the third quarter of fiscal 2003 approximated amounts in the third quarter of fiscal 2002.

Minority Interests

Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. The increase from the third quarter of fiscal 2002 to the third quarter of fiscal 2003 was primarily due to higher earnings of the FSG.

Net Income

The Company's net income was $3.2 million, or $.15 per diluted share, in the third quarter of fiscal 2003 and $2.8 million, or $.13 per diluted share, in the third quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash primarily from its operating activities and financing activities, including borrowings under long-term credit agreements.

Principal uses of cash by the Company include payments of interest and principal on debt, capital expenditures, acquisitions and increases in working capital.

The Company believes that its operating cash flow and available borrowings under the Company's Credit Facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

The Company's cash flow from operating activities was $18.1 million for the first nine months of fiscal 2003, consisting primarily of net income of $8.7 million, depreciation and amortization of $3.8 million, a deferred income tax provision of $2.9 million, minority interests in consolidated subsidiaries of $1.4 million, and a decrease in net operating assets of $1.0 million.

Investing Activities

Cash used in investing activities during the first nine months of fiscal 2003 related primarily to capital expenditures totaling $3.1 million for building improvements at certain manufacturing facilities and equipment purchases. In addition, acquisitions and related costs of $1.5 million primarily pertain to an acquisition, through a subsidiary, of substantially all of the assets and business of an unrelated entity and contingent purchase price payments to previous owners of acquired businesses.

Financing Activities

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

Cash used in financing activities during the first nine months of fiscal 2003 primarily related to net payments totaling $12.0 million on the Company's new Credit Facility and its former credit facility as well as the payment of cash dividends totaling $1.1 million.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position. The disclosures made pursuant to FIN 45 may be found in Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the language of an "underlying" to conform it to language used in FIN 45, and amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial position.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters may differ materially from that discussed as a result of factors, including, but not limited to: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause our costs to complete contracts to increase; governmental and regulatory demands, export policies and restrictions, military program funding by U.S. and non-U.S. Government agencies or competition on military programs, which could reduce our sales; HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aerospace, defense and electronics industries, which could negatively impact our costs and revenues. For an enterprise such as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's 2002 Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of July 31, 2003, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $111,000 on an annual basis.

                         Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                10.1 Revolving Credit Agreement, dated as of May 15, 2003, among HEICO Corporation and SunTrust Bank, as Administrative Agent, is incorporated by reference to
                        Exhibit 10.1 to the Form 8-K filed on May 29, 2003.

                31.1    Section 302 Certification of the Chief Executive
                        Officer.*

                31.2    Section 302 Certification of the Chief Financial
                        Officer.*

                32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

                32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

        ----------
        *   Filed herewith.
        **  Furnished herewith.

        (b)     Reports on Form 8-K:

                A report on Form 8-K was filed on May 29, 2003, which included a press release announcing the Company's financial results for the second quarter ended April 30, 2003. Also included in this filing is a copy of the Revolving Credit Agreement related to a new $120 million revolving credit facility the Company entered into in May 2003, which replaced its former $120 million credit facility.

                A report on Form 8-K was filed on July 31, 2003, which contains a notice dated July 17, 2003 to the members of the board of directors and executive officers of the Company concerning a temporary suspension of trading in securities of HEICO Corporation. The temporary suspension, also called a "blackout period," is a result of changes in the recordkeeper and investment options of the HEICO Savings and Investment Plan.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEICO CORPORATION
                                          -----------------------
                                            (Registrant)

Date: August 29, 2003                     By: /s/ Thomas S. Irwin
                                              -------------------
                                          Thomas S. Irwin
                                          Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)