Form 10-K
period 2003-10-31
HEICO CORP
filed 2004-01-12
CIK 46619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended October 31, 2003 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________to______________

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

        Rights to Purchase Series B Junior Participating Preferred Stock Rights to Purchase Series C Junior Participating Preferred Stock
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $125,000,000 based on the closing price of Common Stock and Class A Common Stock as of April 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange.

        The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003:

          Common Stock, $.01 par value                 9,691,095 shares
          Class A Common Stock, $.01 par value        14,154,628 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III. See
Item 15(a)(3) beginning on page 61 for a listing of exhibits.

================================================================================

                                HEICO CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                        Page
                                                                                                         No.
                                                                                                        ----
PART I
  Item 1.  Business..................................................................................     2
  Item 2.  Properties................................................................................    11
  Item 3.  Legal Proceedings.........................................................................    12
  Item 4.  Submission of Matters to a Vote of Security Holders.......................................    12

PART II
  Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters......................    13
  Item 6.  Selected Financial Data...................................................................    15
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....    16
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk................................    27
  Item 8.  Financial Statements and Supplementary Data...............................................    29
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    59
  Item 9A. Controls and Procedures...................................................................    59

PART III
  Item 10. Directors and Executive Officers of the Registrant........................................    60
  Item 11. Executive Compensation....................................................................    60
  Item 12. Security Ownership of Certain Beneficial Owners and Management............................    60
  Item 13. Certain Relationships and Related Transactions............................................    60
  Item 14. Principal Accounting Fees and Services....................................................    60

PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    61

SIGNATURES...........................................................................................    65

        Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

        . Lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services;

        . Product specification costs and requirements, which could cause our costs to complete contracts to increase;

        . Governmental and regulatory demands, export policies and restrictions, military program funding by U.S. and non-U.S. Government agencies or competition on military programs, which could reduce our sales;

        . HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; and

        . HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, HEICO's ability to continue to control costs and maintain quality, HEICO's ability to manage customer credit and interest rate risks and economic conditions within and outside of the aerospace, defense and electronics industries, which could negatively impact our costs and revenues.

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

        HEICO Corporation ("HEICO," "we," "us," "our" or "the Company") believes it is the world's largest manufacturer of Federal Aviation Administration
(FAA)-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers (OEMs) and their subcontractors. HEICO is also a leading manufacturer of certain electronic equipment to the aerospace, defense, medical, telecommunications and electronics industries. The Company's businesses are comprised of two operating segments, the Flight Support Group
(FSG) consisting of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries and the Electronic Technologies Group (ETG) consisting of HEICO Electronic Technologies Corp. (HEICO Electronic) and its subsidiaries. The FSG uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the FSG repairs, refurbishes and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers and aircraft repair companies, and manufactures thermal insulation products and other component parts primarily for aerospace, defense and commercial applications. In fiscal 2003, the FSG accounted for 73% of our revenues. The ETG designs, manufactures and sells various types of electronic and electro-optical products, including infrared simulation and test equipment, hybrid laser rangefinder receivers, electrical power supplies, back-up power supplies, electromagnetic interference and radio frequency interference shielding, high power laser diode drivers, amplifiers, photodetectors, amplifier modules and flash lamp drivers. In addition, the ETG also repairs and overhauls inertial navigation systems and other avionics, instruments and components for commercial, military and business aircraft operators. In fiscal 2003, the ETG accounted for 27% of our revenues.

        We have continuously operated in the aerospace industry for over 40 years. Since assuming control in 1990, current management has achieved significant sales and profit growth through expanded product offerings, an expanded customer base, increased research and development expenditures and the completion of acquisitions. Since fiscal 1996, we have added thirteen subsidiaries to our FSG and five subsidiaries to our ETG through acquisitions. See Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details of our most recent acquisitions. As a result of internal growth and acquisitions, our revenues from continuing operations have grown from $34.6 million in fiscal 1996 to $176.5 million in fiscal 2003, a compound annual growth rate of approximately 26% over the seven-year period.

        In October 1997, we entered into a strategic alliance with Lufthansa Technik AG (Lufthansa), the technical services subsidiary of Lufthansa German Airlines AG. Lufthansa is the world's largest independent provider of engineering and maintenance services for aircraft components and jet engines and supports over 200 airlines, governments and other customers. As part of the transaction, Lufthansa acquired a 20% minority interest in HEICO Aerospace, and partially funded the accelerated development of additional FAA-approved replacement parts for jet engines and aircraft components over the subsequent four years pursuant to a research and development cooperation agreement. This strategic alliance has enabled us to expand domestically and internationally by enhancing our ability to (i) identify key jet engine and aircraft component replacement parts with significant profit potential by utilizing Lufthansa's extensive operating data on engine and component parts, (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa's testing and diagnostic resources, and (iii) broaden our customer base by capitalizing on Lufthansa's established relationships and alliances within the airline industry.

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

        In May 2002, we entered into a strategic relationship with United Airlines, Inc. (United Airlines) through our subsidiary, HEICO Aerospace. The strategic relationship provides for the acceleration of HEICO's efforts in developing a broad range of jet engine and aircraft component replacement parts for FAA approval. United Airlines has agreed to purchase these newly developed parts, and most of HEICO Aerospace's current FAA-approved parts product line, on an exclusive basis from HEICO Aerospace.

        In February 2003 and March 2003, we entered into five-year parts supply and development agreements with Delta Air Lines, Inc. (Delta) and Air Canada, respectively through our subsidiary, HEICO Aerospace. These strategic relationships are the fourth and fifth such unique relationship between HEICO Aerospace and a major international airline. These relationships will accelerate HEICO's efforts in developing aircraft and engine parts slated for FAA approval. Delta and Air Canada have each agreed to purchase these newly developed parts and most of HEICO Aerospace's current FAA-approved parts on an exclusive basis from HEICO Aerospace.

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

        As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the FSG increased from approximately $300,000 in 1991 to approximately $7.0 million in fiscal 2003. We believe that our FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

        Our expanded research and development activities have included development of more complex jet engine and aircraft component replacement parts. In October 1999, we received our first PMA for a compressor blade from the FAA and we are continuing research and development of other complex parts. We believe the development and sale of complex parts represents a significant long-term market opportunity. In fiscal 2003, the FAA granted us PMAs for approximately 300 new parts; however, no assurance can be given that the FAA will continue to grant PMAs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

Continuing Impact of September 11, 2001 and the Economic Softness Thereafter

        In the aftermath of the September 11, 2001 terrorist attacks and the weak economy that followed, passenger traffic on commercial flights has been significantly lower than prior to the attacks. In addition, many commercial airlines have reduced their operating schedules and are struggling to return to profitability. As a result, we have seen a direct decline in sales to commercial aerospace markets, particularly sales of JT8D PMA replacement parts. However, over 70% of our PMA parts offered for sale are non-JT8D and we are continually working to increase our market penetration on non-JT8D parts and to develop new FAA-approved replacement parts. In fiscal 2003, only approximately one-third of the total of our sales of PMA parts were JT8D related.

        We believe our products and services offer our customers substantial opportunities for cost savings. In addition, our diversification of operations beyond the commercial aerospace markets we have historically served has cushioned the impact of the events of September 11, 2001 and the economic softness thereafter. Revenues from the defense industry and other markets, including industrial, medical, electronics and telecommunications, represented approximately one-third of our total Company-wide revenues in fiscal 2003 with defense customers representing approximately 22% of revenues.

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

        Products of the ETG include:

        . Electro-optical Infrared Simulation and Test Equipment. The ETG is a leading international designer and manufacturer of state-of-the-art aerospace and defense electro-optical infrared simulation and test equipment. These products include high precision blackbody sources, optical systems and fully integrated test calibration systems. In addition, the MIRAGE IR Scene Simulator is used to project infrared scenes to assist with product development and training for complex infrared targeting and imaging systems and other items.

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

        . Repair and Overhaul Services. The ETG is engaged in the repair and overhaul of inertial navigation systems which are used by commercial and military aircraft operators to ascertain their location during flight operations. In addition, the ETG also repairs and overhauls various avionics, instruments and other components for a wide array of commercial, military and business aircraft operators.

        In December 2003, we expanded our capabilities within the ETG by an acquisition within the satellite microwave component industry. See Note 17 to the Consolidated Financial Statements for additional information.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        See Note 14 to the Consolidated Financial Statements for financial information by operating segment and information about foreign and domestic operations as well as export sales.

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

        We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry and telecommunications companies as well as medical, scientific and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 27% of total net sales during the year ended October 31, 2003.

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

BACKLOGS

        Our total backlog of unshipped orders was $34.6 million on October 31, 2003 versus $36.3 million on October 31, 2002. Our FSG had a backlog of unshipped orders as of October 31, 2003 of $12.7 million as compared to $13.1 million as of October 31, 2002. This backlog excludes forecasted shipments for certain contracts of the FSG pursuant to which customers provide only estimated annual usage and not firm purchase orders. Our backlogs within the FSG are typically short-lead in nature with many product orders being received within the month of shipment. Our ETG had a backlog of $21.9 million as of October 31, 2003 as compared to $23.1 million as of October 31, 2002. Substantially all of the backlog of orders as of October 31, 2003 are expected to be delivered during fiscal 2004.

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

EMPLOYEES

        As of October 31, 2003, we had 1,011 full-time employees, of which 744 were in the FSG, 254 were in the ETG, and 13 were corporate. None of our employees are represented by a union. We believe that our employee relations are good.

AVAILABLE INFORMATION

        Our Internet web site address is http://www.heico.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information contained on or through our web site is not incorporated into this annual report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The Executive Officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The names and ages of, and offices held by, the executive officers of the Company are as follows:

NAME                    AGE    POSITION(s)                                           DIRECTOR SINCE
----                    ---    -----------                                           --------------
Laurans A. Mendelson    65     Chairman of the Board, President and Chief             1989
                                Executive Officer
Thomas S. Irwin         57     Executive Vice President and Chief Financial
                                Officer
Eric A. Mendelson       38     Executive Vice President and Director, President       1992
                                and Chief Executive Officer of HEICO
                                Aerospace Holdings Corp.
Victor H. Mendelson     36     Executive Vice President, General Counsel and          1996
                                Director, President and Chief Executive Officer
                                of HEICO Electronic Technologies Corp.
James L. Reum           72     Executive Vice President of HEICO
                                Aerospace Holdings Corp.

        Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. Mr. Mendelson has also served as Chief Executive Officer of the Company since February 1990, and as President of the Company since September 1991. Mr. Mendelson is a member of the Finance Committee of the Aerospace Industries Association in Washington, D.C. and frequently serves on its board of governors. Mr. Mendelson is also a member of the Board of Trustees, the Executive Committee and Founders Club of Mount Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson served as a Trustee of Columbia University in The City of New York from 1995 to 2001, as well as, Chairman of the Trustees' Audit Committee. Mr. Mendelson currently serves as Trustee Emeritus of Columbia University and maintains membership positions on the Trustee Committees he had before becoming Trustee Emeritus. Mr. Mendelson is a Certified Public Accountant. Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

        Thomas S. Irwin has served as Executive Vice President and Chief Financial Officer of the Company since September 1991 and served as Senior Vice President of the Company from 1986 to 1991 and Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant.

        Eric A. Mendelson has served as Executive Vice President of the Company since 2001, Vice President of the Company from 1992 to 2001, and has been President and Chief Executive Officer of HEICO Aerospace, a subsidiary of the Company, since its formation in 1997 and President of HEICO Aerospace Corporation since 1993. He also served as President of HEICO's Jet Avion Corporation, a wholly owned subsidiary of HEICO Aerospace, from 1993 to 1996 and served as Jet Avion's Executive Vice President and Chief Operating Officer from 1991 to 1993. From 1990 to 1991, Mr. Mendelson was Director of Planning and Operations of the Company. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation (MIC), a private investment company, which is a shareholder of HEICO. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

        Victor H. Mendelson has served as Executive Vice President of the Company since 2001, Vice President of the Company from 1996 to 2001, as President and Chief Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of the Company, since September 1996 and as General Counsel of the Company since 1993. He served as Executive Vice President of the Company's former MediTek Health Corporation subsidiary from 1994 and its Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company, developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President of MIC, a private investment company, which is a shareholder of HEICO. He is a Trustee of the Greater Miami Chamber of Commerce and a Director of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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

ITEM 2. PROPERTIES

        The Company owns or leases a number of facilities, which are utilized by its Flight Support Group (FSG), Electronic Technologies Group (ETG), and Corporate office. Summary information on the facilities utilized within the FSG and the ETG to support its principal operating activities is as follows:

FLIGHT SUPPORT GROUP

        Manufacture of Jet Engine and Aircraft Component Replacement Parts

        Location        Square footage   Owned/Leased   Description
        -------------   --------------   ------------   -----------------------------------------
        Florida                121,000       Owned      Manufacturing and engineering facilities,
                                                         warehouse and corporate headquarters
        Florida                  2,000       Leased     Engineering facility
        California              93,000       Leased     Manufacturing and engineering facility
        New Mexico              35,000       Leased     Manufacturing and engineering facility
        Georgia                 38,000       Owned      Manufacturing and engineering facility
        Washington              16,000       Leased     Manufacturing and engineering facilities
        Connecticut             10,000       Leased     Manufacturing and engineering facility
        Tennessee                6,000       Leased     Manufacturing and engineering facility

        Repair and Overhaul of Jet Engine and Aircraft Components

        Location        Square footage   Owned/Leased   Description
        -------------   --------------   ------------   -----------------------------------------
        Florida                104,000       Owned      Overhaul and repair facility
        Florida                 10,000       Leased     Overhaul and repair facility
        California              54,000       Leased     Overhaul and repair facilities

ELECTRONIC TECHNOLOGIES GROUP

        Manufacture of Electronic and Electro-Optical Equipment

        Location        Square footage   Owned/Leased   Description
        -------------   --------------   ------------   -----------------------------------------
        Florida                 59,000       Leased     Manufacturing and engineering facilities
        California              26,000       Leased     Manufacturing and engineering facility

        Repair and Overhaul of Aircraft Electronic Equipment

        Location        Square footage   Owned/Leased   Description
        -------------   --------------   ------------   -----------------------------------------
        Ohio                    21,000       Leased     Overhaul and repair facility

CORPORATE

        Location        Square footage       Owned/Leased   Description
        -------------   --------------       ------------   -----------------------------------------
        Florida             4,000/(1)/          Owned       Corporate headquarters and administrative
                                                             offices

----------
(1) Represents the square footage of administrative offices within Florida. The square footage of the Company's corporate headquarters is included within the square footage for Florida under the caption "FSG - Manufacture of Jet Engine and Aircraft Component Replacement Parts."

        All of the facilities listed in this Item 2 are in good operating condition, are well maintained and are in regular use. The Company believes that its existing facilities are sufficient to meet its operational needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in various legal actions arising in the normal course of business. Based upon the amounts sought by the plaintiffs in these actions, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock and Class A Common Stock are listed and traded on the New York Stock Exchange (NYSE) under the symbols "HEI" and "HEI.A," respectively. The following table sets forth, for the periods indicated, the high and low share prices for the Common Stock and the Class A Common Stock as reported on the NYSE, as well as the amount of cash dividends paid per share during such periods. Lufthansa Technik AG, as a 20% shareholder of our FSG, will be entitled to 20% of any dividends paid by our FSG with the balance payable to the Company.

        On December 15, 2003, the Company's Board of Directors declared a 10% stock dividend on both classes of common stock outstanding payable in shares of Class A Common Stock on January 16, 2004 to shareholders of record as of January 6, 2004. The quarterly high and low share prices and cash dividends per share amounts set forth below have been adjusted retroactively to give effect to the stock dividend.

                                  COMMON STOCK

                                                                           CASH DIVIDENDS
                                                        HIGH       LOW        PER SHARE
                                                     ---------  ---------  --------------
FISCAL 2002:
  First Quarter ..............................       $   16.45  $   12.45     $    .023
  Second Quarter .............................           15.95      12.91            --
  Third Quarter ..............................           15.68      10.18     $    .023
  Fourth Quarter .............................           12.17       6.95            --

FISCAL 2003:
  First Quarter ..............................       $   11.09  $    8.18     $    .023
  Second Quarter .............................           10.11       6.68            --
  Third Quarter ..............................           11.58       6.75     $    .023
  Fourth Quarter .............................           14.30       9.16            --

        As of December 31, 2003, there were 1,038 holders of record of the Company's Common Stock.

                              CLASS A COMMON STOCK

                                                                           CASH DIVIDENDS
                                                        HIGH       LOW        PER SHARE
                                                     ---------  ---------  --------------
FISCAL 2002:
  First Quarter ..............................       $   12.95  $    9.68     $    .023
  Second Quarter .............................           13.16      11.05            --
  Third Quarter ..............................           13.17       8.36     $    .023
  Fourth Quarter .............................            9.44       5.32            --

FISCAL 2003:
  First Quarter ..............................       $    8.64  $    6.59     $    .023
  Second Quarter .............................            7.79       5.18            --
  Third Quarter ..............................            8.63       5.53     $    .023
  Fourth Quarter .............................           11.43       7.10            --

        As of December 31, 2003, there were 1,044 holders of record of the Company's Class A Common Stock.

DIVIDEND POLICY

        The Company has historically paid regular semi-annual cash dividends on both classes of its common stock. In fiscal 2003, HEICO paid its 50th consecutive semi-annual cash dividend since 1979. HEICO's Board of Directors presently intends to continue the payment of regular semi-annual cash dividends on both classes of its common stock. The Company's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about the Company's equity compensation plans as of October 31, 2003. All common share data and per share data has been adjusted retroactively to give effect to a 10% stock dividend payable in shares of Class A Common Stock on January 16, 2004 as further detailed in Note 17 to the Consolidated Financial Statements.

                                                                                     NUMBER OF SECURITIES
                                                NUMBER OF                            REMAINING AVAILABLE
                                            SECURITIES TO BE    WEIGHTED-AVERAGE     FOR FUTURE ISSUANCE
                                               ISSUED UPON        EXERCISE PRICE         UNDER EQUITY
                                               EXERCISE OF        OF OUTSTANDING      COMPENSATION PLANS
                                               OUTSTANDING           OPTIONS,        (EXCLUDING SECURITIES
                                            OPTIONS, WARRANTS     WARRANTS AND     REFLECTED IN COLUMN (a))
PLAN CATEGORY                                 AND RIGHTS (a)        RIGHTS (b)                 (c)
----------------------------------------   ------------------   ----------------   -------------------------
Equity compensation plans approved by
 security holders/(1)/                              3,921,283   $           8.27                    166,423

Equity compensation plans not approved
 by security holders/(2)/                             527,392   $          11.19                          -
                                           ------------------                      ------------------------
Total                                               4,448,675   $           8.62                    166,423
                                           ==================                      ========================

----------
(1) Represents aggregated information pertaining to the Company's three equity compensation plans: the 1993 Stock Option Plan, the Non-Qualified Stock Option Plan and the 2002 Stock Option Plan. See Note 9 to the Consolidated Financial Statements for further information regarding these plans.

(2) Represents stock options granted to two former shareholders of Santa Barbara Infrared, Inc. (SBIR) pursuant to employment agreements entered into in connection with the Company's acquisition of SBIR in fiscal 1999. Such stock options were fully vested and transferable at the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            FOR THE YEAR ENDED OCTOBER 31, /(1)/
                                                     -------------------------------------------------------------------------------
                                                         1999           2000               2001           2002               2003
                                                     ------------   ------------       ------------   ------------      ------------
                                                                       (in thousands, except per share data)
OPERATING DATA:
Net sales ........................................   $    141,269   $    202,909       $    171,259   $    172,112      $    176,453
                                                     ------------   ------------       ------------   ------------      ------------
Gross profit .....................................         57,532         75,811             71,146         61,502            58,104
Selling, general and administrative expenses .....         24,717         37,888             40,155         39,102            34,899
                                                     ------------   ------------       ------------   ------------      ------------

Operating income .................................         32,815         37,923             30,991         22,400            23,205
                                                     ------------   ------------       ------------   ------------      ------------
Interest expense .................................          2,173          5,611              2,486          2,248             1,189
                                                     ------------   ------------       ------------   ------------      ------------
Interest and other income ........................            894            929              1,598             97                93
                                                     ------------   ------------       ------------   ------------      ------------
Gain on sale of product line .....................             --         17,296/(2)/            --          1,230/(3)/           --
                                                     ------------   ------------       ------------   ------------      ------------

Income (loss):
    From continuing operations ...................         16,337         27,739/(2)/        15,833         15,226/(4)/       12,222
    From gain on sale of discontinued operations .             --         (1,422)/(5)/           --             --                --
                                                     ------------   ------------       ------------   ------------      ------------
Net income .......................................   $     16,337   $     26,317/(2)/  $     15,833   $     15,226/(4)/ $     12,222
                                                     ============   ============       ============   ============      ============
Weighted average number of common shares
 outstanding:/(6)/
    Basic ........................................         19,726         21,026             21,917         23,004            23,237
    Diluted ......................................         23,483         24,099             24,536         24,733            24,531

PER SHARE DATA:/(6)/
Income from continuing operations:
    Basic ........................................   $        .83   $       1.32/(2)/  $        .72   $        .66/(4)/ $        .53
    Diluted ......................................            .70           1.15/(2)/           .65            .62/(4)/          .50
Net income:
    Basic ........................................            .83           1.25/(2)/           .72            .66/(4)/          .53
    Diluted ......................................            .70           1.09/(2)/           .65            .62/(4)/          .50
Cash dividends ...................................           .038           .039               .041           .045              .045

BALANCE SHEET DATA (as of October 31):
Working capital ..................................   $     63,278   $     55,469       $     71,515   $     69,235      $     71,798
Total assets .....................................        273,163        281,732            325,640        336,332           333,244
Total debt (including current portion) ...........         73,501         40,042             67,014         55,986            32,013
Minority interests in consolidated subsidiaries ..         30,022         33,351             36,845         38,313            40,577
Shareholders' equity .............................        139,289        169,844            188,769        207,064           221,518

----------
(1) Results include the results of acquisitions and disposition of a product line from each respective effective date.
(2) Represents the pretax gain on the sale of Trilectron Industries, Inc. (Trilectron) in September 2000. The gain on sale of Trilectron increased income from continuing operations and net income in fiscal 2000 by $10,542,000, or $.50 per basic share and $.44 per diluted share, net of tax.
(3) Represents an increase in the gain on sale of the Trilectron product line of $1,230,000 ($765,000, or $.03 per basic and diluted share, net of tax) resulting from the elimination of certain reserves upon expiration of indemnification provisions of the sale.
(4) Includes the recovery of a portion of taxes paid in prior years resulting from an income tax audit, which increased net income by $2,107,000, or $.09 per basic and diluted share, net of related expenses. The aggregate increase in net income from the gain on sale of a product line (see Note (3) above) and the recovery of taxes was $2,872,000, or $.12 per basic and diluted share.
(5) Represents an adjustment to the gain from sale of discontinued health care operations ($.07 per basic share and $.06 per diluted share, net of tax) that were sold in fiscal 1996.
(6) Information has been adjusted retroactively to give effect to 10% stock dividends paid in shares of Class A Common Stock in July 2000 and August 2001 and for a 10% stock dividend payable in shares of Class A Common Stock on January 16, 2004 as further detailed in Note 17 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company's operations are comprised of two operating segments, the Flight Support Group (FSG) and the Electronic Technologies Group (ETG).

        The FSG consists of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, which primarily:

        .       Manufacture Jet Engine and Aircraft Component Replacement Parts
                - The FSG designs and manufactures jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by the original equipment manufacturers. The Federal Aviation Administration (FAA) has approved these parts and they are the functional equivalent of parts sold by original equipment manufacturers. The FSG also manufactures and sells specialty parts as a subcontractor for original equipment manufacturers and the United States government.

        . Repair and Overhaul Jet Engine and Aircraft Components - The FSG repairs and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers, military aircraft operators and aircraft repair and overhaul companies.

        The ETG consists of HEICO Electronic Technologies Corp. (HEICO Electronic) and its subsidiaries, which primarily:

        . Manufacture Electronic and Electro-Optical Equipment - The ETG designs, manufactures and sells electronic and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infra-red simulation, calibration and testing equipment and electromagnetic interference shielding for commercial and military aircraft operators, electronics companies and telecommunications equipment suppliers.

        . Repair and Overhaul Aircraft Electronic Equipment - The ETG repairs and overhauls inertial navigation systems and other avionics equipment for commercial, military and business aircraft operators.

        The Company's results of operations during each of the past three fiscal years have been affected by a number of transactions. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein. For further information regarding the acquisitions and strategic alliances discussed below, see Note 2 to the Consolidated Financial Statements. The acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the effective dates of acquisition.

        During fiscal 2001, the Company acquired Analog Modules, Inc., Aero Design, Inc., Avitech Engineering Corporation, and Aviation Facilities, Inc. for an aggregate purchase price of approximately $24.6 million. In addition, the Company acquired Inertial Airline Services, Inc. for $20 million in cash and $5 million in HEICO Class A Common Stock (318,960 shares) paid at closing. The Company guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2002. Both parties originally agreed to extend the guaranty to August 31, 2003 and then subsequently to August 31, 2004. In October 2003, the seller sold 220,000 shares of the HEICO Class A Common Stock and received net proceeds of $2.1 million. Based on the closing market price of HEICO Class A Common Stock on October 31, 2003 and the value of the remaining 98,960 shares, the Company would have been required to pay the seller an additional amount of approximately $1.9 million in cash, which would have been recorded as a reduction of shareholders' equity. Concurrent with the purchase, the Company loaned the seller $5 million, which is due August 31, 2004 and was secured by the 318,960 shares of HEICO Class A Common Stock. The loan is reflected as a reduction in the equity section of the Company's consolidated balance sheet as a note receivable secured by Class A Common Stock. The $2.1 million of net proceeds was used to reduce the $5 million loan.

        During fiscal 2002 and fiscal 2003, the Company acquired Jetseal, Inc. and Niacc Technology, Inc., respectively. The purchase price of each acquisition was not significant to the Company's consolidated financial statements.

        The purchase prices of these acquisitions were paid primarily by using proceeds from the Company's credit facilities. Had the fiscal 2001, fiscal 2002, and fiscal 2003 acquisitions been made at the beginning of their respective fiscal years, the pro forma consolidated operating results would not have been materially different from the reported results.

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

        The Company's Board of Directors declared in December 2003 a 10% stock dividend on both its Common Stock and its Class A Common Stock payable in shares of its Class A Common Stock. The dividend is payable on January 16, 2004 to shareholders of record as of January 6, 2004. All common share data and per share data has been adjusted retroactively to give effect to the stock dividend.

CRITICAL ACCOUNTING POLICIES

        The Company believes that the following are its most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

        Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant impact on net income and diluted net income per share in fiscal 2003 or fiscal 2002. Changes in estimates increased net income and diluted net income per share by $700,000, or $.03 per share in fiscal 2001 as further explained in Notes 4 and 13 to the Consolidated Financial Statements.

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

Valuation of Inventories

        Portions of the inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out or the average cost basis. The remaining portions of the inventories are stated at the lower of cost or market, on a per contract basis, with estimated total contract costs being allocated ratably to all units. The effects of changes in estimated total contract costs are recognized in the period determined. Losses, if any, are recognized fully when identified.

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

Valuation of Goodwill

        Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, the Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss shall be recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any. The determination of fair value requires the Company to make a number of estimates, assumptions and judgments. If there is a material change in such assumptions used by the Company in determining fair value or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material impairment charge. Based on the annual goodwill test for impairment as of October 31, 2003, the Company determined there is no impairment of its goodwill.

        One of the Company's reporting units has experienced a decline in sales to foreign military customers over the past fiscal year. The reporting unit is actively developing various expanded capabilities, which are expected to result in sales and earnings beginning in the later half of fiscal 2004 that the Company believes will eventually more than offset the decline in foreign military sales. The timing of such sales and earnings are primarily based upon certain regulatory and sales matters. Using management's best estimates of these assumptions, the Company determined that there is no impairment of the reporting unit's goodwill as of October 31, 2003. Should the reporting unit incur a significant delay in developing the expanded capabilities and successfully selling and marketing them, the Company could be required to recognize an impairment of all or a portion of the reporting unit's goodwill, which had a carrying value of $17.0 million as of October 31, 2003.

RESULTS OF OPERATIONS

    The following table sets forth the results of the Company's operations, net sales and operating income by operating segment, and the percentage of net sales represented by the respective items in the Company's Consolidated Statements of Operations.

                                                                For the year ended October 31,
                                                      ---------------------------------------------------
                                                           2001                2002              2003
                                                      -------------       -------------     -------------
Net sales                                             $ 171,259,000       $ 172,112,000     $ 176,453,000
                                                      -------------       -------------     -------------
Cost of sales                                           100,113,000         110,610,000       118,349,000
Selling, general and administrative expenses             40,155,000          39,102,000        34,899,000
                                                      -------------       -------------     -------------
Total operating costs and expenses                      140,268,000         149,712,000       153,248,000
                                                      -------------       -------------     -------------
Operating income                                      $  30,991,000/(1)/  $  22,400,000     $  23,205,000
                                                      =============       =============     =============

Net sales by segment:
   Flight Support Group                               $ 132,459,000       $ 120,097,000     $ 128,277,000
   Electronic Technologies Group                         38,800,000          52,510,000        48,597,000
   Intersegment sales                                            --            (495,000)         (421,000)
                                                      -------------       -------------     -------------
                                                      $ 171,259,000       $ 172,112,000     $ 176,453,000
                                                      =============       =============     =============

Operating income by segment:
   Flight Support Group                               $  27,454,000       $  15,846,000     $  19,187,000
   Electronic Technologies Group                          7,835,000          11,873,000         8,497,000
   Other, primarily corporate                            (4,298,000)         (5,319,000)       (4,479,000)
                                                      -------------       -------------     -------------
                                                      $  30,991,000/(1)/  $  22,400,000     $  23,205,000
                                                      =============       =============     =============

Net sales                                                     100.0%              100.0%            100.0%
Gross profit                                                   41.5%               35.7%             32.9%
Selling, general and administrative expenses                   23.4%               22.7%             19.8%
Operating income                                               18.1%               13.0%             13.2%
Interest expense                                                1.5%                1.3%              0.7%
Interest and other income                                       0.9%                0.1%              0.1%
Gain on sale of product line                                     --                 0.7%               --
Income tax expense                                              6.7%                2.9%              4.5%
Minority interests                                              1.6%                0.8%              1.1%
Net income                                                      9.2%                8.8%              6.9%

----------
(1) For the fiscal year ended October 31, 2001, pro forma operating income as adjusted to exclude goodwill amortization as a result of the adoption of SFAS No. 142, would have been $37,826,000 including pro forma operating income of the Flight Support Group and the Electronic Technologies Group of $32,469,000 and $9,655,000, respectively.

COMPARISON OF FISCAL 2003 TO FISCAL 2002

Net Sales

        Net sales in fiscal 2003 totaled $176.5 million, up 3% when compared to net sales of $172.1 million in fiscal 2002. The increase reflects higher sales within the FSG, which increased 7% to $128.3 million in fiscal 2003 compared to $120.1 million in fiscal 2002, partially offset by lower sales within the ETG, which decreased 7% to $48.6 million in fiscal 2003 from $52.5 million in fiscal 2002. The sales increase within the FSG primarily reflects stronger repair and overhaul related sales and higher commercial aftermarket parts and services sales primarily attributable to sales of new products and services and improved demand within the commercial aerospace industry in the later half of fiscal 2003 following the end of the impact of the military conflict in Iraq and SARS. The sales decrease within the ETG is primarily attributed to a decline in demand from certain foreign military customers.

Gross Profits and Operating Expenses

        The Company's gross profit margins averaged 32.9% in fiscal 2003 as compared to 35.7% in fiscal 2002. This decrease is primarily due to lower margins within the ETG attributed to lower foreign military sales and lower sales of other higher margin products. The FSG's gross profit margins in fiscal 2003 approximated fiscal 2002 margins. Cost of sales in fiscal 2003 and fiscal 2002 includes approximately $9.2 million and $9.7 million, respectively, of new product research and development expenses net of reimbursements pursuant to cooperation and joint venture agreements. The decline in new product research and development expenses was in line with a decrease in the amount budgeted for fiscal 2003 relative to actual fiscal 2002 expenses.

        Selling, general and administrative (SG&A) expenses decreased $4.2 million to $34.9 million in fiscal 2003 from $39.1 million in fiscal 2002. The decrease in SG&A expenses is mainly due to lower commission expenses within the ETG due to the lower sales discussed previously, lower corporate expenses, and reduced bad debt expenses within the FSG. Corporate expenses include the reversal of approximately $400,000 of professional fees that were accrued in the fourth quarter of fiscal 2002 pursuant to a contractual agreement, which was renegotiated in the first quarter of fiscal 2003. Bad debt expenses were lower within the FSG in fiscal 2003 due to bankruptcy filings by certain customers in fiscal 2002. As a percentage of sales, SG&A expenses decreased to 19.8% in fiscal 2003 compared to 22.7% in fiscal 2002. The decrease is primarily due to higher sales volumes and lower bad debt expenses within the FSG, the reduction in corporate expenses, and by lower sales of products bearing higher commission rates within the ETG.

Operating Income

        Operating income increased to $23.2 million in fiscal 2003 from $22.4 million in fiscal 2002. The increase in operating income reflects higher operating income within the FSG, which increased to $19.2 million in fiscal 2003 from $15.8 million in fiscal 2002 and a $0.8 million reduction in corporate expenses, partially offset by lower operating income within the ETG, which decreased to $8.5 million in fiscal 2003 compared to $11.9 million in fiscal 2002. As a percentage of sales, operating income increased to 13.2% in fiscal 2003 from 13.0% in fiscal 2002. The increase in operating income as a percentage of sales reflects an increase in the FSG's operating income as a percentage of sales from 13.2% in fiscal 2002 to 15.0% in fiscal 2003, offset by a decrease in the ETG's operating income as a percentage of sales from 22.6% in fiscal 2002 to 17.5% in fiscal 2003. The increase in the FSG's operating income as a percentage of sales reflects the higher sales and lower bad debt expenses discussed above. The decrease in the ETG's operating income as a percentage of sales reflects the lower sales and gross profit margins discussed previously.

Interest Expense

        Interest expense decreased to $1.2 million in fiscal 2003 from $2.2 million in fiscal 2002. The decrease was principally due to a lower weighted average balance outstanding under the Company's revolving credit facilities in fiscal 2003 and lower interest rates. Additional information about the Company's credit facilities may be found within the caption "Financing Activities" which follows within this Item 7.

Interest and Other Income

        Interest and other income in fiscal 2003 approximated amounts in fiscal 2002.

Gain on Sale of Product Line

        In fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 net of tax, or $.03 per diluted share) on the sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions of the sales contract.

Income Tax Expense

        The Company's effective tax rate was 35.6% in fiscal 2003 compared to 23.0% in fiscal 2002. Income tax expense in fiscal 2002 reflects the recovery of a portion of taxes paid in prior years resulting from an income tax audit completed in fiscal 2002, which increased net income by $2.1 million, or $.09 per diluted share, net of related expenses (including professional fees and interest) as explained further in Note 7 to the Consolidated Financial Statements. The recovery of taxes paid was the principal reason for the lower effective tax in fiscal 2002. For a detailed analysis of the provision for income taxes, see Note 7 to the Consolidated Financial Statements.

Minority Interests

        Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. Minority interests increased by $2.0 million in fiscal 2003 as compared to an increase of $1.3 million in fiscal 2002 due mainly to the higher earnings within the FSG.

Net Income

        The Company's net income was $12.2 million, or $.50 per diluted share, in fiscal 2003 compared to net income of $15.2 million, or $.62 per diluted share in fiscal 2002. The lower net income in fiscal 2003 primarily reflects the effect of the income tax recovery and gain on sale of a product line in fiscal 2002, which increased net income by an aggregate of $2.9 million, or $.12 per diluted share, and higher minority interests in fiscal 2003 as discussed above offset by slightly higher operating income in fiscal 2003.

Outlook

        The Company experienced increased sales and operating income in the FSG during fiscal 2003 compared to fiscal 2002. These improvements are a result of the Company's ongoing new product development efforts and some strengthening in the commercial aviation industry.

        The Company's ETG saw improvement in sales and operating income during the second half of fiscal 2003 compared to the prior year. The increase is primarily due to strong product demand during the second half of the fiscal year and the shipment of some products whose delivery was delayed in the first half of the year.

        The Company's acquisition within the satellite microwave component industry (see Note 17 to the Consolidated Financial Statements) furthers its product and customer diversification strategy. Revenues from the defense industry and other markets, including industrial, medical, electronics and telecommunications, represented approximately one-third of the Company's total revenues in fiscal 2003.

        Based on an anticipated strengthening of the economy, the Company's continued success in introducing new products and services and the aforementioned acquisition, the Company is targeting growth in fiscal 2004 sales and earnings over fiscal 2003 results.

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

        Selling, general and administrative (SG&A) expenses decreased $1.1 million to $39.1 million in fiscal 2002 from $40.2 million in fiscal 2001. The decrease in SG&A expenses is mainly due to the elimination of goodwill amortization as required under SFAS 142, partially offset by additional SG&A expenses of newly acquired businesses and professional fees associated with a recently completed income tax audit, which resulted in the recovery of a portion of taxes paid in prior years as further explained within the caption "Income Tax Expense" which follows within this Item 7. As a percentage of sales, SG&A expenses decreased to 22.7% in fiscal 2002 compared to 23.4% in fiscal 2001. The decrease is primarily due to the elimination of goodwill amortization, partially offset by the impact of lower year-over-year sales, excluding sales from new acquisitions, and the professional fees associated with the recently completed income tax audit.

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

Interest Expense

        Interest expense decreased to $2.2 million in fiscal 2002 from $2.5 million in fiscal 2001. The decrease was principally due to lower interest rates in fiscal 2002, partially offset by a higher weighted average balance outstanding under the Company's former Credit Facility in fiscal 2002 related to borrowings made during fiscal 2001 to fund acquisitions.

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

Income Tax Expense

        Income tax expense in fiscal 2002 reflects the recovery of a portion of taxes paid in prior years resulting from a recently completed income tax audit, which increased net income by $2.1 million, or $.09 per diluted share, net of related expenses (including professional fees and interest) as explained further in Note 7 to the Consolidated Financial Statements. The recovery was the principal reason for the reduction in the Company's effective tax rate from 38.1% in fiscal 2001 to 23.0% in fiscal 2002. The elimination of goodwill amortization also contributed to the year-over-year decline in the effective tax rate. For a detailed analysis of the provision for income taxes, see Note 7 to the Consolidated Financial Statements.

Minority Interests

        Minority interests in consolidated subsidiaries represents the minority interests held in HEICO Aerospace. Minority interests decreased by $1.3 million in fiscal 2002 as compared to an increase of $2.8 million in fiscal 2001 due mainly to the lower earnings within the FSG.

Net Income

        The Company's net income was $15.2 million, or $.62 per diluted share, in fiscal 2002 compared to net income of $15.8 million, or $.65 per diluted share in fiscal 2001. The slightly lower net income in fiscal 2002 reflects the lower operating income discussed above, partially offset by the income tax recovery, gain on sale of product line, and lower minority interests as discussed above. Net income for fiscal 2001 as adjusted on a pro forma basis for the adoption of SFAS 142 would have been $20.2 million, or $.82 per diluted share.

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

Operating Activities

        Cash flow from operations was $27.9 million for fiscal 2003, principally reflecting net income of $12.2 million, depreciation and amortization of $5.1 million, deferred income tax provision of $3.5 million, minority interests in consolidated subsidiaries of $2.0 million, and a decrease in net operating assets of $4.7 million. The decrease in net operating assets (current assets used in operations net of current liabilities) primarily reflects lower inventories resulting from efforts to improve inventory turnover by reducing the level of finished goods maintained on hand.

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

        Cash flow from operations was $16.5 million for fiscal 2001, principally reflecting net income of $15.8 million, depreciation and amortization of $10.6 million, and minority interests in consolidated subsidiaries of $2.8 million, partially offset by an increase in net operating assets of $12.9 million. The increase in net operating assets (current assets used in operations net of current liabilities) primarily resulted from an increase in inventories to meet increased PMA sales and the payment of income taxes of approximately $7 million on the fiscal 2000 gain from the sale of Trilectron.

Investing Activities

        Cash used in investing activities during the three fiscal year period ended October 31, 2003 primarily relates to various acquisitions, including contingent payments, totaling $67.3 million, including $61.2 million in fiscal 2001. For further details on acquisitions, see the caption "Overview" within this Item 7. Capital expenditures aggregated to $16.6 million over the last three fiscal years, primarily reflecting the purchases of new facilities and the expansion of existing production facilities and capabilities. In fiscal 2001, the Company received $12.4 million as a result of the sale of the Trilectron product line in fiscal 2000 and also received proceeds of $9.2 million from the sale of long-term investments and property that was held for disposition.

Financing Activities

        The Company used cash provided by operating activities to make net payments on its revolving credit facilities of $24.0 million in fiscal 2003 and $11.0 million in fiscal 2002. In fiscal 2001, the Company incurred net borrowings of $27.0 million under its former revolving credit facility to fund acquisitions as further detailed within the caption "Overview" within this Item
7. For the three fiscal year period ended October 31, 2003, the Company received proceeds from stock option exercises of $3.9 million and paid cash dividends aggregating to $3.0 million.

        In May 2003, the Company entered into a new $120 million revolving credit agreement (new Credit Facility) with a bank syndicate, which contains both revolving credit and term loan features. Borrowings outstanding under the previous credit facility were repaid with borrowings under the new Credit Facility, which expires in May 2006. The new Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, and to finance acquisitions (generally not in excess of an aggregate total of $30 million over any trailing twelve-month period without the requisite approval of the bank syndicate). The Company has the option to extend the revolving credit term for two one-year periods or to convert outstanding advances as of the initial expiration date to term loans amortizing over the subsequent twelve-month period subject to requisite bank syndicate approval. Advances under the new Credit Facility accrue interest at the Company's choice of the London Interbank Offered Rate (LIBOR), or the "Base Rate," plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, or "leverage ratio"). The new Credit Facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants which require, among other things, the maintenance of a leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements. See Note 6 to the Consolidated Financial Statements for further information regarding the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

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

NEW ACCOUNTING STANDARDS

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

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 provides guidance to determine how arrangement consideration should be measured, whether an arrangement should be divided into separate units of accounting, and how arrangement consideration should be allocated among separate units of accounting. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's results of operations or financial position.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position. The disclosures made pursuant to FIN 45 may be found in Note 15 to the Consolidated Financial Statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's results of operations or financial position. The disclosures pursuant to SFAS No. 148 may be found in Notes 1 and 9 to the Consolidated Financial Statements.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall generally be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in values of financial instruments, including interest rate risk and liquidity risk. The Company engages in transactions in the normal course of business that expose it to market risks. The primary market risk to which the Company has exposure is interest rate risk, mainly related to its revolving credit facility and industrial revenue bonds, which had an aggregate outstanding balance of $32.0 million at October 31, 2003. Interest rates on the revolving credit facility borrowings are based on LIBOR plus a variable margin, while interest rates on the industrial development revenue bonds are based on variable rates. Interest rate risk associated with the Company's variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on the outstanding debt balance at October 31, 2003, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $80,000 in fiscal 2004.

        The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2003 would not have a material effect on the Company's results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       HEICO CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                                 ----
Independent Auditors' Report..................................................................    30
Consolidated Balance Sheets as of October 31, 2003 and 2002...................................    31
Consolidated Statements of Operations for the years ended October 31, 2003, 2002 and 2001.....    33
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years
 ended October 31, 2003, 2002 and 2001........................................................    34
Consolidated Statements of Cash Flows for the years ended October 31, 2003, 2002 and 2001.....    35
Notes to Consolidated Financial Statements....................................................    36

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
 Shareholders of HEICO Corporation:

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2003 and 2002, and the related consolidated statements of operations, of shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
January 9, 2004

                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           AS OF OCTOBER 31,
                                                                                   --------------------------------
                                                                                        2003              2002
                                                                                   --------------    --------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $    4,321,000    $    4,539,000
  Accounts receivable, net .....................................................       28,820,000        28,407,000
  Inventories ..................................................................       51,240,000        54,514,000
  Prepaid expenses and other current assets ....................................        6,231,000         7,811,000
  Deferred income taxes ........................................................        3,872,000         3,295,000
                                                                                   --------------    --------------
    Total current assets .......................................................       94,484,000        98,566,000
Property, plant and equipment, net .............................................       35,537,000        40,059,000
Goodwill, net ..................................................................      188,700,000       187,677,000
Other assets ...................................................................       14,523,000        10,030,000
                                                                                   --------------    --------------
    Total assets ...............................................................   $  333,244,000    $  336,332,000
                                                                                   ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           AS OF OCTOBER 31,
                                                                                   --------------------------------
                                                                                        2003              2002
                                                                                   --------------    --------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .........................................   $       29,000    $    6,756,000
  Trade accounts payable .......................................................        7,475,000         7,640,000
  Accrued expenses and other current liabilities ...............................       14,362,000        14,935,000
  Income taxes payable .........................................................          820,000                --
                                                                                   --------------    --------------
    Total current liabilities ..................................................       22,686,000        29,331,000
Long-term debt, net of current maturities ......................................       31,984,000        49,230,000
Deferred income taxes ..........................................................       10,337,000         6,240,000
Other non-current liabilities ..................................................        6,142,000         6,154,000
                                                                                   --------------    --------------
    Total liabilities ..........................................................       71,149,000        90,955,000
                                                                                   --------------    --------------
Minority interests in consolidated subsidiaries ................................       40,577,000        38,313,000
                                                                                   --------------    --------------
Commitments and contingencies (Notes 2 and 15)
Shareholders' equity:
  Preferred Stock, par value $.01 per share; Authorized -- 10,000,000 shares issuable in series; 200,000 shares designated as Series A Junior
   Participating Preferred Stock, none issued ..................................               --                --
  Common Stock, $.01 par value; Authorized -- 30,000,000 shares;
   Issued and Outstanding -- 9,690,945 and 9,380,174 shares,
   respectively ................................................................           97,000            94,000
  Class A Common Stock, $.01 par value; Authorized -- 30,000,000 shares; Issued and Outstanding -- 13,876,496 and 13,665,232
   shares, respectively (Note 17) ..............................................          117,000           116,000
  Capital in excess of par value ...............................................      155,064,000       153,847,000
  Retained earnings ............................................................       69,172,000        58,007,000
                                                                                   --------------    --------------
                                                                                      224,450,000       212,064,000
  Less: Note receivable secured by Class A Common Stock ........................       (2,932,000)       (5,000,000)
                                                                                   --------------    --------------
    Total shareholders' equity .................................................      221,518,000       207,064,000
                                                                                   --------------    --------------
    Total liabilities and shareholders' equity .................................   $  333,244,000    $  336,332,000
                                                                                   ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        FOR THE YEAR ENDED OCTOBER 31,
                                                                              --------------------------------------------------
                                                                                   2003              2002              2001
                                                                              --------------    --------------    --------------
Net sales .................................................................   $  176,453,000    $  172,112,000    $  171,259,000
                                                                              --------------    --------------    --------------
Operating costs and expenses:
  Cost of sales ...........................................................      118,349,000       110,610,000       100,113,000
  Selling, general and administrative expenses ............................       34,899,000        39,102,000        40,155,000
                                                                              --------------    --------------    --------------
Total operating costs and expenses ........................................      153,248,000       149,712,000       140,268,000
                                                                              --------------    --------------    --------------
Operating income ..........................................................       23,205,000        22,400,000        30,991,000

Interest expense ..........................................................       (1,189,000)       (2,248,000)       (2,486,000)
Interest and other income .................................................           93,000            97,000         1,598,000
Gain on sale of product line ..............................................               --         1,230,000                --
                                                                              --------------    --------------    --------------
Income before income taxes and minority interests .........................       22,109,000        21,479,000        30,103,000
Income tax expense ........................................................        7,872,000         4,930,000        11,480,000
                                                                              --------------    --------------    --------------
Income before minority interests ..........................................       14,237,000        16,549,000        18,623,000
Minority interests in consolidated subsidiaries ...........................        2,015,000         1,323,000         2,790,000
                                                                              --------------    --------------    --------------
Net income ................................................................   $   12,222,000    $   15,226,000    $   15,833,000
                                                                              ==============    ==============    ==============
Net income per share (Note 17):
  Basic ...................................................................   $          .53    $          .66    $          .72
  Diluted .................................................................   $          .50    $          .62    $          .65

Weighted average number of common shares outstanding (Note 17):
  Basic ...................................................................       23,236,841        23,003,784        21,917,458
  Diluted .................................................................       24,531,280        24,732,679        24,535,902

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                    ACCUMULATED
                                                                      CLASS A      CAPITAL IN          OTHER
                                                           COMMON     COMMON       EXCESS OF       COMPREHENSIVE
                                                           STOCK       STOCK       PAR VALUE           LOSS
                                                          --------   ---------   --------------    -------------
Balances as of October 31, 2000 .......................   $ 85,000   $  90,000   $  111,138,000    $    (632,000)
10% Common and Class A stock dividend
 paid in Class A shares ...............................         --      19,000       31,648,000               --
Shares issued in connection with business
 acquisition (Note 2) .................................         --       3,000        4,997,000               --
Exercises of stock options ............................      8,000       3,000        2,420,000               --
Tax benefit from stock option exercises ...............         --          --          334,000               --
Payment on note receivable from employee
 savings and investment plan ..........................         --          --               --               --
Cash dividends ($.041 per share) ......................         --          --               --               --
Net income for the year ...............................         --          --               --               --
Unrealized gain on investments, net of tax
 expense of $394,000 ..................................         --          --               --          632,000
Unrealized loss on interest rate swap, net of
 tax benefit of $144,000 ..............................         --          --               --         (226,000)

Comprehensive income ..................................         --          --               --               --

Other .................................................         --          --           68,000               --
                                                          --------   ---------   --------------    -------------
Balances as of October 31, 2001 .......................     93,000     115,000      150,605,000         (226,000)
Repurchase of stock ...................................         --          --         (200,000)              --
Exercises of stock options ............................      1,000       1,000          436,000               --
Tax benefit from stock option exercises ...............         --          --        2,944,000               --
Payment on note receivable from employee
 savings and investment plan ..........................         --          --               --               --
Cash dividends ($.045 per share) ......................         --          --               --               --
Net income for the year ...............................         --          --               --               --
Unrealized gain on interest rate swap, net of
 tax expense of $144,000 ..............................         --          --               --          226,000

Comprehensive income ..................................         --          --               --               --

Other .................................................         --          --           62,000               --
                                                          --------   ---------   --------------    -------------
Balances as of October 31, 2002 .......................     94,000     116,000      153,847,000               --
Repurchase of stock ...................................         --          --         (120,000)              --
Exercises of stock options ............................      3,000       1,000          985,000               --
Tax benefit from stock option exercises ...............         --          --          348,000               --
Cash dividends ($.045 per share) ......................         --          --               --               --
Net income for the year ...............................         --          --               --               --

Comprehensive income ..................................         --          --               --               --

Proceeds from shares sold in connection
 with business acquisition (Note 15) ..................         --          --               --               --
Other .................................................         --          --            4,000               --
                                                          --------   ---------   --------------    -------------
Balances as of October 31, 2003 .......................   $ 97,000   $ 117,000   $  155,064,000    $          --
                                                          ========   =========   ==============    =============

                                                             RETAINED           NOTES        COMPREHENSIVE
                                                             EARNINGS         RECEIVABLE         INCOME
                                                          --------------    -------------    -------------
Balances as of October 31, 2000 .......................   $   60,614,000    $  (1,451,000)
10% Common and Class A stock dividend
 paid in Class A shares ...............................      (31,709,000)              --
Shares issued in connection with business
 acquisition (Note 2) .................................               --       (5,000,000)
Exercises of stock options ............................               --               --
Tax benefit from stock option exercises ...............               --               --
Payment on note receivable from employee
 savings and investment plan ..........................               --          803,000
Cash dividends ($.041 per share) ......................         (900,000)              --
Net income for the year ...............................       15,833,000               --    $  15,833,000
Unrealized gain on investments, net of tax
 expense of $394,000 ..................................               --               --          632,000
Unrealized loss on interest rate swap, net of
 tax benefit of $144,000 ..............................               --               --         (226,000)
                                                                                             -------------
Comprehensive income ..................................               --               --    $  16,239,000
                                                                                             =============
Other .................................................           (8,000)              --
                                                          --------------    -------------
Balances as of October 31, 2001 .......................       43,830,000       (5,648,000)
Repurchase of stock ...................................               --               --
Exercises of stock options ............................               --               --
Tax benefit from stock option exercises ...............               --               --
Payment on note receivable from employee
 savings and investment plan ..........................               --          648,000
Cash dividends ($.045 per share) ......................       (1,045,000)              --
Net income for the year ...............................       15,226,000               --    $  15,226,000
Unrealized gain on interest rate swap, net of
 tax expense of $144,000 ..............................               --               --          226,000
                                                                                             -------------
Comprehensive income ..................................               --               --    $  15,452,000
                                                                                             =============
Other .................................................           (4,000)              --
                                                          --------------    -------------
Balances as of October 31, 2002 .......................       58,007,000       (5,000,000)
Repurchase of stock ...................................               --               --
Exercises of stock options ............................               --               --
Tax benefit from stock option exercises ...............               --               --
Cash dividends ($.045 per share) ......................       (1,055,000)              --
Net income for the year ...............................       12,222,000               --    $  12,222,000
                                                                                             -------------
Comprehensive income ..................................               --               --    $  12,222,000
                                                                                             =============
Proceeds from shares sold in connection
 with business acquisition (Note 15) ..................               --        2,068,000
Other .................................................           (2,000)              --
                                                          --------------    -------------
Balances as of October 31, 2003 .......................   $   69,172,000    $  (2,932,000)
                                                          ==============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEAR ENDED OCTOBER 31,
                                                                              --------------------------------------------------
                                                                                   2003              2002              2001
                                                                              --------------    --------------    --------------
Operating Activities:
Net income ................................................................   $   12,222,000    $   15,226,000    $   15,833,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ...........................................        5,081,000         4,532,000        10,588,000
  Gain on sale of product line ............................................               --        (1,230,000)               --
  Gain on sale of property held for disposition ...........................               --                --          (657,000)
  Gain on sale of investments .............................................               --                --          (180,000)
  Deferred income tax provision ...........................................        3,520,000         3,917,000           760,000
  Minority interests in consolidated subsidiaries .........................        2,015,000         1,323,000         2,790,000
  Tax benefit from stock option exercises .................................          348,000         2,944,000           334,000
  Change in assets and liabilities, net of acquisitions and dispositions:
    (Increase) decrease in accounts receivable ............................         (101,000)        3,421,000         1,194,000
    Decrease (increase) in inventories ....................................        3,705,000        (2,996,000)       (6,773,000)
    Decrease (increase) in prepaid expenses and other current assets ......        1,653,000        (2,967,000)         (329,000)
    (Decrease) increase in trade account payables, accrued expenses
     and other current liabilities ........................................       (1,390,000)         (588,000)        1,154,000
    Increase (decrease) in income taxes payable ...........................          820,000          (564,000)       (8,147,000)
    Other .................................................................            6,000           267,000           (37,000)
                                                                              --------------    --------------    --------------
Net cash provided by operating activities .................................       27,879,000        23,285,000        16,530,000
                                                                              --------------    --------------    --------------

Investing Activities:
  Capital expenditures ....................................................       (3,771,000)       (5,853,000)       (6,927,000)
  Acquisitions, net of cash acquired, including contingent payments .......       (1,554,000)       (4,515,000)      (61,207,000)
  Proceeds from receivable from sale of product line ......................               --                --        12,412,000
  Proceeds from sale of long-term investments .............................               --                --         7,039,000
  Proceeds from sale of property held for disposition .....................               --                --         2,157,000
  Payment received from employee savings and investment plan note
   receivable .............................................................               --           648,000           803,000
  Other ...................................................................          118,000        (1,664,000)         (160,000)
                                                                              --------------    --------------    --------------
  Net cash used in investing activities ...................................       (5,207,000)      (11,384,000)      (45,883,000)
                                                                              --------------    --------------    --------------

Financing Activities:
  (Payments) borrowings on revolving credit facilities, net ...............      (24,000,000)      (11,000,000)       27,000,000
  Proceeds from exercises of stock options ................................          989,000           438,000         2,431,000
  Cash dividends paid .....................................................       (1,055,000)       (1,045,000)         (941,000)
  Repurchases of common stock .............................................         (120,000)         (200,000)               --
  Minority interest investment ............................................          249,000                --           414,000
  Other ...................................................................        1,047,000           112,000           (25,000)
                                                                              --------------    --------------    --------------
  Net cash (used in) provided by financing activities .....................      (22,890,000)      (11,695,000)       28,879,000
                                                                              --------------    --------------    --------------

  Net (decrease) increase in cash and cash equivalents ....................         (218,000)          206,000          (474,000)
  Cash and cash equivalents at beginning of year ..........................        4,539,000         4,333,000         4,807,000
                                                                              --------------    --------------    --------------
  Cash and cash equivalents at end of year ................................   $    4,321,000    $    4,539,000    $    4,333,000
                                                                              ==============    ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

        HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace) and HEICO Electronic Technologies Corp. (HEICO Electronic) and their subsidiaries (collectively, the Company), is principally engaged in the design, manufacture and sale of aerospace, defense and electronics related products and services throughout the United States and internationally. HEICO Aerospace's principal subsidiaries include HEICO Aerospace Corporation, Jet Avion Corporation, LPI Industries Corporation, Aircraft Technology, Inc., Northwings Accessories Corporation, McClain International, Inc., Rogers-Dierks, Inc., Air Radio & Instruments Corp., Turbine Kinetics, Inc., Thermal Structures, Inc., Future Aviation, Inc., Aero Design, Inc., Avitech Engineering Corporation, HEICO Aerospace Parts Corp., Aviation Facilities, Inc., Jetseal, Inc. and Niacc Technology, Inc. HEICO Electronic's principal subsidiaries include Radiant Power Corp., Leader Tech, Inc., Santa Barbara Infrared, Inc., Analog Modules, Inc. and Inertial Airline Services, Inc. The Company's customer base is primarily the commercial airline, defense and electronics industries. As of October 31, 2003, the Company's principal operations are located in Glastonbury, Connecticut; Atlanta, Georgia; Cleveland, Ohio; Anacortes and Spokane, Washington; Corona, Fresno, Hayward, and Santa Barbara, California; and Fort Myers, Hollywood, Miami, Orlando, Sarasota, Tampa and Titusville, Florida.

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

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

        For purposes of the consolidated financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

        Portions of the inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out or the average cost basis. The remaining portions of the inventories are stated at the lower of cost or market, on a per contract basis, with estimated total contract costs being allocated ratably to all units. The effects of changes in estimated total contract costs are recognized in the period determined. Losses, if any, are recognized fully when identified.

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

        Buildings and components.....................    7 to 55 years
        Building and leasehold improvements..........    3 to 15 years
        Machinery and equipment......................    3 to 20 years

        The costs of major renewals and betterments are capitalized. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective November 1, 2001. SFAS No. 142 eliminated the amortization of goodwill. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over periods ranging from 20 to 40 years. Pursuant to SFAS No. 142, the Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstance indicate that the carrying amount of these assets may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss shall be recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any.

        The Company's intangible assets subject to amortization under SFAS No. 142 consist primarily of licenses, patents and non-compete covenants and are amortized on the straight-line method over their legal or estimated useful lives, ranging from 3 to 20 years.

FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value due to the relatively short maturity of the respective instruments. The carrying value of long-term debt approximates fair market value due to its floating interest rates.

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

        Long-term investments (included within the caption "Other assets" in the Company's consolidated balance sheet) are stated at fair value based on quoted market prices.

INTEREST RATE SWAP AGREEMENTS

        Periodically, the Company enters into interest rate swap agreements to manage interest expense related to its $120 million revolving credit facility (Credit Facility). Interest rate risk associated with the Company's variable rate Credit Facility is the potential increase in interest expense from an increase in interest rates. A derivative instrument (e.g. interest rate swap agreement) that hedges the variability of cash flows related to a recognized liability is designated as a cash flow hedge.

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

REVENUE RECOGNITION

        Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts were not material except as noted in Notes 4 and 13 to the Consolidated Financial Statements. Revenues earned from rendering services represented less than 10% of consolidated net sales for all periods presented.

LONG-TERM CONTRACTS

        Accounts receivable and accrued expenses and other current liabilities include amounts related to the production of products under fixed-price contracts exceeding terms of one year. Revenues are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contract method for certain other contracts. This method is used when the Company does not have adequate historical data to ensure that estimates are reasonably dependable.

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

        The asset, "costs and estimated earnings in excess of billings" on uncompleted percentage-of-completion contracts, included in accounts receivable, represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings," included in accrued expenses and other current liabilities, represents billings in excess of revenues recognized on contracts accounted for under either the percentage-of-completion method or the completed-contract method. Billings are made based on the completion of certain milestones as provided for in the contracts.

INCOME TAXES

        Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from periods recognized for income tax purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

NET INCOME PER SHARE

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus potentially dilutive common shares arising from the assumed exercise of stock options, if dilutive. The dilutive impact of potentially dilutive common shares is determined by applying the treasury stock method. All common share data and per share data has been adjusted retroactively to give effect to any stock dividends (see Notes 8 and 17).

STOCK BASED COMPENSATION

        The Company accounts for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for those options granted below fair market value of the underlying stock on the date of grant. The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                                              For the year ended October 31,
                                                                    --------------------------------------------------
                                                                         2003              2002              2001
                                                                    --------------    --------------    --------------
Net income, as reported .........................................   $   12,222,000    $   15,226,000    $   15,833,000

Add: Stock-based employee compensation expense included
 in reported net income, net of related tax effects .............            3,000            38,000            41,000

Deduct: Total stock-based employee compensation expense
 determined under fair value method for all awards, net of
 related tax effects ............................................       (1,724,000)       (3,883,000)       (4,395,000)
                                                                    --------------    --------------    --------------
Pro forma net income ............................................   $   10,501,000    $   11,381,000    $   11,479,000
                                                                    ==============    ==============    ==============

Net income per share:
  Basic - as reported ...........................................   $          .53    $          .66    $          .72
  Basic - pro forma .............................................   $          .45    $          .49    $          .52

  Diluted - as reported .........................................   $          .50    $          .62    $          .65
  Diluted - pro forma ...........................................   $          .43    $          .46    $          .47

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

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 provides guidance to determine how arrangement consideration should be measured, whether an arrangement should be divided into separate units of accounting, and how arrangement consideration should be allocated among separate units of accounting. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's results of operations or financial position.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN 45 effective as of its first quarter of fiscal 2003, which did not have a material effect on the Company's results of operations or financial position. The disclosures made pursuant to FIN 45 may be found in Note 15.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's results of operations or financial position. The disclosures pursuant to SFAS No. 148 may be found in Notes 1 and 9.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), which, under previous guidance, may have been classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall generally be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

2. ACQUISITIONS AND STRATEGIC ALLIANCES

ACQUISITIONS

        In April 2001, the Company, through a subsidiary, acquired substantially all of the assets and certain liabilities of Analog Modules, Inc. (AMI) for $15.6 million in cash. The purchase price was paid using proceeds from the Company's Credit Facility. AMI is engaged in the design and manufacture of electronic products primarily for use in the laser and electro-optics industries.

        In August 2001, the Company, through a subsidiary, acquired Inertial Airline Services, Inc. (IAS) pursuant to a stock purchase agreement, for $20 million in cash and $5 million in HEICO Class A Common Stock (318,960 shares) paid at closing. The Company guaranteed that the resale value of such Class A Common Stock would be at least $5 million. Concurrent with the purchase, the Company loaned the seller $5 million, which was secured by the 318,960 shares of HEICO Class A Common Stock. The purchase price, including the loan, was financed using proceeds from the Company's Credit Facility. IAS is engaged primarily in the repair and overhaul of inertial navigation systems and other avionics equipment, which are used by commercial, military and business aircraft. See
Note 15 - Commitments and Contingencies for additional disclosures related to this transaction.

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

        In November 2001, the Company, through a subsidiary, acquired certain assets and liabilities of Jetseal, Inc. (Jetseal). Jetseal is engaged in the manufacture of compression seals. In May 2003, the Company, through a subsidiary, acquired substantially all of the assets and liabilities of Niacc Technology, Inc. (Niacc). Niacc is engaged in the repair and overhaul of aircraft components and accessories principally serving the regional commuter and business aircraft market.

        All of the acquisitions described above were accounted for using the purchase method of accounting and the results of each company were included in the Company's results from their effective purchase dates. The purchase price of each acquisition was not significant to the Company's consolidated financial statements and the pro forma consolidated operating results assuming each acquisition had been consummated as of the beginning of its respective fiscal year would not have been materially different from the reported results. The costs of each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as determined by management (See Note 16 - Supplemental Disclosures of Cash Flow Information). The allocation of the purchase price for the fiscal 2003 acquisition of Niacc is preliminary while the Company obtains final information regarding the fair value of assets acquired and liabilities assumed.

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

        In February 2001, the Company entered into a joint venture with AMR to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through its subsidiary, HEICO Aerospace. As part of the joint venture, AMR will reimburse HEICO Aerospace a portion of new product research and development costs. The funds received as a result of the new product research and development costs paid by AMR generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by the joint venture, which is 16% owned by AMR. In addition, AMR and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis. See Note 11 for additional disclosures on research and development expenses.

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

        The sale of Trilectron resulted in a pretax gain in fiscal 2000 of $17,296,000 ($10,542,000 or $.44 per diluted share, net of income tax). The pretax gain is net of expenses of $10.8 million directly related to the transaction.

        In fiscal 2002, the Company recognized an additional pretax gain of $1,230,000 ($765,000 or $.03 per diluted share, net of income tax) on the sale of the Trilectron product line due to the elimination of certain reserves upon the expiration of indemnification provisions entered into in connection with the sale of Trilectron.

4. SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                                               AS OF OCTOBER 31,
                                                                       --------------------------------
                                                                            2003              2002
                                                                       --------------    --------------
        Accounts receivable ........................................   $   29,455,000    $   30,029,000
        Less: Allowance for doubtful accounts ......................         (635,000)       (1,622,000)
                                                                       --------------    --------------
              Accounts receivable, net .............................   $   28,820,000    $   28,407,000
                                                                       ==============    ==============

        In fiscal 2002 and fiscal 2001, the Company wrote off receivables aggregating to $813,000 and $577,000, respectively, as a result of bankruptcy filings by certain customers. The charges are included in selling, general and administrative expenses in the Company's consolidated statements of operations. The charges reduced fiscal 2002 and fiscal 2001 net income by $442,000 ($.02 per diluted share) and $291,000 ($.01 per diluted share), respectively. Write offs of receivables did not have a material effect on net income or diluted net income per share in fiscal 2003.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                               AS OF OCTOBER 31,
                                                                       --------------------------------
                                                                            2003              2002
                                                                       --------------    --------------
        Costs incurred on uncompleted contracts ....................   $    9,635,000    $    4,453,000
        Estimated earnings .........................................        7,861,000         4,252,000
                                                                       --------------    --------------
                                                                           17,496,000         8,705,000
        Less: Billings to date .....................................      (15,223,000)       (8,551,000)
                                                                       --------------    --------------
                                                                       $    2,273,000    $      154,000
                                                                       ==============    ==============
        Included in accompanying consolidated balance
          sheets under the following captions:
          Accounts receivable, net (costs and estimated
           earnings in excess of billings) .........................   $    3,520,000    $    1,737,000
          Accrued expenses and other current liabilities (billings
           in excess of costs and estimated earnings) ..............       (1,247,000)       (1,583,000)
                                                                       --------------    --------------
                                                                       $    2,273,000    $      154,000
                                                                       ==============    ==============

        During fiscal 2001, the Company made certain changes in estimates due to estimated costs to complete long-term contracts accounted for under the percentage-of-completion method being lower than originally projected. The change in estimates increased net income and diluted net income per share by $700,000 ($.03 per diluted share). Changes in estimates did not have a material effect on net income or diluted net income per share in fiscal 2003 or fiscal 2002.

INVENTORIES

                                                                               AS OF OCTOBER 31,
                                                                       --------------------------------
                                                                            2003              2002
                                                                       --------------    --------------
        Finished products ..........................................   $   28,958,000    $   32,501,000
        Work in process ............................................        9,333,000         8,603,000
        Materials, parts, assemblies and supplies ..................       12,949,000        13,410,000
                                                                       --------------    --------------
           Total inventories .......................................   $   51,240,000    $   54,514,000
                                                                       ==============    ==============

        Inventories related to long-term contracts were not significant as of October 31, 2003 and 2002.

PROPERTY, PLANT AND EQUIPMENT

                                                                               AS OF OCTOBER 31,
                                                                       --------------------------------
                                                                            2003              2002
                                                                       --------------    --------------
        Land .......................................................   $    1,750,000    $    2,627,000
        Buildings and improvements .................................       18,981,000        20,846,000
        Machinery and equipment ....................................       43,629,000        41,739,000
        Construction in progress ...................................        1,623,000         1,702,000
                                                                       --------------    --------------
                                                                           65,983,000        66,914,000
        Less: Accumulated depreciation .............................      (30,446,000)      (26,855,000)
                                                                       --------------    --------------
              Property, plant and equipment, net ...................   $   35,537,000    $   40,059,000
                                                                       ==============    ==============

        Depreciation and amortization expense on property, plant, and equipment amounted to approximately $4,659,000, $4,193,000 and $3,090,000 for the fiscal years ended October 31, 2003, 2002 and 2001, respectively.

        Included in the Company's property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements. The rotables are stated at a net book value of $3,912,000 and $4,417,000 as of October 31, 2003 and 2002, respectively.
Under the terms of the agreements, the customers may cancel the agreements and purchase the equipment at specified prices. The equipment is currently being depreciated over its estimated life.

        In fiscal 2003, the Company consolidated the operations of two of its Florida-based owned facilities utilized by its Flight Support Group. In the fourth quarter of fiscal 2003, the Company listed the vacated property for sale with a real estate agent and reclassified the building and associated land as held for sale. The carrying value of the property is $3,468,000 and is included within the caption "Other assets" in the Company's consolidated balance sheet.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                               AS OF OCTOBER 31,
                                                                       -------------------------------
                                                                            2003              2002
                                                                       --------------    -------------
        Accrued customer rebates and credits .......................   $    5,008,000   $    3,893,000
        Accrued employee compensation and related payroll taxes ....        4,079,000        4,714,000
        Billings in excess of costs and estimated earnings on
         uncompleted percentage-of-completion contracts ............        1,247,000        1,583,000
        Other ......................................................        4,028,000        4,745,000
                                                                       --------------   --------------
              Total accrued expenses and other current liabilities .   $   14,362,000   $   14,935,000
                                                                       ==============   ==============

        Other non-current liabilities include deferred compensation of $5,075,000 and $4,724,000 as of October 31, 2003 and 2002, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 at the beginning of fiscal 2002. Under SFAS No. 142 goodwill is no longer amortized but rather is tested at least annually for impairment.

        The following table reflects net income and net income per share for the fiscal year ended October 31, 2001 adjusted to give effect to the adoption of SFAS No. 142:

        Reported net income .........................   $   15,833,000
        Add-back after tax goodwill amortization ....        4,398,000
                                                        --------------
        Adjusted net income .........................   $   20,231,000
                                                        ==============

        Reported net income per share - basic .......   $          .72
        Add-back after tax goodwill amortization ....              .20
                                                        --------------
        Adjusted net income per share - basic .......   $          .92
                                                        ==============

        Reported net income per share - diluted .....   $          .65
        Add-back after tax goodwill amortization ....              .17
                                                        --------------
        Adjusted net income per share - diluted .....   $          .82
                                                        ==============

        The changes in the carrying amount of goodwill during fiscal 2003 by segment are as follows:

                                                                                                CONSOLIDATED
                                                                   FSG              ETG             TOTAL
                                                             --------------   --------------   --------------
        Balances as of November 1, 2002 ..................   $  118,706,000   $   68,971,000   $  187,677,000
        Goodwill acquired during the year ................          400,000               --          400,000
        Adjustments to goodwill ..........................          623,000               --          623,000
                                                             --------------   --------------   --------------
        Balances as of October 31, 2003 ..................   $  119,729,000   $   68,971,000   $  188,700,000
                                                             ==============   ==============   ==============

        The goodwill acquired during fiscal 2003 is a result of the Company's acquisition of substantially all of the assets and liabilities of Niacc Technology, Inc. in May 2003 (see Note 2 - Acquisitions). Adjustments to goodwill consist primarily of contingent purchase price payments to previous owners of acquired businesses.

        Other intangible assets are recorded within the caption "Other assets" in the Company's consolidated balance sheets. Other intangible assets subject to amortization consist primarily of licenses, patents, and non-compete covenants. The gross carrying amount of other intangible assets was $1,420,000 and $2,462,000 as of October 31, 2003 and 2002, respectively. Accumulated amortization of other intangible assets was $147,000 and $1,176,000 as of October 31, 2003 and 2002, respectively. Amortization expense of other intangible assets was $98,000, $104,000 and $408,000 for the fiscal years ended October 31, 2003, 2002 and 2001, respectively. Amortization expense for each of the next five fiscal years is expected to be $107,000 in fiscal 2004, $127,000 in fiscal 2005, $127,000 in fiscal 2006, $127,000 in fiscal 2007, and $105,000 in fiscal 2008.

6. LONG-TERM DEBT

        Long-term debt consists of:

                                                                                    AS OF OCTOBER 31,
                                                                            --------------------------------
                                                                                 2003              2002
                                                                            --------------    --------------
        Borrowings under revolving credit facility ......................   $   30,000,000    $   54,000,000
        Industrial Development Revenue Refunding Bonds -- Series 1988 ...        1,980,000         1,980,000
        Capital leases and equipment loans ..............................           33,000             6,000
                                                                            --------------    --------------
                                                                                32,013,000        55,986,000
        Less: Current maturities of long-term debt ......................          (29,000)       (6,756,000)
                                                                            --------------    --------------
                                                                            $   31,984,000    $   49,230,000
                                                                            ==============    ==============

        The aggregate amount of long-term debt maturing in each of the next five fiscal years is $29,000 in fiscal 2004, $4,000 in fiscal 2005, $15,000,000 in fiscal 2006, $15,000,000 in fiscal 2007, and $1,980,000 in fiscal 2008.

REVOLVING CREDIT FACILITY

        In May 2003, the Company entered into a new $120 million revolving credit agreement (new Credit Facility) with a bank syndicate, which contains both revolving credit and term loan features. Borrowings outstanding under the previous credit facility were repaid with borrowings under the new Credit Facility, which expires in May 2006. The new Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, and to finance acquisitions (generally not in excess of an aggregate total of $30 million over any trailing twelve-month period without the requisite approval of the bank syndicate). The Company has the option to extend the revolving credit term for two one-year periods or to convert outstanding advances as of the initial expiration date to term loans amortizing over the subsequent twelve-month period subject to requisite bank syndicate approval. Advances under the new Credit Facility accrue interest at the Company's choice of the London Interbank Offered Rate (LIBOR), or the "Base Rate," plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from 1.00% to 2.25% for LIBOR based borrowings and from .00% to .75% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from .25% to .50% (depending on the leverage ratio of the Company). The new Credit Facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants which require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements.

        As of October 31, 2003 and 2002, the Company had a total of $30 million and $54 million, respectively, borrowed under its respective $120 million revolving credit facilities at weighted average interest rates of 2.6% and 2.9%, respectively. The amounts were primarily borrowed to partially fund acquisitions (Note 2).

INDUSTRIAL DEVELOPMENT REVENUE BONDS

        The industrial development revenue bonds outstanding as of October 31, 2003 represent bonds issued by Broward County, Florida in 1988 (the 1988 bonds). The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (1.2% and 1.9% as of October 31, 2003 and 2002, respectively). The 1988 bonds as amended are secured by a letter of credit expiring February 2004 and a mortgage on the related properties pledged as collateral.

7. INCOME TAXES

        The provision for income taxes on income from continuing operations for each of the three fiscal years ended October 31 is as follows:

                                                        2003             2002             2001
                                                   --------------   --------------   --------------
        Current:
           Federal .............................   $    3,908,000   $      849,000   $    9,611,000
           State ...............................          444,000          164,000        1,109,000
                                                   --------------   --------------   --------------
                                                        4,352,000        1,013,000       10,720,000
        Deferred ...............................        3,520,000        3,917,000          760,000
                                                   --------------   --------------   --------------
        Total income tax expense ...............   $    7,872,000   $    4,930,000   $   11,480,000
                                                   ==============   ==============   ==============

        In fiscal 2002, the Company completed a tax audit of its fiscal 1998 and fiscal 1999 income tax returns with the IRS that resulted in the recovery of a portion of income taxes paid in prior years. The recovery was based on a settlement reached with the IRS under which a portion of the reimbursements received pursuant to a research and development cooperation agreement was treated as shareholder reimbursements excluded from taxable income. The recovery, net of expenses (including related professional fees and interest), increased net income in fiscal 2002 by $2.1 million ($.09 per diluted share).

        The following table reconciles the federal statutory tax rate to the Company's effective tax rate for each of the three fiscal years ended October 31:

                                                                                   2003         2002         2001
                                                                                 --------     --------     --------
        Federal statutory tax rate ...........................................       35.0%        35.0%        35.0%
        State taxes, less applicable federal income tax reduction ............        2.5          2.8          2.6
        Net tax benefits on export sales .....................................       (2.3)        (2.7)        (2.4)
        Nondeductible amortization of intangible assets ......................         --           --          2.7
        Recovery of taxes paid in prior years resulting from tax audit .......         --        (11.6)          --
        Other, net ...........................................................         .4          (.5)          .2
                                                                                 --------     --------     --------
            Effective tax rate ...............................................       35.6%        23.0%        38.1%
                                                                                 ========     ========     ========

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                               AS OF OCTOBER 31,
                                                                       --------------------------------
                                                                            2003              2002
                                                                       --------------    --------------
        Deferred tax assets:
          Inventories ..............................................   $    2,770,000    $    1,868,000
          Deferred compensation liability ..........................        2,034,000         1,769,000
          Capitalized research and development expenses ............          897,000         1,088,000
          Bad debt allowances ......................................          229,000           619,000
          Vacation accruals ........................................          269,000           384,000
          Warranty accruals ........................................          246,000           269,000
          Other ....................................................          983,000           561,000
                                                                       --------------    --------------
            Total deferred tax assets ..............................        7,428,000         6,558,000
                                                                       --------------    --------------
        Deferred tax liabilities:
          Intangible asset amortization ............................       10,841,000         7,077,000
          Accelerated depreciation .................................        2,974,000         2,355,000
          Other ....................................................           78,000            71,000
                                                                       --------------    --------------
            Total deferred tax liabilities .........................       13,893,000         9,503,000
                                                                       --------------    --------------
            Net deferred tax liability .............................   $   (6,465,000)   $   (2,945,000)
                                                                       ==============    ==============

        The net deferred tax liability is classified on the balance sheet as follows:

                                                                               AS OF OCTOBER 31,
                                                                       --------------------------------
                                                                            2003              2002
                                                                       --------------    --------------
        Current ....................................................   $    3,872,000    $    3,295,000
        Long term ..................................................      (10,337,000)       (6,240,000)
                                                                       --------------    --------------
            Net deferred tax liability .............................   $   (6,465,000)   $   (2,945,000)
                                                                       ==============    ==============

        A deferred tax charge of $144,000 relating to an unrealized gain on an interest rate swap was recorded as an adjustment to shareholders' equity in fiscal 2002. A net deferred tax charge of $250,000 relating to unrealized gains on long-term investments and an unrealized loss on an interest rate swap was recorded as an adjustment to shareholders' equity in fiscal 2001.

        No deferred tax assets or liabilities were assumed in connection with the Company's acquisitions in fiscal 2003, fiscal 2002 or fiscal 2001.

8. SHAREHOLDERS' EQUITY

PREFERRED STOCK PURCHASE RIGHTS PLAN

        The Company's Board of Directors adopted, as of November 2, 2003, a new Shareholder Rights Agreement (the "2003 Plan") to replace the expiring one (the "1993 Plan"). Pursuant to the 2003 Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of Common Stock and Class A Common Stock (with the preferred share purchase rights collectively as "the Rights"). The Rights trade with the common stock and are not exercisable or transferable apart from the Common Stock and Class A Common Stock until after a person or group either acquires 15% or more of the outstanding common stock or commences or announces an intention to commence a tender offer for 15% (formerly 30% under the 1993 Plan) or more of the outstanding common stock. Absent either of the aforementioned events transpiring, the Rights will expire as of the close of business on November 2, 2013.

        The Rights have certain anti-takeover effects and, therefore, will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Company's Board of Directors or who acquires 15% or more of the outstanding common stock without approval of the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board since they may be redeemed by the Company at $.01 per Right at any time until the close of business on the tenth day after a person or group has obtained beneficial ownership of 15% or more of the outstanding common stock or until a person commences or announces an intention to commence a tender offer for 15% (formerly 30% under the 1993 Plan) or more of the outstanding common stock. The 2003 Plan also contains a provision to help ensure a potential acquiror pays all shareholders a fair price for the Company.

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

SHARE REPURCHASES

        In accordance with the Company's share repurchase program, 22,000 shares of Class A Common Stock were repurchased at a total cost of $120,000 in fiscal 2003 and 36,300 shares of Class A Common Stock were repurchased at a total cost of $200,000 in fiscal 2002. No shares were repurchased in fiscal 2001.

STOCK DIVIDENDS

        In August 2001, the Company paid a 10% stock dividend on both classes of common stock outstanding with shares of Class A Common Stock. The 10% dividend was valued based on the closing market price of the Company's Class A Common Stock as of the day prior to the declaration date. As further detailed in Note 17, the Company's Board of Directors declared, on December 15, 2003, a 10% stock dividend on both classes of common stock outstanding payable in shares of Class A Common Stock on January 16, 2004 to shareholders of record as of January 6, 2004. All net income per share, dividend per share, price and other data per share, exercise price, stock option, and common share data has been adjusted retroactively to give effect to the stock dividends.

9. STOCK OPTIONS

        The Company currently has three stock option plans, the 1993 Stock Option Plan (1993 Plan), the Non-Qualified Stock Option Plan (NQSOP), and the 2002 Stock Option Plan (2002 Plan). In addition, the Company granted stock options to two former shareholders of Santa Barbara Infrared, Inc. (SBIR) pursuant to employment agreements entered into in connection with the Company's acquisition of SBIR in fiscal 1999. A total of 4,615,098 shares of the Company's stock are reserved for issuance to employees, directors, officers, and consultants as of October 31, 2003, including 4,448,675 shares currently under option and 166,423 shares available for future grants. Options issued under the 1993 Plan and the 2002 Plan may be designated as incentive stock options (ISOs) or non-qualified stock options (NQSOs). ISOs are granted at not less than 100% of the fair market value at the date of grant (110% thereof in certain cases) and are exercisable in percentages specified at the date of grant over a period up to ten years. Only employees are eligible to receive ISOs. NQSOs may be granted at less than fair market value and may be immediately exercisable. Options granted under the NQSOP may be granted at no less than the fair market value at the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant. The options granted pursuant to the 2002 Plan may be with respect to Common Stock and/or Class A Common Stock, in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee in its sole discretion. The stock options granted to two former shareholders of SBIR were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant. The 1993 Plan terminated in March 2003 on the tenth anniversary of its effective date. No options may be granted under the 1993 Plan after such termination date, however, options outstanding as of the termination date may be exercised pursuant to their terms. Options under all stock option plans expire not later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

        Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

                                                                            SHARES UNDER OPTION
                                                        SHARES       -------------------------------
                                                       AVAILABLE                    WEIGHTED AVERAGE
                                                       FOR GRANT       SHARES        EXERCISE PRICE
                                                      -----------    -----------    ----------------
        Outstanding as of October 31, 2000 ........       886,576      5,442,019    $           6.32
        Shares approved by Board of Directors for
         grant to former shareholders of SBIR .....       252,890             --                  --
        Granted ...................................    (1,094,720)     1,094,720    $          13.24
        Cancelled .................................       168,707       (456,947)   $          14.10
        Exercised .................................            --     (1,512,291)   $           2.64
                                                      -----------    -----------
        Outstanding as of October 31, 2001 ........       213,453      4,567,501    $           8.24
        Shares approved by Board of Directors for
         grant to former shareholders of SBIR .....       275,000             --                  --
        Shares approved by the Shareholders for the
         2002 Stock Option Plan ...................       572,000             --                  --
        Granted ...................................      (770,990)       770,990    $           9.74
        Cancelled .................................        49,128       (306,839)   $          13.75
        Exercised .................................            --       (165,151)   $           2.65
                                                      -----------    -----------
        Outstanding as of October 31, 2002 ........       338,591      4,866,501    $           8.31
        Granted ...................................      (503,250)       503,250    $           7.20
        Cancelled .................................       331,082       (334,749)   $          13.10
        Exercised .................................            --       (586,327)   $           2.30
                                                      -----------    -----------
        Outstanding as of October 31, 2003 ........       166,423      4,448,675    $           8.62
                                                      ===========    ===========

        Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2003 is as follows:

COMMON STOCK

                                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    -------------------------------------------------------   ---------------------------
                                     WEIGHTED          WEIGHTED AVERAGE                        WEIGHTED
    RANGE OF          NUMBER         AVERAGE              REMAINING             NUMBER         AVERAGE
 EXERCISE PRICES    OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE (Years)   EXERCISABLE   EXERCISE PRICE
-----------------   -----------   --------------   ------------------------   -----------   --------------
 $ 1.09 - $ 2.50        290,598   $         1.43               0.9                290,598   $         1.43
 $ 2.51 - $ 5.50        288,225   $         3.45               2.0                288,225   $         3.45
 $ 5.51 - $ 9.29        638,440   $         7.68               6.2                358,440   $         7.55
 $ 9.30 - $21.92        713,501   $        13.69               7.5                436,500   $        13.75
                    -----------   --------------   ------------------------   -----------   --------------
                      1,930,764   $         8.33               5.3              1,373,763   $         7.36
                    ===========   ==============   ========================   ===========   ==============

CLASS A COMMON STOCK

                                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    -------------------------------------------------------   ----------------------------
                                     WEIGHTED          WEIGHTED AVERAGE                        WEIGHTED
    RANGE OF          NUMBER         AVERAGE             REMAINING              NUMBER         AVERAGE
 EXERCISE PRICES    OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE (Years)   EXERCISABLE   EXERCISE PRICE
-----------------   -----------   --------------   ------------------------   -----------   --------------
 $ 1.09 - $ 2.50        290,321   $         1.43               0.8                290,321   $         1.43
 $ 2.51 - $ 5.50        382,420   $         3.99               3.9                292,209   $         3.47
 $ 5.51 - $ 9.29        918,207   $         7.66               6.8                674,096   $         7.56
 $ 9.30 - $21.92        926,963   $        14.40               6.3                649,452   $        15.28
                    -----------   --------------   ------------------------   -----------   --------------
                      2,517,911   $         8.88               5.5              1,906,078   $         8.69
                    ===========   ==============   ========================   ===========   ==============

        If there were a change in control of the Company, options for an additional 431,267 shares of Common Stock and 579,119 shares of Class A Common Stock would become immediately exercisable.

        The estimated weighted average fair value of options granted was $4.64 per share for Common Stock and $3.55 per share for Class A Common Stock in fiscal 2003, $7.30 per share for Common Stock and $5.35 per share for Class A Common Stock in fiscal 2002, and $10.21 per share for Common Stock and $8.13 per share for Class A Common Stock in fiscal 2001.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for each of the three fiscal years ended October 31:

                                                   2003                    2002                    2001
                                           --------------------    --------------------    --------------------
                                                       CLASS A                 CLASS A                 CLASS A
                                            COMMON      COMMON      COMMON      COMMON      COMMON      COMMON
                                            STOCK       STOCK       STOCK       STOCK       STOCK       STOCK
                                           --------    --------    --------    --------    --------    --------
Expected stock price volatility ........      52.65%      52.24%      53.61%      52.87%      55.65%      55.47%
Risk free interest rate ................       3.37%       3.43%       4.51%       4.12%       5.24%       5.22%
Dividend yield .........................        .26%        .33%        .25%        .32%        .30%        .34%
Expected option life (years) ...........          8           8           8           8           8           8

10. RETIREMENT PLANS

        The Company has a qualified defined contribution retirement plan (the
Plan) under which eligible employees of the Company and its participating subsidiaries may contribute up to 15% of their annual compensation as defined by the Plan. Prior to January 1, 2002, participants were able to contribute up to 10% of their annual compensation. The Company generally contributes a 25% or 50% matching contribution, as determined by the Board of Directors, based on a participant's Elective Deferral Contribution up to 6% of the Participant's compensation for the Elective Deferral Contribution period. The match is made in the Company's common stock or cash, as determined by the Company. Effective January 2002, the Company's match of employee contributions paid in common stock is based on the fair market value of the shares at the date of contribution. Prior to January 2002, the Company made matching contributions through the promissory note discussed below. The Plan also provides that the Company may contribute additional amounts in its common stock or cash at the discretion of the Board of Directors. Employee contributions can not be invested in Company stock.

        In 1992, the Company sold 987,699 shares of the Company's Common Stock and 984,242 shares of Class A Common Stock to the Plan for an aggregate price of $4,122,000 entirely financed through a promissory note with the Company. The promissory note was payable in nine equal annual installments, inclusive of principal and interest at the rate of 8% per annum, with a final installment due in September 2002. The promissory note was fully paid off effective December 2001. As the Plan accrued each payment of principal, an appropriate percentage of stock was allocated to eligible employees' accounts in accordance with applicable regulations under the Internal Revenue Code. The unallocated shares of stock collateralized the 1992 promissory note. The per share cost to the Plan for the 1992 stock sale ($2.09 per share) was determined based on the average closing market price of the Company's stock on the twenty business days prior to the effective date of the sale. In accordance with the provisions of the Plan, the Company was obligated to make cash contributions in amounts sufficient to meet the debt service requirements on the promissory note. Principal amounts repaid on the promissory note were determined based on the value of the shares released during the preceding twelve months but could not be less than the minimum annual installments required. Dividends on allocated shares were issued to participants' accounts. Dividends on unallocated shares were held in the Plan and could be used to make note payments.

        Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on number of years of service. Contributions to the Plan charged to income in fiscal 2003, fiscal 2002, and fiscal 2001 totaled $403,000, $691,000, and $493,000, respectively, exclusive of interest income earned on the note received from the Plan of $9,000 in fiscal 2002 and $52,000 in fiscal 2001.

        In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 2003, 2002 and 2001 are not material to the financial position of the Company. During fiscal 2003, fiscal 2002, and fiscal 2001, $34,000, $34,000, and $21,000, respectively, was expensed for this plan.

11. RESEARCH AND DEVELOPMENT EXPENSES

        Cost of sales amounts in fiscal 2003, fiscal 2002, and fiscal 2001 include approximately $9,224,000, $9,742,000 and $7,737,000, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements (Note 2). Such reimbursements were $1,275,000 in fiscal 2001 and were not significant in fiscal 2003 and fiscal 2002.

12. NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for each of the three fiscal years ended October 31:

                                                                 2003           2002           2001
                                                             ------------   ------------   ------------
Numerator:
  Net income .............................................   $ 12,222,000   $ 15,226,000   $ 15,833,000
                                                             ============   ============   ============

Denominator:
  Weighted average common shares outstanding - basic .....     23,236,841     23,003,784     21,917,458
  Effect of dilutive stock options .......................      1,294,439      1,728,895      2,618,444
                                                             ------------   ------------   ------------
  Weighted average common shares outstanding - diluted ...     24,531,280     24,732,679     24,535,902
                                                             ============   ============   ============

Net income per share - basic .............................   $        .53   $        .66   $        .72
Net income per share - diluted ...........................   $        .50   $        .62   $        .65

Anti-dilutive stock options excluded .....................      2,144,694      1,431,543        709,432

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                FIRST         SECOND          THIRD         FOURTH
                                                               QUARTER        QUARTER        QUARTER        QUARTER
                                                             ------------   ------------   ------------   ------------
Net sales:
  2003 ...................................................   $ 41,788,000   $ 41,591,000   $ 45,412,000   $ 47,662,000
  2002 ...................................................     41,012,000     43,001,000     42,587,000     45,512,000
  2001 ...................................................     39,650,000     41,742,000     43,845,000     46,022,000
Gross profit:
  2003 ...................................................     13,776,000     13,901,000     15,136,000     15,291,000
  2002 ...................................................     14,850,000     15,359,000     14,936,000     16,357,000
  2001 ...................................................     17,032,000     18,376,000     18,043,000     17,695,000
Net income:
  2003 ...................................................      2,834,000      2,608,000      3,240,000      3,540,000
  2002 ...................................................      2,828,000      3,970,000      2,829,000      5,599,000
  2001 ...................................................      3,908,000      4,814,000      3,964,000      3,147,000

Net income per share:
Basic
  2003 ...................................................   $        .12   $        .11   $        .14   $        .15
  2002 ...................................................            .12            .17            .12            .24
  2001 ...................................................            .18            .23            .18            .14
Diluted
  2003 ...................................................            .12            .11            .13            .14
  2002 ...................................................            .11            .16            .11            .23
  2001 ...................................................            .16            .20            .16            .13

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

        During the first and second quarters of fiscal 2001, the Company made certain changes in estimates due to estimated costs to complete long-term contracts accounted for under the percentage-of-completion method being lower than originally projected. The change in estimates increased net income and diluted net income per share by $200,000 ($.01 per diluted share) and $400,000 ($.02 per diluted share) in the first and second quarters of fiscal 2001, respectively. Changes in estimates did not have a material effect on net income or diluted net income per share in the third and fourth quarters of fiscal 2001 or in any quarter during fiscal 2003 and fiscal 2002.

        Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year may not equal the sum of the four individual quarters.

14. OPERATING SEGMENTS

        The Company has two operating segments: the Flight Support Group (FSG) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG), consisting of HEICO Electronic and its subsidiaries. See Note 1 for a list of operating subsidiaries aggregated in each reportable operating segment. The FSG designs and manufactures FAA-approved jet engine and aircraft component replacement parts, provides FAA-authorized repair and overhaul services and provides subcontracting services to OEMs in the aviation industry and the U.S. Government. The ETG designs and manufactures commercial and military power supplies, circuit board shielding, laser and electro-optical products and infrared simulation and test equipment and repairs and overhauls aircraft electronic equipment primarily for the aerospace, defense and electronics industries.

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

                                                                             OTHER,
                                                   SEGMENTS                PRIMARILY
                                         -----------------------------   CORPORATE AND    CONSOLIDATED
                                              FSG             ETG        INTERSEGMENT         TOTALS
                                         -------------   -------------   -------------    -------------
For the year ended October 31, 2003:
  Net sales                              $ 128,277,000   $  48,597,000   $    (421,000)   $ 176,453,000
  Depreciation and amortization              3,256,000       1,399,000         426,000        5,081,000
  Operating income                          19,187,000       8,497,000      (4,479,000)      23,205,000
  Total assets                             214,292,000     103,798,000      15,154,000      333,244,000
  Capital expenditures                       1,150,000       2,617,000           4,000        3,771,000

For the year ended October 31, 2002:
  Net sales                              $ 120,097,000   $  52,510,000   $    (495,000)   $ 172,112,000
  Depreciation and amortization              3,012,000       1,213,000         307,000        4,532,000
  Operating income                          15,846,000      11,873,000      (5,319,000)      22,400,000
  Total assets                             219,903,000     103,260,000      13,169,000      336,332,000
  Capital expenditures                       3,083,000       1,969,000         801,000        5,853,000

For the year ended October 31, 2001:
  Net sales                              $ 132,459,000   $  38,800,000   $          --    $ 171,259,000
  Depreciation and amortization              7,641,000       2,648,000         299,000       10,588,000
  Operating income                          27,454,000       7,835,000      (4,298,000)      30,991,000
  Total assets                             213,001,000     101,817,000      10,822,000      325,640,000
  Capital expenditures                       4,916,000       1,281,000         730,000        6,927,000

MAJOR CUSTOMER AND GEOGRAPHIC INFORMATION

        No one customer accounted for 10 percent or more of the Company's consolidated net sales during the last three fiscal years. The Company had no material sales originating or long-lived assets held outside of the United States during the last three fiscal years.

        Export sales were $47,013,000 in fiscal 2003, $51,061,000 in fiscal 2002 and $46,014,000 in fiscal 2001.

15. COMMITMENTS AND CONTINGENCIES

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

        Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

        Year ending October 31,
        2004 ..................................................   $  2,381,000
        2005 ..................................................      1,900,000
        2006 ..................................................      1,613,000
        2007 ..................................................        954,000
        2008 ..................................................        657,000
        Thereafter ............................................      1,915,000
                                                                  ------------
        Total minimum lease commitments .......................   $  9,420,000
                                                                  ============

        Total rent expense charged to operations for operating leases in fiscal 2003, fiscal 2002, and fiscal 2001 amounted to $2,768,000, $2,956,000 and
$2,217,000, respectively.

GUARANTEES

        The Company adopted FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," effective as of its first quarter of fiscal 2003. FIN 45 requires, among other things as further detailed in Note 1, disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. Such disclosures for the Company are set forth below.

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

        The Company's accounting policy for product warranties is to accrue an estimated liability at the time of shipment. Warranty reserves are included in the Company's consolidated balance sheets under the caption "Accrued expenses and other current liabilities." The amount recognized is based on historical claims cost experience. Changes in the product warranty liability for fiscal 2003 are as follows:

        Balance as of October 31, 2002.........................   $    685,000
        Accruals for warranties issued during the period.......        147,000
        Warranty claims settled during the period..............       (199,000)

                                                                  ------------
        Balance as of October 31, 2003.........................   $    633,000
                                                                  ============

        In connection with the Company's acquisition of Inertial Airline Services, Inc. in August 2001 for $20 million in cash and $5 million in HEICO Class A Common Stock (318,960 shares), the Company guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2002. Both parties originally agreed to extend the guaranty to August 31, 2003 and then subsequently to August 31, 2004. In October 2003, the seller sold 220,000 shares of the HEICO Class A Common Stock and received net proceeds of $2.1 million. Based on the closing market price of HEICO Class A Common Stock on October 31, 2003, and the value of the remaining 98,960 shares, the Company would have been required to pay the seller an additional amount of approximately $1.9 million in cash, which would have been recorded as a reduction of shareholders' equity. Concurrent with the purchase, the Company loaned the seller $5 million, which is due August 31, 2004 and was secured by the 318,960 shares of HEICO Class A Common Stock. The loan is reflected as a reduction in the equity section of the Company's consolidated balance sheet as a note receivable secured by Class A Common Stock. The $2.1 million of net proceeds was used to reduce the $5 million loan.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash paid for interest was $1,291,000, $2,407,000 and $2,379,000 in fiscal 2003, fiscal 2002, and fiscal 2001, respectively. Cash paid for income taxes was $3,460,000, $1,373,000 and $18,563,000 in fiscal 2003, fiscal 2002, and fiscal 2001, respectively.

        Non-cash investing and financing activities related to acquisitions, including contingent payments, for each of the three fiscal years ended October 31 is as follows:

                                                               2003             2002             2001
                                                           -------------    -------------    -------------
        Fair value of assets acquired:
          Liabilities assumed ..........................   $     698,000    $     247,000    $     468,000
          Less:
            Goodwill and other intangible assets .......       1,023,000        3,778,000       37,579,000
            Inventories ................................         431,000          371,000       10,882,000
            Accounts receivable ........................         312,000          351,000        3,147,000
            Property, plant and equipment ..............         408,000          258,000        8,479,000
            Other assets ...............................          78,000            4,000        1,588,000
                                                           -------------    -------------    -------------
          Cash paid, including contingent payments .....   $  (1,554,000)   $  (4,515,000)   $ (61,207,000)
                                                           =============    =============    =============

        As part of the consideration in connection with the sale of the Trilectron product line in fiscal 2000, the Company received an unsecured promissory note for $12.0 million that was paid in full in fiscal 2001 (Note 3). In connection with the purchase of IAS (Note 2), the Company issued 318,960 shares of HEICO Class A Common Stock then valued at $5 million and issued a $5 million note receivable guaranteed by the issued shares. Additionally, retained earnings was impacted by $31,709,000 in fiscal 2001 as a result of the 10% stock dividend described in Note 8. There were no significant capital lease financing activities during fiscal 2003, fiscal 2002, and fiscal 2001.

17. SUBSEQUENT EVENTS (UNAUDITED)

        In December 2003, the Company, through its HEICO Electronics Technologies Corp. subsidiary, acquired 80% of the business of Sierra Microwave Technology, Inc. (Sierra). Under the transaction, the Company formed a new subsidiary, Sierra Microwave Technology, LLC, which acquired substantially all of the assets and certain liabilities of Sierra. The new subsidiary is owned 80% by the Company and 20% by Sierra's management. The purchase price was not significant to the Company's consolidated financial statements. The purchase price was paid principally using proceeds from the Company's Credit Facility and some shares of the Company's Class A Common Stock. Sierra is engaged in the design and manufacture of certain niche microwave components used in satellites and military products.

        On December 15, 2003, the Company's Board of Directors declared a 10% stock dividend on both its Common Stock and its Class A Common Stock payable in shares of its Class A Common Stock. The dividend is payable on January 16, 2004 to shareholders of record as of January 6, 2004. All net income per share, dividend per share, price and other data per share, exercise price, stock option and common share data has been adjusted retroactively to give effect to stock dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective, based on their evaluation as of the end of the period covered by this annual report on Form 10-K.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the Directors of the Company is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 2003.

        Information concerning the Executive Officers of the Company is set forth in Item 1 of Part I hereof under the caption "Executive Officers of the Registrant."

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The code of ethics is located on the Company's Internet web site at http://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the Company's web site.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2003.

        Equity compensation plan information is set forth in Item 5 of Part II hereof under the caption "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information concerning principal accounting fees and services is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

        The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                                         PAGE(s)
                                                                                         -------
        Independent Auditors' Report..................................................   30
        Consolidated Balance Sheets at October 31, 2003 and 2002......................   31 - 32
        Consolidated Statements of Operations for the years ended October 31, 2003,
         2002 and 2001................................................................   33
        Consolidated Statements of Shareholders' Equity and Comprehensive Income
         for the years ended October 31, 2003, 2002 and 2001..........................   34
        Consolidated Statements of Cash Flows for the years ended October 31, 2003,
         2002 and 2001................................................................   35
        Notes to Consolidated Financial Statements....................................   36 - 58

(a)(2) FINANCIAL STATEMENT SCHEDULES

        No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3) EXHIBITS

EXHIBIT       DESCRIPTION
-------       -----------

  2.1    --   Amended and Restated Agreement of Merger and Plan of
              Reorganization, dated as of March 22, 1993, by and among HEICO
              Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant's
              Registration Statement on Form S-4 (Registration No. 33-57624)
              Amendment No. 1 filed on March 19, 1993.*

  2.2    --   Stock Purchase Agreement, dated August 1, 2000, by and between
              HEICO Aviation Products Corp., N/K/A HEICO Electronic Technologies
              Corp. and Hobart Brothers Company (without schedules and exhibits) is incorporated by reference to Exhibit 2.1 to Form 8-K dated
              September 14, 2000.*

  2.3    --   First Amendment to Stock Purchase Agreement, effective as of
              September 14, 2000, between HEICO Aviation Products Corp. N/K/A
              HEICO Electronic Technologies Corp. and Hobart Brothers Company is incorporated by reference to Exhibit 2.2 to Form 8-K dated
              September 14, 2000.*

  3.1    --   Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on
              March 19, 1993.*

EXHIBIT        DESCRIPTION
-------        -----------

  3.2    --   Articles of Amendment of the Articles of Incorporation of the
              Registrant, dated April 27, 1993, are incorporated by reference to
              Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated April 29, 1993.*

  3.3    --   Articles of Amendment of the Articles of Incorporation of the
              Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

  3.4    --   Articles of Amendment of the Articles of Incorporation of the
              Registrant, dated March 19, 1998, are incorporated by reference to
              Exhibit 3.4 to the Company's Registration Statement on Form S-3
              (Registration No. 333-48439) filed on March 23, 1998.*

  3.5    --   Articles of Amendment of the Articles of Incorporation of the
              Registrant, dated as of November 2, 2003.**

  3.6    --   Bylaws of the Registrant are incorporated by reference to Exhibit
              3.4 to the Form 10-K for the year ended October 31, 1996.*

  4.0    --   The description and terms of the Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunBank, N.A., as Rights Agent, dated as of November 2, 1993, incorporated by reference to Exhibit 1 to the Form 8-K dated
              November 2, 1993.*

  4.1    --   The description and terms of the Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunTrust Bank, N.A., as Rights Agent, dated as of November 2,
              2003, incorporated by reference to Exhibit 4.0 to the Form 8-K dated November 2, 2003.*

 10.1    --   Loan Agreement, dated March 1, 1988, between HEICO Corporation and
              Broward County, Florida is incorporated by reference to Exhibit
              10.1 to the Form 10-K for the year ended October 31, 1994.*

 10.2    --   SunBank Reimbursement Agreement, dated February 28, 1994, between
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

 10.5    --   Amendment, dated July 20, 2000, to the SunBank Reimbursement
              Agreement dated February 28, 1994, between HEICO Aerospace
              Corporation and SunTrust Bank is incorporated by reference to
              Exhibit 10.5 to the Form 10-K for the year ended October 31, 2000.*

EXHIBIT        DESCRIPTION
-------        -----------

 10.6    --   HEICO Savings and Investment Plan, as amended and restated
              effective as of January 1, 2002 is incorporated by reference to
              Exhibit 10.6 to the Form 10-K for the year ended October 31, 2002.*

 10.7    --   First Amendment, effective as of January 1, 2002, to the HEICO
              Savings and Investment Plan.**

 10.8    --   Second Amendment, effective as of January 1, 2002, to the HEICO
              Savings and Investment Plan.**

 10.9    --   Third Amendment, effective as of October 1, 2003, to the HEICO
              Savings and Investment Plan.**

 10.10   --   Non-Qualified Stock Option Agreement for Directors, Officers and
              Employees is incorporated by reference to Exhibit 10.8 to the Form
              10-K for the year ended October 31, 1985.*

 10.11   --   HEICO Corporation 1993 Stock Option Plan, as amended, is
              incorporated by reference to Exhibit 4.7 to the Company's
              Registration Statement on Form S-8 (Registration No. 333-81789) filed on June 29, 1999.*

 10.12   --   HEICO Corporation 2002 Stock Option Plan, effective March 19,
              2002, is incorporated by reference to Exhibit 10.10 to the Form
              10-K for the year ended October 31, 2002.*

 10.13   --   HEICO Corporation Directors' Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

 10.14   --   Key Employee Termination Agreement, dated as of April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended
              October 31, 1992.*

 10.15   --   Stock Purchase Agreement, dated October 30, 1997, by and among
              HEICO Corporation, HEICO Aerospace Holdings Corp. and Lufthansa
              Technik AG is incorporated by reference to Exhibit 10.31 to Form
              10-K/A for the year ended October 31, 1997.*

 10.16   --   Shareholders Agreement, dated October 30, 1997, by and between
              HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997.*

 10.17   --   Credit Agreement among HEICO Corporation and SunTrust Bank, South
              Florida, N.A., as Agent, dated as of July 30, 1998, is incorporated by reference to Exhibit 10.2 to Form 8-K dated August
              4, 1998.*

EXHIBIT        DESCRIPTION
-------        -----------

 10.18   --   First Amendment, dated July 30, 1998 to Credit Agreement among
              HEICO Corporation and SunTrust Bank, South Florida, N.A., as agent, dated as of July 31, 1998 is incorporated by reference to
              Exhibit 10.31 to the Form 10-K for the year ended October 31, 1999.*

 10.19   --   Second Amendment, dated May 12, 1999, to Credit Agreement among
              HEICO Corporation and SunTrust Bank, South Florida, N.A., as agent, dated as of July 31, 1998 is incorporated by reference to
              Exhibit 10.32 to the Form 10-K for the year ended October 31, 1999.*

 10.20   --   Third Amendment, dated as of June 23, 2000, to Credit Agreement among HEICO Corporation and SunTrust Bank (formerly known as
              SunTrust Bank, South Florida, N.A.) as Agent dated as of July 31,
              1998, is incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2000.*

 10.21   --   Revolving Credit Agreement, dated as of May 15, 2003, among HEICO
              Corporation and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 29, 2003.*

 14      --   HEICO Corporation Code of Ethics for Senior Financial and other
              Officers.**

 21      --   Subsidiaries of the Company.**

 23      --   Consent of Deloitte & Touche LLP.**

 31.1    --   Section 302 Certification of the Chief Executive Officer.**

 31.2    --   Section 302 Certification of the Chief Financial Officer.**

 32.1    --   Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

 32.2    --   Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

----------
*       Previously filed.
**      Filed herewith.
***     Furnished herewith.

(b)     REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter ended October 31, 2003. The Company did furnish a report on Form 8-K to the Securities and Exchange Commission on August 27, 2003 for the purpose of furnishing a press release announcing the Company's financial results for the third quarter ended July 31, 2003.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEICO CORPORATION


Date: January 12, 2004                       By:     /s/  THOMAS S. IRWIN
                                                 -------------------------------
                                                     Thomas S. Irwin
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ LAURANS A. MENDELSON           Chairman, President, Chief Executive
-----------------------------------------    Officer and Director (Principal
           Laurans A. Mendelson              Executive Officer)

        /s/ SAMUEL L. HIGGINBOTTOM          Director
-----------------------------------------
          Samuel L. Higginbottom

          /s/ WOLFGANG MAYRHUBER            Director
-----------------------------------------
            Wolfgang Mayrhuber

          /s/ ERIC A. MENDELSON             Director
-----------------------------------------
            Eric A. Mendelson

         /s/ VICTOR H. MENDELSON            Director
-----------------------------------------
           Victor H. Mendelson

         /s/ ALBERT MORRISON, JR            Director
-----------------------------------------
           Albert Morrison, Jr.

           /s/ ALAN SCHRIESHEIM             Director
-----------------------------------------
             Alan Schriesheim

                                  EXHIBIT INDEX

Exhibit #   Description
---------   -----------

3.5 Articles of Amendment of the Articles of Incorporation of the Registrant, dated as of November 2, 2003.

10.7 First Amendment, effective as of January 1, 2002, to the HEICO Savings and Investment Plan.

10.8 Second Amendment, effective as of January 1, 2002, to the HEICO Savings and Investment Plan.

10.9 Third Amendment, effective as of October 1, 2003, to the HEICO Savings and Investment Plan.

14          HEICO Corporation Code of Ethics for Senior Financial and other
            Officers.

21          Subsidiaries of the Company.

23          Consent of Deloitte & Touche LLP.

31.1        Section 302 Certification of the Chief Executive Officer.

31.2        Section 302 Certification of the Chief Financial Officer.

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.