Form 10-Q
period 2004-01-31
HEICO CORP
filed 2004-02-27
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended January 31, 2004 or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to _______

                          Commission file number 1-4604

                                HEICO CORPORATION
             (Exact name of registrant as specified in its charter)

              FLORIDA                                    65-0341002
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    incorporation or organization)

  3000 Taft Street, Hollywood, Florida                      33021
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

                               Yes [X]      No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of February 23, 2004:

           Common Stock, $.01 par value                  9,702,135 shares
           Class A Common Stock, $.01 par value         14,185,666 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

  Item 1. Condensed Consolidated Balance Sheets (unaudited)
            as of January 31, 2004 and October 31, 2003.....................2

          Condensed Consolidated Statements of Operations (unaudited)
            for the three months ended January 31, 2004 and 2003............3

          Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three months ended January 31, 2004 and 2003............4

          Notes to Condensed Consolidated Financial Statements
           (unaudited)......................................................5

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................13

  Item 3. Quantitative and Qualitative Disclosures about Market Risks......19

  Item 4. Controls and Procedures..........................................20

PART II. OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K.................................21

Signature..................................................................22

                      PART I. ITEM 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                             JANUARY 31, 2004    OCTOBER 31, 2003
                                                                             ----------------    ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $      4,947,000    $      4,321,000
   Accounts receivable, net                                                        28,014,000          28,820,000
   Inventories                                                                     49,643,000          51,240,000
   Prepaid expenses and other current assets                                        6,286,000           6,231,000
   Deferred income taxes                                                            4,359,000           3,872,000
                                                                             ----------------    ----------------
     Total current assets                                                          93,249,000          94,484,000

Property, plant and equipment, net                                                 36,655,000          35,537,000
Goodwill, net                                                                     216,229,000         188,700,000
Other assets                                                                       14,802,000          14,523,000
                                                                             ----------------    ----------------
     Total assets                                                            $    360,935,000    $    333,244,000
                                                                             ================    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                      $          9,000    $         29,000
   Trade accounts payable                                                           6,398,000           7,475,000
   Accrued expenses and other current liabilities                                  12,839,000          14,362,000
   Income taxes payable                                                                33,000             820,000
                                                                             ----------------    ----------------
     Total current liabilities                                                     19,279,000          22,686,000

Long-term debt, net of current maturities                                          53,983,000          31,984,000
Deferred income taxes                                                              12,000,000          10,337,000
Other non-current liabilities                                                       5,711,000           6,142,000
                                                                             ----------------    ----------------
     Total liabilities                                                             90,973,000          71,149,000
                                                                             ----------------    ----------------
Minority interests in consolidated subsidiaries                                    41,444,000          40,577,000
                                                                             ----------------    ----------------
Commitments and contingencies (Note 10)
Shareholders' equity:
   Preferred Stock, $.01 par value per share; 10,000,000 shares authorized, 300,000 shares designated as Series B Junior Participating
    Preferred Stock and 300,000 shares designated as Series C Junior
    Participating Preferred Stock; none issued                                             --                  --
   Common Stock, $.01 par value per share; 30,000,000 shares authorized;
    9,691,095 and 9,690,945 shares issued and outstanding, respectively                97,000              97,000
   Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 14,159,873 and 13,876,496 shares issued and outstanding,
    respectively                                                                      142,000             117,000
   Capital in excess of par value                                                 187,082,000         155,064,000
   Retained earnings                                                               42,425,000          69,172,000
                                                                             ----------------    ----------------
                                                                                  229,746,000         224,450,000
   Less: Note receivable secured by Class A Common Stock                           (1,228,000)         (2,932,000)
                                                                             ----------------    ----------------
     Total shareholders' equity                                                   228,518,000         221,518,000
                                                                             ----------------    ----------------
     Total liabilities and shareholders' equity                              $    360,935,000    $    333,244,000
                                                                             ================    ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                THREE MONTHS ENDED JANUARY 31,
                                                                             ------------------------------------
                                                                                  2004                 2003
                                                                             ----------------    ----------------
Net sales                                                                    $     46,151,000    $     41,788,000
                                                                             ----------------    ----------------
Operating costs and expenses:
     Cost of sales                                                                 30,615,000          28,012,000
     Selling, general and administrative expenses                                   8,963,000           8,247,000
                                                                             ----------------    ----------------
Total operating costs and expenses                                                 39,578,000          36,259,000
                                                                             ----------------    ----------------
Operating income                                                                    6,573,000           5,529,000

Interest expense                                                                     (331,000)           (345,000)
Interest income and other (expense) income                                             (2,000)             81,000
                                                                             ----------------    ----------------

Income before income taxes and minority interests                                   6,240,000           5,265,000

Income tax expense                                                                  2,155,000           1,857,000
                                                                             ----------------    ----------------

Income before minority interests                                                    4,085,000           3,408,000

Minority interests' share of income                                                   844,000             574,000
                                                                             ----------------    ----------------
Net income                                                                   $      3,241,000    $      2,834,000
                                                                             ================    ================

Net income per share:
     Basic                                                                   $            .14    $            .12
     Diluted                                                                 $            .13    $            .12

Weighted average number of common shares outstanding:
     Basic                                                                         23,745,244          23,086,297
     Diluted                                                                       25,632,999          24,470,436

Cash dividends per share                                                     $           .025    $           .023

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                THREE MONTHS ENDED JANUARY 31,
                                                                             ------------------------------------
                                                                                  2004                  2003
                                                                             ----------------    ----------------
Operating Activities:
    Net income                                                               $      3,241,000    $      2,834,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                               1,609,000           1,198,000
        Deferred income tax provision                                               1,176,000           1,222,000
        Minority interests' share of income                                           844,000             574,000
        Tax benefit from stock option exercises                                     1,258,000             344,000
        Changes in assets and liabilities, net of acquisitions:
          Decrease in accounts receivable                                           2,591,000           5,426,000
          Decrease (increase) in inventories                                        2,144,000            (116,000)
          Increase in prepaid expenses and other current assets                      (406,000)           (279,000)
          Decrease in trade accounts payables, accrued
           expenses and other current liabilities                                  (3,441,000)         (4,576,000)
          Decrease in income taxes payable                                           (787,000)                 --
          Other                                                                      (482,000)             41,000
                                                                             ----------------    ----------------
    Net cash provided by operating activities                                       7,747,000           6,668,000
                                                                             ----------------    ----------------
Investing Activities:
    Acquisitions and related costs, net of cash acquired                          (27,337,000)                 --
    Capital expenditures                                                           (1,017,000)         (1,310,000)
    Other                                                                            (268,000)            (28,000)
                                                                             ----------------    ----------------
    Net cash used in investing activities                                         (28,622,000)         (1,338,000)
                                                                             ----------------    ----------------
Financing Activities:
    Borrowings (payments) on revolving credit facilities, net                      22,000,000          (5,000,000)
    Cash dividends paid                                                              (596,000)           (525,000)
    Proceeds from stock option exercises                                              123,000             169,000
    Other                                                                             (26,000)            101,000
                                                                             ----------------    ----------------
    Net cash provided by (used in) financing activities                            21,501,000          (5,255,000)
                                                                             ----------------    ----------------
Net increase in cash and cash equivalents                                             626,000              75,000
Cash and cash equivalents at beginning of year                                      4,321,000           4,539,000
                                                                             ----------------    ----------------
Cash and cash equivalents at end of period                                   $      4,947,000    $      4,614,000
                                                                             ================    ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. The October 31, 2003 condensed consolidated balance sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year.

STOCK DIVIDEND

     In December 2003, the Company's Board of Directors declared a 10% stock dividend on both its Common Stock and its Class A Common Stock that was paid in shares of Class A Common Stock on January 16, 2004 to shareholders of record as of January 6, 2004. All common stock share and per share information has been adjusted retroactively to give effect to the stock dividend.

STOCK BASED COMPENSATION

     The Company accounts for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense has been recorded in the accompanying condensed consolidated financial statements for those options granted below fair market value of the underlying stock on the date of grant. The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair-value recognition provisions (an alternative method) of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                 THREE MONTHS ENDED JANUARY 31,
                                                 ------------------------------
                                                     2004             2003
                                                 -------------   --------------

Net income, as reported                          $   3,241,000   $    2,834,000

Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                                 --            1,000

Deduct: Total stock-based employee
 compensation expense determined under
 a fair-value method for all awards, net
 of related tax effects                               (386,000)        (413,000)
                                                 -------------   --------------
Pro forma net income                             $   2,855,000   $    2,422,000
                                                 =============   ==============
Net income per share:
    Basic - as reported                          $         .14   $          .12
    Basic - pro forma                            $         .12   $          .10

    Diluted - as reported                        $         .13   $          .12
    Diluted - pro forma                          $         .11   $          .10

NEW ACCOUNTING PRONOUNCEMENT

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation, which was revised in December 2003, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 was immediately effective for variable interest entities created or entered into after January 31, 2003 and is effective in the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations or financial position.

2.   ACQUISITION

     In December 2003, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired an 80% interest in the assets and business of Sierra Microwave Technology, Inc., (Sierra). Under the transaction, the Company formed a new subsidiary, Sierra Microwave Technology, LLC (Sierra LLC), which acquired substantially all of the assets and certain liabilities of Sierra. The new subsidiary is owned 80% by the Company and 20% by certain members of Sierra's management group. The results of operations of Sierra LLC were included in the Company's results of operations effective December 2003. The purchase price was paid principally in cash using proceeds from the Company's revolving credit facility and with some shares of the Company's Class A Common Stock. The purchase price of the acquisition was not significant to the Company's condensed consolidated financial statements and the pro forma consolidated operating results assuming Sierra had been acquired as of the beginning of fiscal 2004 would not have been materially different from the reported results. The allocation of the purchase price to the acquired net assets is preliminary while the Company obtains final information regarding the fair value of assets acquired and liabilities assumed. Sierra LLC is engaged in the design and manufacture of certain niche microwave components used in satellites and military products.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE


                                                               JANUARY 31, 2004    OCTOBER 31, 2003
                                                               ----------------    ----------------
     Accounts receivable                                       $     28,709,000    $     29,455,000
     Less: Allowance for doubtful accounts                             (695,000)           (635,000)
                                                               ----------------    ----------------
          Accounts receivable, net                             $     28,014,000    $     28,820,000
                                                               ================    ================

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                               JANUARY 31, 2004    OCTOBER 31, 2003
                                                               ----------------    ----------------
     Costs incurred on uncompleted contracts                   $     10,460,000    $      9,635,000
     Estimated earnings                                               8,159,000           7,861,000
                                                               ----------------    ----------------
                                                                     18,619,000          17,496,000
     Less: Billings to date                                         (17,915,000)        (15,223,000)
                                                               ----------------    ----------------
                                                               $        704,000    $      2,273,000
                                                               ================    ================
     Included in accompanying condensed consolidated
      balance sheets under the following captions:
       Accounts receivable, net (costs and estimated
        earnings in excess of billings)                        $      2,223,000    $      3,520,000
       Accrued expenses and other current liabilities
        (billings in excess of costs and estimated earnings)         (1,519,000)         (1,247,000)
                                                               ----------------    ----------------
                                                               $        704,000    $      2,273,000
                                                               ================    ================

     Changes in estimates on long-term contracts accounted for under the percentage-of-completion method did not have a significant impact on net income or diluted net income per share in the three months ended January 31, 2004 and 2003.

INVENTORIES

                                                               JANUARY 31, 2004    OCTOBER 31, 2003
                                                               ----------------    ----------------
     Finished products                                         $     26,661,000    $     28,958,000
     Work in process                                                  9,800,000           9,333,000
     Materials, parts, assemblies and supplies                       13,182,000          12,949,000
                                                               ----------------    ----------------
        Total inventories                                      $     49,643,000    $     51,240,000
                                                               ================    ================

     Inventories related to long-term contracts were not significant as of January 31, 2004 and October 31, 2003. Amounts set forth above are net of reserves to reduce slow-moving inventories to estimated net realizable values.

PROPERTY, PLANT AND EQUIPMENT

                                                               JANUARY 31, 2004    OCTOBER 31, 2003
                                                               ----------------    ----------------
     Land                                                      $      2,157,000    $      1,750,000
     Buildings and improvements                                      19,559,000          18,981,000
     Machinery and equipment                                         44,739,000          43,629,000
     Construction in progress                                         1,802,000           1,623,000
                                                               ----------------    ----------------
                                                                     68,257,000          65,983,000
     Less: Accumulated depreciation                                 (31,602,000)        (30,446,000)
                                                               ----------------    ----------------
          Property, plant and equipment, net                   $     36,655,000    $     35,537,000
                                                               ================    ================

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has two operating segments: the Flight Support Group (FSG) and the Electronic Technologies Group (ETG). Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2004 are as follows:

                                                           SEGMENT
                                             ----------------------------------      CONSOLIDATED
                                                   FSG                ETG                TOTAL
                                             ---------------   ----------------    ----------------
     Balances as of October 31, 2003         $   119,729,000   $     68,971,000    $    188,700,000
     Goodwill acquired during the period                  --         27,510,000          27,510,000
     Adjustments to goodwill                          19,000                 --              19,000
                                             ---------------   ----------------    ----------------
     Balances as of January 31, 2004         $   119,748,000   $     96,481,000    $    216,229,000
                                             ===============   ================    ================

     The goodwill acquired during the period is a result of the Company's acquisition through a subsidiary of an 80% interest in the assets and business of Sierra (see Note 2). Adjustments to goodwill consist primarily of contingent purchase price payments to previous owners of acquired businesses.

     Other intangible assets are recorded within the caption "Other assets" in the Company's condensed consolidated balance sheets. Other intangible assets subject to amortization consist primarily of licenses, patents, and non-compete covenants. The gross carrying amount and accumulated amortization of other intangible assets was $1,423,000 and $174,000, respectively, as of January 31, 2004. Amortization expense of other intangible assets for the three months ended January 31, 2004 was $27,000. Amortization expense of other intangible assets for the fiscal year ending October 31, 2004 is estimated to be $107,000. Amortization expense for each of the next five fiscal years is estimated to be $128,000 in fiscal 2005, $128,000 in fiscal 2006, $127,000 in fiscal 2007,
$106,000 in fiscal 2008 and $91,000 in fiscal 2009.

5.   LONG-TERM DEBT

     Long-term debt consists of:

                                                               JANUARY 31, 2004    OCTOBER 31, 2003
                                                               ----------------    ----------------
      Borrowings under revolving credit facility               $     52,000,000    $     30,000,000
      Industrial Development Revenue Refunding
       Bonds - Series 1988                                            1,980,000           1,980,000
      Capital leases and equipment loans                                 12,000              33,000
                                                               ----------------    ----------------
                                                                     53,992,000          32,013,000
      Less: Current maturities of long-term debt                         (9,000)            (29,000)
                                                               ----------------    ----------------
                                                               $     53,983,000    $     31,984,000
                                                               ================    ================

     As of January 31, 2004 and October 31, 2003, the Company had a total of $52 million and $30 million, respectively, borrowed under its $120 million revolving credit facility at weighted average interest rates of 2.4% and 2.6%, respectively.

     The interest rates on the Series 1988 industrial development revenue bonds were 1.0% and 1.2% as of January 31, 2004 and October 31, 2003, respectively. In January 2004, the Company extended the expiration date of its $2.0 million letter of credit that secures the payment of the 1988 industrial development revenue bonds to April 2008.

6.   SHAREHOLDERS' EQUITY

     Changes in consolidated shareholders' equity for the three months ended January 31, 2004 are as follows:

                                                      CLASS A       CAPITAL IN
                                      COMMON          COMMON         EXCESS OF        RETAINED            NOTE
                                       STOCK           STOCK         PAR VALUE        EARNINGS         RECEIVABLE
                                   ------------    ------------   --------------    --------------   --------------
Balances as of October 31, 2003    $     97,000    $    117,000   $  155,064,000    $   69,172,000   $   (2,932,000)
10% stock dividend on Common
 Stock and Class A Common
 Stock paid in shares of Class A
 Common Stock (Note 1)                       --          22,000       29,342,000       (29,393,000)               --
Net income to date                           --              --               --         3,241,000                --
Shares issued in connection with
 business acquisition (Note 2)               --           3,000        2,997,000                --                --
Adjustment to guaranteed resale
 value of shares issued in
 connection with business
 acquisition (Note 10)                       --              --       (1,704,000)               --         1,704,000
Cash dividends ($.05 per share)              --              --               --          (596,000)               --
Tax benefit from stock
 option exercises                            --              --        1,258,000                --                --
Exercises of stock options                   --              --          123,000                --                --
Other                                        --              --            2,000             1,000                --
                                   ------------    ------------   --------------    --------------   ---------------
Balances as of January 31, 2004    $     97,000    $    142,000   $  187,082,000    $   42,425,000   $    (1,228,000)
                                   ============    ============   ==============    ==============   ===============

7.   RESEARCH AND DEVELOPMENT EXPENSES

     Cost of sales for the three months ended January 31, 2004 and 2003 includes approximately $2.1 million and $2.2 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

8.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31:

                                                                       2004              2003
                                                                  --------------    --------------
Numerator:
    Net income                                                    $    3,241,000    $    2,834,000
                                                                  ==============    ==============

Denominator:
    Weighted average common shares outstanding - basic                23,745,244        23,086,297
    Effect of dilutive stock options                                   1,887,755         1,384,139
                                                                  --------------    --------------
    Weighted average common shares outstanding - diluted              25,632,999        24,470,436
                                                                  ==============    ==============

Net income per share - basic                                      $          .14    $          .12
Net income per share - diluted                                    $          .13    $          .12

Anti-dilutive stock options excluded                                     550,595         2,282,402

9.   OPERATING SEGMENTS

     Information on the Company's two operating segments, namely, the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2004 and 2003, respectively, is as follows:


                                                                                        OTHER,
                                                            SEGMENT                   PRIMARILY
                                                   -----------------------------    CORPORATE AND     CONSOLIDATED
                                                        FSG            ETG           INTERSEGMENT        TOTALS
                                                   ------------   --------------    --------------   ---------------
For the three months ended January 31, 2004:
     Net sales                                     $ 34,257,000   $   11,939,000    $      (45,000)  $    46,151,000
     Depreciation and amortization                    1,087,000          405,000           117,000         1,609,000
     Operating income                                 5,326,000        2,484,000        (1,237,000)        6,573,000
     Capital expenditures                               496,000          518,000             3,000         1,017,000

For the three months ended January 31, 2003:
     Net sales                                     $ 31,886,000   $   10,000,000    $      (98,000)  $    41,788,000
     Depreciation and amortization                      819,000          308,000            71,000         1,198,000
     Operating income                                 5,377,000          768,000          (616,000)        5,529,000
     Capital expenditures                               140,000        1,170,000                --         1,310,000

     The total assets held by each operating segment as of January 31, 2004 and October 31, 2003 is as follows:

                                                            SEGMENT                    OTHER,
                                                  ------------------------------      PRIMARILY       CONSOLIDATED
                                                       FSG             ETG            CORPORATE          TOTALS
                                                  -------------   --------------    --------------   ---------------
Total assets as of January 31, 2004               $ 213,501,000   $  132,858,000    $   14,576,000   $   360,935,000
Total assets as of October 31, 2003                 214,292,000      103,798,000        15,154,000       333,244,000

10.  COMMITMENTS AND CONTINGENCIES

GUARANTEES

     The Company has arranged for standby letters of credit aggregating to $1.2 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through a $0.5 million letter of credit expiring July 2004. These letters of credit are supported by the Company's $120 million revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

     The Company's accounting policy for product warranties is to accrue an estimated liability at the time of shipment. Warranty reserves are included in the Company's condensed consolidated balance sheets under the caption "Accrued expenses and other current liabilities." The amount recognized is based on historical claims cost experience. Based on an analysis of such cost experience, the Company reduced its estimated warranty liability in the first quarter of fiscal 2004. Changes in the product warranty liability for the three months ended January 31, 2004 are as follows:

      Balance as of October 31, 2003                              $  633,000
      Change in estimate of warranty liability                      (491,000)
      Accruals for warranties issued during the period                34,000
      Warranty claims settled during the period                      (33,000)
                                                                  ----------
      Balance as of January 31, 2004                              $  143,000
                                                                  ==========

     As partial consideration in the acquisition of Inertial Airline Services, Inc. (IAS) in August 2001, the Company issued $5 million in HEICO Class A Common Stock (318,960 shares) and guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2004. Concurrent with the acquisition, the Company loaned the seller $5 million, which was due August 31, 2004 and secured by the 318,960 shares of HEICO Class A Common Stock. The loan is shown as a reduction of shareholders' equity in the Company's condensed consolidated balance sheets under the caption, "Note receivable secured by Class A Common Stock." In October 2003, the seller sold 220,000 shares of the HEICO Class A Common Stock and the Company received net proceeds of $2.1 million to reduce the note receivable. In February 2004, the Company received net proceeds of $1.2 million from the seller upon the sale of the remaining 98,960 shares of the HEICO Class A Common Stock. Pursuant to the Company's guarantee that the aggregate resale value of the 318,960 shares of Class A

Common Stock would be at least $5 million, the $1.7 million difference between the guaranteed value and the $3.3 million of aggregate net proceeds ($2.1 million received in October 2003 and $1.2 million received in February 2004) from the sales of the Class A Common Stock has been recorded as a reduction of capital in excess of par value and the note receivable as of January 31, 2004.

     As part of the agreement to acquire an 80% interest in Sierra (see Note 2), the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

LITIGATION

     The Company is involved in various legal actions arising in the normal course of business. Based upon the Company's and its legal counsel's evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a significant effect on the Company's condensed consolidated financial statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herein. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates if different assumptions were used or different events ultimately transpire.

     The Company's critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain, are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended October 31, 2003.

     The Company has two operating segments: the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp., and its subsidiaries.

RESULTS OF OPERATIONS

     The following table sets forth the results of the Company's operations; net sales and operating income by segment; and the percentage of net sales represented by the respective items in the Company's condensed consolidated statements of operations.

                                               THREE MONTHS ENDED JANUARY 31,
                                               ------------------------------
                                                   2004            2003
                                               -------------   --------------
Net sales                                      $  46,151,000   $   41,788,000
                                               -------------   --------------
Cost of sales                                     30,615,000       28,012,000
Selling, general and administrative expenses       8,963,000        8,247,000
                                               -------------   --------------
Total operating costs and expenses                39,578,000      36,259,000
                                               -------------   --------------
Operating income                               $   6,573,000   $   5,529,000
                                               =============   ==============

                                               THREE MONTHS ENDED JANUARY 31,
                                               ------------------------------
                                                   2004             2003
                                               -------------   --------------
Net sales by segment:
    Flight Support Group                       $  34,257,000   $   31,886,000
    Electronic Technologies Group                 11,939,000       10,000,000
    Intersegment sales                               (45,000)         (98,000)
                                               -------------   --------------
                                               $  46,151,000   $   41,788,000
                                               =============   ==============
Operating income by segment:
    Flight Support Group                       $   5,326,000   $    5,377,000
    Electronic Technologies Group                  2,484,000          768,000
    Other, primarily corporate                    (1,237,000)        (616,000)
                                               -------------   --------------
                                               $   6,573,000   $    5,529,000
                                               =============   ==============

Net sales                                              100.0%           100.0%
Gross profit                                            33.7%            33.0%
Selling, general and administrative expense             19.4%            19.7%
Operating income                                        14.2%            13.2%
Interest expense                                         0.7%             0.8%
Interest income and other (expense) income                --              0.2%
Income tax expense                                       4.7%             4.4%
Minority interests' share of income                      1.8%             1.4%
Net income                                               7.0%             6.8%

COMPARISON OF FIRST THREE MONTHS OF FISCAL 2004 TO FIRST THREE MONTHS OF FISCAL 2003

Net Sales

     Net sales for the first three months of fiscal 2004 totaled $46.2 million, compared to net sales of $41.8 million for the first three months of fiscal 2003. The increase in net sales reflects an increase of $2.4 million (7% increase) to $34.3 million in sales within the FSG, and an increase of $1.9 million (a 19% increase) to $11.9 million in sales within the ETG. The FSG's sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects some recovery within the commercial airline industry, as well as increased sales of new products. The increase in sales within the ETG primarily resulted from the acquisition of Sierra Microwave Technology, Inc. (Sierra) in December 2003.

Gross Profits and Operating Expenses

     The Company's gross profit margin averaged 33.7% for the first three months of fiscal 2004 as compared to 33.0% for the first three months of fiscal 2003, reflecting higher margins within the ETG offset by a small decrease in the FSG's gross profit margin. The ETG's gross profit margin increase was primarily due to the acquisition of Sierra and sales of higher margin products. The FSG's gross profit margin decrease was principally due to higher costs from write-offs of excess inventory, partially offset by a reduction of its product warranty reserve and lower research and development expenses as a percentage of net sales in the first quarter of fiscal 2004. Consolidated cost of sales amounts for the first three months of fiscal 2004 and fiscal 2003 include approximately $2.1 million and $2.2 million, respectively, of new product research and development expenses.

     Selling, general and administrative (SG&A) expenses were $9.0 million and $8.2 million for the first three months of fiscal 2004 and fiscal 2003, respectively. The increase in SG&A expenses is mainly due an increase in Corporate expenses. Corporate expenses in the first quarter of fiscal 2003 reflected a reversal of approximately $400,000 of professional fees that were accrued at the end of fiscal 2002 pursuant to a contractual arrangement that was renegotiated in the first quarter of fiscal 2003.

     As a percentage of net sales, SG&A expenses decreased to 19.4% for the first three months of fiscal 2004 compared to 19.7% for the first three months of fiscal 2003. The decrease as a percentage of sales is due to higher sales volumes within the FSG and ETG.

Operating Income

     Operating income of $6.6 million for the first three months of fiscal 2004 was 18.9% higher than operating income of $5.5 million for the first three months of fiscal 2003. The increase in operating income reflects a $1.7 million increase in operating income of the ETG from $0.8 million for the first three months of fiscal 2003 to $2.5 million for the first three months of fiscal 2004, partially offset by a $0.6 million increase in Corporate expenses. As a percentage of net sales, operating income increased from 13.2% in the first three months of fiscal 2003 to 14.2% in the first three months of fiscal 2004. The increase in operating income as a percentage of net sales reflects an increase in the ETG's operating income as a percentage of net sales from 7.7% in the first three months of fiscal 2003 to 20.8% in the first three months of fiscal 2004 offset by a slight decrease in the FSG's operating income as a percentage of net sales from 16.9% in the first three months of fiscal 2003 to 15.5% in the first three months of fiscal 2004. The increase in the ETG's operating income and operating income as a percentage of net sales reflects the purchase of Sierra and the increased gross margins, discussed previously. The decrease in the FSG's operating income as a percentage of net sales reflects the lower gross profit margins discussed previously.

Interest Expense

     Interest expense in the first three months of fiscal 2004 and fiscal 2003 were comparable as average borrowings outstanding and associated interest rates remained at approximately the same levels.

Interest Income and Other (Expense) Income

     Interest income and other (expense) income in the first three months of fiscal 2004 and fiscal 2003 were not material.

Income Tax Expense

     The Company's effective tax rate decreased from 35.3% for the first three months of fiscal 2003 to 34.5% for the first three months of fiscal 2004 as the minority interests' share of the income of Sierra Microwave Technology, LLC (Sierra LLC) is excluded from the Company's income that is subject to federal income taxes, and due to a higher tax benefit on foreign sales.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra LLC. The increase from the first three months of fiscal 2003 to the first three months of fiscal 2004 was primarily attributable to income of Sierra LLC.

Net Income

     The Company's net income was $3.2 million, or $.13 per diluted share, in the first three months of fiscal 2004 compared to $2.8 million, or $.12 per diluted share, in the first three months of fiscal 2003.

Outlook

     The Company reported increased sales in its two business segments reflecting both organic growth and growth through acquisitions. The Company believes that the FSG's operating margins will continue to improve during the balance of fiscal 2004 while maintaining the strong operating margins in the ETG.

     Based on the current strengthening of the general economy and the markets in which the Company participates and the Company's continued success in introducing new products and services, the Company continues to target growth in fiscal 2004 sales and earnings over fiscal 2003 results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash primarily from its operating activities and financing activities, including borrowings under long-term credit agreements.

     Principal uses of cash by the Company include acquisitions, payments of interest and principal on debt, capital expenditures, cash dividends and increases in working capital.

     The Company believes that its operating cash flow and available borrowings under its revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

     Net cash provided by operating activities was $7.7 million for the first three months of fiscal 2004, consisting primarily of net income of $3.2 million, depreciation and amortization of $1.6 million, a deferred income tax provision of $1.2 million, a tax benefit on stock option exercises of $1.3 million and minority interests' share of income of consolidated subsidiaries of $0.8 million, partially offset by an increase in net operating assets of $0.3 million.

Investing Activities

     Net cash used in investing activities during the first three months of fiscal 2004 related primarily to the acquisition of Sierra and capital expenditures totaling $1.0 million for building improvements at certain manufacturing facilities and equipment purchases.

Financing Activities

     Net cash provided by financing activities during the first three months of fiscal 2004 primarily related to net borrowings of $22.0 million on the Company's revolving credit facility primarily to fund the acquisition referenced above, partially offset by the payment of $0.6 million in cash dividends on the Company's common stock.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has arranged for standby letters of credit aggregating to $1.2 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through a $0.5 million letter of credit expiring July 2004. These letters of credit are supported by the Company's $120 million revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

     As part of the agreement to acquire an 80% interest in Sierra (see Note 2 to the condensed consolidated financial statements), the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

NEW ACCOUNTING PRONOUNCEMENT

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation, which was revised in December 2003, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 was immediately effective for variable interest entities created or entered into after January 31, 2003 and is effective in the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters could differ materially from those expressed in or implied by those forward-looking statements as a result of factors, including, but not limited to: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause our costs to complete contracts to increase; governmental and regulatory demands, export policies and restrictions, military program funding by U.S. and non-U.S. Government agencies or competition on military programs, which could reduce our sales; HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, competition from existing and new competitors, customer credit risk, interest rates and economic conditions within and outside of the aerospace, defense and electronics industries, which could negatively impact our costs and revenues. For an enterprise such as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of January 31, 2004, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $73,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT    DESCRIPTION

            10.1 Amendment, dated as of January 14, 2004, to the SunBank Reimbursement Agreement, dated as of February 28, 1994, between HEICO Aerospace Corporation and SunTrust Bank. *

            31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer. *

            31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer. *

            32.1    Section 1350 Certification of Chief Executive Officer. **

            32.2    Section 1350 Certification of Chief Financial Officer. **

----------
 *    Filed herewith.
 **   Furnished herewith.

(b)      REPORTS ON FORM 8-K

               The Company filed a report on Form 8-K with the Securities and Exchange Commission on November 4, 2003, which contained the description and terms of a new shareholder Rights Agreement effective as of November 2, 2003.

               The Company furnished a report on Form 8-K to the Securities and Exchange Commission dated December 15, 2003, which contained a press release announcing the Company's financial results for the fiscal fourth quarter and full year ended October 31, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HEICO CORPORATION
                                                     (Registrant)


Date: February 27, 2004                           By: /s/ Thomas S. Irwin
                                                  ------------------------
                                                  Thomas S. Irwin
                                                  Executive Vice President
                                                   and Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

Exhibit #    Description
---------    -----------
10.1         Amendment, dated as of January 14, 2004 to the SunBank
             Reimbursement Agreement dated as of February 28, 1994, between
             HEICO Aerospace Corporation and SunTrust Bank.

31.1         Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
             Officer.

31.2         Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
             Officer.

32.1         Section 1350 Certification of Chief Executive Officer.

32.2         Section 1350 Certification of Chief Financial Officer.