Form 10-Q
period 2004-04-30
HEICO CORP
filed 2004-05-28
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended April 30, 2004 or

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

                   Yes [X]                    No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of May 24, 2004:

          Common Stock, $.01 par value                9,871,813 shares
          Class A Common Stock, $.01 par value       14,285,426 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                    PAGE NO.
                                                                                    --------
PART I. FINANCIAL INFORMATION:

   Item 1.  Condensed Consolidated Balance Sheets (unaudited)
             as of April 30, 2004 and October 31, 2003................................  2

            Condensed Consolidated Statements of Operations (unaudited)
             for the six months and three months ended April 30, 2004 and 2003........  3

            Condensed Consolidated Statements of Cash Flows (unaudited)
             for the six months ended April 30, 2004 and 2003.........................  4

            Notes to Condensed Consolidated Financial Statements (unaudited)..........  5

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................... 14

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks............... 22

   Item 4.  Controls and Procedures................................................... 23

PART II. OTHER INFORMATION:

   Item 2.  Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities........................................... 24

   Item 4.  Submission of Matters to a Vote of Security Holders....................... 24

   Item 6.  Exhibits and Reports on Form 8-K.......................................... 25

Signature............................................................................. 26

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                            APRIL 30, 2004    OCTOBER 31, 2003
                                                                           ----------------   ----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                $      3,445,000   $      4,321,000
  Accounts receivable, net                                                       31,803,000         28,820,000
  Inventories                                                                    49,367,000         51,240,000
  Prepaid expenses and other current assets                                       5,500,000          6,231,000
  Deferred income taxes                                                           4,810,000          3,872,000
                                                                           ----------------   ----------------
    Total current assets                                                         94,925,000         94,484,000

Property, plant and equipment, net                                               36,649,000         35,537,000
Goodwill                                                                        216,317,000        188,700,000
Other assets                                                                     15,507,000         14,523,000
                                                                           ----------------   ----------------
    Total assets                                                           $    363,398,000   $    333,244,000
                                                                           ================   ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                     $         57,000   $         29,000
  Trade accounts payable                                                          6,823,000          7,475,000
  Accrued expenses and other current liabilities                                 15,176,000         14,362,000
  Income taxes payable                                                            1,955,000            820,000
                                                                           ----------------   ----------------
    Total current liabilities                                                    24,011,000         22,686,000

Long-term debt, net of current maturities                                        44,100,000         31,984,000
Deferred income taxes                                                            12,991,000         10,337,000
Other non-current liabilities                                                     5,718,000          6,142,000
                                                                           ----------------   ----------------
    Total liabilities                                                            86,820,000         71,149,000
                                                                           ----------------   ----------------
Minority interests in consolidated subsidiaries                                  42,129,000         40,577,000
                                                                           ----------------   ----------------

Commitments and contingencies (Note 10)
Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
   Participating Preferred Stock and 300,000 shares designated as
   Series C Junior Participating Preferred Stock, none issued                             -                  -
  Common Stock, $.01 par value per share; 30,000,000 shares authorized;
   9,871,813 and 9,690,945 shares issued and outstanding, respectively               99,000             97,000
  Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 14,285,426 and 13,876,496 shares issued and outstanding,
   respectively                                                                     143,000            117,000
  Capital in excess of par value                                                187,671,000        155,064,000
  Retained earnings                                                              46,536,000         69,172,000
                                                                           ----------------   ----------------
                                                                                234,449,000        224,450,000

  Less: Note receivable secured by Class A Common Stock                                   -         (2,932,000)
                                                                           ----------------   ----------------
    Total shareholders' equity                                                  234,449,000        221,518,000
                                                                           ----------------   ----------------
    Total liabilities and shareholders' equity                             $    363,398,000   $    333,244,000
                                                                           ================   ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                           SIX MONTHS ENDED APRIL 30,         THREE MONTHS ENDED APRIL 30,
                                                       ---------------------------------    --------------------------------
                                                             2004              2003              2004              2003
                                                       ---------------    --------------    --------------    --------------
Net sales                                              $    98,944,000    $   83,379,000    $   52,793,000    $   41,591,000
                                                       ---------------    --------------    --------------    --------------

Operating costs and expenses:
    Cost of sales                                           64,694,000        55,702,000        34,079,000        27,690,000
    Selling, general and administrative expenses            19,505,000        17,217,000        10,542,000         8,970,000
                                                       ---------------    --------------    --------------    --------------

Total operating costs and expenses                          84,199,000        72,919,000        44,621,000        36,660,000
                                                       ---------------    --------------    --------------    --------------

Operating income                                            14,745,000        10,460,000         8,172,000         4,931,000

Interest expense                                              (632,000)         (630,000)         (301,000)         (285,000)
Interest and other income                                        2,000            89,000             4,000             8,000
                                                       ---------------    --------------    --------------    --------------

Income before income taxes and minority interests           14,115,000         9,919,000         7,875,000         4,654,000

Income tax expense                                           4,856,000         3,498,000         2,701,000         1,641,000
                                                       ---------------    --------------    --------------    --------------

Income before minority interests                             9,259,000         6,421,000         5,174,000         3,013,000

Minority interests' share of income                          1,910,000           979,000         1,066,000           405,000
                                                       ---------------    --------------    --------------    --------------

Net income                                             $     7,349,000    $    5,442,000    $    4,108,000    $    2,608,000
                                                       ===============    ==============    ==============    ==============

Net income per share:
    Basic                                              $           .31    $          .24    $          .17    $          .11
    Diluted                                            $           .29    $          .22    $          .16    $          .11

Weighted average number of common shares outstanding:
    Basic                                                   23,896,675        23,103,219        24,048,105        23,120,139
    Diluted                                                 25,687,039        24,382,028        25,741,078        24,293,619

Cash dividends per share                               $          .025    $         .023    $           --    $           --

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                               SIX MONTHS ENDED APRIL 30,
                                                                           ---------------------------------
                                                                                 2004              2003
                                                                           ---------------   ---------------
Operating Activities:
  Net income                                                               $     7,349,000   $     5,442,000
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              3,415,000         3,272,000
      Deferred income tax provision                                              1,716,000         1,922,000
      Minority interests' share of income                                        1,910,000           979,000
      Tax benefit from stock option exercises                                    1,258,000           347,000
      Changes in assets and liabilities, net of acquisitions:
        (Increase) decrease in accounts receivable                              (1,198,000)        3,245,000
        Decrease in inventories                                                  2,418,000           172,000
        Increase in prepaid expenses and other current assets                     (439,000)          (43,000)
        Decrease in trade accounts payables, accrued
         expenses and other current liabilities                                   (522,000)       (2,769,000)
        Increase in income taxes payable                                         1,135,000           988,000
        Other                                                                     (297,000)          (55,000)
                                                                           ---------------   ---------------
  Net cash provided by operating activities                                     16,745,000        13,500,000
                                                                           ---------------   ---------------

Investing Activities:
  Acquisitions and related costs, net of cash acquired                         (27,581,000)          (83,000)
  Capital expenditures                                                          (2,220,000)       (2,343,000)
  Other                                                                           (740,000)          468,000
                                                                           ---------------   ---------------
Net cash used in investing activities                                          (30,541,000)       (1,958,000)
                                                                           ---------------   ---------------

Financing Activities:
  Borrowings (payments) on revolving credit facilities, net                     12,000,000        (8,000,000)
  Cash dividends paid                                                             (596,000)         (525,000)
  Proceeds from stock option exercises                                             684,000           240,000
  Other                                                                            832,000          (134,000)
                                                                           ---------------   ---------------
  Net cash provided by (used in) financing activities                           12,920,000        (8,419,000)
                                                                           ---------------   ---------------

Net (decrease) increase in cash and cash equivalents                              (876,000)        3,123,000
Cash and cash equivalents at beginning of year                                   4,321,000         4,539,000
                                                                           ---------------   ---------------
Cash and cash equivalents at end of period                                 $     3,445,000   $     7,662,000
                                                                           ===============   ===============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. The October 31, 2003 condensed consolidated balance sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2004 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

RECLASSIFICATIONS

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

STOCK BASED COMPENSATION

     The Company accounts for stock-based employee compensation using the intrinsic value method. Accordingly, compensation expense has been recorded in the accompanying condensed consolidated financial statements for any stock options granted below the fair market value of the underlying stock as of the date of grant. The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair-value recognition provisions (an alternative method) to stock-based employee compensation. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

                                         SIX MONTHS ENDED APRIL 30,         THREE MONTHS ENDED APRIL 30,
                                      --------------------------------    --------------------------------
                                           2004              2003              2004              2003
                                      --------------    --------------    --------------    --------------
Net income, as reported               $    7,349,000    $    5,442,000    $    4,108,000    $    2,608,000

Add: Stock-based employee
 compensation expense included in
 reported net income, net
 of related tax effects                        1,000             2,000             1,000             1,000

Deduct: Total stock-based employee
 compensation expense determined
 under a fair-value method for all
 awards, net of related tax effects         (777,000)         (864,000)         (391,000)         (451,000)
                                      --------------    --------------    --------------    --------------
Pro forma net income                  $    6,573,000    $    4,580,000    $    3,718,000    $    2,158,000
                                      ==============    ==============    ==============    ==============

Net income per share:
    Basic - as reported               $          .31    $          .24    $          .17    $          .11
    Basic - pro forma                 $          .28    $          .20    $          .15    $          .09

    Diluted - as reported             $          .29    $          .22    $          .16    $          .11
    Diluted - pro forma               $          .26    $          .19    $          .14    $          .09

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

2.   ACQUISITION

     In December 2003, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired an 80% interest in the assets and business of Sierra Microwave Technology, Inc., (Sierra). Under the transaction, the Company formed a new subsidiary, Sierra Microwave Technology, LLC (Sierra LLC), which acquired substantially all of the assets and assumed certain liabilities of Sierra. The new subsidiary is owned 80% by the Company and 20% by certain members of Sierra's management group. The results of operations of Sierra LLC were included in the Company's results of operations effective December 2003. The purchase price was paid principally in cash using proceeds from the Company's revolving credit facility and with some shares of the Company's Class A Common Stock. The purchase price of the acquisition was not significant to the Company's condensed consolidated financial statements and the pro forma consolidated operating results assuming Sierra had been acquired as of the beginning of fiscal 2004 would not have been materially different from the reported results. The allocation of the purchase price to the acquired net assets is preliminary while the Company obtains final information regarding the fair value of assets acquired and liabilities assumed. Sierra LLC is engaged in the design and manufacture of certain niche microwave components used in satellites and military products.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

     ACCOUNTS RECEIVABLE

                                                                 APRIL 30, 2004    OCTOBER 31, 2003
                                                                ----------------   ----------------
       Accounts receivable                                      $     32,456,000   $     29,455,000
       Less: Allowance for doubtful accounts                            (653,000)          (635,000)
                                                                ----------------   ----------------
         Accounts receivable, net                               $     31,803,000   $     28,820,000
                                                                ================   ================

     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION OF CONTRACTS

                                                                 APRIL 30, 2004    OCTOBER 31, 2003
                                                                ----------------   ----------------
       Costs incurred on uncompleted contracts                  $     12,546,000   $      9,635,000
       Estimated earnings                                              9,599,000          7,861,000
                                                                ----------------   ----------------
                                                                      22,145,000         17,496,000
       Less: Billings to date                                        (19,979,000)       (15,223,000)
                                                                ----------------   ----------------
                                                                $      2,166,000   $      2,273,000
                                                                ================   ================
       Included in accompanying condensed consolidated
        balance sheets under the following captions:
         Accounts receivable, net (costs and estimated
          earnings in excess of billings)                       $      3,606,000   $      3,520,000
         Accrued expenses and other current liabilities
          (billings in excess of costs and estimated earnings)        (1,440,000)        (1,247,000)
                                                                ----------------   ----------------
                                                                $      2,166,000   $      2,273,000
                                                                ================   ================

     Changes in estimates on long-term contracts accounted for under the percentage-of-completion method did not have a significant impact on net income or diluted net income per share in the six months and three months ended April 30, 2004 and 2003.

     INVENTORIES

                                                                 APRIL 30, 2004    OCTOBER 31, 2003
                                                                ----------------   ----------------
       Finished products                                        $     25,845,000   $     28,958,000
       Work in process                                                10,293,000          9,333,000
       Materials, parts, assemblies and supplies                      13,229,000         12,949,000
                                                                ----------------   ----------------
         Total inventories                                      $     49,367,000   $     51,240,000
                                                                ================   ================

     Inventories related to long-term contracts were not significant as of April 30, 2004 and October 31, 2003. Amounts set forth above are net of write-downs to reduce slow-moving inventories to estimated net realizable values.

     PROPERTY, PLANT AND EQUIPMENT

                                                                 APRIL 30, 2004    OCTOBER 31, 2003
                                                                ----------------   ----------------
       Land                                                     $      2,157,000   $      1,750,000
       Buildings and improvements                                     19,611,000         18,981,000
       Machinery and equipment                                        45,527,000         43,629,000
       Construction in progress                                        2,155,000          1,623,000
                                                                ----------------   ----------------
                                                                      69,450,000         65,983,000
       Less: Accumulated depreciation                                (32,801,000)       (30,446,000)
                                                                ----------------   ----------------
         Property, plant and equipment, net                     $     36,649,000   $     35,537,000
                                                                ================   ================

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has two operating segments: the Flight Support Group (FSG) and the Electronic Technologies Group (ETG). Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2004 are as follows:

                                                  SEGMENT
                                     ---------------------------------     CONSOLIDATED
                                           FSG               ETG              TOTALS
                                     ---------------   ---------------   ---------------
   Balances as of October 31, 2003   $   119,729,000   $    68,971,000   $   188,700,000
   Goodwill acquired                               -        27,510,000        27,510,000
   Adjustments to goodwill                    46,000            61,000           107,000
                                     ---------------   ---------------   ---------------
   Balances as of April 30, 2004     $   119,775,000   $    96,542,000   $   216,317,000
                                     ===============   ===============   ===============

     The goodwill acquired during the period is a result of the Company's acquisition through a subsidiary of an 80% interest in the assets and business of Sierra (see Note 2). Adjustments to goodwill consist primarily of additional purchase price payments and contingent purchase price payments to previous owners of acquired businesses.

     Other intangible assets are recorded within the caption "Other assets" in the Company's condensed consolidated balance sheets. Other intangible assets subject to amortization consist primarily of licenses, patents, and non-compete covenants. The gross carrying amount and accumulated amortization of other intangible assets was $1,437,000 and $201,000, respectively, as of April 30, 2004. Amortization expense of other intangible assets for the six months and three months ended April 30, 2004 was $54,000 and $27,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2004 is estimated to be $109,000. Amortization expense for each of the next five fiscal years is estimated to be $131,000 in fiscal 2005, $130,000 in fiscal 2006, $127,000 in fiscal 2007, $109,000 in fiscal 2008 and $92,000 in fiscal 2009.

5.   LONG-TERM DEBT

     Long-term debt consists of:

                                                                 APRIL 30, 2004    OCTOBER 31, 2003
                                                                ----------------   ----------------
     Borrowings under revolving credit facility                 $     42,000,000   $     30,000,000
     Industrial Development Revenue Refunding
      Bonds - Series 1988                                              1,980,000          1,980,000
     Capital leases and equipment loans                                  177,000             33,000
                                                                ----------------   ----------------
                                                                      44,157,000         32,013,000
     Less: Current maturities of long-term debt                          (57,000)           (29,000)
                                                                ----------------   ----------------
                                                                $     44,100,000   $     31,984,000
                                                                ================   ================

     As of April 30, 2004 and October 31, 2003, the Company had a total of $42 million and $30 million, respectively, borrowed under its $120 million revolving credit facility at a weighted average interest rate of 2.6%. In April 2004, the Company extended the revolving credit term by one year to May 2007. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2004, the Company was in compliance with all such covenants.

     The interest rates on the Series 1988 industrial development revenue bonds were 1.1% and 1.2% as of April 30, 2004 and October 31, 2003, respectively. In January 2004, the Company extended the expiration date of its $2.0 million letter of credit that secures the payment of the 1988 industrial development revenue bonds to April 2008.

6.   SHAREHOLDERS' EQUITY

     Changes in consolidated shareholders' equity for the six months ended April 30, 2004 are as follows:

                                                              CLASS A        CAPITAL IN
                                             COMMON           COMMON        EXCESS OF PAR       RETAINED             NOTE
                                             STOCK             STOCK            VALUE           EARNINGS          RECEIVABLE
                                         --------------   --------------   --------------    --------------    --------------
Balances as of October 31, 2003          $       97,000   $      117,000   $  155,064,000    $   69,172,000    $   (2,932,000)
10% stock dividend on Common
 Stock and Class A Common Stock
 paid in shares of Class A Common
 Stock (Note 1)                                       -           22,000       29,342,000       (29,393,000)                -
Net income                                            -                -                -         7,349,000                 -
Shares issued in connection with
 business acquisition (Note 2)                        -            3,000        2,997,000                 -                 -
Proceeds from shares sold in
 connection with business
 acquisition (Note 10)                                -                -                -                 -         1,259,000
Adjustment to guaranteed resale
 value of shares issued in connection
 with business acquisition (Note 10)                  -                -       (1,673,000)                -         1,673,000
Cash dividends ($.05 per share)                       -                -                -          (596,000)                -
Tax benefit from stock option
 exercises                                            -                -        1,258,000                 -                 -
Exercises of stock options                        2,000            1,000          681,000                 -                 -
Other                                                 -                -            2,000             4,000                 -
                                         --------------   --------------   --------------    --------------    --------------
Balances as of April 30, 2004            $       99,000   $      143,000   $  187,671,000    $   46,536,000    $            -
                                         ==============   ==============   ==============    ==============    ==============

7.   RESEARCH AND DEVELOPMENT EXPENSES

     Cost of sales for the six months ended April 30, 2004 and 2003 includes approximately $4.5 million and $4.3 million, respectively, of new product research and development expenses. New product research and development expenses for the three months ended April 30, 2004 and 2003 were $2.4 million and $2.1 million, respectively. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

8.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the six months and three months ended April 30:

                                                            SIX MONTHS ENDED APRIL 30,       THREE MONTHS ENDED APRIL 30,
                                                         -------------------------------   -------------------------------
                                                              2004              2003            2004             2003
                                                         --------------   --------------   --------------   --------------
Numerator:
  Net income                                             $    7,349,000   $    5,442,000   $    4,108,000   $    2,608,000
                                                         ==============   ==============   ==============   ==============

Denominator:
  Weighted average common shares outstanding - basic         23,896,675       23,103,219       24,048,105       23,120,139
  Effect of dilutive stock options                            1,790,364        1,278,809        1,692,973        1,173,480
                                                         --------------   --------------   --------------   --------------
  Weighted average common shares outstanding - diluted       25,687,039       24,382,028       25,741,078       24,293,619
                                                         ==============   ==============   ==============   ==============

Net income per share - basic                             $          .31   $          .24   $          .17   $          .11
Net income per share - diluted                           $          .29   $          .22   $          .16   $          .11

Anti-dilutive stock options excluded                            569,817        2,417,565          589,039        2,552,726

9.   OPERATING SEGMENTS

     Information on the Company's two operating segments, the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the six months and three months ended April 30, 2004 and 2003, respectively, is as follows:

                                                                                 OTHER,
                                                        SEGMENT                PRIMARILY
                                             -----------------------------   CORPORATE AND     CONSOLIDATED
                                                  FSG             ETG         INTERSEGMENT        TOTALS
                                             -------------   -------------   -------------    -------------
For the six months ended April 30, 2004:
    Net sales                                $  71,967,000   $  27,082,000   $    (105,000)   $  98,944,000
    Depreciation and amortization                2,345,000         844,000         226,000        3,415,000
    Operating income                            11,338,000       6,187,000      (2,780,000)      14,745,000
    Capital expenditures                         1,166,000       1,051,000           3,000        2,220,000

For the six months ended April 30, 2003:
    Net sales                                $  62,262,000   $  21,288,000   $    (171,000)   $  83,379,000
    Depreciation and amortization                2,482,000         637,000         153,000        3,272,000
    Operating income                             9,539,000       2,672,000      (1,751,000)      10,460,000
    Capital expenditures                           536,000       1,803,000           4,000        2,343,000

For the three months ended April 30, 2004:
    Net sales                                $  37,710,000   $  15,143,000   $     (60,000)   $  52,793,000
    Depreciation and amortization                1,258,000         439,000         109,000        1,806,000
    Operating income                             6,012,000       3,703,000      (1,543,000)       8,172,000
    Capital expenditures                           670,000         533,000               -        1,203,000

For the three months ended April 30, 2003:
    Net sales                                $  30,376,000   $  11,288,000   $     (73,000)   $  41,591,000
    Depreciation and amortization                1,236,000         329,000          82,000        1,647,000
    Operating income                             4,162,000       1,904,000      (1,135,000)       4,931,000
    Capital expenditures                           396,000         633,000           4,000        1,033,000

     The total assets held by each operating segment as of April 30, 2004 and October 31, 2003 is as follows:

                                                        SEGMENT                  OTHER,
                                             -----------------------------     PRIMARILY       CONSOLIDATED
                                                  FSG             ETG          CORPORATE         TOTALS
                                             -------------   -------------   -------------    -------------
Total assets as of April 30, 2004            $ 213,105,000   $ 135,113,000   $  15,180,000    $ 363,398,000
Total assets as of October 31, 2003            214,292,000     103,798,000      15,154,000      333,244,000

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

     The Company's accounting policy for product warranties is to accrue an estimated liability at the time of shipment. Warranty reserves are included in the Company's condensed consolidated balance sheets under the caption "Accrued expenses and other current liabilities." The amount recognized is based on historical claims cost experience. Based on an analysis of such cost experience, the Company reduced its estimated warranty liability in the first quarter of fiscal 2004. Changes in the product warranty liability for the six months ended April 30, 2004 are as follows:

             Balance as of October 31, 2003                  $   633,000
             Change in estimate of warranty liability           (491,000)
             Accruals for warranties                              63,000
             Warranty claims settled                             (50,000)
                                                             -----------
             Balance as of April 30, 2004                    $   155,000
                                                             ===========

     As partial consideration in the acquisition of Inertial Airline Services, Inc. (IAS) in August 2001, the Company issued $5 million in HEICO Class A Common Stock (318,960 shares) and guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2004. Concurrent with the acquisition, the Company loaned the seller $5 million, which was due August 31, 2004 and secured by the 318,960 shares of HEICO Class A Common Stock. The loan has been shown as a reduction of shareholders' equity in the Company's condensed consolidated balance sheets under the caption, "Note receivable secured by Class A Common Stock." In October 2003, the seller sold 220,000 shares of the HEICO Class A Common Stock and the Company received net proceeds of $2.1 million to reduce the note receivable. In the second quarter of fiscal 2004, the Company received net proceeds of $1.2 million from the seller upon the sale of the remaining 98,960 shares of the HEICO Class A Common Stock. Pursuant to the Company's guarantee that the aggregate resale value of the 318,960 shares of Class A Common Stock would be at least $5 million, the $1.7 million difference between the guaranteed value and the $3.3 million of aggregate net proceeds ($2.1 million received in October 2003 and $1.2 million received in the second quarter of 2004) from the sales of the Class A Common Stock has been recorded as a reduction of both capital in excess of par value and the note receivable.

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

11.  SUBSEQUENT EVENT

     In May 2004, an employee upon whom the Flight Support Group maintained a $5 million key-person life insurance policy died. The insurance carrier has been notified of the claim. The Flight Support Group may incur restructuring expenses as a result of this event; however, the amount, if any, has not been quantified.

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

     The Company has two operating segments: the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

     The Company acquired an 80% interest in Sierra Microwave Technology, Inc. (Sierra) in December 2003 through its ETG (see Note 2 to the Condensed Consolidated Financial Statements). The purchase price of the acquisition was not significant to the Company's condensed consolidated financial statements and the pro forma consolidated results assuming Sierra had been acquired as of the beginning of fiscal 2004 would not have been materially different from the reported results. The operating results of Sierra have had a positive impact on the ETG, the smaller of the Company's two operating segments, as further explained below.

RESULTS OF OPERATIONS

     The following table sets forth the results of the Company's operations; net sales and operating income by segment; and the percentage of net sales represented by the respective items in the Company's condensed consolidated statements of operations.

                                               SIX MONTHS ENDED APRIL 30,     THREE MONTHS ENDED APRIL 30,
                                             -----------------------------   ------------------------------
                                                  2004            2003            2004             2003
                                             -------------   -------------   -------------    -------------
Net sales                                    $  98,944,000   $  83,379,000   $  52,793,000    $  41,591,000
                                             -------------   -------------   -------------    -------------
Cost of sales                                   64,694,000      55,702,000      34,079,000       27,690,000
Selling, general and administrative expenses    19,505,000      17,217,000      10,542,000        8,970,000
                                             -------------   -------------   -------------    -------------
Total operating costs and expenses              84,199,000      72,919,000      44,621,000       36,660,000
                                             -------------   -------------   -------------    -------------
Operating income                             $  14,745,000   $  10,460,000   $   8,172,000    $   4,931,000
                                             =============   =============   =============    =============

                                               SIX MONTHS ENDED APRIL 30,     THREE MONTHS ENDED APRIL 30,
                                             -----------------------------   ------------------------------
                                                  2004            2003            2004             2003
                                             -------------   -------------   -------------    -------------
Net sales by segment:
   Flight Support Group                      $  71,967,000   $  62,262,000   $  37,710,000    $  30,376,000
   Electronic Technologies Group                27,082,000      21,288,000      15,143,000       11,288,000
   Intersegment sales                             (105,000)       (171,000)        (60,000)         (73,000)
                                             -------------   -------------   -------------    -------------
                                             $  98,944,000   $  83,379,000   $  52,793,000    $  41,591,000
                                             =============   =============   =============    =============

Operating income by segment:
   Flight Support Group                      $  11,338,000   $   9,539,000   $   6,012,000    $   4,162,000
   Electronic Technologies Group                 6,187,000       2,672,000       3,703,000        1,904,000
   Other, primarily corporate                   (2,780,000)     (1,751,000)     (1,543,000)      (1,135,000)
                                             -------------   -------------   -------------    -------------
                                             $  14,745,000   $  10,460,000   $   8,172,000    $   4,931,000
                                             =============   =============   =============    =============

Net sales                                            100.0%          100.0%          100.0%           100.0%
Gross profit                                          34.6%           33.2%           35.4%            33.4%
Selling, general and administrative expense           19.7%           20.6%           20.0%            21.6%
Operating income                                      14.9%           12.5%           15.5%            11.9%
Interest expense                                       0.6%            0.8%            0.6%             0.7%
Interest and other income                                -             0.1%              -                -
Income tax expense                                     4.9%            4.2%            5.1%             3.9%
Minority interests' share of income                    1.9%            1.2%            2.0%             1.0%
Net income                                             7.4%            6.5%            7.8%             6.3%

COMPARISON OF FIRST SIX MONTHS OF FISCAL 2004 TO FIRST SIX MONTHS OF FISCAL 2003

Net Sales

     Net sales for the first six months of fiscal 2004 increased by 18.7% to $98.9 million, as compared to net sales of $83.4 million for the first six months of fiscal 2003. The increase in net sales reflects an increase of $9.7 million (a 15.6% increase) to $72.0 million in sales within the FSG, and an increase of $5.8 million (a 27.2% increase) to $27.1 million in sales within the ETG. The FSG's sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continuing recovery within the commercial airline industry, as well as increased sales of new products. The increase in sales within the ETG primarily resulted from the acquisition of Sierra in December 2003.

     The Company's net sales for the first six months of fiscal 2004 by market were comprised of 65% from the commercial aviation industry, 23% from the defense and space industries and 12% from other markets including industrial, medical, electronics and telecommunications. Net sales for the first six months of fiscal 2003 by market consisted of 70% from the commercial aviation industry, 20% from the defense and space industries and 10% from other markets.

Gross Profits and Operating Expenses

     The Company's gross profit margin improved to 34.6% for the first six months of fiscal 2004 as compared to 33.2% for the first six months of fiscal 2003, reflecting higher margins within the

ETG offset by a small decrease in the FSG's gross profit margin. The ETG's gross profit margin increase was primarily due to the acquisition of Sierra and sales of higher margin products. The FSG's gross profit margin decrease was principally due to higher costs from write-offs of excess inventory in the first quarter of fiscal 2004, partially offset by a reduction of its product warranty reserve and lower research and development expenses as a percentage of net sales. Consolidated cost of sales amounts for the first six months of fiscal 2004 and fiscal 2003 include approximately $4.5 million and $4.3 million, respectively, of new product research and development expenses.

     Selling, general and administrative (SG&A) expenses were $19.5 million and $17.2 million for the first six months of fiscal 2004 and fiscal 2003, respectively. The increase in SG&A expenses is mainly due to an increase in Corporate expenses and the acquisition of Sierra. Corporate expenses in the first six months of fiscal 2003 reflected a reversal of approximately $400,000 of professional fees that were accrued at the end of fiscal 2002 pursuant to a contractual arrangement that was renegotiated in the first quarter of fiscal 2003.

     As a percentage of net sales, SG&A expenses decreased to 19.7% for the first six months of fiscal 2004 compared to 20.6% for the first six months of fiscal 2003. The decrease as a percentage of sales is due to higher sales volumes within the FSG and ETG.

Operating Income

     Operating income for the first six months of fiscal 2004 increased by 41.0% to $14.7 million, compared to operating income of $10.5 million for the first six months of fiscal 2003. The increase in operating income reflects an increase of $1.8 million (an 18.9% increase) in operating income of the FSG from $9.5 million for the first six months of fiscal 2003 to $11.3 million for the first six months of fiscal 2004 and an increase of $3.5 million (a 131.5% increase) in operating income of the ETG from $2.7 million for the first six months of fiscal 2003 to $6.2 million for the first six months of fiscal 2004, partially offset by a $1.0 million increase in Corporate expenses. As a percentage of net sales, operating income increased from 12.5% in the first six months of fiscal 2003 to 14.9% in the first six months of fiscal 2004. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 15.3% in the first six months of fiscal 2003 to 15.8% in the first six months of fiscal 2004 and an increase in the ETG's operating income as a percentage of net sales from 12.6% in the first six months of fiscal 2003 to 22.8% in the first six months of fiscal 2004. The increase in the FSG's operating income as a percentage of net sales reflects the lower SG&A expenses as a percentage of sales partially offset by the small decrease in gross profit margins discussed previously. The increase in the ETG's operating income and operating income as a percentage of net sales reflects the purchase of Sierra and the increased gross margins, discussed previously.

Interest Expense

     Interest expense in the first six months of fiscal 2004 and fiscal 2003 was comparable as average borrowings outstanding and associated interest rates remained at approximately the same levels.

Interest and Other Income

     Interest and other income in the first six months of fiscal 2004 and fiscal 2003 were not material.

Income Tax Expense

     The Company's effective tax rate decreased from 35.3% for the first six months of fiscal 2003 to 34.4% for the first six months of fiscal 2004 as the minority interests' share of the income of Sierra Microwave Technology, LLC (Sierra LLC) is excluded from the Company's income that is subject to federal income taxes, and due to a higher tax benefit on foreign sales.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra LLC. The increase from the first six months of fiscal 2003 to the first six months of fiscal 2004 was attributable to income of Sierra LLC and higher earnings of the FSG.

Net Income

     The Company's net income was $7.3 million, or $.29 per diluted share, in the first six months of fiscal 2004 compared to $5.4 million, or $.22 per diluted share, in the first six months of fiscal 2003.

OUTLOOK

     The Company reported increased sales in its two business segments, reflecting both organic growth and growth through acquisitions. Based on operating results through the first half of the year and current market conditions, the Company believes that the FSG's operating margins will continue to improve during the balance of fiscal 2004 while maintaining the strong operating margins in the ETG.

     Based on the current strengthening of the general economy and the markets in which the Company participates and the Company's continued success in introducing new products and services, the Company continues to target growth in fiscal 2004 sales and earnings over fiscal 2003 results.

     The FSG filed a claim with its insurance carrier in May 2004 on a $5 million key-person life insurance policy that it maintains (see Note 11 to the Condensed Cosolidated Financial Statements).

COMPARISON OF SECOND QUARTER OF FISCAL 2004 TO SECOND QUARTER OF FISCAL 2003

Net Sales

     Net sales for the second quarter of fiscal 2004 increased by 26.9% to $52.8 million, as compared to net sales of $41.6 million for the second quarter of fiscal 2003. The increase in net sales reflects an increase of $7.3 million (a 24.1% increase) to $37.7 million in sales within the FSG, and an increase of $3.9 million (a 34.2% increase) to $15.1 million in sales within the ETG. The FSG's sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continued recovery within the commercial airline industry, as well as increased sales of new products. The increase in sales within the ETG primarily resulted from the acquisition of Sierra .

Gross Profits and Operating Expenses

     The Company's gross profit margin improved to 35.4% for the second quarter of fiscal 2004 as compared to 33.4% for the second quarter of fiscal 2003, reflecting higher margins within the ETG. The ETG's gross profit margin increase was primarily due to the acquisition of Sierra and sales of higher margin products. The FSG's gross profit margin was the same in both the second quarter of fiscal 2004 and 2003. Consolidated cost of sales amounts for the second quarter of fiscal 2004 and fiscal 2003 include approximately $2.4 million and $2.1 million, respectively, of new product research and development expenses.

     Selling, general and administrative (SG&A) expenses were $10.5 million and $9.0 million for the second quarters of fiscal 2004 and fiscal 2003, respectively. The increase in SG&A expenses is mainly due to the acquisition of Sierra and an increase in Corporate expenses.

     As a percentage of net sales, SG&A expenses decreased to 20.0% for the second quarter of fiscal 2004 compared to 21.6% for the second quarter of fiscal 2003. The decrease as a percentage of sales is due to higher sales volumes within the FSG and ETG.

Operating Income

     Operating income of $8.2 million for the second quarter of fiscal 2004 was 65.7% higher than operating income of $4.9 million for the second quarter of fiscal 2003. The increase in operating income reflects a $1.8 million increase in operating income of the FSG from $4.2 million for the second quarter of fiscal 2003 to $6.0 million for the second quarter to fiscal 2004 and a $1.8 million increase in operating income of the ETG from $1.9 million for the second quarter of fiscal 2003 to $3.7 million for the second quarter of fiscal 2004, partially offset by a $.4 million increase in Corporate expenses. As a percentage of net sales, operating income increased from 11.9% in the second quarter of fiscal 2003 to 15.5% in the second quarter of fiscal 2004. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 13.7% in the second quarter of fiscal 2003 to 15.9% in the second quarter of fiscal 2004 and an increase in the ETG's operating income as a percentage of net sales from 16.9% in the second quarter of fiscal 2003 to 24.5% in the second quarter of fiscal 2004. The increase in the FSG's operating income as a percentage of net sales reflects the lower SG&A expenses as a percentage of sales. The increase in the ETG's operating income and operating income as a percentage of net sales reflects the purchase of Sierra and the increased gross margins, discussed previously.

Interest Expense

     Interest expense in the second quarters of fiscal 2004 and fiscal 2003 was comparable as average borrowings outstanding and associated interest rates remained at approximately the same levels.

Interest and Other Income

     Interest and other income in the second quarters of fiscal 2004 and fiscal 2003 were not material.

Income Tax Expense

     The Company's effective tax rate decreased from 35.3% for the second quarter of fiscal 2003 to 34.3% for the second quarter of fiscal 2004 as the minority interests' share of the income of Sierra Microwave Technology, LLC (Sierra LLC) is excluded from the Company's income that is subject to federal income taxes, and due to a higher tax benefit on foreign sales.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra LLC. The increase from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 was attributable to higher earnings of the FSG and income of Sierra LLC.

Net Income

     The Company's net income was $4.1 million, or $.16 per diluted share, in the second quarter of fiscal 2004 compared to $2.6 million, or $0.11 per diluted share, in the second quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash primarily from its operating activities and financing activities, including borrowings under long-term credit agreements.

     Principal uses of cash by the Company include acquisitions, payments of principal and interest on debt, capital expenditures, cash dividends and increases in working capital.

     The Company believes that its operating cash flow and available borrowings under its revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

     Net cash provided by operating activities was $16.7 million for the first six months of fiscal 2004, consisting primarily of net income of $7.3 million, depreciation and amortization of $3.4 million, minority interests' share of income of consolidated subsidiaries of $1.9 million, a deferred income tax provision of $1.7 million, a tax benefit on stock option exercises of $1.3 million, and a decrease in net operating assets of $1.1 million.

Investing Activities

     Net cash used in investing activities during the first six months of fiscal 2004 related primarily to the acquisition of Sierra and capital expenditures totaling $2.2 million for building improvements at certain manufacturing facilities and equipment purchases.

Financing Activities

     Net cash provided by financing activities during the first six months of fiscal 2004 primarily related to net borrowings of $12.0 million on the Company's revolving credit facility reflecting $27.0 million borrowed to fund the acquisition referenced above, net of repayments of $15.0 million and proceeds from stock option exercises of $0.7 million, partially offset by the payment of $0.6 million in cash dividends on the Company's common stock.

     In April 2004, the Company extended the term of its revolving credit facility by one year to May 2007.

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

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters could differ materially from those expressed in or implied by those forward-looking statements as a result of factors, including, but not limited to: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense or space spending by U.S. and/or foreign customers, or competition from existing and new competitors, which could reduce our sales; HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aerospace, defense and electronics industries, which could negatively impact our costs and revenues. For an enterprise such as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of April 30, 2004, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $111,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As announced by the Company in October 2002, the Company's Board of Directors has authorized the repurchase of up to 425,000 shares of its Common Stock and/or Class A Common Stock to be executed, at management's discretion, in the open market or via private transactions. Through April 30, 2004, the Company has repurchased 22,000 shares of its Class A Common Stock. The remaining 403,000 shares authorized for repurchase are subject to certain restrictions included in the Company's revolving credit agreement. During the quarter ended April 30, 2004, the Company did not repurchase any shares of its Common Stock and/or Class A Common Stock. The repurchase program does not have a fixed termination date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on March 16, 2004, the Company's shareholders elected seven directors.

     The number of votes cast for and withheld for each nominee for director was as follows:

              DIRECTOR                     FOR             WITHHELD
              --------                     ---             --------
       Samuel L. Higginbottom           10,457,220           86,977
       Wolfgang Mayrhuber               10,484,836           59,361
       Eric A. Mendelson                10,250,239          293,958
       Laurans A. Mendelson             10,254,367          289,830
       Victor H. Mendelson              10,248,938          295,259
       Albert Morrison, Jr.             10,309,579          234,618
       Dr. Alan Schriesheim             10,458,459           85,738

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         EXHIBIT   DESCRIPTION
         -------   -----------
           10.1    Consent to Extension dated as of April 5, 2004 to the
                   Revolving Credit Agreement dated as of May 15, 2003 among
                   HEICO Corporation and SunTrust Bank. *

           31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer. *

           31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer. *

           32.1    Section 1350 Certification of Chief Executive Officer. **

           32.2    Section 1350 Certification of Chief Financial Officer. **

     ----------
     *  Filed herewith.
     ** Furnished herewith.

     (b) REPORTS ON FORM 8-K

              The Company furnished a report on Form 8-K to the Securities and Exchange Commission dated February 24, 2004, which contained a press release announcing the Company's financial results for the first quarter ended January 31, 2004.

              The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 1, 2004, which announced that a member of the Company's Board of Directors ceased receiving and will no longer receive any consulting, advisory or other compensatory fee from the Company or any subsidiary thereof, other than Director's Fees in his capacity as a member of the Board of Directors and any Board Committee.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEICO CORPORATION
                                       (Registrant)

Date: May 28, 2004                   By: /s/ Thomas S. Irwin
                                     -----------------------
                                     Thomas S. Irwin
                                     Executive Vice President
                                      and Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT #    DESCRIPTION
---------    -----------
  10.1       Consent to Extension dated as of April 5, 2004 to the Revolving
             Credit Agreement dated as of May 15, 2003 among HEICO Corporation and SunTrust Bank.

  31.1       Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
             Officer.

  31.2       Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
             Officer.

  32.1       Section 1350 Certification of Chief Executive Officer.

  32.2       Section 1350 Certification of Chief Financial Officer.