Form 10-Q
period 2004-07-31
HEICO CORP
filed 2004-08-27
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2004 or

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

                                Yes [X]   No [ ]

        The number of shares outstanding of each of the registrant's classes of common stock as of August 25, 2004:

     Common Stock, $.01 par value                     9,871,963 shares
     Class A Common Stock, $.01 par value            14,308,410 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                 PAGE NO
                                                                                 -------
PART I.  FINANCIAL INFORMATION:

  Item 1.  Condensed Consolidated Balance Sheets (unaudited)
            as of July 31, 2004 and October 31, 2003.................................2

           Condensed Consolidated Statements of Operations (unaudited)
            for the nine months and three months ended July 31, 2004 and 2003........3

           Condensed Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended July 31, 2004 and 2003.........................4

           Notes to Condensed Consolidated Financial Statements (unaudited)..........5

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................15

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks..............25

  Item 4.  Controls and Procedures..................................................26

PART II.  OTHER INFORMATION:

  Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities..........................................27

  Item 6.  Exhibits.................................................................27

SIGNATURE...........................................................................28

                      PART I. ITEM 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                           JULY 31, 2004   OCTOBER 31, 2003
                                                           -------------   ----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                $   8,270,000     $   4,321,000
  Accounts receivable, net                                    31,502,000        28,820,000
  Inventories                                                 48,977,000        51,240,000
  Prepaid expenses and other current assets                    5,319,000         6,231,000
  Deferred income taxes                                        5,105,000         3,872,000
                                                           -------------     -------------
    Total current assets                                      99,173,000        94,484,000

Property, plant and equipment, net                            36,799,000        35,537,000
Goodwill                                                     216,801,000       188,700,000
Other assets                                                  15,862,000        14,523,000
                                                           -------------     -------------
    Total assets                                           $ 368,635,000     $ 333,244,000
                                                           =============     =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                     $      58,000     $      29,000
  Trade accounts payable                                       6,716,000         7,475,000
  Accrued expenses and other current liabilities              18,091,000        14,362,000
  Income taxes payable                                           871,000           820,000
                                                           -------------     -------------
    Total current liabilities                                 25,736,000        22,686,000

Long-term debt, net of current maturities                     36,086,000        31,984,000
Deferred income taxes                                         15,224,000        10,337,000
Other non-current liabilities                                  5,795,000         6,142,000
                                                           -------------     -------------
    Total liabilities                                         82,841,000        71,149,000
                                                           -------------     -------------
Minority interests in consolidated subsidiaries               43,816,000        40,577,000
                                                           -------------     -------------

Commitments and contingencies (Note 13)
Shareholders' equity:
  Preferred Stock, $.01 par value per share;
   10,000,000 shares authorized; 300,000
   shares designated as Series B Junior
   Participating Preferred Stock and 300,000
   shares designated as Series C Junior Participating
   Preferred Stock; none issued                                       --               --
  Common Stock, $.01 par value per share;
   30,000,000 shares authorized;
   9,871,813 and 9,690,945 shares issued
   and outstanding, respectively                                  99,000            97,000
  Class A Common Stock, $.01 par value per share;
   30,000,000 shares authorized;
   14,304,970 and 13,876,496 shares issued
   and outstanding, respectively                                 143,000           117,000
  Capital in excess of par value                             187,692,000       155,064,000
  Retained earnings                                           54,044,000        69,172,000
                                                           -------------     -------------
                                                             241,978,000       224,450,000
  Less:  Note receivable secured by Class A Common Stock              --        (2,932,000)
                                                           -------------     -------------
    Total shareholders' equity                               241,978,000       221,518,000
                                                           -------------     -------------
    Total liabilities and shareholders' equity             $ 368,635,000     $ 333,244,000
                                                           =============     =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      NINE MONTHS ENDED JULY 31,   THREE MONTHS ENDED JULY 31,
                                                    ----------------------------   ---------------------------
                                                        2004           2003           2004           2003
                                                    -------------  -------------   ------------   ------------
Net sales                                           $ 154,764,000  $ 128,791,000   $ 55,820,000   $ 45,412,000
                                                    -------------  -------------   ------------   ------------

Operating costs and expenses:
  Cost of sales                                       100,898,000     85,978,000     36,204,000     30,276,000
  Selling, general and administrative expenses         31,251,000     26,252,000     11,746,000      9,035,000
                                                    -------------  -------------   ------------   ------------

Total operating costs and expenses                    132,149,000    112,230,000     47,950,000     39,311,000
                                                    -------------  -------------   ------------   ------------

Operating income                                       22,615,000     16,561,000      7,870,000      6,101,000

Interest expense                                         (882,000)      (937,000)      (250,000)      (307,000)
Interest and other income                                  95,000        106,000         93,000         17,000
Life insurance proceeds                                 5,000,000             --      5,000,000             --
                                                    -------------  -------------   ------------   ------------

Income before income taxes and minority interests      26,828,000     15,730,000     12,713,000      5,811,000

Income tax expense                                      7,447,000      5,605,000      2,591,000      2,107,000
                                                    -------------  -------------   ------------   ------------

Income before minority interests                       19,381,000     10,125,000     10,122,000      3,704,000

Minority interests' share of income                     3,917,000      1,443,000      2,007,000        464,000
                                                    -------------  -------------   ------------   ------------

Net income                                          $  15,464,000  $   8,682,000   $  8,115,000   $  3,240,000
                                                    =============  =============   ============   ============

Net income per share:
  Basic                                             $         .64  $         .38   $        .34   $        .14
  Diluted                                           $         .60  $         .36   $        .32   $        .13

Weighted average number of common shares
 outstanding:
  Basic                                                23,986,315     23,147,042     24,165,595     23,234,687
  Diluted                                              25,709,844     24,409,265     25,755,455     24,463,742

Cash dividends per share                            $        .050  $        .045   $       .025   $       .023

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                  NINE MONTHS ENDED JULY 31,
                                                                 ----------------------------
                                                                     2004            2003
                                                                 ------------     -----------
Operating Activities:
  Net income                                                     $ 15,464,000      $ 8,682,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                   5,126,000        5,004,000
    Deferred income tax provision                                   3,654,000        2,858,000
    Minority interests' share of income                             3,917,000        1,443,000
    Tax benefit from stock option exercises                         1,252,000          350,000
    Change in estimate of product warranty liability                 (491,000)              --
    Restructuring expense related to inventory write-downs            350,000               --
    Changes in assets and liabilities, net of acquisitions:
     (Increase) decrease in accounts receivable                      (897,000)       1,400,000
      Decrease in inventories                                       2,459,000        1,258,000
      Increase in prepaid expenses and other current assets          (867,000)        (489,000)
      Increase (decrease) in trade accounts payables, accrued
       expenses and other current liabilities                       2,584,000       (2,869,000)
      Increase in income taxes payable                                 51,000          545,000
      Other                                                             2,000          (71,000)
                                                                 ------------      -----------
  Net cash provided by operating activities                        32,604,000       18,111,000
                                                                 ------------      -----------
Investing Activities:
    Acquisitions and related costs, net of cash acquired          (28,064,000)      (1,530,000)
    Capital expenditures                                           (3,442,000)      (3,137,000)
    Other                                                          (1,159,000)         197,000
                                                                 ------------      -----------
    Net cash used in investing activities                         (32,665,000)      (4,470,000)
                                                                 ------------      -----------
Financing Activities:
    Borrowings (payments) on revolving credit facilities, net       4,000,000      (12,000,000)
    Cash dividends paid                                            (1,201,000)      (1,055,000)
    Proceeds from stock option exercises                              712,000          535,000
    Other                                                             499,000         (925,000)
                                                                 ------------      -----------
    Net cash provided by (used in) financing activities             4,010,000      (13,445,000)
                                                                 ------------      -----------

Net increase in cash and cash equivalents                           3,949,000          196,000
Cash and cash equivalents at beginning of year                      4,321,000        4,539,000
                                                                 ------------      -----------
Cash and cash equivalents at end of period                       $  8,270,000      $ 4,735,000
                                                                 ============      ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. The October 31, 2003 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                                                 NINE MONTHS ENDED JULY 31,    THREE MONTHS ENDED JULY 31,
                                                ---------------------------    --------------------------
                                                   2004             2003          2004            2003
                                                ------------    -----------    -----------    -----------
Net income, as reported                         $ 15,464,000    $ 8,682,000    $ 8,115,000    $ 3,240,000

Add:  Stock-based employee compensation
expense included in reported net income, net
of related tax effects                                 1,000          3,000             --          1,000

Deduct:  Total stock-based employee
compensation expense determined under a
fair-value method for all awards, net of
related tax effects                               (1,111,000)    (1,280,000)      (334,000)      (416,000)
                                                ------------    -----------    -----------    -----------
Pro forma net income                            $ 14,354,000    $ 7,405,000    $ 7,781,000    $ 2,825,000
                                                ============    ===========    ===========    ===========

Net income per share:
  Basic - as reported                           $        .64    $       .38    $       .34    $       .14
  Basic - pro forma                             $        .60    $       .32    $       .32    $       .12

  Diluted - as reported                         $        .60    $       .36    $       .32    $       .13
  Diluted - pro forma                           $        .56    $       .30    $       .30    $       .12

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

3.      SELECTED FINANCIAL STATEMENT INFORMATION

        ACCOUNTS RECEIVABLE

                                                    JULY 31, 2004   OCTOBER 31, 2003
                                                    -------------   ----------------
           Accounts receivable                      $  32,105,000   $     29,455,000
           Less:  Allowance for doubtful accounts        (603,000)          (635,000)
                                                    -------------   ----------------
             Accounts receivable, net               $  31,502,000   $     28,820,000
                                                    =============   ================

        COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION OF CONTRACTS

                                                    JULY 31, 2004   OCTOBER 31, 2003
                                                    -------------   ----------------
           Costs incurred on uncompleted contracts  $  14,885,000   $      9,635,000
           Estimated earnings                          10,795,000          7,861,000
                                                    -------------   ----------------
                                                       25,680,000         17,496,000
           Less:  Billings to date                    (23,658,000)       (15,223,000)
                                                    -------------   ----------------
                                                    $   2,022,000   $      2,273,000
                                                    =============   ================
            Included in accompanying condensed
             consolidated balance sheets under
             the following captions:
               Accounts receivable, net (costs
                and estimated earnings in excess
                of billings)                         $   2,800,000   $      3,520,000
               Accrued expenses and other current
                liabilities (billings in excess of
                costs and estimated earnings)             (778,000)        (1,247,000)
                                                     -------------   ----------------
                                                     $   2,022,000   $      2,273,000
                                                     =============   ================

        Changes in estimates on long-term contracts accounted for under the percentage-of-completion method did not have a significant impact on net income or diluted net income per share in the nine months and three months ended July 31, 2004 and 2003.

        INVENTORIES

                                                    JULY 31, 2004   OCTOBER 31, 2003
                                                    -------------   ----------------
           Finished products                        $  25,388,000   $     28,958,000
           Work in process                              9,855,000          9,333,000
           Materials, parts, assemblies and
            supplies                                   13,734,000         12,949,000
                                                    -------------   ----------------
             Total inventories                      $  48,977,000   $     51,240,000
                                                    =============   ================

        Inventories related to long-term contracts were not significant as of July 31, 2004 and October 31, 2003. Amounts set forth above are net of write-downs to reduce slow-moving inventories to estimated net realizable values.

        PROPERTY, PLANT AND EQUIPMENT

                                                    JULY 31, 2004   OCTOBER 31, 2003
                                                    -------------   ----------------
           Land                                     $   2,157,000   $      1,750,000
           Buildings and improvements                  19,902,000         18,981,000
           Machinery and equipment                     46,777,000         43,629,000
           Construction in progress                     1,942,000          1,623,000
                                                    -------------   ----------------
                                                       70,778,000         65,983,000
           Less:  Accumulated depreciation            (33,979,000)       (30,446,000)
                                                    -------------   ----------------
             Property, plant and equipment, net     $  36,799,000   $     35,537,000
                                                    =============   ================

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company has two operating segments: the Flight Support Group (FSG) and the Electronic Technologies Group (ETG). Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2004 are as follows:

                                                        SEGMENT
                                              ----------------------------   CONSOLIDATED
                                                  FSG             ETG           TOTALS
                                              -------------   ------------   -------------
   Balances as of October 31, 2003            $ 119,729,000   $ 68,971,000   $ 188,700,000
   Goodwill acquired                                     --     27,510,000      27,510,000
   Adjustments to goodwill                          525,000         66,000         591,000
                                              -------------   ------------   -------------
   Balances as of July 31, 2004               $ 120,254,000   $ 96,547,000   $ 216,801,000
                                              =============   ============   =============

        The goodwill acquired during the period is a result of the Company's acquisition, through a subsidiary, of an 80% interest in the assets and business of Sierra (see Note 2 - Acquisition). Adjustments to goodwill consist primarily of additional purchase price payments and contingent purchase price payments to previous owners of acquired businesses.

        Other intangible assets are recorded within Other Assets in the accompanying Condensed Consolidated Balance Sheets. Other intangible assets subject to amortization consist primarily of licenses, patents, and non-compete covenants. The gross carrying amount and accumulated amortization of other intangible assets was $1,455,000 and $231,000 respectively, as of July 31, 2004. Amortization expense of other intangible assets for the nine months and three months ended July 31, 2004 was $84,000 and $30,000 respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2004 is estimated to be $114,000. Amortization expense for each of the next five fiscal years is estimated to be $130,000 in fiscal 2005, $130,000 in fiscal 2006, $126,000 in fiscal 2007, $111,000 in fiscal 2008 and $93,000 in fiscal
2009.

5.      LONG-TERM DEBT

        Long-term debt consists of:

                                               JULY 31, 2004   OCTOBER 31, 2003
                                               -------------   ----------------
        Borrowings under revolving credit
         facility                              $  34,000,000   $     30,000,000
        Industrial Development Revenue
         Refunding Bonds - Series 1988             1,980,000          1,980,000
        Capital leases and equipment loans           164,000             33,000
                                               -------------   ----------------
                                                  36,144,000         32,013,000
        Less:  Current maturities of
         long-term debt                              (58,000)           (29,000)
                                               -------------   ----------------
                                               $  36,086,000   $     31,984,000
                                               =============   ================

        As of July 31, 2004 and October 31, 2003, the Company had a total of $34 million and $30 million, respectively, borrowed under its $120 million revolving credit facility at weighted average interest rates of 2.7% and 2.6%, respectively. In April 2004, the Company extended the revolving credit term by one year to May 2007. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2004, the Company was in compliance with all such covenants.

        The interest rates on the Series 1988 industrial development revenue bonds were 1.1% and 1.2% as of July 31, 2004 and October 31, 2003, respectively. In January 2004, the Company extended the expiration date of its $2.0 million letter of credit that secures the payment of the 1988 industrial development revenue bonds to April 2008.

6.      SHAREHOLDERS' EQUITY

        Changes in consolidated shareholders' equity for the nine months ended July 31, 2004 are as follows:

                                                             CLASS A      CAPITAL IN
                                              COMMON         COMMON      EXCESS OF PAR    RETAINED         NOTE
                                              STOCK           STOCK          VALUE        EARNINGS      RECEIVABLE
                                           ------------   ------------   -------------   ------------   ------------
Balances as of October 31, 2003            $     97,000   $    117,000   $ 155,064,000   $ 69,172,000   $ (2,932,000)
10% stock dividend on Common
 Stock and Class A Common Stock
 paid in shares of Class A Common
 Stock (Note 1)                                      --         22,000      29,342,000    (29,393,000)            --
Net income                                           --             --              --     15,464,000             --
Shares issued in connection with
 business acquisition (Note 2)                       --          3,000       2,997,000             --             --
Proceeds from shares sold in
 connection with business
 acquisition (Note 13)                               --             --              --             --      1,259,000
Adjustment to guaranteed resale
 value of shares issued in connection
 with business acquisition (Note 13)                 --             --      (1,673,000)            --      1,673,000
Cash dividends ($.05 per share)                      --             --              --     (1,201,000)            --
Tax benefit from stock option
 exercises                                           --             --       1,252,000             --             --
Exercises of stock options                        2,000          2,000         708,000             --             --
Other                                                --         (1,000)          2,000          2,000             --
                                           ------------   ------------   -------------   ------------   ------------
Balances as of July 31, 2004               $     99,000   $    143,000   $ 187,692,000   $ 54,044,000   $         --
                                           ============   ============   =============   ============   ============

7.      RESEARCH AND DEVELOPMENT EXPENSES

        Cost of Sales for the nine months ended July 31, 2004 and 2003 includes approximately $6.8 million and $6.5 million, respectively, of new product research and development expenses. New product research and development expenses for both the three months ended July 31, 2004 and 2003 were $2.3 million. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

8.      RESTRUCTURING EXPENSES

        In July 2004, the Company incurred $600,000 of restructuring expenses within certain subsidiaries of the Flight Support Group that provide repair and overhaul services ("repair and overhaul subsidiaries"). The restructuring expenses include $350,000 of inventory write-downs, which were recorded within Cost of Sales in the accompanying Condensed Consolidated Statements of Operations, and $250,000 of management hiring/relocation related expenses that were recorded within Selling, General and Administrative Expenses. The inventory written down is related to older generation aircraft for which repair and overhaul services are being discontinued by the Company. The repair and overhaul subsidiaries' restructuring expenses decreased net income (after income taxes and the minority interest's share of the expenses) for the nine months and three months ended July 31, 2004 by $301,000, or $.01 per diluted share.

        The following table summarizes the restructuring expenses and associated accrual:

                                                       MANAGEMENT
                                                        HIRING /
                                                       RELOCATION
                                          INVENTORY     RELATED
                                         WRITE-DOWNS    EXPENSES       TOTALS
                                         -----------   ----------    ----------
        Balances as of April 30, 2004    $        --   $       --    $       --
        Restructuring expenses               350,000      250,000       600,000
        Cash payments                             --           --            --
        Non-cash amount                     (350,000)          --      (350,000)
                                         -----------   ----------    ----------
        Balances as of July 31, 2004     $        --   $  250,000    $  250,000
                                         ===========   ==========    ==========

        The accrued restructuring expenses are included within Accrued Expenses and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets.

        The repair and overhaul subsidiaries' restructuring plan is expected to result in additional expenses estimated to aggregate approximately $400,000 - $600,000. The additional expenses include contract termination costs, including the lease termination on a facility, and other associated costs principally consisting of moving costs related to the consolidation of two repair and overhaul facilities and one-time employee termination/hiring benefits. These additional restructuring expenses are expected to be incurred and/or recognized under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" over the fourth quarter of fiscal 2004 and first quarter of fiscal 2005.

9.      LIFE INSURANCE PROCEEDS

        In July 2004, the Company received $5.0 million in proceeds from the death benefit of a key-person life insurance policy maintained by a subsidiary of the Flight Support Group that provides repair and overhaul services. The life insurance proceeds increased net income (after the minority interest's share of the income) for the nine months and three months ended July 31, 2004 by $4.0 million, or $.16 per diluted share.

10.     INCOME TAX EXPENSE

        The Company's effective tax rates of 27.8% and 20.4% for the nine months and three months ended July 31, 2004 are substantially lower than the effective tax rates for the respective periods of the prior year as the $5.0 million in life insurance proceeds received in July 2004 (see Note 9 - Life Insurance Proceeds) and the minority interests' share of the income of Sierra LLC are excluded from the Company's income that is subject to income taxes.

11.     NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the nine months and three months ended July 31:

                                                           NINE MONTHS ENDED JULY 31,   THREE MONTHS ENDED JULY 31,
                                                          ---------------------------   ---------------------------
                                                              2004           2003           2004          2003
                                                          ------------   ------------   ------------   ------------
Numerator:
  Net income                                              $ 15,464,000   $  8,682,000   $  8,115,000   $  3,240,000
                                                          ============   ============   ============   ============

Denominator:
  Weighted average common shares outstanding - basic        23,986,315     23,147,042     24,165,595     23,234,687
  Effect of dilutive stock options                           1,723,529      1,262,223      1,589,860      1,229,055
                                                          ------------   ------------   ------------   ------------
  Weighted average common shares outstanding - diluted      25,709,844     24,409,265     25,755,455     24,463,742
                                                          ============   ============   ============   ============

Net income per share - basic                              $        .64   $        .38   $        .34   $        .14
Net income per share - diluted                            $        .60   $        .36   $        .32   $        .13

Anti-dilutive stock options excluded                           577,136      2,389,587        591,773      2,333,632

12.     OPERATING SEGMENTS

        Information on the Company's two operating segments, the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine months and three months ended July 31, 2004 and 2003, respectively, is as follows:

                                                                                           OTHER,
                                                             SEGMENT                     PRIMARILY
                                                 ---------------------------------     CORPORATE AND     CONSOLIDATED
                                                      FSG                 ETG           INTERSEGMENT        TOTALS
                                                 -------------        ------------     -------------     -------------
For the nine months ended July 31, 2004:
  Net sales                                      $ 112,053,000        $ 42,825,000        $ (114,000)    $ 154,764,000
  Depreciation and amortization                      3,501,000           1,294,000           331,000         5,126,000
  Operating income                                  17,344,000 /(a)/     9,615,000 /(b)/  (4,344,000)       22,615,000
  Capital expenditures                               2,016,000           1,421,000             5,000         3,442,000

For the nine months ended July 31, 2003:
  Net sales                                      $  95,004,000        $ 34,102,000        $ (315,000)    $ 128,791,000
  Depreciation and amortization                      3,684,000           1,012,000           308,000         5,004,000
  Operating income                                  14,336,000           5,374,000        (3,149,000)       16,561,000
  Capital expenditures                                 902,000           2,231,000             4,000         3,137,000

For the three months ended July 31, 2004:
  Net sales                                      $  40,086,000        $ 15,743,000           ($9,000)    $  55,820,000
  Depreciation and amortization                      1,156,000             450,000           105,000         1,711,000
  Operating income                                   6,006,000 /(a)/     3,428,000 /(b)/  (1,564,000)        7,870,000
  Capital expenditures                                 850,000             370,000             2,000         1,222,000

For the three months ended July 31, 2003:
  Net sales                                      $  32,742,000        $ 12,814,000        $ (144,000)    $  45,412,000
  Depreciation and amortization                      1,202,000             375,000           155,000         1,732,000
  Operating income                                   4,797,000           2,702,000        (1,398,000)        6,101,000
  Capital expenditures                                 366,000             428,000                --           794,000

----------

  /(a)/ Includes $600,000 of restructuring expenses (See Note 8 -
        Restructuring Expenses).

  /(b)/ Includes $235,000 of litigation-related expenses (See Note 13 -
        Commitments and Contingencies - Litigation).

        The total assets held by each operating segment as of July 31, 2004 and October 31, 2003 is as follows:

                                                             SEGMENT                 OTHER,
                                                 ------------------------------     PRIMARILY       CONSOLIDATED
                                                      FSG              ETG          CORPORATE          TOTALS
                                                 -------------    -------------     -------------   ------------
Total assets as of July 31, 2004                 $ 215,337,000    $ 134,250,000     $ 19,048,000    $ 368,635,000
Total assets as of October 31, 2003                214,292,000      103,798,000       15,154,000      333,244,000

13.     COMMITMENTS AND CONTINGENCIES

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

        The Company's accounting policy for product warranties is to accrue an estimated liability at the time of shipment. Warranty reserves are included in Accrued Expenses and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets. The amount recognized is based on historical claims cost experience. Based on an analysis of such cost experience, the Company reduced its estimated warranty liability in the first quarter of fiscal 2004. Changes in the product warranty liability for the nine months ended July 31, 2004 are as follows:

        Balance as of October 31, 2003                 $  633,000
        Change in estimate of warranty liability         (491,000)
        Accruals for warranties                           121,000
        Warranty claims settled                          (110,000)
                                                       ----------
        Balance as of July 31, 2004                    $  153,000
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

        As part of the agreement to acquire an 80% interest in Sierra (see Note 2 - Acquisition), the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

LITIGATION

        The Company is involved in various legal actions arising in the normal course of business. Based upon the Company's and its legal counsel's evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's condensed consolidated financial statements.

        In the third quarter of fiscal 2004, the Company incurred $235,000 of legal and other costs related to litigation brought by a subsidiary of the Electronic Technologies Group against two former employees for breach of contract and other possible causes of action against the former employees and others. The litigation-related expenses, which were recorded within Selling, General and Administrative Expenses in the accompanying Condensed Consolidated Statements of Operations, decreased net income for the nine months and three months ended July 31, 2004 by $148,000, or $.01 per diluted share.

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

        The Company acquired an 80% interest in Sierra Microwave Technology, Inc. (Sierra) in December 2003 through its ETG (see Note 2 to the Condensed Consolidated Financial Statements). The purchase price of the acquisition was not significant to the Company's condensed consolidated financial statements and the pro forma consolidated results assuming Sierra had been acquired as of the beginning of fiscal 2004 would not have been materially different from the reported results. However, the operating results of Sierra have had a positive impact on the ETG, the smaller of the Company's two operating segments, as further explained below.

RESULTS OF OPERATIONS

        The following table sets forth the results of the Company's operations; net sales and operating income by segment; and the percentage of net sales represented by the respective items in the accompanying Condensed Consolidated Statements of Operations.

                                                  NINE MONTHS ENDED JULY 31,           THREE MONTHS ENDED JULY 31,
                                               --------------------------------     ---------------------------------
                                                   2004                2003             2004                2003
                                               -------------       ------------     -------------       -------------
Net sales                                      $ 154,764,000       $ 128,791,000     $ 55,820,000        $ 45,412,000
                                               -------------       -------------    -------------       -------------
Cost of sales                                    100,898,000          85,978,000       36,204,000          30,276,000
Selling, general and administrative
 expenses                                         31,251,000          26,252,000       11,746,000           9,035,000
                                               -------------       -------------    -------------       -------------
Total operating costs and expenses               132,149,000         112,230,000       47,950,000          39,311,000
                                               -------------       -------------    -------------       -------------
Operating income                               $  22,615,000       $  16,561,000     $  7,870,000        $  6,101,000
                                               =============       =============    =============       =============

Net sales by segment:
  Flight Support Group                         $ 112,053,000         $95,004,000     $ 40,086,000        $ 32,742,000
  Electronic Technologies Group                   42,825,000          34,102,000       15,743,000          12,814,000
  Intersegment sales                                (114,000)           (315,000)          (9,000)           (144,000)
                                               -------------       -------------    -------------       -------------
                                               $ 154,764,000       $ 128,791,000     $ 55,820,000        $ 45,412,000
                                               =============       =============    =============       =============

Operating income by segment:
  Flight Support Group                           $17,344,000 /(a)/ $  14,336,000     $  6,006,000 /(a)/  $  4,797,000
  Electronic Technologies Group                    9,615,000 /(b)/     5,374,000        3,428,000 /(b)/     2,702,000
  Other, primarily corporate                      (4,344,000)         (3,149,000)      (1,564,000)         (1,398,000)
                                               -------------       -------------    -------------       -------------
                                               $  22,615,000       $  16,561,000     $  7,870,000        $  6,101,000
                                               =============       =============    =============       =============

----------
  /(a)/ Includes $600,000 of restructuring expenses as discussed below. /(b)/ Includes $235,000 of litigation-related expenses as discussed below.

Net sales                                             100.0%             100.0%           100.0%             100.0%
Gross profit                                           34.8%              33.2%            35.1%              33.3%
Selling, general and administrative expenses           20.2%              20.4%            21.0%              19.9%
Operating income                                       14.6%              12.9%            14.1%              13.4%
Interest expense                                        0.6%               0.7%             0.4%               0.7%
Interest and other income                               0.1%               0.1%             0.2%                --
Life insurance proceeds                                 3.2%                --              9.0%                --
Income tax expense                                      4.8%               4.4%             4.6%               4.6%
Minority interests' share of income                     2.5%               1.1%             3.6%               1.0%
Net income                                             10.0%               6.7%            14.5%               7.1%

COMPARISON OF FIRST NINE MONTHS OF FISCAL 2004 TO FIRST NINE MONTHS OF FISCAL
2003

Net Sales

        Net sales for the first nine months of fiscal 2004 increased by 20.2% to $154.8 million, as compared to net sales of $128.8 million for the first nine months of fiscal 2003. The increase in net sales reflects an increase of $17.0 million (a 17.9% increase) to $112.1 million in sales within the FSG, and an increase of $8.7 million (a 25.6% increase) to $42.8 million in sales within the ETG. The FSG's sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continuing recovery within the commercial airline industry, as well as increased sales of new products. The increase in sales within the ETG primarily resulted from the acquisition of Sierra in December 2003.

        The Company's net sales for the first nine months of fiscal 2004 by market approximated 65% from the commercial aviation industry, 23% from the defense and space industries and 12% from other markets including industrial, medical, electronics and telecommunications. Net sales for the first nine months of fiscal 2003 by market approximated 69% from the commercial aviation industry, 21% from the defense and space industries and 10% from other markets.

Gross Profits and Operating Expenses

        In the third quarter of fiscal 2004, the Company incurred $600,000 of restructuring expenses within certain subsidiaries of the FSG that provide repair and overhaul services ("repair and overhaul subsidiaries"). The restructuring expenses include $350,000 of inventory write-downs, which were recorded within Cost of Sales, and $250,000 of management hiring/relocation related expenses that were recorded within Selling, General and Administrative (SG&A) expenses. The Company also incurred $235,000 of legal and other costs related to litigation brought by a subsidiary of the ETG against two former employees for breach of contract and other possible causes of action against the former employees and others, which were recorded within SG&A expenses in the third quarter of fiscal 2004. The restructuring expenses and litigation-related expenses decreased net income by $449,000, or $.02 per diluted share, for the first nine months of fiscal 2004. For more information on the restructuring plan, see the Outlook section below and Note 8 to the Condensed Consolidated Financial Statements.

        The Company's gross profit margin improved to 34.8% for the first nine months of fiscal 2004 as compared to 33.2% for the first nine months of fiscal 2003, reflecting higher margins within the ETG offset by a small decrease in the FSG's gross profit margin. The ETG's gross profit margin increase was primarily due to the acquisition of Sierra and sales of higher margin products. The FSG's gross profit margin decrease was principally due to higher costs from write-offs of excess inventory in the first quarter of fiscal 2004 and the restructuring expenses referred to above, partially offset by a reduction of the product warranty reserve and lower research and development expenses as a percentage of net sales. Consolidated cost of sales for the first nine months of fiscal 2004 and fiscal 2003 includes approximately $6.8 million and $6.5 million, respectively, of new product research and development expenses.

        SG&A expenses were $31.3 million and $26.3 million for the first nine months of fiscal 2004 and fiscal 2003, respectively. The increase in SG&A expenses reflects higher sales within the FSG, the acquisition of Sierra, an increase in Corporate expenses, and the aforementioned restructuring and litigation-related expenses. Corporate expenses in the first nine months of fiscal 2003 reflect a reversal of approximately $400,000 of professional fees that were accrued at the end of fiscal 2002 pursuant to a contractual arrangement that was renegotiated in the first quarter of fiscal 2003.

        As a percentage of net sales, SG&A expenses decreased to 20.2% for the first nine months of fiscal 2004 compared to 20.4% for the first nine months of fiscal 2003. The decrease as a percentage of sales is due to higher sales volumes within the FSG and ETG, partially offset by the increased SG&A expenses discussed previously.

Operating Income

        Operating income for the first nine months of fiscal 2004 increased by 36.6% to $22.6 million, compared to operating income of $16.6 million for the first nine months of fiscal 2003. The increase in operating income reflects an increase of $3.0 million (a 21.0% increase) in operating income of the FSG from $14.3 million for the first nine months of fiscal 2003 to $17.3 million for the first nine months of fiscal 2004 reflecting the higher sales and an increase of $4.2 million (a 78.9% increase) in operating income of the ETG from $5.4 million for the first nine months of fiscal 2003 to $9.6 million for the first nine months of fiscal 2004 reflecting the acquisition of Sierra. These increases were partially offset by a $1.2 million increase in Corporate expenses reflecting an increase in general corporate costs. As a percentage of net sales, operating income increased from 12.9% in the first nine months of fiscal 2003 to 14.6% in the first nine months of fiscal 2004. The improvement in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 15.1% in the first nine months of fiscal 2003 to 15.5% in the first nine months of fiscal 2004 and an increase in the ETG's operating income as a percentage of net sales from 15.8% in the first nine months of fiscal 2003 to 22.5% in the first nine months of fiscal 2004. The increase in the FSG's operating income as a percentage of net sales reflects lower SG&A expenses as a percentage of sales, partially offset by the small decrease in gross profit margins discussed previously. The improvement in the ETG's operating income and operating income as a percentage of net sales reflects the purchase of Sierra and the increased gross margins, discussed previously.

Interest Expense

        Interest expense in the first nine months of fiscal 2004 and fiscal 2003 was comparable as average borrowings outstanding and associated interest rates remained at approximately the same levels.

Interest and Other Income

        Interest and other income in the first nine months of fiscal 2004 and fiscal 2003 were not material.

Life Insurance Proceeds

        In the third quarter of fiscal 2004, the Company received $5.0 million in proceeds from a key-person life insurance policy maintained by a subsidiary of the Flight Support Group. The life insurance proceeds increased net income (after the minority interest's share of the income) for the first nine months of fiscal 2004 by $4.0 million, or $.16 per diluted share.

Income Tax Expense

        The Company's effective tax rate decreased from 35.6% for the first nine months of fiscal 2003 to 27.8% for the first nine months of fiscal 2004 as the aforementioned $5.0 million in life insurance proceeds and the minority interests' share of the income of Sierra Microwave Technology, LLC (Sierra LLC) are excluded from the Company's income that is subject to federal income taxes.

Minority Interests' Share of Income

        Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra LLC. The increase from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 was attributable to higher earnings of the FSG and income of Sierra LLC.

Net Income

        The Company's net income was $15.5 million, or $.60 per diluted share, for the first nine months of fiscal 2004 compared to $8.7 million, or $.36 per diluted share, for the first nine months of fiscal 2003. The net impact of the life insurance proceeds reduced by the restructuring expenses and litigation-related expenses increased net income by $3.6 million, or $.14 per diluted share for the first nine months of fiscal 2004.

OUTLOOK

        The Company reported increased sales and improved margins in its two business segments, reflecting both organic growth and growth through acquisitions.

        Operating margins within the Flight Support Group continue to show year-over-year improvement despite the restructuring expenses incurred in the third quarter of fiscal 2004. The restructuring efforts will also include the consolidation of two repair and overhaul facilities and additional related costs, which are estimated to aggregate approximately $400,000 - $600,000 over the fourth quarter of fiscal 2004 and first quarter of fiscal 2005. The Company believes these restructuring efforts will allow it to better serve its customers while further improving operating margins.

        Based on operating results for the first nine months of 2004, the current market conditions and the Company's continued success in introducing new products and services, the Company continues to target growth in fiscal 2004 sales and earnings over fiscal 2003 results.

COMPARISON OF THIRD QUARTER OF FISCAL 2004 TO THIRD QUARTER OF FISCAL 2003

Net Sales

        Net sales for the third quarter of fiscal 2004 increased by 22.9% to $55.8 million, as compared to net sales of $45.4 million for the third quarter of fiscal 2003. The increase in net sales reflects an increase of $7.3 million (a 22.4% increase) to $40.1 million in sales within the FSG, and an increase of $2.9 million (a 22.9% increase) to $15.7 million in sales within the ETG. The FSG's sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continued recovery within the commercial airline industry, as well as increased sales of new products. The increase in sales within the ETG primarily resulted from the acquisition of Sierra.

Gross Profits and Operating Expenses

        In the third quarter of fiscal 2004, the Company incurred $600,000 of restructuring expenses within certain subsidiaries of the FSG that provide repair and overhaul services ("repair and overhaul subsidiaries"). The restructuring expenses include $350,000 of inventory write-downs, which were recorded within Cost of Sales, and $250,000 of management hiring/relocation related expenses that were recorded within Selling, General and Administrative (SG&A) expenses. The Company also incurred $235,000 of legal and other costs related to litigation brought by a subsidiary of the ETG against two former employees for breach of contract and other possible causes of action against the former employees and others, which were recorded within SG&A expenses in the third quarter of fiscal 2004. The restructuring expenses and litigation-related expenses decreased net income by $449,000, or $.02 per diluted share, for the third quarter of fiscal 2004.

        The Company's gross profit margin improved to 35.1% for the third quarter of fiscal 2004 as compared to 33.3% for the third quarter of fiscal 2003, reflecting higher margins within both the ETG and FSG. The ETG's gross profit margin increase was primarily due to the acquisition of Sierra and sales of higher margin products. The FSG's gross profit margin increase was due to lower research and development expenses as a percentage of sales and sales of higher margin products, partially offset by the restructuring expenses referred to above. Consolidated cost of sales for both the third quarter of fiscal 2004 and fiscal 2003 includes approximately $2.3 million of new product research and development expenses.

        SG&A expenses were $11.7 million and $9.0 million for the third quarter of fiscal 2004 and fiscal 2003, respectively. The increase in SG&A expenses is mainly due to higher sales within the FSG, the acquisition of Sierra and the aforementioned restructuring and litigation-related expenses. As a percentage of net sales, SG&A expenses increased to 21.0% for the third quarter of fiscal 2004 compared to 19.9% for the third quarter of fiscal 2003. The increase as a percentage of sales is due principally to the restructuring and litigation-related expenses.

Operating Income

        Operating income of $7.9 million for the third quarter of fiscal 2004 was 29.0% higher than operating income of $6.1 million for the third quarter of fiscal 2003. The improvement in operating income reflects a $1.2 million increase in operating income of the FSG from $4.8 million for the third quarter of fiscal 2003 to $6.0 million for the third quarter to fiscal 2004 and a $0.7 million increase in operating income of the ETG from $2.7 million for the third quarter of fiscal 2003 to $3.4 million for the third quarter of fiscal 2004, partially offset by a $0.2 million increase in Corporate expenses. As a percentage of net sales, operating income increased from 13.4% in the third quarter of fiscal 2003 to 14.1% in the third quarter of fiscal 2004. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 14.7% in the third quarter of fiscal 2003 to 15.0% in the third quarter of fiscal 2004 and an increase in the ETG's operating income as a percentage of net sales from 21.1% in the third quarter of fiscal 2003 to 21.8% in the third quarter of fiscal 2004. The increase in the FSG's operating income as a percentage of net sales reflects the improved gross margins discussed previously, partially offset by higher SG&A expenses as a percentage of sales. The increase in the ETG's operating income and operating income as a percentage of net sales reflects the purchase of Sierra and the increased gross margins, discussed previously.

Interest Expense

        Interest expense decreased to $250,000 in the third quarter of fiscal 2004 from $307,000 in the third quarter of fiscal 2003. The decrease was principally due to a lower weighted average balance outstanding under the revolving credit facility in the third quarter of fiscal 2004.

Interest and Other Income

        Interest and other income in the third quarter of fiscal 2004 and fiscal 2003 were not material.

Life Insurance Proceeds

        In the third quarter of fiscal 2004, the Company received $5.0 million in proceeds from a key-person life insurance policy maintained by a subsidiary of the Flight Support Group. The life insurance proceeds increased net income (after the minority interest's share of the income) for the third quarter of fiscal 2004 by $4.0 million, or $.16 per diluted share.

Income Tax Expense

        The Company's effective tax rate decreased from 36.3% for the third quarter of fiscal 2003 to 20.4% for the third quarter of fiscal 2004 as the aforementioned $5.0 million in life insurance proceeds and the minority interests' share of the income of Sierra Microwave Technology, LLC (Sierra LLC) are excluded from the Company's income that is subject to federal income taxes.

Minority Interests' Share of Income

        Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra LLC. The increase from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 was attributable to higher earnings of the FSG and income of Sierra LLC.

Net Income

        The Company's net income was $8.1 million, or $.32 per diluted share, for the third quarter of fiscal 2004 compared to $3.2 million, or $0.13 per diluted share, for the third quarter of fiscal 2003. The net impact of the life insurance proceeds reduced by the restructuring expenses and litigation-related expenses increased net income by $3.6 million, or $.14 per diluted share for the third quarter of fiscal 2004.

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

Operating Activities

        Net cash provided by operating activities was $32.6 million for the first nine months of fiscal 2004, consisting primarily of net income of $15.5 million, including $4.0 million of cash proceeds from life insurance net of the minority interest's share, depreciation and amortization of $5.1 million, minority interests' share of income of consolidated subsidiaries of $3.9 million, a deferred income tax provision of $3.7 million, a tax benefit on stock option exercises of $1.3 million, and a decrease in net operating assets of $3.3 million.

Investing Activities

        Net cash used in investing activities during the first nine months of fiscal 2004 related primarily to the acquisition of Sierra, and capital expenditures totaling $3.4 million principally for building improvements at certain manufacturing facilities and equipment purchases.

Financing Activities

        Net cash provided by financing activities during the first nine months of fiscal 2004 primarily related to net borrowings of $4.0 million on the Company's revolving credit facility reflecting $27.0 million borrowed to fund the acquisition referenced above, net of repayments of $23.0 million and proceeds from stock option exercises of $0.7 million, partially offset by the payment of $1.2 million in cash dividends on the Company's common stock.

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

FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters could differ materially from those expressed in or implied by those forward-looking statements as a result of factors, including, but not limited to: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense or space spending by U.S. and/or foreign customers, or competition from existing and new competitors, which could reduce our sales; HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aerospace, defense, space and electronics industries, which could negatively impact our costs and revenues. For an enterprise such as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended October 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

        Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of July 31, 2004, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $94,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As announced by the Company in October 2002, the Company's Board of Directors has authorized the repurchase of up to 425,000 shares of its Common Stock and/or Class A Common Stock to be executed, at management's discretion, in the open market or via private transactions. Through July 31, 2004, the Company has repurchased 22,000 shares of its Class A Common Stock. The remaining 403,000 shares authorized for repurchase are subject to certain restrictions included in the Company's revolving credit agreement. During the quarter ended July 31, 2004, the Company did not repurchase any shares of its Common Stock and/or Class A Common Stock. The repurchase program does not have a fixed termination date.

ITEM 6. EXHIBITS

        EXHIBIT   DESCRIPTION
        -------   -----------
          31.1    Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
                  Officer. *

          31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer. *

          32.1    Section 1350 Certification of Chief Executive Officer. **

          32.2    Section 1350 Certification of Chief Financial Officer. **

        ------------------
        *  Filed herewith.
        ** Furnished herewith.

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

                                          HEICO CORPORATION
                                          -----------------
                                            (Registrant)

Date:  August 27, 2004                    By:   /s/ Thomas S. Irwin
                                          -------------------------------------
                                          Thomas S. Irwin
                                          Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------
  31.1       Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
             Officer.

  31.2       Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
             Officer.

  32.1       Section 1350 Certification of Chief Executive Officer.

  32.2       Section 1350 Certification of Chief Financial Officer.