Form 10-K
period 2004-10-31
HEICO CORP
filed 2005-01-14
CIK 46619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_____________to_____________

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

    Common Stock, $.01 par value per share
Class A Common Stock, $.01 par value per share       New York Stock Exchange
          (Title of each class)                     (Name of each exchange on
                                                        which registered)

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

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $298,000,000 based on the closing price of Common Stock and Class A Common Stock as of April 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange.

        The number of shares outstanding of each of the registrant's classes of common stock, as of January 7, 2005:

         Common Stock, $.01 par value                     9,958,179 shares
         Class A Common Stock, $.01 par value            14,448,110 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III. See
Item 15(a)(3) beginning on page 61 for a listing of exhibits.

================================================================================

                                HEICO CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                            PAGE
                                                                                                            ----
PART I
  Item 1.     Business.................................................................................       1
  Item 2.     Properties...............................................................................      10
  Item 3.     Legal Proceedings........................................................................      11
  Item 4.     Submission of Matters to a Vote of Security Holders......................................      11

PART II
  Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities....................................................................      12
  Item 6.     Selected Financial Data..................................................................      14
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....      16
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................      28
  Item 8.     Financial Statements and Supplementary Data..............................................      29
  Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....      59
  Item 9A.    Controls and Procedures..................................................................      59
  Item 9B.    Other Information........................................................................      59

PART III
  Item 10.    Directors and Executive Officers of the Registrant.......................................      60
  Item 11.    Executive Compensation...................................................................      60
  Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters.................................................................................      60
  Item 13.    Certain Relationships and Related Transactions...........................................      60
  Item 14.    Principal Accountant Fees and Services...................................................      60

PART IV
  Item 15.    Exhibits and Financial Statement Schedules...............................................      61

SIGNATURES.............................................................................................      65

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

        HEICO Corporation through its subsidiaries (collectively, "HEICO", "we", "us", "our" or "the Company") believes it is the world's largest manufacturer of Federal Aviation Administration (FAA)-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers (OEMs), and their subcontractors. HEICO is also a leading manufacturer of various types of electronic equipment for the aviation, defense, space, medical, telecommunications and electronics industries.

        Our business is comprised of two operating segments:

        The Flight Support Group. Our Flight Support Group, consisting of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, accounted for 71% of our net sales in fiscal 2004. This Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the Flight Support Group repairs, refurbishes and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers and aircraft repair companies, and manufactures thermal insulation products and other component parts primarily for aerospace, defense and commercial applications.

        The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney, and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have consistently been adding new products to our line and currently hold and actively sell Parts Manufacturer Approvals, which we refer to as "PMAs," for over 2,600 jet engine and aircraft component replacement parts.

        We believe that, based on our competitive pricing, reputation for high quality, short lead time requirements, strong relationships with domestic and foreign commercial air carriers and repair stations (companies that overhaul aircraft engines and/or components), strategic relationships with Lufthansa and other major airlines and successful track record of receiving PMAs from the FAA, we are uniquely positioned to continue to increase our product lines and gain market share.

        The Electronic Technologies Group. Our Electronic Technologies Group, consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 29% of our net sales in fiscal 2004. Through our Electronic Technologies Group, which derived approximately 50% of its sales in fiscal 2004 from the sale of products and services to U.S. and foreign military agencies, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, photodetectors, amplifier modules and flash lamp drivers. In addition, the Electronic Technologies Group also repairs and overhauls inertial navigation systems and other avionics, instruments, and components for commercial, military and business aircraft operators.

        In October 1997, we entered into a strategic alliance with Lufthansa. Lufthansa is the world's largest independent provider of engineering and maintenance services for aircraft components and jet engines and supports over 200 airlines, governments and other customers. As part of this strategic alliance, Lufthansa has invested approximately $50 million in our company, to acquire and maintain a 20% minority interest in HEICO Aerospace, and to partially fund the accelerated development of additional FAA-approved replacement parts for jet engines and aircraft components over the subsequent four years pursuant to a research and development cooperation agreement. This strategic alliance has enabled us to expand domestically and internationally by enhancing our ability to (i) identify key jet engine and aircraft component replacement parts with significant profit potential by utilizing Lufthansa's extensive operating data on engine and component parts; (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa's testing and diagnostic resources; and (iii) broaden our customer base by capitalizing on Lufthansa's established relationships and alliances within the airline industry.

        In March 2001, we entered into a joint venture with American Airlines, one of the world's largest airlines, to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through HEICO Aerospace. As part of the joint venture, American Airlines reimburses HEICO Aerospace a portion of new product research and development costs. The joint venture is 16% owned by American Airlines. American Airlines and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis. We believe that American Airlines' investment, along with its vast technical experience as an operator and overhauler of aircraft and jet engines, allows us to accelerate the development of new FAA-approved replacement parts and, accordingly, to manufacture and market such parts.

        During fiscal years 2002 through 2004, we entered into strategic relationships with other leading airlines such as United Airlines (May 2002), Delta Air Lines (February 2003), Air Canada (March 2003) and Japan Airlines (March 2004). These relationships accelerate HEICO's efforts in developing a broad range of jet engine and aircraft component replacement parts for FAA approval. Each of the aforementioned airlines purchase these newly developed parts, and most of HEICO Aerospace's current FAA-approved parts product line, on an exclusive basis from HEICO Aerospace.

        We have continuously operated in the aerospace industry for more than 40 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures, and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our net sales have grown from $32.3 million in fiscal 1990 to $215.7 million in fiscal 2004, a compound annual growth rate of approximately 14.5%. During the same period, we improved our income from a net loss of $0.5 million to a net income of $20.6 million.

FLIGHT SUPPORT GROUP

        Our Flight Support Group is headquartered in Hollywood, Florida and designs, engineers, manufactures, repairs and overhauls jet engine and aircraft component replacement parts such as combustion chambers, compressor blades, vanes, seals and various other engine and aircraft parts. The Flight Support Group also manufactures specialty aviation and defense components as a subcontractor. The Flight Support Group serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

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

        Jet engine and aircraft component replacement parts are classified within the industry as (i) factory-new; (ii) new surplus; (iii) overhauled; (iv) repairable; and (v) as removed. A factory-new or new surplus part is one that has never been installed or used. Factory-new parts are purchased from FAA-approved manufacturers (such as HEICO or OEMs) or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part is one that has been completely repaired and inspected by a licensed repair facility such as ours. An aircraft spare part is classified as "repairable" if it can be repaired by a licensed repair facility under applicable regulations. A part may also be classified as "repairable" if it can be removed by the operator from an aircraft or jet engine while operating under an approved maintenance program and is airworthy and meets any manufacturer or time and cycle restrictions applicable to the part. A "factory-new," "new surplus," "overhauled" or "serviceable" part designation indicates that the part can be immediately utilized on an aircraft. A part in "as removed" condition requires inspection and possibly functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

        Factory-New Jet Engine and Aircraft Component Replacement Parts. The principal business of the Flight Support Group is the research and development, design, manufacture and sale of FAA-approved replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies. Our principal competitors are Pratt & Whitney, a division of United Technologies Corporation and General Electric Company, including its CFM International joint venture. The Flight Support Group's factory-new replacement parts include various jet engine and aircraft component replacement parts. A key element of our growth strategy is the continued design and development of an increasing number of Parts Manufacturer Approval (PMA) replacement parts in order to further penetrate our existing customer base and obtain new customers. We select the jet engine and aircraft component replacement parts to design and manufacture through a selection process which analyzes industry information to determine which replacement parts are suitable candidates. As part of Lufthansa's investment in the Flight Support Group, Lufthansa has the right to select 50% of the parts for which we will seek PMAs, provided that such parts are technologically and economically feasible and substantially comparable with the profitability of our other PMA parts.

        Repair and Overhaul Services. The Flight Support Group provides repair and overhaul services on selected jet engine and aircraft component parts, as well as on avionics, instruments, composites and flight surfaces of commercial aircraft. The Flight Support Group also provides repair and overhaul services to military aircraft operators and aircraft repair and overhaul companies. Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment. Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes. Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, composite flight controls, electro-mechanical equipment and auxiliary power unit accessories.

        Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. The Flight Support Group manufactures thermal insulation blankets primarily for aerospace, defense and commercial applications. The Flight Support Group also manufactures specialty components for sale as a subcontractor to OEMs and the U.S. government.

        FAA Approvals and Product Design. Non-OEM manufacturers of jet engine replacement parts must receive a Parts Manufacturer Approval (PMA) from the FAA to sell the replacement part. The PMA approval process includes the submission of sample parts, drawings and testing data to one of the FAA's Aircraft Certification Offices where the submitted data are analyzed. We believe that an applicant's ability to successfully complete the PMA process is limited by several factors, including (i) the agency's confidence level in the applicant;
(ii) the complexity of the part; (iii) the volume of PMAs being filed; and (iv) the resources available to the FAA. We also believe that companies such as HEICO that have demonstrated their manufacturing capabilities and established favorable track records with the FAA generally receive a faster turnaround time in the processing of PMA applications. Finally, we believe that the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

        As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the Flight Support Group increased from approximately $300,000 in 1991 to approximately $7.8 million in fiscal 2004. We believe that our Flight Support Group's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

        Our expanded research and development activities have included development of more complex jet engine and aircraft component replacement parts. We recently received from the FAA our 19th PMA for an aircraft engine compressor blade since October 1999 and we are continuing the research and development of other complex parts. We believe the development and subsequent sale of complex parts represents a significant long-term market opportunity. In fiscal 2004, the FAA granted us PMAs for approximately 300 new parts; however, no assurance can be given that the FAA will continue to grant PMAs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

        We benefit from our proprietary rights relating to certain design, engineering and manufacturing processes and repair and overhaul procedures. Customers often rely on us to provide initial and additional components, as well as to redesign, re-engineer, replace or repair and provide overhaul services on such aircraft components at every stage of their useful lives. In addition, for some products, our unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on us for production of such designed products.

        We have no patents for the proprietary techniques, including software and manufacturing expertise, we have developed to manufacture jet engine and aircraft component replacement parts and instead, we rely on trade secret protection. Although our proprietary techniques and software and manufacturing expertise are subject to misappropriation or obsolescence, we believe that we take appropriate measures to prevent misappropriation or obsolescence from occurring by developing improved methods and processes and new techniques, which we will continue on an ongoing basis as dictated by the technological needs of our business.

ELECTRONIC TECHNOLOGIES GROUP

        Much of our Electronic Technologies Group's strategy is centered around producing equipment that helps the U.S. military and allied foreign military agencies conduct stand-off operations from greater distances. Our activities in this regard are focused on products that are placed in airborne, vehicle-based or handheld targeting systems as well as in providing equipment used to develop, test and calibrate such systems.

        Electro-Optical Infrared Simulation and Test Equipment. Our Electronic Technologies Group is a leading international designer and manufacturer of niche state-of-the-art simulation, testing and calibration equipment used in the development of missile seeking technology, airborne targeting and reconnaissance systems, shipboard targeting and reconnaissance systems, space-based sensors as well as ground vehicle-based systems. These products include infrared scene projector equipment, such as our MIRAGE IR Scene Simulator, high precision blackbody sources, software and integrated calibration systems.

        Simulation equipment allows the U.S. government and allied foreign military to save money on missile testing, as it allows infrared-based missiles to be tested on a multi-axis, rotating table, instead of requiring the launch of a complete missile. In addition, several large military prime contractors have elected to purchase such equipment from us instead of maintaining internal staff to do so because we can offer a more cost-effective solution. Our customers include major U.S. Department of Defense weapons laboratories as well as defense prime contractors such as Lockheed Martin, Northrop Grumman and Boeing.

        Electro-Optical Laser Products. Our Electronic Technologies Group believes it is a leading designer and maker of Laser Rangefinder Receivers and other photodetectors used in airborne, vehicular and handheld targeting systems manufactured by major prime military contractors, such as Northrop Grumman and Lockheed Martin. Most of our Rangefinder Receiver product offering consists of complex and patented products which detect reflected light from laser targeting systems and allow the systems to confirm target accuracy and calculate target distances prior to discharging a weapon system. These products are also used in laser eye surgery systems for tracking ocular movement.

        Electro-Optical, Microwave and Other Power Equipment. We produce power supplies, amplifiers and flash lamp drivers used in laser systems for military, medical and other applications that are sometimes utilized with our Rangefinder Receivers. We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders and flight computers.

        Our microwave products are used in satellites and electronic warfare systems. These products, which include isolators, bias tees, circulators, latching ferrite switches and waveguide adapters are used in satellites to control or direct energy according to operator needs. As satellites are frequently used as sensors for stand-off warfare, we believe this product line further supports our goal of increasing our activity in the stand-off market. We believe we are a leading supplier of the niche products which we design and make for this market, a market that includes commercial satellites. Our customers for these products include satellite makers, such as Boeing, Northrop Grumman and Thales.

        Guidance and Navigation Repair. Our Electronic Technologies Group repairs and overhauls inertial guidance and navigation systems, as well as their subcomponents and other instruments, utilized in military and commercial aircraft. These systems inform aircraft of their locations at all times and allow them to navigate. Our customers include the United States government, foreign military agencies, as well as both domestic and foreign commercial airlines.

        Electromagnetic and Radio Interference Shielding. We design and make shielding used to prevent electromagnetic energy and radio frequencies from interfering with computers, telecommunication devices, avionics, weapons systems and other electronic equipment. Our products include a patented line of shielding applied directly to circuit boards and a line of gasket-type shielding applied to computers and other electronic equipment. Our customers consist essentially of medical, electronic, telecommunication and defense equipment producers.

        In December 2004, we expanded our capabilities within the Electronic Technologies Group by an acquisition of a growing and leading producer of specialty high voltage interconnection devices and wire primarily for defense applications and other markets. See Note 20, Subsequent Event, of the Notes to Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        See Note 16, Operating Segments, of the Notes to Consolidated Financial Statements for financial information by operating segment and information about foreign and domestic operations as well as export sales.

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

        We believe that direct relationships are crucial to establishing and maintaining a strong customer base and, accordingly, our senior management is actively involved in our marketing activities, particularly with established customers. We are also a member of various trade and business organizations related to the commercial aviation industry, such as the Aerospace Industries Association, which we refer to as AIA, the leading trade association representing the nation's manufacturers of commercial, military and business aircraft, aircraft engines and related components and equipment. Due in large part to our established industry presence, we enjoy strong customer relations, name recognition and repeat business.

        We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry and telecommunications companies as well as medical, scientific and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 27% of total net sales during the year ended October 31, 2004.

COMPETITION

        The aerospace product and service industry is characterized by intense competition and some of our competitors have substantially greater name recognition, inventories, complementary product and service offerings, financial, marketing and other resources than we do. As a result, such competitors may be able to respond more quickly to customer requirements than we can. Moreover, smaller competitors may be in a position to offer more attractive pricing of replacement parts as a result of lower labor costs and other factors.

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

        Competition for the repair and overhaul of jet engine and aircraft components comes from three principal sources: OEMs, major commercial airlines and other independent service companies. Some of these competitors have greater financial and other resources than we do. Some major commercial airlines own and operate their own service centers and sell repair and overhaul services to other aircraft operators. Foreign airlines that provide repair and overhaul services typically provide these services for their own aircraft components and for third parties. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components. We believe that the principal competitive factors in the repair and overhaul market are quality, turnaround time, overall customer service and price.

        Our Electronic Technologies Group competes with several large and small domestic and foreign competitors, some of which have greater financial and other resources than we do. The market for our electronic products are niche markets with several competitors with competition based mainly on design, technology, quality, price and customer satisfaction.

RAW MATERIALS

        We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated steel, pre-plated phosphor bronze and electrical components from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

BACKLOG

        Our total backlog of unshipped orders was $45.2 million as of October 31, 2004 compared to $34.6 million as of October 31, 2003. Our Flight Support Group had a backlog of unshipped orders as of October 31, 2004 of $16.3 million as compared to $12.7 million as of October 31, 2003. This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders. Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. Our Electronic Technologies Group had a backlog of $28.9 million as of October 31, 2004 as compared to $21.9 million as of October 31, 2003. Substantially the entire backlog of orders as of October 31, 2004 is expected to be delivered during fiscal 2005.

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

ENVIRONMENTAL REGULATION

        Our operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation, and disposal of hazardous materials, the health and safety of workers, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Notwithstanding these burdens, we believe that we are in material compliance with all federal, state, and local laws and regulations governing our operations.

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

INSURANCE

        We are a named insured under policies which include the following coverage: (i) product liability, including grounding; (ii) personal property, inventory and business income at our facilities; (iii) general liability coverage; (iv) employee benefit liability; (v) international liability and automobile liability; (vi) umbrella liability coverage; and (vii) various other activities or items subject to certain limits and deductibles. We believe that our insurance coverage is adequate to insure against the various liability risks of our business.

EMPLOYEES

        As of October 31, 2004, we had 1,263 full-time and part-time employees, of whom 907 were in the Flight Support Group, 341 were in the Electronic Technologies Group, and 15 were Corporate. None of our employees is represented by a union. We believe that we have good relations with our employees.

AVAILABLE INFORMATION

        Our Internet web site address is http://www.heico.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information on or obtainable through our web site is not incorporated into this annual report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by, our executive officers as of December 31, 2004:

                                                                                    DIRECTOR
NAME                   AGE   POSITION(S)                                             SINCE
--------------------   ---   ----------------------------------------------------   --------
Laurans A. Mendelson    66   Chairman of the Board, President and Chief               1989
                             Executive Officer
Thomas S. Irwin         58   Executive Vice President and Chief Financial              -
                             Officer
Eric A. Mendelson       39   Executive Vice President and Director; President and     1992
                             Chief Executive Officer of HEICO Aerospace Holdings
                             Corp.
Victor H. Mendelson     37   Executive Vice President, General Counsel and            1996
                             Director; President and Chief Executive Officer
                             of HEICO Electronic Technologies Corp.
James L. Reum           73   Executive Vice President of HEICO                         -
                             Aerospace Holdings Corp.

        Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. He has also served as Chief Executive Officer of the Company since February 1990 and President of the Company since September 1991. HEICO Corporation is a member of the Aerospace Industries Association (AIA) in Washington D.C., and Mr. Mendelson has frequently served on the Board of Governors of AIA. He is also Vice-Chairman of the Board of Trustees, member of the Executive Committee and member of the Society of Mt. Sinai Founders of Mt. Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson served as a Trustee of Columbia University in The City of New York from 1995 to 2001, as well as Chairman of the Trustees' Audit Committee. Mr. Mendelson currently serves as Trustee Emeritus of Columbia University and is a member of the Trustees' Finance and Audit Committees. Mr. Mendelson is a Certified Public Accountant. Laurans A. Mendelson is the father of Eric Mendelson and Victor Mendelson.

        Thomas S. Irwin has served as Executive Vice President and Chief Financial Officer of the Company since September 1991 and served as Senior Vice President of the Company from 1986 to 1991 and Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant and a Trustee of the Greater Hollywood Chamber of Commerce.

        Eric A. Mendelson has served as Executive Vice President of the Company since 2001, Vice President of the Company from 1992 to 2001, and has been President and Chief Executive Officer of HEICO Aerospace, a subsidiary of the Company, since its formation in 1997 and President of HEICO Aerospace Corporation since 1993. He also served as President of HEICO's Jet Avion Corporation, a wholly owned subsidiary of HEICO Aerospace, from 1993 to 1996 and served as Jet Avion's Executive Vice President and Chief Operating Officer from 1991 to 1993. From 1990 to 1991, Mr. Mendelson was Director of Planning and Operations of the Company. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

        Victor H. Mendelson has served as Executive Vice President of the Company since 2001, Vice President of the Company from 1996 to 2001, as President and Chief Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of the Company, since September 1996 and as General Counsel of the Company since 1993. He served as Executive Vice President of the Company's former MediTek Health Corporation subsidiary from 1994 and its Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company, developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. He is a Trustee of the Greater Miami Chamber of Commerce and a Director of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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

ITEM 2.   PROPERTIES

        The Company owns or leases a number of facilities, which are utilized by its Flight Support Group (FSG), Electronic Technologies Group (ETG), and Corporate office. Summary information on the facilities utilized within the FSG and the ETG to support their principal operating activities is as follows:

FLIGHT SUPPORT GROUP

    Manufacture of Jet Engine and Aircraft Component Replacement Parts

    Location      Square footage      Owned/Leased   Description
    -----------   --------------      ------------   -----------------------------------------
    California        139,000            Leased      Manufacturing and engineering facilities
    Florida           121,000            Owned       Manufacturing and engineering facilities,
                                                      warehouse and corporate headquarters
    Florida             5,000            Leased      Engineering facility
    Georgia            38,000            Owned       Manufacturing and engineering facility
    New Mexico         35,000            Leased      Manufacturing and engineering facility
    Washington         16,000            Leased      Manufacturing and engineering facilities
    Connecticut        10,000            Leased      Manufacturing and engineering facility
    Tennessee           6,000            Leased      Manufacturing and engineering facility

    Repair and Overhaul of Jet Engine and Aircraft Components

    Location      Square footage      Owned/Leased   Description
    -----------   --------------      ------------   -----------------------------------------
    Florida           105,000            Owned       Repair and overhaul facilities
    Florida            21,000            Leased      Repair and overhaul facilities
    California         27,000            Leased      Repair and overhaul facility

ELECTRONIC TECHNOLOGIES GROUP

    Manufacture of Electronic and Electro-Optical Equipment

    Location      Square footage      Owned/Leased   Description
    -----------   --------------      ------------   -----------------------------------------
    Florida            59,000            Leased      Manufacturing and engineering facilities
    California         26,000            Leased      Manufacturing and engineering facility
    Texas              20,000            Owned       Manufacturing and engineering facility

    Repair and Overhaul of Aircraft Electronic Equipment

    Location      Square footage      Owned/Leased   Description
    -----------   --------------      ------------   -----------------------------------------
    Ohio               21,000            Leased      Repair and overhaul facility

CORPORATE

    Location      Square footage      Owned/Leased   Description
    -----------   --------------      ------------   -----------------------------------------
    Florida            4,000 /(1)/       Owned       Corporate headquarters and administrative
                                                     offices

----------

(1) Represents the square footage of corporate headquarters and administrative offices in Miami, Florida. The square footage of the Company's corporate headquarters in Hollywood, Florida is included within the square footage for Florida under the caption "FSG - Manufacture of Jet Engine and Aircraft Component Replacement Parts."

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        The Company's Class A Common Stock and Common Stock are listed and traded on the New York Stock Exchange (NYSE) under the symbols "HEI.A" and "HEI," respectively. The following tables sets forth, for the periods indicated, the high and low share prices for the Class A Common Stock and the Common Stock as reported on the NYSE, as well as the amount of cash dividends paid per share during such periods. Lufthansa Technik AG, as a 20% shareholder of our Flight Support Group, will be entitled to 20% of any dividends paid by our Flight Support Group with the balance payable to the Company.

                              CLASS A COMMON STOCK

                                                    CASH DIVIDENDS
                                HIGH       LOW        PER SHARE
                              --------   --------   --------------
        FISCAL 2003:
             First Quarter    $   8.64   $   6.59      $   .023
             Second Quarter       7.79       5.18            --
             Third Quarter        8.63       5.53          .023
             Fourth Quarter      11.43       7.10            --

        FISCAL 2004:
             First Quarter    $  14.40   $  10.77      $   .025
             Second Quarter      13.89       9.99            --
             Third Quarter       14.00      11.55          .025
             Fourth Quarter      15.18      12.06            --

        As of January 7, 2005, there were 1,045 holders of record of the Company's Class A Common Stock.

                                  COMMON STOCK

                                                    CASH DIVIDENDS
                                HIGH       LOW        PER SHARE
                              --------   --------   --------------
        FISCAL 2003:
             First Quarter    $  11.09   $   8.18      $   .023
             Second Quarter      10.11       6.68            --
             Third Quarter       11.58       6.75          .023
             Fourth Quarter      14.30       9.16            --

        FISCAL 2004:
             First Quarter    $  18.45   $  13.71      $   .025
             Second Quarter      17.45      12.90            --
             Third Quarter       18.45      14.45          .025
             Fourth Quarter      19.70      16.00            --

        As of January 7, 2005, there were 982 holders of record of the Company's Common Stock.

DIVIDEND POLICY

        The Company has historically paid semi-annual cash dividends on both its Class A Common Stock and Common Stock. In July 2004, HEICO paid its 52nd consecutive semi-annual cash dividend since 1979. HEICO's Board of Directors presently intends to continue the payment of regular semi-annual cash dividends on both classes of its common stock. The Company's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants under its revolving credit facility.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about the Company's equity compensation plans as of October 31, 2004.

                                           NUMBER OF
                                       SECURITIES TO BE                           NUMBER OF SECURITIES
                                          ISSUED UPON        WEIGHTED-AVERAGE      REMAINING AVAILABLE
                                          EXERCISE OF       EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                          OUTSTANDING         OUTSTANDING       UNDER EQUITY COMPENSATION
                                       OPTIONS, WARRANTS   OPTIONS, WARRANTS   PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                            AND RIGHTS (a)      AND RIGHTS (b)    REFLECTED IN COLUMN (a)) (c)
------------------------------------   -----------------   ------------------  ----------------------------
Equity compensation plans approved
 by security holders /(1)/                 3,507,875           $     8.90                157,303

Equity compensation plans not
 approved by security holders /(2)/          527,392           $    11.19                     --
                                       -----------------                       ----------------------------
Total                                      4,035,267           $     9.20                157,303
                                       =================                       ============================

----------
(1) Represents aggregated information pertaining to the Company's three equity compensation plans: the 1993 Stock Option Plan, the Non-Qualified Stock Option Plan and the 2002 Stock Option Plan. See Note 9, Stock Options, of the Notes to Consolidated Financial Statements for further information regarding these plans.

(2) Represents stock options granted to two former shareholders of an acquired business pursuant to employment agreements entered into in connection with the acquisition in fiscal 1999. Such stock options were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant.

ISSUER PURCHASES OF EQUITY SECURITIES

        As announced by the Company on October 21, 2002, the Company's Board of Directors has authorized the repurchase of up to 425,000 shares of its Class A Common Stock and/or Common Stock to be executed, at management's discretion, in the open market or via private transactions. From October 21, 2002 through October 31, 2003, the Company repurchased 22,000 shares of its Class A Common Stock. The remaining 403,000 shares authorized for repurchase are subject to certain restrictions included in the Company's revolving credit agreement. The Company did not repurchase any shares of its Class A Common Stock and/or Common Stock during fiscal 2004. The repurchase program does not have a fixed termination date.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                     FOR THE YEAR ENDED OCTOBER 31, /(1)/
                                                  -----------------------------------------------------------------------
                                                     2000              2001         2002             2003         2004
                                                  ----------        ----------   ----------       ----------   ----------
                                                                     (in thousands, except per share data)
OPERATING DATA:
Net sales                                         $  202,909        $  171,259   $  172,112       $  176,453   $  215,744
                                                  ----------        ----------   ----------       ----------   ----------
Gross profit                                          75,811            71,146       61,502           58,104       75,812
Selling, general and administrative expenses          37,888            40,155       39,102           34,899       43,193
                                                  ----------        ----------   ----------       ----------   ----------
Operating income                                      37,923            30,991       22,400           23,205       32,619 /(7)/
                                                  ----------        ----------   ----------       ----------   ----------
Interest expense                                       5,611             2,486        2,248            1,189        1,090
                                                  ----------        ----------   ----------       ----------   ----------
Interest and other income                                929             1,598           97               93           26
                                                  ----------        ----------   ----------       ----------   ----------
Life insurance proceeds                                   --                --           --               --        5,000 /(8)/
                                                  ----------        ----------   ----------       ----------   ----------
Gain on sale of product line                          17,296 /(3)/          --        1,230 /(5)/         --           --
                                                  ----------        ----------   ----------       ----------   ----------
Income (loss):
  From continuing operations                          27,739 /(3)/      15,833       15,226 /(6)/     12,222       20,630
  From gain on sale of discontinued operations        (1,422) /(4)/         --           --               --           --
                                                  ----------        ----------   ----------       ----------   ----------
Net income                                        $   26,317 /(3)/  $   15,833   $   15,226 /(6)/ $   12,222   $   20,630 /(7)//(8)/
                                                  ==========        ==========   ==========       ==========   ==========
Weighted average number of common shares
 outstanding: /(2)/
   Basic                                              21,026            21,917       23,004           23,237       24,037
   Diluted                                            24,099            24,536       24,733           24,531       25,755

PER SHARE DATA: /(2)/
Income from continuing operations:
   Basic                                          $     1.32 /(3)/  $      .72   $      .66 /(6)/ $      .53   $      .86 /(7)//(8)/
   Diluted                                              1.15 /(3)/         .65          .62 /(6)/        .50          .80 /(7)//(8)/
Net Income:
   Basic                                                1.25 /(3)/         .72          .66 /(6)/        .53          .86 /(7)//(8)/
   Diluted                                              1.09 /(3)/         .65          .62 /(6)/        .50          .80 /(7)//(8)/
Cash dividends                                          .039              .041         .045             .045         .050

BALANCE SHEET DATA (AS OF OCTOBER 31):
Total assets                                      $  281,732        $  325,640   $  336,332       $  333,244   $  364,255
Total debt (including current portion)                40,042            67,014       55,986           32,013       18,129
Minority interests in consolidated subsidiaries       33,351            36,845       38,313           40,577       44,644
Shareholders' equity                                 169,844           188,769      207,064          221,518      247,402

----------
(1) Results include the results of acquisitions and disposition of a product line from each respective effective date.

(2) Information has been adjusted retroactively to give effect to 10% stock dividends paid in shares of Class A Common Stock in July 2000, August 2001 and January 2004.

(3) Represents the pretax gain on the sale of Trilectron Industries, Inc. (Trilectron), a product line sold in September 2000. The gain on sale of Trilectron increased income from continuing operations and net income in fiscal 2000 by $10,542, or $.50 per basic share and $.44 per diluted share, net of tax.

(4) Represents an adjustment to the gain from sale of discontinued health care operations ($.07 per basic share and $.06 per diluted share, net of tax) that were sold in fiscal 1996.

(5) Represents an increase in the gain on sale of the Trilectron product line of $1,230 ($765, or $.03 per basic and diluted share, net of tax) resulting from the elimination of certain reserves upon expiration of indemnification provisions of the sale.

(6) Includes the recovery of a portion of taxes paid in prior years resulting from an income tax audit, which increased net income by $2,107, or $.09 per basic and diluted share, net of related expenses. The aggregate increase in net income from the gain on sale of a product line (see Note 5 above) and the recovery of taxes was $2,872, or $.12 per basic and diluted share.

(7) Operating income was reduced by an aggregate of $850 in restructuring expenses recorded by certain subsidiaries of the Flight Support Group that provide repair and overhaul services including $350 recorded in cost of sales and $500 recorded in selling, general and administrative expenses. The restructuring expenses decreased net income by $427, or $.02 per basic and diluted share. Operating income was also reduced by an aggregate of $410 of legal and other costs related to litigation brought by a subsidiary of the Electronic Technologies Group. The litigation-related expenses decreased net income by $257, or $.01 per basic and diluted share.

(8) Represents proceeds from a $5,000 key-person life insurance policy maintained by a subsidiary of the Flight Support Group. The minority interest's share of this income totaled $1,000, which is reported as a component of minority interests' share of income. Accordingly, the life insurance proceeds increased net income by $4,000, or $.17 per basic and $.16 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company's operations are comprised of two operating segments, the Flight Support Group (FSG) and the Electronic Technologies Group (ETG).

        The Flight Support Group consists of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, which primarily:

    . Manufactures Jet Engine and Aircraft Component Replacement Parts. The Flight Support Group designs and manufactures jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by original equipment manufacturers. The parts are approved by the Federal Aviation Administration (FAA) and they are the functional equivalent of parts sold by original equipment manufacturers. The Flight Support Group also manufactures and sells specialty parts as a subcontractor for original equipment manufacturers and the United States government.

    . Repairs and Overhaul Jet Engine and Aircraft Components. The Flight Support Group repairs and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers, military aircraft operators and aircraft repair and overhaul companies.

        The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (HEICO Electronic) and its subsidiaries, which primarily:

    . Manufactures Electronic and Electro-Optical Equipment. The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infra-red simulation, calibration and testing equipment and electromagnetic interference shielding for commercial and military aircraft operators, electronics companies and telecommunications equipment suppliers.

    . Repairs and Overhaul Aircraft Electronic Equipment. The Electronic Technologies Group repairs and overhauls inertial navigation systems and other avionics, instruments, and components for commercial, military and business aircraft operators.

        The Company's results of operations during each of the past three fiscal years have been affected by a number of transactions. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein. For further information regarding the acquisitions and strategic alliances discussed below, see Note 2, Acquisitions and Strategic Alliances, of the Notes to Consolidated Financial Statements. The acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the effective dates of acquisition.

        During fiscal 2002 and fiscal 2003, the Company acquired Jetseal, Inc. and Niacc Technology, Inc., respectively. The purchase price of each acquisition was paid primarily by using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements. Had the fiscal 2002 and fiscal 2003 acquisitions been made at the beginning of their respective fiscal years, the pro forma consolidated operating results would not have been materially different from the reported results.

        In December 2003, the Company acquired an 80% interest in Sierra Microwave Technology, Inc. (Sierra) through the Electronic Technologies Group. Under the transaction, the Company formed a new subsidiary, Sierra Microwave Technology, LLC (Sierra LLC), which acquired substantially all of the assets and assumed certain liabilities of Sierra. The new subsidiary is owned 80% by the Company and 20% by certain members of Sierra's management group. The purchase price was paid principally in cash using proceeds from the Company's revolving credit facility and with shares of the Company's Class A Common Stock. The purchase price of the acquisition was not significant to the Company's consolidated financial statements and the pro forma consolidated operating results assuming Sierra had been acquired as of the beginning of fiscal 2004 would not have been materially different from the reported results. However, the operating results of Sierra LLC have had a positive impact on the Electronic Technologies Group, the smaller of the Company's two operating segments, as further explained within this Item 7 under the caption "Comparison of Fiscal 2004 to Fiscal 2003".

        In October 1997, the Company entered into a strategic alliance with Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa Technik invested approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million paid to HEICO Aerospace pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional FAA-approved replacement parts for jet engines and aircraft components. The funds received as a result of the research and development cooperation agreement reduced research and development expenses in the periods such expenses were incurred. In addition, Lufthansa Technik and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine and aircraft component replacement parts on a worldwide basis. In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa Technik invested additional amounts aggregating to approximately $21 million pursuant to its option to maintain a 20% equity interest.

        In March 2001, the Company entered into a joint venture with American Airlines' parent company, AMR Corporation, to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through HEICO Aerospace. As part of the joint venture, AMR Corporation reimburses HEICO Aerospace a portion of new product research and development costs. The funds received as a result of the new product research and development costs paid by AMR Corporation generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by the joint venture, which is 16% owned by AMR Corporation. In addition, AMR Corporation and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.

CRITICAL ACCOUNTING POLICIES

        The Company believes that the following are its most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

        Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2004, 2003 or 2002.

Valuation of Accounts Receivable

        The valuation of accounts receivable requires that the Company set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense. The Company estimates uncollectible receivables based on such factors as its prior experience, its appraisal of a customer's ability to pay, and economic conditions within and outside of the aviation, defense, space, and electronics industries. Actual bad debt expense could differ from estimates made.

Valuation of Inventory

        A portion of inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out or the average cost basis. The remaining portion of inventory is stated at the lower of cost or market, on a per contract accumulation of contract costs basis, with estimated total contract costs being allocated ratably to all units. The effects of changes in estimated total contract costs are recognized in the period of revision. Losses, if any, are recognized fully in the period when identified.

        The Company periodically evaluates the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns, and expected future demand and estimates the amount necessary to write-down its slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Valuation of Goodwill

        The Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss shall be recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any. The determination of fair value requires the Company to make a number of estimates, assumptions and judgments. If there is a material change in such assumptions used by the Company in determining fair value or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material impairment charge. Based on the annual goodwill test for impairment as of October 31, 2004, the Company determined there is no impairment of its goodwill.

        One of the Company's reporting units has experienced a decline in sales to foreign military customers over the past two fiscal years. The reporting unit is actively developing various expanded capabilities, but experienced some delays in fiscal 2004. Based on progress to date, the Company continues to expect that the various expanded capabilities will result in significant sales and earnings for the reporting unit beginning in fiscal 2005 and beyond. The timing of such sales and earnings are primarily based upon certain regulatory and sales matters. Using management's best estimates of these assumptions, the Company determined that there is no impairment of the reporting unit's goodwill as of October 31, 2004. Should the reporting unit incur significant delays in further developing the expanded capabilities and successfully selling and marketing them, the Company could be required to recognize an impairment of all or a portion of the reporting unit's goodwill, which had a carrying value of $17.3 million as of October 31, 2004.

RESULTS OF OPERATIONS

        The following table sets forth the results of the Company's operations, net sales and operating income by operating segment, and the percentage of net sales represented by the respective items in the Company's Consolidated Statements of Operations:

                                                            FOR THE YEAR ENDED OCTOBER 31,
                                                  ---------------------------------------------------
                                                        2002              2003              2004
                                                  ---------------   ---------------   ---------------
Net sales                                         $   172,112,000   $   176,453,000   $   215,744,000
                                                  ---------------   ---------------   ---------------
Cost of sales                                         110,610,000       118,349,000       139,932,000
Selling, general and administrative expenses           39,102,000        34,899,000        43,193,000
                                                  ---------------   ---------------   ---------------
Total operating costs and expenses                    149,712,000       153,248,000       183,125,000
                                                  ---------------   ---------------   ---------------
Operating income                                  $    22,400,000   $    23,205,000   $    32,619,000
                                                  ===============   ===============   ===============
Net sales by segment:
  Flight Support Group                            $   120,097,000   $   128,277,000   $   153,238,000
  Electronic Technologies Group                        52,510,000        48,597,000        62,648,000
  Intersegment sales                                     (495,000)         (421,000)         (142,000)
                                                  ---------------   ---------------   ---------------
                                                  $   172,112,000   $   176,453,000   $   215,744,000
                                                  ===============   ===============   ===============
Operating income by segment:
  Flight Support Group                            $    15,846,000   $    19,187,000   $    24,251,000
  Electronic Technologies Group                        11,873,000         8,497,000        15,259,000
  Other, primarily corporate                           (5,319,000)       (4,479,000)       (6,891,000)
                                                  ---------------   ---------------   ---------------
                                                  $    22,400,000   $    23,205,000   $    32,619,000
                                                  ===============   ===============   ===============
Net sales                                                   100.0%            100.0%            100.0%
Gross profit                                                 35.7%             32.9%             35.1%
Selling, general and administrative expenses                 22.7%             19.8%             20.0%
Operating income                                             13.0%             13.2%             15.1%
Interest expense                                              1.3%              0.7%              0.5%
Interest and other income                                     0.1%              0.1%               --
Life insurance proceeds                                        --                --               2.3%
Gain on sale of product line                                  0.7%               --                --
Income tax expense                                            2.9%              4.5%              5.1%
Minority interests' share of income                           0.8%              1.1%              2.3%
Net income                                                    8.8%              6.9%              9.6%

COMPARISON OF FISCAL 2004 TO FISCAL 2003

Net Sales

        Net sales in fiscal 2004 increased by 22.3% to $215.7 million, as compared to net sales of $176.5 million in fiscal 2003. The increase in net sales reflects an increase of $25.0 million (a 19.5% increase) to $153.2 million in sales within the FSG, and an increase of $14.1 million (a 28.9% increase) to $62.6 million in sales within the ETG. The FSG's sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continuing recovery within the commercial airline industry, as well as increased sales of new products. The increase in sales within the ETG primarily resulted from the acquisition of Sierra in December 2003 and improved demand for the Company's defense and industrial electronics components.

        The Company's net sales in fiscal 2004 by market approximated 63% from the commercial aviation industry, 24% from the defense and space industries and 13% from other industrial markets including medical, electronics and telecommunications. Net sales in fiscal 2003 by market approximated 68% from the commercial aviation industry, 22% from the defense and space industries and 10% from other markets.

Gross Profit and Operating Expenses

        The Company's gross profit margin improved to 35.1% in fiscal 2004 as compared to 32.9% in fiscal 2003, reflecting higher margins within the ETG. The ETG's gross profit margin increase was primarily due to the acquisition of Sierra. The FSG's gross profit margin in fiscal 2004 approximated 2003 margins principally due to higher costs from write-offs of excess inventory in the first quarter of fiscal 2004 and the restructuring expenses referred to below, partially offset by a reduction of the product warranty reserve and lower research and development expenses as a percentage of net sales. Consolidated cost of sales in fiscal 2004 and fiscal 2003 included approximately $10.4 million and $9.2 million, respectively, of new product research and development expenses.

        During the third and fourth quarters of fiscal 2004, the Company incurred an aggregate of $850,000 of restructuring expenses within certain subsidiaries of the FSG that provide repair and overhaul services ("repair and overhaul subsidiaries"). The unexpected death of an executive of certain of the repair and overhaul subsidiaries (see "Life Insurance Proceeds" below) was the impetus for the commencement of the restructuring activities, which the Company believes will allow it to better service its customers and improve operating margins. The restructuring expenses include $350,000 of inventory write-downs, which were recorded within cost of sales, and $261,000 of management hiring/relocation related expenses, $168,000 of moving costs and other associated expenses and $71,000 of contract termination costs that were all recorded within selling, general and administrative (SG&A) expenses. The inventory written down is related to older generation aircraft for which repair and overhaul services are being discontinued by the Company. The management hiring/relocation related expenses include one-time employee termination/hiring benefits and relocation costs. The moving costs and other associated expenses consist of moving costs related to the consolidation of two repair and overhaul facilities. Contract termination costs include the lease termination on a facility.

        SG&A expenses were $43.2 million and $34.9 million in fiscal 2004 and fiscal 2003, respectively. The increase in SG&A expenses reflects higher sales within the FSG, the acquisition of Sierra, an increase in Corporate expenses, the aforementioned restructuring expenses, and litigation-related expenses referred to below. The increase in Corporate expenses from $4.5 million in fiscal 2003 to $6.9 million in fiscal 2004 reflects accrued performance awards of $1.4 million in fiscal 2004 and a reversal of approximately $400,000 of professional fees in fiscal 2003 that were accrued at the end of fiscal 2002 pursuant to a contractual arrangement that was renegotiated in the first quarter of fiscal 2003.

        The Company also incurred $410,000 of legal and other costs related to litigation brought by a subsidiary of the ETG against two former employees for breach of contract and other possible causes of action against the former employees and others, which were recorded within SG&A expenses.

        The restructuring expenses and litigation-related expenses decreased net income by $684,000, or $.03 per diluted share in fiscal 2004. For more information on the restructuring activities, see Note 12, Restructuring Expenses, of the Notes to Consolidated Financial Statements. For more information on the litigation-related expenses, see Note 17, Commitments and Contingencies - Litigation, of the Notes to Consolidated Financial Statements.

        As a percentage of net sales, SG&A expenses remained stable at 20.0% in fiscal 2004 compared to 19.8% in fiscal 2003 despite a .4% increase attributable to the aforementioned restructuring expenses and litigation-related expenses, which reflects efforts to control costs while increasing revenues.

Operating Income

        Operating income in fiscal 2004 increased by 40.6% to $32.6 million, compared to operating income of $23.2 million in fiscal 2003. The increase in operating income reflects an increase of $6.8 million (a 79.6% increase) in operating income of the ETG from $8.5 million in fiscal 2003 to $15.3 million in fiscal 2004 reflecting the acquisition of Sierra and an increase of $5.1 million (a 26.4% increase) in operating income of the FSG from $19.2 million in fiscal 2003 to $24.3 million in fiscal 2004 reflecting the higher sales. These increases were partially offset by the increase in Corporate expenses. As a percentage of net sales, operating income increased from 13.2% in fiscal 2003 to 15.1% in fiscal 2004. The improvement in operating income as a percentage of net sales reflects an increase in the ETG's operating income as a percentage of net sales from 17.5% in fiscal 2003 to 24.4% in fiscal 2004 and an increase in the FSG's operating income as a percentage of net sales from 15.0% in fiscal 2003 to 15.8% in fiscal 2004 despite a .4% decrease attributable to the aforementioned restructuring expenses and litigation-related expenses. The improvement in the ETG's operating income and operating income as a percentage of net sales reflects the purchase of Sierra and the increased sales, discussed previously. The increase in the FSG's operating income and operating income as a percentage of net sales reflects the increased sales previously discussed and lower SG&A expenses as a percentage of sales.

Interest Expense

        Interest expense in fiscal 2004 and fiscal 2003 was comparable as average borrowings outstanding and associated interest rates remained at approximately the same levels. Additional information about the Company's revolving credit facility may be found within "Financing Activities", which follows within this Item 7.

Interest and Other Income

        Interest and other income in fiscal 2004 and fiscal 2003 were not material.

Life Insurance Proceeds

        In the third quarter of fiscal 2004, the Company received $5.0 million in proceeds from a key-person life insurance policy maintained by a subsidiary of the FSG. The life insurance proceeds, which are non-taxable, increased net income (after the minority interest's share of the income) in fiscal 2004 by $4.0 million, or $.16 per diluted share.

Income Tax Expense

        The Company's effective tax rate decreased from 35.6% in fiscal 2003 to 29.9% in fiscal 2004 as the aforementioned $5.0 million in life insurance proceeds and the minority interest's share of the income of Sierra LLC are excluded from the Company's income that is subject to federal income taxes. For a detailed analysis of the provision for income taxes see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements.

Minority Interests' Share of Income

        Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra LLC. The increase from fiscal 2003 to fiscal 2004 was attributable to higher earnings of the FSG and income of Sierra LLC.

Net Income

        The Company's net income was $20.6 million, or $.80 per diluted share, in fiscal 2004 compared to $12.2 million, or $.50 per diluted share, in fiscal 2003. The net impact of the life insurance proceeds reduced by the restructuring expenses and litigation-related expenses increased net income by $3.3 million, or $.13 per diluted share in fiscal 2004.

Outlook

        Both the FSG and the ETG reported significantly improved sales and operating income for fiscal 2004 compared to fiscal 2003. Operating margins within the FSG continued to show year-over-year improvement despite the restructuring expenses and operating margins within the ETG continued at a strong level.

        The Company's December 2004 acquisition of a producer of specialty high voltage interconnection devices and wire primarily for defense applications and other markets (see Note 20, Subsequent Event, of the Notes to Consolidated Financial Statements) furthers its product and customer diversification strategy. Net sales from the defense and space industries and other industrial markets, including medical, electronics and telecommunications, represented approximately 37% of the Company's total net sales in fiscal 2004.

        As the Company looks forward to fiscal 2005 and beyond, HEICO will continue to focus on new products, further market penetration, additional acquisitions and maintaining its financial strength. Based on current market conditions, the Company believes that the FSG's operating margins can continue to show year-over-year improvement while maintaining the strong operating margins in the ETG. Including the results of the Company's recent acquisition, the Company is targeting fiscal 2005 net sales and earnings growth over fiscal 2004 results.

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

Gross Profit and Operating Expenses

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

Interest Expense

        Interest expense decreased to $1.2 million in fiscal 2003 from $2.2 million in fiscal 2002. The decrease was principally due to a lower weighted average balance outstanding under the Company's revolving credit facilities in fiscal 2003 and lower interest rates. Additional information about the Company's revolving credit facilities may be found within "Financing Activities", which follows within this Item 7.

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

Income Tax Expense

        The Company's effective tax rate was 35.6% in fiscal 2003 compared to 23.0% in fiscal 2002. Income tax expense in fiscal 2002 reflects the recovery of a portion of taxes paid in prior years resulting from an income tax audit completed in fiscal 2002, which increased net income by $2.1 million, or $.09 per diluted share, net of related expenses (including professional fees and interest) as explained further in Note 7, Income Taxes, of the Notes to Consolidated Financial Statements. The recovery of taxes paid was the principal reason for the lower effective tax in fiscal 2002. For a detailed analysis of the provision for income taxes, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements.

Minority Interests' Share of Income

        Minority interests' share of income of consolidated subsidiaries represents the minority interests held in HEICO Aerospace. Minority interests increased by $2.0 million in fiscal 2003 as compared to an increase of $1.3 million in fiscal 2002 due mainly to the higher earnings within the FSG.

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

        The amount of cash and cash equivalents in the accompanying Consolidated Balance Sheets declined from $4.3 million as of October 31, 2003 to $.2 million as of October 31, 2004 principally through the use of available cash to repay borrowings under the Company's revolving credit facility. The revolving credit facility may be drawn upon or repaid as necessary for working capital and general corporate needs of the Company.

        The Company believes that its net cash provided by operating activities and available borrowings under its revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

        Net cash provided by operating activities was $44.1 million for fiscal 2004, consisting primarily of net income of $20.6 million, including $4.0 million of cash proceeds from life insurance net of the minority interest's share, depreciation and amortization of $6.8 million, minority interests' share of income of consolidated subsidiaries of $5.0 million, a deferred income tax provision of $4.1 million, a tax benefit on stock option exercises of $1.3 million, and a decrease in net operating assets of $6.5 million. The decrease in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects lower inventories resulting from efforts to improve inventory turnover by reducing the level of finished goods maintained on hand, higher accounts receivable and current liabilities associated with increased sales levels and higher income taxes payable resulting from the timing of required income tax payments.

        Net cash provided by operating activities was $28.9 million for fiscal 2003, principally reflecting net income of $12.2 million, depreciation and amortization of $6.7 million, deferred income tax provision of $3.5 million, minority interests' share of income of consolidated subsidiaries of $2.0 million, and a decrease in net operating assets of $4.0 million. The decrease in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects lower inventories resulting from efforts to improve inventory turnover by reducing the level of finished goods maintained on hand.

        Net cash provided by operating activities was $26.3 million for fiscal 2002, principally reflecting net income of $15.2 million, depreciation and amortization of $6.0 million, deferred income tax provision of $3.9 million, and a tax benefit related to stock option exercises of $2.9 million, partially offset by an increase in net operating assets of $1.9 million. The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily resulted from higher inventories associated with new products.

Investing Activities

        Net cash used in investing activities during the three fiscal year period ended October 31, 2004 primarily relates to various acquisitions, including contingent payments, totaling $34.2 million, including $28.1 million in fiscal 2004. Further details on acquisitions may be found at the beginning of this Item 7 under the caption "Overview". Capital expenditures aggregated to $18.8 million over the last three fiscal years, primarily reflecting the expansion of existing production facilities and capabilities, which were generally funded by cash generated by operating activities.

Financing Activities

        The Company used cash provided by operating activities to make net payments on its revolving credit facility of $14.0 million in fiscal 2004, $24.0 million in fiscal 2003 and $11.0 million in fiscal 2002. The net payments made in fiscal 2004 reflect $27.0 million borrowed to fund the aforementioned acquisition, net of repayments of $41.0 million. For the three fiscal year period ended October 31, 2004, the Company paid cash dividends aggregating to $3.3 million and received proceeds from stock option exercises of $2.4 million.

        In April 2004, the Company extended the term of its $120 million revolving credit agreement by one year to May 2007. The revolving credit facility may be used for working capital and general corporate needs of the Company, including letters of credit, and to finance acquisitions (generally not in excess of an aggregate total of $30 million over any trailing twelve-month period without the requisite approval of the bank syndicate). The Company can extend the revolving credit term for an additional one year period subject to requisite bank syndicate approval. Advances under the revolving credit facility accrue interest at the Company's choice of the London Interbank Offered Rate (LIBOR) or the "Base Rate" plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, or "leverage ratio"). The revolving credit facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants which require, among other things, the maintenance of a leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements. See Note 6, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the revolving credit facility.

CONTRACTUAL OBLIGATIONS

        The following table summarizes the Company's contractual obligations as of October 31, 2004:

                                                               PAYMENTS DUE BY FISCAL PERIOD
                                                  ---------------------------------------------------------
                                       TOTAL          2005        2006 - 2007    2008 - 2009    THEREAFTER
                                   ------------   ------------   ------------   ------------   ------------
Long-term debt obligations /(1)/   $ 17,980,000   $         --   $ 16,000,000   $  1,980,000   $         --
Capital lease obligations /(1)/         149,000         58,000         91,000             --             --
Operating lease obligations /(2)/     6,859,000      1,960,000      2,516,000      1,302,000      1,081,000
Purchase obligations /(3)/              206,000        206,000             --             --             --
Other long-term liabilities /(4)/       562,000         74,000        148,000        137,000        203,000
                                   ------------   ------------   ------------   ------------   ------------
Total contractual obligations      $ 25,756,000   $  2,298,000   $ 18,755,000   $  3,419,000   $  1,284,000
                                   ============   ============   ============   ============   ============

----------
    (1) See Note 6, Long-Term Debt, of the Notes to Consolidated Financial Statements and Financing Activities above for additional information regarding the Company's long-term debt and capital lease obligations.

    (2) See Note 17, Commitments and Contingencies - Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding the Company's operating lease obligations.

    (3) Includes commitments for capitalized expenditures and excludes all purchase obligations for inventory and supplies in the ordinary course of business.

    (4) These amounts represent projected payments under our Directors Retirement Plan, which is explained further in Note 10, Retirement Plans, of the Notes to Consolidated Financial Statements. The plan is unfunded and we pay benefits directly. The amounts in the table do not include amounts related to the Company's deferred compensation arrangement for which there is an offsetting asset included in the Company's Consolidated Balance Sheets.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company has arranged for standby letters of credit aggregating to $1.2 million to meet the security requirement of its insurance company for potential workers' compensation claims. These letters of credit are supported by the Company's $120 million revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

        As part of the agreement to acquire an 80% interest in Sierra Microwave Technology, Inc. (see Note 2, Acquisitions and Strategic Alliances, of the Notes to Consolidated Financial Statements), the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

NEW ACCOUNTING STANDARDS

        In December 2003, the FASB issued FASB Interpretation No. 46(R), or FIN 46(R), "Consolidation of Variable Interest Entities". FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. This Interpretation shall be applied to variable interest entities or potential variable interest entities commonly referred to as special-purpose entities by the end of the first reporting period ending after December 15, 2003 and applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46(R) did not have a material effect on the Company's results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees"" SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its fourth quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

FORWARD LOOKING STATEMENTS

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

    . Governmental and regulatory demands, export policies and restrictions, reductions in defense or space spending by U.S. and/or foreign customers, or competition from existing and new competitors, which could reduce our sales;

    . HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth;

    . HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aviation, defense, space and electronics industries, which could negatively impact our costs and revenues; and

    . HEICO's ability to maintain effective internal controls, which could adversely affect our business and the market price of our common stock.

        We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in values of financial instruments, including interest rate risk and liquidity risk. The Company engages in transactions in the normal course of business that expose it to market risks. The primary market risk to which the Company has exposure is interest rate risk, mainly related to its revolving credit facility and industrial revenue bonds, which had an aggregate outstanding balance of $18.0 million as of October 31, 2004. Interest rates on borrowings outstanding under the revolving credit facility are based on LIBOR plus a variable margin, while interest rates on the industrial development revenue bonds are based on variable rates. Interest rate risk associated with the Company's variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on the outstanding debt balance as of October 31, 2004, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $50,000 in fiscal 2005.

        The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2004 would not have a material effect on the Company's results of operations or financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       HEICO CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Registered Public Accounting Firm...................  30
Consolidated Balance Sheets as of October 31, 2004 and 2003 (as restated). 31 Consolidated Statements of Operations for the years ended
 October 31, 2004, 2003 and 2002..........................................  32
Consolidated Statements of Shareholders' Equity and Comprehensive
 Income for the years ended October 31, 2004, 2003 and 2002...............  33
Consolidated Statements of Cash Flows for the years ended
 October 31, 2004, 2003 (as restated) and 2002 (as restated)..............  34
Notes to Consolidated Financial Statements................................  35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Shareholders of HEICO Corporation:

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2004 and 2003, and the related consolidated statements of operations, of shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19, the consolidated balance sheet as of October 31, 2003 and the consolidated statements of cash flows for the years ended October 31, 2003 and 2002 have been restated to reflect capitalized tooling costs as a component of property, plant and equipment.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
January 14, 2005

                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      AS OF OCTOBER 31,
                                                              -------------------------------
                                                                   2004             2003
                                                              --------------   --------------
                                                                                 As Restated
                                                                                 See Note 19
                          ASSETS
Current assets:
  Cash and cash equivalents                                   $      214,000   $    4,321,000
  Accounts receivable, net                                        36,798,000       28,820,000
  Inventories                                                     48,020,000       51,240,000
  Prepaid expenses and other current assets                        3,208,000        3,003,000
  Deferred income taxes                                            5,672,000        3,872,000
                                                              --------------   --------------
    Total current assets                                          93,912,000       91,256,000
Property, plant and equipment, net                                40,558,000       39,783,000
Goodwill                                                         216,674,000      188,700,000
Other assets                                                      13,111,000       13,505,000
                                                              --------------   --------------
    Total assets                                              $  364,255,000   $  333,244,000
                                                              ==============   ==============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                        $       58,000   $       29,000
  Trade accounts payable                                           7,969,000        7,475,000
  Accrued expenses and other current liabilities                  20,244,000       14,362,000
  Income taxes payable                                             3,771,000          820,000
                                                              --------------   --------------
    Total current liabilities                                     32,042,000       22,686,000
Long-term debt, net of current maturities                         18,071,000       31,984,000
Deferred income taxes                                             16,262,000       10,337,000
Other non-current liabilities                                      5,834,000        6,142,000
                                                              --------------   --------------
    Total liabilities                                             72,209,000       71,149,000
                                                              --------------   --------------
Minority interests in consolidated subsidiaries                   44,644,000       40,577,000
                                                              --------------   --------------
Commitments and contingencies (Notes 2 and 17)
 Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000
   shares authorized; 300,000 shares designated as
   Series B Junior Participating Preferred Stock and
   300,000 shares designated as Series C Junior
   Participating Preferred Stock; none issued                             --               --
  Common Stock, $.01 par value par share; 30,000,000
    shares authorized; 9,898,451 and 9,690,945 shares
    issued and outstanding, respectively                              99,000           97,000
  Class A Common Stock, $.01 par value per share;
    30,000,000 shares authorized; 14,325,304 and
   13,876,496 shares issued and outstanding, respectively            143,000          117,000
  Capital in excess of par value                                 187,950,000      155,064,000
  Retained earnings                                               59,210,000       69,172,000
                                                              --------------   --------------
                                                                 247,402,000      224,450,000
  Less:  Note receivable secured by Class A Common Stock                  --       (2,932,000)
                                                              --------------   --------------
    Total shareholders' equity                                   247,402,000      221,518,000
                                                              --------------   --------------
    Total liabilities and shareholders' equity                $  364,255,000   $  333,244,000
                                                              ==============   ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE YEAR ENDED OCTOBER 31,
                                                          ---------------------------------------------------
                                                                2004              2003              2002
                                                          ---------------   ---------------   ---------------
Net sales                                                 $   215,744,000   $   176,453,000   $   172,112,000
                                                          ---------------   ---------------   ---------------
Operating costs and expenses:
  Cost of sales                                               139,932,000       118,349,000       110,610,000
  Selling, general and administrative expenses                 43,193,000        34,899,000        39,102,000
                                                          ---------------   ---------------   ---------------
Total operating costs and expenses                            183,125,000       153,248,000       149,712,000
                                                          ---------------   ---------------   ---------------
Operating income                                               32,619,000        23,205,000        22,400,000

Interest expense                                               (1,090,000)       (1,189,000)       (2,248,000)
Interest and other income                                          26,000            93,000            97,000
Life insurance proceeds                                         5,000,000                --                --
Gain on sale of product line                                           --                --         1,230,000
                                                          ---------------   ---------------   ---------------
Income before income taxes and minority interests              36,555,000        22,109,000        21,479,000

Income tax expense                                             10,948,000         7,872,000         4,930,000
                                                          ---------------   ---------------   ---------------
Income before minority interests                               25,607,000        14,237,000        16,549,000

Minority interests' share of income                             4,977,000         2,015,000         1,323,000
                                                          ---------------   ---------------   ---------------
Net income                                                $    20,630,000   $    12,222,000   $    15,226,000
                                                          ===============   ===============   ===============
Net income per share:
  Basic                                                   $           .86   $           .53   $           .66
  Diluted                                                 $           .80   $           .50   $           .62

Weighted average number of common shares outstanding:
  Basic                                                        24,036,980        23,236,841        23,003,784
  Diluted                                                      25,754,598        24,531,280        24,732,679

        The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                        ACCUMULATED
                                          CLASS A       CAPITAL IN         OTHER
                            COMMON         COMMON        EXCESS OF     COMPREHENSIVE      RETAINED          NOTES      COMPREHENSIVE
                            STOCK          STOCK         PAR VALUE          LOSS          EARNINGS       RECEIVABLE        INCOME
                        -------------  -------------   -------------   -------------   -------------   -------------   -------------
Balances as of
 October 31, 2001       $      93,000  $     115,000   $ 150,605,000   $    (226,000)  $  43,830,000   $  (5,648,000)
Net income                         --             --              --              --      15,226,000              --   $  15,226,000
Unrealized gain on
 interest rate swap,
 net of tax benefit
 of $144,000                       --             --              --         226,000              --              --         226,000
                                                                                                                       -------------
Comprehensive income               --             --              --              --              --              --   $  15,452,000
                                                                                                                       =============
Cash dividends
 ($.045 per share)                 --             --              --              --      (1,045,000)             --
Payment on note
  receivable from
  employee savings and
  investment plan                  --             --              --              --              --         648,000
Tax benefit from
 stock options
 exercises                         --             --       2,944,000              --              --              --
Exercises of stock
 options                        1,000          1,000         436,000              --              --              --
Repurchase of stock                --             --        (200,000)             --              --              --
Other                              --             --          62,000              --          (4,000)             --
                        -------------  -------------   -------------   -------------   -------------   -------------
Balances as of
 October 31, 2002              94,000        116,000     153,847,000              --      58,007,000      (5,000,000)
Net income                         --             --              --              --      12,222,000              --   $  12,222,000
                                                                                                                       -------------
Comprehensive income               --             --              --              --              --              --   $  12,222,000
                                                                                                                       =============
Proceeds from shares
 sold in connection
 with business
 acquisition (Note 17)             --             --              --              --              --       2,068,000
Cash dividends
 ($.045 per share)                 --             --              --              --      (1,055,000)             --
Tax benefit from
 stock options
 exercises                         --             --         348,000              --              --              --
Exercises of stock
 options                        3,000          1,000         985,000              --              --              --
Repurchase of stock                --             --        (120,000)             --              --              --
Other                              --             --           4,000              --          (2,000)             --
                        -------------  -------------   -------------   -------------   -------------   -------------
Balances as of
 October 31, 2003              97,000        117,000     155,064,000              --      69,172,000      (2,932,000)
10% stock dividend on
 Common Stock and
 Class A Common Stock
 paid in shares of
 Class A Common
 Stock (Note 8)                    --         22,000      29,342,000              --     (29,393,000)             --
Net income                         --             --              --              --      20,630,000              --   $  20,630,000
                                                                                                                       -------------
Comprehensive income                                                                                                   $  20,630,000
                                                                                                                       =============
Shares issued in
 connection with
 business acquisition
 (Note 2)                          --          3,000       2,997,000              --              --              --
Proceeds from shares
 sold in connection
 with business
 acquisition (Note 17)             --             --              --              --              --       1,259,000
Adjustment to
 guaranteed resale
 value of shares
 issued in connection
 with business
 acquisition (Note 17)             --             --      (1,673,000)             --              --       1,673,000
Cash dividends
 ($.05 per share)                  --             --              --              --      (1,201,000)             --
Tax benefit from
 stock options
 exercises                         --             --       1,258,000              --              --              --
Exercises of stock
 options                        2,000          2,000         959,000              --              --              --
Other                              --         (1,000)          3,000              --           2,000              --
                        -------------  -------------   -------------   -------------   -------------   -------------
Balances as of
 October 31, 2004       $      99,000  $     143,000   $ 187,950,000   $          --   $  59,210,000   $          --
                        =============  =============   =============   =============   ============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEAR ENDED OCTOBER 31,
                                                                           ------------------------------------------
                                                                               2004           2003           2002
                                                                           ------------   ------------   ------------
                                                                                          As Restated    As Restated
                                                                                          See Note 19    See Note 19
Operating Activities:
  Net income                                                               $ 20,630,000   $ 12,222,000   $ 15,226,000
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                            6,779,000      6,720,000      5,967,000
     Deferred income tax provision                                            4,125,000      3,520,000      3,917,000
     Minority interests' share of income                                      4,977,000      2,015,000      1,323,000
     Tax benefit from stock option exercises                                  1,258,000        348,000      2,944,000
     Gain on sale of product line                                                    --             --     (1,230,000)
     Change in estimate of product warranty liability                          (535,000)            --             --
     Restructuring expense related to inventory write-downs                     350,000             --             --
     Changes in assets and liabilities, net of acquisitions:
       (Increase) decrease in accounts receivable                            (6,193,000)      (101,000)     3,421,000
       Decrease (increase) in inventories                                     3,576,000      3,705,000     (3,996,000)
       Decrease (increase) in prepaid expenses and other current assets         263,000        999,000       (393,000)
       Increase (decrease) in trade account payables, accrued expenses
        and other current liabilities                                         6,036,000     (1,390,000)      (588,000)
       Increase (decrease) in income taxes payable                            2,951,000        820,000       (564,000)
       Other                                                                   (167,000)         6,000        267,000
                                                                           ------------   ------------   ------------
  Net cash provided by operating activities                                  44,050,000     28,864,000     26,294,000
                                                                           ------------   ------------   ------------
Investing Activities:
  Acquisitions and related costs, net of cash acquired                      (28,099,000)    (1,554,000)    (4,515,000)
  Capital expenditures                                                       (5,737,000)    (4,723,000)    (8,338,000)
  Payment received from employee savings and investment plan note
   receivable                                                                        --             --        648,000
  Other                                                                        (335,000)        85,000     (2,188,000)
                                                                           ------------   ------------   ------------
  Net cash used in investing activities                                     (34,171,000)    (6,192,000)   (14,393,000)
                                                                           ------------   ------------   ------------
Financing Activities:
  Payments on revolving credit facility, net                                (14,000,000)   (24,000,000)   (11,000,000)
  Cash dividends paid                                                        (1,201,000)    (1,055,000)    (1,045,000)
  Proceeds from stock option exercises                                          963,000        989,000        438,000
  Proceeds from shares of common stock sold in connection
   with business acquisition                                                  1,259,000      2,068,000             --
  Repurchases of common stock                                                        --       (120,000)      (200,000)
  Minority interest investment                                                  164,000        249,000             --
  Other                                                                      (1,171,000)    (1,021,000)       112,000
                                                                           ------------   ------------   ------------
Net cash used in financing activities                                       (13,986,000)   (22,890,000)   (11,695,000)
                                                                           ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents                         (4,107,000)      (218,000)       206,000
Cash and cash equivalents at beginning of year                                4,321,000      4,539,000      4,333,000
                                                                           ------------   ------------   ------------
Cash and cash equivalents at end of year                                   $    214,000   $  4,321,000   $  4,539,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

        HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace) and HEICO Electronic Technologies Corp. (HEICO Electronic) and their subsidiaries (collectively, the Company), is principally engaged in the design, manufacture and sale of aerospace, defense, and electronics related products and services throughout the United States and internationally. HEICO Aerospace's principal subsidiaries include HEICO Aerospace Corporation, Jet Avion Corporation, LPI Industries Corporation, Aircraft Technology, Inc., Northwings Accessories Corporation, McClain International, Inc., Rogers-Dierks, Inc., Turbine Kinetics, Inc., Thermal Structures, Inc., Future Aviation, Inc., Aero Design, Inc., HEICO Aerospace Parts Corp., Aviation Facilities, Inc., Jetseal, Inc. and Niacc Technology, Inc. HEICO Electronic's principal subsidiaries include Radiant Power Corp., Leader Tech, Inc., Santa Barbara Infrared, Inc., Analog Modules, Inc., Inertial Airline Services, Inc. and Sierra Microwave Technology, LLC. The Company's customer base is primarily the commercial airline, defense, space and electronics industries. As of October 31, 2004, the Company's principal operations are located in Glastonbury, Connecticut; Atlanta, Georgia; Cleveland, Ohio; Georgetown, Texas; Mt. Juliet, Tennessee; Anacortes and Spokane, Washington; Corona, Fresno, and Santa Barbara, California; and Fort Myers, Hollywood, Miami, Orlando, Sarasota, Tampa and Titusville, Florida.

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines, and one subsidiary within HEICO Electronic, which is 80% owned. In addition, HEICO Aerospace consolidates a joint venture formed in March 2001, which is 16%-owned by American Airlines' parent company, AMR Corporation, and an 80%-owned subsidiary. (See Note 2, Acquisitions and Strategic Alliances, of the Notes to Consolidated Financial Statement.) HEICO Aerospace also accounts for a 50%-owned joint venture formed in fiscal 2002 under the equity method. The Company's investment in the 50%-owned joint venture and its share of its operating results were not significant to the Company's consolidated financial statements. All significant intercompany balances and transactions are eliminated.

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

INVENTORY

        A portion of inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out or the average cost basis. The remaining portion of inventory is stated at the lower of cost or market, on a per contract accumulation of contract costs basis, with estimated total contract costs being allocated ratably to all units. The effects of changes in estimated total contract costs are recognized in the period of revision. Losses, if any, are recognized fully in the period when identified.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost. Depreciation and amortization is provided mainly on the straight-line method over the estimated useful lives of the various assets. Property, plant and equipment useful lives are as follows:

        Buildings.....................................  28 to 55 years
        Leasehold improvements........................  3 to 40 years
        Machinery and equipment.......................  3 to 20 years
        Tooling.......................................  2 to 5 years

        The costs of major additions and improvements are capitalized. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

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

        The Company's intangible assets subject to amortization consist primarily of licenses, patents and non-compete covenants and are amortized on the straight-line method over their legal or estimated useful lives, ranging from 7 to 17 years.

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

        Long-term investments (included within other assets in the Company's Consolidated Balance Sheets) are stated at fair value based on quoted market prices.

INTEREST RATE SWAP AGREEMENTS

        Periodically, the Company enters into interest rate swap agreements to manage interest expense related to its $120 million revolving credit facility. Interest rate risk associated with the Company's variable rate revolving credit facility is the potential increase in interest expense from an increase in interest rates. A derivative instrument (e.g. interest rate swap agreement) that hedges the variability of cash flows related to a recognized liability is designated as a cash flow hedge. The Company's interest rate swap agreements expired in fiscal 2002 and the Company did not enter into any interest rate swap agreements in fiscal 2004 or fiscal 2003.

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

PRODUCT WARRANTIES

        Product warranty liabilities are estimated at the time of shipment and recorded as a component of accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets. The amount recognized is based on historical claims cost experience.

REVENUE RECOGNITION

        Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2004, 2003 or 2002. Revenues earned from rendering services represented less than 10% of consolidated net sales for all periods presented.

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

INCOME TAXES

        Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from periods recognized for income tax purposes.

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

STOCK BASED COMPENSATION

        The Company accounts for stock-based employee compensation using the intrinsic value method. Accordingly, compensation expense has been recorded in the accompanying consolidated financial statements for any stock options granted below fair market value of the underlying stock as of the date of grant. The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair-value recognition provisions (an alternative method) to stock-based employee compensation. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

                                                                         FOR THE YEAR ENDED OCTOBER 31,
                                                               ------------------------------------------------
                                                                     2004            2003             2002
                                                               --------------   --------------   --------------
Net income, as reported                                        $   20,630,000   $   12,222,000   $   15,226,000
Add:  Stock-based employee compensation expense included
 in reported net income, net of related tax effects                     2,000            3,000           38,000

Deduct:  Total stock-based employee compensation expense
 determined under fair value method for all awards, net of
 related tax effects                                               (1,481,000)      (1,724,000)      (3,883,000)
                                                               --------------   --------------   --------------
Pro forma net income                                           $   19,151,000   $   10,501,000   $   11,381,000
                                                               ==============   ==============   ==============
Net income per share:
  Basic - as reported                                          $          .86   $          .53   $          .66
  Basic - pro forma                                            $          .80   $          .45   $          .49

  Diluted - as reported                                        $          .80   $          .50   $          .62
  Diluted - pro forma                                          $          .74   $          .43   $          .46

CONTINGENCIES

        Losses for contingencies such as product warranties, litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income until they have been realized.

NEW ACCOUNTING STANDARDS

        In December 2003, the FASB issued FASB Interpretation No. 46(R), or FIN 46(R), "Consolidation of Variable Interest Entities". FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. This Interpretation shall be applied to variable interest entities or potential variable interest entities commonly referred to as special-purpose entities by the end of the first reporting period ending after December 15, 2003 and applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46(R) did not have a material effect on the Company's results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its fourth quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

2.  ACQUISITIONS AND STRATEGIC ALLIANCES

ACQUISITIONS

        In November 2001, the Company, through a subsidiary, acquired certain assets and liabilities of Jetseal, Inc. (Jetseal). Jetseal is engaged in the manufacture of compression seals. In May 2003, the Company, through a subsidiary, acquired substantially all of the assets and liabilities of Niacc Technology, Inc. (Niacc). Niacc is engaged in the repair and overhaul of aircraft components and accessories principally serving the regional commuter and business aircraft market. The Company paid the purchase prices of these acquisitions primarily by using proceeds from its revolving credit facility.

        In December 2003, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired an 80% interest in the assets and business of Sierra Microwave Technology, Inc., (Sierra). Under the transaction, the Company formed a new subsidiary, Sierra Microwave Technology, LLC (Sierra LLC), which acquired substantially all of the assets and assumed certain liabilities of Sierra. The new subsidiary is owned 80% by the Company and 20% by certain members of Sierra's management group. The purchase price was paid in cash using proceeds from the Company's revolving credit facility and with shares of HEICO's Class A Common Stock. Sierra LLC is engaged in the design and manufacture of certain niche microwave components used in satellites and military products. As part of the agreement to acquire an 80% interest in Sierra, the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

        All of the acquisitions described above were accounted for using the purchase method of accounting and the results of each company were included in the Company's results from their effective purchase dates. The purchase price of each acquisition was not significant to the Company's consolidated financial statements and the pro forma consolidated operating results assuming each acquisition had been consummated as of the beginning of its respective fiscal year would not have been materially different from the reported results. The costs of each acquisition have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition as determined by management. The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed has been recorded as goodwill (See Note 18, Supplemental Disclosures of Cash Flow Information, of the Notes to Consolidated Financial Statements). The aggregate cost of acquisitions, including payments made in cash and with shares of the Company's common stock and contingent payments, was $31.1 million, $1.6 million and $4.5 million in fiscal 2004, 2003 and 2002, respectively.

STRATEGIC ALLIANCES AND SALE OF MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

        In October 1997, the Company entered into a strategic alliance with Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines, whereby Lufthansa Technik invested approximately $26 million in HEICO Aerospace, including $10 million paid at closing pursuant to a stock purchase agreement and approximately $16 million paid over four years to HEICO Aerospace pursuant to a research and development cooperation agreement, which has partially funded the accelerated development of additional Federal Aviation Administration
(FAA)-approved replacement parts for jet engines and aircraft components. The funds received as a result of the research and development cooperation agreement reduced research and development expenses in the periods such expenses were incurred. In addition, Lufthansa Technik and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support for jet engine and aircraft component replacement parts on a worldwide basis. In connection with subsequent acquisitions by HEICO Aerospace, Lufthansa Technik invested additional amounts aggregating to approximately $21 million pursuant to its option to maintain a 20% equity interest.

        In March 2001, the Company entered into a joint venture with AMR Corporation to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through HEICO Aerospace. As part of the joint venture, AMR Corporation will reimburse HEICO Aerospace a portion of new product research and development costs. The funds received as a result of the new product research and development costs paid by AMR Corporation generally reduce new product research and development expenses in the period such expenses are incurred. The balance of the development costs are incurred by the joint venture, which is 16% owned by AMR Corporation. In addition, AMR Corporation and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.

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

4.  SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE
                                                         AS OF OCTOBER 31,
                                                  ----------------------------
                                                      2004            2003
                                                  ------------    ------------
Accounts receivable                               $ 37,380,000    $ 29,455,000
Less:  Allowance for doubtful accounts                (582,000)       (635,000)
                                                  ------------    ------------
  Accounts receivable, net                        $ 36,798,000    $ 28,820,000
                                                  ============    ============

        In fiscal 2002, the Company wrote off receivables aggregating $813,000, as a result of bankruptcy filings by certain customers. The charge is included in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The charge reduced fiscal 2002 net income by $442,000. Write offs of receivables did not have a material effect on net income in fiscal 2004 or fiscal 2003.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                     AS OF OCTOBER 31,
                                                               -----------------------------
                                                                    2004            2003
                                                               -------------   -------------
Costs incurred on uncompleted contracts                        $  14,798,000   $   9,635,000
Estimated earnings                                                 8,686,000       7,861,000
                                                               -------------   -------------
                                                                  23,484,000      17,496,000
Less:  Billings to date                                          (19,663,000)    (15,223,000)
                                                               -------------   -------------
                                                               $   3,821,000   $   2,273,000
                                                               =============   =============
Included in accompanying consolidated balance
 sheets under the following captions:
   Accounts receivable, net (costs and estimated
    earnings in excess of billings)                            $   4,612,000   $   3,520,000
   Accrued expenses and other current liabilities (billings
    in excess of costs and estimated earnings)                      (791,000)     (1,247,000)
                                                               -------------   -------------
                                                               $   3,821,000   $   2,273,000
                                                               =============   =============

        Changes in estimates did not have a material effect on net income or diluted net income per share in fiscal 2004, 2003, or 2002.

INVENTORIES

                                                                     AS OF OCTOBER 31,
                                                               -----------------------------
                                                                   2004             2003
                                                               -------------   -------------
  Finished products                                            $  24,222,000   $  28,958,000
  Work in process                                                  9,597,000       9,333,000
  Materials, parts, assemblies and supplies                       14,201,000      12,949,000
                                                               -------------   -------------
    Total inventories                                          $  48,020,000   $  51,240,000
                                                               =============   =============

        Inventories related to long-term contracts were not significant as of October 31, 2004 and 2003.

PROPERTY, PLANT AND EQUIPMENT

                                                                     AS OF OCTOBER 31,
                                                               -----------------------------
                                                                    2004           2003
                                                               -------------   -------------
  Land                                                         $   2,157,000   $   1,750,000
  Buildings and improvements                                      20,007,000      18,981,000
  Machinery, equipment and tooling                                55,869,000      50,949,000
  Construction in progress                                         2,239,000       1,623,000
                                                               -------------   -------------
                                                                  80,272,000      73,303,000
  Less: Accumulated depreciation and amortization                (39,714,000)    (33,520,000)
                                                               -------------   -------------
    Property, plant and equipment, net                         $  40,558,000   $  39,783,000
                                                               =============   =============

        The amounts set forth above include tooling costs having a net book value of $3,652,000 and $4,246,000 as of October 31, 2004 and 2003,
respectively. Amortization expense on capitalized tooling was $1,484,000, $1,639,000 and $1,435,000 for the fiscal years ended October 31, 2004, 2003 and 2002, respectively. Expenditures for capitalized tooling costs were $955,000, $952,000 and $2,485,000 in fiscal 2004, 2003 and 2002, respectively.

        Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment, amounted to approximately $4,841,000, $4,659,000 and $4,193,000 for the fiscal years ended October 31, 2004, 2003 and 2002, respectively.

        Included in the Company's property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements. The rotables are stated at a net book value of $3,781,000 and $3,912,000 as of October 31, 2004 and 2003, respectively.
Under the terms of the agreements, the customers may purchase the equipment at specified prices, which are no less than net book value, upon termination of the agreements. The equipment is currently being depreciated over its estimated life.

        In fiscal 2003, the Company consolidated the operations of two of its Florida-based owned facilities utilized by its Flight Support Group. The Company listed the resultant vacated property for sale with a real estate agent and reclassified the building and associated land as held for sale. The carrying value of the property is $3,468,000 and is included within other assets in the Company's Consolidated Balance Sheets.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                     AS OF OCTOBER 31,
                                                               -----------------------------
                                                                    2004            2003
                                                               -------------   -------------
  Accrued customer rebates and credits                         $   5,961,000   $   5,008,000
  Accrued employee compensation and related payroll taxes          9,105,000       4,079,000
  Billings in excess of costs and estimated earnings on
   uncompleted percentage-of-completion contracts                    791,000       1,247,000
  Other                                                            4,387,000       4,028,000
                                                               -------------   -------------
    Total accrued expenses and other current liabilities       $  20,244,000   $  14,362,000
                                                               =============   =============

        Other non-current liabilities include deferred compensation of $5,216,000 and $5,075,000 as of October 31, 2004 and 2003, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees. The Company makes no contributions to this plan. The assets of this plan related to this deferred compensation liability are held within an irrevocable trust and classified within other assets (long-term) in the accompanying Consolidated Balance Sheets.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company has two operating segments: the Flight Support Group (FSG) and the Electronic Technologies Group (ETG). Changes in the carrying amount of goodwill during fiscal 2004 and 2003 by operating segment are as follows:

                                              SEGMENT
                                    -----------------------------   CONSOLIDATED
                                         FSG            ETG             TOTALS
                                    -------------   -------------   -------------
  Balances as of October 31, 2002   $ 118,706,000   $  68,971,000   $ 187,677,000
  Goodwill acquired                       400,000              --         400,000
  Adjustments to goodwill                 623,000              --         623,000
                                    -------------   -------------   -------------
  Balances as of October 31, 2003     119,729,000      68,971,000     188,700,000
  Goodwill acquired                            --      27,349,000      27,349,000
  Adjustments to goodwill                 559,000          66,000         625,000
                                    -------------   -------------   -------------
  Balances as of October 31, 2004   $ 120,288,000   $  96,386,000   $ 216,674,000
                                    =============   =============   =============

        The goodwill acquired during fiscal 2004 is a result of the Company's acquisition, through a subsidiary, of an 80% interest in the assets and business of Sierra in December 2003 (see Note 2, Acquisitions and Strategic Alliances, of the Notes to Consolidated Financial Statements). Adjustments to goodwill consist primarily of additional purchase price payments and contingent purchase price payments to previous owners of acquired businesses.

        Other intangible assets are recorded within other assets in the Company's Consolidated Balance Sheets. Other intangible assets subject to amortization consist primarily of licenses, patents, and non-compete covenants. The gross carrying amount of other intangible assets was $1,448,000 and $1,420,000 as of October 31, 2004 and 2003, respectively. Accumulated amortization of other intangible assets was $259,000 and $147,000 as of October 31, 2004 and 2003, respectively. Amortization expense of other intangible assets was $112,000, $98,000 and $104,000 for the fiscal years ended October 31, 2004, 2003 and 2002, respectively. Amortization expense for each of the next five fiscal years is expected to be $113,000 in fiscal 2005, $113,000 in fiscal 2006, $113,000 in fiscal 2007, $112,000 in fiscal 2008, and $97,000 in fiscal 2009.

6.  LONG-TERM DEBT

        Long-term debt consists of:

                                                      AS OF OCTOBER 31,
                                                -----------------------------
                                                     2004            2003
                                                -------------   -------------
  Borrowings under revolving credit facility    $  16,000,000   $  30,000,000
  Industrial Development Revenue Refunding
   Bonds - Series 1988                              1,980,000       1,980,000
  Capital leases and equipment loans                  149,000          33,000
                                                -------------   -------------
                                                   18,129,000      32,013,000
  Less:  Current maturities of long-term debt         (58,000)        (29,000)
                                                -------------   -------------
                                                $  18,071,000   $  31,984,000
                                                =============   =============

        The aggregate amount of long-term debt maturing by fiscal year is $58,000 in fiscal 2005, $58,000 in fiscal 2006, $16,033,000 in fiscal 2007 and
$1,980,000 in fiscal 2008.

REVOLVING CREDIT FACILITY

        In April 2004, the Company extended the term of its $120 million revolving credit agreement with a bank syndicate by one year to May 2007. The revolving credit facility may be used for working capital and general corporate needs of the Company, including letters of credit, and to finance acquisitions (generally not in excess of an aggregate total of $30 million over any trailing twelve-month period without the requisite approval of the bank syndicate). The Company can extend the revolving credit term for an additional one-year period subject to requisite bank syndicate approval. Advances under the revolving credit facility accrue interest at the Company's choice of the London Interbank Offered Rate (LIBOR) or the "Base Rate" plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from 1.00% to 2.25% for LIBOR based borrowings and from .00% to ..75% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from .25% to .50% (depending on the leverage ratio of the Company). The revolving credit facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants which require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements.

        As of October 31, 2004 and 2003, the Company had a total of $16 million and $30 million, respectively, borrowed under its $120 million revolving credit facility at weighted average interest rates of 2.9% and 2.6%, respectively. The amounts were primarily borrowed to partially fund acquisitions (see Note 2, Acquisitions and Strategic Alliances, of the Notes to Consolidated Financial Statements).

INDUSTRIAL DEVELOPMENT REVENUE BONDS

        The industrial development revenue bonds outstanding as of October 31, 2004 represent bonds issued by Broward County, Florida in 1988 (the 1988 bonds). The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (1.8% and 1.2% as of October 31, 2004 and 2003, respectively). The 1988 bonds as amended are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

7.  INCOME TAXES

        The provision for income taxes on income before income taxes and minority interests for each of the three fiscal years ended October 31 is as follows:

                                      2004            2003            2002
                                 -------------   -------------   -------------
  Current:
    Federal                      $   6,088,000   $   3,908,000   $     849,000
    State                              735,000         444,000         164,000
                                 -------------   -------------   -------------
                                     6,823,000       4,352,000       1,013,000
  Deferred                           4,125,000       3,520,000       3,917,000
                                 -------------   -------------   -------------
  Total income tax expense       $  10,948,000   $   7,872,000   $   4,930,000
                                 =============   =============   =============

        In fiscal 2002, a tax audit of the Company's fiscal 1998 and fiscal 1999 income tax returns was completed by the Internal Revenue Service that resulted in the recovery of a portion of income taxes paid in prior years. The recovery was based on a settlement reached with the Internal Revenue Service under which a portion of the reimbursements received pursuant to a research and development cooperation agreement was treated as shareholder reimbursements excluded from taxable income. The recovery, net of expenses (including related professional fees and interest), increased net income in fiscal 2002 by $2.1 million.

        The following table reconciles the federal statutory tax rate to the Company's effective tax rate for each of the three fiscal years ended October 31:

                                                                            2004     2003     2002
                                                                           ------   ------   ------
  Federal statutory tax rate                                                 35.0%    35.0%    35.0%
  State taxes, less applicable federal income tax reduction                   2.2      2.5      2.8
  Net tax benefit related to non-taxable life insurance proceeds             (4.8)      --       --
  Net tax benefit on export sales                                            (2.3)    (2.3)    (2.7)
  Net tax benefit (liability) on minority interest's share of income          (.9)      .4       .5
  Recovery of taxes paid in prior years resulting from tax audit               --       --    (11.6)
  Other, net                                                                   .7       --     (1.0)
                                                                           ------   ------   ------
    Effective tax rate                                                       29.9%    35.6%    23.0%
                                                                           ======   ======   ======

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           AS OF OCTOBER 31,
                                                    ------------------------------
                                                        2004             2003
                                                    -------------    -------------
  Deferred tax assets:
    Inventories                                     $   3,744,000    $   2,770,000
    Deferred compensation liability                     2,096,000        2,034,000
    Capitalized research and development expenses         709,000          897,000
    Customer rebates accruals                             623,000          346,000
    Other                                               1,827,000        1,381,000
                                                    -------------    -------------
      Total deferred tax assets                         8,999,000        7,428,000
                                                    -------------    -------------
  Deferred tax liabilities:
    Intangible asset amortization                      15,545,000       10,841,000
    Accelerated depreciation                            3,966,000        2,974,000
    Other                                                  78,000           78,000
                                                    -------------    -------------
      Total deferred tax liabilities                   19,589,000       13,893,000
                                                    -------------    -------------
      Net deferred tax liability                    $ (10,590,000)   $  (6,465,000)
                                                    =============    =============

        The net deferred tax liability is classified on the balance sheet as follows:

                                               AS OF OCTOBER 31,
                                         -----------------------------
                                             2004            2003
                                         -------------   -------------
        Current asset                    $   5,672,000   $   3,872,000
        Long-term liability                (16,262,000)    (10,337,000)
                                         -------------   -------------
        Net deferred tax liability       $ (10,590,000)  $  (6,465,000)
                                         =============   =============

        A deferred tax charge of $144,000 relating to an unrealized gain on an interest rate swap was recorded as an adjustment to shareholders' equity in fiscal 2002.

        No deferred tax assets or liabilities were assumed in connection with the Company's acquisitions in fiscal 2004, 2003 or 2002.

8.  SHAREHOLDERS' EQUITY

PREFERRED STOCK PURCHASE RIGHTS PLAN

        The Company's Board of Directors adopted, as of November 2, 2003, a new Shareholder Rights Agreement (the "2003 Plan") to replace the expiring one (the "1993 Plan"). Pursuant to the 2003 Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of Common Stock and Class A Common Stock (with the preferred share purchase rights collectively as "the Rights"). The Rights trade with the common stock and are not exercisable or transferable apart from the Common Stock and Class A Common Stock until after a person or group either acquires 15% or more of the outstanding common stock or commences or announces an intention to commence a tender offer for 15% or more of the outstanding common stock. Absent either of the aforementioned events transpiring, the Rights will expire as of the close of business on November 2, 2013.

        The Rights have certain anti-takeover effects and, therefore, will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Company's Board of Directors or who acquires 15% or more of the outstanding common stock without approval of the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board since they may be redeemed by the Company at $.01 per Right at any time until the close of business on the tenth day after a person or group has obtained beneficial ownership of 15% or more of the outstanding common stock or until a person commences or announces an intention to commence a tender offer for 15% or more of the outstanding common stock. The 2003 Plan also contains a provision to help ensure a potential acquiror pays all shareholders a fair price for the Company.

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

SHARE REPURCHASES

        In accordance with the Company's share repurchase program, 22,000 shares of Class A Common Stock were repurchased at a total cost of $120,000 in fiscal 2003 and 36,300 shares of Class A Common Stock were repurchased at a total cost of $200,000 in fiscal 2002. No shares were repurchased in fiscal 2004.

STOCK DIVIDEND

        In January 2004, the Company paid a 10% stock dividend on both classes of common stock outstanding with shares of Class A Common Stock. The 10% dividend was valued based on the closing market price of the Company's Class A Common Stock as of the day prior to the declaration date. All net income per share, dividend per share, price and other data per share, exercise price, stock option, and common share data has been adjusted retroactively to give effect to the stock dividend.

9.  STOCK OPTIONS

        The Company currently has two stock option plans, the 2002 Stock Option Plan (2002 Plan) and the Non-Qualified Stock Option Plan under which stock options may be granted. The Company's 1993 Stock Option Plan (1993 Plan) terminated in March 2003 on the tenth anniversary of its effective date. No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms. In addition, the Company granted stock options to two former shareholders of an acquired business pursuant to employment agreements entered into in connection with the acquisition in fiscal 1999. A total of 4,192,570 shares of the Company's stock are reserved for issuance to employees, directors, officers, and consultants as of October 31, 2004, including 4,035,267 shares currently under option and 157,303 shares available for future grants. Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options are granted at not less than 100% of the fair market value as of date of grant (110% thereof in certain cases) and are exercisable in percentages specified as of the date of grant over a period up to ten years. Only employees are eligible to receive incentive stock options. Non-qualified stock options under the 2002 Plan may be granted at less than fair market value and may be immediately exercisable. Options granted under the Non-Qualified Stock Option Plan may be granted at no less than the fair market value as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant. The options granted pursuant to the 2002 Plan may be with respect to Common Stock and/or Class A Common Stock, in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee in its sole discretion. The stock options granted to two former shareholders of SBIR were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant. Options under all stock option plans expire not later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

        Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

                                                                   SHARES UNDER OPTION
                                                  SHARES      ------------------------------
                                                 AVAILABLE                  WEIGHTED AVERAGE
                                                 FOR GRANT      SHARES       EXERCISE PRICE
                                                -----------   -----------   ----------------
  Outstanding as of October 31, 2001                213,453     4,567,501   $           8.24
  Shares approved by Board of Directors for
   grant to former shareholders of an
   acquired business                                275,000            --                 --
  Shares approved by the Shareholders for the
   2002 Stock Option Plan                           572,000            --                 --
  Granted                                          (770,990)      770,990   $           9.74
  Cancelled                                          49,128      (306,839)  $          13.75
  Exercised                                              --      (165,151)  $           2.65
                                                -----------   -----------
  Outstanding as of October 31, 2002                338,591     4,866,501   $           8.31
  Granted                                          (503,250)      503,250   $           7.20
  Cancelled                                         331,082      (334,749)  $          13.10
  Exercised                                              --      (586,327)  $           2.30
                                                -----------   -----------
  Outstanding as of October 31, 2003                166,423     4,448,675   $           8.62
  Granted                                           (10,000)       10,000   $          13.19
  Cancelled                                             880       (20,332)  $          12.26
  Exercised                                              --      (403,076)  $           2.75
                                                -----------   -----------
  Outstanding as of October 31, 2004                157,303     4,035,267   $           9.20
                                                ===========   ===========

        Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2004 is as follows:

COMMON STOCK

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                     -----------------------------------------------------------   -------------------------------
                                         WEIGHTED           WEIGHTED AVERAGE                           WEIGHTED
    RANGE OF             NUMBER          AVERAGE               REMAINING               NUMBER          AVERAGE
 EXERCISE PRICES       OUTSTANDING    EXERCISE PRICE   CONTRACTUAL LIFE (YEARS)     EXERCISABLE     EXERCISE PRICE
------------------   --------------   --------------   -------------------------   --------------   --------------
$  1.16 - $  2.90           160,010   $         1.72               0.1                    160,010   $         1.72
$  2.91 - $  7.00           358,903   $         4.55               1.6                    358,903   $         4.55
$  7.01 - $ 12.00           703,275   $         9.04               6.4                    447,274   $         9.46
$ 12.01 - $ 21.92           502,751   $        14.55               6.2                    350,750   $        14.75
                     --------------                                                --------------
                          1,724,939   $         9.03               4.7                  1,316,937   $         8.59
                     ==============                                                ==============

CLASS A COMMON STOCK

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                     -----------------------------------------------------------   -------------------------------
                                         WEIGHTED          WEIGHTED AVERAGE                            WEIGHTED
     RANGE OF             NUMBER          AVERAGE              REMAINING               NUMBER           AVERAGE
 EXERCISE PRICES       OUTSTANDING    EXERCISE PRICE   CONTRACTUAL LIFE (YEARS)     EXERCISABLE     EXERCISE PRICE
------------------   --------------   --------------   -------------------------   --------------   --------------
$  1.16 - $  2.90           209,277   $         1.66              0.1                     209,277   $         1.66
$  2.91 - $  7.00           470,061   $         4.90              3.4                     362,261   $         4.71
$  7.01 - $ 12.00           926,097   $         8.66              6.1                     713,579   $         8.48
$ 12.01 - $ 21.92           704,893   $        15.43              5.3                     608,480   $        15.80
                     --------------                                                --------------
                          2,310,328   $         9.33              4.8                   1,893,597   $         9.36
                     ==============                                                ==============

        If there were a change in control of the Company, options outstanding for an additional 307,414 shares of Common Stock and 384,894 shares of Class A Common Stock would become immediately exercisable.

        The estimated weighted average fair value of options granted was $6.16 per share for Class A Common Stock in fiscal 2004, $4.64 per share for Common Stock and $3.55 per share for Class A Common Stock in fiscal 2003 and $7.30 per share for Common Stock and $5.35 per share for Class A Common Stock in fiscal 2002. There were no grants of Common Stock options in fiscal 2004.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for each of the three fiscal years ended October 31:

                                         2004                  2003                  2002
                                  -------------------   -------------------   -------------------
                                              CLASS A               CLASS A               CLASS A
                                   COMMON     COMMON     COMMON     COMMON     COMMON     COMMON
                                    STOCK      STOCK      STOCK      STOCK      STOCK      STOCK
                                  --------   --------   --------   --------   --------   --------
Expected stock price volatility         --      46.87%     52.65%     52.24%     53.61%     52.87%
Risk free interest rate                 --       3.28%      3.37%      3.43%      4.51%      4.12%
Dividend yield                          --        .38%       .26%       .33%       .25%       .32%
Expected option life (years)            --          6          8          8          8          8

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

        Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on a participant's number of years of vesting service. Contributions to the Plan charged to income in fiscal 2004, 2003, and 2002 totaled $189,000, $403,000 and $691,000, respectively, exclusive of interest income earned on the note received from the Plan of $9,000 in fiscal 2002. The decline in charges to income results principally from the use of forfeited shares within the Plan to make Company contributions. As of October 31, 2004, the Plan held approximately 276,188 forfeited shares of Common Stock and 269,866 forfeited shares of Class A Common Stock, which are available to make future Company contributions.

        In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 2004, 2003 and 2002 are not material to the financial position of the Company. During fiscal 2004, 2003, and 2002, $88,000, $34,000 and $34,000, respectively, were expensed for this plan.

11. RESEARCH AND DEVELOPMENT EXPENSES

        Cost of sales amounts in fiscal 2004, 2003, and 2002 include approximately $10,446,000, $9,224,000 and $9,742,000, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements (see Note 2, Acquisitions and Strategic Alliances, of the Notes to Consolidated Financial Statements). Such reimbursements were not significant in fiscal 2004, 2003 and 2002.

12. RESTRUCTURING EXPENSES

        In fiscal 2004, the Company incurred $850,000 of restructuring expenses within certain subsidiaries of the Flight Support Group that provide repair and overhaul services ("repair and overhaul subsidiaries"). The unexpected death of an executive of certain of the repair and overhaul subsidiaries (see Note 13, Life Insurance Proceeds, of the Notes to Consolidated Financial Statements below) was the impetus for the commencement of the restructuring activities, which the Company believes will allow it to better service its customers and improve operating margins. The restructuring expenses include $350,000 of inventory write-downs, which were recorded within cost of sales in the accompanying Consolidated Statements of Operations, and $261,000 of management hiring/relocation related expenses, $168,000 of moving costs and other associated expenses and $71,000 of contract termination costs that were all recorded within selling, general and administrative expenses. The inventory written down is related to older generation aircraft for which repair and overhaul services are being discontinued by the Company. The management hiring/relocation related expenses include one-time employee termination/hiring benefits and relocation costs. The moving costs and other associated expenses consist of moving costs related to the consolidation of two repair and overhaul facilities. Contract termination costs include the lease termination on a facility. The repair and overhaul subsidiaries' restructuring expenses decreased net income (after income taxes and the minority interest's share of the expenses) in fiscal 2004 by $427,000.

        The following table summarizes the restructuring expenses and associated accrual, the latter which is included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets:

                                                 MANAGEMENT      MOVING
                                                  HIRING /     COSTS AND
                                                 RELOCATION      OTHER        CONTRACT
                                   INVENTORY      RELATED      ASSOCIATED   TERMINATION
                                  WRITE-DOWNS     EXPENSES      EXPENSES       COSTS         TOTALS
                                  -----------   -----------   -----------   -----------   -----------
Balances as of November 1, 2003   $         -   $         -   $         -   $         -   $         -
Restructuring expenses                350,000       261,000       168,000        71,000       850,000
Cash payments                               -      (197,000)      (57,000)            -      (254,000)
Non-cash amount                      (350,000)            -             -             -      (350,000)
                                  -----------   -----------   -----------   -----------   -----------
Balances as of October 31, 2004   $         -   $    64,000   $   111,000   $    71,000   $   246,000
                                  ===========   ===========   ===========   ===========   ===========

13. LIFE INSURANCE PROCEEDS

        In July 2004, the Company received $5.0 million in proceeds from the death benefit of a key-person life insurance policy maintained by a subsidiary of the Flight Support Group that provides repair and overhaul services. The life insurance proceeds, which are non-taxable, increased fiscal 2004 net income (after the minority interest's share of the income) by $4.0 million, or $.16 per diluted share.

14. NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for each of the three fiscal years ended October 31:

                                                             2004           2003           2002
                                                         ------------   ------------   ------------
Numerator:
  Net income                                             $ 20,630,000   $ 12,222,000   $ 15,226,000
                                                         ============   ============   ============
Denominator:
  Weighted average common shares outstanding - basic       24,036,980     23,236,841     23,003,784
  Effect of dilutive stock options                          1,717,618      1,294,439      1,728,895
                                                         ------------   ------------   ------------
  Weighted average common shares outstanding - diluted     25,754,598     24,531,280     24,732,679
                                                         ============   ============   ============
Net income per share - basic                             $        .86   $        .53   $        .66
Net income per share - diluted                           $        .80   $        .50   $        .62

Anti-dilutive stock options excluded                          579,837      2,144,694      1,431,543

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                        FIRST         SECOND          THIRD         FOURTH
                                       QUARTER        QUARTER        QUARTER        QUARTER
                                    ------------   ------------   ------------   ------------
        Net sales:
            2004                    $ 46,151,000   $ 52,793,000   $ 55,820,000   $ 60,980,000
            2003                      41,788,000     41,591,000     45,412,000     47,662,000
            2002                      41,012,000     43,001,000     42,587,000     45,512,000
        Gross profit:
            2004                      15,536,000     18,714,000     19,616,000     21,946,000
            2003                      13,776,000     13,901,000     15,136,000     15,291,000
            2002                      14,850,000     15,359,000     14,936,000     16,357,000
        Net income:
            2004                       3,241,000      4,108,000      8,115,000      5,166,000
            2003                       2,834,000      2,608,000      3,240,000      3,540,000
            2002                       2,828,000      3,970,000      2,829,000      5,599,000

        Net income per share:
          Basic
            2004                    $        .14   $        .17   $        .34   $        .21
            2003                             .12            .11            .14            .15
            2002                             .12            .17            .12            .24
          Diluted
            2004                             .13            .16            .32            .20
            2003                             .12            .11            .13            .14
            2002                             .11            .16            .11            .23

        During the third quarter of fiscal 2004, the Company received $5.0 million in life insurance proceeds as referenced in Note 13, Life Insurance Proceeds, of the Notes to Consolidated Financial

Statements, which increased net income (after the minority interest's share of the income) by $4.0 million, or $.16 per diluted share.

        During the third and fourth quarters of fiscal 2004, the Company incurred restructuring expenses within certain subsidiaries of its Flight Support Group as referenced in Note 12, Restructuring Expenses, of the Notes to Consolidated Financial Statements. In the third quarter of fiscal 2004, restructuring expenses decreased gross profit by $350,000 and net income by $301,000. During the third and fourth quarters of fiscal 2004, the Company incurred legal and other costs related to litigation brought by a subsidiary of the Electronic Technologies Group as referenced in Note 17, Commitments and Contingencies-Litigation, of the Notes to Consolidated Financial Statements. In the third quarter of fiscal 2004, the litigation-related expenses decreased net income by $148,000. The net impact of the restructuring expenses and the litigation-related expenses in the fourth quarter of fiscal 2004 was not significant.

        Net income in the second quarter of fiscal 2002 includes an additional gain on the sale of Trilectron as referenced in Note 3, Sale of Product Line, of the Notes to Consolidated Financial Statements. The impact of the gain was an increase to net income of $765,000.

        Net income in the fourth quarter of fiscal 2002 includes the recovery of a portion of taxes paid in prior years resulting from a tax audit as referenced in Note 7, Income Taxes, of the Notes to Consolidated Financial Statements. The impact of the recovery was an increase to net income of $2,107,000.

        Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year may not equal the sum of the four individual quarters.

16. OPERATING SEGMENTS

        The Company has two operating segments: the Flight Support Group (FSG) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG), consisting of HEICO Electronic and its subsidiaries. See Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for a list of operating subsidiaries aggregated in each reportable operating segment. The Flight Support Group designs and manufactures FAA-approved jet engine and aircraft component replacement parts, provides FAA-authorized repair and overhaul services and provides subcontracting services to original equipment manufacturers in the aviation industry and the U.S. Government. The Electronic Technologies Group designs and manufactures commercial and military power supplies, circuit board shielding, laser and electro-optical products and infrared simulation and test equipment and repairs and overhauls aircraft electronic equipment primarily for the aerospace, defense, space, and electronics industries.

        The Company's reportable business divisions offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology and service requirements.

SEGMENT PROFIT OR LOSS

        The accounting policies of the Company's operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Management evaluates segment performance based on segment operating income.

                                                     SEGMENT                     PRIMARILY
                                         --------------------------------      CORPORATE AND      CONSOLIDATED
                                              FSG                ETG            INTERSEGMENT         TOTALS
                                         -------------      -------------      -------------      -------------
For the Year Ended October 31, 2004:
  Net sales                              $ 153,238,000      $  62,648,000      $    (142,000)     $ 215,744,000
  Depreciation and amortization              4,580,000          1,762,000            437,000          6,779,000
  Operating income                          24,251,000 (a)     15,259,000 (b)     (6,891,000)        32,619,000
  Total assets                             212,615,000        136,860,000         14,780,000        364,255,000
  Capital expenditures                       3,964,000          1,767,000              6,000          5,737,000

For the year ended October 31, 2003:
  Net sales                              $ 128,277,000      $  48,597,000      $    (421,000)     $ 176,453,000
  Depreciation and amortization              4,895,000          1,399,000            426,000          6,720,000
  Operating income                          19,187,000          8,497,000         (4,479,000)        23,205,000
  Total assets                             214,292,000        103,798,000         15,154,000        333,244,000
  Capital expenditures                       2,102,000          2,617,000              4,000          4,723,000

For the year ended October 31, 2002:
  Net sales                              $ 120,097,000      $  52,510,000      $    (495,000)     $ 172,112,000
  Depreciation and amortization              4,447,000          1,213,000            307,000          5,967,000
  Operating income                          15,846,000         11,873,000         (5,319,000)        22,400,000
  Total assets                             219,903,000        103,260,000         13,169,000        336,332,000
  Capital expenditures                       5,568,000          1,969,000            801,000          8,338,000

----------
(a) Includes $850,000 of restructuring expenses (see Note 12, Restructuring Expenses, of the Notes to Consolidated Financial Statements).

(b) Includes $410,000 of litigation-related expenses (see Note 17, Commitments and Contingencies - Litigation of the Notes to Consolidated Financial Statements).

MAJOR CUSTOMER AND GEOGRAPHIC INFORMATION

        No one customer accounted for 10 percent or more of the Company's consolidated net sales during the last three fiscal years. The Company had no material sales originating or long-lived assets held outside of the United States during the last three fiscal years.

        Export sales were $55,695,000 in fiscal 2004, $47,013,000 in fiscal 2003 and $51,061,000 in fiscal 2002.

17. COMMITMENTS AND CONTINGENCIES

LITIGATION

        The Company is involved in various legal actions arising in the normal course of business. Based upon the Company's and its legal counsel's evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

        In fiscal 2004, the Company incurred $410,000 of legal and other costs related to litigation brought by a subsidiary of the Electronic Technologies Group against two former employees and related parties for breach of contract and other possible causes of action against the former employees and others.

LEASE COMMITMENTS

        The Company leases certain property and equipment, including manufacturing facilities and office equipment under operating leases. Some of these leases provide the Company with the option after the initial lease term either to purchase the property at the then fair market value or renew the lease at the then fair rental value. Generally, management expects that leases will be renewed or replaced by other leases in the normal course of business.

        Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

                Year ending October 31,
                2005.........................................    $  1,960,000
                2006.........................................       1,566,000
                2007.........................................         950,000
                2008.........................................         709,000
                2009.........................................         593,000
                Thereafter...................................       1,081,000
                                                                 ------------
                Total minimum lease commitments..............    $  6,859,000
                                                                 ============

        Total rent expense charged to operations for operating leases in fiscal 2004, fiscal 2003, and fiscal 2002 amounted to $2,737,000, $2,768,000 and
$2,956,000, respectively.

GUARANTEES

        The Company has arranged for standby letters of credit aggregating to $1.2 million to meet the security requirement of its insurance company for potential workers' compensation claims. These letters of credit are supported by the Company's $120 million revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

        Changes in the Company's product warranty liability for fiscal 2004 and 2003 are as follows:

                Balance as of October 31, 2002                   $   685,000
                Accruals for warranties                              147,000
                Warranty claims settled                             (199,000)
                                                                 -----------
                Balance as of October 31, 2003                       633,000
                Change in estimate of warranty liability            (535,000)
                Accruals for warranties                              345,000
                Warranty claims settled                             (314,000)
                                                                 -----------
                Balance as of October 31, 2004                   $   129,000
                                                                 ===========

        Based on an analysis of its historical claims cost experience, the Company reduced its estimated warranty liability in the first and fourth quarters of fiscal 2004.

        As partial consideration in the acquisition of Inertial Airline Services, Inc. (IAS) in August 2001, the Company issued $5 million in HEICO Class A Common Stock (318,960 shares) and guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2004. Concurrent with the acquisition, the Company loaned the seller $5 million, which was due August 31, 2004 and secured by the 318,960 shares of HEICO Class A Common Stock. The loan has been shown as a reduction of shareholders' equity in the Company's Consolidated Balance Sheets under the caption, "Note Receivable Secured by Class A Common Stock." In October 2003, the seller sold 220,000 shares of the HEICO Class A Common Stock and the Company received the net proceeds of $2.1 million to reduce the note receivable. In the second quarter of fiscal 2004, the Company received the net proceeds of $1.2 million from the seller upon the sale of the remaining 98,960 shares of the HEICO Class A Common Stock. Pursuant to the Company's guarantee that the aggregate resale value of the 318,960 shares of Class A Common Stock would be at least $5 million, the $1.7 million difference between the guaranteed value and the $3.3 million of aggregate net proceeds ($2.1 million received in October 2003 and $1.2 million received in the second quarter of 2004) from the sales of the Class A Common Stock has been recorded as a reduction of both capital in excess of par value and the note receivable.

        As part of the agreement to acquire an 80% interest in Sierra in December 2003 (see Note 2, Acquisitions and Strategic Alliances, of the Notes to Consolidated Financial Statements), the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash paid for interest was $1,099,000, $1,291,000 and $2,407,000 in fiscal 2004, 2003, and 2002, respectively. Cash paid for income taxes was $2,688,000, $3,460,000 and $1,373,000 in fiscal 2004, 2003, and 2002, respectively. Cash received from income tax refunds in fiscal 2004, 2003 and 2002 was $72,000, $1,300,000 and $1,963,000, respectively.

        Cash investing activities related to acquisitions, including contingent payments, for each of the three fiscal years ended October 31, is as follows:

                                                     2004             2003            2002
                                                -------------    -------------    -------------
  Fair value of assets acquired:
    Liabilities assumed                         $     684,000    $     698,000    $     247,000
    Less:
      Goodwill                                     24,974,000        1,023,000        3,578,000
      Inventories                                     707,000          431,000          371,000
      Accounts receivable                           1,785,000          312,000          351,000
      Property, plant and equipment                 1,311,000          408,000          258,000
      Other assets                                      6,000           78,000          204,000
                                                -------------    -------------    -------------
    Cash paid, including contingent payments    $ (28,099,000)   $  (1,554,000)   $  (4,515,000)
                                                =============    =============    =============

        In connection with the purchase of Sierra in December 2003 (see Note 2, Acquisitions and Strategic Alliances, of the Notes to Consolidated Financial Statements), the Company issued shares of HEICO's Class A Common Stock valued at $3 million, which was allocated to goodwill.

        Retained earnings were reduced by $29,393,000 in fiscal 2004 as a result of the 10% stock dividend described in Note 8, Shareholders' Equity - Stock Dividend, of the Notes to Consolidated Financial Statements.

        There were no significant capital lease financing activities during fiscal 2004, fiscal 2003, and fiscal 2002.

19. RESTATEMENT FOR CLASSIFICATION OF CAPITALIZED TOOLING COSTS

        In fiscal 2004, the Company began classifying capitalized tooling costs as a component of property, plant and equipment in the Company's Consolidated Balance Sheet. In prior years, the Company classified capitalized tooling costs generally as a component of other long-term assets (other assets) with a portion classified as a current asset (prepaid expenses and other current assets). Upon review of this matter, the Company determined that its prior method was not appropriate under accounting principles generally accepted in the United States of America. Accordingly, the accompanying Consolidated Balance Sheet as of October 31, 2003 and Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2003 and 2002 have been restated as set forth below. The change in the balance sheet classification of capitalized tooling costs had no effect on the accompanying Consolidated Statements of Operations. Further, the total assets, total liabilities and total shareholders' equity amounts in the accompanying Consolidated Balance Sheet as of October 31, 2003 did not change. A summary of the decrease in current assets and corresponding net increase in long-term assets in the Company's Consolidated Balance Sheet as of October 31, 2003 follows:

                                                              AS OF OCTOBER 31, 2003
                                                          -----------------------------
                                                          AS PREVIOUSLY         AS
                                                             REPORTED        RESTATED
                                                          -------------   -------------
          Current assets:
            Prepaid expenses and other current assets     $   6,231,000   $   3,003,000
              Total current assets                           94,484,000      91,256,000
          Property, plant and equipment, net                 35,537,000      39,783,000
          Other assets                                       14,523,000      13,505,000

        Net cash provided by operating activities and net cash used in investing activities in the Company's Consolidated Statements of Cash Flows each increased by $985,000 for the fiscal year ended October 31, 2003, and each increased by $3,009,000 for the fiscal year ended October 31, 2002, as a result of the change in balance sheet classification of capitalized tooling costs as follows:

                                                                   FOR THE YEAR ENDED OCTOBER 31,
                                                  ----------------------------------------------------------------
                                                               2003                              2002
                                                  ------------------------------    ------------------------------
                                                  AS PREVIOUSLY         AS          AS PREVIOUSLY          AS
                                                     REPORTED         RESTATED         REPORTED         RESTATED
                                                  -------------    -------------    -------------    -------------
Operating Activities:
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                $   5,081,000    $   6,720,000    $   4,532,000    $   5,967,000
     Changes in assets and liabilities,
      net of acquisitions:
        Decrease (increase) in inventories            3,705,000        3,705,000       (2,996,000)      (3,996,000)
        Decrease (increase) in prepaid expenses
         and other current assets                     1,653,000          999,000       (2,967,000)        (393,000)
  Net cash provided by operating activities          27,879,000       28,864,000       23,285,000       26,294,000

Investing Activities:
  Capital expenditures                               (3,771,000)      (4,723,000)      (5,853,000)      (8,338,000)
  Other                                                 118,000           85,000       (1,664,000)      (2,188,000)
  Net cash used in investing activities              (5,207,000)      (6,192,000)     (11,384,000)     (14,393,000)

20. SUBSEQUENT EVENT (UNAUDITED)

        In December 2004, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired substantially all of the assets and assumed certain liabilities of Connectronics, Corp. and its affiliate, Wiremax, Ltd. (collectively "Connectronics"). The purchase price was not significant to the Company's consolidated financial statements. The purchase price was paid using proceeds from the Company's revolving credit facility. Connectronics is engaged in the production of specialty high voltage interconnection devices and wire primarily for defense applications and other markets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and its Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, which took into consideration the restatement for the reclassification of the Company's capitalized tooling costs to property, plant and equipment during the fiscal year, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 2004.

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

ITEM 11.  EXECUTIVE COMPENSATION

        Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2004.

        Equity compensation plan information is set forth in Item 5 of Part II hereof under the caption "Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning the principal accountant's fees and services is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2004.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  FINANCIAL STATEMENTS

        The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                            Page
                                                                            ----
  Report of Independent Registered Public Accounting Firm................     30
  Consolidated Balance Sheets at October 31, 2004 and 2003 (as restated). 31 Consolidated Statements of Operations for the years ended
   October 31, 2004, 2003 and 2002.......................................     32
  Consolidated Statements of Shareholders' Equity and Comprehensive
   Income for the years ended October 31, 2004, 2003 and 2002............     33
  Consolidated Statements of Cash Flows for the years ended
   October 31, 2004, 2003 (as restated) and 2002 (as restated)...........     34
  Notes to Consolidated Financial Statements.............................     35

(a)(2)  FINANCIAL STATEMENT SCHEDULES

        No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3)   EXHIBITS

EXHIBIT         DESCRIPTION
-------         ----------------------------------------------------------------
 2.1       --   Amended and Restated Agreement of Merger and Plan of
                Reorganization, dated as of March 22, 1993, by and among HEICO
                Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant's
                Registration Statement on Form S-4 (Registration No. 33-57624)
                Amendment No. 1 filed on March 19, 1993.*

 2.2       --   Stock Purchase Agreement, dated August 1, 2000, by and between
                HEICO Aviation Products Corp., N/K/A HEICO Electronic
                Technologies Corp. and Hobart Brothers Company (without schedules and exhibits) is incorporated by reference to Exhibit
                2.1 to Form 8-K dated September 14, 2000.*

 3.1       --   Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on
                March 19, 1993.*

 3.2       --   Articles of Amendment of the Articles of Incorporation of the
                Registrant, dated April 27, 1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                8-B dated April 29, 1993.*

EXHIBIT         DESCRIPTION
-------         ----------------------------------------------------------------
 3.3       --   Articles of Amendment of the Articles of Incorporation of the
                Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended
                October 31, 1993.*

 3.4       --   Articles of Amendment of the Articles of Incorporation of the
                Registrant, dated March 19, 1998, are incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form
                S-3 (Registration No. 333-48439) filed on March 23, 1998.*

 3.5       --   Articles of Amendment of the Articles of Incorporation of the
                Registrant, dated as of November 2, 2003, are incorporated by reference to Exhibit 3.5 to the Form 10-K for the year ended
                October 31, 2003.*

 3.6       --   Bylaws of the Registrant are incorporated by reference to
                Exhibit 3.4 to the Form 10-K for the year ended October 31, 1996.*

 4.0       --   The description and terms of the Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunBank, N.A., as Rights Agent, dated as of November 2, 1993, incorporated by reference to Exhibit 1 to the Form 8-K dated
                November 2, 1993.*

 4.1       --   The description and terms of the Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunTrust Bank, N.A., as Rights Agent, dated as of November 2,
                2003, incorporated by reference to Exhibit 4.0 to the Form 8-K dated November 2, 2003.*

 10.1      --   Loan Agreement, dated March 1, 1988, between HEICO Corporation and Broward County, Florida is incorporated by reference to
                Exhibit 10.1 to the Form 10-K for the year ended October 31, 1994.*

 10.2      --   SunBank Reimbursement Agreement, dated February 28, 1994,
                between HEICO Aerospace Corporation and SunBank/South Florida,
                N.A. is incorporated by reference to Exhibit 10.2 to the Form
                10-K for the year ended October 31, 1994.*

 10.3      --   Amendment, dated March 1, 1995, to the SunBank Reimbursement
                Agreement dated February 28, 1994 between HEICO Aerospace
                Corporation and SunBank/South Florida, N.A. is incorporated by reference to Exhibit 10.3 to the Form 10-K from the year ended
                October 31, 1995.*

 10.4      --   Amendment and Extension, dated February 28, 1999 to the SunBank
                Reimbursement Agreement dated February 28, 1994, between
                SunTrust Bank, South Florida, N.A. and HEICO Aerospace
                Corporation is incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended October 31, 1999.*

 10.5      --   Amendment, dated July 20, 2000, to the SunBank Reimbursement
                Agreement dated February 28, 1994, between HEICO Aerospace
                Corporation and SunTrust Bank is incorporated by reference to
                Exhibit 10.5 to the Form 10-K for the year ended October 31, 2000.*

EXHIBIT         DESCRIPTION
-------         ----------------------------------------------------------------
 10.6      --   Amendment, dated as of January 14, 2004, to the SunBank
                Reimbursement Agreement, dated as of February 28, 1994, between
                HEICO Aerospace Corporation and SunTrust Bank is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 31, 2004. *

 10.7#     --   HEICO Savings and Investment Plan, as amended and restated
                effective as of January 1, 2002 is incorporated by reference to
                Exhibit 10.6 to the Form 10-K for the year ended October 31, 2002.*

 10.8#     --   First Amendment, effective as of January 1, 2002, to the HEICO
                Savings and Investment Plan, is incorporated by reference to
                Exhibit 10.7 to the Form 10-K for the year ended October 31, 2003.*

 10.9#     --   Second Amendment, effective as of January 1, 2002, to the HEICO
                Savings and Investment Plan, is incorporated by reference to
                Exhibit 10.8 to the Form 10-K for the year ended October 31, 2003.*

 10.10#    --   Third Amendment, effective as of October 1, 2003, to the HEICO
                Savings and Investment Plan, is incorporated by reference to
                Exhibit 10.9 to the Form 10-K for the year ended October 31, 2003.*

 10.11#    --   Fourth Amendment, with portions effective as of January 1, 2005, and other portions effective as of January 1, 2004, to the HEICO Savings and Investment Plan.**

 10.12#    --   Non-Qualified Stock Option Agreement for Directors, Officers and
                Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

 10.13#    --   HEICO Corporation 1993 Stock Option Plan, as amended, is
                incorporated by reference to Exhibit 4.7 to the Company's
                Registration Statement on Form S-8 (Registration No. 333-81789) filed on June 29, 1999.*

 10.14#    --   HEICO Corporation 2002 Stock Option Plan, effective March 19,
                2002, is incorporated by reference to Exhibit 10.10 to the Form
                10-K for the year ended October 31, 2002.*

 10.15#    --   HEICO Corporation Directors' Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit
                10.19 to the Form 10-K for the year ended October 31, 1992.*

 10.16#    --   Key Employee Termination Agreement, dated as of April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended
                October 31, 1992.*

 10.17     --   Stock Purchase Agreement, dated October 30, 1997, by and among
                HEICO Corporation, HEICO Aerospace Holdings Corp. and Lufthansa
                Technik AG is incorporated by reference to Exhibit 10.31 to Form
                10-K/A for the year ended October 31, 1997.*

EXHIBIT         DESCRIPTION
-------         ----------------------------------------------------------------
 10.18     --   Shareholders Agreement, dated October 30, 1997, by and between
                HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit
                10.32 to Form 10-K/A for the year ended October 31, 1997.*

 10.19     --   Credit Agreement among HEICO Corporation and SunTrust Bank,
                South Florida, N.A., as Agent, dated as of July 30, 1998, is incorporated by reference to Exhibit 10.2 to Form 8-K dated
                August 4, 1998.*

 10.20     --   First Amendment, dated July 30, 1998 to Credit Agreement among
                HEICO Corporation and SunTrust Bank, South Florida, N.A., as agent, dated as of July 31, 1998 is incorporated by reference to
                Exhibit 10.31 to the Form 10-K for the year ended October 31, 1999.*

 10.21     --   Second Amendment, dated May 12, 1999, to Credit Agreement among
                HEICO Corporation and SunTrust Bank, South Florida, N.A., as agent, dated as of July 31, 1998 is incorporated by reference to
                Exhibit 10.32 to the Form 10-K for the year ended October 31, 1999.*

 10.22     --   Third Amendment, dated as of June 23, 2000, to Credit Agreement among HEICO Corporation and SunTrust Bank (formerly known as
                SunTrust Bank, South Florida, N.A.) as Agent dated as of July
                31, 1998, is incorporated by reference to Exhibit 10.1 to Form
                10-Q for the quarterly period ended July 31, 2000.*

 10.23     --   Revolving Credit Agreement, dated as of May 15, 2003, among
                HEICO Corporation and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 29, 2003.*

 10.24     --   Consent to Extension dated as of April 5, 2004 to the Revolving
                Credit Agreement dated as of May 15, 2003 among HEICO
                Corporation and SunTrust Bank, is incorporated by reference to
                Exhibit 10.1 to the Form 10-Q for the quarterly period ended
                April 30, 2004.*

 21        --   Subsidiaries of HEICO Corporation.**

 23        --   Consent of Independent Registered Public Accounting Firm.**

 31.1      --   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer. **

 31.2      --   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer. **

 32.1      --   Section 1350 Certification of Chief Executive Officer.***

 32.2      --   Section 1350 Certification of Chief Financial Officer.***

----------
# Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*       Previously filed.
**      Filed herewith.
***     Furnished herewith.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HEICO CORPORATION

Date: January 14, 2005                          By: /s/  THOMAS S. IRWIN
                                                    ----------------------------
                                                    Thomas S. Irwin
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ LAURANS A. MENDELSON                   Chairman, President,
----------------------------------------   Director (Principal
Laurans A. Mendelson                       Executive Officer)

/s/ SAMUEL L. HIGGINBOTTOM                 Director
----------------------------------------
Samuel L. Higginbottom

                                           Director
----------------------------------------
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON                      Director
----------------------------------------
Eric A. Mendelson

/s/ VICTOR H. MENDELSON                    Director
----------------------------------------
Victor H. Mendelson

/s/ ALBERT MORRISON, JR                    Director
----------------------------------------
Albert Morrison, Jr.

/s/ JOSEPH W. PALLOT                       Director
----------------------------------------
Joseph W. Pallot

/s/ ALAN SCHRIESHEIM                       Director
----------------------------------------
Alan Schriesheim

                                  EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         ----------------------------------------------------------------
 10.11     --   Fourth Amendment, with portions effective as of January 1, 2005, and other portions effective as of January 1, 2004, to the HEICO
                Savings and Investment Plan.

 21        --   Subsidiaries of HEICO Corporation.

 23        --   Consent of Independent Registered Public Accounting Firm.

 31.1      --   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer.

 31.2      --   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer.

 32.1      --   Section 1350 Certification of Chief Executive Officer.

 32.2      --   Section 1350 Certification of Chief Financial Officer.