Form 10-Q
period 2005-01-31
HEICO CORP
filed 2005-03-02
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended January 31, 2005 or

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

                                Yes [X]    No [ ]

        The number of shares outstanding of each of the registrant's classes of common stock as of February 25, 2005:

           Common Stock, $.01 par value                 9,982,639 shares
           Class A Common Stock, $.01 par value        14,460,116 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                          PAGE NO.
                                                                                          --------
PART I.  FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                  as of January 31, 2005 and October 31, 2004....................................2

               Condensed Consolidated Statements of Operations (unaudited)
                  for the three months ended January 31, 2005 and 2004...........................3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the three months ended January 31, 2005 and 2004...........................4

               Notes to Condensed Consolidated Financial Statements (unaudited)..................5

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................13

     Item 3.   Quantitative and Qualitative Disclosures about Market Risks......................20

     Item 4.   Controls and Procedures..........................................................21

PART II.  OTHER INFORMATION:

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......................22

     Item 6.   Exhibits.........................................................................22

Signature.......................................................................................23

                      PART I. ITEM 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                                   JANUARY 31, 2005   OCTOBER 31, 2004
                                                                                   ----------------   ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                       $      4,517,000   $        214,000
   Accounts receivable, net                                                              35,293,000         36,798,000
   Inventories                                                                           52,450,000         48,020,000
   Prepaid expenses and other current assets                                              3,703,000          3,208,000
   Deferred income taxes                                                                  5,682,000          5,672,000
                                                                                   ----------------   ----------------
      Total current assets                                                              101,645,000         93,912,000

Property, plant and equipment, net                                                       40,124,000         40,558,000
Goodwill                                                                                228,248,000        216,674,000
Other assets                                                                             10,959,000         13,111,000
                                                                                   ----------------   ----------------
      Total assets                                                                 $    380,976,000   $    364,255,000
                                                                                   ================   ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $         58,000   $         58,000
   Trade accounts payable                                                                 7,566,000          7,969,000
   Accrued expenses and other current liabilities                                        18,498,000         20,244,000
   Income taxes payable                                                                          --          3,771,000
                                                                                   ----------------   ----------------
      Total current liabilities                                                          26,122,000         32,042,000

Long-term debt, net of current maturities                                                31,057,000         18,071,000
Deferred income taxes                                                                    17,374,000         16,262,000
Other non-current liabilities                                                             6,597,000          5,834,000
                                                                                   ----------------   ----------------
      Total liabilities                                                                  81,150,000         72,209,000
                                                                                   ----------------   ----------------
Minority interests in consolidated subsidiaries                                          45,576,000         44,644,000
                                                                                   ----------------   ----------------

Commitments and contingencies (Note 11)
Shareholders' equity:
   Preferred Stock, $.01 par value per share; 10,000,000 shares Authorized;
    300,000 shares designated as Series B Junior Participating Preferred
    Stock and 300,000 shares designated as Series C Junior Participating
    Preferred Stock; none issued                                                                 --                 --
   Common Stock, $.01 par value per share; 30,000,000 shares authorized;
    9,958,179 and 9,898,451 shares issued and outstanding, respectively                     100,000             99,000
   Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 14,451,110 and 14,325,304 shares issued and outstanding,
    respectively                                                                            145,000            143,000
   Capital in excess of par value                                                       190,975,000        187,950,000
   Retained earnings                                                                     63,030,000         59,210,000
                                                                                   ----------------   ----------------
      Total shareholders' equity                                                        254,250,000        247,402,000
                                                                                   ----------------   ----------------
      Total liabilities and shareholders' equity                                   $    380,976,000   $    364,255,000
                                                                                   ================   ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                           THREE MONTHS ENDED JANUARY 31,
                                                          --------------------------------
                                                               2005              2004
                                                          --------------    --------------
Net sales                                                 $   56,981,000    $   46,151,000
                                                          --------------    --------------

Operating costs and expenses:
   Cost of sales                                              36,701,000        30,615,000
   Selling, general and administrative expenses               11,619,000         8,963,000
                                                          --------------    --------------

Total operating costs and expenses                            48,320,000        39,578,000
                                                          --------------    --------------

Operating income                                               8,661,000         6,573,000

Interest expense                                                (233,000)         (331,000)
Interest income and other income (expense)                        36,000            (2,000)
                                                          --------------    --------------

Income before income taxes and minority interests              8,464,000         6,240,000

Income tax expense                                             2,923,000         2,155,000
                                                          --------------    --------------

Income before minority interests                               5,541,000         4,085,000

Minority interests' share of income                            1,113,000           844,000
                                                          --------------    --------------

Net income                                                $    4,428,000    $    3,241,000
                                                          ==============    ==============

Net income per share:
   Basic                                                  $          .18    $          .14
   Diluted                                                $          .17    $          .13

Weighted average number of common shares outstanding
   Basic                                                      24,328,337        23,745,244
   Diluted                                                    26,213,577        25,632,999

Cash dividend per share                                   $         .025    $         .025

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                     THREE MONTHS ENDED JANUARY 31,
                                                                    --------------------------------
                                                                         2005              2004
                                                                    --------------    --------------
Operating Activities:
   Net income                                                       $    4,428,000    $    3,241,000
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      1,724,000         1,609,000
      Deferred income tax provision                                      1,102,000         1,176,000
      Minority interests' share of income                                1,113,000           844,000
      Tax benefit from stock option exercises                            2,538,000         1,258,000
      Changes in assets and liabilities, net of acquisitions:
         Decrease in accounts receivable                                 2,893,000         2,591,000
         (Increase) decrease in inventories                             (2,806,000)        2,144,000
         Increase in prepaid expenses and other current assets            (491,000)         (406,000)
         Decrease in trade accounts payables, accrued
          expenses and other current liabilities                        (2,836,000)       (3,441,000)
         Decrease in income taxes payable                               (3,771,000)         (787,000)
         Other                                                              63,000          (482,000)
                                                                    --------------    --------------
   Net cash provided by operating activities                             3,957,000         7,747,000
                                                                    --------------    --------------

Investing Activities:
   Acquisitions and related costs, net of cash acquired                (14,679,000)      (27,337,000)
   Capital expenditures                                                   (944,000)       (1,147,000)
   Proceeds from sale of building held for sale                          3,520,000                --
   Other                                                                  (235,000)         (138,000)
                                                                    --------------    --------------
   Net cash used in investing activities                               (12,338,000)      (28,622,000)
                                                                    --------------    --------------

Financing Activities:
   Borrowings on revolving credit facility, net                         13,000,000        22,000,000
   Cash dividend paid                                                     (610,000)         (596,000)
   Proceeds from stock option exercises                                    488,000           123,000
   Other                                                                  (194,000)          (26,000)
                                                                    --------------    --------------
   Net cash provided by financing activities                            12,684,000        21,501,000
                                                                    --------------    --------------

Net increase in cash and cash equivalents                                4,303,000           626,000
Cash and cash equivalents at beginning of year                             214,000         4,321,000
                                                                    --------------    --------------
Cash and cash equivalents at end of period                          $    4,517,000    $    4,947,000
                                                                    ==============    ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. The October 31, 2004 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

STOCK BASED COMPENSATION

        The Company currently accounts for stock-based employee compensation using the intrinsic value method (see "New Accounting Pronouncements" below for a discussion of a recently issued pronouncement on the accounting for share-based payments, which is effective as of the Company's fourth quarter of fiscal 2005). Accordingly, compensation expense has been recorded in the accompanying condensed consolidated financial statements for any stock options granted below the fair market value of the underlying stock as of the date of grant. The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair-value recognition provisions (an alternative method) to stock-based employee compensation. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

                                                           THREE MONTHS ENDED JANUARY 31,
                                                          --------------------------------
                                                               2005              2004
                                                          --------------    --------------
Net income, as reported                                   $    4,428,000    $    3,241,000
Deduct: stock-based employee compensation expense
 determined under a fair-value method, net of tax               (324,000)         (386,000)
                                                          --------------    --------------
Pro forma net income                                      $    4,104,000    $    2,855,000
                                                          ==============    ==============
Net income per share:
  Basic - as reported                                     $          .18    $          .14
  Basic - pro forma                                       $          .17    $          .12
  Diluted - as reported                                   $          .17    $          .13
  Diluted - pro forma                                     $          .16    $          .11

NEW ACCOUNTING PRONOUNCEMENTS

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. The Statement also clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151, but does not currently believe the adoption of the Statement will have a material effect on its results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its fourth quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

In December 2004, the FASB issued Staff Position No. FAS 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP FAS No. 109-1 states that qualified production activities should be accounted for as a special deduction under SFAS No. 109 and not be treated as a rate reduction. Accordingly, the special deduction has no effect on the Company's deferred tax assets and liabilities existing as of the enactment date. The Company is currently evaluating the impact of the American Jobs Creation Act of 2004, which will allow the Company to claim a deduction from taxable income attributable to qualified domestic production activities beginning in fiscal 2006.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Statement eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e. the future cash flows of the entity are not expected to change significantly as a result of the exchange). The provisions of SFAS No. 153 are effective as of the first reporting period beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its results of operations or financial position.

2.      ACQUISITION

        In December 2004, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired substantially all of the assets and assumed certain liabilities of Connectronics, Corp. and its affiliate, Wiremax, Ltd. (collectively "Connectronics"). The results of operations of Connectronics were included in the Company's results of operations effective December 2004. The purchase price was paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements. The Company's pro forma consolidated operating results assuming Connectronics had been acquired as of the beginning of fiscal 2005 would not have been materially different from the reported results. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values. Subject to meeting certain earnings objectives during the first four years following the acquisition, the Company may be obligated to pay additional consideration of up to $3.8 million in the aggregate. Connectronics is engaged in the production of specialty high voltage interconnection devices and wire primarily for defense applications and other markets.

3.      SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                                            JANUARY 31, 2005    OCTOBER 31, 2004
                                                                            ----------------    ----------------
        Accounts receivable                                                 $     36,063,000    $     37,380,000
        Less: Allowance for doubtful accounts                                       (770,000)           (582,000)
                                                                            ----------------    ----------------
           Accounts receivable, net                                         $     35,293,000    $     36,798,000
                                                                            ================    ================

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                            JANUARY 31, 2005    OCTOBER 31, 2004
                                                                            ----------------    ----------------
        Costs incurred on uncompleted contracts                             $     13,434,000    $     14,798,000
        Estimated earnings                                                         7,536,000           8,686,000
                                                                            ----------------    ----------------
                                                                                  20,970,000          23,484,000
        Less: Billings to date                                                   (16,502,000)        (19,663,000)
                                                                            ----------------    ----------------
                                                                            $      4,468,000    $      3,821,000
                                                                            ================    ================
        Included in accompanying condensed consolidated
         balance sheets under the following captions:
           Accounts receivable, net (costs and estimated
            earnings in excess of billings)                                 $      5,015,000    $      4,612,000
           Accrued expenses and other current liabilities
            (billings in excess of costs and estimated earnings)                    (547,000)           (791,000)
                                                                            ----------------    ----------------
                                                                            $      4,468,000    $      3,821,000
                                                                            ================    ================

        Changes in prior estimates did not have a material effect on reported net income in the three months ended January 31, 2005 and 2004.

INVENTORIES

                                                                            JANUARY 31, 2005    OCTOBER 31, 2004
                                                                            ----------------    ----------------
        Finished products                                                   $     26,289,000    $     24,222,000
        Work in process                                                           10,214,000           9,597,000
        Materials, parts, assemblies and supplies                                 15,947,000          14,201,000
                                                                            ----------------    ----------------
           Total inventories                                                $     52,450,000    $     48,020,000
                                                                            ================    ================

        Inventories related to long-term contracts were not significant as of January 31, 2005 and October 31, 2004.

PROPERTY, PLANT AND EQUIPMENT

                                                                            JANUARY 31, 2005    OCTOBER 31, 2004
                                                                            ----------------    ----------------
        Land                                                                $      2,157,000    $      2,157,000
        Buildings and improvements                                                20,188,000          20,007,000
        Machinery, equipment and tooling                                          56,305,000          55,869,000
        Construction in progress                                                   1,949,000           2,239,000
                                                                            ----------------    ----------------
                                                                                  80,599,000          80,272,000
        Less: Accumulated depreciation and amortization                          (40,475,000)        (39,714,000)
                                                                            ----------------    ----------------
           Property, plant and equipment, net                               $     40,124,000    $     40,558,000
                                                                            ================    ================

        In January 2005, the Company received proceeds of $3,520,000 from the sale of a vacated building and associated land previously classified as held for sale. The $3,468,000 carrying value of the property was included within other assets in the Company's Consolidated Balance Sheet as of October 31, 2004.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company has two operating segments: the Flight Support Group (FSG) and the Electronic Technologies Group (ETG). Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2005 are as follows:

                                                                      SEGMENT
                                                          -------------------------------    CONSOLIDATED
                                                               FSG              ETG             TOTALS
                                                          --------------   --------------   --------------
          Balances as of October 31, 2004                 $  120,288,000   $   96,386,000   $  216,674,000
          Goodwill acquired during the period                         --       11,558,000       11,558,000
          Adjustments to goodwill                                 16,000               --           16,000
                                                          --------------   --------------   --------------
          Balances as of January 31, 2005                 $  120,304,000   $  107,944,000   $  228,248,000
                                                          ==============   ==============   ==============

        The goodwill acquired during the period is a result of the acquisition described in Note 2, Acquisition. Adjustments to goodwill consist primarily of contingent purchase price payments to previous owners of acquired businesses.

        Other intangible assets are recorded within other assets in the Company's Condensed Consolidated Balance Sheets. Other intangible assets subject to amortization consist primarily of licenses, non-compete covenants and patents. The gross carrying amount and accumulated amortization of other intangible assets was $2,286,000 and $301,000, respectively, as of January 31, 2005. Amortization expense of other intangible assets for the three months ended January 31, 2005 was $42,000. Amortization expense of other intangible assets for the fiscal year ending October 31, 2005 is estimated to be $217,000. Amortization expense for each of the next five fiscal years is estimated to be $226,000 in fiscal 2006, $225,000 in fiscal 2007, $225,000 in fiscal 2008,
$210,000 in fiscal 2009 and $210,000 in fiscal 2010.

5.      LONG-TERM DEBT

        Long-term debt consists of:

                                                                    JANUARY 31, 2005    OCTOBER 31, 2004
                                                                    ----------------    ----------------
          Borrowings under revolving credit facility                $     29,000,000    $     16,000,000
          Industrial Development Revenue Refunding
            Bonds - Series 1988                                            1,980,000           1,980,000
          Capital leases and equipment loans                                 135,000             149,000
                                                                    ----------------    ----------------
                                                                          31,115,000          18,129,000
          Less: Current maturities of long-term debt                         (58,000)            (58,000)
                                                                    ----------------    ----------------
                                                                    $     31,057,000    $     18,071,000
                                                                    ================    ================

        As of January 31, 2005 and October 31, 2004, the Company had a total of $29 million and $16 million, respectively, borrowed under its $120 million revolving credit facility at weighted average interest rates of 3.5% and 2.9%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2005, the Company believes it is in compliance with all such covenants.

        The interest rates on the Series 1988 industrial development revenue bonds were 1.9% and 1.8% as of January 31, 2005 and October 31, 2004, respectively.

6.      SHAREHOLDERS' EQUITY

        Changes in consolidated shareholders' equity for the three months ended January 31, 2005 are as follows:

                                                                 CLASS A       CAPITAL IN
                                                   COMMON         COMMON        EXCESS OF      RETAINED
                                                    STOCK         STOCK         PAR VALUE      EARNINGS
                                                ------------   ------------   ------------   ------------
Balances as of October 31, 2004                 $     99,000   $    143,000   $187,950,000   $ 59,210,000
Net income                                                --             --             --      4,428,000
Cash dividend ($.025 per share)                           --             --             --       (610,000)
Tax benefit from stock option exercises                   --             --      2,538,000             --
Proceeds from stock option exercises                   1,000          1,000        486,000             --
Other                                                     --          1,000          1,000          2,000
                                                ------------   ------------   ------------   ------------
Balances as of January 31, 2005                 $    100,000   $    145,000   $190,975,000   $ 63,030,000
                                                ============   ============   ============   ============

7.      RESEARCH AND DEVELOPMENT EXPENSES

        Cost of sales for the three months ended January 31, 2005 and 2004 includes approximately $2.4 million and $2.1 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

8.      RESTRUCTURING EXPENSES

        During the first quarter of fiscal 2005, the Company completed the restructuring activities initiated in fiscal 2004 within certain subsidiaries of the Flight Support Group that provide repair and overhaul services.

        The following table details the restructuring activity that occurred in fiscal 2005:

                                          MANAGEMENT       MOVING COSTS AND      CONTRACT
                                      HIRING/RELOCATION    OTHER ASSOCIATED    TERMINATION
                                      RELATED EXPENSES         EXPENSES            COSTS          TOTALS
                                      -----------------    ----------------    ------------    ------------
Balances as of October 31, 2004       $          64,000    $        111,000    $     71,000    $    246,000
Additional charges and reversals                 69,000             (47,000)             --          22,000
Cash payments                                  (133,000)            (64,000)        (71,000)       (268,000)
                                      -----------------    ----------------    ------------    ------------
Balances as of January 31, 2005       $              --    $             --    $         --    $         --
                                      =================    ================    ============    ============

9.      NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31:

                                                               THREE MONTHS ENDED JANUARY 31,
                                                               -------------------------------
                                                                    2005             2004
                                                               --------------   --------------
Numerator:
   Net income                                                  $    4,428,000   $    3,241,000
                                                               ==============   ==============

Denominator:
   Weighted average common shares outstanding - basic              24,328,337       23,745,244
   Effect of dilutive stock options                                 1,885,240        1,887,755
                                                               --------------   --------------
   Weighted average common shares outstanding - diluted            26,213,577       25,632,999
                                                               ==============   ==============

Net income per share - basic                                   $          .18   $          .14
Net income per share - diluted                                 $          .17   $          .13

Anti-dilutive stock options excluded                                  220,173          550,595

10.     OPERATING SEGMENTS

        Information on the Company's two operating segments, the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2005 and 2004, respectively, is as follows:

                                                                                           OTHER,
                                                                 SEGMENT                 PRIMARILY
                                                     -------------------------------   CORPORATE AND      CONSOLIDATED
                                                          FSG              ETG          INTERSEGMENT         TOTALS
                                                     --------------   --------------   --------------    --------------
For the three months ended January 31, 2005:
   Net sales                                         $   42,263,000   $   14,774,000   $      (56,000)   $   56,981,000
   Depreciation and amortization                          1,136,000          484,000          104,000         1,724,000
   Operating income                                       7,598,000        2,462,000       (1,399,000)        8,661,000
   Capital expenditures                                     734,000          208,000            2,000           944,000

For the three months ended January 31, 2004:
   Net sales                                         $   34,257,000   $   11,939,000   $      (45,000)   $   46,151,000
   Depreciation and amortization                          1,087,000          405,000          117,000         1,609,000
   Operating income                                       5,326,000        2,484,000       (1,237,000)        6,573,000
   Capital expenditures                                     626,000          518,000            3,000         1,147,000

        The total assets held by each operating segment as of January 31, 2005 and October 31, 2004 is as follows:

                                                                 SEGMENT                   OTHER,
                                                     -------------------------------     PRIMARILY        CONSOLIDATED
                                                          FSG              ETG           CORPORATE           TOTALS
                                                     --------------   --------------   --------------    --------------
Total assets as of January 31, 2005                  $  212,710,000   $  151,473,000   $   16,793,000    $  380,976,000
Total assets as of October 31, 2004                     212,615,000      136,860,000       14,780,000       364,255,000

11.     COMMITMENTS AND CONTINGENCIES

GUARANTEES

        The Company has arranged for standby letters of credit aggregating $1.8 million to meet the security requirement of its insurance company for potential workers' compensation claims. These letters of credit are supported by the Company's $120 million revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

        The following table sets forth the changes in the Company's product warranty liability for the three months ended January 31, 2005 and 2004, respectively:

                                                          2005          2004
                                                       ----------    ----------
          Balances as of beginning of fiscal year      $  129,000    $  633,000
          Change in estimate of warranty liability             --      (491,000)
          Accruals for warranties                         130,000        34,000
          Warranty claims settled                         (67,000)      (33,000)
                                                       ----------    ----------
          Balances as of January 31,                   $  192,000    $  143,000
                                                       ==========    ==========

        As part of the agreement to acquire an 80% interest in Sierra Microwave Technology, Inc. the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

        As part of the agreement to purchase Connectronics (see Note 2, Acquisition), the Company may be obligated to pay additional purchase consideration of up to $3.8 million in the aggregate should Connectronics meet certain earnings objectives during the first four years following the acquisition.

LITIGATION

        The Company is involved in various legal actions arising in the normal course of business. Based upon the Company's and its legal counsel's evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's results of operation or financial position.

12.     SUBSEQUENT EVENT

        In February 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired substantially all of the assets of a company that engages in the design and manufacture of power supplies for the laser industry. The purchase price was not significant to the Company's consolidated financial statements.

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

        The Company's critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain, are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended October 31, 2004.

        The Company has two operating segments: the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

RESULTS OF OPERATIONS

        The following table sets forth the results of the Company's operations, net sales and operating income by segment, and the percentage of net sales represented by the respective items in the Company's Condensed Consolidated Statements of Operations.

                                                       THREE MONTHS ENDED JANUARY 31,
                                                     ---------------------------------
                                                          2005               2004
                                                     --------------     --------------
Net sales                                            $   56,981,000     $   46,151,000
                                                     --------------     --------------
Cost of sales                                            36,701,000         30,615,000
Selling, general and administrative expenses             11,619,000          8,963,000
                                                     --------------     --------------
Total operating costs and expenses                       48,320,000         39,578,000
                                                     --------------     --------------
Operating income                                     $    8,661,000     $    6,573,000
                                                     ==============     ==============

Net sales by segment:
   Flight Support Group                              $   42,263,000     $   34,257,000
   Electronic Technologies Group                         14,774,000         11,939,000
   Intersegment sales                                       (56,000)           (45,000)
                                                     --------------     --------------
                                                     $   56,981,000     $   46,151,000
                                                     ==============     ==============
Operating income by segment:
   Flight Support Group                              $    7,598,000     $    5,326,000
   Electronic Technologies Group                          2,462,000          2,484,000
   Other, primarily corporate                            (1,399,000)        (1,237,000)
                                                     --------------     --------------
                                                     $    8,661,000     $    6,573,000
                                                     ==============     ==============

Net sales                                                     100.0%             100.0%
Gross profit                                                   35.6%              33.7%
Selling, general and administrative expenses                   20.4%              19.4%
Operating income                                               15.2%              14.2%
Interest expense                                                0.4%               0.7%
Interest income and other income (expense)                      0.1%                --
Income tax expense                                              5.1%               4.7%
Minority interests' share of income                             2.0%               1.8%
Net income                                                      7.8%               7.0%

COMPARISON OF FIRST QUARTER OF FISCAL 2005 TO FIRST QUARTER OF FISCAL 2004

Net Sales

        Net sales for the first quarter of fiscal 2005 increased by 23% to $57.0 million, as compared to net sales of $46.2 million for the first quarter of fiscal 2004. The increase in net sales reflects an increase of $8.0 million (a 23% increase) to $42.3 million in sales within the FSG, and an increase of $2.8 million (a 24% increase) to $14.8 million in sales within the ETG. The FSG's sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continued recovery within the commercial airline industry, as well as increased sales of new products. The ETG's sales increase reflects the acquisition of Connectronics (see Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements) and increased demand for certain products.

Gross Profits and Operating Expenses

        The Company's gross profit margin improved to 35.6% for the first quarter of fiscal 2005 as compared to 33.7% for the first quarter of fiscal 2004, reflecting higher margins within the FSG offset by a decrease in the ETG margin. The FSG's gross profit margin increase was due principally to improved operating efficiencies within the FSG. The ETG's gross profit margin decrease was primarily due to lower sales of higher margin products. Consolidated cost of sales for the first quarter of fiscal 2005 and 2004 includes approximately
$2.4 million and $2.1 million, respectively, of new product research and development expenses.

        SG&A expenses were $11.6 million and $9.0 million for the first quarter of fiscal 2005 and fiscal 2004, respectively. The increase in SG&A expenses is mainly due to higher sales within the FSG and ETG. As a percentage of net sales, SG&A expenses increased to 20.4% for the first quarter of fiscal 2005 compared to 19.4% for the first quarter of fiscal 2004 primarily as a result of higher personnel costs.

Operating Income

        Operating income of $8.7 million for the first quarter of fiscal 2005 was 32% higher than operating income of $6.6 million for the first quarter of fiscal 2004. The improvement in operating income reflects a $2.3 million increase in operating income of the FSG from $5.3 million for the first quarter of fiscal 2004 to $7.6 million for the first quarter to fiscal 2005 partially offset by a $0.2 million increase in Corporate expenses. Operating income of the ETG was $2.5 million for both the first quarter of fiscal 2005 and 2004. As a percentage of net sales, operating income increased from 14.2% in the first quarter of fiscal 2004 to 15.2% in the first quarter of fiscal 2005. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 15.5% in the first quarter of fiscal 2004 to 18.0% in the first quarter of fiscal 2005 and a decrease in the ETG's operating income as a percentage of net sales from 20.8% in the first quarter of fiscal 2004 to 16.7% in the first quarter of fiscal 2005. The increase in the FSG's operating income as a percentage of net sales reflects the improved gross margins discussed previously. The decrease in the ETG's operating income as a percentage of net sales reflects the decreased gross margins discussed previously.

Interest Expense

        Interest expense decreased to $233,000 in the first quarter of fiscal 2005 from $331,000 in the first quarter of fiscal 2004. The decrease was principally due to a lower weighted average balance outstanding under the revolving credit facility in the first quarter of fiscal 2005, partially offset by higher interest rates.

Interest and Other Income (Expense)

        Interest and other income (expense) in the first quarter of fiscal 2005 and fiscal 2004 were not material.

Minority Interests' Share of Income

        Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra Microwave Technology, LLC. The increase from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 was primarily attributable to higher earnings of the FSG.

Net Income

        The Company's net income was $4.4 million, or $0.17 per diluted share, for the first quarter of fiscal 2005 compared to $3.2 million, or $0.13 per diluted share, for the first quarter of fiscal 2004 reflecting the increased operating income referenced above.

OUTLOOK

        The Company reported increased sales in its two business segments reflecting both organic growth and growth through acquisitions. The Company believes that the FSG's operating margins will continue to show year over year improvement during the balance of fiscal 2005 while operating margins in the ETG are expected to return to levels approximating those experienced in fiscal 2004.

        Based on the current strengthening of the markets in which the Company participates and the Company's continued success in introducing new products and services, the Company continues to target growth in fiscal 2005 sales and net income over fiscal 2004 results.

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

Operating Activities

        Net cash provided by operating activities was $4.0 million for the first three months of fiscal 2005, consisting primarily of net income of $4.4 million, a tax benefit on stock option exercises of $2.5 million, depreciation and amortization of $1.7 million, minority interests' share of income of consolidated subsidiaries of $1.1 million, a deferred income tax provision of $1.1 million, and an increase in net operating assets of $6.9 million. The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects the payment of income taxes that were accrued as of October 31, 2004 and a higher investment in inventories required to meet increased sales demand and associated with new product offerings. Net cash provided by operating activities decreased from $7.7 million for the first three months of fiscal 2004 principally as a result of the increase in net operating assets referenced above.

Investing Activities

        Net cash used in investing activities during the first three months of fiscal 2005 related primarily to acquisitions and related costs (principally Connectronics) of $14.7 million and capital expenditures totaling $0.9 million, partially offset by proceeds of $3.5 million from the sale of a building held for sale (see Note 3, Selected Financial Statement Information - Property, Plant and Equipment).

Financing Activities

        Net cash provided by financing activities during the first three months of fiscal 2005 primarily related to net borrowings of $13.0 million on the Company's revolving credit facility and proceeds from stock option exercises of $0.5 million, partially offset by the payment of $0.6 million in cash dividends on the Company's common stock. The net borrowings on the revolving credit facility reflect $19.0 million borrowed to fund the Connectronics acquisition, to make required income tax payments and for other working capital needs, net of repayments of $6.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company has arranged for standby letters of credit aggregating
$1.8 million to meet the
security requirement of its insurance company for potential workers' compensation claims. These letters of credit are supported by the Company's $120 million revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

        As part of the agreement to acquire an 80% interest in Sierra Microwave Technology, Inc., the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

        As part of the agreement to purchase Connectronics (See Note 2, Acquisition), the Company may be obligated to pay additional purchase consideration of up to $3.8 million in the aggregate should Connectronics meet certain earnings objectives during the first four years following the acquisition.

NEW ACCOUNTING PRONOUNCEMENTS

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. The Statement also clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151, but does not currently believe the adoption of the Statement will have a material effect on its results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its fourth quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

        In December 2004, the FASB issued Staff Position No. FAS 109-1
("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP FAS No. 109-1 states that qualified production activities should be accounted for as a special deduction under SFAS No. 109 and not be treated as a rate reduction. Accordingly, the special deduction has no effect on the Company's deferred tax assets and liabilities existing as of the enactment date. The Company is currently evaluating the impact of the American Jobs Creation Act of 2004, which will allow the Company to claim a deduction from taxable income attributable to qualified domestic production activities beginning in fiscal 2006.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Statement eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e. the future cash flows of the entity are not expected to change significantly as a result of the exchange). The provisions of SFAS No. 153 are effective as of the first reporting period beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its results of operations or financial position.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statement contained herein that are not clearly historical in nature may be forward-looking and the words "believe," "expect," "estimate" and similar expressions are generally intended to identify forward looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those statements. Factors that could cause such differences, but are not limited to: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause and increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense or space spending by U.S. and/or foreign customers, or competition from existing and new competitors, which could reduce our sales; HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aviation, defense, space and electronics industries, which could negatively impact our costs and revenues; and HEICO's ability to maintain effective internal controls, which could adversely affect our business and the market price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

        Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of January 31, 2005, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $106,000 on an annual basis.

                         ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and its Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

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

                           PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first quarter of fiscal 2005.

ITEM 6.    EXHIBITS

           EXHIBIT       DESCRIPTION
           -------       ------------------------------------------------
            31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief
                         Executive Officer. *

            31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

            32.1         Section 1350 Certification of Chief Executive
                         Officer. **

            32.2         Section 1350 Certification of Chief Financial
                         Officer. **

           ---------------
           *    Filed herewith.
           **   Furnished herewith.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HEICO CORPORATION

Date: March 1, 2005                         By:  /s/ THOMAS S. IRWIN
                                                 -------------------------------
                                                 Thomas S. Irwin
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      ------------------------------------------------------------------
 31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

 31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

 32.1        Section 1350 Certification of Chief Executive Officer.

 32.2        Section 1350 Certification of Chief Financial Officer.