Form 10-Q
period 2005-04-30
HEICO CORP
filed 2005-06-03
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended April 30, 2005 or

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

                               Yes  [X]       No [ ]

        The number of shares outstanding of each of the registrant's classes of common stock as of May 31, 2005:

        Common Stock, $.01 par value            9,989,670 shares
        Class A Common Stock, $.01 par value   14,481,580 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                as of April 30, 2005 and October 31, 2004................................................2

               Condensed Consolidated Statements of Operations (unaudited)
                for the six months and three months ended April 30, 2005 and 2004........................3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                for the six months ended April 30, 2005 and 2004.........................................4

               Notes to Condensed Consolidated Financial Statements (unaudited)..........................5

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................................14

     Item 3.   Quantitative and Qualitative Disclosures about Market Risks..............................24

     Item 4.   Controls and Procedures..................................................................25

PART II.  OTHER INFORMATION:

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..............................26

     Item 4    Submission of Matters to a Vote of Security Holders......................................26

     Item 6.   Exhibits.................................................................................27

SIGNATURE...............................................................................................28

                      PART I. ITEM 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                                 APRIL 30, 2005   OCTOBER 31, 2004
                                                                                 --------------   ----------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                      $    2,449,000   $        214,000
  Accounts receivable, net                                                           42,892,000         36,798,000
  Inventories                                                                        54,470,000         48,020,000
  Prepaid expenses and other current assets                                           3,460,000          3,208,000
  Deferred income taxes                                                               6,214,000          5,672,000
                                                                                 --------------   ----------------
    Total current assets                                                            109,485,000         93,912,000

Property, plant and equipment, net                                                   40,614,000         40,558,000
Goodwill                                                                            232,303,000        216,674,000
Other assets                                                                         10,920,000         13,111,000
                                                                                 --------------   ----------------
    Total assets                                                                 $  393,322,000   $    364,255,000
                                                                                 ==============   ================
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                           $       58,000   $         58,000
  Trade accounts payable                                                              8,758,000          7,969,000
  Accrued expenses and other current liabilities                                     22,627,000         20,244,000
  Income taxes payable                                                                3,035,000          3,771,000
                                                                                 --------------   ----------------
    Total current liabilities                                                        34,478,000         32,042,000

Long-term debt, net of current maturities                                            27,042,000         18,071,000
Deferred income taxes                                                                18,155,000         16,262,000
Other non-current liabilities                                                         6,573,000          5,834,000
                                                                                 --------------   ----------------
    Total liabilities                                                                86,248,000         72,209,000
                                                                                 --------------   ----------------
Minority interests in consolidated subsidiaries                                      46,759,000         44,644,000
                                                                                 --------------   ----------------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized;
   300,000 shares designated as Series B Junior Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred
   Stock; none issued                                                                        --                 --
  Common Stock, $.01 par value per share; 30,000,000 shares authorized;
   9,985,370 and 9,898,451 shares issued and outstanding, respectively                  100,000             99,000
  Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 14,471,680 and 14,325,304 shares issued and outstanding,
   respectively                                                                         145,000            143,000
  Capital in excess of par value                                                    191,330,000        187,950,000
  Retained earnings                                                                  68,740,000         59,210,000
                                                                                 --------------   ----------------
    Total shareholders' equity                                                      260,315,000        247,402,000
                                                                                 --------------   ----------------
    Total liabilities and shareholders' equity                                   $  393,322,000   $    364,255,000
                                                                                 ==============   ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                            SIX MONTHS ENDED APRIL 30,         THREE MONTHS ENDED APRIL 30,
                                                        ---------------------------------   ---------------------------------
                                                             2005              2004              2005              2004
                                                        ---------------   ---------------   ---------------   ---------------
Net sales                                               $   123,954,000   $    98,944,000   $    66,973,000   $    52,793,000
                                                        ---------------   ---------------   ---------------   ---------------
Operating costs and expenses:
  Cost of sales                                              78,629,000        64,694,000        41,928,000        34,079,000
  Selling, general and administrative expenses               25,231,000        19,505,000        13,612,000        10,542,000
                                                        ---------------   ---------------   ---------------   ---------------
Total operating costs and expenses                          103,860,000        84,199,000        55,540,000        44,621,000
                                                        ---------------   ---------------   ---------------   ---------------
Operating income                                             20,094,000        14,745,000        11,433,000         8,172,000
Interest expense                                               (533,000)         (632,000)         (300,000)         (301,000)
Interest and other income                                        80,000             2,000            44,000             4,000
                                                        ---------------   ---------------   ---------------   ---------------
Income before income taxes and minority interests            19,641,000        14,115,000        11,177,000         7,875,000
Income tax expense                                            7,136,000         4,856,000         4,213,000         2,701,000
                                                        ---------------   ---------------   ---------------   ---------------
Income before minority interests                             12,505,000         9,259,000         6,964,000         5,174,000
Minority interests' share of income                           2,364,000         1,910,000         1,251,000         1,066,000
                                                        ---------------   ---------------   ---------------   ---------------
Net income                                              $    10,141,000   $     7,349,000   $     5,713,000   $     4,108,000
                                                        ===============   ===============   ===============   ===============
Net income per share:
  Basic                                                 $           .42   $           .31   $           .23   $           .17
  Diluted                                               $           .39   $           .29   $           .22   $           .16

Weighted average number of common shares outstanding:
  Basic                                                      24,387,667        23,896,675        24,446,997        24,048,105
  Diluted                                                    26,236,782        25,687,039        26,259,988        25,741,078

Cash dividend per share                                 $          .025   $          .025   $            --   $            --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                          SIX MONTHS ENDED APRIL 30,
                                                                       ---------------------------------
                                                                            2005              2004
                                                                       ---------------   ---------------
Operating Activities:
  Net income                                                           $    10,141,000   $     7,349,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                            3,503,000         3,415,000
    Deferred income tax provision                                            1,351,000         1,716,000
    Minority interests' share of income                                      2,364,000         1,910,000
    Tax benefit from stock option exercises                                  2,580,000         1,258,000
    Changes in assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                       (3,989,000)       (1,198,000)
      (Increase) decrease in inventories                                    (4,471,000)        2,418,000
      Increase in prepaid expenses and other current assets                   (237,000)         (439,000)
      Increase (decrease) in trade accounts payables, accrued
       expenses and other current liabilities                                  790,000          (522,000)
      (Decrease) increase in income taxes payable                             (736,000)        1,135,000
      Other                                                                    203,000          (297,000)
                                                                       ---------------   ---------------
  Net cash provided by operating activities                                 11,499,000        16,745,000
                                                                       ---------------   ---------------
Investing Activities:
  Acquisitions and related costs, net of cash acquired                     (18,419,000)      (27,581,000)
  Capital expenditures                                                      (3,029,000)       (2,589,000)
  Proceeds from sale of building held for sale                               3,520,000                --
  Other                                                                       (251,000)         (371,000)
                                                                       ---------------   ---------------
  Net cash used in investing activities                                    (18,179,000)      (30,541,000)
                                                                       ---------------   ---------------
Financing Activities:
  Borrowings on revolving credit facility                                   22,000,000        27,000,000
  Payments on revolving credit facility                                    (13,000,000)      (15,000,000)
  Cash dividend paid                                                          (610,000)         (596,000)
  Proceeds from stock option exercises                                         801,000           684,000
  Other                                                                       (276,000)          832,000
                                                                       ---------------   ---------------
  Net cash provided by financing activities                                  8,915,000        12,920,000
                                                                       ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                         2,235,000          (876,000)
Cash and cash equivalents at beginning of year                                 214,000         4,321,000
                                                                       ---------------   ---------------
Cash and cash equivalents at end of period                             $     2,449,000   $     3,445,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. The October 31, 2004 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

STOCK BASED COMPENSATION

        The Company currently accounts for stock-based employee compensation using the intrinsic value method (see "New Accounting Pronouncements" below for a discussion of a recently issued pronouncement on the accounting for share-based payments, which is effective as of the Company's first quarter of fiscal 2006). Accordingly, compensation expense has been recorded in the accompanying condensed consolidated financial statements for any stock options granted below the fair market value of the underlying stock as of the date of grant. The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair-value recognition provisions (an alternative method) to stock-based employee compensation. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

                                                       SIX MONTHS ENDED APRIL 30,         THREE MONTHS ENDED APRIL 30,
                                                   ---------------------------------   ---------------------------------
                                                        2005              2004              2005              2004
                                                   ---------------   ---------------   ---------------   ---------------
Net income, as reported                            $    10,141,000   $     7,349,000   $     5,713,000   $     4,108,000
Add: Stock-based employee compensation
 expense included in reported net income, net
 of tax                                                      1,000             1,000             1,000             1,000
Deduct: Stock-based employee compensation
 expense determined under a fair-value method,
 net of tax                                               (622,000)         (777,000)         (298,000)         (391,000)
                                                   ---------------   ---------------   ---------------   ---------------
Pro forma net income                               $     9,520,000   $     6,573,000   $     5,416,000   $     3,718,000
                                                   ===============   ===============   ===============   ===============
Net income per share:
  Basic - as reported                              $           .42   $           .31   $           .23   $           .17
  Basic - pro forma                                $           .39   $           .28   $           .22   $           .15

  Diluted - as reported                            $           .39   $           .29   $           .22   $           .16
  Diluted - pro forma                              $           .36   $           .26   $           .21   $           .14

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

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide public companies with its interpretive guidance in applying the provisions of SFAS No. 123(R). SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective for fiscal years beginning after June 15, 2005; therefore, the Company plans to adopt the new requirements in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and guidance in SAB 107 and has not yet determined the impact that SFAS No. 123(R) and SAB 107 will have on its results of operations or financial position.

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

        In February 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired substantially all of the assets and assumed certain liabilities of Lumina Power, Inc. ("Lumina"). The results of operations of Lumina were included in the Company's results of operations effective February 2005. Subject to meeting certain product line-related earnings objectives during the fourth and fifth years following the acquisition, the Company may be obligated to pay additional consideration after the fifth year, which is currently estimated to total up to $2.3 million. Lumina is engaged in the design and manufacture of power supplies for the laser industry.

        The acquisitions of Connectronics and Lumina were accounted for using the purchase method of accounting. The purchase price of each acquisition was paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements. The Company's pro forma consolidated operating results assuming Connectronics and Lumina had been acquired as of the beginning of fiscal 2005 would not have been materially different from the reported results. The allocation of the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

3.      SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                                   APRIL 30, 2005    OCTOBER 31, 2004
                                                                  ----------------   ----------------
        Accounts receivable                                       $     43,724,000   $     37,380,000
        Less: Allowance for doubtful accounts                             (832,000)          (582,000)
                                                                  ----------------   ----------------
          Accounts receivable, net                                $     42,892,000   $     36,798,000
                                                                  ================   ================

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                   APRIL 30, 2005    OCTOBER 31, 2004
                                                                  ----------------   ----------------
        Costs incurred on uncompleted contracts                   $     14,128,000   $     14,798,000
        Estimated earnings                                               7,268,000          8,686,000
                                                                  ----------------   ----------------
                                                                        21,396,000         23,484,000
        Less: Billings to date                                         (16,791,000)       (19,663,000)
                                                                  ----------------   ----------------
                                                                  $      4,605,000   $      3,821,000
                                                                  ================   ================
        Included in accompanying condensed consolidated
         balance sheets under the following captions:
          Accounts receivable, net (costs and estimated
           earnings in excess of billings)                        $      4,883,000   $      4,612,000
          Accrued expenses and other current liabilities
           (billings in excess of costs and estimated earnings)           (278,000)          (791,000)
                                                                  ----------------   ----------------
                                                                  $      4,605,000   $      3,821,000
                                                                  ================   ================

        Changes in prior estimates did not have a material effect on net income or diluted net income per share in the six months and three months ended April 30, 2005 and 2004.

INVENTORIES

                                                                   APRIL 30, 2005    OCTOBER 31, 2004
                                                                  ----------------   ----------------
        Finished products                                         $     20,936,000   $     19,838,000
        Work in process                                                 11,241,000          9,597,000
        Materials, parts, assemblies and supplies                       22,293,000         18,585,000
                                                                  ----------------   ----------------
          Total inventories                                       $     54,470,000   $     48,020,000
                                                                  ================   ================

        Inventories related to long-term contracts were not significant as of April 30, 2005 and October 31, 2004.

        During the second quarter of fiscal 2005, the Company reclassified certain inventory (with a carrying value of $4.5 million) within one of its repair and overhaul subsidiaries from Finished Products to Materials, Parts, Assemblies and Supplies based on a review of how the inventory is utilized in its operations. Inventory balances as of October 31, 2004 (also with a carrying value of $4.5 million) have been reclassified to conform to the current year presentation.

PROPERTY, PLANT AND EQUIPMENT

                                                                   APRIL 30, 2005    OCTOBER 31, 2004
                                                                  ----------------   ----------------
        Land                                                      $      2,157,000   $      2,157,000
        Buildings and improvements                                      20,272,000         20,007,000
        Machinery, equipment and tooling                                55,501,000         55,869,000
        Construction in progress                                         2,971,000          2,239,000
                                                                  ----------------   ----------------
                                                                        80,901,000         80,272,000
        Less: Accumulated depreciation and amortization                (40,287,000)       (39,714,000)
                                                                  ----------------   ----------------
          Property, plant and equipment, net                      $     40,614,000   $     40,558,000
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

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company has two operating segments: the Flight Support Group (FSG) and the Electronic Technologies Group (ETG). Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2005 are as follows:

                                                                                SEGMENT
                                                                  -----------------------------------     CONSOLIDATED
                                                                        FSG                ETG               TOTALS
                                                                  ----------------   ----------------   ----------------
        Balances as of October 31, 2004                           $    120,288,000   $     96,386,000   $    216,674,000
        Goodwill acquired during the period                                     --         15,036,000         15,036,000
        Adjustments to goodwill                                            593,000                 --            593,000
                                                                  ----------------   ----------------   ----------------
        Balances as of April 30, 2005                             $    120,881,000   $    111,422,000   $    232,303,000
                                                                  ================   ================   ================

        The goodwill acquired during the period is a result of the acquisitions described in Note 2, Acquisitions. Adjustments to goodwill consist primarily of contingent purchase price payments to previous owners of acquired businesses.

        Other intangible assets are recorded within other assets in the Company's Condensed Consolidated Balance Sheets. Other intangible assets subject to amortization consist primarily of non-compete agreements, licenses, and patents. The gross carrying amount and accumulated amortization of other intangible assets was $2,489,000 and $367,000, respectively, as of April 30, 2005. Amortization expense of other intangible assets for the six months and three months ended April 30, 2005 was $118,000 and $76,000 respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2005 is estimated to be $258,000. Amortization expense for each of the next five fiscal years is estimated to be $266,000 in fiscal 2006, $266,000 in fiscal 2007, $266,000 in fiscal 2008, $252,000 fiscal 2009 and $215,000 in fiscal 2010.

5.      LONG-TERM DEBT

        Long-term debt consists of:

                                                                   APRIL 30, 2005    OCTOBER 31, 2004
                                                                  ----------------   ----------------
        Borrowings under revolving credit facility                $     25,000,000   $     16,000,000
        Industrial Development Revenue Refunding
         Bonds - Series 1988                                             1,980,000          1,980,000
        Capital leases and equipment loans                                 120,000            149,000
                                                                  ----------------   ----------------
                                                                        27,100,000         18,129,000
        Less: Current maturities of long-term debt                         (58,000)           (58,000)
                                                                  ----------------   ----------------
                                                                  $     27,042,000   $     18,071,000
                                                                  ================   ================

        As of April 30, 2005 and October 31, 2004, the Company had a total of $25 million and $16 million, respectively, borrowed under its $120 million revolving credit facility at weighted average interest rates of 4.0% and 2.9%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2005, the Company believes it is in compliance with all such covenants.

        The interest rates on the Series 1988 industrial development revenue bonds were 3.1% and 1.8% as of April 30, 2005 and October 31, 2004, respectively.

6.      SHAREHOLDERS' EQUITY

        Changes in consolidated shareholders' equity for the six months ended April 30, 2005 are as follows:

                                                                                   CAPITAL IN
                                                                  CLASS A          EXCESS OF           RETAINED
                                            COMMON STOCK       COMMON STOCK        PAR VALUE           EARNINGS
                                          ----------------   ----------------   ----------------   ----------------
Balances as of October 31, 2004           $         99,000   $        143,000   $    187,950,000   $     59,210,000
Net income                                              --                 --                 --         10,141,000
Cash dividend ($.025 per share)                         --                 --                 --           (610,000)
Tax benefit from stock option exercises                 --                 --          2,580,000                 --
Proceeds from stock option exercises                 1,000              1,000            799,000                 --
Other                                                   --              1,000              1,000             (1,000)
                                          ----------------   ----------------   ----------------   ----------------
Balances as of April 30, 2005             $        100,000   $        145,000   $    191,330,000   $     68,740,000
                                          ================   ================   ================   ================

7.      RESEARCH AND DEVELOPMENT EXPENSES

        Cost of sales for the six months ended April 30, 2005 and 2004 includes approximately $5.3 million and $4.5 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

8.      RESTRUCTURING EXPENSES

        During the first quarter of fiscal 2005, the Company completed the restructuring activities initiated in fiscal 2004 within certain subsidiaries of the Flight Support Group that provide repair and overhaul services.

        The following table details the restructuring activity that occurred in fiscal 2005:

                                             MANAGEMENT      MOVING COSTS AND       CONTRACT
                                         HIRING/RELOCATION   OTHER ASSOCIATED     TERMINATION
                                         RELATED EXPENSES        EXPENSES            COSTS              TOTALS
                                         -----------------   ----------------   ----------------   ----------------
Balances as of October 31, 2004          $          64,000   $        111,000   $         71,000   $        246,000
Additional charges and reversals                    69,000            (47,000)                --             22,000
Cash payments                                     (133,000)           (64,000)           (71,000)          (268,000)
                                         -----------------   ----------------   ----------------   ----------------
Balances as of April 30, 2005            $              --   $             --   $             --   $             --
                                         =================   ================   ================   ================

9.      NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the six months and three months ended April 30:

                                                            SIX MONTHS ENDED APRIL 30,          THREE MONTHS ENDED APRIL 30,
                                                         ---------------------------------   ---------------------------------
                                                              2005              2004              2005              2004
                                                         ---------------   ---------------   ---------------   ---------------
Numerator:
  Net income                                             $    10,141,000   $     7,349,000   $     5,713,000   $     4,108,000
                                                         ===============   ===============   ===============   ===============
Denominator:
  Weighted average common shares outstanding - basic          24,387,667        23,896,675        24,446,997        24,048,105
  Effect of dilutive stock options                             1,849,115         1,790,364         1,812,991         1,692,973
                                                         ---------------   ---------------   ---------------   ---------------
  Weighted average common shares outstanding - diluted        26,236,782        25,687,039        26,259,988        25,741,078
                                                         ===============   ===============   ===============   ===============
Net income per share - basic                             $           .42   $           .31   $           .23   $           .17
Net income per share - diluted                           $           .39   $           .29   $           .22   $           .16

Anti-dilutive stock options excluded                             218,010           569,817           215,846           589,039

10.     OPERATING SEGMENTS

        Information on the Company's two operating segments, the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the six months and three months ended April 30, 2005 and 2004, respectively, is as follows:

                                                                                                 OTHER,
                                                                      SEGMENT                   PRIMARILY
                                                         ---------------------------------    CORPORATE AND     CONSOLIDATED
                                                               FSG               ETG          INTERSEGMENT         TOTALS
                                                         ---------------   ---------------   ---------------   ---------------
For the six months ended April 30, 2005:
  Net sales                                              $    88,316,000   $    35,761,000   $      (123,000)  $   123,954,000
  Depreciation and amortization                                2,252,000         1,035,000           216,000         3,503,000
  Operating income                                            16,467,000         6,681,000        (3,054,000)       20,094,000
  Capital expenditures                                         2,469,000           545,000            15,000         3,029,000

For the six months ended April 30, 2004:
  Net sales                                              $    71,967,000   $    27,082,000   $      (105,000)  $    98,944,000
  Depreciation and amortization                                2,345,000           844,000           226,000         3,415,000
  Operating income                                            11,338,000         6,187,000        (2,780,000)       14,745,000
  Capital expenditures                                         1,535,000         1,051,000             3,000         2,589,000

For the three months ended April 30, 2005:
  Net sales                                              $    46,053,000   $    20,987,000   $       (67,000)  $    66,973,000
  Depreciation and amortization                                1,116,000           551,000           112,000         1,779,000
  Operating income                                             8,869,000         4,219,000        (1,655,000)       11,433,000
  Capital expenditures                                         1,735,000           337,000            13,000         2,085,000

For the three months ended April 30, 2004:
  Net sales                                              $    37,710,000   $    15,143,000   $       (60,000)  $    52,793,000
  Depreciation and amortization                                1,258,000           439,000           109,000         1,806,000
  Operating income                                             6,012,000         3,703,000        (1,543,000)        8,172,000
  Capital expenditures                                           909,000           533,000                --         1,442,000

        The total assets held by each operating segment as of April 30, 2005 and October 31, 2004 is as follows:

                                                                      SEGMENT                    OTHER,
                                                         ---------------------------------      PRIMARILY       CONSOLIDATED
                                                               FSG               ETG            CORPORATE          TOTALS
                                                         ---------------   ---------------   ---------------   ---------------
Total assets as of April 30, 2005                        $   217,193,000   $   160,408,000   $    15,721,000   $   393,322,000
Total assets as of October 31, 2004                          212,615,000       136,860,000        14,780,000       364,255,000

11.     COMMITMENTS AND CONTINGENCIES

GUARANTEES

        The Company has arranged for standby letters of credit aggregating $1.8 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through a $0.2 million letter of credit expiring December 2005. These letters of credit are supported by the Company's $120 million revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

        Changes in the Company's product warranty liability for the six months ended April 30, 2005 and 2004, respectively, are as follows:

                                                         2005          2004
                                                      -----------   -----------
          Balances as of beginning of fiscal year     $   129,000   $   633,000
          Changes in estimate of warranty liability            --      (491,000)
          Accruals for warranties                         262,000        63,000
          Warranty claims settled                        (105,000)      (50,000)
                                                      -----------   -----------
          Balances as of April 30,                    $   286,000   $   155,000
                                                      ===========   ===========

        As part of the agreement to acquire an 80% interest in Sierra Microwave Technology, Inc. the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

        As part of the agreement to purchase Connectronics (see Note 2, Acquisitions), the Company may be obligated to pay additional purchase consideration of up to $3.8 millions in the aggregate should Connectronics meet certain earnings objectives during the first four years following the acquisition.

        As part of the agreement to purchase Lumina (see Note 2, Acquisitions), the Company may be obligated to pay additional purchase consideration currently estimated to total up to $2.3 million should Lumina meet certain product line-related earnings objectives during the fourth and fifth years following the acquisition.

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

                                                     SIX MONTHS ENDED APRIL 30,           THREE MONTHS ENDED APRIL 30,
                                                 -----------------------------------   -----------------------------------
                                                       2005               2004               2005               2004
                                                 ----------------   ----------------   ----------------   ----------------
Net sales                                        $    123,954,000   $     98,944,000   $     66,973,000   $     52,793,000
                                                 ----------------   ----------------   ----------------   ----------------
Cost of sales                                          78,629,000         64,694,000         41,928,000         34,079,000
Selling, general and administrative expenses           25,231,000         19,505,000         13,612,000         10,542,000
                                                 ----------------   ----------------   ----------------   ----------------
Total operating costs and expenses                    103,860,000         84,199,000         55,540,000         44,621,000
                                                 ----------------   ----------------   ----------------   ----------------
Operating income                                 $     20,094,000   $     14,745,000   $     11,433,000   $      8,172,000
                                                 ================   ================   ================   ================
Net sales by segment:
  Flight Support Group                           $     88,316,000   $     71,967,000   $     46,053,000   $     37,710,000
  Electronic Technologies Group                        35,761,000         27,082,000         20,987,000         15,143,000
  Intersegment sales                                     (123,000)          (105,000)           (67,000)           (60,000)
                                                 ----------------   ----------------   ----------------   ----------------
                                                 $    123,954,000   $     98,944,000   $     66,973,000   $     52,793,000
                                                 ================   ================   ================   ================
Operating income by segment:
  Flight Support Group                           $     16,467,000   $     11,338,000   $      8,869,000   $      6,012,000
  Electronic Technologies Group                         6,681,000          6,187,000          4,219,000          3,703,000
  Other, primarily corporate                           (3,054,000)        (2,780,000)        (1,655,000)        (1,543,000)
                                                 ----------------   ----------------   ----------------   ----------------
                                                 $     20,094,000   $     14,745,000   $     11,433,000   $      8,172,000
                                                 ================   ================   ================   ================
Net sales                                                   100.0%             100.0%             100.0%             100.0%
Gross profit                                                 36.6%              34.6%              37.4%              35.4%
Selling, general and administrative expenses                 20.4%              19.7%              20.3%              20.0%
Operating income                                             16.2%              14.9%              17.1%              15.5%
Interest expense                                              0.4%               0.6%               0.4%               0.6%
Interest and other income                                     0.1%                 -                0.1%                 -
Income tax expense                                            5.8%               4.9%               6.3%               5.1%
Minority interests' share of income                           1.9%               1.9%               1.9%               2.0%
Net income                                                    8.2%               7.4%               8.5%               7.8%

COMPARISON OF FIRST SIX MONTHS OF FISCAL 2005 TO FIRST SIX MONTHS OF FISCAL 2004

Net Sales

        Net sales for the first six months of fiscal 2005 increased by 25.3% to $124.0 million, as compared to net sales of $98.9 million for the first six months of fiscal 2004. The increase in net sales reflects an increase of $16.3 million (a 22.7% increase) to $88.3 million in net sales within the FSG, and an increase of $8.7 million (a 32.0% increase) to $35.8 million in net sales within the ETG. The FSG's net sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continued recovery within the commercial airline industry, as well as increased sales of new products. The ETG's net sales increase reflects the acquisition of Connectronics and Lumina (see Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements) and organic growth of approximately 10% reflecting increased demand for certain products.

        The Company's net sales for the first six months of fiscal 2005 by market approximated 67% from the commercial aviation industry, 21% from the defense and space industries and 12% from other industrial markets including medical, electronics and telecommunications. Net sales in fiscal 2004 by market approximated 65% from the commercial aviation industry, 23% from the defense and space industries and 12% from other markets.

Gross Profit and Operating Expenses

        The Company's gross profit margin improved to 36.6% for the first six months of fiscal 2005 as compared to 34.6% for the first six months of fiscal 2004, reflecting higher margins within the FSG offset by a decrease in the ETG margin. The FSG's gross profit margin increase was due principally to improved operating efficiencies within the FSG, lower new product research and development expenses as a percentage of net sales and lower charges related to excess or slow-moving inventory. The ETG's gross profit margin decrease was primarily due to lower sales of higher margin products and higher new product research and development expenses as a percentage of net sales. Consolidated cost of sales for the first six months of fiscal 2005 and 2004 includes approximately $5.3 million and $4.5 million, respectively, of new product research and development expenses.

        SG&A expenses were $25.2 million and $19.5 million for the first six months of fiscal 2005 and fiscal 2004, respectively. As a percentage of net sales, SG&A expenses increased to 20.4% for the first six months of fiscal 2005 compared to 19.7% for the first six months of fiscal 2004. The increase in SG&A expenses and SG&A expenses as a percentage of net sales is mainly due to the increase in operating costs, principally personnel related, associated with the increase in net sales discussed above.

Operating Income

        Operating income of $20.1 million for the first six months of fiscal 2005 was 36.3% higher than operating income of $14.7 million for the first six months of fiscal 2004. The improvement in operating income reflects a $5.1 million increase in operating income of the FSG from $11.3 million for the first six months of fiscal 2004 to $16.5 million for the first six months to fiscal 2005. Operating income of the ETG increased $0.5 million from $6.2 million for the first six months of fiscal 2004 to $6.7 million for the first six months of fiscal 2005. As a percentage of net sales, operating income increased from 14.9% in the first six months of fiscal 2004 to 16.2% in the first six months of fiscal 2005. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 15.8% in the first six months of fiscal 2004 to 18.6% in the first six months of fiscal 2005 and a decrease in the ETG's operating income as a percentage of net sales from 22.8% in the first six months of fiscal 2004 to 18.7% in the first six months of fiscal 2005. The increase in the FSG's operating income as a percentage of net sales reflects the improved gross margins discussed previously. The decrease in the ETG's operating income as a percentage of net sales reflects the decreased gross margins discussed previously.

Interest Expense

        Interest expense decreased to $533,000 in the first six months of fiscal 2005 from $632,000 in the first six months of fiscal 2004. The decrease was principally due to a lower weighted average balance outstanding under the revolving credit facility in the first six months of fiscal 2005, partially offset by higher interest rates.

Interest and Other Income

        Interest and other income in the first six months of fiscal 2005 and fiscal 2004 were not material.

Income Tax Expense

        The Company's effective tax rate for the first six months of fiscal 2005 increased to 36.3% from 34.4% for the first six months of fiscal 2004. The increase is due to a lower amount of the minority interests' share of income excluded from our consolidated income subject to federal income taxes, a reduction in the tax benefit on export sales under the federal Extraterritorial Income Exclusion provisions that begin phasing out in fiscal 2005 and higher state taxes principally related to recent acquisitions.

Minority Interests' Share of Income

        Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra Microwave Technology, LLC. The increase from the first six months of fiscal 2004 to the first six months of fiscal 2005 was primarily attributable to higher earnings of the FSG.

Net Income

        The Company's net income was $10.1 million, or $.39 per diluted share, for the first six months of fiscal 2005 compared to $7.3 million, or $.29 per diluted share, for the first six months of fiscal 2004 reflecting the increased operating income referenced above.

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

COMPARISON OF SECOND QUARTER OF FISCAL 2005 TO SECOND QUARTER OF FISCAL 2004

Net Sales

        Net sales for the second quarter of fiscal 2005 increased by 26.9% to $67.0 million, as compared to net sales of $52.8 million for the second quarter of fiscal 2004. The increase in net sales reflects an increase of $8.3 million (a 22.1% increase) to $46.1 million in net sales within the FSG, and an increase of $5.8 million (a 38.6% increase) to $21.0 million in net sales within the ETG. The FSG's net sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continued recovery within the commercial airline industry, as well as increased sales of new products. The ETG's net sales increase reflects the acquisition of Connectronics and Lumina (see Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements) and organic growth of approximately 9% reflecting increased demand for certain products.

Gross Profit and Operating Expenses

        The Company's gross profit margin improved to 37.4% for the second quarter of fiscal 2005 as compared to 35.4% for the second quarter of fiscal 2004, reflecting higher margins within the FSG offset by a decrease in the ETG margin. The FSG's gross profit margin increase was due principally to improved operating efficiencies within the FSG, lower new product research and development expenses as a percentage of net sales and lower charges related to excess or slow-moving inventory. The ETG's gross profit margin decrease was primarily due to lower sales of higher margin products and higher new product research and development expenses as a percentage of net sales. Consolidated cost of sales for the second quarter of fiscal 2005 and 2004 includes approximately $2.9 million and $2.4 million, respectively, of new product research and development expenses.

        SG&A expenses were $13.6 million and $10.5 million for the second quarter of fiscal 2005 and fiscal 2004, respectively. As a percentage of net sales, SG&A expenses increased slightly to 20.3% for the second quarter of fiscal 2005 compared to 20.0% for the second quarter of fiscal 2004. The increase in SG&A expenses and SG&A expenses as a percentage of net sales is mainly due to increased operating costs, principally personnel related, associated with the increase in net sales discussed above.

Operating Income

        Operating income of $11.4 million for the second quarter of fiscal 2005 was 39.9% higher than operating income of $8.2 million for the second quarter of fiscal 2004. The improvement in operating income reflects a $2.9 million increase in operating income of the FSG from $6.0 million for the second quarter of fiscal 2004 to $8.9 million for the second quarter of fiscal 2005. Operating income of the ETG increased $0.5 million from $3.7 million for the second quarter of fiscal 2004 to $4.2 million for the second quarter of fiscal 2005. As a percentage of net sales, operating income increased from 15.5% in the second quarter of fiscal 2004 to 17.1% in the second quarter of fiscal 2005. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 15.9% in the second quarter of fiscal 2004 to 19.3% in the second quarter of fiscal 2005 and a decrease in the ETG's operating income as a percentage of net sales from 24.5% in the second quarter of fiscal 2004 to 20.1% in the second quarter of fiscal 2005. The increase in the FSG's operating income as a percentage of net sales reflects the improved gross margins discussed previously. The decrease in the ETG's operating income as a percentage of net sales reflects the decreased gross margins discussed previously.

Interest Expense

        Interest expense was $300,000 in the second quarter of fiscal 2005 and $301,000 in the second quarter of fiscal 2004 reflecting lower weighted average balance outstanding under the revolving credit facility in the second quarter of fiscal 2005 offset by higher interest rates.

Interest and Other Income

        Interest and other income in the second quarter of fiscal 2005 and fiscal 2004 were not material.

Minority Interests' Share of Income

        Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra Microwave Technology, LLC. The increase from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 was primarily attributable to higher earnings of the FSG.

Net Income

        The Company's net income was $5.7 million, or $.22 per diluted share, for the second quarter of fiscal 2005 compared to $4.1 million, or $.16 per diluted share, for the second quarter of fiscal 2004 reflecting the increased operating income referenced above.

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

Operating Activities

        Net cash provided by operating activities was $11.5 million for the first six months of fiscal 2005, consisting primarily of net income of $10.1 million, depreciation and amortization of $3.5 million, a tax benefit on stock option exercises of $2.6 million, minority interests' share of income of consolidated subsidiaries of $2.4 million, a deferred income tax provision of $1.4 million, and an increase in net operating assets of $8.4 million. The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories required to meet increased sales demand associated with new product offerings and sales growth and an increase in accounts receivable due to sales growth. Net cash provided by operating activities decreased from $16.7 million for the first six months of fiscal 2004 principally as a result of the increase in net operating assets referenced above.

Investing Activities

        Net cash used in investing activities during the first six months of fiscal 2005 related primarily to acquisitions and related costs (principally Connectronics and Lumina) of $18.4 million and capital expenditures totaling $3.0 million, partially offset by proceeds of $3.5 million from the sale of a building held for sale (see Note 3, Selected Financial Statement Information - Property, Plant and Equipment).

Financing Activities

        Net cash provided by financing activities during the first six months of fiscal 2005 primarily related to borrowings of $22.0 million on the Company's revolving credit facility to fund the Connectronics and Lumina acquisitions, to make required income tax payments and for other working capital needs, and proceeds from stock option exercises of $0.8 million, partially offset by repayments of $13.0 million on the Company's revolving credit facility and the payment of $0.6 million in cash dividends on the Company's common stock.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company has arranged for standby letters of credit aggregating $1.8 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through a $0.2 million letter of credit expiring December 2005. These letters of credit are supported by the Company's $120 million revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

        As part of the agreement to acquire an 80% interest in Sierra Microwave Technology, Inc., the Company has the right to purchase the minority interests in approximately ten years, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing in approximately five years, or sooner under certain conditions.

        As part of the agreement to purchase Connectronics (See Note 2, Acquisitions), the Company may be obligated to pay additional purchase consideration of up to $3.8 million in the aggregate should Connectronics meet certain earnings objectives during the first four years following the acquisition.

        As part of the agreement to purchase Lumina (see Note 2, Acquisitions), the Company may be obligated to pay additional purchase consideration currently estimated to total up to $2.3 million should Lumina meet certain product line-related earnings objectives during the fourth and fifth years following the acquisition.

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

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide public companies with its interpretive guidance in applying the provisions of SFAS No. 123(R). SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective for fiscal years beginning after June 15, 2005; therefore, the Company plans to adopt the new requirements in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and guidance in SAB 107 and has not yet determined the impact that SFAS No. 123(R) and SAB 107 will have on its results of operations or financial position.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

        Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of April 30, 2005, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $106,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first six months of fiscal 2005.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Shareholders held on March 25, 2005, the Company's shareholders elected eight directors. The number of votes cast for and withheld for each nominee for director was as follows:

                       DIRECTOR             FOR        WITHHELD
                ----------------------   ----------   ----------
                Samuel L. Higginbottom    9,969,758      260,360
                Wolfgang Mayrhuber        9,110,740    1,119,378
                Eric A. Mendelson         9,209,946    1,020,172
                Laurans A. Mendelson      9,354,673      875,445
                Victor H. Mendelson       9,171,735    1,058,383
                Albert Morrison, Jr.     10,122,333      107,785
                Joseph W. Pallot         10,120,818      109,300
                Dr. Alan Schriesheim     10,016,302      213,816

        The Company's shareholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending October 31, 2005, with 10,141,903 voting for the proposal, 57,273 voting against and 30,942 abstaining.

ITEM 6.   EXHIBITS

             EXHIBIT   DESCRIPTION
             -------   ---------------------------------------------------------
              10.1     Fifth Amendment, effective as of March 28, 2005, to the
                       HEICO Savings and Investment Plan. *

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

                                               HEICO CORPORATION

Date: June 2, 2005                             By:  /s/ THOMAS S. IRWIN
                                                    ----------------------------
                                                    Thomas S. Irwin
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   ----------------------------------------------------------------------
 10.1 Fifth Amendment, effective as of March 28, 2005, to the HEICO Savings and Investment Plan.

 31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

 31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

 32.1     Section 1350 Certification of Chief Executive Officer.

 32.2     Section 1350 Certification of Chief Financial Officer.