Form 10-Q
period 2005-07-31
HEICO CORP
filed 2005-08-31
CIK 46619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended July 31, 2005 or

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

                      Yes   [X]             No   [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of August 29, 2005:

         Common Stock, $.01 par value                      10,051,815 shares
         Class A Common Stock, $.01 par value              14,507,557 shares

================================================================================

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                       PAGE NO.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                as of July 31, 2005 and October 31, 2004..................................................2

               Condensed Consolidated Statements of Operations (unaudited)
                for the nine months and three months ended July 31, 2005 and 2004.........................3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                for the nine months ended July 31, 2005 and 2004..........................................4

               Notes to Condensed Consolidated Financial Statements (unaudited)...........................5

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................................16

     Item 3.   Quantitative and Qualitative Disclosures about Market Risks...............................27

     Item 4.   Controls and Procedures...................................................................28

PART II. OTHER INFORMATION:

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...............................29

     Item 6.   Exhibits..................................................................................29

Signature................................................................................................30

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                                   JULY 31, 2005    OCTOBER 31, 2004
                                                                                 ----------------   ----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $      2,635,000   $        214,000
  Accounts receivable, net                                                             41,666,000         36,798,000
  Inventories                                                                          58,873,000         48,020,000
  Prepaid expenses and other current assets                                             3,572,000          3,208,000
  Deferred income taxes                                                                 6,419,000          5,672,000
                                                                                 ----------------   ----------------
    Total current assets                                                              113,165,000         93,912,000

Property, plant and equipment, net                                                     42,482,000         40,558,000
Goodwill                                                                              232,349,000        216,674,000
Other assets                                                                           11,000,000         13,111,000
                                                                                 ----------------   ----------------
    Total assets                                                                 $    398,996,000   $    364,255,000
                                                                                 ================   ================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                           $         58,000   $         58,000
  Trade accounts payable                                                                9,711,000          7,969,000
  Accrued expenses and other current liabilities                                       24,526,000         20,244,000
  Income taxes payable                                                                  1,514,000          3,771,000
                                                                                 ----------------   ----------------
    Total current liabilities                                                          35,809,000         32,042,000

Long-term debt, net of current maturities                                              22,028,000         18,071,000
Deferred income taxes                                                                  19,923,000         16,262,000
Other non-current liabilities                                                           6,672,000          5,834,000
                                                                                 ----------------   ----------------
    Total liabilities                                                                  84,432,000         72,209,000
                                                                                 ----------------   ----------------
Minority interests in consolidated subsidiaries                                        48,033,000         44,644,000
                                                                                 ----------------   ----------------
Commitments and contingencies (Note 13)
Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized;
   300,000 shares designated as Series B Junior Participating Preferred
   Stock and 300,000 shares designated as Series C Junior Participating
   Preferred  Stock; none issued                                                               --                 --
  Common Stock, $.01 par value per share; 30,000,000 shares authorized;
   10,028,915 and 9,898,451 shares issued and outstanding, respectively                   100,000             99,000
  Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 14,507,024 and 14,325,304 shares issued and outstanding,
   respectively                                                                           145,000            143,000
  Capital in excess of par value                                                      192,114,000        187,950,000
  Retained earnings                                                                    74,172,000         59,210,000
                                                                                 ----------------   ----------------
    Total shareholders' equity                                                        266,531,000        247,402,000
                                                                                 ----------------   ----------------
    Total liabilities and shareholders' equity                                   $    398,996,000   $    364,255,000
                                                                                 ================   ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                           NINE MONTHS ENDED JULY 31,       THREE MONTHS ENDED JULY 31,
                                                        -------------------------------   -------------------------------
                                                             2005             2004             2005             2004
                                                        --------------   --------------   --------------   --------------
Net sales                                               $  193,123,000   $  154,764,000   $   69,169,000   $   55,820,000
                                                        --------------   --------------   --------------   --------------
Operating costs and expenses:
  Cost of sales                                            121,799,000      100,898,000       43,170,000       36,204,000
  Selling, general and administrative expenses              39,481,000       31,251,000       14,250,000       11,746,000
                                                        --------------   --------------   --------------   --------------
Total operating costs and expenses                         161,280,000      132,149,000       57,420,000       47,950,000
                                                        --------------   --------------   --------------   --------------
Operating income                                            31,843,000       22,615,000       11,749,000        7,870,000

Interest expense                                              (785,000)        (882,000)        (252,000)        (250,000)
Interest and other income                                      421,000           95,000          341,000           93,000
Life insurance proceeds                                             --        5,000,000               --        5,000,000
                                                        --------------   --------------   --------------   --------------
Income before income taxes and minority interests           31,479,000       26,828,000       11,838,000       12,713,000

Income tax expense                                          11,430,000        7,447,000        4,294,000        2,591,000
                                                        --------------   --------------   --------------   --------------
Income before minority interests                            20,049,000       19,381,000        7,544,000       10,122,000

Minority interests' share of income                          3,862,000        3,917,000        1,498,000        2,007,000
                                                        --------------   --------------   --------------   --------------
Net income                                              $   16,187,000   $   15,464,000   $    6,046,000   $    8,115,000
                                                        ==============   ==============   ==============   ==============
Net income per share:
  Basic                                                 $          .66   $          .64   $          .25   $          .34
  Diluted                                               $          .62   $          .60   $          .23   $          .32

Weighted average number of common shares outstanding:
  Basic                                                     24,425,235       23,986,315       24,500,372       24,165,595
  Diluted                                                   26,280,695       25,709,844       26,368,520       25,755,455

Cash dividends per share                                $         .050   $         .050   $         .025   $         .025

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                      NINE MONTHS ENDED JULY 31,
                                                                                 -----------------------------------
                                                                                       2005               2004
                                                                                 ----------------   ----------------
Operating Activities:
  Net income                                                                     $     16,187,000   $     15,464,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                       5,267,000          5,126,000
    Deferred income tax provision                                                       2,914,000          3,654,000
    Minority interests' share of income                                                 3,862,000          3,917,000
    Tax benefit from stock option exercises                                             2,826,000          1,252,000
    Change in estimate of product warranty liability                                           --           (491,000)
    Restructuring expense related to inventory write-downs                                     --            350,000
    Changes in assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                                  (2,760,000)          (897,000)
      (Increase) decrease in inventories                                               (8,833,000)         2,459,000
      Increase in prepaid expenses and other current assets                              (352,000)          (867,000)
      Increase in trade accounts payables, accrued
       expenses and other current liabilities                                           4,136,000          2,584,000
      (Decrease) increase in income taxes payable                                      (2,257,000)            51,000
      Other                                                                               (26,000)             2,000
                                                                                 ----------------   ----------------
  Net cash provided by operating activities                                            20,964,000         32,604,000
                                                                                 ----------------   ----------------
Investing Activities:
  Acquisitions and related costs, net of cash acquired                                (19,043,000)       (28,064,000)
  Capital expenditures                                                                 (6,804,000)        (4,253,000)
  Proceeds from sale of building held for sale                                          3,520,000                 --
  Other                                                                                   224,000           (348,000)
                                                                                 ----------------   ----------------
  Net cash used in investing activities                                               (22,103,000)       (32,665,000)
                                                                                 ----------------   ----------------
Financing Activities:
  Borrowings on revolving credit facility                                              22,000,000         27,000,000
  Payments on revolving credit facility                                               (18,000,000)       (23,000,000)
  Cash dividends paid                                                                  (1,224,000)        (1,201,000)
  Proceeds from stock option exercises                                                  1,338,000            712,000
  Other                                                                                  (554,000)           499,000
                                                                                 ----------------   ----------------
  Net cash provided by financing activities                                             3,560,000          4,010,000
                                                                                 ----------------   ----------------
Net increase in cash and cash equivalents                                               2,421,000          3,949,000
Cash and cash equivalents at beginning of year                                            214,000          4,321,000
                                                                                 ----------------   ----------------
Cash and cash equivalents at end of period                                       $      2,635,000   $      8,270,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2004. The October 31, 2004 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                                                           NINE MONTHS ENDED JULY 31,       THREE MONTHS ENDED JULY 31,
                                                        -------------------------------   -------------------------------
                                                             2005             2004             2005             2004
                                                        --------------   --------------   --------------   --------------
Net income, as reported                                 $   16,187,000   $   15,464,000   $    6,046,000   $    8,115,000

Add:  Stock-based employee compensation
 expense included in reported net income, net of tax             1,000            1,000               --               --

Deduct:  Stock-based employee compensation
 expense determined under a fair-value method,
 net of tax                                                   (902,000)      (1,111,000)        (280,000)        (334,000)
                                                        --------------   --------------   --------------   --------------
Pro forma net income                                    $   15,286,000   $   14,354,000   $    5,766,000   $    7,781,000
                                                        ==============   ==============   ==============   ==============
Net income per share:
  Basic - as reported                                   $          .66   $          .64   $          .25   $          .34
  Basic - pro forma                                     $          .63   $          .60   $          .24   $          .32

  Diluted - as reported                                 $          .62   $          .60   $          .23   $          .32
  Diluted - pro forma                                   $          .58   $          .56   $          .22   $          .30

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.

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

3.   SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                  JULY 31, 2005    OCTOBER 31, 2004
                                                ----------------   ----------------
        Accounts receivable                     $     42,256,000   $     37,380,000
        Less: Allowance for doubtful accounts           (590,000)          (582,000)
                                                ----------------   ----------------
          Accounts receivable, net              $     41,666,000   $     36,798,000
                                                ================   ================

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                  JULY 31, 2005    OCTOBER 31, 2004
                                                ----------------   ----------------
        Costs incurred on uncompleted
         contracts                              $     16,232,000   $     14,798,000
        Estimated earnings                             7,842,000          8,686,000
                                                ----------------   ----------------
                                                      24,074,000         23,484,000
        Less:  Billings to date                      (19,998,000)       (19,663,000)
                                                ----------------   ----------------
                                                $      4,076,000   $      3,821,000
                                                ================   ================
        Included in accompanying condensed
         consolidated balance sheets under
         the following captions:
          Accounts receivable, net (costs and
           estimated earnings in excess of
           billings)                            $      4,127,000   $      4,612,000
          Accrued expenses and other current
           liabilities (billings in excess of
           costs and estimated earnings)                 (51,000)          (791,000)
                                                ----------------   ----------------
                                                $      4,076,000   $      3,821,000
                                                ================   ================

     Changes in prior estimates did not have a material effect on net income or diluted net income per share in the nine months and three months ended
July 31, 2005 and 2004.

INVENTORIES

                                                  JULY 31, 2005    OCTOBER 31, 2004
                                                ----------------   ----------------
        Finished products                       $     23,834,000   $     19,838,000
        Work in process                               11,960,000          9,597,000
        Materials, parts, assemblies and
         supplies                                     23,079,000         18,585,000
                                                ----------------   ----------------
          Total inventories                     $     58,873,000   $     48,020,000
                                                ================   ================

     Inventories related to long-term contracts were not significant as of July 31, 2005 and October 31, 2004.

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

PROPERTY, PLANT AND EQUIPMENT

                                                  JULY 31, 2005    OCTOBER 31, 2004
                                                ----------------   ----------------
        Land                                    $      2,963,000   $      2,157,000
        Buildings and improvements                    21,805,000         20,007,000
        Machinery, equipment and tooling              55,158,000         55,869,000
        Construction in progress                       2,927,000          2,239,000
                                                ----------------   ----------------
                                                      82,853,000         80,272,000
        Less: Accumulated depreciation and
         amortization                                (40,371,000)       (39,714,000)
                                                ----------------   ----------------
          Property, plant and equipment, net    $     42,482,000   $     40,558,000
                                                ================   ================

     In January 2005, the Company received proceeds of $3,520,000 from the sale of a vacated building and associated land previously classified as held for sale. The $3,468,000 carrying value of the property was included within other assets in the Company's Consolidated Balance Sheet as of October 31, 2004.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has two operating segments: the Flight Support Group (FSG) and the Electronic Technologies Group (ETG). Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2005 are as follows:

                                                                 SEGMENT
                                                 -----------------------------------    CONSOLIDATED
                                                       FSG                 ETG              TOTALS
                                                 ----------------   ----------------   ----------------
        Balances as of October 31, 2004          $    120,288,000   $     96,386,000   $    216,674,000
        Goodwill acquired during the period                    --         15,049,000         15,049,000
        Adjustments to goodwill                           626,000                 --            626,000
                                                 ----------------   ----------------   ----------------
        Balances as of July 31, 2005             $    120,914,000   $    111,435,000   $    232,349,000
                                                 ================   ================   ================

     The goodwill acquired during the period is a result of the acquisitions described in Note 2, Acquisitions. Adjustments to goodwill consist primarily of contingent purchase price payments to previous owners of acquired businesses.

     Other intangible assets are recorded within other assets in the Company's Condensed Consolidated Balance Sheets. Other intangible assets subject to amortization consist primarily of non-compete agreements, licenses, and patents. The gross carrying amount and accumulated amortization of other intangible assets was $2,495,000 and $432,000, respectively, as of July 31, 2005. Amortization expense of other intangible assets for the nine months and three months ended July 31, 2005 was $183,000 and $65,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2005 is estimated to be $250,000. Amortization expense for each of the next five fiscal years is estimated to be $267,000 in fiscal 2006, $267,000 in fiscal 2007, $267,000 in fiscal 2008, $253,000 in fiscal 2009 and $223,000 in fiscal
2010.

5.   LONG-TERM DEBT

     Long-term debt consists of:

                                                       JULY 31, 2005    OCTOBER 31, 2004
                                                     ----------------   ----------------
        Borrowings under revolving credit facility   $     20,000,000   $     16,000,000
        Industrial Development Revenue Refunding
         Bonds - Series 1988                                1,980,000          1,980,000
        Capital leases and equipment loans                    106,000            149,000
                                                     ----------------   ----------------
                                                           22,086,000         18,129,000
        Less: Current maturities of long-term debt            (58,000)           (58,000)
                                                     ----------------   ----------------
                                                     $     22,028,000   $     18,071,000
                                                     ================   ================

     As of July 31, 2005 and October 31, 2004, the Company had a total of $20 million and $16 million, respectively, borrowed under its revolving credit facility at weighted average interest rates of 4.5% and 2.9%, respectively. Effective April 2005, the Company entered into an amendment of its revolving credit agreement, which extended the term by one year to May 2008. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2005, the Company believes it is in compliance with all such covenants. In August 2005, the Company increased amounts available under its revolving credit facility and further extended the term when it entered into a $130 million Amended and Restated Revolving Credit Agreement (see Note 14, Subsequent Event).

     The interest rates on the Series 1988 industrial development revenue bonds were 2.4% and 1.8% as of July 31, 2005 and October 31, 2004, respectively.

6.   SHAREHOLDERS' EQUITY

     Changes in consolidated shareholders' equity for the nine months ended July 31, 2005 are as follows:

                                                             CLASS A       CAPITAL IN
                                              COMMON         COMMON         EXCESS OF       RETAINED
                                              STOCK           STOCK         PAR VALUE       EARNINGS
                                          -------------   -------------   -------------   -------------
Balances as of October 31, 2004           $      99,000   $     143,000   $ 187,950,000   $  59,210,000
Net income                                           --              --              --      16,187,000
Cash dividends ($.05 per share)                      --              --              --      (1,224,000)
Tax benefit from stock option exercises              --              --       2,826,000              --
Proceeds from stock option exercises              1,000           2,000       1,335,000              --
Other                                                --              --           3,000          (1,000)
                                          -------------   -------------   -------------   -------------
Balances as of July 31, 2005              $     100,000   $     145,000   $ 192,114,000   $  74,172,000
                                          =============   =============   =============   =============

7.   RESEARCH AND DEVELOPMENT EXPENSES

     Cost of sales for the nine months ended July 31, 2005 and 2004 includes approximately $8.2 million and $6.8 million, respectively, of new product research and development expenses. Cost of sales for the three months ended
July 31, 2005 and 2004 includes approximately $2.9 million and $2.3 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

8.   SALE OF INVESTMENT IN JOINT VENTURE

     During the third quarter of fiscal 2005, the Company's HEICO Aerospace Holdings Corp. subsidiary sold its investment in a 50%-owned joint venture that was accounted for under the equity method and recognized a gain on the sale of $276,000, which is included in interest and other income in the Company's Condensed Consolidated Statements of Operations. The Company's investment in the 50%-owned joint venture and its share of its operating results were not significant to the Company's consolidated financial statements.

9.   LIFE INSURANCE PROCEEDS

     In July 2004, the Company received $5.0 million in proceeds from the death benefit of a key-person life insurance policy maintained by a subsidiary of the Flight Support Group that provides repair and overhaul services. The life insurance proceeds, which are non-taxable, increased net income (after the minority interest's share of the income) for the nine months and three months ended July 31, 2004 by $4.0 million, or $.16 per diluted share.

10.  RESTRUCTURING EXPENSES

     During the first quarter of fiscal 2005, the Company completed the restructuring activities initiated in fiscal 2004 within certain subsidiaries of the Flight Support Group that provide repair and overhaul services.

     The following table details the restructuring activity that occurred in fiscal 2005:

                                      MANAGEMENT       MOVING COSTS AND        CONTRACT
                                   HIRING/RELOCATION   OTHER ASSOCIATED       TERMINATION
                                    RELATED EXPENSES       EXPENSES              COSTS              TOTALS
                                   -----------------   -----------------   -----------------   -----------------
Balances as of October 31, 2004    $          64,000   $         111,000   $          71,000   $         246,000
Additional charges and reversals              69,000             (47,000)                 --              22,000
Cash payments                               (133,000)            (64,000)            (71,000)           (268,000)
                                   -----------------   -----------------   -----------------   -----------------
Balances as of July 31, 2005       $              --   $              --   $              --   $              --
                                   =================   =================   =================   =================

11.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the nine months and three months ended July 31:

                                                         NINE MONTHS ENDED JULY 31,     THREE MONTHS ENDED JULY 31,
                                                       -----------------------------   -----------------------------
                                                            2005           2004            2005            2004
                                                       -------------   -------------   -------------   -------------
Numerator:
  Net income                                           $  16,187,000   $  15,464,000   $   6,046,000   $   8,115,000

Denominator:
  Weighted average common shares outstanding-basic        24,425,235      23,986,315      24,500,372      24,165,595
  Effect of dilutive stock options                         1,855,460       1,723,529       1,868,148       1,589,860
                                                       -------------   -------------   -------------   -------------
  Weighted average common shares outstanding-diluted      26,280,695      25,709,844      26,368,520      25,755,455
                                                       =============   =============   =============   =============
Net income per share- basic                            $         .66   $         .64   $         .25   $         .34
Net income per share- diluted                          $         .62   $         .60   $         .23   $         .32

Anti-dilutive stock options excluded                         197,241         577,136         155,705         591,773

12.  OPERATING SEGMENTS

     Information on the Company's two operating segments, the Flight Support Group (FSG), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (ETG), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine months and three months ended July 31, 2005 and 2004, respectively, is as follows:

                                                                                   OTHER,
                                                           SEGMENT                PRIMARILY
                                                -----------------------------   CORPORATE AND   CONSOLIDATED
                                                     FSG            ETG         INTERSEGMENT        TOTALS
                                                -------------   -------------   -------------   -------------
For the nine months ended July 31, 2005:
    Net sales                                   $ 138,462,000   $  54,808,000   $    (147,000)  $ 193,123,000
    Depreciation and amortization                   3,377,000       1,568,000         322,000       5,267,000
    Operating income                               26,921,000      10,501,000      (5,579,000)     31,843,000
    Capital expenditures                            5,967,000         811,000          26,000       6,804,000

For the nine months ended July 31, 2004:
    Net sales                                   $ 112,053,000   $  42,825,000   $    (114,000)  $ 154,764,000
    Depreciation and amortization                   3,501,000       1,294,000         331,000       5,126,000
    Operating income                               17,344,000       9,615,000      (4,344,000)     22,615,000
    Capital expenditures                            2,827,000       1,421,000           5,000       4,253,000

For the three months ended July 31, 2005:
    Net sales                                   $  50,146,000   $  19,047,000   $     (24,000)  $  69,169,000
    Depreciation and amortization                   1,125,000         533,000         106,000       1,764,000
    Operating income                               10,454,000       3,820,000      (2,525,000)     11,749,000
    Capital expenditures                            3,498,000         266,000          11,000       3,775,000

For the three months ended July 31, 2004:
    Net sales                                   $  40,086,000   $  15,743,000   $      (9,000)  $  55,820,000
    Depreciation and amortization                   1,156,000         450,000         105,000       1,711,000
    Operating income                                6,006,000       3,428,000      (1,564,000)      7,870,000
    Capital expenditures                            1,292,000         370,000           2,000       1,664,000

     The total assets held by each operating segment as of July 31, 2005 and October 31, 2004 is as follows:

                                                       SEGMENT                  OTHER,
                                            -----------------------------     PRIMARILY     CONSOLIDATED
                                                 FSG             ETG          CORPORATE         TOTALS
                                            -------------   -------------   -------------   -------------
Total assets as of July 31, 2005            $ 224,380,000   $ 158,590,000   $  16,026,000   $ 398,996,000
Total assets as of October 31, 2004           212,615,000     136,860,000      14,780,000     364,255,000

13.  COMMITMENTS AND CONTINGENCIES

GUARANTEES

     The Company has arranged for standby letters of credit aggregating
$1.8 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through two letters of credit aggregating $0.3 million, both expiring December 2005. These letters of credit are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

     Changes in the Company's product warranty liability for the nine months ended July 31, 2005 and 2004, respectively, are as follows:

                                                         2005         2004
                                                      ----------   ----------
          Balances as of beginning of fiscal year     $  129,000   $  633,000
          Changes in estimate of warranty liability           --     (491,000)
          Accruals for warranties                        430,000      121,000
          Warranty claims settled                       (188,000)    (110,000)
                                                      ----------   ----------
          Balances as of July 31,                     $  371,000   $  153,000
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

14.  SUBSEQUENT EVENT

      In August 2005, the Company amended its revolving credit facility by entering into a $130 million Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which expires in August 2010. The Credit Facility includes a feature that will allow the Company to increase the Credit Facility, at its option, up to an aggregate amount of $175 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions (generally not in excess of an aggregate total of $50 million over any trailing twelve-month period without the requisite approval of the bank syndicate). Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate (LIBOR) plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest, and non-cash charges or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from .75% to 2.00% for LIBOR based borrowings and from .00% to .50% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from .20% to .50% (depending on the Company's leverage ratio). The Credit Facility also includes a $10 million swingline sublimit and a $15 million sublimit for letters of credit. The Credit Facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants that require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements.

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

                                                 NINE MONTHS ENDED JULY 31,     THREE MONTHS ENDED JULY 31,
                                               -----------------------------   -----------------------------
                                                    2005            2004            2005            2004
                                               -------------   -------------   -------------   -------------
Net sales                                      $ 193,123,000   $ 154,764,000   $  69,169,000   $  55,820,000
                                               -------------   -------------   -------------   -------------
Cost of sales                                    121,799,000     100,898,000      43,170,000      36,204,000
Selling, general and administrative expenses      39,481,000      31,251,000      14,250,000      11,746,000
                                               -------------   -------------   -------------   -------------
Total operating costs and expenses               161,280,000     132,149,000      57,420,000      47,950,000
                                               -------------   -------------   -------------   -------------
Operating income                               $  31,843,000   $  22,615,000   $  11,749,000   $   7,870,000
                                               =============   =============   =============   =============
Net sales by segment:
    Flight Support Group                       $ 138,462,000   $ 112,053,000   $  50,146,000   $  40,086,000
    Electronic Technologies Group                 54,808,000      42,825,000      19,047,000      15,743,000
    Intersegment sales                              (147,000)       (114,000)        (24,000)         (9,000)
                                               -------------   -------------   -------------   -------------
                                               $ 193,123,000   $ 154,764,000   $  69,169,000   $  55,820,000
                                               =============   =============   =============   =============
Operating income by segment:
    Flight Support Group                       $  26,921,000   $  17,344,000   $  10,454,000   $   6,006,000
    Electronic Technologies Group                 10,501,000       9,615,000       3,820,000       3,428,000
    Other, primarily corporate                    (5,579,000)     (4,344,000)     (2,525,000)     (1,564,000)
                                               -------------   -------------   -------------   -------------
                                               $  31,843,000   $  22,615,000   $  11,749,000   $   7,870,000
                                               =============   =============   =============   =============
Net sales                                              100.0%          100.0%          100.0%          100.0%
Gross profit                                            36.9%           34.8%           37.6%           35.1%
Selling, general and administrative expenses            20.4%           20.2%           20.6%           21.0%
Operating income                                        16.5%           14.6%           17.0%           14.1%
Interest expense                                         0.4%            0.6%            0.4%            0.4%
Interest and other income                                0.2%            0.1%            0.5%            0.2%
Life insurance proceeds                                    -             3.2%              -             9.0%
Income tax expense                                       5.9%            4.8%            6.2%            4.6%
Minority interests' share of income                      2.0%            2.5%            2.2%            3.6%
Net income                                               8.4%           10.0%            8.7%           14.5%

COMPARISON OF FIRST NINE MONTHS OF FISCAL 2005 TO FIRST NINE MONTHS OF
FISCAL 2004

Net Sales

     Net sales for the first nine months of fiscal 2005 increased by 24.8% to $193.1 million, as compared to net sales of $154.8 million for the first nine months of fiscal 2004. The increase in net sales reflects an increase of $26.4 million (a 23.6% increase) to $138.5 million in net sales within the FSG, and an increase of $12.0 million (a 28.0% increase) to $54.8 million in net sales within the ETG. The FSG's net sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continued recovery within the commercial airline industry, as well as increased sales of new products and services. The ETG's net sales increase reflects the acquisitions of Connectronics and Lumina (see Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements) and organic growth of approximately 3% reflecting increased demand for certain products.

     The Company's net sales for the first nine months of fiscal 2005 by market approximated 67% from the commercial aviation industry, 21% from the defense and space industries and 12% from other industrial markets including medical, electronics and telecommunications. Net sales in fiscal 2004 by market approximated 65% from the commercial aviation industry, 23% from the defense and space industries and 12% from other markets.

Gross Profit and Operating Expenses

     The Company's gross profit margin improved to 36.9% for the first nine months of fiscal 2005 as compared to 34.8% for the first nine months of fiscal 2004, reflecting higher margins within the FSG offset by a decrease in the ETG margin. The FSG's gross profit margin increase was due principally to improved operating efficiencies within the FSG, lower new product research and development expenses as a percentage of net sales and lower charges related to excess or slow-moving inventory. The ETG's gross profit margin decrease was primarily due to lower sales of higher margin products due principally to technical delays impacting shipments of some higher margin products and softness in the commercial satellite market and higher new product research and development expenses as a percentage of net sales. Consolidated cost of sales for the first nine months of fiscal 2005 and 2004 includes approximately
$8.2 million and $6.8 million, respectively, of new product research and development expenses.

     Selling, general and administrative (SG&A) expenses were $39.5 million and $31.3 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the increase in net sales discussed above, the acquisitions of Connectronics and Lumina and an increase in Corporate expenses. Corporate expenses are up due to increased costs to comply with the Sarbanes-Oxley Act of 2002 and higher accrued performance awards. As a percentage of net sales, SG&A expenses increased slightly to 20.4% for the first nine months of fiscal 2005 compared to 20.2% for the first nine months of fiscal 2004 reflecting the Company's efforts to control costs while increasing revenue.

     During the third quarter of fiscal 2004, the Company incurred an aggregate of $600,000 of restructuring expenses within the FSG including $350,000 of inventory write-downs recorded in cost of sales and $250,000 of other expenses recorded in SG&A expenses. The restructuring expenses decreased net income by $301,000, or $.01 per diluted share, for the first nine months of fiscal 2004.

Operating Income

     Operating income of $31.8 million for the first nine months of fiscal 2005 was 40.8% higher than operating income of $22.6 million for the first nine months of fiscal 2004. The improvement in operating income reflects a $9.6 million increase in operating income of the FSG from $17.3 million for the first nine months of fiscal 2004 to $26.9 million for the first nine months of fiscal 2005. Operating income of the ETG increased $.9 million from $9.6 million for the first nine months of fiscal 2004 to $10.5 million for the first nine months of fiscal 2005. These increases in operating income were partially offset by the increase in Corporate expenses discussed above. As a percentage of net sales, operating income increased from 14.6% in the first nine months of fiscal 2004 to 16.5% in the first nine months of fiscal 2005. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 15.5% in the first nine months of fiscal 2004 to 19.4% in the first nine months of fiscal 2005 and a decrease in the ETG's operating income as a percentage of net sales from 22.5% in the first nine months of fiscal 2004 to 19.2% in the first nine months of fiscal 2005. The increase in the FSG's operating income as a percentage of net sales reflects the improved gross margins discussed previously. The decrease in the ETG's operating income as a percentage of net sales reflects the decreased gross margins discussed previously.

Interest Expense

     Interest expense decreased to $785,000 in the first nine months of fiscal 2005 from $882,000 in the first nine months of fiscal 2004. The decrease was principally due to a lower weighted average balance outstanding under the revolving credit facility in the first nine months of fiscal 2005, partially offset by higher interest rates.

Interest and Other Income

     Interest and other income increased to $421,000 in the first nine months of fiscal 2005 from $95,000 in the first nine months of fiscal 2004. The increase was primarily due to the gain on the sale of a 50%-owned joint venture in the third quarter of fiscal 2005 (see Note 8, Sale of Investment in Joint Venture, of the Notes to Condensed Consolidated Financial Statements).

Life Insurance Proceeds

     In the third quarter of fiscal 2004, the Company received $5.0 million in proceeds from a key-person life insurance policy maintained by a subsidiary of the FSG. The life insurance proceeds, which are non-taxable, increased net income (after the minority interest's share of the income) for the first nine months of fiscal 2004 by $4.0 million, or $.16 per diluted share.

Income Tax Expense

     The Company's effective tax rate for the first nine months of fiscal 2005 increased to 36.3% from 27.8% for the first nine months of fiscal 2004. The increase is principally due to the aforementioned $5.0 million in life insurance proceeds received in fiscal 2004 that were excluded from the Company's income that was subject to federal income taxes as well as higher state taxes principally related to recent acquisitions and a lower amount of the minority interests' share of income excluded from the Company's fiscal 2005 consolidated income subject to federal income taxes.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra Microwave Technology, LLC ("Sierra"). Minority interests' share of income for the first nine months of fiscal 2005 approximated that of the first nine months of fiscal 2004 as the higher operating income of the FSG was offset by the minority interest's share of the aforementioned life insurance proceeds received in fiscal 2004.

Net Income

     The Company's net income was $16.2 million, or $.62 per diluted share, for the first nine months of fiscal 2005 compared to $15.5 million, or $.60 per diluted share, for the first nine months of fiscal 2004 reflecting the increased operating income referenced above. The net impact of the life insurance proceeds increased net income by $4.0 million, or $.16 per diluted share, for the first nine months of fiscal 2004.

OUTLOOK

     The Company reported increased sales and operating income in its two business segments reflecting both organic growth and growth through acquisitions.

      Based on increasing product demand and the Company's continued success in introducing new products and services, the Company continues to target growth in fiscal 2005 sales and net income over fiscal 2004 results.

COMPARISON OF THIRD QUARTER OF FISCAL 2005 TO THIRD QUARTER OF FISCAL 2004

Net Sales

     Net sales for the third quarter of fiscal 2005 increased by 23.9% to $69.2 million, as compared to net sales of $55.8 million for the third quarter of fiscal 2004. The increase in net sales reflects an increase of $10.1 million (a 25.1% increase) to $50.1 million in net sales within the FSG, and an increase of $3.3 million (a 21.0% increase) to $19.0 million in net sales within the ETG. The FSG's net sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continued recovery within the commercial airline industry, as well as increased sales of new products and services. The ETG's net sales increase principally reflects the acquisitions of Connectronics and Lumina (see Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements).

Gross Profit and Operating Expenses

     The Company's gross profit margin improved to 37.6% for the third quarter of fiscal 2005 as compared to 35.1% for the third quarter of fiscal 2004, reflecting higher margins within the FSG offset by a decrease in the ETG margin. The FSG's gross profit margin increase was due principally to improved operating efficiencies within the FSG, lower new product research and development expenses as a percentage of net sales and lower charges related to excess or slow-moving inventory. The ETG's gross profit margin decrease was primarily due to lower sales of higher margin products due principally to technical delays impacting shipments of some higher margin products and softness in the commercial satellite market and higher new product research and development expenses as a percentage of net sales. Consolidated cost of sales for the third quarter of fiscal 2005 and 2004 includes approximately
$2.9 million and $2.3 million, respectively, of new product research and development expenses.

     SG&A expenses were $14.3 million and $11.7 million for the third quarter of fiscal 2005 and fiscal 2004, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the increase in net sales discussed above, the acquisitions of Connectronics and Lumina and an increase in Corporate expenses, partially offset by restructuring expenses incurred in the third quarter of fiscal 2004 as discussed below. Corporate expenses are up due to increased costs to comply with the Sarbanes-Oxley Act of 2002 and higher accrued performance awards. As a percentage of net sales, SG&A expenses decreased to 20.6% for the third quarter of fiscal 2005 compared to 21.0% for the third quarter of fiscal 2004. The decrease in SG&A expenses as a percent of net sales is due principally to a reduction in restructuring expenses discussed below.

     During the third quarter of fiscal 2004, the Company incurred an aggregate of $600,000 of restructuring expenses within the FSG including $350,000 of inventory write-downs recorded in cost of sales and $250,000 of other expenses recorded in SG&A expenses. The restructuring expenses decreased net income by $301,000, or $.01 per diluted share, for the third quarter of fiscal 2004.

Operating Income

     Operating income of $11.7 million for the third quarter of fiscal 2005 was 49.3% higher than operating income of $7.9 million for the third quarter of fiscal 2004. The improvement in operating income reflects a $4.4 million increase in operating income of the FSG from $6.0 million for the third quarter of fiscal 2004 to $10.5 million for the third quarter of fiscal 2005. Operating income of the ETG increased $.4 million from $3.4 million for the third quarter of fiscal 2004 to $3.8 million for the third quarter of fiscal 2005. These increases in operating income were partially offset by the increase in Corporate expenses discussed above. As a percentage of net sales, operating income increased from 14.1% in the third quarter of fiscal 2004 to 17.0% in the third quarter of fiscal 2005. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 15.0% in the third quarter of fiscal 2004 to 20.8% in the third quarter of fiscal 2005 and a decrease in the ETG's operating income as a percentage of net sales from 21.8% in the third quarter of fiscal 2004 to 20.1% in the third quarter of fiscal 2005. The increase in the FSG's operating income as a percentage of net sales reflects the improved gross margins discussed previously. The decrease in the ETG's operating income as a percentage of net sales reflects the decreased gross margins discussed previously.

Interest Expense

     Interest expense was $252,000 in the third quarter of fiscal 2005 versus $250,000 in the third quarter of fiscal 2004 reflecting lower weighted average balance outstanding under the revolving credit facility in the third quarter of fiscal 2005 offset by higher interest rates.

Interest and Other Income

     Interest and other income increased to $341,000 in the third quarter of fiscal 2005 from $93,000 in the third quarter of fiscal 2004. The increase was primarily due to the gain on the sale of a 50%-owned joint venture in the third quarter of fiscal 2005 (see Note 8, Sale of Investment in Joint Venture, of the Notes to Condensed Consolidated Financial Statements).

Life Insurance Proceeds

     In the third quarter of fiscal 2004, the Company received $5.0 million in proceeds from a key-person life insurance policy maintained by a subsidiary of the FSG. The life insurance proceeds increased net income (after the minority interest's share of the income) for the third quarter of fiscal 2004 by $4.0 million, or $.16 per diluted share.

Income Tax Expense

     The Company's effective tax rate for the third quarter of fiscal 2005 increased to 36.2% from 20.4% for the third quarter of fiscal 2004. The increase is principally due to the aforementioned $5.0 million in life insurance proceeds received in fiscal 2004 that were excluded from the Company's income that was subject to federal income taxes as well as higher state taxes principally related to recent acquisitions and a lower amount of the minority interests' share of income excluded from the Company's fiscal 2005 consolidated income subject to federal income taxes.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra. The decrease from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 was primarily attributable to the lower minority interest's share of the income of the FSG, which included a $1.0 million share of the aforementioned life insurance proceeds in the third quarter of fiscal 2004.

Net Income

     The Company's net income was $6.0 million, or $.23 per diluted share, for the third quarter of fiscal 2005 compared to $8.1 million, or $.32 per diluted share, for the third quarter of fiscal 2004 reflecting the increased operating income referenced above. The net impact of the life insurance proceeds increased net income by $4.0 million, or $.16 per diluted share, for the third quarter of fiscal 2004.

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

Operating Activities

     Net cash provided by operating activities was $21.0 million for the first nine months of fiscal 2005, consisting primarily of net income of $16.2 million, depreciation and amortization of $5.3 million, minority interests' share of income of consolidated subsidiaries of $3.9 million, a deferred income tax provision of $2.9 million, a tax benefit on stock option exercises of $2.8 million and an increase in net operating assets of $10.1 million. The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories required to meet increased sales demand associated with new product offerings, sales growth, and increased lead times on certain raw materials; an increase in accounts receivable due to sales growth; and the payment of income taxes that were accrued as of October 31, 2004, partially offset by higher current liabilities associated with increased sales and purchases. Net cash provided by operating activities decreased from $32.6 million for the first nine months of fiscal 2004 principally as a result of the increase in net operating assets referenced above.

Investing Activities

     Net cash used in investing activities during the first nine months of fiscal 2005 related primarily to acquisitions and related costs (principally Connectronics and Lumina) of $19.0 million and capital expenditures totaling $6.8 million, partially offset by proceeds of $3.5 million from the sale of a building held for sale (see Note 3, Selected Financial Statement Information - Property, Plant and Equipment).

Financing Activities

     Net cash provided by financing activities during the first nine months of fiscal 2005 primarily related to borrowings of $22.0 million on the Company's revolving credit facility to fund the Connectronics and Lumina acquisitions, to make required income tax payments and for other working capital needs, and proceeds from stock option exercises of $1.3 million, partially offset by repayments of $18.0 million on the Company's revolving credit facility and the payment of $1.2 million in cash dividends on the Company's common stock.

      In August 2005, the Company amended its revolving credit facility by entering into a $130 million Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which expires in August 2010. The Credit Facility includes a feature that will allow the Company to increase the Credit Facility, at its option, up to an aggregate amount of $175 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions (generally not in excess of an aggregate total of $50 million over any trailing twelve-month period without the requisite approval of the bank syndicate). Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate (LIBOR) plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest, and non-cash charges or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from .75% to 2.00% for LIBOR based borrowings and from .00% to .50% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from ..20% to .50% (depending on the Company's leverage ratio). The Credit Facility also includes a $10 million swingline sublimit and a $15 million sublimit for letters of credit. The Credit Facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants that require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has arranged for standby letters of credit aggregating
$1.8 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through two letters of credit, aggregating $0.3 million, both expiring December 2005. These letters of credit are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of July 31, 2005, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $94,000 on an annual basis.

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

                           PART II. OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first nine months of fiscal 2005.

Item 6.    EXHIBITS

           EXHIBIT    DESCRIPTION
           -------    ----------------------------------------------------------
            10.1      First Amendment, effective as of April 13, 2005, to the
                      Revolving Credit Agreement among HEICO Corporation, as
                      Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent. *

            10.2 Amended and Restated Revolving Credit Agreement, dated as of August 4, 2005, among HEICO Corporation, as Borrower, the lenders from time to time party hereto and SunTrust Bank, as Administrative Agent; Wachovia Bank, National Association as Syndication Agent; and HSBC Bank USA, as Documentation Agent, is incorporated by reference to
                      Exhibit 10.1 to the Form 8-K filed on August 8, 2005.

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

                                                 HEICO CORPORATION

Date: August 31, 2005                            By: /s/ THOMAS S. IRWIN
                                                     ---------------------------
                                                     Thomas S. Irwin
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX

           EXHIBIT    DESCRIPTION
           -------    ----------------------------------------------------------
            10.1      First Amendment, effective as of April 13, 2005, to the
                      Revolving Credit Agreement among HEICO Corporation, as
                      Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent.

            31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

            31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

            32.1      Section 1350 Certification of Chief Executive Officer.

            32.2      Section 1350 Certification of Chief Financial Officer.