Form 10-K
period 2005-10-31
HEICO CORP
filed 2006-01-17
CIK 46619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended October 31, 2005 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________to________________

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $361,562,000 based on the closing price of Common Stock and Class A Common Stock as of April 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange.

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 6, 2006:

          Common Stock, $.01 par value             10,151,603 shares
          Class A Common Stock, $.01 par value     14,622,522 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                HEICO CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                          PAGE
                                                                                                          ----
PART I
    Item 1.    Business................................................................................     1
    Item 2.    Properties..............................................................................    11
    Item 3.    Legal Proceedings.......................................................................    12
    Item 4.    Submission of Matters to a Vote of Security Holders.....................................    12

PART II
    Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                   of Equity Securities................................................................    13
    Item 6.    Selected Financial Data.................................................................    15
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...    16
    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................    30
    Item 8.    Financial Statements and Supplementary Data.............................................    31
    Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....    65
    Item 9A.   Controls and Procedures.................................................................    65
    Item 9B.   Other Information.......................................................................    65

PART III
    Item 10.   Directors and Executive Officers of the Registrant......................................    66
    Item 11.   Executive Compensation..................................................................    66
    Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                   Matters.............................................................................    66
    Item 13.   Certain Relationships and Related Transactions..........................................    66
    Item 14.   Principal Accountant Fees and Services..................................................    66

PART IV
    Item 15.   Exhibits and Financial Statement Schedules..............................................    67

SIGNATURES.............................................................................................    72

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

         HEICO Corporation through its subsidiaries (collectively, "HEICO", "we", "us", "our" or "the Company") believes it is the world's largest manufacturer of Federal Aviation Administration (FAA)-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers (OEMs), and their subcontractors. HEICO also believes it is a leading manufacturer of various types of electronic equipment for the aviation, defense, space, medical, telecommunications and electronics industries.

         Our business is comprised of two operating segments:

         The Flight Support Group. Our Flight Support Group, consisting of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, accounted for 69%, 71% and 73% of our net sales in fiscal 2005, 2004 and 2003, respectively. This Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the Flight Support Group repairs, refurbishes and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers and aircraft repair companies, and manufactures thermal insulation products and other component parts primarily for aerospace, defense and commercial applications.

         The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney, and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have consistently been adding new products to our line and currently hold Parts Manufacturer Approvals, which we refer to as "PMAs," for over 4,000 jet engine and aircraft component replacement parts.

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

         The Electronic Technologies Group. Our Electronic Technologies Group, consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 31%, 29% and 27% of our net sales in fiscal 2005, 2004 and 2003, respectively. Through our Electronic Technologies Group, which derived approximately 48% of its sales in fiscal 2005 from the sale of products and services to U.S. and foreign military agencies, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, photodetectors, amplifier modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies and high voltage interconnection devices and wire. In addition, the Electronic Technologies Group also repairs and overhauls inertial navigation systems and other avionics, instruments, and components for commercial, military and business aircraft operators.

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

         In March 2001, we entered into a joint venture with American Airlines, one of the world's largest airlines, to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through HEICO Aerospace. The joint venture is 16% owned by American Airlines. American Airlines and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis. During fiscal years 2002 through 2004, we entered into additional strategic relationships with other leading airlines such as United Airlines (May 2002), Delta Air Lines (February 2003), Air Canada (March
2003) and Japan Airlines (March 2004). These relationships accelerate HEICO's efforts in developing a broad range of jet engine and aircraft component replacement parts for FAA approval. Each of the aforementioned airlines purchase these newly developed parts, and most of HEICO Aerospace's current FAA-approved parts product line, on an exclusive basis from HEICO Aerospace.

         We have continuously operated in the aerospace industry for more than 40 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures, and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our net sales have grown from $32.3 million in fiscal 1990 to $269.6 million in fiscal 2005, a compound annual growth rate of approximately 15.2%. During the same period, we improved our income from a net loss of $0.5 million to a net income of $22.8 million.

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

         Jet engine and aircraft component replacement parts are classified within the industry as (i) factory-new; (ii) new surplus; (iii) overhauled; (iv) repairable; and (v) as removed. A factory-new or new surplus part is one that has never been installed or used. Factory-new parts are purchased from FAA-approved manufacturers (such as HEICO or OEMs) or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part is one that has been completely repaired and inspected by a licensed repair facility such as ours. An aircraft spare part is classified as "repairable" if it can be repaired by a licensed repair facility under applicable regulations. A part may also be classified as "repairable" if it can be removed by the operator from an aircraft or jet engine while operating under an approved maintenance program and is airworthy and meets any manufacturer or time and cycle restrictions applicable to the part. A "factory-new," "new surplus," "overhauled" or "repairable" part designation indicates that the part can be immediately utilized on an aircraft. A part in "as removed" condition requires inspection and possibly functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

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

         As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the Flight Support Group which were approximately $300,000 in fiscal 1991, increased to approximately $7.8 million in fiscal 2005, $7.8 million in fiscal 2004 and $7.0 million in 2003. We believe that our Flight Support Group's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

         Our expanded research and development activities have included development of more complex jet engine and aircraft component replacement parts. We now have approximately 2,800 parts approved by the FAA that are actively being marketed and have cumulative FAA approvals for over 4,000 parts. We believe the development and subsequent sale of PMA parts represents a significant long-term market opportunity. In fiscal 2005, the FAA granted us PMAs for approximately 300 new parts; however, no assurance can be given that the FAA will continue to grant PMAs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

         In November 2005, the Flight Support Group established a new market presence in the distribution of OEM aftermarket products through the acquisition of a leading distributor and designer of FAA-Approved hydraulic, pneumatic, mechanical and electro-mechanical components for the commercial, regional and general aviation markets. See Note 19, Subsequent Events, of the Notes to Consolidated Financial Statements.

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

         Electro-Optical Infrared Simulation and Test Equipment. Our Electronic Technologies Group believes it is a leading international designer and manufacturer of niche state-of-the-art simulation, testing and calibration equipment used in the development of missile seeking technology, airborne targeting and reconnaissance systems, shipboard targeting and reconnaissance systems, space-based sensors as well as ground vehicle-based systems. These products include infrared scene projector equipment, such as our MIRAGE IR Scene Simulator, high precision blackbody sources, software and integrated calibration systems.

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

         Electro-Optical, Microwave and Other Power Equipment. We produce power supplies, amplifiers and flash lamp drivers used in laser systems for military, medical and other applications that are sometimes utilized with our Rangefinder Receivers. We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders and flight computers. We offer custom or standard designs that solve challenging OEM requirements and meet stringent agency safety and emissions requirements. Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies and custom power supply designs.

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

         High Voltage Interconnection Devices. We design and manufacture high and very high voltage interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets. Among others, our products are utilized in aircraft missile defense, fighter pilot helmet displays, avionic systems, medical applications, wireless communications, as well as industrial applications including high voltage test equipment and underwater monitoring systems.

         In November 2005, we expanded our capabilities within the Electronic Technologies Group by an acquisition of a company specializing in the design, manufacture and sale of advanced high-technology, high-speed interface products utilized in homeland security, defense, medical, research, astronomical and other applications across numerous industries. See Note 19, Subsequent Events, of the Notes to Consolidated Financial Statements.

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

         We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry and telecommunications companies as well as medical, scientific and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 24% of total net sales during the year ended October 31, 2005.

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

BACKLOG

         Our total backlog of unshipped orders was $61.3 million as of October 31, 2005 compared to $45.2 million as of October 31, 2004. The Flight Support Group's backlog of unshipped orders was $22.8 million as of October 31, 2005 as compared to $16.3 million as of October 31, 2004. This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders. The increase in the Flight Support Group's backlog reflects improved demand for its aftermarket replacement parts and repair and overhaul services, as well as orders of new products and services. Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The Electronic Technologies Group's backlog of unshipped orders was $38.5 million as of October 31, 2005 as compared to $28.9 million as of October 31, 2004. The increase in the Electronic

Technologies Group's backlog is primarily related to additional backlogs from fiscal 2005 acquisitions. Substantially the entire backlog of orders as of October 31, 2005 is expected to be delivered during fiscal 2006.

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

EMPLOYEES

         As of October 31, 2005, we had 1,556 full-time and part-time employees, of whom 1,026 were in the Flight Support Group, 511 were in the Electronic Technologies Group, and 19 were Corporate. None of our employees is represented by a union. We believe that we have good relations with our employees.

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

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. The code of ethics is located on our web site at http://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the web site. Also located on the web site is our Corporate Governance Guidelines, Finance/Audit Committee Charter, Nominating & Corporate Governance Committee Charter and Compensation Committee Charter.

         Copies of the above referenced materials will be made available, free of charge, upon written request to the Corporate Secretary at the Company's headquarters.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by, our executive officers as of December 31, 2005:

                                                                                    DIRECTOR
NAME                   AGE                      POSITION(S)                          SINCE
--------------------   ---   ----------------------------------------------------   --------
Laurans A. Mendelson    67   Chairman of the Board, President and Chief               1989
                             Executive Officer
Thomas S. Irwin         59   Executive Vice President and Chief Financial               -
                             Officer
Eric A. Mendelson       40   Executive Vice President and Director; President and     1992
                             Chief Executive Officer of HEICO Aerospace Holdings
                             Corp.
Victor H. Mendelson     38   Executive Vice President, General Counsel and            1996
                             Director; President and Chief Executive Officer
                             of HEICO Electronic Technologies Corp.
James L. Reum           74   Executive Vice President of HEICO                          -
                             Aerospace Holdings Corp.

         Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. He has also served as Chief Executive Officer of the Company since February 1990 and President of the Company since September 1991. HEICO Corporation is a member of the Aerospace Industries Association (AIA) in Washington D.C., and Mr. Mendelson frequently serves on the Board of Governors of AIA. He is also Chairman of the Board of Trustees, member of the Executive Committee and member of the Society of Mt. Sinai Founders of Mt. Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson served as a Trustee of Columbia University in The City of New York from 1995 to 2001, as well as Chairman of the Trustees' Audit Committee. Mr. Mendelson currently serves as Trustee Emeritus of Columbia University and is a member of the Trustees' Finance and Audit Committees. Mr. Mendelson is a Certified Public Accountant. Laurans A. Mendelson is the father of Eric Mendelson and Victor Mendelson.

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

         Victor H. Mendelson has served as Executive Vice President of the Company since 2001, Vice President of the Company from 1996 to 2001, as President and Chief Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of the Company, since September 1996 and as General Counsel of the Company since 1993. He served as Executive Vice President of the Company's former MediTek Health Corporation subsidiary from 1994 and its Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company, developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. He is a Trustee of the Greater Miami Chamber of Commerce, a Trustee of St. Thomas University in Miami Gardens, Florida and a Director of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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

ITEM 2.   PROPERTIES

         The Company owns or leases a number of facilities, which are utilized by its Flight Support Group (FSG), Electronic Technologies Group (ETG), and Corporate office. Summary information on the facilities utilized within the FSG and the ETG to support their principal operating activities is as follows:

FLIGHT SUPPORT GROUP

    Manufacture of Jet Engine and Aircraft Component Replacement Parts

    Location         Square footage   Owned/Leased   Description
    --------------   --------------   ------------   -----------------------------------------
    California           137,000         Leased      Manufacturing and engineering facilities
    Florida              121,000          Owned      Manufacturing and engineering facilities,
                                                      warehouse and corporate headquarters
    Florida               14,000         Leased      Engineering facility and storage facility
    Georgia               38,000          Owned      Manufacturing and engineering facility
    New Mexico            35,000         Leased      Manufacturing and engineering facility
    Washington            16,000         Leased      Manufacturing and engineering facilities
    Connecticut           10,000         Leased      Manufacturing and engineering facility
    Indiana                7,000         Leased      Manufacturing and engineering facility
    Tennessee              6,000         Leased      Manufacturing and engineering facility
    India                  3,000         Leased      Sales office

    Repair and Overhaul of Jet Engine and Aircraft Components

    Location         Square footage   Owned/Leased   Description
    --------------   --------------   ------------   -----------------------------------------
    Florida              132,000          Owned      Repair and overhaul facilities
    Florida                5,000         Leased      Repair and overhaul facility
    California            27,000         Leased      Repair and overhaul facility

ELECTRONIC TECHNOLOGIES GROUP

    Manufacture of Electronic and Electro-Optical Equipment

    Location         Square footage   Owned/Leased   Description
    --------------   --------------   ------------   -----------------------------------------
    Florida               62,000         Leased      Manufacturing and engineering facilities
    Massachusetts         56,000          Owned      Manufacturing and engineering facility
    Massachusetts          8,000         Leased      Manufacturing and engineering facility
    Ohio                  29,000         Leased      Manufacturing and engineering facilities
    California            26,000         Leased      Manufacturing and engineering facility
    Texas                 20,000          Owned      Manufacturing and engineering facility
    United Kingdom        12,000          Owned      Manufacturing and engineering facility

    Repair and Overhaul of Aircraft Electronic Equipment

    Location         Square footage   Owned/Leased   Description
    --------------   --------------   ------------   -----------------------------------------
    Ohio                  21,000         Leased      Repair and overhaul facility

CORPORATE

    Location         Square footage   Owned/Leased   Description
    --------------   --------------   ------------   -----------------------------------------
    Florida                4,000   (1)    Owned      Corporate headquarters and administrative
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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

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

                              CLASS A COMMON STOCK

                                                              CASH
                                                           DIVIDENDS
                                       HIGH        LOW     PER SHARE
                                     --------   --------   ---------
               FISCAL 2004:
                    First Quarter    $  14.40   $  10.77   $    .025
                    Second Quarter      13.89       9.99          --
                    Third Quarter       14.00      11.55        .025
                    Fourth Quarter      15.18      12.06          --

               FISCAL 2005:
                    First Quarter    $  17.80   $  13.70   $    .025
                    Second Quarter      17.63      14.67          --
                    Third Quarter       19.10      14.52        .025
                    Fourth Quarter      19.69      16.17          --

         As of January 6, 2006, there were 966 holders of record of the Company's Class A Common Stock.

                                  COMMON STOCK

                                                              CASH
                                                           DIVIDENDS
                                       HIGH        LOW     PER SHARE
                                     --------   --------   ---------
               FISCAL 2004:
                    First Quarter    $  18.45   $  13.71   $    .025
                    Second Quarter      17.45      12.90          --
                    Third Quarter       18.45      14.45        .025
                    Fourth Quarter      19.70      16.00          --

               FISCAL 2005:
                    First Quarter    $  23.41   $  17.86   $    .025
                    Second Quarter      22.72      18.55          --
                    Third Quarter       25.08      18.32        .025
                    Fourth Quarter      25.41      21.03          --

         As of January 6, 2006, there were 910 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         The Company has historically paid semi-annual cash dividends on both its Class A Common Stock and Common Stock. In July 2005, HEICO paid its 54th consecutive semi-annual cash dividend since 1979. HEICO's Board of Directors presently intends to continue the payment of regular semi-annual cash dividends on both classes of its common stock. The Company's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants under its revolving credit facility.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about the Company's equity compensation plans as of October 31, 2005.

                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                         TO BE ISSUED UPON      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                            EXERCISE OF         EXERCISE PRICE OF         PLANS (EXCLUDING
                                        OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                        WARRANTS AND RIGHTS    WARRANTS AND RIGHTS           COLUMN (a))
PLAN CATEGORY                                   (a)                    (b)                      (c)
-------------------------------------   --------------------   --------------------   ----------------------
Equity compensation plans approved by
    security holders (1)                           3,061,288   $               9.20                  156,303

Equity compensation plans not
    approved by security holders (2)                 527,392   $              11.19                       --
                                        --------------------                          ----------------------
Total                                              3,588,680   $               9.50                  156,303
                                        ====================                          ======================

----------
(1) Represents aggregated information pertaining to the Company's three equity compensation plans: the 1993 Stock Option Plan, the Non-Qualified Stock Option Plan and the 2002 Stock Option Plan. See Note 8, Stock Options, of the Notes to Consolidated Financial Statements for further information regarding these plans.

(2) Represents stock options granted to two former shareholders of an acquired business pursuant to employment agreements entered into in connection with the acquisition in fiscal 1999. Such stock options were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant.

ISSUER PURCHASES OF EQUITY SECURITIES

         As announced by the Company on October 21, 2002, the Company's Board of Directors has authorized the repurchase of up to 425,000 shares of its Class A Common Stock and/or Common Stock to be executed, at management's discretion, in the open market or via private transactions. From October 21, 2002 through October 31, 2003, the Company repurchased 22,000 shares of its Class A Common Stock. The remaining 403,000 shares authorized for repurchase are subject to certain restrictions included in the Company's revolving credit agreement. The Company did not repurchase any shares of its Class A Common Stock and/or Common Stock during fiscal 2005 or 2004. The repurchase program does not have a fixed termination date.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                    FOR THE YEAR ENDED OCTOBER 31, (1)
                                                 -----------------------------------------------------------------------
                                                    2001         2002            2003         2004               2005
                                                 ----------   ----------      ----------   ----------         ----------
                                                                   (in thousands, except per share data)
OPERATING DATA:
Net sales                                        $  171,259   $  172,112      $  176,453   $  215,744         $  269,647
                                                 ----------   ----------      ----------   ----------         ----------
Gross profit                                         71,146       61,502          58,104       75,812            100,996
Selling, general and administrative expenses         40,155       39,102          34,899       43,193             56,347
                                                 ----------   ----------      ----------   ----------         ----------
Operating income                                     30,991       22,400          23,205       32,619(5)          44,649
                                                 ----------   ----------      ----------   ----------         ----------
Interest expense                                      2,486        2,248           1,189        1,090              1,136
                                                 ----------   ----------      ----------   ----------         ----------
Interest and other income                             1,598           97              93           26                528
                                                 ----------   ----------      ----------   ----------         ----------
Life insurance proceeds                                  --           --              --        5,000(6)              --
                                                 ----------   ----------      ----------   ----------         ----------
Gain on sale of product line                             --        1,230(3)           --           --                 --
                                                 ----------   ----------      ----------   ----------         ----------
Net income                                       $   15,833   $   15,226(4)   $   12,222   $   20,630(5)(6)   $   22,812
                                                 ==========   ==========      ==========   ==========         ==========
Weighted average number of common
 shares outstanding:(2)
    Basic                                            21,917       23,004          23,237       24,037             24,460
    Diluted                                          24,536       24,733          24,531       25,755             26,323

PER SHARE DATA: (2)
Net income:
    Basic                                        $      .72   $      .66(4)   $      .53   $      .86(5)(6)   $      .93
    Diluted                                             .65          .62(4)          .50          .80(5)(6)          .87
Cash dividends                                         .041         .045            .045         .050               .050

BALANCE SHEET DATA (AS OF OCTOBER 31):
Total assets                                     $  325,640   $  336,332      $  333,244   $  364,255         $  435,624
Total debt (including current portion)               67,014       55,986          32,013       18,129             34,124
Minority interests in consolidated
 subsidiaries                                        36,845       38,313          40,577       44,644             49,035
Shareholders' equity                                188,769      207,064         221,518      247,402            273,503

----------
(1) Results include the results of acquisitions from each respective effective date.

(2) Information has been adjusted retroactively to give effect to 10% stock dividends paid in shares of Class A Common Stock in August 2001 and January 2004.

(3) Represents an increase in the gain on sale of Trilectron Industries, Inc., a product line sold in September 2000, of $1,230 ($765, or $.03 per basic and diluted share, net of tax) resulting from the elimination of certain reserves upon expiration of indemnification provisions of the sale.

(4) Includes the recovery of a portion of taxes paid in prior years resulting from an income tax audit, which increased net income by $2,107, or $.09 per basic and diluted share, net of related expenses. The aggregate increase in net income from the gain on sale of a product line (see Note 3 above) and the recovery of taxes was $2,872, or $.12 per basic and diluted share.

(5) Operating income was reduced by an aggregate of $850 in restructuring expenses recorded by certain subsidiaries of the Flight Support Group that provide repair and overhaul services including $350 recorded in cost of sales and $500 recorded in selling, general and administrative expenses. The restructuring expenses decreased net income by $427, or $.02 per basic and diluted share.

(6) Represents proceeds from a $5,000 key-person life insurance policy maintained by a subsidiary of the Flight Support Group. The minority interest's share of this income totaled $1,000, which is reported as a component of minority interests' share of income. Accordingly, the life insurance proceeds increased net income by $4,000, or $.17 per basic and $.16 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's operations are comprised of two operating segments, the Flight Support Group (FSG) and the Electronic Technologies Group (ETG).

         The Flight Support Group consists of HEICO Aerospace Holdings Corp. (HEICO Aerospace) and its subsidiaries, which primarily:

     o Manufactures Jet Engine and Aircraft Component Replacement Parts. The Flight Support Group designs and manufactures jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by original equipment manufacturers. The parts are approved by the Federal Aviation Administration (FAA) and they are the functional equivalent of parts sold by original equipment manufacturers. The Flight Support Group also manufactures and sells specialty parts as a subcontractor for original equipment manufacturers and the United States government.

     o Repairs and Overhauls Jet Engine and Aircraft Components. The Flight Support Group repairs and overhauls jet engine and aircraft components for domestic and foreign commercial air carriers, military aircraft operators and aircraft repair and overhaul companies.

         The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (HEICO Electronic) and its subsidiaries, which primarily:

     o Manufactures Electronic and Electro-Optical Equipment. The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infra-red simulation, calibration and testing equipment and electromagnetic interference shielding for commercial and military aircraft operators, electronics companies and telecommunications equipment suppliers.

     o Repairs and Overhauls Aircraft Electronic Equipment. The Electronic Technologies Group repairs and overhauls inertial navigation systems and other avionics, instruments, and components for commercial, military and business aircraft operators.

     o Designs and Manufactures High Voltage Interconnection Devices. The Electronic Technologies Group designs and manufactures high voltage interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets.

         The Company's results of operations during each of the past three fiscal years have been affected by a number of transactions. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein. For further information regarding the acquisitions and strategic alliances discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. The acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the effective dates of acquisition.

         During fiscal 2003, the Company acquired Niacc Technology, Inc. The purchase price of the acquisition was paid primarily by using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements. Had the acquisition been made at the beginning of the fiscal year, the pro forma consolidated operating results would not have been materially different from the reported results.

         In December 2003, the Company acquired an 80% interest in Sierra Microwave Technology, Inc., (Sierra) through its Electronic Technologies Group. Under the transaction, the Company formed a new subsidiary, Sierra Microwave Technology, LLC (Sierra LLC), which acquired substantially all of the assets and assumed certain liabilities of Sierra. The new subsidiary is owned 80% by the Company and 20% by certain members of Sierra's management group. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility and with shares of HEICO's Class A Common Stock. The purchase price of the acquisition was not significant to the Company's consolidated financial statements and the pro forma consolidated operating results assuming Sierra had been acquired as of the beginning of fiscal 2004 would not have been materially different from the reported results. However, the operating results of Sierra LLC had a positive impact on the Electronic Technologies Group in fiscal 2004, as further explained within this Item 7 under the caption "Comparison of Fiscal 2004 to Fiscal 2003".

         During fiscal 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired Connectronics, Corp. and its affiliate, Wiremax, Ltd. (collectively "Connectronics") in December 2004, Lumina Power, Inc. (Lumina) in February 2005, and an 85% interest in HVT Group, Inc. (HVT) in September 2005. The remaining 15% interest is held by certain members of HVT's management group. The operating results of each acquired company were included in the Company's results from their effective acquisition date. The purchase price of each acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements individually or in aggregate. Had each acquisition been made at the beginning of the fiscal year, the pro forma consolidated operating results would not have been materially different from the reported results.

CRITICAL ACCOUNTING POLICIES

         The Company believes that the following are its most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

         Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2005, 2004 or 2003.

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

Valuation of Goodwill

         The Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss shall be recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any. The determination of fair value requires the Company to make a number of estimates, assumptions and judgments of such factors as earnings multiples, projected revenues and operating expenses and the Company's weighted average cost of capital. If there is a material change in such assumptions used by the Company in determining fair value or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material impairment charge. Based on the annual goodwill test for impairment as of October 31, 2005, the Company determined there is no impairment of its goodwill.

         One of the Company's reporting units has experienced a decline in sales to foreign military customers over the past three fiscal years. The reporting unit is actively developing various expanded capabilities, but experienced some delays in fiscal 2004 and 2005. Based on progress to date, the Company continues to expect that the various expanded capabilities will result in significant sales and earnings for the reporting unit beginning in fiscal 2006 and beyond. The timing of such sales and earnings are primarily based upon certain regulatory and sales matters. Using management's best estimates of these assumptions, the Company determined that there is no impairment of the reporting unit's goodwill as of October 31, 2005. Should the reporting unit incur significant delays in further developing the expanded capabilities and successfully selling and marketing them, the Company could be required to recognize an impairment of all or a portion of the reporting unit's goodwill, which had a carrying value of $17.3 million as of October 31, 2005.

RESULTS OF OPERATIONS

         The following table sets forth the results of the Company's operations, net sales and operating income by operating segment, and the percentage of net sales represented by the respective items in the Company's Consolidated Statements of Operations:

                                                           FOR THE YEAR ENDED OCTOBER 31,
                                               --------------------------------------------------
                                                    2003              2004              2005
                                               --------------    --------------    --------------
Net sales                                      $  176,453,000    $  215,744,000    $  269,647,000
                                               --------------    --------------    --------------
Cost of sales                                     118,349,000       139,932,000       168,651,000
Selling, general and administrative expenses       34,899,000        43,193,000        56,347,000
                                               --------------    --------------    --------------
Total operating costs and expenses                153,248,000       183,125,000       224,998,000
                                               --------------    --------------    --------------
Operating income                               $   23,205,000    $   32,619,000    $   44,649,000
                                               ==============    ==============    ==============

Net sales by segment:
    Flight Support Group                       $  128,277,000    $  153,238,000    $  185,716,000
    Electronic Technologies Group                  48,597,000        62,648,000        84,094,000
    Intersegment sales                               (421,000)         (142,000)         (163,000)
                                               --------------    --------------    --------------
                                               $  176,453,000    $  215,744,000    $  269,647,000
                                               ==============    ==============    ==============

Operating income by segment:
    Flight Support Group                       $   19,187,000    $   24,251,000    $   35,142,000
    Electronic Technologies Group                   8,497,000        15,259,000        18,631,000
    Other, primarily Corporate                     (4,479,000)       (6,891,000)       (9,124,000)
                                               --------------    --------------    --------------
                                               $   23,205,000    $   32,619,000    $   44,649,000
                                               ==============    ==============    ==============

Net sales                                               100.0%            100.0%            100.0%
Gross profit                                             32.9%             35.1%             37.5%
Selling, general and administrative expenses             19.8%             20.0%             20.9%
Operating income                                         13.2%             15.1%             16.6%
Interest expense                                          0.7%              0.5%              0.4%
Interest and other income                                 0.1%               --               0.2%
Life insurance proceeds                                    --               2.3%               --
Income tax expense                                        4.5%              5.1%              6.0%
Minority interests' share of income                       1.1%              2.3%              1.9%
Net income                                                6.9%              9.6%              8.5%

COMPARISON OF FISCAL 2005 TO FISCAL 2004

Net Sales

         Net sales in fiscal 2005 increased by 25.0% to $269.6 million, as compared to net sales of $215.7 million in fiscal 2004. The increase in net sales reflects an increase of $32.5 million (a 21.2% increase) to $185.7 million in net sales within the FSG, and an increase of $21.4 million (a 34.2% increase) to $84.1 million in net sales within the ETG. The FSG's net sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continuing recovery within the commercial airline industry, as well as increased sales of new products. The increase in net sales within the ETG primarily resulted from the acquisition of Connectronics in December 2004, Lumina in February 2005 and HVT Group in September 2005 as well as improved demand for the Company's defense and industrial electronics components.

         The Company's net sales in fiscal 2005 by market approximated 64% from the commercial aviation industry, 23% from the defense and space industries and 13% from other industrial markets including medical, electronics and telecommunications. Net sales in fiscal 2004 by market approximated 63% from the commercial aviation industry, 24% from the defense and space industries and 13% from other markets.

Gross Profit and Operating Expenses

         The Company's gross profit margin improved to 37.5% in fiscal 2005 as compared to 35.1% in fiscal 2004, reflecting higher margins within the FSG offset by a slight decrease in the ETG margin. The FSG's gross profit margin increase was due principally to improved operating efficiencies resulting from the higher sales volumes within the FSG, lower new product research and development expenses as a percentage of net sales and lower charges related to excess or slow-moving inventory. The ETG's gross profit margin decrease was primarily due to softness in the commercial satellite market. Consolidated cost of sales in fiscal 2005 and fiscal 2004 included approximately $11.3 million and $10.4 million, respectively, of new product research and development expenses.

         SG&A expenses were $56.3 million and $43.2 million in fiscal 2005 and fiscal 2004, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the increase in net sales discussed above, the acquisitions of Connectronics, Lumina and HVT Group and an increase in Corporate expenses. Corporate expenses are up due to increased costs to comply with the Sarbanes-Oxley Act of 2002 and higher accrued performance awards. As a percentage of net sales, SG&A expenses increased slightly to 20.9% in fiscal 2005 compared to 20.0% in fiscal 2004, primarily due to increased costs to comply with the Sarbanes-Oxley Act of 2002.

Operating Income

         Operating income in fiscal 2005 increased by 36.9% to $44.6 million, compared to operating income of $32.6 million in fiscal 2004. The increase in operating income reflects an increase of $3.3 million (a 22.1% increase) in operating income of the ETG from $15.3 million in fiscal 2004 to $18.6 million in fiscal 2005 reflecting the acquisitions of Connectronics, Lumina and HVT Group and an increase of $10.8 million (a 44.9% increase) in operating income of the FSG from $24.3 million in fiscal 2004 to $35.1 million in fiscal 2005 reflecting the higher net sales. These increases were partially offset by the increase in Corporate expenses. As a percentage of net sales, operating income increased from 15.1% in fiscal 2004 to 16.6% in fiscal 2005. The improvement in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 15.8% in fiscal 2004 to 18.9% in fiscal 2005 and a decrease in the ETG's operating income as a percentage of net sales from 24.4% in fiscal 2004 to 22.2% in fiscal 2005. The increase in the FSG's operating income as a percentage of net sales reflects the improved gross margins discussed previously. The decrease in the ETG's operating income as a percentage of net sales reflects the decreased gross margins discussed previously.

Interest Expense

         Interest expense in fiscal 2005 and fiscal 2004 was comparable as the lower weighted average balance outstanding under the revolving credit facility in fiscal 2005 was offset by higher interest rates. Additional information about the Company's revolving credit facility may be found within "Financing Activities", which follows within this Item 7.

Interest and Other Income

         Interest and other income increased to $528,000 in fiscal 2005 from $26,000 in fiscal 2004. The increase was primarily due to the gain on the sale of a 50%-owned joint venture in the third quarter of fiscal 2005 (see Note 11, Sale of Investment in Joint Venture, of the Notes to Consolidated Financial Statements).

Life Insurance Proceeds

         In fiscal 2004, the Company received $5.0 million in proceeds from a key-person life insurance policy maintained by a subsidiary of the FSG. The life insurance proceeds, which are non-taxable, increased net income (after the minority interest's share of the income) in fiscal 2004 by $4.0 million, or $.16 per diluted share.

Income Tax Expense

         The Company's effective tax rate increased from 29.9% in fiscal 2004 to 36.6% in fiscal 2005. The increase is principally due to the aforementioned $5.0 million in life insurance proceeds received in fiscal 2004 that were excluded from the Company's income that was subject to federal income taxes as well as higher state taxes principally related to recent acquisitions and a reduction in the tax benefit on export sales under the federal Extraterritorial Income Exclusion provisions that began phasing out in fiscal 2005. For a detailed analysis of the provision for income taxes see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Minority Interests' Share of Income

         Minority interests' share of income of consolidated subsidiaries principally relates to the minority interests held in HEICO Aerospace and the 20% minority interest held in Sierra LLC. Minority interests' share of income in fiscal 2005 approximated that of fiscal 2004 as higher operating income of the FSG was offset by the minority interests' share of life insurance proceeds received in fiscal 2004.

Net Income

         The Company's net income was $22.8 million, or $.87 per diluted share, in fiscal 2005 compared to $20.6 million, or $.80 per diluted share, in fiscal 2004. The net impact of the life insurance proceeds reduced by the restructuring expenses increased net income by $3.6 million, or $.14 per diluted share in fiscal 2004.

Outlook

         Both the FSG and the ETG reported significantly improved sales and operating income in fiscal 2005 compared to fiscal 2004. Operating margins within the FSG continued to show year-over-year improvement and operating margins within the ETG continued at a strong level.

         As the Company looks forward to fiscal 2006 and beyond, HEICO will continue to focus on new products, further market penetration, additional acquisition opportunities and maintaining its financial strength. Based on current market conditions and including the results of the Company's recent acquisitions, the Company is targeting fiscal 2006 net sales and earnings growth over fiscal 2005 results with some operating margin improvement.

COMPARISON OF FISCAL 2004 TO FISCAL 2003

Net Sales

         Net sales in fiscal 2004 increased by 22.3% to $215.7 million, as compared to net sales of $176.5 million in fiscal 2003. The increase in net sales reflects an increase of $25.0 million (a 19.5% increase) to $153.2 million in net sales within the FSG, and an increase of $14.1 million (a 28.9% increase) to $62.6 million in net sales within the ETG. The FSG's net sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continuing recovery within the commercial airline industry, as well as increased sales of new products. The increase in net sales within the ETG primarily resulted from the acquisition of Sierra in December 2003 and improved demand for the Company's defense and industrial electronics components.

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

         The restructuring expenses and litigation-related expenses decreased net income by $684,000, or $.03 per diluted share in fiscal 2004. For more information on the restructuring activities, see Note 13, Restructuring Expenses, of the Notes to Consolidated Financial Statements.

         As a percentage of net sales, SG&A expenses remained stable at 20.0% in fiscal 2004 compared to 19.8% in fiscal 2003 despite a .4% increase attributable to the aforementioned restructuring expenses and litigation-related expenses, which reflects efforts to control costs while increasing revenues.

Operating Income

         Operating income in fiscal 2004 increased by 40.6% to $32.6 million, compared to operating income of $23.2 million in fiscal 2003. The increase in operating income reflects an increase of $6.8 million (a 79.6% increase) in operating income of the ETG from $8.5 million in fiscal 2003 to $15.3 million in fiscal 2004 reflecting the acquisition of Sierra and an increase of $5.1 million (a 26.4% increase) in operating income of the FSG from $19.2 million in fiscal 2003 to $24.3 million in fiscal 2004 reflecting the higher net sales. These increases were partially offset by the increase in Corporate expenses. As a percentage of net sales, operating income increased from 13.2% in fiscal 2003 to 15.1% in fiscal 2004. The improvement in operating income as a percentage of net sales reflects an increase in the ETG's operating income as a percentage of net sales from 17.5% in fiscal 2003 to 24.4% in fiscal 2004 and an increase in the FSG's operating income as a percentage of net sales from 15.0% in fiscal 2003 to 15.8% in fiscal 2004 despite a .4% decrease attributable to the aforementioned restructuring expenses and litigation-related expenses. The improvement in the ETG's operating income and operating income as a percentage of net sales reflects the purchase of Sierra and the increased sales, discussed previously. The increase in the FSG's operating income and operating income as a percentage of net sales reflects the increased sales previously discussed and lower SG&A expenses as a percentage of net sales.

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

Income Tax Expense

         The Company's effective tax rate decreased from 35.6% in fiscal 2003 to 29.9% in fiscal 2004 as the aforementioned $5.0 million in life insurance proceeds and the minority interest's share of the income of Sierra LLC are excluded from the Company's income that is subject to federal income taxes. For a detailed analysis of the provision for income taxes see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

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

Operating Activities

         Net cash provided by operating activities was $35.8 million for fiscal 2005, principally reflecting net income of $22.8 million, depreciation and amortization of $7.4 million, minority interests' share of income of $5.1 million, a deferred income tax provision of $3.0 million and a tax benefit related to stock option exercises of $2.8 million, partially offset by an increase in net operating assets of $5.3 million. The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories required to meet increased sales demand associated with new product offerings, sales growth, and increased lead times on certain raw materials; and an increase in accounts receivable due to sales growth, partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes. (See Note 3, Selected Financial Statement Information, of the Notes to Consolidated Financial Statements.)

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

Investing Activities

         Net cash used in investing activities during the three fiscal year period ended October 31, 2005 primarily relates to several acquisitions, including contingent payments, totaling $71.2 million, including $41.5 million in fiscal 2005 and $28.1 million in fiscal 2004. Further details on acquisitions may be found at the beginning of this Item 7 under the caption "Overview". Capital expenditures aggregated $18.7 million over the last three fiscal years, primarily reflecting the expansion of existing production facilities and capabilities, which were generally funded using cash provided by operating activities. In fiscal 2005, the Company received proceeds of $3.5 million from the sale of a building held for sale (see Note 3, Selected Financial Statement Information - Property, Plant and Equipment, of the Notes to Consolidated Financial Statements).

Financing Activities

         The Company borrowed a net $16.0 million under its revolving credit facility in fiscal 2005 and used cash provided by operating activities to make net payments on its revolving credit facility of $14.0 million in fiscal 2004 and $24.0 million in fiscal 2003. The net borrowings made in fiscal 2005 reflect

$37.0 million borrowed to fund the aforementioned acquisitions, net of repayments of $21.0 million. The net payments made in fiscal 2004 reflect $27.0 million borrowed to fund an aforementioned acquisition, net of repayments of $41.0 million. For the three fiscal year period ended October 31, 2005, the Company paid cash dividends aggregating $3.5 million and received proceeds from stock option exercises of $3.7 million.

         In August 2005, the Company amended its revolving credit facility by entering into a $130 million Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which expires in August 2010. The Credit Facility includes a feature that will allow the Company to increase the Credit Facility, at its option, up to an aggregate amount of $175 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions (generally not in excess of an aggregate total of $50 million over any trailing twelve-month period without the requisite approval of the bank syndicate). Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate (LIBOR) plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest, and non-cash charges or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from .75% to 2.00% for LIBOR based borrowings and from .00% to .50% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from .20% to .50% (depending on the Company's leverage ratio). The Credit Facility also includes a $10 million swingline sublimit and a $15 million sublimit for letters of credit. The Credit Facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants that require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the revolving credit facility.

CONTRACTUAL OBLIGATIONS

         The following table summarizes the Company's contractual obligations as of October 31, 2005:

                                                               PAYMENTS DUE BY FISCAL PERIOD
                                                 ---------------------------------------------------------
                                     TOTAL           2006        2007 - 2008    2009 - 2010    THEREAFTER
                                  ------------   ------------   ------------   ------------   ------------
Long-term debt obligations (1)    $ 33,980,000   $         --   $  1,980,000   $ 32,000,000   $         --
Capital lease obligations
 and equipment loans (1)               144,000         63,000         54,000         27,000             --
Operating lease obligations (2)     11,660,000      2,519,000      4,116,000      1,843,000      3,182,000
Purchase obligations (3)             3,171,000      3,171,000             --             --             --
Other long-term liabilities (4)        843,000        274,000        303,000        119,000        147,000
                                  ------------   ------------   ------------   ------------   ------------
Total contractual obligations     $ 49,798,000   $  6,027,000   $  6,453,000   $ 33,989,000   $  3,329,000
                                  ============   ============   ============   ============   ============

----------
    (1) Excludes interest charges on borrowings and the fee on the amount of any unused commitment that the Company may be obligated to pay under its revolving credit facility as such amounts vary. Also excludes interest charges associated with capital lease obligations and equipment loans as such amounts are not material. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and Financing Activities above for additional information regarding the Company's long-term debt and capital lease obligations and equipment loans.

    (2) See Note 17, Commitments and Contingencies - Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding the Company's operating lease obligations.

    (3) Includes additional purchase consideration aggregating $3.0 million relating to the Connectronics and HVT acquisitions. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Also includes commitments for capitalized expenditures and excludes all purchase obligations for inventory and supplies in the ordinary course of business.

    (4) Includes projected payments aggregating $488,000 under our Directors Retirement Plan, which is explained further in Note 9, Retirement Plans, of the Notes to Consolidated Financial Statements. The plan is unfunded and we pay benefits directly. The amounts in the table do not include amounts related to the Company's deferred compensation arrangement for which there is an offsetting asset included in the Company's Consolidated Balance Sheets. Also includes $355,000 of guaranteed minimum royalty payments as part of an agreement for exclusive license rights to intellectual property.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company has arranged for standby letters of credit aggregating $1.8 million to meet the security requirement of its insurance company for potential workers' compensation claims. As of October 31, 2005, one of the Company's subsidiaries had guaranteed its performance related to a customer contract through two letters of credit, aggregating $.3 million, both expiring December 2005. In November 2005, the letters of credit were extended to April 2006 and increased to an aggregate of $1.2 million. All of these letters of credit are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

         As part of the agreement to acquire an 80% interest in Sierra Microwave Technology, Inc., the Company has the right to purchase the minority interests beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing at approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

         As part of the agreement to purchase Connectronics Corporation, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should Connectronics meet certain earnings objectives during the first four years following the acquisition. The Company accrued $2.2 million of such additional purchase consideration as of October 31, 2005 based on the year-to-date earnings of Connectronics relative to its target, which it expects to pay in fiscal 2006.

         As part of the agreement to purchase Lumina Power, Inc., the Company may be obligated to pay additional purchase consideration in fiscal 2010 currently estimated to total up to $2.3 million should Lumina meet certain product line-related earnings objectives during the fourth and fifth years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met.

         As part of the agreement to acquire an 85% interest in HVT Group, Inc., the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions.

         The Company also accrued additional purchase consideration aggregating $.8 million as of October 31, 2005 in accordance with the agreements related to the Connectronics and HVT acquisitions based principally on the actual value of the net assets acquired. The Company expects to pay this amount in fiscal 2006.

         For additional information on the aforementioned acquisitions, see
Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

         As part of an agreement for exclusive license rights to intellectual property, one of the Company's subsidiaries has guaranteed minimum royalty payments aggregating $355,000 through fiscal 2007.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. The Statement also clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of the Statement will have a material effect on its results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide public companies with its interpretive guidance in applying the provisions of SFAS No. 123(R). SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective for fiscal years beginning after June 15, 2005; therefore, the Company plans to adopt the new requirements in its first quarter of fiscal 2006. Based on the number of stock options outstanding as of October 31, 2005 and the insignificant number of stock options granted during the last two fiscal years, the Company expects the net income effect in fiscal 2006 from the adoption of SFAS No. 123(R) and SAB 107 to be less than the fiscal 2005 pro forma effect included in the table under the Stock Based Compensation section of
Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

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

The adoption of SFAS No. 153 did not have a material effect on the Company's results of operations or financial position.

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

         In September 2005, the Emerging Issues Task Force ("EITF") reached a consensus on issue EITF 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination". EITF 05-6 resolves that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term or that are acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured as of the date the leasehold improvements are purchased or the date of acquisition, as applicable. EITF 05-6 is effective the first reporting period beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on the Company's results of operations or financial position.

FORWARD LOOKING STATEMENTS

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

     o Lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services;

     o Product specification costs and requirements, which could cause an increase to our costs to complete contracts;

     o Governmental and regulatory demands, export policies and restrictions, reductions in defense or space spending by U.S. and/or foreign customers, or competition from existing and new competitors, which could reduce our sales;

     o HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth;

     o HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aviation, defense, space and electronics industries, which could negatively impact our costs and revenues; and

     o HEICO's ability to maintain effective internal controls, which could adversely affect our business and the market price of our common stock.

         We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk to which the Company has exposure is interest rate risk, mainly related to its revolving credit facility and industrial revenue bonds, which have variable interest rates. Interest rate risk associated with the Company's variable rate debt is the potential increase in interest expense from an increase in interest rates. Periodically, the Company enters into interest rate swap agreements to manage its interest expense. The Company did not have any interest rate swap agreements in effect as of October 31, 2005. Based on the Company's aggregate outstanding variable rate debt balance of $34 million as of October 31, 2005, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $156,000 in fiscal 2006.

         The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2005 would not have a material effect on the Company's results of operations or financial position.

         The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in British pound sterling. A hypothetical 10% weakening in the exchange rate of the British pound sterling to the United States dollar as of October 31, 2005 would not have a material effect on the Company's results of operations or financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       HEICO CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
Management's Report on Internal Control Over Financial Reporting.................................     32
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial
     Reporting...................................................................................     33
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.....     35
Consolidated Balance Sheets as of October 31, 2005 and 2004......................................     36
Consolidated Statements of Operations for the years ended October 31, 2005,
     2004 and 2003...............................................................................     37
Consolidated Statements of Shareholders' Equity and Comprehensive Income
     for the years ended October 31, 2005, 2004 and 2003.........................................     38
Consolidated Statements of Cash Flows for the years ended October 31, 2005,
     2004 and 2003...............................................................................     39
Notes to Consolidated Financial Statements.......................................................     40

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management of HEICO Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

         o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

         Based on our assessment, management believes that, as of October 31, 2005, the Company's internal control over financial reporting is effective.

         The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the Company's internal control over financial reporting. Their report appears on the following page.

Date: January 17, 2006

/s/ LAURANS A. MENDELSON                                 /s/ THOMAS S. IRWIN
------------------------                                 -----------------------
Laurans A. Mendelson                                     Thomas S. Irwin
Chief Executive Officer                                  Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Shareholders of HEICO Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that HEICO Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2005 of the Company and our report dated January 17, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
January 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Shareholders of HEICO Corporation:

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedule presented in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 17, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
January 17, 2006

                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        AS OF OCTOBER 31,
                                                                                -------------------------------
                                                                                     2005             2004
                                                                                --------------   --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $    5,330,000   $      214,000
     Accounts receivable, net                                                       47,668,000       36,798,000
     Inventories, net                                                               62,758,000       48,020,000
     Prepaid expenses and other current assets                                       3,159,000        3,208,000
     Deferred income taxes                                                           7,218,000        5,672,000
                                                                                --------------   --------------
        Total current assets                                                       126,133,000       93,912,000

Property, plant and equipment, net                                                  46,663,000       40,558,000
Goodwill                                                                           248,229,000      216,674,000
Other assets                                                                        14,599,000       13,111,000
                                                                                --------------   --------------
        Total assets                                                            $  435,624,000   $  364,255,000
                                                                                ==============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                       $       63,000   $       58,000
     Trade accounts payable                                                         11,129,000        7,969,000
     Accrued expenses and other current liabilities                                 32,473,000       20,244,000
     Income taxes payable                                                            6,285,000        3,771,000
                                                                                --------------   --------------
        Total current liabilities                                                   49,950,000       32,042,000

Long-term debt, net of current maturities                                           34,061,000       18,071,000
Deferred income taxes                                                               22,431,000       16,262,000
Other non-current liabilities                                                        6,644,000        5,834,000
                                                                                --------------   --------------
        Total liabilities                                                          113,086,000       72,209,000
                                                                                --------------   --------------
Minority interests in consolidated subsidiaries                                     49,035,000       44,644,000
                                                                                --------------   --------------
Commitments and contingencies (Notes 2 and 17)
Shareholders' equity:
     Preferred Stock, $.01 par value per share; 10,000,000 shares authorized;
      300,000 shares designated as Series B Junior Participating Preferred
      Stock and 300,000 shares designated as Series C Junior Participating
      Preferred Stock; none issued                                                          --               --
     Common Stock, $.01 par value par share; 30,000,000 shares authorized;
      10,057,690 and 9,898,451 shares issued and outstanding, respectively             101,000           99,000
     Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 14,517,669 and 14,325,304 shares issued and outstanding,
      respectively                                                                     145,000          143,000
     Capital in excess of par value                                                192,523,000      187,950,000
     Accumulated other comprehensive loss                                              (65,000)              --
     Retained earnings                                                              80,799,000       59,210,000
                                                                                --------------   --------------
        Total shareholders' equity                                                 273,503,000      247,402,000
                                                                                --------------   --------------
        Total liabilities and shareholders' equity                              $  435,624,000   $  364,255,000
                                                                                ==============   ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED OCTOBER 31,
                                                        ------------------------------------------------
                                                             2005             2004             2003
                                                        --------------   --------------   --------------
Net sales                                               $  269,647,000   $  215,744,000   $  176,453,000
                                                        --------------   --------------   --------------
Operating costs and expenses:
     Cost of sales                                         168,651,000      139,932,000      118,349,000
     Selling, general and administrative expenses           56,347,000       43,193,000       34,899,000
                                                        --------------   --------------   --------------
Total operating costs and expenses                         224,998,000      183,125,000      153,248,000
                                                        --------------   --------------   --------------
Operating income                                            44,649,000       32,619,000       23,205,000

Interest expense                                            (1,136,000)      (1,090,000)      (1,189,000)
Interest and other income                                      528,000           26,000           93,000
Life insurance proceeds                                             --        5,000,000               --
                                                        --------------   --------------   --------------
Income before income taxes and minority interests           44,041,000       36,555,000       22,109,000

Income tax expense                                          16,100,000       10,948,000        7,872,000
                                                        --------------   --------------   --------------
Income before minority interests                            27,941,000       25,607,000       14,237,000

Minority interests' share of income                          5,129,000        4,977,000        2,015,000
                                                        --------------   --------------   --------------
Net income                                              $   22,812,000   $   20,630,000   $   12,222,000
                                                        ==============   ==============   ==============
Net income per share:
     Basic                                              $          .93   $          .86   $          .53
     Diluted                                            $          .87   $          .80   $          .50

Weighted average number of common shares outstanding:
     Basic                                                  24,460,185       24,036,980       23,236,841
     Diluted                                                26,323,302       25,754,598       24,531,280

   The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                        ACCUMULATED
                                          CLASS A        CAPITAL IN        OTHER
                           COMMON          COMMON        EXCESS OF     COMPREHENSIVE      RETAINED         NOTE       COMPREHENSIVE
                            STOCK          STOCK         PAR VALUE          LOSS          EARNINGS      RECEIVABLE        INCOME
                        ------------   -------------   -------------   -------------   -------------   ------------   -------------
Balances as of
 October 31, 2002       $     94,000   $     116,000   $ 153,847,000   $          --   $  58,007,000   $ (5,000,000)
Net income                        --              --              --              --      12,222,000             --   $  12,222,000
                                                                                                                      -------------
Comprehensive income              --              --              --              --              --             --   $  12,222,000
                                                                                                                      =============
Proceeds from shares
 of common stock sold
 in connection with
 business acquisition
 (Note 17)                        --              --              --              --              --      2,068,000
Cash dividends
 ($.045 per share)                --              --              --              --      (1,055,000)            --
Tax benefit from
 stock options
 exercises                        --              --         348,000              --              --             --
Proceeds from stock
 option exercises              3,000           1,000         985,000              --              --             --
Repurchase of common
 stock                            --              --        (120,000)             --              --             --
Other                             --              --           4,000              --          (2,000)            --
                        ------------   -------------   -------------   -------------   -------------   ------------
Balances as of
 October 31, 2003             97,000         117,000     155,064,000              --      69,172,000     (2,932,000)
10% stock dividend on
 common stock and
 Class A Common Stock
 paid in shares of
 Class A Common Stock
 (Note 7)                         --          22,000      29,342,000              --     (29,393,000)            --
Net income                        --              --              --              --      20,630,000             --   $  20,630,000
                                                                                                                      -------------
Comprehensive income              --              --              --              --              --             --   $  20,630,000
                                                                                                                      =============
Shares issued in
 connection with
 business acquisition
 (Note 2)                         --           3,000       2,997,000              --              --             --
Proceeds from shares
 of common stock sold
 in connection with
 business acquisition
 (Note 17)                        --              --              --              --              --      1,259,000
Adjustment to
 guaranteed resale
 value of shares of
 common stock issued
 in connection with
 business acquisition
 (Note 17)                        --              --      (1,673,000)             --              --      1,673,000
Cash dividends
 ($.05 per share)                 --              --              --              --      (1,201,000)            --
Tax benefit from
 stock options
 exercises                        --              --       1,258,000              --              --             --
Proceeds from stock
 option exercises              2,000           2,000         959,000              --              --             --
Other                             --          (1,000)          3,000              --           2,000             --
                        ------------   -------------   -------------   -------------   -------------   ------------
Balances as of
 October 31, 2004             99,000         143,000     187,950,000              --      59,210,000             --
Net income                        --              --              --              --      22,812,000             --   $  22,812,000
Foreign currency
 translation
 adjustment (Note 1)              --              --              --         (65,000)             --             --         (65,000)
                                                                                                                      -------------
Comprehensive income              --              --              --              --              --             --   $  22,747,000
                                                                                                                      =============
Cash dividends
 ($.05 per share)                 --              --              --              --      (1,224,000)            --
Tax benefit from
 stock options
 exercises                        --              --       2,830,000              --              --             --
Proceeds from stock
 option exercises              2,000           2,000       1,742,000              --              --             --
Other                             --              --           1,000              --           1,000             --
                        ------------   -------------   -------------   -------------   -------------   ------------
Balances as of
 October 31, 2005       $    101,000   $     145,000   $ 192,523,000   $     (65,000)  $  80,799,000   $         --
                        ============   =============   =============   =============   =============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEAR ENDED OCTOBER 31,
                                                                               ---------------------------------------------
                                                                                   2005            2004            2003
                                                                               -------------   -------------   -------------
Operating Activities:
     Net income                                                                $  22,812,000   $  20,630,000   $  12,222,000
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                        7,409,000       6,779,000       6,720,000
              Deferred income tax provision                                        3,031,000       4,125,000       3,520,000
              Minority interests' share of income                                  5,129,000       4,977,000       2,015,000
              Tax benefit from stock option exercises                              2,830,000       1,258,000         348,000
              Change in estimate of product warranty liability                            --        (535,000)             --
              Restructuring expense related to inventory write-downs                      --         350,000              --
              Changes in assets and liabilities, net of acquisitions:
                   Increase in accounts receivable                                (6,852,000)     (6,193,000)       (101,000)
                   (Increase) decrease in inventories                            (10,113,000)      3,576,000       3,705,000
                   (Increase) decrease in prepaid expenses and other current
                    assets                                                          (119,000)        263,000         999,000
                   Increase (decrease) in trade account payables, accrued
                    expenses and other current liabilities                         9,548,000       6,036,000      (1,390,000)
                   Increase in income taxes payable                                2,163,000       2,951,000         820,000
                   Other                                                             (30,000)       (167,000)          6,000
                                                                               -------------   -------------   -------------
     Net cash provided by operating activities                                    35,808,000      44,050,000      28,864,000
                                                                               -------------   -------------   -------------
Investing Activities:
     Acquisitions and related costs, net of cash acquired                        (41,500,000)    (28,099,000)     (1,554,000)
     Capital expenditures                                                         (8,273,000)     (5,737,000)     (4,723,000)
     Proceeds from sale of building held for sale                                  3,520,000              --              --
     Other                                                                           357,000        (335,000)         85,000
                                                                               -------------   -------------   -------------
     Net cash used in investing activities                                       (45,896,000)    (34,171,000)     (6,192,000)
                                                                               -------------   -------------   -------------
Financing Activities:
     Borrowings on revolving credit facility                                      37,000,000      27,000,000              --
     Payments on revolving credit facility                                       (21,000,000)    (41,000,000)    (24,000,000)
     Cash dividends paid                                                          (1,224,000)     (1,201,000)     (1,055,000)
     Proceeds from stock option exercises                                          1,746,000         963,000         989,000
     Proceeds from shares of common stock sold in connection
      with business acquisition                                                           --       1,259,000       2,068,000
     Repurchases of common stock                                                          --              --        (120,000)
     Other                                                                        (1,300,000)     (1,007,000)       (772,000)
                                                                               -------------   -------------   -------------
     Net cash provided by (used in) financing activities                          15,222,000     (13,986,000)    (22,890,000)
                                                                               -------------   -------------   -------------
Effect of exchange rate changes on cash                                              (18,000)             --              --
                                                                               -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents                               5,116,000      (4,107,000)       (218,000)
Cash and cash equivalents at beginning of year                                       214,000       4,321,000       4,539,000
                                                                               -------------   -------------   -------------
Cash and cash equivalents at end of year                                       $   5,330,000   $     214,000   $   4,321,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (HEICO Aerospace) and HEICO Electronic Technologies Corp. (HEICO Electronic) and their subsidiaries (collectively, the Company), is principally engaged in the design, manufacture and sale of aerospace, defense, and electronics related products and services throughout the United States and internationally. HEICO Aerospace's principal subsidiaries include HEICO Aerospace Corporation, Jet Avion Corporation, LPI Industries Corporation, Aircraft Technology, Inc., Northwings Accessories Corporation, McClain International, Inc., Rogers-Dierks, Inc., Turbine Kinetics, Inc., Thermal Structures, Inc., Future Aviation, Inc., Aero Design, Inc., HEICO Aerospace Parts Corp., Aviation Facilities, Inc., Jetseal, Inc. and Niacc-Avitech Technologies Inc. HEICO Electronic's principal subsidiaries include Radiant Power Corp., Leader Tech, Inc., Santa Barbara Infrared, Inc., Analog Modules, Inc., Inertial Airline Services, Inc., Sierra Microwave Technology, LLC, Connectronics Corporation, Lumina Power, Inc. and HVT Group, Inc. The Company's customer base is primarily the commercial airline, defense, space and electronics industries. As of October 31, 2005, the Company's principal operations are located in Glastonbury, Connecticut; Atlanta, Georgia; Chelmsford and Peabody, Massachusetts; Cleveland and Toledo, Ohio; Georgetown, Texas; Mt. Juliet, Tennessee; Anacortes and Spokane, Washington; Corona, Fresno, and Santa Barbara, California; Fort Myers, Hollywood, Miami, Orlando, Sarasota, Tampa and Titusville, Florida; and Great Dunmow, U.K.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines, and two subsidiaries within HEICO Electronic, which are 80% and 85% owned, respectively. In addition, HEICO Aerospace consolidates a joint venture formed in March 2001, which is 16%-owned by American Airlines' parent company, AMR Corporation, and an 80%-owned subsidiary. (See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.) All significant intercompany balances and transactions are eliminated.

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

         Buildings and improvements............................  20 to 55 years
         Leasehold improvements................................  2 to 20 years
         Machinery and equipment...............................  3 to 10 years
         Tooling...............................................  2 to 5 years

         The costs of major additions and improvements are capitalized. Leasehold improvements are amortized over the shorter of the leasehold improvement's useful life or the lease term. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss shall be recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any.

         The Company's intangible assets subject to amortization consist primarily of licenses, patents and non-compete agreements and are amortized on the straight-line method over the following estimated useful lives:

         Licenses..............................................  12 to 17 years
         Patents...............................................  10 to 17 years
         Non-compete agreements................................  2 to 7 years

         The Company's intangible assets not subject to amortization consist of trade names. The Company tests each non-amortizing asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test consists of a comparison of the fair value of each intangible asset to its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

INTEREST RATE SWAP AGREEMENTS

         Periodically, the Company enters into interest rate swap agreements to manage interest expense related to its revolving credit facility. Interest rate risk associated with the Company's variable rate revolving credit facility is the potential increase in interest expense from an increase in interest rates. A derivative instrument (e.g. interest rate swap agreement) that hedges the variability of cash flows related to a recognized liability is designated as a cash flow hedge.

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

         The Company did not enter into any interest rate swap agreements in fiscal 2005, 2004 or 2003.

PRODUCT WARRANTIES

         Product warranty liabilities are estimated at the time of shipment and recorded as a component of accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets. The amount recognized is based on historical claims cost experience.

REVENUE RECOGNITION

         Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2005, 2004 or 2003. Revenues earned from rendering services represented less than 10% of consolidated net sales for all periods presented.

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

FOREIGN CURRENCY TRANSLATION

         All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency are translated at year-end rates of exchange, while revenues and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive income (loss) in shareholders' equity.

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

                                                                    FOR THE YEAR ENDED OCTOBER 31,
                                                           ------------------------------------------------
                                                                2005             2004             2003
                                                           --------------   --------------   --------------
Net income, as reported                                    $   22,812,000   $   20,630,000   $   12,222,000

Add:  Stock-based employee compensation expense included
 in reported net income, net of tax                                 2,000            2,000            3,000

Deduct:  Stock-based employee compensation expense
 determined under a fair value method, net of tax              (1,162,000)      (1,481,000)      (1,724,000)
                                                           --------------   --------------   --------------
Pro forma net income                                       $   21,652,000   $   19,151,000   $   10,501,000
                                                           ==============   ==============   ==============
Net income per share:
    Basic - as reported                                    $          .93   $          .86   $          .53
    Basic - pro forma                                      $          .89   $          .80   $          .45

    Diluted - as reported                                  $          .87   $          .80   $          .50
    Diluted - pro forma                                    $          .82   $          .74   $          .43

CONTINGENCIES

         Losses for contingencies such as product warranties, litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income until they have been realized.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. The Statement also clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of the Statement will have a material effect on its results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". In March 2005, the Securities and Exchange

Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide public companies with its interpretive guidance in applying the provisions of SFAS No. 123(R). SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective for fiscal years beginning after June 15, 2005; therefore, the Company plans to adopt the new requirements in its first quarter of fiscal 2006. Based on the number of stock options outstanding as of October 31, 2005 and the insignificant number of stock options granted during the last two fiscal years, the Company expects the net income effect in fiscal 2006 from the adoption of SFAS No. 123(R) and SAB 107 to be less than the fiscal 2005 pro forma effect included in the table under the Stock Based Compensation section of this Note 1.

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

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Statement eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e. the future cash flows of the entity are not expected to change significantly as a result of the exchange). The provisions of SFAS No. 153 are effective as of the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's results of operations or financial position.

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

         In September 2005, the Emerging Issues Task Force ("EITF") reached a consensus on issue EITF 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination". EITF 05-6 resolves that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term or that are acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured as of the date the leasehold improvements are purchased or the date of acquisition, as applicable. EITF 05-6 is effective the first reporting period beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on the Company's results of operations or financial position.

2.   ACQUISITIONS

         In May 2003, the Company, through a subsidiary, acquired substantially all of the assets and liabilities of Niacc Technology, Inc. (Niacc). Niacc is engaged in the repair and overhaul of aircraft components and accessories principally serving the regional commuter and business aircraft market. The Company paid the purchase price of this acquisition primarily by using proceeds from its revolving credit facility.

         In December 2003, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired an 80% interest in the assets and business of Sierra Microwave Technology, Inc., (Sierra). Under the transaction, the Company formed a new subsidiary, Sierra Microwave Technology, LLC (Sierra
LLC), which acquired substantially all of the assets and assumed certain liabilities of Sierra. The new subsidiary is owned 80% by the Company and 20% by certain members of Sierra's management group. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility and with shares of HEICO's Class A Common Stock. Sierra LLC is engaged in the design and manufacture of certain niche microwave components used in satellites and military products. As part of the agreement to acquire an 80% interest in Sierra, the Company has the right to purchase the minority interests beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing at approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

         In December 2004, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired substantially all of the assets and assumed certain liabilities of Connectronics, Corp. and its affiliate, Wiremax, Ltd. (collectively "Connectronics"). The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. Subject to meeting certain earnings objectives during the first four years following the acquisition, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate. The Company accrued $2.2 million of such additional purchase consideration as of October 31, 2005 based on the year-to-date earnings of Connectronics relative to its target, which it expects to pay in fiscal 2006. Connectronics is engaged in the production of specialty high voltage interconnection devices and wire primarily for defense applications and other markets.

         In February 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired substantially all of the assets and assumed certain liabilities of Lumina Power, Inc. (Lumina). The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. Subject to meeting certain product line-related earnings objectives during the fourth and fifth years following the acquisition, the Company may be obligated to pay additional purchase consideration after the fifth year, which is currently estimated to total up to $2.3 million. The additional purchase consideration will be accrued when the earnings objectives are met. Lumina is engaged in the design and manufacture of power supplies for the laser industry.

         In September 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired an 85% interest in the stock of HVT Group, Inc., (HVT). The remaining 15% interest is held by certain members of HVT's management group. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. As part of the agreement to acquire an 85% interest in HVT, the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. HVT is a leading provider of very high voltage interconnection devices and cable assemblies for the medical equipment, defense and industrial markets.

         In September 2005, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired certain assets and assumed certain liabilities in an aerospace and defense product line acquisition, which will be used in the operations of one of its existing subsidiaries. The purchase price was paid in cash provided by operating activities.

         The Company also accrued additional purchase consideration aggregating $.8 million as of October 31, 2005 in accordance with the agreements related to the Connectronics and HVT acquisitions based principally on the actual value of net assets acquired. The Company expects to pay this amount in fiscal 2006.

         All of the acquisitions described above were accounted for using the purchase method of accounting and the results of each company were included in the Company's results from their effective purchase dates. The purchase price of each acquisition was not significant to the Company's consolidated financial statements individually or in aggregate and the pro forma consolidated operating results assuming each acquisition had been consummated as of the beginning of its respective fiscal year would not have been materially different from the reported results. The costs of each acquisition have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition as determined by management. The allocation of the purchase price of HVT to the tangible and identifiable intangible assets acquired and liabilities assumed in these consolidated financial statements is preliminary until the Company obtains final information regarding their fair values. The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed has been recorded as goodwill (See Note 18, Supplemental Disclosures of Cash Flow Information, of the Notes to Consolidated Financial Statements). The aggregate cost of acquisitions, including payments made in cash and with shares of the Company's common stock and contingent payments, was $41.5 million, $31.1 million and $1.6 million in fiscal 2005, 2004 and 2003, respectively.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                AS OF OCTOBER 31,
                                         -------------------------------
                                              2005             2004
                                         --------------   --------------
Accounts receivable                      $   49,816,000   $   37,380,000
Less: Allowance for doubtful accounts        (2,148,000)        (582,000)
                                         --------------   --------------
      Accounts receivable, net           $   47,668,000   $   36,798,000
                                         ==============   ==============

         The $1.6 million net increase in the Company's allowance for doubtful accounts in fiscal 2005 is principally as a result of bankruptcy filings in the fourth quarter by certain customers in the aviation industry. The associated charge is included in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. (See Note 15, Quarterly Financial Information, of the Notes to Consolidated Financial Statements). The 30% increase in accounts receivable from $36.8 million as of October 31, 2004 to $47.7 million as of October 31, 2005 exceeds the 25% increase the Company experienced in net sales during fiscal 2005 as accounts receivable as of October 31, 2005 reflects the full impact of the fiscal 2005 acquisitions, which only affected net sales since their respective acquisition dates.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                         AS OF OCTOBER 31,
                                                                  -------------------------------
                                                                       2005             2004
                                                                  --------------   --------------
Costs incurred on uncompleted contracts                           $   18,344,000   $   14,798,000
Estimated earnings                                                    11,252,000        8,686,000
                                                                  --------------   --------------
                                                                      29,596,000       23,484,000
Less: Billings to date                                               (21,747,000)     (19,663,000)
                                                                  --------------   --------------
                                                                  $    7,849,000   $    3,821,000
                                                                  ==============   ==============
Included in accompanying consolidated balance
 sheets under the following captions:
   Accounts receivable, net (costs and estimated
    earnings in excess of billings)                               $    7,889,000   $    4,612,000
   Accrued expenses and other current liabilities (billings
    in excess of costs and estimated earnings)                           (40,000)        (791,000)
                                                                  --------------   --------------
                                                                  $    7,849,000   $    3,821,000
                                                                  ==============   ==============

         Changes in estimates did not have a material effect on net income or diluted net income per share in fiscal 2005, 2004, or 2003.

INVENTORIES

                                                                         AS OF OCTOBER 31,
                                                                  -------------------------------
                                                                       2005             2004
                                                                  --------------   --------------
     Finished products                                            $   26,136,000   $   19,838,000
     Work in process                                                  12,634,000        9,597,000
     Materials, parts, assemblies and supplies                        23,988,000       18,585,000
                                                                  --------------   --------------
         Inventories, net                                         $   62,758,000   $   48,020,000
                                                                  ==============   ==============

         Inventories related to long-term contracts were not significant as of October 31, 2005 and 2004.

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

PROPERTY, PLANT AND EQUIPMENT

                                                                         AS OF OCTOBER 31,
                                                                  -------------------------------
                                                                       2005             2004
                                                                  --------------   --------------
     Land                                                         $    3,155,000   $    2,157,000
     Buildings and improvements                                       25,344,000       20,007,000
     Machinery, equipment and tooling                                 53,460,000       55,869,000
     Construction in progress                                          3,128,000        2,239,000
                                                                  --------------   --------------
                                                                      85,087,000       80,272,000
     Less: Accumulated depreciation and amortization                 (38,424,000)     (39,714,000)
                                                                  --------------   --------------
           Property, plant and equipment, net                     $   46,663,000   $   40,558,000
                                                                  ==============   ==============

         The amounts set forth above include tooling costs having a net book value of $3,441,000 and $3,652,000 as of October 31, 2005 and 2004,
respectively. Amortization expense on capitalized tooling was $1,346,000, $1,484,000 and $1,639,000 for the fiscal years ended October 31, 2005, 2004 and 2003, respectively. Expenditures for capitalized tooling costs were $885,000, $955,000 and $952,000 in fiscal 2005, 2004 and 2003, respectively.

         Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment, amounted to approximately $5,574,000, $4,841,000 and $4,659,000 for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

         Included in the Company's property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements. The rotables are stated at a net book value of $3,256,000 and $3,781,000 as of October 31, 2005 and 2004, respectively.
Under the terms of the agreements, the customers may purchase the equipment at specified prices, which are no less than net book value, upon termination of the agreements. The equipment is currently being depreciated over its estimated life.

         In January 2005, the Company received proceeds of $3,520,000 from the sale of vacated building and associated land previously classified as held for sale. The $3,468,000 carrying value of the property was included within other assets in the Company's Consolidated Balance Sheet as of October 31, 2004.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                         AS OF OCTOBER 31,
                                                                  --------------   --------------
                                                                       2005             2004
                                                                  --------------   --------------
    Accrued employee compensation and related payroll taxes       $   13,794,000   $    9,105,000
    Accrued customer rebates and credits                               8,222,000        5,961,000
    Accrued additional purchase consideration                          3,045,000               --
    Other                                                              7,412,000        5,178,000
                                                                  --------------   --------------
        Total accrued expenses and other current liabilities      $   32,473,000   $   20,244,000
                                                                  ==============   ==============

OTHER NON-CURRENT LIABILITIES

         Other non-current liabilities include deferred compensation of $5,847,000 and $5,216,000 as of October 31, 2005 and 2004, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees. The Company makes no contributions to this plan. The assets of this plan related to this deferred compensation liability are held within an irrevocable trust and classified within other assets (long-term) in the accompanying Consolidated Balance Sheets.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company has two operating segments: the Flight Support Group (FSG ) and the Electronic Technologies Group (ETG). Changes in the carrying amount of goodwill during fiscal 2005 and 2004 by operating segment are as follows:

                                                       SEGMENT
                                            -----------------------------    CONSOLIDATED
                                                 FSG             ETG            TOTALS
                                            -------------   -------------   -------------
Balances as of October 31, 2003             $ 119,729,000   $  68,971,000   $ 188,700,000
Goodwill acquired                                      --      27,349,000      27,349,000
Adjustments to goodwill                           559,000          66,000         625,000
                                            -------------   -------------   -------------
Balances as of October 31, 2004               120,288,000      96,386,000     216,674,000
Goodwill acquired                               1,092,000      26,757,000      27,849,000
Accrued additional purchase consideration              --       3,045,000       3,045,000
Adjustments to goodwill                           661,000              --         661,000
                                            -------------   -------------   -------------
Balances as of October 31, 2005             $ 122,041,000   $ 126,188,000   $ 248,229,000
                                            =============   =============   =============

         The goodwill acquired and accrued additional purchase consideration during fiscal 2005 are a result of the Company's acquisitions described in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Adjustments to goodwill consist primarily of additional purchase price payments and contingent purchase price payments to previous owners of acquired businesses.

         Identifiable intangible assets, which are recorded within other assets in the Company's Consolidated Balance Sheets, consist of:

                                                            AS OF OCTOBER 31,
                         ---------------------------------------------------------------------------------------
                                            2005                                         2004
                         ------------------------------------------   ------------------------------------------
                            GROSS                          NET           GROSS                          NET
                           CARRYING      ACCUMULATED     CARRYING       CARRYING      ACCUMULATED     CARRYING
                            AMOUNT      AMORTIZATION      AMOUNT         AMOUNT      AMORTIZATION      AMOUNT
                         ------------   ------------   ------------   ------------   ------------   ------------
Amortizing Assets

Licenses                 $  1,000,000   $   (252,000)  $    748,000   $  1,000,000   $   (178,000)  $    822,000
Patents                       477,000        (60,000)       417,000        338,000        (32,000)       306,000
Non-compete agreements        660,000       (129,000)       531,000        110,000        (49,000)        61,000
                         ------------   ------------   ------------   ------------   ------------   ------------
                            2,137,000       (441,000)     1,696,000      1,448,000       (259,000)     1,189,000
Non-Amortizing Assets

Trade names                 3,650,000             --      3,650,000             --             --             --
                         ------------   ------------   ------------   ------------   ------------   ------------
                         $  5,787,000   $   (441,000)  $  5,346,000   $  1,448,000   $   (259,000)  $  1,189,000
                         ============   ============   ============   ============   ============   ============

         The increase in the gross carrying amount of non-compete agreements and trade names as of October 31, 2005 compared to October 31, 2004 principally relates to such intangible assets recognized in connection with fiscal 2005 acquisitions. (See Note 2, Acquisitions, and Note 18, Supplemental Disclosures of Cash Flow Information, of the Notes to Consolidated Financial Statements.) The weighted average amortization period of the non-compete agreements acquired in fiscal 2005 is approximately six years. Acquisitions of intangible assets were not significant in fiscal 2004.

         Amortization expense of other intangible assets was $193,000, $112,000 and $98,000 for the fiscal years ended October 31, 2005, 2004 and 2003, respectively. Amortization expense for each of the next five fiscal years is expected to be $259,000 in fiscal 2006, $196,000 in fiscal 2007, $180,000 in fiscal 2008, $166,000 in fiscal 2009, and $166,000 in fiscal 2010.

5.   LONG-TERM DEBT

         Long-term debt consists of:

                                                     AS OF OCTOBER 31,
                                              -------------------------------
                                                   2005             2004
                                              --------------   --------------
Borrowings under revolving credit facility    $   32,000,000   $   16,000,000
Industrial Development Revenue Refunding
 Bonds - Series 1988                               1,980,000        1,980,000
Capital leases and equipment loans                   144,000          149,000
                                              --------------   --------------
                                                  34,124,000       18,129,000
Less: Current maturities of long-term debt           (63,000)         (58,000)
                                              --------------   --------------
                                              $   34,061,000   $   18,071,000
                                              ==============   ==============

         The aggregate amount of long-term debt maturing by fiscal year is $63,000 in fiscal 2006, $39,000 in fiscal 2007, $1,995,000 in fiscal 2008,
$18,000 in fiscal 2009, and $32,009,000 in fiscal 2010.

REVOLVING CREDIT FACILITY

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

         As of October 31, 2005 and 2004, the Company had a total of $32 million and $16 million, respectively, borrowed under its revolving credit facility at weighted average interest rates of 4.7% and 2.9%, respectively. The amounts were primarily borrowed to partially fund acquisitions (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements).

INDUSTRIAL DEVELOPMENT REVENUE BONDS

         The industrial development revenue bonds outstanding as of October 31, 2005 represent bonds issued by Broward County, Florida in 1988 (the 1988 bonds). The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (2.8% and 1.8% as of October 31, 2005 and 2004, respectively). The 1988 bonds as amended are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

6.   INCOME TAXES

         The provision for income taxes on income before income taxes and minority interests for each of the three fiscal years ended October 31 is as follows:

                                              2005           2004           2003
                                          ------------   ------------   ------------
               Current:
                 Federal                  $ 11,346,000   $  6,088,000   $  3,908,000
                 State                       1,667,000        735,000        444,000
                 Foreign                        56,000             --             --
                                          ------------   ------------   ------------
                                            13,069,000      6,823,000      4,352,000
               Deferred                      3,031,000      4,125,000      3,520,000
                                          ------------   ------------   ------------
               Total income tax expense   $ 16,100,000   $ 10,948,000   $  7,872,000
                                          ============   ============   ============

         The following table reconciles the federal statutory tax rate to the Company's effective tax rate for each of the three fiscal years ended
October 31:

                                                                            2005       2004       2003
                                                                          --------   --------   --------
     Federal statutory tax rate                                               35.0%      35.0%      35.0%
     State taxes, less applicable federal income tax reduction                 3.2        2.2        2.5
     Net tax benefit related to non-taxable life insurance proceeds             --       (4.8)        --
     Net tax benefit on export sales                                          (1.8)      (2.3)      (2.3)
     Net tax benefit (liability) on minority interest's share of income        (.5)       (.9)        .4
     Other, net                                                                 .7         .7         --
                                                                          --------   --------   --------
         Effective tax rate                                                   36.6%      29.9%      35.6%
                                                                          ========   ========   ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that it will generate sufficient future taxable income to utilize all of its deferred tax assets and has therefore not recorded a valuation allowance on any such asset. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              AS OF OCTOBER 31,
                                                       -------------------------------
                                                            2005             2004
                                                       --------------   --------------
     Deferred tax assets:
       Inventories                                     $    4,268,000   $    3,744,000
       Deferred compensation liability                      2,286,000        2,096,000
       Allowance for doubtful accounts receivable             810,000          187,000
       Customer rebates accrual                               739,000          623,000
       Capitalized research and development expenses          502,000          709,000
       Other                                                1,535,000        1,640,000
                                                       --------------   --------------
           Total deferred tax assets                       10,140,000        8,999,000
                                                       --------------   --------------
     Deferred tax liabilities:
       Intangible asset amortization                       20,722,000       15,545,000
       Accelerated depreciation                             4,504,000        3,966,000
       Other                                                  127,000           78,000
                                                       --------------   --------------
           Total deferred tax liabilities                  25,353,000       19,589,000
                                                       --------------   --------------
           Net deferred tax liability                  $  (15,213,000)  $  (10,590,000)
                                                       ==============   ==============

         The net deferred tax liability is classified on the balance sheet as follows:

                                                              AS OF OCTOBER 31,
                                                       -------------------------------
                                                            2005             2004
                                                       --------------   --------------
     Current asset                                     $    7,218,000   $    5,672,000
     Long-term liability                                  (22,431,000)     (16,262,000)
                                                       --------------   --------------
     Net deferred tax liability                        $  (15,213,000)  $  (10,590,000)
                                                       ==============   ==============

         The increase in the net deferred tax liability from $10.6 million as of October 31, 2004 to $15.2 million as of October 31, 2005 is due to the $3.0 million deferred income tax expense for fiscal 2005 and $1.6 million in net deferred tax liabilities recognized in connection with an acquisition in fiscal 2005. The net deferred tax liabilities recognized principally relate to differences between the assigned values and the tax bases of identifiable intangible assets and property, plant and equipment acquired. No deferred tax assets or liabilities were recognized in connection with the Company's acquisitions in fiscal 2004 or 2003.

         Certain individual holders of non-qualified stock options issued by the Company exchanged certain stock options for annuity contracts in 1999 - 2002. As a result, the recognition of compensation income otherwise reportable upon the exercise of stock options was deferred. Accordingly, the Company has reported the compensation income to the individuals for income tax purposes and taken the corresponding tax deduction on the Company's income tax returns beginning in fiscal 2004 on an installment basis over the lives of the annuity contracts. The individuals and the Company each are in discussions with the Internal Revenue Service, which could accelerate the income reportable by the individuals and accelerate the Company's corresponding compensation deduction benefit allowable on its income tax returns. If the income is accelerated, the Company would receive a tax refund of approximately $5 million, which would be recorded as a tax benefit from stock option exercises by increasing Capital in Excess of Par Value, a component of Shareholders' Equity in the Company's Consolidated Balance Sheets. Absent a resolution, the Company expects to continue to report the compensation income to the individuals and record the corresponding tax credit and increase in Capital in Excess of Par Value over the lives of the annuity contracts through fiscal 2016.

7.   SHAREHOLDERS' EQUITY

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

SHARE REPURCHASES

         In accordance with the Company's share repurchase program, 22,000 shares of Class A Common Stock were repurchased at a total cost of $120,000 in fiscal 2003. No shares were repurchased in fiscal 2005 or 2004.

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

8.   STOCK OPTIONS

         The Company currently has two stock option plans, the 2002 Stock Option Plan (2002 Plan) and the Non-Qualified Stock Option Plan under which stock options may be granted. The Company's 1993 Stock Option Plan (1993 Plan) terminated in March 2003 on the tenth anniversary of its effective date. No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms. In addition, the Company granted stock options to two former shareholders of an acquired business pursuant to employment agreements entered into in connection with the acquisition in fiscal 1999. A total of 3,744,983 shares of the Company's stock are reserved for issuance to employees, directors, officers, and consultants as of October 31, 2005, including 3,588,680 shares currently under option and 156,303 shares available for future grants. Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options are granted with an exercise price of not less than 100% of the fair market value of the Company's common stock as of date of grant (110% thereof in certain cases) and are exercisable in percentages specified as of the date of grant over a period up to ten years. Only employees are eligible to receive incentive stock options. Non-qualified stock options under the 2002 Plan may be granted at less than fair market value and may be immediately exercisable. Options granted under the Non-Qualified Stock Option Plan may be granted with an exercise price of no less than the fair market value of the Company's common stock as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant. The options granted pursuant to the

2002 Plan may be with respect to Common Stock and/or Class A Common Stock, in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee in its sole discretion. The stock options granted to two former shareholders of an acquired business were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant. Options under all stock option plans expire not later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

         Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

                                                           SHARES UNDER OPTION
                                        SHARES      ----------------------------------
                                       AVAILABLE                     WEIGHTED AVERAGE
                                       FOR GRANT       SHARES         EXERCISE PRICE
                                     ------------   ------------   -------------------
Outstanding as of October 31, 2002        338,591      4,866,501        $    8.31
Granted                                  (503,250)       503,250        $    7.20
Cancelled                                 331,082       (334,749)       $   13.10
Exercised                                      --       (586,327)       $    2.30
                                     ------------   ------------
Outstanding as of October 31, 2003        166,423      4,448,675        $    8.62
Granted                                   (10,000)        10,000        $   13.19
Cancelled                                     880        (20,332)       $   12.26
Exercised                                      --       (403,076)       $    2.75
                                     ------------   ------------
Outstanding as of October 31, 2004        157,303      4,035,267        $    9.20
Granted                                    (1,000)         1,000        $   19.08
Cancelled                                      --        (82,637)       $   13.38
Exercised                                      --       (364,950)       $    5.36
                                     ------------   ------------
Outstanding as of October 31, 2005        156,303      3,588,680        $    9.50
                                     ============   ============

         Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2005 is as follows:

COMMON STOCK

                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  -------------------------------------------------------   ------------------------------
                                   WEIGHTED          WEIGHTED AVERAGE                        WEIGHTED
   RANGE OF          NUMBER        AVERAGE              REMAINING             NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE (YEARS)   EXERCISABLE   EXERCISE PRICE
---------------   -----------   --------------   ------------------------   -----------   ----------------
$ 1.16 - $ 2.90       111,182       $  1.84                 0.9                 111,182       $  1.84
$ 2.91 - $ 7.00       308,017       $  4.75                 0.7                 308,017       $  4.75
$ 7.01 - $12.00       642,250       $  8.99                 5.6                 459,249       $  9.32
$12.01 - $21.92       479,501       $ 14.43                 5.2                 403,501       $ 14.50
                  -----------                                               -----------
                    1,540,950       $  9.32                 4.1               1,281,949       $  9.20
                  ===========                                               ===========

CLASS A COMMON STOCK

                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  -------------------------------------------------------   ------------------------------
                                   WEIGHTED          WEIGHTED AVERAGE                        WEIGHTED
    RANGE OF         NUMBER        AVERAGE              REMAINING             NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE (YEARS)   EXERCISABLE   EXERCISE PRICE
---------------   -----------   --------------   ------------------------   -----------   ----------------
$ 1.16 - $ 2.90       110,795       $  1.84                  0.9                110,795       $  1.84
$ 2.91 - $ 7.00       436,278       $  4.97                  2.5                355,428       $  4.85
$ 7.01 - $12.00       848,244       $  8.60                  5.2                733,942       $  8.55
$12.01 - $21.92       652,413       $ 15.40                  4.3                598,775       $ 15.60
                  -----------                                               -----------
                    2,047,730       $  9.63                  4.1              1,798,940       $  9.75
                  ===========                                               ===========

         If there were a change in control of the Company, options outstanding for an additional 183,560 shares of Common Stock and 225,530 shares of Class A Common Stock would become immediately exercisable.

         The estimated weighted average fair value of the Class A Common Stock options granted was $9.16, $6.16 and $3.55 per share, respectively in fiscal years 2005, 2004 and 2003. The estimated weighted average fair value of the Common Stock options granted was $4.64 per share in fiscal 2003. There were no grants of Common Stock options in fiscal 2005 and 2004.

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for each of the three fiscal years ended October 31:

                                         2005                2004                2003
                                  -----------------   -----------------   -----------------
                                            CLASS A             CLASS A             CLASS A
                                   COMMON    COMMON    COMMON    COMMON    COMMON    COMMON
                                   STOCK     STOCK     STOCK     STOCK     STOCK     STOCK
                                  -------   -------   -------   -------   -------   -------
Expected stock price volatility        --     43.84%       --     46.87%    52.65%    52.24%
Risk free interest rate                --      4.09%       --      3.28%     3.37%     3.43%
Dividend yield                         --       .38%       --       .38%      .26%      .33%
Expected option life (years)           --         6        --         6         8         8

9.   RETIREMENT PLANS

         The Company has a qualified defined contribution retirement plan (the
Plan) under which eligible employees of the Company and its participating subsidiaries may make elective deferral contributions, effective January 1, 2005, up to the limitations set forth in Section 402(g) of the Internal Revenue Code. Prior to calendar 2005, deferrals were permitted up to 15% of an eligible employee's annual compensation as defined by the Plan. The Company generally makes a 25% or 50% employer matching contribution, as determined by the Board of Directors, based on a participant's Elective Deferral Contribution up to 6% of the Participant's compensation for the Elective Deferral Contribution period. The match is made in the Company's common stock or cash, as determined by the Company. The Company's match of employee contributions paid in common stock is based on the fair market value of the shares as of the date of contribution. The Plan also provides that the Company may contribute additional amounts in its common stock or cash at the discretion of the Board of Directors. Employee contributions can not be invested in Company stock.

         Participants receive 100% vesting in employee contributions. Vesting in Company contributions is based on a participant's number of years of vesting service. Contributions to the Plan charged to income in fiscal 2005, 2004 and 2003 totaled $148,000, $189,000 and $403,000, respectively. The decline in charges to income results principally from the use of forfeited shares within the Plan to make Company contributions. As of October 31, 2005, the Plan held approximately 230,000 forfeited shares of Common Stock and 231,000 forfeited shares of Class A Common Stock, which are available to make future Company contributions.

         In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 2005, 2004 and 2003 are not material to the financial position of the Company. During fiscal 2005, 2004 and 2003, $59,000, $88,000, and $34,000, respectively, were expensed for this plan.

10.  RESEARCH AND DEVELOPMENT EXPENSES

         Cost of sales amounts in fiscal 2005, 2004 and 2003 include approximately $11,311,000, $10,446,000 and $9,224,000 respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements. Such reimbursements were not significant in fiscal 2005, 2004 and 2003.

11.  SALE OF INVESTMENT IN JOINT VENTURE

         During the third quarter of fiscal 2005, the Company's HEICO Aerospace Holdings Corp. subsidiary sold its investment in a 50%-owned joint venture that was accounted for under the equity method and recognized a gain on the sale of $276,000, which is included in interest and other income in the Company's Consolidated Statements of Operations. The Company's investment in the 50%-owned joint venture and its share of the operating results were not significant to the Company's consolidated financial statements.

12.  LIFE INSURANCE PROCEEDS

         In fiscal 2004, the Company received $5.0 million in proceeds from the death benefit of a key-person life insurance policy maintained by a subsidiary of the Flight Support Group that provides repair and overhaul services. The life insurance proceeds, which are non-taxable, increased fiscal 2004 net income (after the minority interest's share of the income) by $4.0 million, or $.16 per diluted share.

13.  RESTRUCTURING EXPENSES

         During the first quarter of fiscal 2005, the Company completed restructuring activities initiated in fiscal 2004 within certain subsidiaries of the Flight Support Group that provide repair and overhaul services. The unexpected death of an executive of certain of the repair and overhaul subsidiaries (see Note 12, Life Insurance Proceeds, of the Notes to Consolidated Financial Statements) was the impetus for the commencement of the restructuring activities, which the Company believes will allow it to better service its customers and improve operating margins. The Company incurred $22,000 of restructuring expenses in fiscal 2005 and $850,000 in fiscal 2004. The fiscal 2004 restructuring expenses include $350,000 of inventory write-downs, which were recorded within cost of sales in the accompanying Consolidated Statements of Operations, and $261,000 of management hiring/relocation related expenses, $168,000 of moving costs and other associated expenses and $71,000 of contract termination costs that were all recorded within selling, general and administrative expenses. The inventory written down is related to older generation aircraft for which repair and overhaul services are being discontinued by the Company. The management hiring/relocation related expenses include one-time employee termination/hiring benefits and relocation costs. The moving costs and other associated expenses consist of moving costs related to the consolidation of two repair and overhaul facilities. Contract termination costs include the lease termination on a facility. The repair and overhaul subsidiaries' restructuring expenses decreased net income (after income taxes and the minority interest's share of the expenses) in fiscal 2004 by $427,000.

         The following table details the restructuring activity that occurred in fiscal 2005 and 2004:

                                                   MANAGEMENT       MOVING
                                                     HIRING/       COSTS AND
                                    INVENTORY      RELOCATION        OTHER        CONTRACT
                                      WRITE-        RELATED       ASSOCIATED     TERMINATION
                                      DOWNS         EXPENSES       EXPENSES         COSTS         TOTALS
                                   ------------   ------------   ------------   ------------   ------------
Balances as of November 1, 2003    $         --   $         --   $         --   $         --   $         --
Restructuring expenses                  350,000        261,000        168,000         71,000        850,000
Cash payments                                --       (197,000)       (57,000)            --       (254,000)
Non-cash amount                        (350,000)            --             --             --       (350,000)
                                   ------------   ------------   ------------   ------------   ------------
Balances as of October 31, 2004              --         64,000        111,000         71,000        246,000
Additional charges and reversals             --         69,000        (47,000)            --         22,000
Cash payments                                --       (133,000)       (64,000)       (71,000)      (268,000)
                                   ------------   ------------   ------------   ------------   ------------
Balances as of October 31, 2005    $         --   $         --   $         --   $         --   $         --
                                   ============   ============   ============   ============   ============

14.  NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per share for each of the three fiscal years ended October 31:

                                                             2005           2004           2003
                                                         ------------   ------------   ------------
Numerator:
  Net income                                             $ 22,812,000   $ 20,630,000   $ 12,222,000
                                                         ============   ============   ============
Denominator:
  Weighted average common shares outstanding - basic       24,460,185     24,036,980     23,236,841
  Effect of dilutive stock options                          1,863,117      1,717,618      1,294,439
                                                         ------------   ------------   ------------
  Weighted average common shares outstanding - diluted     26,323,302     25,754,598     24,531,280
                                                         ============   ============   ============

Net income per share - basic                             $        .93   $        .86   $        .53
Net income per share - diluted                           $        .87   $        .80   $        .50

Anti-dilutive stock options excluded                          181,760        579,837      2,144,694

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                     FIRST         SECOND          THIRD         FOURTH
                                    QUARTER        QUARTER        QUARTER        QUARTER
                                 ------------   ------------   ------------   ------------
         Net sales:
             2005                $ 56,981,000   $ 66,973,000   $ 69,169,000   $ 76,524,000
             2004                  46,151,000     52,793,000     55,820,000     60,980,000
         Gross profit:
             2005                  20,280,000     25,045,000     25,999,000     29,672,000
             2004                  15,536,000     18,714,000     19,616,000     21,946,000
         Net income:
             2005                   4,428,000      5,713,000      6,046,000      6,625,000
             2004                   3,241,000      4,108,000      8,115,000      5,166,000

         Net income per share:
           Basic
             2005                $        .18   $        .23   $        .25   $        .27
             2004                         .14            .17            .34            .21
           Diluted
             2005                         .17            .22            .23            .25
             2004                         .13            .16            .32            .20

         During the third quarter of fiscal 2004, the Company received $5.0 million in life insurance proceeds as referenced in Note 12, Life Insurance Proceeds, of the Notes to Consolidated Financial Statements, which increased net income (after the minority interest's share of the income) by $4.0 million, or $.16 per diluted share.

         During the third and fourth quarters of fiscal 2004 and the first quarter of fiscal 2005, the Company incurred restructuring expenses within certain subsidiaries of its Flight Support Group as referenced in Note 13, Restructuring Expenses, of the Notes to Consolidated Financial Statements. In the third quarter of fiscal 2004, restructuring expenses decreased gross profit by $350,000 and net income by $301,000, or $.01 per diluted share. The net impact of the restructuring expenses in the fourth quarter of fiscal 2004 and first quarter of fiscal 2005 was not significant.

         During the fourth quarter of fiscal 2005, the Company increased its allowance for doubtful accounts by $1.6 million as a result of bankruptcy filings by certain customers in the aviation industry as referenced in Note 3, Selected Financial Statement Information, of the Notes to Consolidated Financial Statements. The associated charge decreased net income by $829,000, or $.03 per diluted share.

         Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year may not equal the sum of the four individual quarters.

16.  OPERATING SEGMENTS

         The Company has two operating segments: the Flight Support Group (FSG) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (ETG), consisting of HEICO Electronic and its subsidiaries. See Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for a list of operating subsidiaries aggregated in each reportable operating segment. The Flight Support Group designs and manufactures FAA-approved jet engine and aircraft component replacement parts, provides FAA-authorized repair and overhaul services and provides subcontracting services to original equipment manufacturers in the aviation industry and the U.S. Government. The Electronic Technologies Group designs and manufactures commercial and military power supplies, circuit board shielding, laser and electro-optical products, infrared simulation and test equipment, and high voltage interconnection devices and cable assemblies and repairs and overhauls aircraft electronic equipment primarily for the aviation, defense, space, and electronics industries.

         The Company's reportable business divisions offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology and service requirements.

SEGMENT PROFIT OR LOSS

         The accounting policies of the Company's operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. Management evaluates segment performance based on segment operating income.

                                                                           OTHER,
                                                 SEGMENT                 PRIMARILY
                                       -----------------------------   CORPORATE AND    CONSOLIDATED
                                            FSG             ETG         INTERSEGMENT       TOTALS
                                       -------------   -------------   -------------   -------------
For the year ended October 31, 2005:
    Net sales                          $ 185,716,000   $  84,094,000   $    (163,000)  $ 269,647,000
    Depreciation and amortization          4,522,000       2,470,000         417,000       7,409,000
    Operating income                      35,142,000      18,631,000      (9,124,000)     44,649,000
    Capital expenditures                   7,059,000       1,163,000          51,000       8,273,000
    Total assets                         230,229,000     188,851,000      16,544,000     435,624,000

For the year ended October 31, 2004:
    Net sales                          $ 153,238,000   $  62,648,000   $    (142,000)  $ 215,744,000
    Depreciation and amortization          4,580,000       1,762,000         437,000       6,779,000
    Operating income                      24,251,000      15,259,000      (6,891,000)     32,619,000
    Capital expenditures                   3,964,000       1,767,000           6,000       5,737,000
    Total assets                         212,615,000     136,860,000      14,780,000     364,255,000

For the year ended October 31, 2003:
    Net sales                          $ 128,277,000   $  48,597,000   $    (421,000)  $ 176,453,000
    Depreciation and amortization          4,895,000       1,399,000         426,000       6,720,000
    Operating income                      19,187,000       8,497,000      (4,479,000)     23,205,000
    Capital expenditures                   2,102,000       2,617,000           4,000       4,723,000
    Total assets                         214,292,000     103,798,000      15,154,000     333,244,000

MAJOR CUSTOMER AND GEOGRAPHIC INFORMATION

         No one customer accounted for 10 percent or more of the Company's consolidated net sales during the last three fiscal years. The Company's net sales originating and long-lived assets held outside of the United States during each of the last three fiscal years were not material.

         Export sales were $69,792,000 in fiscal 2005, $55,695,000 in fiscal 2004 and $47,013,000 in fiscal 2003.

17.  COMMITMENTS AND CONTINGENCIES

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

         Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

               Year ending October 31,
               2006 ...................................   $  2,519,000
               2007 ...................................      2,201,000
               2008 ...................................      1,915,000
               2009 ...................................        949,000
               2010 ...................................        894,000
               Thereafter .............................      3,182,000
                                                          ------------
               Total minimum lease commitments ........   $ 11,660,000
                                                          ============

         Total rent expense charged to operations for operating leases in fiscal 2005, fiscal 2004 and fiscal 2003 amounted to $2,679,000, $2,737,000 and
$2,768,000, respectively.

GUARANTEES

         The Company has arranged for standby letters of credit aggregating to $1.8 million to meet the security requirement of its insurance company for potential workers' compensation claims. As of October 31, 2005, one of the Company's subsidiaries had guaranteed its performance related to a customer contract through two letters of credit aggregating $.3 million, both expiring December 2005. In November 2005, the letters of credit were extended to April 2006 and increased to an aggregate of $1.2 million. All of these letters of credit are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

         Changes in the Company's product warranty liability for fiscal 2005 and 2004 are as follows:

               Balance as of October 31, 2003             $   633,000
               Change in estimate of warranty liability      (535,000)
               Accruals for warranties                        345,000
               Warranty claims settled                       (314,000)
                                                          -----------
               Balance as of October 31, 2004                 129,000
               Acquired warranty liabilities                   89,000
               Accruals for warranties                        488,000
               Warranty claims settled                       (311,000)
                                                          -----------
               Balance as of October 31, 2005             $   395,000
                                                          ===========

         The acquired warranty liabilities in fiscal 2005 pertain to the acquisitions made as further discussed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Based on an analysis of its historical claims cost experience, the Company reduced its estimated warranty liability in fiscal 2004.

         As partial consideration in the acquisition of Inertial Airline Services, Inc. (IAS) in August 2001, the Company issued $5 million in HEICO Class A Common Stock (318,960 shares) and guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2004. Concurrent with the acquisition, the Company loaned the seller $5 million, which was due August 31, 2004 and secured by the 318,960 shares of HEICO Class A Common Stock. The loan was reflected as a reduction of shareholders' equity in the Company's Consolidated Balance Sheets under the caption, "Note Receivable Secured by Class A Common Stock." In fiscal 2003, the seller sold 220,000 shares of the HEICO Class A Common Stock and the Company received the net proceeds of $2.1 million to reduce the note receivable. In fiscal 2004, the Company received net proceeds of $1.2 million from the seller upon the sale of the remaining 98,960 shares of the HEICO Class A Common Stock. Pursuant to the Company's guarantee that the aggregate resale value of the 318,960 shares of Class A Common Stock would be at least $5 million, the $1.7 million difference between the guaranteed value and the $3.3 million of aggregate net proceeds ($2.1 million received in fiscal 2003 and $1.2 million received in fiscal 2004) from the sales of the Class A Common Stock was recorded in fiscal 2004 as a reduction of both capital in excess of par value and the note receivable.

         As part of the agreement to acquire an 80% interest in Sierra Microwave Technology, Inc., in December 2003, the Company has the right to purchase the minority interests beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing at approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

         As part of the agreement to purchase Connectronics Corporation in December 2004, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should Connectronics meet certain earnings objectives during the first four years following the acquisition. The Company accrued $2.2 million of such additional purchase consideration as of October 31, 2005 based on the year-to-date earnings of Connectronics relative to its target, which it expects to pay in fiscal 2006.

         As part of the agreement to purchase Lumina Power, Inc. in February 2005, the Company may be obligated to pay additional purchase consideration currently estimated to total up to $2.3 million should

Lumina meet certain product line-related earnings objectives during the fourth and fifth years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met.

         As part of the agreement to acquire an 85% interest in HVT Group, Inc. in September 2005, the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions.

         The Company also accrued additional purchase consideration aggregating $.8 million as of October 31, 2005 in accordance with the agreements related to the Connectronics and HVT acquisitions based principally on the actual value of the net assets acquired. The Company expects to pay this amount in fiscal 2006.

         As part of an agreement for exclusive license rights to intellectual property, one of the Company's subsidiaries has guaranteed minimum royalty payments aggregating $355,000 through fiscal 2007.

LITIGATION

         The Company is involved in various legal actions arising in the normal course of business. Based upon the Company's and its legal counsel's evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

18.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid for interest was $1,062,000, $1,099,000 and $1,291,000 in fiscal 2005, 2004 and 2003, respectively. Cash paid for income taxes was $8,176,000, $2,688,000 and $3,460,000 in fiscal 2005, 2004 and 2003, respectively. Cash received from income tax refunds in fiscal 2005, 2004 and 2003 was $101,000, $72,000 and $1,300,000, respectively.

         Cash investing activities related to acquisitions, including contingent payments, for each of the three fiscal years ended October 31, is as follows:

                                                          2005             2004             2003
                                                     --------------   --------------   --------------
     Fair value of assets acquired:
          Liabilities assumed                        $    5,202,000   $      684,000   $      698,000
          Less:
            Goodwill                                     28,510,000       24,974,000        1,023,000
            Accounts receivable                           4,055,000        1,785,000          312,000
            Inventories                                   4,645,000          707,000          431,000
            Property, plant and equipment                 4,904,000        1,311,000          408,000
            Trade names                                   3,650,000               --               --
            Non-compete agreements                          560,000               --               --
            Other assets                                    378,000            6,000           78,000
                                                     --------------   --------------   --------------
          Cash paid, including contingent payments   $  (41,500,000)  $  (28,099,000)  $   (1,554,000)
                                                     ==============   ==============   ==============

         In connection with the purchase of Sierra in December 2003 (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements), the Company issued shares of HEICO's Class A Common Stock valued at $3 million, which was allocated to goodwill.

         In connection with the acquisitions of Connectronics and HVT in fiscal 2005, the Company accrued additional purchase consideration aggregating $3.0 million, which was allocated to goodwill (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements).

         Retained earnings were reduced by $29,393,000 in fiscal 2004 as a result of the 10% stock dividend described in Note 7, Shareholders' Equity - Stock Dividend, of the Notes to Consolidated Financial Statements.

         There were no significant capital lease and/or other equipment financing activities during fiscal 2005, 2004, or 2003.

19.  SUBSEQUENT EVENTS (UNAUDITED)

         In November 2005, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired a 51% interest in the assets and business of Seal Dynamics LLC (SDI). SDI is a distributor and designer of FAA-Approved hydraulic, pneumatic, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.

         In November 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired all of the stock of Engineering Design Team, Inc. (EDT) and substantially all of the assets of an EDT affiliate. EDT specializes in the design, manufacture and sale of advanced high-technology, high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer. EDT's products are utilized in homeland security, defense, medical, research, astronomical and other applications across numerous industries.

         The purchase price of each acquisition was not significant to the Company's consolidated financial statements individually or in aggregate and was principally paid using proceeds from the Company's revolving credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and its Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report on Form 10-K is made known to them by others on a timely basis and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management's report on the Company's internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Deloitte & Touche LLP's attestation report on the Company's assessment of its internal control over financials reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 2005.

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

ITEM 11.   EXECUTIVE COMPENSATION

         Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2005.

         Equity compensation plan information is set forth in Item 5 of Part II hereof under the caption "Equity Compensation Plan Information."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning the principal accountant's fees and services is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2005.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                                                       PAGE
                                                                                                       ----
  Management's Report on Internal Control Over Financial Reporting.............................         32
  Report of Independent Registered Public Accounting Firm on Internal Control Over Financial
       Reporting...............................................................................         33
  Report of Independent Registered Public Accounting Firm on Consolidated Financial
       Statements..............................................................................         35
  Consolidated Balance Sheets at October 31, 2005 and 2004.....................................         36
  Consolidated Statements of Operations for the years ended October 31, 2005,
       2004 and 2003...........................................................................         37
  Consolidated Statements of Shareholders' Equity and Comprehensive Income
       for the years ended October 31, 2005, 2004 and 2003.....................................         38
  Consolidated Statements of Cash Flows for the years ended October 31, 2005,
       2004 and 2003...........................................................................         39
  Notes to Consolidated Financial Statements...................................................         40

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of the Company and subsidiaries is included herein:

     o   Schedule II - Valuation and Qualifying Accounts

         All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or notes thereto presented in Part II, Item 8.

(a)(3)   EXHIBITS

EXHIBIT        DESCRIPTION
-------        -----------------------------------------------------------------
  2.1     --   Amended and Restated Agreement of Merger and Plan of
               Reorganization, dated as of March 22, 1993, by and among HEICO
               Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant's
               Registration Statement on Form S-4 (Registration No. 33-57624)
               Amendment No. 1 filed on March 19, 1993.*

  3.1     --   Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on
               March 19, 1993.*

EXHIBIT        DESCRIPTION
-------        -----------------------------------------------------------------
  3.2     --   Articles of Amendment of the Articles of Incorporation of the
               Registrant, dated April 27, 1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
               8-B dated April 29, 1993.*

  3.3     --   Articles of Amendment of the Articles of Incorporation of the
               Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

  3.4     --   Articles of Amendment of the Articles of Incorporation of the
               Registrant, dated March 19, 1998, are incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form
               S-3 (Registration No. 333-48439) filed on March 23, 1998.*

  3.5     --   Articles of Amendment of the Articles of Incorporation of the
               Registrant, dated as of November 2, 2003, are incorporated by reference to Exhibit 3.5 to the Form 10-K for the year ended
               October 31, 2003.*

  3.6     --   Bylaws of the Registrant are incorporated by reference to
               Exhibit 3.4 to the Form 10-K for the year ended
               October 31, 1996.*

  4.0     --   The description and terms of the Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunBank, N.A., as Rights Agent, dated as of November 2, 1993, incorporated by reference to Exhibit 1 to the Form 8-K dated
               November 2, 1993.*

  4.1     --   The description and terms of the Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunTrust Bank, N.A., as Rights Agent, dated as of November 2,
               2003, incorporated by reference to Exhibit 4.0 to the Form 8-K dated November 2, 2003.*

 10.1     --   Loan Agreement, dated March 1, 1988, between HEICO Corporation and Broward County, Florida is incorporated by reference to
               Exhibit 10.1 to the Form 10-K for the year ended October 31, 1994.*

 10.2     --   SunBank Reimbursement Agreement, dated February 28, 1994, between
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

EXHIBIT        DESCRIPTION
-------        -----------------------------------------------------------------
  10.5    --   Amendment, dated July 20, 2000, to the SunBank Reimbursement
               Agreement dated February 28, 1994, between HEICO Aerospace
               Corporation and SunTrust Bank is incorporated by reference to
               Exhibit 10.5 to the Form 10-K for the year ended October 31, 2000.*

  10.6    --   Amendment, dated as of January 14, 2004, to the SunBank
               Reimbursement Agreement, dated as of February 28, 1994, between
               HEICO Aerospace Corporation and SunTrust Bank is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 31, 2004.*

  10.7#   --   HEICO Savings and Investment Plan, as amended and restated
               effective as of January 1, 2002 is incorporated by reference to
               Exhibit 10.6 to the Form 10-K for the year ended October 31, 2002.*

  10.8#   --   First Amendment, effective as of January 1, 2002, to the HEICO
               Savings and Investment Plan, is incorporated by reference to
               Exhibit 10.7 to the Form 10-K for the year ended October 31, 2003.*

  10.9#   --   Second Amendment, effective as of January 1, 2002, to the HEICO
               Savings and Investment Plan, is incorporated by reference to
               Exhibit 10.8 to the Form 10-K for the year ended October 31, 2003.*

 10.10#   --   Third Amendment, effective as of October 1, 2003, to the HEICO
               Savings and Investment Plan, is incorporated by reference to
               Exhibit 10.9 to the Form 10-K for the year ended October 31, 2003.*

 10.11#   --   Fourth Amendment, with portions effective as of January 1, 2005, and other portions effective as of January 1, 2004, to the HEICO
               Savings and Investment Plan, is incorporated by reference to
               Exhibit 10.11 to the Form 10-K for the year ended October 31, 2004. *

 10.12#   --   Fifth Amendment, effective as of March 28, 2005, to the HEICO
               Savings and Investment Plan is incorporated by reference to
               Exhibit 10.1 to the Form 10-Q for the quarterly period ended
               April 30, 2005. *

 10.13#   --   Sixth Amendment, effective as of January 1, 2006, to the HEICO
               Savings and Investment Plan. **

 10.14#   --   Non-Qualified Stock Option Agreement for Directors, Officers and
               Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

 10.15#   --   HEICO Corporation 1993 Stock Option Plan, as amended, is
               incorporated by reference to Exhibit 4.7 to the Company's
               Registration Statement on Form S-8 (Registration No. 333-81789) filed on June 29, 1999.*

 10.16#   --   HEICO Corporation 2002 Stock Option Plan, effective March 19,
               2002, is incorporated by reference to Exhibit 10.10 to the Form
               10-K for the year ended October 31, 2002.*

EXHIBIT        DESCRIPTION
-------        -----------------------------------------------------------------
 10.17#   --   HEICO Corporation Directors' Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

 10.18#   --   Key Employee Termination Agreement, dated as of April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended
               October 31, 1992.*

 10.19    --   Shareholders Agreement, dated October 30, 1997, by and between
               HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit
               10.32 to Form 10-K/A for the year ended October 31, 1997.*

 10.20    --   Revolving Credit Agreement, dated as of May 15, 2003, among HEICO
               Corporation and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 29, 2003.*

 10.21    --   Consent to Extension dated as of April 5, 2004 to the Revolving
               Credit Agreement dated as of May 15, 2003 among HEICO Corporation and SunTrust Bank, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2004.*

 10.22    --   First Amendment, effective as of April 13, 2005, to the Revolving
               Credit Agreement among HEICO Corporation as Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit
               10.1 to Form 10-Q for the quarterly period ended July 31, 2005. *

 10.23    --   Amended and Restated Revolving Credit Agreement, dated as of
               August 4, 2005, among HEICO Corporation, as Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent; Wachovia Bank, National Association as
               Syndication Agent; and HSBC Bank USA, as Documentation Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 8, 2005.*

    21    --   Subsidiaries of HEICO Corporation.**

    23    --   Consent of Independent Registered Public Accounting Firm.**

  31.1    --   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
               Officer.**

  31.2    --   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
               Officer.**

  32.1    --   Section 1350 Certification of Chief Executive Officer.***

  32.2    --   Section 1350 Certification of Chief Financial Officer.***

----------
# Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*    Previously filed.
**   Filed herewith.
***  Furnished herewith.

                       HEICO CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                FOR THE YEAR ENDED OCTOBER 31,
                                                          ------------------------------------------
                                                              2005           2004           2003
                                                          ------------   ------------   ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Allowance as of beginning of year                    $    582,000   $    635,000   $  1,622,000
     Additions (deductions) charged (credited) to costs
      and expenses                                           1,867,000        316,000       (133,000)
     Additions from acquisitions                                10,000          4,000         30,000
     Deductions (a)                                           (311,000)      (373,000)      (884,000)
                                                          ------------   ------------   ------------
     Allowance as of end of year                          $  2,148,000   $    582,000   $    635,000
                                                          ============   ============   ============

(a) Principally write-offs of uncollectible accounts receivables, net of recoveries.

INVENTORY VALUATION RESERVES:
     Reserves as of beginning of year                     $ 14,487,000   $ 12,142,000   $  8,129,000
     Additions charged to costs and expenses                 2,218,000      4,553,000      3,697,000
     Additions from acquisitions                               402,000        152,000        350,000
     Deductions (a)                                           (619,000)    (2,360,000)       (34,000)
                                                          ------------   ------------   ------------
     Reserves as of end of year                           $ 16,488,000   $ 14,487,000   $ 12,142,000
                                                          ============   ============   ============

(a) Principally write-offs of slow moving, obsolete or damaged inventory.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HEICO CORPORATION

Date: January 17, 2006                           By: /s/ THOMAS S. IRWIN
                                                     ---------------------------
                                                     Thomas S. Irwin
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LAURANS A. MENDELSON         Chairman, President,
------------------------------   Director (Principal
Laurans A. Mendelson             Executive Officer)

/s/ SAMUEL L. HIGGINBOTTOM       Director
------------------------------
Samuel L. Higginbottom

                                 Director
------------------------------
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON            Director
------------------------------
Eric A. Mendelson

/s/ VICTOR H. MENDELSON          Director
------------------------------
Victor H. Mendelson

/s/ ALBERT MORRISON, JR          Director
------------------------------
Albert Morrison, Jr.

/s/ JOSEPH W. PALLOT             Director
------------------------------
Joseph W. Pallot

/s/ ALAN SCHRIESHEIM             Director
------------------------------
Alan Schriesheim

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------------------------------------------------------------
  10.13   --   Sixth Amendment, effective as of January 1, 2006, to the HEICO
               Savings and Investment Plan.

     21   --   Subsidiaries of HEICO Corporation.

     23   --   Consent of Independent Registered Public Accounting Firm.

   31.1   --   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
               Officer.

   31.2   --   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
               Officer.

   32.1   --   Section 1350 Certification of Chief Executive Officer.

   32.2   --   Section 1350 Certification of Chief Financial Officer.