Form 10-Q
period 2006-01-31
HEICO CORP
filed 2006-03-13
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 2006 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        The number of shares outstanding of each of the registrant's classes of common stock as of March 8, 2006:

        Common Stock, $.01 par value                     10,195,026 shares
        Class A Common Stock, $.01 par value             14,785,270 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION:

  Item 1. Condensed Consolidated Balance Sheets (unaudited)
            as of January 31, 2006 and October 31, 2005....................... 2

          Condensed Consolidated Statements of Operations (unaudited)
            for the three months ended January 31, 2006 and 2005.............. 3

          Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three months ended January 31, 2006 and 2005.............. 4

          Notes to Condensed Consolidated Financial Statements (unaudited).... 5

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 17

  Item 3. Quantitative and Qualitative Disclosures about Market Risks........ 26

  Item 4. Controls and Procedures............................................ 27

PART II. OTHER INFORMATION:

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........ 28

  Item 6. Exhibits........................................................... 28

SIGNATURE.................................................................... 29

                      PART I. ITEM 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                           JANUARY 31,      OCTOBER 31,
                                                                              2006             2005
                                                                         --------------   --------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                              $    9,226,000   $    5,330,000
  Accounts receivable, net                                                   51,045,000       47,668,000
  Inventories, net                                                           78,008,000       62,758,000
  Prepaid expenses and other current assets                                   4,569,000        3,159,000
  Deferred income taxes                                                       7,323,000        7,218,000
                                                                         --------------   --------------
    Total current assets                                                    150,171,000      126,133,000
Property, plant and equipment, net                                           46,010,000       46,663,000
Goodwill                                                                    263,555,000      248,229,000
Other assets                                                                 21,755,000       14,599,000
                                                                         --------------   --------------
    Total assets                                                         $  481,491,000   $  435,624,000
                                                                         ==============   ==============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term debt               $    3,064,000   $       63,000
  Trade accounts payable                                                     13,731,000       11,129,000
  Accrued expenses and other current liabilities                             27,247,000       32,473,000
  Income taxes payable                                                        6,864,000        6,285,000
                                                                         --------------   --------------
    Total current liabilities                                                50,906,000       49,950,000
Long-term debt, net of current maturities                                    61,040,000       34,061,000
Deferred income taxes                                                        23,991,000       22,431,000
Other non-current liabilities                                                 6,640,000        6,644,000
                                                                         --------------   --------------
    Total liabilities                                                       142,577,000      113,086,000
                                                                         --------------   --------------
Minority interests in consolidated subsidiaries                              56,269,000       49,035,000
                                                                         --------------   --------------
Commitments and contingencies (Note 11)
 Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
   Participating Preferred Stock and 300,000 shares designated as
   Series C Junior Participating Preferred Stock; none issued                        --               --
  Common Stock, $.01 par value per share; 30,000,000 shares
   authorized; 10,166,603 and 10,057,690 shares issued and
   outstanding, respectively                                                    102,000          101,000
  Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 14,628,214 and 14,517,669 shares issued and
   outstanding, respectively                                                    146,000          145,000
  Capital in excess of par value                                            195,890,000      192,523,000
  Accumulated other comprehensive loss                                          (48,000)         (65,000)
  Retained earnings                                                          86,555,000       80,799,000
                                                                         --------------   --------------
    Total shareholders' equity                                              282,645,000      273,503,000
                                                                         --------------   --------------
    Total liabilities and shareholders' equity                           $  481,491,000   $  435,624,000
                                                                         ==============   ==============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                          THREE MONTHS ENDED JANUARY 31,
                                                                         -------------------------------
                                                                              2006             2005
                                                                         --------------   --------------
Net sales                                                                $   88,101,000   $   56,981,000
                                                                         --------------   --------------
Operating costs and expenses:
  Cost of sales                                                              56,049,000       36,701,000
  Selling, general and administrative expenses                               16,766,000       11,619,000
                                                                         --------------   --------------
Total operating costs and expenses                                           72,815,000       48,320,000
                                                                         --------------   --------------
Operating income                                                             15,286,000        8,661,000
Interest expense                                                               (808,000)        (233,000)
Interest and other (expense) income                                             (53,000)          36,000
                                                                         --------------   --------------
Income before income taxes and minority interests                            14,425,000        8,464,000
Income tax expense                                                            4,916,000        2,923,000
                                                                         --------------   --------------
Income before minority interests                                              9,509,000        5,541,000
Minority interests' share of income                                           2,760,000        1,113,000
                                                                         --------------   --------------
Net income                                                               $    6,749,000   $    4,428,000
                                                                         ==============   ==============
Net income per share:
  Basic                                                                  $          .27   $          .18
  Diluted                                                                $          .26   $          .17
Weighted average number of common shares outstanding:
  Basic                                                                      24,673,957       24,328,337
  Diluted                                                                    26,231,848       26,213,577
Cash dividends per share                                                 $         .040   $         .025

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                          THREE MONTHS ENDED JANUARY 31,
                                                                         -------------------------------
                                                                              2006             2005
                                                                         --------------   --------------
Operating Activities:
  Net income                                                             $    6,749,000   $    4,428,000
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                             2,149,000        1,724,000
    Deferred income tax provision                                             1,061,000        1,102,000
    Minority interests' share of income                                       2,760,000        1,113,000
    Tax benefit from stock option exercises                                   2,365,000        2,538,000
    Excess tax benefit from stock option exercises                           (1,130,000)              --
    Stock option compensation expense                                           428,000               --
    Changes in assets and liabilities, net of acquisitions:
      Decrease in accounts receivable                                         1,444,000        2,893,000
      Increase in inventories                                                (4,157,000)      (2,806,000)
      Increase in prepaid expenses and other current assets                    (440,000)        (491,000)
      Decrease in trade accounts payables, accrued expenses and other
       current liabilities                                                   (5,751,000)      (2,836,000)
      Increase (decrease) in income taxes payable                               579,000       (3,771,000)
      Other                                                                     291,000           63,000
                                                                         --------------   --------------
  Net cash provided by operating activities                                   6,348,000        3,957,000
                                                                         --------------   --------------
Investing Activities:
  Acquisitions and related costs, net of cash acquired                      (30,062,000)     (14,679,000)
  Capital expenditures                                                       (1,207,000)        (944,000)
  Proceeds from sale of building held for sale                                       --        3,520,000
  Other                                                                         360,000         (235,000)
                                                                         --------------   --------------
  Net cash used in investing activities                                     (30,909,000)     (12,338,000)
                                                                         --------------   --------------
Financing Activities:
  Borrowings on revolving credit facility                                    28,000,000       19,000,000
  Payments on revolving credit facility                                      (1,000,000)      (6,000,000)
  Borrowings on short-term line of credit                                     1,000,000               --
  Cash dividends paid                                                          (991,000)        (610,000)
  Proceeds from stock option exercises                                          576,000          488,000
  Excess tax benefit from stock option exercises                              1,130,000               --
  Other                                                                        (263,000)        (194,000)
                                                                         --------------   --------------
  Net cash provided by financing activities                                  28,452,000       12,684,000
                                                                         --------------   --------------
Effect of exchange rate changes on cash                                           5,000               --
                                                                         --------------   --------------
Net increase in cash and cash equivalents                                     3,896,000        4,303,000
Cash and cash equivalents at beginning of year                                5,330,000          214,000
                                                                         --------------   --------------
Cash and cash equivalents at end of period                               $    9,226,000   $    4,517,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. The October 31, 2005 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

STOCK BASED COMPENSATION

    Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", as interpreted by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense had only been recorded in the consolidated financial statements for any stock options granted below fair market value of the underlying stock as of the date of grant.

    The Company adopted the modified prospective transition method provided for under SFAS 123(R) and accordingly, prior period results have not been retroactively adjusted. The modified prospective transition method requires that stock-based compensation expense be recorded for (i) all new stock options granted on or after November 1, 2005 based on the grant date fair value determined under the provisions of SFAS 123(R) and (ii) all unvested stock options granted prior to November 1, 2005 based on the grant date fair value as determined under the provisions of SFAS No. 123.

    Beginning in the first quarter of fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised ("excess tax benefit") as a financing activity in the Condensed Consolidated Statements of Cash Flows as prescribed by SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Condensed Consolidated Statements of Cash Flows. For the three months ended January 31, 2006, the Company reclassified $1,130,000 of excess tax benefit from stock option exercises from operating activities to financing activities in its Condensed Consolidated Statements of Cash Flow.

    As a result of the adoption of SFAS No. 123(R), the Company's net income for the three months ended January 31, 2006 includes $428,000 of compensation expense and $126,000 of income tax benefit related to the Company's stock options. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

    The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three month period ended January 31, 2005:

                                                  THREE MONTHS ENDED
                                                   JANUARY 31, 2005
                                                  ------------------
Net income, as reported                           $        4,428,000

Deduct:  Stock-based employee compensation
 expense determined under a fair-value method,
 net of tax                                                 (324,000)
                                                  ------------------
Pro forma net income                              $        4,104,000
                                                  ==================
Net income per share:
  Basic - as reported                             $              .18
  Basic - pro forma                               $              .17

  Diluted - as reported                           $              .17
  Diluted - pro forma                             $              .16

    Further information regarding stock options can be found in Note 7, Stock Options.

OTHER NEW ACCOUNTING PRONOUNCEMENTS

    In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. The Statement also clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's results of operations, financial position, or cash flows.

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations, financial position, or cash flows.

2.  ACQUISITIONS

    In November 2005, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired a 51% interest in the assets and business of Seal Dynamics LLC ("SDI"). The remaining 49% interest is principally held by a member of SDI's management group. As part of the agreement to acquire a 51% interest in SDI, the Company has the right to purchase the remaining 49% interest over a seven-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority holder has the right to cause the Company to purchase the same equity interest over the same period. SDI is a distributor and designer of FAA-approved hydraulic, pneumatic, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.

    In November 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired all of the stock of Engineering Design Team, Inc. ("EDT") and substantially all of the assets of an EDT affiliate. Subject to meeting certain earnings objectives during the first four years following the acquisition, the Company may be obligated to pay additional consideration of up to $53.0 million in aggregate. EDT specializes in the design, manufacture and sale of advanced high-technology, high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer. EDT's products are utilized in homeland security, defense, medical, research, astronomical and other applications across numerous industries.

    The acquisitions of SDI and EDT were accounted for using the purchase method of accounting. The purchase price of each acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements individually. The allocation of the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values. The results of operations of SDI and EDT were included in the Company's results of operations effective as of the beginning of fiscal 2006. The Company's unaudited pro forma consolidated operating results for the three months ended January 31, 2005 assuming the acquisitions of SDI and EDT had been consummated as of the beginning of fiscal 2005 would have been net sales of $70,887,000, net income of $5,794,000, basic net income per share of $.24 and diluted net income per share of $.22. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of the beginning of fiscal 2005. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to acquired intangible assets, increased interest expense associated with borrowings to finance the acquisitions, increased performance awards under the terms of the acquisitions and the incremental minority interest in the net income of SDI.

    Cash investing activities related to acquisitions (principally SDI and EDT), including contingent purchase price payments to previous owners of acquired businesses, for the three months ended January 31, 2006 is as follows:

                                                         THREE MONTHS ENDED
                                                          JANUARY 31, 2006
                                                         ------------------
Fair values of assets acquired and liabilities assumed:
  Liabilities assumed                                    $        5,516,000
  Minority interests in consolidated subsidiaries                 4,704,000

  Less:
    Goodwill                                                     15,326,000
    Inventories, net                                             11,089,000
    Identifiable intangible assets                                7,280,000
    Accounts receivable, net                                      4,814,000
    Other assets                                                  1,773,000
                                                         ------------------
  Acquisitions and related costs, net of cash
   acquired                                              $      (30,062,000)
                                                         ==================

3.  SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                                         JANUARY 31, 2006   OCTOBER 31, 2005
                                                                         ----------------   ----------------
Accounts receivable                                                      $     53,570,000   $     49,816,000
Less: Allowance for doubtful accounts                                          (2,525,000)        (2,148,000)
                                                                         ----------------   ----------------
  Accounts receivable, net                                               $     51,045,000   $     47,668,000
                                                                         ================   ================

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                         JANUARY 31, 2006   OCTOBER 31, 2005
                                                                         ----------------   ----------------
Costs incurred on uncompleted contracts                                  $     13,651,000   $     18,344,000
Estimated earnings                                                              7,954,000         11,252,000
                                                                         ----------------   ----------------
                                                                               21,605,000         29,596,000
Less:  Billings to date                                                       (15,686,000)       (21,747,000)
                                                                         ----------------   ----------------
                                                                         $      5,919,000   $      7,849,000
                                                                         ================   ================
Included in accompanying condensed consolidated balance sheets under the following captions:
  Accounts receivable, net (costs and estimated earnings in excess
   of billings)                                                          $      5,943,000   $      7,889,000
  Accrued expenses and other current liabilities (billings in excess
   of costs and estimated earnings)                                               (24,000)           (40,000)
                                                                         ----------------   ----------------
                                                                         $      5,919,000   $      7,849,000
                                                                         ================   ================

    Changes in estimates did not have a material effect on net income or diluted net income per share in the three months ended January 31, 2006 and 2005.

INVENTORIES

                                                                         JANUARY 31, 2006   OCTOBER 31, 2005
                                                                         ----------------   ----------------
Finished products                                                        $     37,599,000   $     26,136,000
Work in process                                                                12,791,000         12,634,000
Materials, parts, assemblies and supplies                                      27,618,000         23,988,000
                                                                         ----------------   ----------------
  Inventories, net                                                       $     78,008,000   $     62,758,000
                                                                         ================   ================

    Inventories related to long-term contracts were not significant as of January 31, 2006 and October 31, 2005.

PROPERTY, PLANT AND EQUIPMENT

                                                                         JANUARY 31, 2006   OCTOBER 31, 2005
                                                                         ----------------   ----------------
Land                                                                     $      3,155,000   $      3,155,000
Buildings and improvements                                                     25,423,000         25,344,000
Machinery, equipment and tooling                                               53,393,000         53,460,000
Construction in progress                                                        3,936,000          3,128,000
                                                                         ----------------   ----------------
                                                                               85,907,000         85,087,000
Less: Accumulated depreciation and amortization                               (39,897,000)       (38,424,000)
                                                                         ----------------   ----------------
  Property, plant and equipment, net                                     $     46,010,000   $     46,663,000
                                                                         ================   ================

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2006 are as follows:

                                                       SEGMENT
                                           -------------------------------     CONSOLIDATED
                                                 FSG              ETG             TOTALS
                                           --------------   --------------    --------------
Balances as of October 31, 2005            $  122,041,000   $  126,188,000    $  248,229,000
Goodwill acquired                              12,117,000        3,185,000        15,302,000
Adjustments to goodwill                            30,000           (6,000)           24,000
                                           --------------   --------------    --------------
Balances as of January 31, 2006            $  134,188,000   $  129,367,000    $  263,555,000
                                           ==============   ==============    ==============

    The goodwill acquired is a result of the acquisitions described in Note 2, Acquisitions. Adjustments to goodwill consist primarily of contingent purchase price payments to previous owners of acquired businesses and adjustments related to the preliminary allocation of the purchase price of recent acquisitions to the assets acquired and liabilities assumed.

    Identifiable intangible assets, which are recorded within other assets in the Company's Condensed Consolidated Balance Sheets, consist of:

                                           AS OF JANUARY 31, 2006                       AS OF OCTOBER 31, 2005
                                 ------------------------------------------   ------------------------------------------
                                     GROSS                         NET            GROSS                         NET
                                   CARRYING      ACCUMULATED     CARRYING       CARRYING      ACCUMULATED     CARRYING
                                    AMOUNT      AMORTIZATION      AMOUNT         AMOUNT      AMORTIZATION      AMOUNT
                                 ------------   ------------   ------------   ------------   ------------   ------------
Amortizing Assets
Customer relationships           $  3,244,000   $   (116,000)  $  3,128,000   $          -   $          -   $          -
Intellectual property               1,992,000       (125,000)     1,867,000              -              -              -
Licenses                            1,000,000       (270,000)       730,000      1,000,000       (252,000)       748,000
Non-compete agreements                860,000       (174,000)       686,000        660,000       (129,000)       531,000
Patents                               477,000        (72,000)       405,000        477,000        (60,000)       417,000
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                    7,573,000       (757,000)     6,816,000      2,137,000       (441,000)     1,696,000
Non-Amortizing Assets
Trade names                         5,494,000              -      5,494,000      3,650,000              -      3,650,000
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                 $ 13,067,000   $   (757,000)  $ 12,310,000   $  5,787,000   $   (441,000)  $  5,346,000
                                 ============   ============   ============   ============   ============   ============

    The increase in the gross carrying amount of customer relationships, intellectual property, non-compete agreements and trade names as of January 31, 2006 compared to October 31, 2005 principally relates to such intangible assets recognized in connection with the acquisitions of EDT and SDI (see Note 2, Acquisitions). The weighted average amortization period of the customer relationships, intellectual property and non-compete agreements acquired during the three months ended January 31, 2006 is approximately seven years, four years, and seven years, respectively.

    Amortization expense of other intangible assets for the three months ended January 31, 2006 was $316,000. Amortization expense of other intangible assets for the fiscal year ending October 31, 2006 is estimated to be $1,248,000. Amortization expense for each of the next five fiscal years is estimated to be $1,185,000 in fiscal 2007, $1,169,000 in fiscal 2008, $1,154,000 in fiscal 2009,
$656,000 in fiscal 2010 and $656,000 in fiscal 2011.

5.  SHORT-TERM AND LONG-TERM DEBT

    One of the Company's subsidiaries has a $6.0 million short-term line of credit with a bank, which expires in June 2006. The line of credit may be used for inventory purchases and other working capital needs and is secured by all the assets of the subsidiary. Borrowings under the line of credit bear interest at a rate mutually agreed upon by the subsidiary and the bank. As of January 31, 2006, $3.0 million was outstanding under the line of credit at a weighted average of 5.1%.

Long-term debt consists of:

                                                                         JANUARY 31, 2006   OCTOBER 31, 2005
                                                                         ----------------   ----------------
Borrowings under revolving credit facility                               $     59,000,000   $     32,000,000
Industrial Development Revenue Refunding Bonds - Series 1988                    1,980,000          1,980,000
Capital leases and equipment loans                                                124,000            144,000
                                                                         ----------------   ----------------
                                                                               61,104,000         34,124,000
Less: Current maturities of long-term debt                                        (64,000)           (63,000)
                                                                         ----------------   ----------------
                                                                         $     61,040,000   $     34,061,000
                                                                         ================   ================

    As of January 31, 2006 and October 31, 2005, the Company had a total of $59 million and $32 million, respectively, borrowed under its revolving credit facility at weighted average interest rates of 5.2% and 4.7%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2006, the Company believes it is in compliance with all such covenants.

    The interest rates on the Series 1988 industrial development revenue bonds were 3.1% and 2.8% as of January 31, 2006 and October 31, 2005, respectively.

6.  SHAREHOLDERS' EQUITY

    Changes in consolidated shareholders' equity for the three months ended January 31, 2006

                                                                                                ACCUMULATED
                                                                CLASS A        CAPITAL IN          OTHER
                                               COMMON           COMMON          EXCESS OF      COMPREHENSIVE      RETAINED
                                                STOCK            STOCK          PAR VALUE          LOSS           EARNINGS
                                           --------------   --------------   --------------   --------------   --------------
Balances as of October 31, 2005            $      101,000   $      145,000   $  192,523,000   $      (65,000)  $   80,799,000
Net income                                             --               --               --               --        6,749,000
Foreign currency translation adjustments               --               --               --           17,000               --
Cash dividends ($.04 per share)                        --               --               --               --         (991,000)
Tax benefit from stock option exercises                --               --        2,365,000               --               --
Proceeds from stock option exercises                1,000            1,000          574,000               --               --
Stock option compensation expense                      --               --          428,000               --               --
Other                                                  --               --               --               --           (2,000)
                                           --------------   --------------   --------------   --------------   --------------
Balances as of January 31, 2006            $      102,000   $      146,000   $  195,890,000   $      (48,000)  $   86,555,000
                                           ==============   ==============   ==============   ==============   ==============

7.  STOCK OPTIONS

    Information concerning stock option activity for the three months ended January 31, 2006 is as follows:

                                                                   SHARES UNDER OPTION
                                               SHARES       ---------------------------------
                                              AVAILABLE                      WEIGHTED-AVERAGE
                                              FOR GRANT         SHARES        EXERCISE PRICE
                                           --------------   --------------   ----------------
Outstanding as of October 31, 2005                156,303        3,588,680   $           9.50
Granted                                                --               --                 --
Cancelled                                             660           (2,647)  $          13.01
Exercised                                              --         (248,167)  $           4.83
                                           --------------   --------------
Outstanding as of January 31, 2006                156,963        3,337,866   $           9.84
                                           ==============   ==============

    Information concerning stock options outstanding and stock options exercisable by class of common stock as of January 31, 2006 is as follows:

COMMON STOCK

                                                             WEIGHTED-   WEIGHTED-AVERAGE
                                                             AVERAGE        REMAINING          AGGREGATE
                                                             EXERCISE       CONTRACTUAL        INTRINSIC
                                               SHARES          PRICE       LIFE (YEARS)          VALUE
                                           --------------   ----------   ----------------   --------------
Outstanding as of January 31, 2006              1,418,298   $     9.70         4.2          $   22,036,000
Exercisable as of January 31, 2006              1,154,297   $     9.65         3.6          $   17,991,000

CLASS A COMMON STOCK

                                                             WEIGHTED-   WEIGHTED-AVERAGE
                                                             AVERAGE        REMAINING          AGGREGATE
                                                             EXERCISE       CONTRACTUAL        INTRINSIC
                                               SHARES          PRICE       LIFE (YEARS)          VALUE
                                           --------------   ----------   ----------------   --------------
Outstanding as of January 31, 2006              1,919,568   $     9.94         4.1          $   20,007,000
Exercisable as of January 31, 2006              1,678,521   $    10.10         3.8          $   17,230,000

    The aggregate intrinsic values in the tables above are calculated based on the difference between the closing price per share of the underlying common stock as reported on the New York Stock Exchange on January 31, 2006 less the option exercise price (if a positive spread) multiplied by the number of stock options.

    Information concerning stock options exercised during the three months ended January 31, 2006 is as follows:

                                                            THREE MONTHS ENDED
                                                             JANUARY 31, 2006
                                                            ------------------
Cash proceeds from stock option exercises                   $          576,000
Tax benefit realized from stock option exercises                     1,379,000
Intrinsic value of stock option exercises                            3,891,000

    Effective as of November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of January 31, 2006, there was $1.6 million of pretax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.

8.  RESEARCH AND DEVELOPMENT EXPENSES

    Cost of sales for the three months ended January 31, 2006 and 2005 includes approximately $3.8 million and $2.4 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

9.  NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31:

                                                                          THREE MONTHS ENDED JANUARY 31,
                                                                         -------------------------------
                                                                              2006             2005
                                                                         --------------   --------------
Numerator:
  Net income                                                             $    6,749,000   $    4,428,000
                                                                         ==============   ==============
Denominator:
    Weighted average common shares outstanding-basic                         24,673,957       24,328,337
    Effect of dilutive stock options                                          1,557,891        1,885,240
                                                                         --------------   --------------
    Weighted average common shares outstanding-diluted                       26,231,848       26,213,577
                                                                         ==============   ==============
Net income per share- basic                                              $         0.27   $         0.18
Net income per share- diluted                                            $         0.26   $         0.17
Anti-dilutive stock options excluded                                             48,161          220,173

10. OPERATING SEGMENTS

    Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2006 and 2005, respectively, is as follows:

                                                                                           OTHER,
                                                                 SEGMENT                  PRIMARILY
                                                     -------------------------------    CORPORATE AND    CONSOLIDATED
                                                           FSG              ETG         INTERSEGMENT        TOTALS
                                                     --------------   --------------   --------------   --------------
For the three months ended January 31, 2006:
  Net sales                                          $   61,689,000   $   26,471,000   $      (59,000)  $   88,101,000
  Depreciation and amortization                           1,194,000          869,000           86,000        2,149,000
  Operating income                                       12,308,000        5,710,000       (2,732,000)      15,286,000
  Capital expenditures                                      815,000          386,000            6,000        1,207,000

For the three months ended January 31, 2005:
  Net sales                                          $   42,263,000   $   14,774,000   $      (56,000)  $   56,981,000
  Depreciation and amortization                           1,136,000          484,000          104,000        1,724,000
  Operating income                                        7,598,000        2,462,000       (1,399,000)       8,661,000
  Capital expenditures                                      734,000          208,000            2,000          944,000

    The total assets held by each operating segment as of January 31, 2006 and October 31, 2005 is as follows:

                                                                 SEGMENT                   OTHER,
                                                     -------------------------------      PRIMARILY      CONSOLIDATED
                                                           FSG              ETG           CORPORATE         TOTALS
                                                     --------------   --------------   --------------   --------------
Total assets as of January 31, 2006                  $  263,412,000   $  200,241,000   $   17,838,000   $  481,491,000
Total assets as of October 31, 2005                     230,229,000      188,851,000       16,544,000      435,624,000

11. COMMITMENTS AND CONTINGENCIES

GUARANTEES

    The Company has arranged for standby letters of credit aggregating $2.2 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through two letters of credit aggregating $1.2 million, both expiring April 2006. These letters of credit are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

    Changes in the Company's product warranty liability for the three months ended January 31, 2006 and 2005, respectively, are as follows:

                                                       2006           2005
                                                   ------------   ------------
Balances as of beginning of fiscal year            $    395,000   $    129,000
Acquired warranty liabilities                            15,000             --
Accruals for warranties                                 112,000        130,000
Warranty claims settled                                (125,000)       (67,000)
                                                   ------------   ------------
Balances as of January 31                          $    397,000   $    192,000
                                                   ============   ============

    As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the Company has the right to purchase the minority interests beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing on approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

    As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should the subsidiary meet certain earnings objectives during the first four years following the acquisition. The Company has $2.2 million of such additional purchase consideration accrued as of January 31, 2006 based on the subsidiary's earnings relative to target for the first year, which it expects to pay in fiscal 2006.

    As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration currently estimated to total up to $2.3 million should the subsidiary meet certain product line-related earnings objectives during the fourth and fifth years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met.

    As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions.

    As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority holder has the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority holder has the right to cause the Company to purchase the same equity interest over the same period.

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional consideration of up to $53.0 million in aggregate during the first four years following the acquisition. The maximum amount of additional consideration that may become payable by year is $6.8 million in fiscal 2006, $9.2 million in fiscal 2007, $17.8 million in fiscal 2008 and $19.2 million in fiscal 2009. The additional purchase consideration will be accrued when the earnings objectives are met.

    The Company has also accrued additional purchase consideration aggregating $.7 million as of January 31, 2006 in accordance with the agreements related to certain acquisitions based principally on the actual value of the net assets acquired. The Company expects to pay this amount in fiscal 2006.

    As part of an agreement for exclusive license rights to intellectual property, one of the subsidiaries of the ETG has guaranteed minimum royalty payments aggregating $.4 million through fiscal 2007.

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

    The Company's critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain, are described in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended October 31, 2005.

    The Company has two operating segments: the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

    The Company's results of operations during the three months ended January 31, 2006 have been affected by several recent acquisitions.

    In November 2005, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired a 51% interest in Seal Dynamics LLC ("SDI"). The remaining 49% interest is principally held by a member of SDI's management group. In November 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired Engineering Design Team, Inc. ("EDT") and an EDT affiliate. The purchase price of each acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements individually. The operating results of SDI and EDT were included in the Company's results of operations effective as of the beginning of fiscal 2006. For further information regarding these acquisitions, see Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

    During fiscal 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired Connectronics, Corp. and its affiliate, Wiremax, Ltd. (collectively "Connectronics") in December 2004, Lumina Power, Inc. ("Lumina") in February 2005, and an 85% interest in HVT Group, Inc. ("HVT") in September 2005. The remaining 15% interest is held by certain members of HVT's management group. The operating results of each acquired company were included in the Company's results of operations from their effective acquisition date.

    As further explained within Comparison of First Quarter of Fiscal 2006 to First Quarter of Fiscal 2005, the first quarter of fiscal 2006 reflects the full impact of each of the above mentioned acquisitions whereas the first quarter of fiscal 2005 includes just the operating results of Connectronics effective as of the December 2005 acquisition date.

RESULTS OF OPERATIONS

    The following table sets forth the results of the Company's operations, net sales and operating income by segment, and the percentage of net sales represented by the respective items in the Company's Condensed Consolidated Statements of Operations.

                                                        THREE MONTHS ENDED
                                                           JANUARY 31,
                                                   ---------------------------
                                                       2006           2005
                                                   ------------   ------------
Net sales                                          $ 88,101,000   $ 56,981,000
                                                   ------------   ------------
Cost of sales                                        56,049,000     36,701,000
Selling, general and administrative expenses         16,766,000     11,619,000
                                                   ------------   ------------
Total operating costs and expenses                   72,815,000     48,320,000
                                                   ------------   ------------
Operating income                                   $ 15,286,000   $  8,661,000
                                                   ============   ============
Net sales by segment:
  Flight Support Group                             $ 61,689,000   $ 42,263,000
  Electronic Technologies Group                      26,471,000     14,774,000
  Intersegment sales                                    (59,000)       (56,000)
                                                   ------------   ------------
                                                   $ 88,101,000   $ 56,981,000
                                                   ============   ============
Operating income by segment:
  Flight Support Group                             $ 12,308,000   $  7,598,000
  Electronic Technologies Group                       5,710,000      2,462,000
  Other, primarily corporate                         (2,732,000)    (1,399,000)
                                                   ------------   ------------
                                                   $ 15,286,000   $  8,661,000
                                                   ============   ============
Net sales                                                 100.0%         100.0%
Gross profit                                               36.4%          35.6%
Selling, general and administrative expenses               19.0%          20.4%
Operating income                                           17.4%          15.2%
Interest expense                                            0.9%           0.4%
Interest and other (expense) income                        (0.1%)          0.1%
Income tax expense                                          5.6%           5.1%
Minority interests' share of income                         3.1%           2.0%
Net income                                                  7.7%           7.8%

COMPARISON OF FIRST QUARTER OF FISCAL 2006 TO FIRST QUARTER OF FISCAL 2005

Net Sales

    Net sales for the first quarter of 2006 increased by 54.6% to $88.1 million, as compared to net sales of $57.0 million for the first three months of fiscal 2005. The increase in net sales reflects an increase of $19.4 million (a 46.0% increase) to $61.7 million in net sales within the FSG and an increase of $11.7 million (a 79.2% increase) to $26.5 million in net sales within the ETG. The FSG's net sales increase primarily reflects the acquisition of SDI and organic growth of approximately 19%. The organic growth reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continued recovery within the commercial airline industry, as well as increased sales of new products and services. The ETG's net sales increase principally reflects the acquisitions of Connectronics, Lumina, HVT and EDT and organic growth of approximately 13% reflecting increased demand for certain products.

Gross Profit and Operating Expenses

    The Company's gross profit margin improved to 36.4% for the first quarter of fiscal 2006 as compared to 35.6% for the first quarter of fiscal 2005, reflecting higher margins within the ETG. The ETG's gross profit margin increase was principally from improved product mix, including a higher margin product mix contributed by recent acquisitions. Consolidated cost of sales for the first quarter of fiscal 2006 and 2005 includes approximately $3.8 million and $2.4 million, respectively, of new product research and development expenses.

    Selling, general and administrative ("SG&A") expenses were $16.8 million and $11.6 million for the first quarter of fiscal 2006 and 2005, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the aforementioned acquisitions, the increase in net sales discussed above, an increase in corporate expenses and stock option compensation expense (see Stock Based Compensation below). Corporate expenses are up due to increased costs to comply with the Sarbanes-Oxley Act of 2002 and higher accrued performance awards. The majority of such costs incurred in fiscal 2005 were not incurred until the second half of fiscal 2005.

Operating Income

    Operating income for the first quarter of fiscal 2006 increased by 76.5% to $15.3 million, compared to operating income of $8.7 million in fiscal 2005. The increase in operating income reflects an increase of $4.7 million (a 62.0% increase) to $12.3 million in operating income of the FSG from $7.6 million for the first quarter of fiscal 2005. Operating income of the ETG increased $3.2 million (a 131.9% increase) to $5.7 million from $2.5 million for the first quarter of fiscal 2005. These increases were partially offset the aforementioned increase in corporate expenses. As a percentage of net sales, operating income increased to 17.4% in the first quarter of fiscal 2006 from 15.2% for the first quarter of fiscal 2005. The improvement in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 18.0% in the first quarter of fiscal 2005 to 20.0% in the first quarter of fiscal 2006 and an increase in the ETG's operating income as a percentage of net sales from

16.7% in the first quarter of fiscal 2005 to 21.6% in the first quarter of fiscal 2006. The increase in the FSG's operating income as a percentage of net sales reflects improved operating efficiencies. The increase in the ETG's operating income as a percentage of net sales reflects the increased gross profit margins discussed previously.

Interest Expense

    Interest expense increased to $808,000 in the first quarter of fiscal 2006 from $233,000 in the first quarter of fiscal 2005. The increase was principally due to a higher weighted average balance outstanding under the revolving credit facility in the first quarter of fiscal 2006 attributable to borrowings related to acquisitions and higher interest rates.

Interest and Other (Expense) Income

    Interest and other (expense) income were not material in the first quarter of fiscal 2006 or 2005.

Income Tax Expense

    The Company's effective tax rate for the first quarter of fiscal 2006 decreased to 34.1% from 34.5% for the first quarter of fiscal 2005. The decrease is principally due to a higher amount of the minority interests' share of income excluded from the Company's fiscal 2006 consolidated income subject to federal income taxes, partially offset by higher state taxes, principally related to recent acquisitions.

Minority Interests' Share of Income

    Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace including the 49% minority interest held in SDI and the minority interests held in the ETG, which consist of the 20% minority interest held in Sierra Microwave Technology, LLC ("Sierra") and the 15% minority interest held in HVT. The increase in the minority interests' share of income for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 is attributable to the acquisitions of SDI (November 2005) and HVT (September 2005) and the higher earnings of the FSG and Sierra.

Net Income

    The Company's net income was $6.7 million, or $.26 per diluted share, for the first quarter of fiscal 2006 compared to $4.4 million, or $0.17 per diluted share, for the first quarter of fiscal 2005 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

OUTLOOK

    The Company reported increased sales and operating income in its two business segments reflecting both growth through acquisitions and strong organic growth.

    Based on increasing product demand and the Company's continued success in introducing new products and services, the Company continues to target growth in fiscal 2006 sales and net income over fiscal 2005 results with some operating margin improvement.

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

Operating Activities

    Net cash provided by operating activities was $6.3 million for the first three months of fiscal 2006, consisting primarily of net income of $6.7 million, minority interests' share of income of consolidated subsidiaries of $2.8 million, a tax benefit on stock option exercises of $2.4 million, depreciation and amortization of $2.1 million, a deferred income tax provision of $1.1 million, and stock option compensation expense of $.4 million, partially offset by an increase in net operating assets of $8.1 million and the reclassification of $1.1 million of excess tax benefit from stock option exercises to a financing activity in accordance with the provisions of SFAS No. 123(R) (see Stock Based Compensation below). The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories required to meet increased sales demand associated with new product offerings, sales growth and increased lead times on certain raw materials; and the payment of performance awards that were accrued as of October 31, 2005. Net cash provided by operating activities increased from $4.0 million for the first three months of fiscal 2005 principally as a result of the increase in net income.

Investing Activities

    Net cash used in investing activities during the first three months of fiscal 2006 related primarily to acquisitions and related costs (principally SDI and EDT) of $30.1 million and capital expenditures totaling $1.2 million.

Financing Activities

    Net cash provided by financing activities during the first three months of fiscal 2006 primarily related to borrowings of $28.0 million on the Company's revolving credit facility to fund the aforementioned acquisitions and $1.1 million of excess tax benefit from stock option exercises classified as a financing activity in accordance with the provisions of SFAS No. 123(R), partially offset by the payment of $1.0 million in cash dividends on the Company's common stock.

OFF-BALANCE SHEET ARRANGEMENTS

    The Company has arranged for standby letters of credit aggregating $2.2 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through two letters of credit aggregating $1.2 million, both expiring April 2006. These letters of credit are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

    As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the Company has the right to purchase the minority interests beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing on approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

    As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should the subsidiary meet certain earnings objectives during the first four years following the acquisition. The Company has $2.2 million of such additional purchase consideration accrued as of January 31, 2006 based on the subsidiary's earnings relative to target for the first year, which it expects to pay in fiscal 2006.

    As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration currently estimated to total up to $2.3 million should the subsidiary meet certain product line-related earnings objectives during the fourth and fifth years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met.

    As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions.

    As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority holder has the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority holder has the right to cause the Company to purchase the same equity interest over the same period.

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional consideration of up to $53.0 million in aggregate during the first four years following the acquisition. The maximum amount of additional consideration that may become payable by year is $6.8 million in fiscal 2006, $9.2 million in fiscal 2007, $17.8 million in fiscal 2008 and $19.2 million in fiscal 2009. The additional purchase consideration will be accrued when the earnings objectives are met.

    The Company has also accrued additional purchase consideration aggregating $.7 million as of January 31, 2006 in accordance with the agreements related to certain acquisitions based principally on the actual value of the net assets acquired. The Company expects to pay this amount in fiscal 2006.

    As part of an agreement for exclusive license rights to intellectual property, one of the subsidiaries of the ETG has guaranteed minimum royalty payments aggregating $.4 million through fiscal 2007.

STOCK BASED COMPENSATION

    Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", as interpreted by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense had only been recorded in the consolidated financial statements for any stock options granted below fair market value of the underlying stock as of the date of grant.

    The Company adopted the modified prospective transition method provided for under SFAS 123(R) and accordingly, prior period results have not been retroactively adjusted. The modified prospective transition method requires that stock-based compensation expense be recorded for (i) all new stock options granted on or after November 1, 2005 based on the grant date fair value determined under the provisions of SFAS 123(R) and (ii) all unvested stock options granted prior to November 1, 2005 based on the grant date fair value as determined under the provisions of SFAS No. 123.

    Beginning in the first quarter of fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised ("excess tax benefit") as a financing activity in the Condensed Consolidated Statements of Cash Flows as prescribed by SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Condensed Consolidated Statements of Cash Flows. For the three months ended January 31, 2006, the Company reclassified $1,130,000 of excess tax benefit from stock option exercises from operating activities to financing activities in its Condensed Consolidated Statements of Cash Flows.

    As a result of the adoption of SFAS No. 123(R), the Company's net income for the three months ended January 31, 2006 includes $428,000 of compensation expense and $126,000 of income tax benefits related to the Company's stock options. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

    As of January 31, 2006, there was $1.6 million of pretax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.

    Further information regarding stock options can be found in Note 7, Stock Options, of the Notes to Condensed Consolidated Financial Statements.

OTHER NEW ACCOUNTING PRONOUNCEMENTS

    In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. The Statement also clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's results of operations, financial position, or cash flows.

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations, financial position, or cash flows.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

    Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of January 31, 2006, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $328,000 on an annual basis.

    The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in British pound sterling. A hypothetical 10% weakening in the exchange rate of the British pound sterling to the United States dollar as of January 31, 2006 would not have a material effect on the Company's results of operations or financial position.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first three months of fiscal 2006.

ITEM 6. EXHIBITS

EXHIBIT   DESCRIPTION
-------   ----------------------------------------------------------------------
  31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

  31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

  32.1    Section 1350 Certification of Chief Executive Officer. **

  32.2    Section 1350 Certification of Chief Financial Officer. **

-----------------------
*   Filed herewith.
**  Furnished herewith.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HEICO CORPORATION

Date: March 10, 2006                             By: /s/ THOMAS S. IRWIN
                                                     --------------------------
                                                     Thomas S. Irwin
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   ----------------------------------------------------------------------
  31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

  31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

  32.1    Section 1350 Certification of Chief Executive Officer.

  32.2    Section 1350 Certification of Chief Financial Officer.