Form 10-Q
period 2006-04-30
HEICO CORP
filed 2006-06-08
CIK 46619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006 OR

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

     The number of shares outstanding of each of the registrant's classes of common stock as of June 2, 2006:

      Common Stock, $.01 par value                10,296,239 shares
      Class A Common Stock, $.01 par value        14,970,222 shares

================================================================================

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                         PAGE
                                                                                         ----
Part I.  Financial Information:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                  as of April 30, 2006 and October 31, 2005.................................2

               Condensed Consolidated Statements of Operations (unaudited)
                  for the six months and three months ended April 30, 2006 and 2005.........3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended April 30, 2006 and 2005..........................4

               Notes to Condensed Consolidated Financial Statements (unaudited).............5

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................20

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................31

     Item 4.   Controls and Procedures.....................................................32

Part II.  Other Information:

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.................33

     Item 4.   Submission of Matters to a Vote of Security Holders.........................33

     Item 6.   Exhibits....................................................................33

Signature..................................................................................34

                      PART I. ITEM 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                               APRIL 30, 2006   OCTOBER 31, 2005
                                                               --------------   ----------------
                                            ASSETS
Current assets:
   Cash and cash equivalents                                   $    5,401,000   $      5,330,000
   Accounts receivable, net                                        56,917,000         47,668,000
   Inventories, net                                                82,947,000         62,758,000
   Prepaid expenses and other current assets                        4,130,000          3,159,000
   Deferred income taxes                                            8,020,000          7,218,000
                                                               --------------   ----------------
     Total current assets                                         157,415,000        126,133,000
Property, plant and equipment, net                                 47,473,000         46,663,000
Goodwill                                                          264,257,000        248,229,000
Other assets                                                       21,353,000         14,599,000
                                                               --------------   ----------------
     Total assets                                              $  490,498,000   $    435,624,000
                                                               ==============   ================

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt    $    1,568,000   $         63,000
   Trade accounts payable                                          15,260,000         11,129,000
   Accrued expenses and other current liabilities                  24,540,000         32,473,000
   Income taxes payable                                             3,736,000          6,285,000
                                                               --------------   ----------------
     Total current liabilities                                     45,104,000         49,950,000
Long-term debt, net of current maturities                          61,022,000         34,061,000
Deferred income taxes                                              25,657,000         22,431,000
Other non-current liabilities                                       5,571,000          6,644,000
                                                               --------------   ----------------
     Total liabilities                                            137,354,000        113,086,000
                                                               --------------   ----------------
Minority interests in consolidated subsidiaries                    59,238,000         49,035,000
                                                               --------------   ----------------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Preferred Stock, $.01 par value per share; 10,000,000
    shares authorized; 300,000 shares designated as
    Series B Junior Participating Preferred Stock
    and 300,000 shares designated as Series C Junior
    Participating Preferred Stock; none issued                             --                 --
   Common Stock, $.01 par value per share; 30,000,000
    shares authorized; 10,288,739 and 10,057,690 shares
    issued and outstanding, respectively                              103,000            101,000
   Class A Common Stock, $.01 par value per share;
    30,000,000 shares authorized; 14,951,104 and
    14,517,669 shares issued and outstanding, respectively            150,000            145,000
   Capital in excess of par value                                 199,564,000        192,523,000
   Accumulated other comprehensive loss                                (9,000)           (65,000)
   Retained earnings                                               94,098,000         80,799,000
                                                               --------------   ----------------
     Total shareholders' equity                                   293,906,000        273,503,000
                                                               --------------   ----------------
     Total liabilities and shareholders' equity                $  490,498,000   $    435,624,000
                                                               ==============   ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                            SIX MONTHS ENDED APRIL 30,     THREE MONTHS ENDED APRIL 30,
                                                          -----------------------------   -----------------------------
                                                              2006            2005            2006            2005
                                                          -------------   -------------   -------------   -------------
Net sales                                                 $ 180,193,000   $ 123,954,000   $  92,092,000   $  66,973,000
                                                          -------------   -------------   -------------   -------------
Operating costs and expenses:
  Cost of sales                                             114,605,000      78,629,000      58,556,000      41,928,000
  Selling, general and administrative expenses               33,682,000      25,231,000      16,916,000      13,612,000
                                                          -------------   -------------   -------------   -------------
Total operating costs and expenses                          148,287,000     103,860,000      75,472,000      55,540,000
                                                          -------------   -------------   -------------   -------------
Operating income                                             31,906,000      20,094,000      16,620,000      11,433,000
Interest expense                                             (1,669,000)       (533,000)       (861,000)       (300,000)
Interest and other income                                       254,000          80,000         307,000          44,000
                                                          -------------   -------------   -------------   -------------
Income before income taxes and minority interests            30,491,000      19,641,000      16,066,000      11,177,000
Income tax expense                                           10,731,000       7,136,000       5,815,000       4,213,000
                                                          -------------   -------------   -------------   -------------
Income before minority interests                             19,760,000      12,505,000      10,251,000       6,964,000
Minority interests' share of income                           5,469,000       2,364,000       2,709,000       1,251,000
                                                          -------------   -------------   -------------   -------------
Net income                                                $  14,291,000   $  10,141,000   $   7,542,000   $   5,713,000
                                                          =============   =============   =============   =============
Net income per share:
  Basic                                                   $         .58   $         .42   $         .30   $         .23
  Diluted                                                 $         .54   $         .39   $         .28   $         .22
Weighted average number of common shares outstanding:
  Basic                                                      24,850,558      24,387,667      25,027,158      24,446,997
  Diluted                                                    26,426,503      26,236,782      26,621,155      26,259,988
Cash dividends per share                                  $        .040   $        .025   $           -   $           -

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                      SIX MONTHS ENDED APRIL 30,
                                                                    -----------------------------
                                                                        2006            2005
                                                                    -------------   -------------
Operating Activities:
    Net income                                                      $  14,291,000   $  10,141,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                   4,323,000       3,503,000
        Deferred income tax provision                                   1,744,000       1,351,000
        Minority interests' share of income                             5,469,000       2,364,000
        Tax benefit from stock option exercises                         2,377,000       2,580,000
        Excess tax benefit from stock option exercises                 (1,135,000)             --
        Stock option compensation expense                                 887,000           1,000
        Changes in assets and liabilities, net of acquisitions:
          Increase in accounts receivable                              (4,519,000)     (3,989,000)
          Increase in inventories                                      (8,937,000)     (4,471,000)
          Increase in prepaid expenses and other current assets          (105,000)       (237,000)
          (Decrease) increase in trade accounts payables, accrued
            expenses and other current liabilities                     (4,416,000)        790,000
          Decrease in income taxes payable                             (2,568,000)       (736,000)
          Other                                                             7,000         202,000
                                                                    -------------   -------------
    Net cash provided by operating activities                           7,418,000      11,499,000
                                                                    -------------   -------------
Investing Activities:
    Acquisitions and related costs, net of cash acquired              (32,956,000)    (18,419,000)
    Capital expenditures                                               (4,622,000)     (3,029,000)
    Proceeds from sale of building held for sale                               --       3,520,000
    Other                                                                 467,000        (251,000)
                                                                    -------------   -------------
    Net cash used in investing activities                             (37,111,000)    (18,179,000)
                                                                    -------------   -------------
Financing Activities:
    Borrowings on revolving credit facility                            34,000,000      22,000,000
    Payments on revolving credit facility                              (7,000,000)    (13,000,000)
    Borrowings on short-term line of credit                             1,000,000              --
    Payments on short-term line of credit                              (1,500,000)             --
    Cash dividends paid                                                  (991,000)       (610,000)
    Proceeds from stock option exercises                                3,785,000         801,000
    Excess tax benefit from stock option exercises                      1,135,000              --
    Other                                                                (685,000)       (276,000)
                                                                    -------------   -------------
    Net cash provided by financing activities                          29,744,000       8,915,000
                                                                    -------------   -------------
Effect of exchange rate changes on cash                                    20,000              --
                                                                    -------------   -------------
Net increase in cash and cash equivalents                                  71,000       2,235,000
Cash and cash equivalents at beginning of year                          5,330,000         214,000
                                                                    -------------   -------------
Cash and cash equivalents at end of period                          $   5,401,000   $   2,449,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. The October 31, 2005 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     Beginning in fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised ("excess tax benefit") as a financing activity in the Condensed Consolidated Statements of Cash Flows as prescribed by SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Condensed Consolidated Statements of Cash Flows. For the six months ended April 30, 2006, the excess tax benefit from stock option exercises of $1,135,000 was presented in financing activities in the Company's Condensed Consolidated Statements of Cash Flows.

     As a result of the adoption of SFAS No. 123(R), the Company's net income for the six months and three months ended April 30, 2006 includes compensation expense of $887,000 and $459,000, respectively, and income tax benefit related to the Company's stock options of $267,000 and $141,000, respectively. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

     The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the six months and three months ended April 30, 2005:

                                               SIX MONTHS ENDED   THREE MONTHS ENDED
                                                APRIL 30, 2005      APRIL 30, 2005
                                               ----------------   ------------------
Net income, as reported                        $     10,141,000   $        5,713,000
Add:  Stock-based employee
 compensation expense included
 in reported net income, net of tax                       1,000                1,000
Deduct:  Stock-based employee
 compensation expense determined
 under a fair-value method, net of tax                 (622,000)            (298,000)
                                               ----------------   ------------------
Pro forma net income                           $      9,520,000   $        5,416,000
                                               ================   ==================
Net income per share:
  Basic - as reported                          $            .42   $              .23
  Basic - pro forma                            $            .39   $              .22

  Diluted - as reported                        $            .39   $              .22
  Diluted - pro forma                          $            .36   $              .21

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

     In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its results of operations, financial position, or cash flows.

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

     The acquisitions of SDI and EDT were accounted for using the purchase method of accounting. The purchase price of each acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements individually. The allocation of the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values. The results of operations of SDI and EDT were included in the Company's results of operations effective as of the beginning of fiscal 2006. The Company's unaudited pro forma consolidated operating results for the six months ended April 30, 2005 assuming the acquisitions of SDI and EDT had been consummated as of the beginning of fiscal 2005 would have been net sales of $150,930,000, net income of $12,540,000, basic net income per share of $.51 and diluted net income per share of $.48. The Company's unaudited pro forma consolidated operating results for the three months ended April 30, 2005 assuming the acquisitions of SDI and EDT had been consummated as of the beginning of fiscal 2005 would have been net sales of $80,043,000, net income of $6,744,000, basic net income per share of $.28 and diluted net income per share of $.26. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of the beginning of fiscal 2005. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to acquired intangible assets, increased interest expense associated with borrowings to finance the acquisitions, increased performance awards under the terms of the acquisitions and the incremental minority interest in the net income of SDI.

     Cash investing activities related to acquisitions (principally SDI and EDT), including contingent purchase price payments to previous owners of acquired businesses, and adjustments to the preliminary allocation of the purchase price of prior year acquisitions to the assets acquired and liabilities assumed for the six months ended April 30, 2006 is as follows:

                                                            SIX MONTHS ENDED
                                                             APRIL 30, 2006
                                                           ------------------
Fair values of assets acquired and liabilities assumed:
   Liabilities assumed                                     $        6,081,000
   Minority interests in consolidated subsidiaries                  5,358,000
   Less:
      Goodwill                                                     15,731,000
      Inventories, net                                             11,233,000
      Identifiable intangible assets                                8,330,000
      Accounts receivable, net                                      4,704,000
      Accrued additional purchase consideration                     2,860,000
      Other assets                                                  1,537,000
                                                           ------------------
   Acquisitions and related costs, net of cash acquired    $      (32,956,000)
                                                           ==================

     Accrued additional purchase consideration in the above table represents amounts accrued as of October 31, 2005 as a component of goodwill in accordance with the agreements related to certain prior year acquisitions that were paid in fiscal 2006.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                            APRIL 30, 2006   OCTOBER 31, 2005
                                           ---------------   ----------------
Accounts receivable                        $    59,337,000   $     49,816,000
Less: Allowance for doubtful accounts           (2,420,000)        (2,148,000)
                                           ---------------   ----------------
     Accounts receivable, net              $    56,917,000   $     47,668,000
                                           ===============   ================

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                          APRIL 30, 2006    OCTOBER 31, 2005
                                                          ---------------   ----------------
Costs incurred on uncompleted contracts                   $    14,655,000   $     18,344,000
Estimated earnings                                              8,381,000         11,252,000
                                                          ---------------   ----------------
                                                               23,036,000         29,596,000
Less:  Billings to date                                       (17,129,000)       (21,747,000)
                                                          ---------------   ----------------
                                                          $     5,907,000   $      7,849,000
                                                          ===============   ================
Included in accompanying condensed consolidated
 balance sheets under the following captions:
  Accounts receivable, net (costs and estimated
   earnings in excess of billings)                        $     6,363,000   $      7,889,000
  Accrued expenses and other current liabilities
   (billings in excess of costs and estimated earnings)          (456,000)           (40,000)
                                                          ---------------   ----------------
                                                          $     5,907,000   $      7,849,000
                                                          ===============   ================

     Changes in estimates did not have a material effect on net income or diluted net income per share in the six months and three months ended April 30, 2006 and 2005.

INVENTORIES

                                                          APRIL 30, 2006    OCTOBER 31, 2005
                                                          ---------------   ----------------
Finished products                                         $    41,733,000   $     26,136,000
Work in process                                                13,065,000         12,634,000
Materials, parts, assemblies and supplies                      28,149,000         23,988,000
                                                          ---------------   ----------------
Inventories, net                                          $    82,947,000   $     62,758,000
                                                          ===============   ================

     Inventories related to long-term contracts were not significant as of April 30, 2006 and October 31, 2005.

PROPERTY, PLANT AND EQUIPMENT

                                                          APRIL 30, 2006    OCTOBER 31, 2005
                                                          ---------------   ----------------
Land                                                      $     3,155,000   $      3,155,000
Buildings and improvements                                     25,252,000         25,344,000
Machinery, equipment and tooling                               54,622,000         53,460,000
Construction in progress                                        5,574,000          3,128,000
                                                          ---------------   ----------------
                                                               88,603,000         85,087,000
Less:  Accumulated depreciation and amortization              (41,130,000)       (38,424,000)
                                                          ---------------   ----------------
  Property, plant and equipment, net                      $    47,473,000   $     46,663,000
                                                          ===============   ================

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2006 are as follows:

                                             SEGMENT
                                  -----------------------------   CONSOLIDATED
                                       FSG             ETG           TOTALS
                                  -------------   -------------   -------------
Balances as of October 31, 2005   $ 122,041,000   $ 126,188,000   $ 248,229,000
Goodwill acquired                    12,117,000       3,188,000      15,305,000
Adjustments to goodwill                 458,000         265,000         723,000
                                  -------------   -------------   -------------
Balances as of April 30, 2006     $ 134,616,000   $ 129,641,000   $ 264,257,000
                                  =============   =============   =============

     The goodwill acquired is a result of the acquisitions described in Note 2, Acquisitions. Adjustments to goodwill consist primarily of adjustments related to the preliminary allocation of the purchase price of prior year acquisitions to the assets acquired and liabilities assumed (see Note 2) and contingent purchase price payments to previous owners of acquired businesses.

     Identifiable intangible assets, which are recorded within other assets in the Company's Condensed Consolidated Balance Sheets, consist of:

                                      AS OF APRIL 30, 2006                          AS OF OCTOBER 31, 2005
                          --------------------------------------------   --------------------------------------------
                             GROSS                            NET           GROSS                            NET
                            CARRYING      ACCUMULATED       CARRYING       CARRYING      ACCUMULATED       CARRYING
                             AMOUNT       AMORTIZATION       AMOUNT         AMOUNT       AMORTIZATION       AMOUNT
                          ------------    ------------    ------------   ------------    ------------    ------------
Amortizing Assets:
Customer relationships    $  3,244,000    $   (232,000)   $  3,012,000   $          0    $          0    $          0
Intellectual property        1,992,000        (249,000)      1,743,000             --              --              --
Licenses                     1,000,000        (290,000)        710,000      1,000,000        (252,000)        748,000
Non-compete agreements         774,000        (283,000)        491,000        660,000        (129,000)        531,000
Patents                        533,000         (80,000)        453,000        477,000         (60,000)        417,000
                          ------------    ------------    ------------   ------------    ------------    ------------
                             7,543,000      (1,134,000)      6,409,000      2,137,000        (441,000)      1,696,000

Non-Amortizing Assets:
Trade names                  6,629,000              --       6,629,000      3,650,000              --       3,650,000
                          ------------    ------------    ------------   ------------    ------------    ------------
                          $ 14,172,000    $ (1,134,000)   $ 13,038,000   $  5,787,000    $   (441,000)   $  5,346,000
                          ============    ============    ============   ============    ============    ============

     The increase in the gross carrying amount of customer relationships, intellectual property, non-compete agreements and trade names as of April 30, 2006 compared to October 31, 2005 principally relates to such intangible assets recognized in connection with the acquisitions of EDT and SDI (see Note 2, Acquisitions). A portion of the change in the gross carrying amount of trade names and non-compete agreements reflects adjustments to the preliminary allocation of the purchase price of prior year acquisitions to such identifiable intangible assets (see Note 2). The weighted average amortization period of the customer relationships, intellectual property and non-compete agreements acquired during the six months ended April 30, 2006 is approximately seven years, four years, and seven years, respectively.

     Amortization expense of other intangible assets for the six months and three months ended April 30, 2006 was $693,000 and $377,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2006 is estimated to be $1,372,000. Amortization expense for each of the next five fiscal years is estimated to be $1,274,000 in fiscal 2007, $1,123,000 in fiscal 2008, $1,109,000 in fiscal 2009, $611,000 in fiscal 2010 and $611,000 in fiscal 2011.

5.   SHORT-TERM AND LONG-TERM DEBT

     One of the Company's subsidiaries has a $6.0 million short-term line of credit with a bank, which expires in June 2006. The line of credit may be used for inventory purchases and other working capital needs and is secured by all the assets of the subsidiary. Borrowings under the line of credit bear interest at a rate mutually agreed upon by the subsidiary and the bank. As of April 30, 2006, $1.5 million was outstanding under the line of credit at a weighted average interest rate of 5.6%.

Long-term debt consists of:
                                             APRIL 30, 2006   OCTOBER 31, 2005
                                             --------------   ----------------
Borrowings under revolving credit facility   $   59,000,000   $     32,000,000
Industrial Development Revenue Refunding
 Bonds - Series 1988                              1,980,000          1,980,000
Capital leases and equipment loans                  110,000            144,000
                                             --------------   ----------------
                                                 61,090,000         34,124,000
Less: Current maturities of long-term debt          (68,000)           (63,000)
                                             --------------   ----------------
                                             $   61,022,000   $     34,061,000
                                             ==============   ================

     As of April 30, 2006 and October 31, 2005, the weighted average interest rates on borrowings under the Company's revolving credit facility were 5.6% and 4.7%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2006, the Company believes it is in compliance with all such covenants.

     The interest rates on the Series 1988 industrial development revenue bonds were 3.9% and 2.8% as of April 30, 2006 and October 31, 2005, respectively.

6.   SHAREHOLDERS' EQUITY

     Changes in consolidated shareholders' equity for the six months ended April 30, 2006 are as follows:

                                                                                              ACCUMULATED
                                                              CLASS A       CAPITAL IN           OTHER
                                              COMMON          COMMON         EXCESS OF       COMPREHENSIVE      RETAINED
                                               STOCK           STOCK         PAR VALUE           LOSS           EARNINGS
                                           -------------   -------------   -------------    ---------------   -------------
Balances as of October 31, 2005            $     101,000   $     145,000   $ 192,523,000    $       (65,000)  $  80,799,000
Net income                                            --              --              --                 --      14,291,000
Foreign currency translation adjustments              --              --              --             56,000              --
Cash dividends ($.04 per share)                       --              --              --                 --        (991,000)
Tax benefit from stock option exercises               --              --       2,377,000                 --              --
Proceeds from stock option exercises               2,000           5,000       3,778,000                 --              --
Stock option compensation expense                     --              --         887,000                 --              --
Other                                                 --              --          (1,000)                --          (1,000)
                                           -------------   -------------   -------------    ---------------   -------------
Balances as of April 30, 2006              $     103,000   $     150,000   $ 199,564,000    $        (9,000)  $  94,098,000
                                           =============   =============   =============    ===============   =============

7.   STOCK OPTIONS

     The Company currently has two stock option plans, the 2002 Stock Option Plan ("2002 Plan") and the Non-Qualified Stock Option Plan under which stock options may be granted. The Company's 1993 Stock Option Plan ("1993 Plan") terminated in March 2003 on the tenth anniversary of its effective date. No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms. In addition, the Company granted stock options to two former shareholders of an acquired business pursuant to employment agreements entered into in connection with the acquisition in fiscal 1999. A total of 3,031,613 shares of the Company's stock are reserved for issuance to employees, directors, officers, and consultants as of April 30, 2006, including 2,869,150 shares currently under option and 162,463 shares available for future grants. Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options are granted with an exercise price of not less than 100% of the fair market value of the Company's common stock as of date of grant (110% thereof in certain cases) and are exercisable in percentages specified as of the date of grant over a period up to ten years. Only employees are eligible to receive incentive stock options. Non-qualified stock options under the 2002 Plan may be granted at less than fair market value and may be immediately exercisable. Options granted under the Non-Qualified Stock Option Plan may be granted with an exercise price of no less than the fair market value of the Company's common stock as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant. The options granted pursuant to the 2002 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee in its sole discretion. The stock options granted to two former shareholders of an acquired business were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant. Options under all stock option plans expire not later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

     Information concerning stock option activity for the six months ended April 30, 2006 is as follows:

                                                       SHARES UNDER OPTION
                                       SHARES     -----------------------------
                                     AVAILABLE                  WEIGHTED AVERAGE
                                     FOR GRANT      SHARES       EXERCISE PRICE
                                     ----------   ----------    ----------------
Outstanding as of October 31, 2005      156,303    3,588,680    $           9.50
Granted                                      --           --    $             --
Cancelled                                 6,160       (9,358)   $           8.95
Exercised                                    --     (710,172)   $           6.91
                                     ----------   ----------
Outstanding as of April 30, 2006        162,463    2,869,150    $          10.14
                                     ==========   ==========

     Information concerning stock options outstanding and stock options exercisable by class of common stock as of April 30, 2006 is as follows:

COMMON STOCK

                                        OPTIONS OUTSTANDING
                  ---------------------------------------------------------------
                                                  WEIGHTED AVERAGE
                                    WEIGHTED         REMAINING        AGGREGATE
   RANGE OF          NUMBER         AVERAGE         CONTRACTUAL       INTRINSIC
EXERCISE PRICES   OUTSTANDING    EXERCISE PRICE     LIFE (YEARS)        VALUE
---------------   ------------   --------------   ----------------   ------------
 $1.16 - $ 2.90        111,182   $         1.84                1.4   $  3,442,000
 $2.91 - $ 7.00        127,250   $         6.31                0.6      3,371,000
 $7.01 - $12.00        591,250   $         8.97                5.3     14,091,000
$12.01 - $21.92        456,751   $        14.21                4.8      8,491,000
                  ------------                                       ------------
                     1,286,433   $         9.95                4.3   $ 29,395,000
                  ============                                       ============

                                        OPTIONS EXERCISABLE
                  ---------------------------------------------------------------
                                                  WEIGHTED AVERAGE
                                    WEIGHTED         REMAINING        AGGREGATE
   RANGE OF          NUMBER          AVERAGE        CONTRACTUAL       INTRINSIC
EXERCISE PRICES   EXERCISABLE    EXERCISE PRICE     LIFE (YEARS)        VALUE
---------------   ------------   --------------   ----------------   ------------
 $1.16 - $ 2.90        111,182   $         1.84                1.4   $  3,442,000
 $2.91 - $ 7.00        127,250   $         6.31                0.6      3,371,000
 $7.01 - $12.00        469,249   $         9.18                4.9     11,084,000
$12.01 - $21.92        380,751   $        14.24                4.7      7,067,000
                  ------------                                       ------------
                     1,088,432   $         9.86                4.0   $ 24,964,000
                  ============                                       ============

CLASS A COMMON STOCK

                                        OPTIONS OUTSTANDING
                  ---------------------------------------------------------------
                                                  WEIGHTED AVERAGE
                                    WEIGHTED         REMAINING        AGGREGATE
   RANGE OF          NUMBER         AVERAGE         CONTRACTUAL       INTRINSIC
EXERCISE PRICES   OUTSTANDING    EXERCISE PRICE     LIFE (YEARS)        VALUE
---------------   ------------   --------------   ----------------   ------------
 $1.16 - $ 2.90        105,795   $         1.80                1.4   $  2,740,000
 $2.91 - $ 7.00        151,065   $         5.65                5.5      3,331,000
 $7.01 - $12.00        734,534   $         8.48                4.9     14,115,000
$12.01 - $21.92        591,323   $        15.24                3.9      7,370,000
                  ------------                                       ------------
                     1,582,717   $        10.29                4.3   $ 27,556,000
                  ============                                       ============

                                        OPTIONS EXERCISABLE
                  ---------------------------------------------------------------
                                                  WEIGHTED AVERAGE
                                    WEIGHTED         REMAINING        AGGREGATE
   RANGE OF          NUMBER         AVERAGE         CONTRACTUAL       INTRINSIC
EXERCISE PRICES   EXERCISABLE    EXERCISE PRICE     LIFE (YEARS)        VALUE
---------------   ------------   --------------   ----------------   ------------
 $1.16 - $ 2.90        105,795   $         1.80                1.4   $  2,740,000
 $2.91 - $ 7.00         99,805   $         5.71                4.7      2,195,000
 $7.01 - $12.00        656,575   $         8.44                4.7     12,645,000
$12.01 - $21.92        551,386   $        15.36                3.7      6,802,000
                  ------------                                       ------------
                     1,413,561   $        10.45                4.1   $ 24,382,000
                  ============                                       ============

     The aggregate intrinsic values in the tables above are calculated based on the difference between the closing price per share of the underlying common stock as reported on the New York Stock Exchange as of April 30, 2006 less the option exercise price (if a positive spread) multiplied by the number of stock options.

     If there were a change in control of the Company, options outstanding for an additional 147,707 shares of Common Stock and 151,602 shares of Class A Common Stock would become immediately exercisable.

     Information concerning stock options exercised during the six months ended April 30, 2006 is as follows:

                                                        SIX MONTHS ENDED
                                                         APRIL 30, 2006
                                                        ----------------
     Cash proceeds from stock option exercises          $      3,785,000
     Tax benefit realized from stock option exercises          1,387,000
     Intrinsic value of stock option exercises                13,461,000

     Effective as of November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of April 30, 2006, there was $1.3 million of pretax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.6 years.

8.   RESEARCH AND DEVELOPMENT EXPENSES

     Cost of sales for the six months ended April 30, 2006 and 2005 includes approximately $8.2 million and $5.3 million, respectively, of new product research and development expenses. Cost of sales for the three months ended April 30, 2006 and 2005 includes approximately $4.4 million and $2.9 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

9.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the six months and three months ended April 30:

                                                           SIX MONTHS ENDED APRIL 30,     THREE MONTHS ENDED APRIL 30,
                                                         -----------------------------   -----------------------------
                                                             2006            2005            2006            2005
                                                         -------------   -------------   -------------   -------------
Numerator:
  Net income                                             $  14,291,000   $  10,141,000   $   7,542,000   $   5,713,000
                                                         =============   =============   =============   =============
Denominator:
    Weighted average common shares outstanding-basic        24,850,558      24,387,667      25,027,158      24,446,997
    Effect of dilutive stock options                         1,575,945       1,849,115       1,593,997       1,812,991
                                                         -------------   -------------   -------------   -------------
Weighted average common shares outstanding-diluted          26,426,503      26,236,782      26,621,155      26,259,988
                                                         =============   =============   =============   =============
Net income per share- basic                              $         .58   $         .42   $         .30   $         .23
Net income per share- diluted                            $         .54   $         .39   $         .28   $         .22

Anti-dilutive stock options excluded                            24,581         218,010           1,000         215,846

10.  OPERATING SEGMENTS

     Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the six months and three months ended April 30, 2006 and 2005, respectively, is as follows:

                                                                                     OTHER,
                                                           SEGMENT                 PRIMARILY
                                               -------------------------------   CORPORATE AND      CONSOLIDATED
                                                    FSG              ETG          INTERSEGMENT         TOTALS
                                               --------------   --------------   --------------    --------------
For the six months ended April 30, 2006:
   Net sales                                   $  124,169,000   $   56,093,000   $     (69,000)   $  180,193,000
   Depreciation and amortization                    2,415,000        1,751,000          157,000         4,323,000
   Operating income                                23,344,000       14,365,000       (5,803,000)       31,906,000
   Capital expenditures                             3,666,000          914,000           42,000         4,622,000

For the six months ended April 30, 2005:
   Net sales                                   $   88,316,000   $   35,761,000   $     (123,000)   $  123,954,000
   Depreciation and amortization                    2,252,000        1,035,000          216,000         3,503,000
   Operating income                                16,467,000        6,681,000       (3,054,000)       20,094,000
   Capital expenditures                             2,469,000          545,000           15,000         3,029,000

For the three months ended April 30, 2006:
   Net sales                                   $   62,480,000   $   29,622,000   $      (10,000)   $   92,092,000
   Depreciation and amortization                    1,221,000          882,000           71,000         2,174,000
   Operating income                                11,036,000        8,655,000       (3,071,000)       16,620,000
   Capital expenditures                             2,851,000          528,000           36,000         3,415,000

For the three months ended April 30, 2005:
   Net sales                                   $   46,053,000   $   20,987,000   $      (67,000)   $   66,973,000
   Depreciation and amortization                    1,116,000          551,000          112,000         1,779,000
   Operating income                                 8,869,000        4,219,000       (1,655,000)       11,433,000
   Capital expenditures                             1,735,000          337,000           13,000         2,085,000

     The total assets held by each operating segment as of April 30, 2006 and October 31, 2005 is as follows:

                                                           SEGMENT                   OTHER,
                                               -------------------------------     PRIMARILY       CONSOLIDATED
                                                    FSG              ETG           CORPORATE          TOTALS
                                               --------------   --------------   --------------   --------------
Total assets as of April 30, 2006              $  269,603,000   $  203,935,000   $   16,960,000   $  490,498,000
Total assets as of October 31, 2005               230,229,000      188,851,000       16,544,000      435,624,000

11.  COMMITMENTS AND CONTINGENCIES

GUARANTEES

     The Company has arranged for standby letters of credit aggregating $2.2 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through a letter of credit for $.1 million, expiring August 2006. These letters of credit are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

     Changes in the Company's product warranty liability for the six months ended April 30, 2006 and 2005, respectively, are as follows:

                                               2006           2005
                                            -----------    -----------
Balances as of beginning of fiscal year     $   395,000    $   129,000
Acquired warranty liabilities                    15,000             --
Accruals for warranties                         167,000        262,000
Warranty claims settled                        (212,000)      (105,000)
                                            -----------    -----------
Balances as of April 30                     $   365,000    $   286,000
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

     As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should the subsidiary meet certain earnings objectives during the first four years following the acquisition. In the second quarter of 2006, the Company paid $2.2 million of such additional purchase consideration based on the subsidiary's earnings relative to target for the first year.

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

     The Company has also accrued additional purchase consideration aggregating $.5 million as of April 30, 2006 in accordance with the agreements related to certain acquisitions based principally on the actual value of the net assets acquired. The Company expects to pay this amount in fiscal 2006.

     As part of an agreement for exclusive license rights to intellectual property, one of the subsidiaries of the ETG has guaranteed minimum royalty payments aggregating $.4 million through fiscal 2007.

LITIGATION

     The Company is involved in various legal actions arising in the normal course of business. Based upon the Company's and its legal counsel's evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

12. SUBSEQUENT EVENT

     In May 2006, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired all of the stock of Arger Enterprises, Inc. ("Arger") and two affiliated companies of Arger. Arger designs and distributes FAA-approved aircraft and engine parts primarily for the commercial aviation market.

     The purchase price of this acquisition was not significant to the Company's condensed consolidated financial statements and was principally paid using proceeds from the Company's revolving credit facility.

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

     The Company's results of operations during the six months ended April 30, 2006 have been affected by several recent acquisitions.

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

     As further explained within Comparison of First Six Months of Fiscal 2006 to First Six Months of Fiscal 2005, the first six months of fiscal 2006 reflects the full impact of each of the above mentioned acquisitions whereas the first six months of fiscal 2005 includes just five months of operating results of Connectronics and three months of operating results of Lumina from each of their respective aforementioned acquisition dates.

     As further explained within Comparison of Second Quarter of Fiscal 2006 to the Second Quarter of Fiscal 2005, the second quarter of fiscal 2006 reflects the full impact of each of the above mentioned acquisitions whereas the second quarter of fiscal 2005 includes just the operating results of Connectronics and Lumina and not of HVT, SDI and EDT, which were acquired subsequently.

RESULTS OF OPERATIONS

     The following table sets forth the results of the Company's operations, net sales and operating income by segment, and the percentage of net sales represented by the respective items in the Company's Condensed Consolidated Statements of Operations.

                                                    SIX MONTHS ENDED APRIL 30,           THREE MONTHS ENDED APRIL 30,
                                                 ---------------------------------     ---------------------------------
                                                      2006               2005               2006               2005
                                                 --------------     --------------     --------------     --------------
Net sales                                        $  180,193,000     $  123,954,000     $   92,092,000     $   66,973,000
                                                 --------------     --------------     --------------     --------------
Cost of sales                                       114,605,000         78,629,000         58,556,000         41,928,000
Selling, general and administrative expenses         33,682,000         25,231,000         16,916,000         13,612,000
                                                 --------------     --------------     --------------     --------------
Total operating costs and expenses                  148,287,000        103,860,000         75,472,000         55,540,000
                                                 --------------     --------------     --------------     --------------
Operating income                                 $   31,906,000     $   20,094,000     $   16,620,000     $   11,433,000
                                                 ==============     ==============     ==============     ==============
Net sales by segment:
  Flight Support Group                           $  124,169,000     $   88,316,000     $   62,480,000     $   46,053,000
  Electronic Technologies Group                      56,093,000         35,761,000         29,622,000         20,987,000
  Intersegment sales                                    (69,000)          (123,000)           (10,000)           (67,000)
                                                 --------------     --------------     --------------     --------------
                                                 $  180,193,000     $  123,954,000     $   92,092,000     $   66,973,000
                                                 ==============     ==============     ==============     ==============
Operating income by segment:
  Flight Support Group                           $   23,344,000     $   16,467,000     $   11,036,000     $    8,869,000
  Electronic Technologies Group                      14,365,000          6,681,000          8,655,000          4,219,000
  Other, primarily corporate                         (5,803,000)        (3,054,000)        (3,071,000)        (1,655,000)
                                                 --------------     --------------     --------------     --------------
                                                 $   31,906,000     $   20,094,000     $   16,620,000     $   11,433,000
                                                 ==============     ==============     ==============     ==============
Net sales                                                 100.0%             100.0%             100.0%             100.0%
Gross profit                                               36.4%              36.6%              36.4%              37.4%
Selling, general and administrative expenses               18.7%              20.4%              18.4%              20.3%
Operating income                                           17.7%              16.2%              18.0%              17.1%
Interest expense                                            0.9%               0.4%               0.9%               0.4%
Interest and other income                                   0.1%               0.1%               0.3%               0.1%
Income tax expense                                          6.0%               5.8%               6.3%               6.3%
Minority interests' share of income                         3.0%               1.9%               2.9%               1.9%
Net income                                                  7.9%               8.2%               8.2%               8.5%

COMPARISON OF FIRST SIX MONTHS OF FISCAL 2006 TO FIRST SIX MONTHS OF FISCAL 2005

Net Sales

     Net sales for the first six months of fiscal 2006 increased by 45.4% to $180.2 million, as compared to net sales of $124.0 million for the first six months of fiscal 2005. The increase in net sales reflects an increase of $35.9 million (a 40.6% increase) to $124.2 million in net sales within the FSG, and an increase of $20.3 million (a 56.9% increase) to $56.1 million in net sales within the ETG. The FSG's net sales increase reflects the acquisition of SDI and organic growth of approximately 14%. The organic growth reflects increased sales of new products and services as well as improved demand for the FSG's aftermarket replacement parts and repair and overhaul services, associated with continued recovery within the commercial airline industry. The ETG's net sales increase reflects the acquisitions of Connectronics, Lumina, HVT and EDT and organic growth of approximately 9% reflecting increased demand for certain products.

Gross Profit and Operating Expenses

     The Company's gross profit margin decreased slightly to 36.4% for the first six months of fiscal 2006 as compared to 36.6% for the first six months of fiscal 2005, reflecting slightly lower margins within the FSG offset by an increase in the ETG margin. The FSG's gross profit margin decrease was due principally to a less favorable product mix including the expected impact of lower margins realized on products distributed by SDI. The ETG's gross profit margin increase was principally from improved product mix, including a higher margin product mix contributed by recent acquisitions. Consolidated cost of sales for the first six months of fiscal 2006 and 2005 includes approximately $8.2 million and $5.3 million, respectively, of new product research and development expenses.

     Selling, general and administrative ("SG&A") expenses were $33.7 million and $25.2 million for the first six months of fiscal 2006 and fiscal 2005, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the aforementioned acquisitions, the increase in net sales discussed above, an increase in corporate expenses and stock option compensation expense (see Stock Based Compensation below). Corporate expenses are up due to increased costs to comply with the Sarbanes-Oxley Act of 2002 and higher accrued performance awards. The majority of such costs incurred in fiscal 2005 were not incurred until the second half of fiscal 2005.

     As a percentage of net sales, SG&A expenses decreased to 18.7% for the first six months of fiscal 2006 compared to 20.4% for the first six months of fiscal 2005. The decrease as a percentage of net sales is due to improved efficiencies in controlling costs while increasing revenues.

Operating Income

     Operating income for the first six months of fiscal 2006 increased by 58.8% to $31.9 million, compared to operating income of $20.1 million for the first six months of fiscal 2005. The increase in operating income reflects an increase of $6.8 million (a 41.8% increase) to $23.3 million in operating income of the FSG in the first six months of fiscal 2006 from $16.5 million for the first six months of fiscal 2005. Operating income of the ETG increased $7.7 million (a 115.0% increase) to $14.4 million for the first six months of fiscal 2006 from $6.7 million for the first six months of fiscal 2005. These increases were partially offset by the aforementioned increase in corporate expenses. As a percentage of net sales, operating income increased from 16.2% in the first six months of fiscal 2005 to 17.7% in the first six months of fiscal 2006. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 18.6% in the first six months of fiscal 2005 to 18.8% in the first six months of fiscal 2006 and an increase in the ETG's operating income as a percentage of net sales from 18.7% in the first six months of fiscal 2005 to 25.6% in the first six months of fiscal 2006. The increase in the FSG's operating income as a percentage of net sales reflects improved operating efficiencies. The increase in the ETG's operating income as a percentage of net sales reflects the increased gross profit margins discussed previously.

Interest Expense

     Interest expense increased to $1,669,000 in the first six months of fiscal 2006 from $533,000 in the first six months of fiscal 2005. The increase was principally due to a higher weighted average balance outstanding under the revolving credit facility in the first six months of fiscal 2006 and higher interest rates.

Interest and Other Income

     Interest and other income in the first six months of fiscal 2006 and fiscal 2005 were not material.

Income Tax Expense

     The Company's effective tax rate for the first six months of fiscal 2006 decreased to 35.2% from 36.3% for the first six months of fiscal 2005. The decrease is principally due to a higher amount of the minority interests' share of income excluded from the Company's fiscal 2006 consolidated income subject to federal income taxes.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace, including the 49% minority interest held in SDI, and the minority interests held in the ETG, which consist of the 20% minority interest held in Sierra Microwave Technology, LLC ("Sierra") and the 15% minority interest held in HVT. The increase in the minority interests' share of income for the first six months of fiscal 2006 compared to the first six months of fiscal 2005 is attributable to the acquisitions of SDI (November 2005) and HVT (September 2005) and the higher earnings of the FSG and Sierra.

Net Income

     The Company's net income was $14.3 million, or $.54 per diluted share, for the first six months of fiscal 2006 compared to $10.1 million, or $.39 per diluted share, for the first six months of fiscal 2005 reflecting the increased operating income referenced above.

OUTLOOK

     The Company reported increased sales and operating income in its two business segments reflecting both growth through acquisitions and strong organic growth. Consolidated operating margins experienced in the first half of fiscal 2006 approximate those currently expected for the full fiscal 2006 year.

     Based on the Company's continued success in introducing new products and services and increasing product demand, the Company continues to target growth in fiscal 2006 sales and net income over fiscal 2005.

COMPARISON OF SECOND QUARTER OF FISCAL 2006 TO SECOND QUARTER OF FISCAL 2005

Net Sales

     Net sales for the second quarter of fiscal 2006 increased by 37.5% to $92.1 million, as compared to net sales of $67.0 million for the second quarter of fiscal 2005. The increase in net sales reflects an increase of $16.4 million (a 35.7% increase) to $62.5 million in net sales within the FSG, and an increase of $8.6 million (a 41.1% increase) to $29.6 million in net sales within the ETG. The FSG's net sales increase reflects the acquisition of SDI and organic growth of approximately 9%. The organic growth reflects increased sales of new products and services as well as improved demand for the FSG's aftermarket replacement parts and repair and overhaul services associated with continued recovery within the commercial airline industry. The ETG's net sales increase reflects the acquisitions of HVT and EDT and organic growth of approximately 6% reflecting increased demand for certain products.

Gross Profit and Operating Expenses

     The Company's gross profit margin decreased to 36.4% for the second quarter of fiscal 2006 as compared to 37.4% for the second quarter of fiscal 2005, reflecting lower margins within the FSG partially offset by an increase in the ETG margin. The FSG's gross profit margin decrease was due principally to a less favorable product mix including the expected impact of lower margins realized on products distributed by SDI. The ETG's gross profit margin increase was principally from improved product mix, including a higher margin product mix contributed by recent acquisitions. Consolidated cost of sales for the second quarter of fiscal 2006 and 2005 includes approximately $4.4 million and $2.9 million, respectively, of new product research and development expenses.

     SG&A expenses were $16.9 million and $13.6 million for the second quarter of fiscal 2006 and fiscal 2005, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the aforementioned acquisitions, the increase in net sales discussed above, an increase in corporate expenses and stock option compensation expense (see Stock Based Compensation below). Corporate expenses are up due to increased costs to comply with the Sarbanes-Oxley Act of 2002 and higher accrued performance awards. The majority of such costs incurred in fiscal 2005 were not incurred until the second half of fiscal 2005.

     As a percentage of net sales, SG&A expenses decreased to 18.4% for the second quarter of fiscal 2006 compared to 20.3% for the second quarter of fiscal 2005. The decrease as a percentage of net sales is due to improved efficiencies in controlling costs while increasing revenues.

Operating Income

     Operating income for the second quarter of fiscal 2006 increased by 45.4% to $16.6 million, compared to operating income of $11.4 million for the second quarter of fiscal 2005. The increase in operating income reflects an increase of $2.1 million (a 24.4% increase) to $11.0 million in operating income of the FSG in the second quarter of fiscal 2006 from $8.9 million for the second quarter of fiscal 2005. Operating income of the ETG increased $4.5 million (a 105.1% increase) to $8.7 million for the second quarter of fiscal 2006 from $4.2 million for the second quarter of fiscal 2005. These increases were partially offset by the aforementioned increase in corporate expenses. As a percentage of net sales, operating income increased from 17.1% in the second quarter of fiscal 2005 to 18.0% in the second quarter of fiscal 2006. The increase in operating income as a percentage of net sales reflects an increase in the ETG's operating income as a percentage of net sales from 20.1% in the second quarter of fiscal 2005 to 29.2% in the second quarter of fiscal 2006 offset by a decrease in the FSG's operating income as a percentage of net sales from 19.3% in the second quarter of fiscal 2005 to 17.7% in the second quarter of fiscal 2006. The increase in the ETG's operating income as a percentage of net sales reflects the increased gross profit margins discussed previously. The decrease in the FSG's operating income as a percentage of net sales reflects the decreased gross profit margins discussed previously partially offset by improved operating efficiencies.

Interest Expense

     Interest expense increased to $861,000 in the second quarter of fiscal 2006 from $300,000 in the second quarter of fiscal 2005. The increase was principally due to a higher weighted average balance outstanding under the revolving credit facility in the second quarter of fiscal 2006 attributable to borrowings related to acquisitions and higher interest rates.

Interest and Other Income

     Interest and other income in the second quarter of fiscal 2006 and 2005 were not material.

Income Tax Expense

     The Company's effective tax rate for the second quarter of fiscal 2006 decreased to 36.2% from 37.7% for the second quarter of fiscal 2005. The decrease is principally due to a higher amount of the minority interests' share of income excluded from the Company's fiscal 2006 consolidated income subject to federal income taxes.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace, including the 49% minority interest held in SDI, and the minority interests held in the ETG, which consist of the 20% minority interest held in Sierra and the 15% minority interest held in HVT. The increase in the minority interests' share of income for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 is attributable to the acquisitions of SDI (November 2005) and HVT (September 2005) and the higher earnings of the FSG and Sierra.

Net Income

     The Company's net income was $7.5 million, or $.28 per diluted share, for the second quarter of fiscal 2006 compared to $5.7 million, or $.22 per diluted share, for the second quarter of fiscal 2005 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

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

Operating Activities

     Net cash provided by operating activities was $7.4 million for the first six months of fiscal 2006, consisting primarily of net income of $14.3 million, minority interests' share of income of consolidated subsidiaries of $5.5 million, depreciation and amortization of $4.3 million, a tax benefit on stock option exercises of $2.4 million, a deferred income tax provision of $1.7 million, and stock option compensation expense of $.9 million, partially offset by an increase in net operating assets of $20.6 million and the presentation of $1.1 million of excess tax benefit from stock option exercises as a financing activity in accordance with the provisions of SFAS No. 123(R) (see Stock Based Compensation below). The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories by the FSG required to meet increased sales demand associated with new product offerings, sales growth and increased lead times on certain raw materials; an increase in accounts receivable due to sales growth; and the payment of performance awards and income taxes that were accrued as of October 31, 2005. Net cash provided by operating activities decreased from $11.5 million for the first six months of fiscal 2005 principally as a result of the increase in net operating assets referenced above, partially offset by the increase in net income and the minority interests' share of income.

Investing Activities

     Net cash used in investing activities during the first six months of fiscal 2006 related primarily to acquisitions and related costs (principally SDI and EDT) of $33.0 million and capital expenditures totaling $4.6 million.

Financing Activities

     Net cash provided by financing activities during the first six months of fiscal 2006 primarily related to borrowings of $34.0 million on the Company's revolving credit facility principally used to fund the aforementioned acquisitions, proceeds from stock option exercises of $3.8 million and $1.1 million of excess tax benefit from stock option exercises classified as a financing activity in accordance with the provisions of SFAS No. 123(R), partially offset by repayments of $7.0 million on the Company's revolving credit facility and the payment of $1.0 million in cash dividends on the Company's common stock.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has arranged for standby letters of credit aggregating $2.2 million to meet the security requirement of its insurance company for potential workers' compensation claims and one of the Company's subsidiaries has guaranteed its performance related to a customer contract through a letter of credit for $.1 million, expiring August 2006. These letters of credit are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

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

     As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should the subsidiary meet certain earnings objectives during the first four years following the acquisition. In the second quarter of 2006, the Company paid $2.2 million of such additional purchase consideration based on the subsidiary's earnings relative to target for the first year.

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

     The Company has also accrued additional purchase consideration aggregating $.5 million as of April 30, 2006 in accordance with the agreements related to certain acquisitions based principally on the actual value of the net assets acquired. The Company expects to pay this amount in fiscal 2006.

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

     Beginning in fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised ("excess tax benefit") as a financing activity in the Condensed Consolidated Statements of Cash Flows as prescribed by SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Condensed Consolidated Statements of Cash Flows. For the six months ended April 30, 2006, the Company reclassified $1,135,000 of excess tax benefit from stock option exercises from operating activities to financing activities in its Condensed Consolidated Statements of Cash Flows.

     As a result of the adoption of SFAS No. 123(R), the Company's net income for the six months and three months ended April 30, 2006 includes compensation expense of $887,000 and $459,000 , respectively, and income tax benefit related to the Company's stock options of $267,000 and $141,000, respectively. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

     As of April 30, 2006, there was $1.3 million of pretax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.6 years.

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

     In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations, financial position, or cash flows.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of April 30, 2006, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $348,000 on an annual basis.

     The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in British pound sterling. A hypothetical 10% weakening in the exchange rate of the British pound sterling to the United States dollar as of April 30, 2006 would not have a material effect on the Company's results of operations or financial position.

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

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first six months of fiscal 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on March 27, 2006, the Company's shareholders elected eight directors. The number of votes cast for and withheld for each nominee for director was as follows:

         DIRECTOR                         FOR              WITHHELD
         ----------------------        ----------          --------
         Samuel L. Higginbottom        10,560,107           513,530
         Wolfgang Mayrhuber            10,218,622           855,015
         Eric A. Mendelson             10,219,063           854,574
         Laurans A. Mendelson          10,315,314           758,323
         Victor H. Mendelson           10,171,802           901,835
         Albert Morrison, Jr.          10,777,399           296,238
         Joseph W. Pallot              10,858,250           215,387
         Dr. Alan Schriesheim          10,777,036           296,601

     The Company's shareholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending October 31, 2006, with 10,855,210 voting for the proposal, 147,457 voting against and 70,965 abstaining.

ITEM 6.  EXHIBITS

         EXHIBIT   DESCRIPTION
         -------   -------------------------------------------------------------
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


                                             HEICO CORPORATION

Date: June 7, 2006                           By: /s/  THOMAS S. IRWIN
                                                 -------------------------------
                                                 Thomas S. Irwin
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

         EXHIBIT   DESCRIPTION
         -------   -------------------------------------------------------------
          31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                   Officer.

          31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                   Officer.

          32.1     Section 1350 Certification of Chief Executive Officer.

          32.2     Section 1350 Certification of Chief Financial Officer.