Form 10-Q
period 2006-07-31
HEICO CORP
filed 2006-09-11
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended July 31, 2006 or

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

                                 Yes [ ] No [X]

     The number of shares outstanding of each of the registrant's classes of common stock as of August 31, 2006:

          Common Stock, $.01 par value               10,297,064 shares
          Class A Common Stock, $.01 par value       15,026,802 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                 as of July 31, 2006 and October 31, 2005..................................2

               Condensed Consolidated Statements of Operations (unaudited)
                 for the nine months and three months ended July 31, 2006 and 2005.........3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                 for the nine months ended July 31, 2006 and 2005..........................4

               Notes to Condensed Consolidated Financial Statements (unaudited)............5

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................21

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................34

     Item 4.   Controls and Procedures....................................................35

PART II.  OTHER INFORMATION:

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds................36

     Item 6.   Exhibits...................................................................36

Signature.................................................................................37

                      PART I. ITEM 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                      JULY 31,        OCTOBER 31,
                                                                        2006             2005
                                                                  ---------------   ---------------
                            ASSETS
Current assets:
  Cash and cash equivalents                                       $     6,371,000   $     5,330,000
  Accounts receivable, net                                             61,831,000        47,668,000
  Inventories, net                                                     90,668,000        62,758,000
  Prepaid expenses and other current assets                             3,990,000         3,159,000
  Deferred income taxes                                                 9,030,000         7,218,000
                                                                  ---------------   ---------------
    Total current assets                                              171,890,000       126,133,000

Property, plant and equipment, net                                     48,894,000        46,663,000
Goodwill                                                              272,037,000       248,229,000
Other assets                                                           21,517,000        14,599,000
                                                                  ---------------   ---------------
    Total assets                                                  $   514,338,000   $   435,624,000
                                                                  ===============   ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term debt        $        56,000   $        63,000
  Trade accounts payable                                               18,023,000        11,129,000
  Accrued expenses and other current liabilities                       33,152,000        32,473,000
  Income taxes payable                                                  1,606,000         6,285,000
                                                                  ---------------   ---------------
    Total current liabilities                                          52,837,000        49,950,000

Long-term debt, net of current maturities                              60,030,000        34,061,000
Deferred income taxes                                                  27,762,000        22,431,000
Other non-current liabilities                                           5,537,000         6,644,000
                                                                  ---------------   ---------------
    Total liabilities                                                 146,166,000       113,086,000
                                                                  ---------------   ---------------
Minority interests in consolidated subsidiaries                        61,097,000        49,035,000
                                                                  ---------------   ---------------

Commitments and contingencies (Note 12)
Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000
    shares authorized; 300,000 shares designated as
    Series B Junior Participating Preferred Stock
    and 300,000 shares designated as Series C Junior
    Participating Preferred Stock; none issued                                 --                --
  Common Stock, $.01 par value per share; 30,000,000
    shares authorized; 10,296,989 and 10,057,690 shares
    issued and outstanding, respectively                                  103,000           101,000
  Class A Common Stock, $.01 par value per share;
    30,000,000 shares authorized; 15,015,718 and
    14,517,669 shares issued and outstanding, respectively                150,000           145,000
  Capital in excess of par value                                      205,424,000       192,523,000
  Accumulated other comprehensive income (loss)                            36,000           (65,000)
  Retained earnings                                                   101,362,000        80,799,000
                                                                  ---------------   ---------------
    Total shareholders' equity                                        307,075,000       273,503,000
                                                                  ---------------   ---------------
    Total liabilities and shareholders' equity                    $   514,338,000   $   435,624,000
                                                                  ===============   ===============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                             NINE MONTHS ENDED JULY 31,          THREE MONTHS ENDED JULY 31,
                                          ---------------------------------   ---------------------------------
                                                2006              2005              2006              2005
                                          ---------------   ---------------   ---------------   ---------------
Net sales                                 $   282,365,000   $   193,123,000   $   102,172,000   $    69,169,000
                                          ---------------   ---------------   ---------------   ---------------

Operating costs and expenses:
  Cost of sales                               179,192,000       121,799,000        64,587,000        43,170,000
  Selling, general and administrative
   expenses                                    53,879,000        39,481,000        20,197,000        14,250,000
                                          ---------------   ---------------   ---------------   ---------------

Total operating costs and expenses            233,071,000       161,280,000        84,784,000        57,420,000
                                          ---------------   ---------------   ---------------   ---------------

Operating income                               49,294,000        31,843,000        17,388,000        11,749,000

Interest expense                               (2,627,000)         (785,000)         (958,000)         (252,000)
Interest and other income                         365,000           421,000           111,000           341,000
                                          ---------------   ---------------   ---------------   ---------------

Income before income taxes and minority
 interests                                     47,032,000        31,479,000        16,541,000        11,838,000

Income tax expense                             16,193,000        11,430,000         5,462,000         4,294,000
                                          ---------------   ---------------   ---------------   ---------------

Income before minority interests               30,839,000        20,049,000        11,079,000         7,544,000

Minority interests' share of income             8,272,000         3,862,000         2,803,000         1,498,000
                                          ---------------   ---------------   ---------------   ---------------

Net income                                $    22,567,000   $    16,187,000   $     8,276,000   $     6,046,000
                                          ===============   ===============   ===============   ===============

Net income per share:
  Basic                                   $           .90   $           .66   $           .33   $           .25
  Diluted                                 $           .85   $           .62   $           .31   $           .23

Weighted average number of common
 shares outstanding:
  Basic                                        24,997,560        24,425,235        25,291,566        24,500,372
  Diluted                                      26,521,065        26,280,695        26,710,192        26,368,520

Cash dividends per share                  $         0.080   $         0.050   $         0.040   $         0.025

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                               NINE MONTHS ENDED JULY 31,
                                                           ----------------------------------
                                                                 2006               2005
                                                           ---------------    ---------------
Operating Activities:
  Net income                                               $    22,567,000    $    16,187,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                               6,636,000          5,267,000
     Deferred income tax provision                               2,839,000          2,914,000
     Minority interests' share of income                         8,272,000          3,862,000
     Tax benefit from stock option exercises                     7,252,000          2,826,000
     Excess tax benefit from stock option exercises             (1,139,000)                --
     Stock option compensation expense                           1,187,000              1,000
     Changes in assets and liabilities, net
      of acquisitions:
       Increase in accounts receivable                          (6,690,000)        (2,760,000)
       Increase in inventories                                 (11,038,000)        (8,833,000)
       Increase in prepaid expenses and other
        current assets                                            (148,000)          (352,000)
       Increase in trade accounts payables, accrued
        expenses and other current liabilities                   2,111,000          4,136,000
       Decrease in income taxes payable                         (4,705,000)        (2,257,000)
       Other                                                        16,000            (27,000)
                                                           ---------------    ---------------
  Net cash provided by operating activities                     27,160,000         20,964,000
                                                           ---------------    ---------------

Investing Activities:
  Acquisitions and related costs, net of cash acquired         (45,618,000)       (19,043,000)
  Capital expenditures                                          (7,055,000)        (6,804,000)
  Proceeds from sale of building held for sale                          --          3,520,000
  Other                                                            539,000            224,000
                                                           ---------------    ---------------
  Net cash used in investing activities                        (52,134,000)       (22,103,000)
                                                           ---------------    ---------------

Financing Activities:
  Borrowings on revolving credit facility                       46,000,000         22,000,000
  Payments on revolving credit facility                        (20,000,000)       (18,000,000)
  Borrowings on short-term line of credit                        1,000,000                 --
  Payments on short-term line of credit                         (3,000,000)                --
  Cash dividends paid                                           (2,004,000)        (1,224,000)
  Proceeds from stock option exercises                           4,471,000          1,338,000
  Excess tax benefit from stock option exercises                 1,139,000                 --
  Other                                                         (1,638,000)          (554,000)
                                                           ---------------    ---------------
  Net cash provided by financing activities                     25,968,000          3,560,000
                                                           ---------------    ---------------

Effect of exchange rate changes on cash                             47,000                 --
                                                           ---------------    ---------------

Net increase in cash and cash equivalents                        1,041,000          2,421,000
Cash and cash equivalents at beginning of year                   5,330,000            214,000
                                                           ---------------    ---------------
Cash and cash equivalents at end of period                 $     6,371,000    $     2,635,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2005. The October 31, 2005 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     The Company adopted the modified prospective transition method provided for under SFAS No. 123(R) and accordingly, prior period results have not been retroactively adjusted. The modified prospective transition method requires that stock-based compensation expense be recorded for (i) all new stock options granted on or after November 1, 2005 based on the grant date fair value determined under the provisions of SFAS No. 123(R) and (ii) all unvested stock options granted prior to November 1, 2005 based on the grant date fair value as determined under the provisions of SFAS No. 123.

     Beginning in fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised on or after November 1, 2005 ("excess tax benefit") as a financing activity in the Condensed Consolidated Statements of Cash Flows as prescribed by SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Condensed Consolidated Statements of Cash Flows. For the nine months ended July 31, 2006, the excess tax benefit from stock option exercises of $1,139,000 was presented in financing activities in the Company's Condensed Consolidated Statements of Cash Flows.

     As a result of the adoption of SFAS No. 123(R), the Company's net income for the nine months and three months ended July 31, 2006 includes compensation expense of $1,187,000 and $300,000, respectively, and income tax benefit related to the Company's stock options of $351,000 and $84,000, respectively. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.

     The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the nine months and three months ended July 31, 2005:

                                                         NINE MONTHS      THREE MONTHS
                                                            ENDED             ENDED
                                                        JULY 31, 2005     JULY 31, 2005
                                                       ---------------   ---------------
Net income, as reported                                $    16,187,000   $     6,046,000

Add:  Stock-based employee compensation
 expense included in reported net income, net of tax             1,000                --

Deduct:  Stock-based employee compensation
 expense determined under a fair-value method,
 net of tax                                                   (902,000)         (280,000)
                                                       ---------------   ---------------

Pro forma net income                                   $    15,286,000   $     5,766,000
                                                       ===============   ===============

Net income per share:
  Basic - as reported                                  $           .66   $           .25
  Basic - pro forma                                    $           .63   $           .24

  Diluted - as reported                                $           .62   $           .23
  Diluted - pro forma                                  $           .58   $           .22

     Further information regarding stock options can be found in Note 8, Stock Options.

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

     In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

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

     In November 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired all of the stock of Engineering Design Team, Inc. and substantially all of the assets of its affiliate (collectively "EDT"). Subject to meeting certain earnings objectives during the first four years following the acquisition, the Company may be obligated to pay additional consideration of up to $53.0 million in aggregate. EDT specializes in the design, manufacture and sale of advanced high-technology, high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer. EDT's products are utilized in homeland security, defense, medical, research, astronomical and other applications across numerous industries.

     In May 2006, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired all of the stock of Arger Enterprises, Inc. and its related companies (collectively "Arger"). Arger designs and distributes FAA-approved aircraft and engine parts primarily for the commercial aviation market. The Company intends to combine the operations of Arger within other subsidiaries of HEICO Aerospace Holdings Corp. during the year following the acquisition. Accordingly, the Company recognized a $1.8 million restructuring liability as part of the acquisition costs consisting principally of employee termination and relocation costs, moving costs and associated expenses and contract termination costs. As of July 31, 2006, $.2 million of such accrued costs had been paid.

     The acquisitions of SDI, EDT and Arger were accounted for using the purchase method of accounting. The purchase price of each acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements individually. The allocation of the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

     The results of operations of SDI, EDT and Arger were included in the Company's results of operations from their effective acquisition date. The following table presents the Company's unaudited pro forma consolidated operating results assuming the acquisitions of SDI, EDT and Arger had been consummated as of the beginning of fiscal 2005. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of the beginning of fiscal 2005. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to acquired intangible assets, increased interest expense associated with borrowings to finance the acquisitions, increased performance awards under the terms of the acquisitions and the incremental minority interest in the net income of SDI and Arger.

                           NINE MONTHS ENDED JULY 31,          THREE MONTHS ENDED JULY 31,
                        ---------------------------------   ---------------------------------
                             2006              2005              2006              2005
                        ---------------   ---------------   ---------------   ---------------
Net sales               $   292,635,000   $   248,034,000   $   103,273,000   $    87,427,000
Net income              $    22,251,000   $    18,307,000   $     8,157,000   $     6,378,000
Net income per share:
  Basic                 $           .89   $           .75   $           .32   $           .26
  Diluted               $           .84   $           .70   $           .31   $           .24

     Cash investing activities related to acquisitions (principally SDI, EDT, and Arger), including contingent purchase price payments to previous owners of acquired businesses, and adjustments to the preliminary allocation of the purchase price of prior year acquisitions to the assets acquired and liabilities assumed for the nine months ended July 31, 2006 is as follows:

                                                            NINE MONTHS
                                                               ENDED
                                                           JULY 31, 2006
                                                          ---------------
Fair values of assets acquired and liabilities assumed:
  Liabilities assumed                                     $    11,054,000
  Minority interests in consolidated subsidiaries               5,358,000

  Less:
    Goodwill                                                   23,536,000
    Inventories, net                                           16,846,000
    Identifiable intangible assets                              9,080,000
    Accounts receivable, net                                    7,424,000
    Accrued additional purchase consideration                   3,045,000
    Other assets                                                2,099,000
                                                          ---------------
  Acquisitions and related costs, net of cash acquired    $   (45,618,000)
                                                          ===============

     Accrued additional purchase consideration in the above table represents amounts accrued as of October 31, 2005 as a component of goodwill in accordance with the agreements related to certain prior year acquisitions that were paid in fiscal 2006.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                               JULY 31,         OCTOBER 31,
                                                                2006               2005
                                                           ---------------    ---------------
Accounts receivable                                        $    64,557,000    $    49,816,000
Less:  Allowance for doubtful accounts                          (2,726,000)        (2,148,000)
                                                           ---------------    ---------------
Accounts receivable, net                                   $    61,831,000    $    47,668,000
                                                           ===============    ===============

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                               JULY 31,         OCTOBER 31,
                                                                2006               2005
                                                           ---------------    ---------------
Costs incurred on uncompleted contracts                    $    16,527,000    $    18,344,000
Estimated earnings                                              10,138,000         11,252,000
                                                           ---------------    ---------------
                                                                26,665,000         29,596,000
Less: Billings to date                                         (19,418,000)       (21,747,000)
                                                           ---------------    ---------------
                                                           $     7,247,000    $     7,849,000
                                                           ===============    ===============
Included in accompanying condensed consolidated
 balance sheets under the following captions:
  Accounts receivable, net (costs and estimated
   earnings in excess of billings)                         $     7,648,000    $     7,889,000
  Accrued expenses and other current liabilities
   (billings in excess of costs and estimated earnings)           (401,000)           (40,000)
                                                           ---------------    ---------------
                                                           $     7,247,000    $     7,849,000
                                                           ===============    ===============

     Changes in estimates did not have a material effect on net income or diluted net income per share in the nine months and three months ended July 31, 2006 and 2005.

INVENTORIES

                                                               JULY 31,         OCTOBER 31,
                                                                2006               2005
                                                           ---------------    ---------------
Finished products                                          $    47,261,000   $    26,136,000
Work in process                                                 12,788,000        12,634,000
Materials, parts, assemblies and supplies                       30,619,000        23,988,000
                                                           ---------------   ---------------
Inventories, net                                           $    90,668,000   $    62,758,000
                                                           ===============   ===============

     Inventories related to long-term contracts were not significant as of July 31, 2006 and October 31, 2005.

PROPERTY, PLANT AND EQUIPMENT

                                                               JULY 31,         OCTOBER 31,
                                                                2006               2005
                                                           ---------------    ---------------
Land                                                       $     3,155,000    $     3,155,000
Buildings and improvements                                      25,311,000         25,344,000
Machinery, equipment and tooling                                56,863,000         53,460,000
Construction in progress                                         6,369,000          3,128,000
                                                           ---------------    ---------------
                                                                91,698,000         85,087,000
Less:  Accumulated depreciation and amortization               (42,804,000)       (38,424,000)
                                                           ---------------    ---------------
  Property, plant and equipment, net                       $    48,894,000    $    46,663,000
                                                           ===============    ===============

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2006 are as follows:

                                             SEGMENT (1)
                                  ---------------------------------    CONSOLIDATED
                                        FSG               ETG             TOTALS
                                  ---------------   ---------------   ---------------
Balances as of October 31, 2005   $   139,343,000   $   108,886,000   $   248,229,000
Goodwill acquired                      19,863,000         3,188,000        23,051,000
Adjustments to goodwill                   497,000           260,000           757,000
                                  ---------------   ---------------   ---------------
Balances as of July 31, 2006      $   159,703,000   $   112,334,000   $   272,037,000
                                  ===============   ===============   ===============

        (1) During the third quarter of fiscal 2006, one of the Company's subsidiaries formerly included in the ETG was reclassified to the FSG. Balances as of October 31, 2005 have been retroactively restated to reflect the revised segment classification.

     The goodwill acquired is a result of the acquisitions described in Note 2, Acquisitions. Adjustments to goodwill consist primarily of adjustments related to the preliminary allocation of the purchase price of prior year acquisitions to the assets acquired and liabilities assumed (see Note 2) and contingent purchase price payments to previous owners of acquired businesses.

     Identifiable intangible assets, which are recorded within other assets in the Company's Condensed Consolidated Balance Sheets, consist of:

                                      AS OF JULY 31, 2006                          AS OF OCTOBER 31, 2005
                         --------------------------------------------   --------------------------------------------
                            GROSS                             NET          GROSS                             NET
                           CARRYING       ACCUMULATED      CARRYING       CARRYING       ACCUMULATED      CARRYING
                            AMOUNT       AMORTIZATION       AMOUNT         AMOUNT       AMORTIZATION       AMOUNT
                         ------------    ------------    ------------   ------------    ------------    ------------
Amortizing Assets:
Customer relationships   $  3,969,000    $   (385,000)   $  3,584,000   $          0    $          0    $          0
Intellectual property       1,992,000        (374,000)      1,618,000             --              --              --
Licenses                    1,000,000        (308,000)        692,000      1,000,000        (252,000)        748,000
Non-compete agreements        800,000        (356,000)        444,000        660,000        (129,000)        531,000
Patents                       541,000         (91,000)        450,000        477,000         (60,000)        417,000
                         ------------    ------------    ------------   ------------    ------------    ------------
                            8,302,000      (1,514,000)      6,788,000      2,137,000        (441,000)      1,696,000
Non-Amortizing Assets:
Trade names                 6,629,000              --       6,629,000      3,650,000              --       3,650,000
                         ------------    ------------    ------------   ------------    ------------    ------------
                         $ 14,931,000    $ (1,514,000)   $ 13,417,000   $  5,787,000    $   (441,000)   $  5,346,000
                         ============    ============    ============   ============    ============    ============

     The increase in the gross carrying amount of customer relationships, intellectual property, non-compete agreements and trade names as of July 31, 2006 compared to October 31, 2005 principally relates to such intangible assets recognized in connection with the acquisitions of EDT, SDI and Arger (see Note 2, Acquisitions). A portion of the change in the gross carrying amount of trade names and non-compete agreements reflects adjustments to the preliminary allocation of the purchase price of prior year acquisitions to such identifiable intangible assets (see Note 2). The weighted average amortization period of the customer relationships, intellectual property and non-compete agreements acquired during the nine months ended July 31, 2006 is approximately six years, four years, and six years, respectively.

     Amortization expense of other intangible assets for the nine months and three months ended July 31, 2006 was $1,073,000 and $380,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2006 is estimated to be $1,472,000. Amortization expense for each of the next five fiscal years is estimated to be $1,526,000 in fiscal 2007, $1,373,000 in fiscal 2008, $1,257,000 in fiscal 2009, $612,000 in fiscal 2010 and $612,000 in fiscal 2011.

5.   SHORT-TERM AND LONG-TERM DEBT

     In June 2006, one of the Company's subsidiaries entered into a $7.0 million short-term line of credit with a bank, which expires in April 2007. The line of credit may be used for inventory purchases and other working capital needs and is secured by all the assets of the subsidiary. Advances under the line of credit bear interest at the subsidiary's choice of the "Prime Rate Advance" (prime rate less .75%) or "LIBOR Advance" (LIBOR rate plus .75%). As of July 31, 2006, no borrowings were outstanding under the line of credit.

     Long-term debt consists of:

                                                               JULY 31,         OCTOBER 31,
                                                                 2006              2005
                                                           ---------------    ---------------
Borrowings under revolving credit facility                 $    58,000,000    $    32,000,000
Industrial Development Revenue Refunding
 Bonds - Series 1988                                             1,980,000          1,980,000
Capital leases and equipment loans                                 106,000            144,000
                                                           ---------------    ---------------
                                                                60,086,000         34,124,000
Less: Current maturities of long-term debt                         (56,000)           (63,000)
                                                           ---------------    ---------------
                                                           $    60,030,000    $    34,061,000
                                                           ===============    ===============

     In July 2006, the Company amended its $130 million revolving credit facility principally to include a less restrictive covenant regarding requisite approval of acquisitions by the bank syndicate. The prior covenant relating to approval by the bank syndicate of acquisitions in excess of an aggregate of $50 million over any twelve-month period was eliminated provided the Company maintains an agreed upon, or lower, leverage ratio.

     As of July 31, 2006 and October 31, 2005, the weighted average interest rates on borrowings under the Company's revolving credit facility were 6.1% and 4.7%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2006, the Company believes it is in compliance with all such covenants.

     The interest rates on the Series 1988 industrial development revenue bonds were 3.7% and 2.8% as of July 31, 2006 and October 31, 2005, respectively.

6.   INCOME TAXES

     As previously reported, certain individual holders of non-qualified stock options issued by the Company exchanged certain stock options for annuity contracts in 1999 - 2002. As a result, the recognition of compensation income otherwise reportable upon the exercise of stock options was deferred by the individual holders. Based on a preliminary agreement between the individuals and the Internal Revenue Service, the remaining compensation income was accelerated and reported by the individuals on income tax returns filed during the current year. As a result, the Company's corresponding compensation deduction benefit was recognized in its fiscal 2005 income tax return filed in July 2006. Accordingly, the Company recorded a $5.0 million tax benefit from stock option exercises during the third quarter of fiscal 2006 by increasing capital in excess of par value, a component of shareholders' equity in the Company's Condensed Consolidated Balance Sheets (see Note 7, Shareholders' Equity) and increasing the tax benefit from stock option exercises, a component of net cash provided by operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

     The Company claimed an income tax credit for qualified research and development activities in its income tax return for fiscal 2005 and an amended return for a previous tax year that were filed in the third quarter of fiscal 2006. The aggregate tax credit, net of expenses, increased net income by approximately $.2 million for the nine months and three months ended July 31, 2006. The Company is reviewing other open tax years and may file amendments to claim additional tax credits for qualified research and development activities incurred during such years. The benefit of such tax credits will be recorded when the Company has completed its review and sustainability is considered probable.

7.   SHAREHOLDERS' EQUITY

     Changes in consolidated shareholders' equity for the nine months ended July 31, 2006 are as follows:

                                                                                         ACCUMULATED
                                                          CLASS A      CAPITAL IN           OTHER
                                             COMMON       COMMON        EXCESS OF       COMPREHENSIVE       RETAINED
                                             STOCK         STOCK        PAR VALUE       INCOME/(LOSS)       EARNINGS
                                           ----------   ----------   ---------------   ---------------   ---------------
Balances as of October 31, 2005            $  101,000   $  145,000   $   192,523,000   $       (65,000)  $    80,799,000
Net income                                         --           --                --                --        22,567,000
Foreign currency translation adjustments           --           --                --           101,000                --
Cash dividends ($.08 per share)                    --           --                --                --        (2,004,000)
Tax benefit from stock option exercises            --           --         7,252,000                --                --
Proceeds from stock option exercises            3,000        5,000         4,463,000                --                --
Stock option compensation expense                  --           --         1,187,000                --                --
Other                                          (1,000)          --            (1,000)               --                --
                                           ----------   ----------   ---------------   ---------------   ---------------
Balances as of July 31, 2006               $  103,000   $  150,000   $   205,424,000   $        36,000   $   101,362,000
                                           ==========   ==========   ===============   ===============   ===============

8.   STOCK OPTIONS

     The Company currently has two stock option plans, the 2002 Stock Option Plan ("2002 Plan") and the Non-Qualified Stock Option Plan under which stock options may be granted. The Company's 1993 Stock Option Plan ("1993 Plan") terminated in March 2003 on the tenth anniversary of its effective date. No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms. In addition, the Company granted stock options to two former shareholders of an acquired business pursuant to employment agreements entered into in connection with the acquisition in fiscal 1999. A total of 2,958,616 shares of the Company's stock are reserved for issuance to employees, directors, officers, and consultants as of July 31, 2006, including 2,796,153 shares currently under option and 162,463 shares available for future grants. Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options are granted with an exercise price of not less than 100% of the fair market value of the Company's common stock as of date of grant (110% thereof in certain cases) and are exercisable in percentages specified as of the date of grant over a period up to ten years. Only employees are eligible to receive incentive stock options. Non-qualified stock options under the 2002 Plan may be granted at less than fair market value and may be immediately exercisable. Options granted under the Non-Qualified Stock Option Plan may be granted with an exercise price of no less than the fair market value of the Company's common stock as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant. The options granted pursuant to the 2002 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee in its sole discretion. The stock options granted to two former shareholders of an acquired business were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant. Options under all stock option plans expire not later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

     Information concerning stock option activity for the nine months ended July 31, 2006 is as follows:

                                                      SHARES UNDER OPTION
                                      SHARES      -----------------------------
                                     AVAILABLE                 WEIGHTED AVERAGE
                                     FOR GRANT      SHARES      EXERCISE PRICE
                                     ----------   ----------   ----------------
Outstanding as of October 31, 2005      156,303    3,588,680   $           9.50
Granted                                      --           --   $             --
Cancelled                                 6,160       (9,491)  $           8.95
Exercised                                    --     (783,036)  $           7.14
                                  --------------  ----------
Outstanding as of July 31, 2006         162,463    2,796,153   $          10.16
                                  ==============  ==========

     Information concerning stock options outstanding and stock options exercisable by class of common stock as of July 31, 2006 is as follows:

COMMON STOCK

                                             OPTIONS OUTSTANDING
                    ---------------------------------------------------------------------
                                     WEIGHTED        WEIGHTED AVERAGE        AGGREGATE
    RANGE OF          NUMBER          AVERAGE      REMAINING CONTRACTUAL     INTRINSIC
 EXERCISE PRICES    OUTSTANDING   EXERCISE PRICE        LIFE (YEARS)           VALUE
-----------------   -----------   --------------   ---------------------   --------------
   $1.16 - $ 2.90       111,182   $         1.84           1.1             $    3,225,000
   $2.91 - $ 7.00       127,250   $         6.31           0.4                  3,123,000
   $7.01 - $12.00       583,000   $         8.97           5.1                 12,755,000
  $12.01 - $21.92       456,750   $        14.21           4.5                  7,600,000
                    -----------                                            --------------
                      1,278,182   $         9.96           4.1             $   26,703,000
                    ===========                                            ==============

                                             OPTIONS EXERCISABLE
                    ---------------------------------------------------------------------
                                     WEIGHTED        WEIGHTED AVERAGE        AGGREGATE
    RANGE OF          NUMBER          AVERAGE      REMAINING CONTRACTUAL     INTRINSIC
 EXERCISE PRICES    EXERCISABLE   EXERCISE PRICE        LIFE (YEARS)           VALUE
-----------------   -----------   --------------   ---------------------   --------------
   $1.16 - $ 2.90       111,182   $         1.84           1.1             $    3,225,000
   $2.91 - $ 7.00       127,250   $         6.31           0.4                  3,123,000
   $7.01 - $12.00       460,999   $         9.19           4.8                  9,986,000
  $12.01 - $21.92       450,750   $        14.22           4.5                  7,495,000
                    -----------                                            --------------
                      1,150,181   $        10.13           3.8             $   23,829,000
                    ===========                                            ==============

CLASS A COMMON STOCK

                                             OPTIONS OUTSTANDING
                    ---------------------------------------------------------------------
                                     WEIGHTED        WEIGHTED AVERAGE        AGGREGATE
    RANGE OF          NUMBER          AVERAGE      REMAINING CONTRACTUAL     INTRINSIC
 EXERCISE PRICES    OUTSTANDING   EXERCISE PRICE        LIFE (YEARS)           VALUE
-----------------   -----------   --------------   ---------------------   --------------
   $1.16 - $ 2.90        95,795   $         1.71           1.1             $    2,346,000
   $2.91 - $ 7.00       150,735   $         5.65           5.2                  3,098,000
   $7.01 - $12.00       684,159   $         8.35           4.7                 12,210,000
  $12.01 - $21.92       587,282   $        15.22           3.6                  6,447,000
                    -----------                                            --------------
                      1,517,971   $        10.32           4.1             $   24,101,000
                    ===========                                            ==============

                                             OPTIONS EXERCISABLE
                    ---------------------------------------------------------------------
                                     WEIGHTED        WEIGHTED AVERAGE        AGGREGATE
    RANGE OF          NUMBER          AVERAGE      REMAINING CONTRACTUAL     INTRINSIC
 EXERCISE PRICES    EXERCISABLE   EXERCISE PRICE        LIFE (YEARS)           VALUE
-----------------   -----------   --------------   ---------------------   --------------
   $1.16 - $ 2.90        95,795   $         1.71           1.1             $    2,346,000
   $2.91 - $ 7.00        99,475   $         5.71           4.5                  2,039,000
   $7.01 - $12.00       624,471   $         8.31           4.6                 11,170,000
  $12.01 - $21.92       564,647   $        15.31           3.5                  6,149,000
                    -----------                                            --------------
                      1,384,388   $        10.52           3.9             $   21,704,000
                    ===========                                            ==============

     The aggregate intrinsic values in the tables above are calculated based on the difference between the closing price per share of the underlying common stock as reported on the New York Stock Exchange as of July 31, 2006 less the option exercise price (if a positive spread) multiplied by the number of stock options.

     If there were a change in control of the Company, options outstanding for an additional 77,707 shares of Common Stock and 116,799 shares of Class A Common Stock would become immediately exercisable.

     Information concerning stock options exercised during the nine months ended July 31, 2006 is as follows:

                                                     NINE MONTHS
                                                        ENDED
                                                    JULY 31, 2006
                                                    -------------
Cash proceeds from stock option exercises           $   4,471,000
Tax benefit realized from stock option exercises        1,391,000
Intrinsic value of stock option exercises              14,924,000

     Effective as of November 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of July 31, 2006, there was $1.0 million of pretax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

9.   RESEARCH AND DEVELOPMENT EXPENSES

     Cost of sales for the nine months ended July 31, 2006 and 2005 includes approximately $12.2 million and $8.2 million, respectively, of new product research and development expenses. Cost of sales for the three months ended July 31, 2006 and 2005 includes approximately $4.0 million and $2.9 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

10.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the nine months and three months ended July 31:

                                                          NINE MONTHS ENDED JULY 31,        THREE MONTHS ENDED JULY 31,
                                                        -------------------------------   -------------------------------
                                                             2006             2005             2006             2005
                                                        --------------   --------------   --------------   --------------
Numerator:
  Net income                                            $   22,567,000   $   16,187,000   $    8,276,000   $    6,046,000
                                                        ==============   ==============   ==============   ==============

Denominator:
  Weighted average common shares outstanding-basic          24,997,560       24,425,235       25,291,566       24,500,372
  Effect of dilutive stock options                           1,523,505        1,855,460        1,418,626        1,868,148
                                                        --------------   --------------   --------------   --------------
  Weighted average common shares outstanding-diluted        26,521,065       26,280,695       26,710,192       26,368,520
                                                        ==============   ==============   ==============   ==============

Net income per share- basic                             $         0.90   $         0.66   $         0.33   $         0.25
Net income per share- diluted                           $         0.85   $         0.62   $         0.31   $         0.23

Anti-dilutive stock options excluded                            16,720          197,241            1,000          155,705

11.  OPERATING SEGMENTS

     Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine months and three months ended July 31, 2006 and 2005, respectively, as well as for the three months ended April 30, 2006 and 2005, January 31, 2006 and 2005, and October 31, 2005, is as follows:

                                                                                    OTHER,
                                                       SEGMENT (1)                 PRIMARILY
                                            ---------------------------------    CORPORATE AND      CONSOLIDATED
                                                  FSG               ETG          INTERSEGMENT          TOTALS
                                            ---------------   ---------------   ---------------   ---------------
For the nine months ended July 31, 2006:
  Net sales                                 $   198,586,000   $    83,858,000   $       (79,000)  $   282,365,000
  Depreciation and amortization                   4,467,000         1,939,000           230,000         6,636,000
  Operating income                               33,832,000        25,036,000        (9,574,000)       49,294,000
  Capital expenditures                            5,915,000         1,034,000           106,000         7,055,000

For the nine months ended July 31, 2005:
  Net sales                                 $   142,849,000   $    50,421,000   $      (147,000)  $   193,123,000
  Depreciation and amortization                   4,151,000           794,000           322,000         5,267,000
  Operating income                               25,347,000        12,075,000        (5,579,000)       31,843,000
  Capital expenditures                            6,337,000           441,000            26,000         6,804,000

                                                                                        OTHER,
                                                           SEGMENT (1)                 PRIMARILY
                                                ---------------------------------    CORPORATE AND      CONSOLIDATED
                                                      FSG               ETG          INTERSEGMENT          TOTALS
                                                ---------------   ---------------   ---------------    --------------
For the three months ended July 31, 2006:
  Net sales                                     $    71,069,000   $    31,113,000   $       (10,000)   $  102,172,000
  Depreciation and amortization                       1,570,000           670,000            73,000         2,313,000
  Operating income                                   11,471,000         9,688,000        (3,771,000)       17,388,000
  Capital expenditures                                2,196,000           173,000            64,000         2,433,000

For the three months ended July 31, 2005:
  Net sales                                     $    51,445,000   $    17,748,000   $       (24,000)   $   69,169,000
  Depreciation and amortization                       1,377,000           281,000           106,000         1,764,000
  Operating income                                    9,795,000         4,479,000        (2,525,000)       11,749,000
  Capital expenditures                                3,632,000           132,000            11,000         3,775,000

For the three months ended April 30, 2006:
  Net sales                                     $    63,839,000   $    28,263,000   $       (10,000)   $   92,092,000
  Depreciation and amortization                       1,462,000           641,000            71,000         2,174,000
  Operating income                                   10,746,000         8,945,000        (3,071,000)       16,620,000
  Capital expenditures                                2,896,000           483,000            36,000         3,415,000

For the three months ended April 30, 2005:
  Net sales                                     $    47,931,000   $    19,109,000   $       (67,000)   $   66,973,000
  Depreciation and amortization                       1,377,000           290,000           112,000         1,779,000
  Operating income                                    8,423,000         4,665,000        (1,655,000)       11,433,000
  Capital expenditures                                1,846,000           226,000            13,000         2,085,000

For the three months ended January 31, 2006:
  Net sales                                     $    63,678,000   $    24,482,000   $       (59,000)   $   88,101,000
  Depreciation and amortization                       1,435,000           628,000            86,000         2,149,000
  Operating income                                   11,615,000         6,403,000        (2,732,000)       15,286,000
  Capital expenditures                                  823,000           378,000             6,000         1,207,000

For the three months ended January 31, 2005:
  Net sales                                     $    43,473,000   $    13,564,000   $       (56,000)   $   56,981,000
  Depreciation and amortization                       1,397,000           223,000           104,000         1,724,000
  Operating income                                    7,129,000         2,931,000        (1,399,000)        8,661,000
  Capital expenditures                                  859,000            83,000             2,000           944,000

For the three months ended October 31, 2005:
  Net sales                                     $    49,140,000   $    27,400,000   $       (16,000)   $   76,524,000
  Depreciation and amortization                       1,724,000           323,000            95,000         2,142,000
  Operating income                                    7,448,000         8,903,000        (3,545,000)       12,806,000
  Capital expenditures                                1,122,000           322,000            25,000         1,469,000

     The total assets held by each operating segment as of July 31, 2006 and October 31, 2005 is as follows:

                                                       SEGMENT (1)
                                            ---------------------------------      PRIMARILY       CONSOLIDATED
                                                  FSG               ETG            CORPORATE          TOTALS
                                            ---------------   ---------------   ---------------   ---------------
Total assets as of July 31, 2006            $   321,022,000   $   176,834,000   $    16,482,000   $   514,338,000
Total assets as of October 31, 2005             259,957,000       159,123,000        16,544,000       435,624,000

(1) During the third quarter of fiscal 2006, one of the Company's subsidiaries formerly included in the ETG was reclassified to the FSG. Prior period amounts have been retroactively restated to reflect the revised segment classification.

12.  COMMITMENTS AND CONTINGENCIES

GUARANTEES

     The Company has arranged for standby letters of credit aggregating $2.2 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

     Changes in the Company's product warranty liability for the nine months ended July 31, 2006 and 2005, respectively, are as follows:

                                             2006          2005
                                          ----------    ----------
Balances as of beginning of fiscal year   $  395,000    $  129,000
Acquired warranty liabilities                 15,000            --
Accruals for warranties                      396,000       430,000
Warranty claims settled                     (410,000)     (188,000)
                                          ----------    ----------
Balances as of July 31                    $  396,000    $  371,000
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

     As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should the subsidiary meet certain earnings objectives during the first four years following the acquisition. In the second quarter of fiscal 2006, the Company paid $2.2 million of such additional purchase consideration based on the subsidiary's earnings relative to target for the first year.

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

     The Company has also accrued additional purchase consideration aggregating $.3 million as of July 31, 2006 in accordance with the agreements related to certain acquisitions based principally on the actual value of the net assets acquired. The Company paid this amount in August 2006.

     As part of an agreement for exclusive license rights to intellectual property, one of the subsidiaries of the ETG has guaranteed minimum royalty payments aggregating $.2 million through fiscal 2007.

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

     The Company's results of operations during the nine months ended July 31, 2006 have been affected by several recent acquisitions.

     In November 2005, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired a 51% interest in Seal Dynamics LLC ("SDI"). The remaining 49% interest is principally held by a member of SDI's management group. In November 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired Engineering Design Team, Inc. and its affiliate (collectively "EDT"). In May 2006, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired all of the stock of Arger Enterprises, Inc. and its related companies (collectively "Arger"). The purchase price of each acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements individually. The operating results of SDI, EDT and Arger were included in the Company's results of operations effective from each of their respective acquisition dates. For further information regarding these acquisitions, see Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

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

     As further explained within Comparison of First Nine Months of Fiscal 2006 to First Nine Months of Fiscal 2005, the first nine months of fiscal 2006 reflects operating results of all of the above mentioned fiscal 2006 and 2005 acquisitions from each of their respective acquisition dates, whereas the first nine months of fiscal 2005 includes just eight months of operating results of Connectronics and six months of operating results of Lumina from their respective aforementioned acquisition dates.

     As further explained within Comparison of Third Quarter of Fiscal 2006 to Third Quarter of Fiscal 2005, the third quarter of fiscal 2006 reflects operating results of all of the above mentioned fiscal 2006 and 2005 acquisitions, whereas the third quarter of fiscal 2005 includes just the operating results of Connectronics and Lumina and not of HVT, SDI, EDT and Arger, which were acquired subsequently.

RESULTS OF OPERATIONS

     The following table sets forth the results of the Company's operations, net sales and operating income by segment, and the percentage of net sales represented by the respective items in the Company's Condensed Consolidated Statements of Operations.

                                                        NINE MONTHS ENDED JULY 31,            THREE MONTHS ENDED JULY 31,
                                                     ---------------------------------     ---------------------------------
                                                          2006              2005                2006               2005
                                                     --------------     --------------     --------------     --------------
Net sales                                            $  282,365,000     $  193,123,000     $  102,172,000     $   69,169,000
                                                     --------------     --------------     --------------     --------------
Cost of sales                                           179,192,000        121,799,000         64,587,000         43,170,000
Selling, general and administrative expenses             53,879,000         39,481,000         20,197,000         14,250,000
                                                     --------------     --------------     --------------     --------------
Total operating costs and expenses                      233,071,000        161,280,000         84,784,000         57,420,000
                                                     --------------     --------------     --------------     --------------
Operating income                                     $   49,294,000     $   31,843,000     $   17,388,000     $   11,749,000
                                                     ==============     ==============     ==============     ==============
Net sales by segment: (1)
  Flight Support Group                               $  198,586,000     $  142,849,000     $   71,069,000     $   51,445,000
  Electronic Technologies Group                          83,858,000         50,421,000         31,113,000         17,748,000
  Intersegment sales                                        (79,000)          (147,000)           (10,000)           (24,000)
                                                     --------------     --------------     --------------     --------------
                                                     $  282,365,000     $  193,123,000     $  102,172,000     $   69,169,000
                                                     ==============     ==============     ==============     ==============
Operating income by segment: (1)
  Flight Support Group                               $   33,832,000     $   25,347,000     $   11,471,000     $    9,795,000
  Electronic Technologies Group                          25,036,000         12,075,000          9,688,000          4,479,000
  Other, primarily corporate                             (9,574,000)        (5,579,000)        (3,771,000)        (2,525,000)
                                                     --------------     --------------     --------------     --------------
                                                     $   49,294,000     $   31,843,000     $   17,388,000     $   11,749,000
                                                     ==============     ==============     ==============     ==============
Net sales                                                     100.0%             100.0%             100.0%             100.0%
Gross profit                                                   36.5%              36.9%              36.8%              37.6%
Selling, general and administrative expenses                   19.1%              20.4%              19.8%              20.6%
Operating income                                               17.5%              16.5%              17.0%              17.0%
Interest expense                                                0.9%               0.4%               0.9%               0.4%
Interest and other income                                       0.1%               0.2%               0.1%               0.5%
Income tax expense                                              5.7%               5.9%               5.3%               6.2%
Minority interests' share of income                             2.9%               2.0%               2.7%               2.2%
Net income                                                      8.0%               8.4%               8.1%               8.7%

(1) During the third quarter of fiscal 2006, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period amounts have been retroactively restated to reflect the revised segment classification.

COMPARISON OF FIRST NINE MONTHS OF FISCAL 2006 TO FIRST NINE MONTHS OF FISCAL
2005

Net Sales

     Net sales for the first nine months of fiscal 2006 increased by 46.2% to $282.4 million, as compared to net sales of $193.1 million for the first nine months of fiscal 2005. The increase in net sales reflects an increase of $55.7 million (a 39.0% increase) to $198.6 million in net sales within the FSG, and an increase of $33.4 million (a 66.3% increase) to $83.9 million in net sales within the ETG. The FSG's net sales increase reflects the acquisitions of SDI and Arger and organic growth of approximately 12%. The organic growth reflects increased sales of new products and services as well as improved demand for the FSG's aftermarket replacement parts and repair and overhaul services associated with continued recovery within the commercial airline industry. The ETG's net sales increase reflects the acquisitions of Connectronics, Lumina, HVT and EDT and organic growth of approximately 15% reflecting increased demand for certain products.

Gross Profit and Operating Expenses

     The Company's gross profit margin decreased slightly to 36.5% for the first nine months of fiscal 2006 as compared to 36.9% for the first nine months of fiscal 2005, reflecting lower margins within the FSG offset by an increase in the ETG margin. The FSG's gross profit margin decrease was due principally to a less favorable product mix including the expected impact of lower margins realized on products distributed by SDI. The ETG's gross profit margin increase was principally from improved product mix, including a higher margin product mix contributed by some of the recent acquisitions. Consolidated cost of sales for the first nine months of fiscal 2006 and 2005 includes approximately $12.2 million and $8.2 million, respectively, of new product research and development expenses.

     Selling, general and administrative ("SG&A") expenses were $53.9 million and $39.5 million for the first nine months of fiscal 2006 and fiscal 2005, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the aforementioned acquisitions, the increase in net sales discussed above, an increase in corporate expenses and stock option compensation expense (see Stock Based Compensation below). Corporate expenses are up due to increased costs to comply with the Sarbanes-Oxley Act of 2002 and higher accrued performance awards. The majority of such costs incurred in fiscal 2005 were not incurred until the second half of fiscal 2005.

     As a percentage of net sales, SG&A expenses decreased to 19.1% for the first nine months of fiscal 2006 compared to 20.4% for the first nine months of fiscal 2005. The decrease as a percentage of net sales is due to improved efficiencies in controlling costs while increasing revenues.

Operating Income

     Operating income for the first nine months of fiscal 2006 increased by 54.8% to $49.3 million, compared to operating income of $31.8 million for the first nine months of fiscal 2005. The increase in operating income reflects an increase of $8.5 million (a 33.5% increase) to $33.8 million in operating income of the FSG in the first nine months of fiscal 2006 from $25.3 million for the first nine months of fiscal 2005. Operating income of the ETG increased $13.0 million (a 107.3% increase) to $25.0 million for the first nine months of fiscal 2006 from $12.1 million for the first nine months of fiscal 2005. These increases were partially offset by the aforementioned increase in corporate expenses. As a percentage of net sales, operating income increased from 16.5% in the first nine months of fiscal 2005 to 17.5% in the first nine months of fiscal 2006. The increase in operating income as a percentage of net sales reflects a slight decrease in the FSG's operating income as a percentage of net sales from 17.7% in the first nine months of fiscal 2005 to 17.0% in the first nine months of fiscal 2006 and an increase in the ETG's operating income as a percentage of net sales from 23.9% in the first nine months of fiscal 2005 to 29.9% in the first nine months of fiscal 2006. The decrease in the FSG's operating income as a percentage of net sales reflects the lower gross profit margins discussed previously, partially offset by improved operating efficiencies within SG&A expenses. The increase in the ETG's operating income as a percentage of net sales reflects the increased gross profit margins discussed previously.

Interest Expense

     Interest expense increased to $2,627,000 in the first nine months of fiscal 2006 from $785,000 in the first nine months of fiscal 2005. The increase was principally due to a higher weighted average balance outstanding under the revolving credit facility in the first nine months of fiscal 2006 attributable to borrowings to fund acquisitions and higher interest rates.

Interest and Other Income

     Interest and other income in the first nine months of fiscal 2006 and fiscal 2005 were not material.

Income Tax Expense

     The Company's effective tax rate for the first nine months of fiscal 2006 decreased to 34.4% from 36.3% for the first nine months of fiscal 2005. The decrease is principally due to a higher amount of the minority interests' share of income excluded from the Company's fiscal 2006 consolidated income subject to federal income taxes, as well as an income tax credit for qualified research and development activities claimed in the third quarter of fiscal 2006 on the Company's fiscal 2005 tax return and an amended return for a previous tax year. The aggregate tax credit, net of expenses, increased net income by approximately $.2 million for the first nine months of fiscal 2006. The Company is reviewing other open tax years and may file amendments to claim additional tax credits for qualified research and development activities incurred during such years. The benefit of such tax credits will be recorded when the Company has completed its review and sustainability is considered probable.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace, including the 49% minority interest held in SDI, and the minority interests held in the ETG, which consist of the 20% minority interest held in Sierra

Microwave Technology, LLC ("Sierra") and the 15% minority interest held in HVT. The increase in the minority interests' share of income for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 is attributable to the acquisitions of SDI (November 2005) and HVT (September 2005) and the higher earnings of the FSG and Sierra.

Net Income

     The Company's net income was $22.6 million, or $.85 per diluted share, for the first nine months of fiscal 2006 compared to $16.2 million, or $.62 per diluted share, for the first nine months of fiscal 2005 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

OUTLOOK

     The Company reported increased sales and operating income in its two business segments reflecting both growth through acquisitions and strong organic growth. Consolidated operating margins experienced in the first nine months of fiscal 2006 approximate those currently expected for the full fiscal 2006 year.

     Based on the Company's continued success in introducing new products and services and increasing product demand, the Company continues to target growth in fiscal 2006 sales and net income over fiscal 2005.

COMPARISON OF THIRD QUARTER OF FISCAL 2006 TO THIRD QUARTER OF FISCAL 2005

Net Sales

     Net sales for the third quarter of fiscal 2006 increased by 47.7% to $102.2 million, as compared to net sales of $69.2 million for the third quarter of fiscal 2005. The increase in net sales reflects an increase of $19.6 million (a 38.1% increase) to $71.1 million in net sales within the FSG, and an increase of $13.4 million (a 75.3% increase) to $31.1 million in net sales within the ETG. The FSG's net sales increase reflects the acquisitions of SDI and Arger and organic growth of approximately 8%. The organic growth reflects increased sales of new products and services as well as improved demand for the FSG's aftermarket replacement parts and repair and overhaul services associated with continued recovery within the commercial airline industry. The ETG's net sales increase reflects the acquisitions of HVT and EDT and organic growth of approximately 30% reflecting increased demand for certain products.

Gross Profit and Operating Expenses

     The Company's gross profit margin decreased to 36.8% for the third quarter of fiscal 2006 as compared to 37.6% for the third quarter of fiscal 2005, reflecting lower margins within the FSG partially offset by an increase in the ETG margin. The FSG's gross profit margin decrease was due principally to a less favorable product mix including the expected impact of lower margins realized on products distributed by SDI. The ETG's gross profit margin increase was principally from improved product mix, including a higher margin product mix contributed by some of the recent acquisitions. Consolidated cost of sales for the third quarter of fiscal 2006 and 2005 includes approximately $4.0 million and $2.9 million, respectively, of new product research and development expenses.

     SG&A expenses were $20.2 million and $14.3 million for the third quarter of fiscal 2006 and fiscal 2005, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the aforementioned acquisitions, the increase in net sales discussed above, an increase in corporate expenses and stock option compensation expense (see Stock Based Compensation below). Corporate expenses are up due to increased costs to comply with the Sarbanes-Oxley Act of 2002 and higher accrued performance awards. The majority of such costs incurred in fiscal 2005 were not incurred until the second half of fiscal 2005.

     As a percentage of net sales, SG&A expenses decreased to 19.8% for the third quarter of fiscal 2006 compared to 20.6% for the third quarter of fiscal 2005. The decrease as a percentage of net sales is due to improved efficiencies in controlling costs while increasing revenues.

Operating Income

     Operating income for the third quarter of fiscal 2006 increased by 48.0% to $17.4 million, compared to operating income of $11.7 million for the third quarter of fiscal 2005. The increase in operating income reflects an increase of $1.7 million (a 17.1% increase) to $11.5 million in operating income of the FSG in the third quarter of fiscal 2006 from $9.8 million for the third quarter of fiscal 2005. Operating income of the ETG increased $5.2 million (a 116.3% increase) to $9.7 million for the third quarter of fiscal 2006 from $4.5 million for the third quarter of fiscal 2005. These increases were partially offset by the aforementioned increase in corporate expenses. As a percentage of net sales, operating income approximated 17.0% in both the third quarter of fiscal 2006 and 2005. The operating income as a percentage of net sales reflects an increase in the ETG's operating income as a percentage of net sales from 25.2% in the third quarter of fiscal 2005 to 31.1% in the third quarter of fiscal 2006 offset by a decrease in the FSG's operating income as a percentage of net sales from 19.0% in the third quarter of fiscal 2005 to 16.1% in the third quarter of fiscal 2006. The increase in the ETG's operating income as a percentage of net sales reflects the increased gross profit margins discussed previously. The decrease in the FSG's operating income as a percentage of net sales reflects the decreased gross profit margins discussed previously partially offset by improved operating efficiencies within SG&A expenses.

Interest Expense

     Interest expense increased to $958,000 in the third quarter of fiscal 2006 from $252,000 in the third quarter of fiscal 2005. The increase was principally due to a higher weighted average balance outstanding under the revolving credit facility in the third quarter of fiscal 2006 attributable to borrowings to fund acquisitions and higher interest rates.

Interest and Other Income

     Interest and other income in the third quarter of fiscal 2006 and 2005 were not material.

Income Tax Expense

     The Company's effective tax rate for the third quarter of fiscal 2006 decreased to 33.0% from 36.3% for the third quarter of fiscal 2005. The decrease is principally due to a higher amount of the minority interests' share of income excluded from the Company's fiscal 2006 consolidated income subject to federal income taxes, as well as an income tax credit for qualified research and development activities claimed in the third quarter of fiscal 2006 on the Company's fiscal 2005 tax return and an amended return for a previous tax year. The aggregate tax credit, net of expenses, increased net income by approximately $.2 million for the third quarter of fiscal 2006. The Company is reviewing other open tax years and may file amendments to claim additional tax credits for qualified research and development activities incurred during such years. The benefit of such tax credits will be recorded when the Company has completed its review and sustainability is considered probable.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace, including the 49% minority interest held in SDI, and the minority interests held in the ETG, which consist of the 20% minority interest held in Sierra and the 15% minority interest held in HVT. The increase in the minority interests' share of income for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 is attributable to the acquisitions of SDI (November 2005) and HVT (September 2005) and the higher earnings of the FSG and Sierra.

Net Income

     The Company's net income was $8.3 million, or $.31 per diluted share, for the third quarter of fiscal 2006 compared to $6.0 million, or $.23 per diluted share, for the third quarter of fiscal 2005 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

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

Operating Activities

     Net cash provided by operating activities was $27.2 million for the first nine months of fiscal 2006, consisting primarily of net income of $22.6 million, minority interests' share of income of consolidated subsidiaries of $8.3 million, a tax benefit on stock option exercises of $7.3 million, depreciation and amortization of $6.6 million, a deferred income tax provision of $2.8 million, and stock option compensation expense of $1.2 million, partially offset by an increase in net operating assets of $20.5 million and the presentation of $1.1 million of excess tax benefit from stock option exercises as a financing activity in accordance with the provisions of SFAS No. 123(R) (see Stock Based Compensation below). The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories by the FSG required to meet increased sales demand associated with new product offerings, sales growth and increased lead times on certain raw materials; an increase in accounts receivable due to sales growth; and the payment of income taxes that were accrued as of October 31, 2005. Net cash provided by operating activities increased from $21.0 million for the first nine months of fiscal 2005 principally as a result of the increase in net income and the minority interests' share of income and an increased tax benefit from stock option exercises, partially offset by the increase in net operating assets referenced above. During the third quarter of fiscal 2006, the Company recognized a $5.0 million tax benefit from stock option exercises after the individuals who exercised certain stock options entered into a preliminary agreement with the Internal Revenue Service under which their compensation income that had been previously deferred was accelerated (see Note 6, Income Taxes, of the Notes to Condensed Consolidated Financial Statements).

Investing Activities

     Net cash used in investing activities during the first nine months of fiscal 2006 related primarily to acquisitions and related costs (principally SDI, EDT and Arger) of $45.6 million and capital expenditures totaling $7.1 million.

Financing Activities

     Net cash provided by financing activities during the first nine months of fiscal 2006 primarily related to borrowings of $46.0 million on the Company's revolving credit facility principally used to fund the aforementioned acquisitions, proceeds from stock option exercises of $4.5 million and the presentation of $1.1 million of excess tax benefit from stock option exercises as a financing activity in accordance with the provisions of SFAS No. 123(R), partially offset by repayments of $20.0 million and $3.0 million on the Company's revolving credit facility and short-term line of credit, respectively, and the payment of $2.0 million in cash dividends on the Company's common stock.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has arranged for standby letters of credit aggregating $2.2 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

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

     As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should the subsidiary meet certain earnings objectives during the first four years following the acquisition. In the second quarter of fiscal 2006, the Company paid $2.2 million of such additional purchase consideration based on the subsidiary's earnings relative to target for the first year.

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

     The Company has also accrued additional purchase consideration aggregating $.3 million as of July 31, 2006 in accordance with the agreements related to certain acquisitions based principally on the actual value of the net assets acquired. The Company paid this amount in August 2006.

     As part of an agreement for exclusive license rights to intellectual property, one of the subsidiaries of the ETG has guaranteed minimum royalty payments aggregating $.2 million through fiscal 2007.

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

     The Company adopted the modified prospective transition method provided for under SFAS No. 123(R) and accordingly, prior period results have not been retroactively adjusted. The modified prospective transition method requires that stock-based compensation expense be recorded for (i) all new stock options granted on or after November 1, 2005 based on the grant date fair value determined under the provisions of SFAS No. 123(R) and (ii) all unvested stock options granted prior to November 1, 2005 based on the grant date fair value as determined under the provisions of SFAS No. 123.

     Beginning in fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised on or after November 1, 2005 ("excess tax benefit") as a financing activity in the Condensed Consolidated Statements of Cash Flows as prescribed by SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Condensed Consolidated Statements of Cash Flows. For the nine months ended July 31, 2006, the excess tax benefit from stock option exercises of $1,139,000 was presented in financing activities in the Company's Condensed Consolidated Statements of Cash Flows.

     As a result of the adoption of SFAS No. 123(R), the Company's net income for the nine months and three months ended July 31, 2006 includes compensation expense of $1,187,000 and $300,000, respectively, and income tax benefit related to the Company's stock options of $351,000 and $84,000, respectively. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.

     As of July 31, 2006, there was $1.0 million of pretax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

     Further information regarding stock options can be found in Note 8, Stock Options, of the Notes to Condensed Consolidated Financial Statements.

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

     In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of July 31, 2006, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $362,000 on an annual basis.

     The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in British pound sterling. A hypothetical 10% weakening in the exchange rate of the British pound sterling to the United States dollar as of July 31, 2006 would not have a material effect on the Company's results of operations, financial position, or cash flows.

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

                           PART II. OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first nine months of fiscal 2006.

ITEM 6.   EXHIBITS

          EXHIBIT    DESCRIPTION
          --------   -----------------------------------------------------------
            10.1     First Amendment, effective as of July 14, 2006, to Amended and Restated Revolving Credit Agreement among HEICO
                     Corporation, as Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent. *

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

                                               HEICO CORPORATION

Date: September 11, 2006                        By:  /s/  THOMAS S. IRWIN
                                                    ----------------------------
                                                    Thomas S. Irwin
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   ------------------------------------------------------------------
 10.1 First Amendment, effective as of July 14, 2006, to Amended and Restated Revolving Credit Agreement among HEICO Corporation, as Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent.

 31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

 31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

 32.1     Section 1350 Certification of Chief Executive Officer.

 32.2     Section 1350 Certification of Chief Financial Officer.