Form 10-K
period 2006-10-31
HEICO CORP
filed 2007-01-12
CIK 46619

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

                For the fiscal year ended October 31, 2006 or

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

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

   Large accelerated filer [ ]  Accelerated filer [X] Non-accelerated filer [ ]

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $676,405,000 based on the closing price of Common Stock and Class A Common Stock as of April 30, 2006 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange.

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 2, 2007:

    Common Stock, $.01 par value                         10,414,778 shares
    Class A Common Stock, $.01 par value                 15,134,223 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                HEICO CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                           PAGE
                                                                                                           ----
PART I
  Item 1.     Business.................................................................................       1
  Item 1A.    Risk Factors.............................................................................      11
  Item 1B.    Unresolved Staff Comments................................................................      15
  Item 2.     Properties...............................................................................      16
  Item 3.     Legal Proceedings........................................................................      17
  Item 4.     Submission of Matters to a Vote of Security Holders......................................      17

PART II
  Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities....................................................................      18
  Item 6.     Selected Financial Data..................................................................      20
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....      21
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................      36
  Item 8.     Financial Statements and Supplementary Data..............................................      37
  Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....      74
  Item 9A.    Controls and Procedures..................................................................      74
  Item 9B.    Other Information........................................................................      74

PART III
  Item 10.    Directors and Executive Officers of the Registrant.......................................      75
  Item 11.    Executive Compensation...................................................................      75
  Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters.................................................................................      75
  Item 13.    Certain Relationships and Related Transactions...........................................      75
  Item 14.    Principal Accountant Fees and Services...................................................      75

PART IV
  Item 15.    Exhibits and Financial Statement Schedules...............................................      76

SIGNATURES.............................................................................................      81

                                     PART I

ITEM 1.    BUSINESS

THE COMPANY

         HEICO Corporation through its subsidiaries (collectively, "HEICO", "we", "us", "our" or the "Company") believes it is the world's largest manufacturer of Federal Aviation Administration ("FAA")-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers ("OEMs"), and their subcontractors. HEICO also believes it is a leading manufacturer of various types of electronic equipment for the aviation, defense, space, medical, telecommunications, and electronics industries.

         Our business is comprised of two operating segments:

         The Flight Support Group. Our Flight Support Group, consisting of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and its subsidiaries, accounted for 71%, 71% and 74% of our net sales in fiscal 2006, 2005 and 2004, respectively. This Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the Flight Support Group repairs, refurbishes and overhauls jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies, and military and business aircraft operators; manufactures thermal insulation products and other component parts primarily for aerospace, defense and commercial applications; and distributes FAA-approved hydraulic, pneumatic, mechanical and electromechanical components for commercial, regional and general aviation markets.

         The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney, and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have consistently been adding new products to our line and currently hold Parts Manufacturer Approvals, which we refer to as "PMAs," for over 5,000 jet engine and aircraft component replacement parts.

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

         The Electronic Technologies Group. Our Electronic Technologies Group, consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 29%, 29% and 26% of our net sales in fiscal 2006, 2005 and 2004, respectively. Through our Electronic Technologies Group, which derived approximately 44% of its sales in fiscal 2006 from the sale of products and services to U.S. and foreign military agencies, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, photodetectors, amplifier modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage interconnection devices and wire, and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

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

         In March 2001, we entered into a joint venture with American Airlines, one of the world's largest airlines, to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through HEICO Aerospace. The joint venture is partly owned by American Airlines. American Airlines and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis. During fiscal years 2002 through 2004, we entered into additional strategic relationships with other leading airlines such as United Airlines (May 2002), Delta Air Lines (February 2003), Air Canada (March
2003) and Japan Airlines (March 2004). These relationships accelerate HEICO's efforts in developing a broad range of jet engine and aircraft component replacement parts for FAA approval. Each of the aforementioned airlines purchase these newly developed parts, and most of HEICO Aerospace's current FAA-approved parts product line, on an exclusive basis from HEICO Aerospace.

         In February 2006, we entered into a Joint Cooperation Agreement with China Aviation Import and Export Group Corporation ("CASGC") of the Peoples Republic of China to promote HEICO Aerospace FAA-approved aircraft and engine replacement products in China. CASGC is a state-owned company, which is a comprehensive service provider for aviation supplies, primarily engaged in the import and export of aviation-related products in China including aircraft engines, spares, ground support and safety equipment. CASGC's business scope also covers leasing maintenance, component repair and overhaul, consignment stores, manufacturing, and training.

         We have continuously operated in the aerospace industry for more than 50 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures, and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $392.2 million in fiscal 2006, a compound annual growth rate of approximately 18.4%. During the same period, we improved our net income from continuing operations from $2.0 million to $31.9 million.

FLIGHT SUPPORT GROUP

         Our Flight Support Group, headquartered in Hollywood, Florida, designs, engineers, manufactures, distributes, repairs and overhauls jet engine and aircraft component replacement parts such as combustion chambers, compressor blades, vanes, avionics and instruments, seals and various other engine and aircraft parts. The Flight Support Group also manufactures specialty aviation and defense components as a subcontractor. The Flight Support Group serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

         Jet engine and aircraft component replacement parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories in which we participate are as follows: (i) rotable; (ii) repairable; and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is "life limited" parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

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

         Factory-New Jet Engine and Aircraft Component Replacement Parts. The principal business of the Flight Support Group is the research and development, design, manufacture and sale of FAA-approved replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies. Our principal competitors are Pratt & Whitney, a division of United Technologies Corporation and General Electric Company, including its CFM International joint venture. The Flight Support Group's factory-new replacement parts include various jet engine and aircraft component replacement parts. A key element of our growth strategy is the continued design and development of an increasing number of Parts Manufacturer Approval ("PMA") replacement parts in order to further penetrate our existing customer base and obtain new customers. We select the jet engine and aircraft component replacement parts to design and manufacture through a selection process which analyzes industry information to determine which replacement parts are suitable candidates. As part of Lufthansa's investment in the Flight Support Group, Lufthansa has the right to select 50% of the parts for which we will seek PMAs, provided that such parts are technologically and economically feasible and substantially comparable with the profitability of our other PMA parts.

         Repair and Overhaul Services. The Flight Support Group provides repair and overhaul services on selected jet engine and aircraft component parts, as well as on avionics, instruments, composites and flight surfaces of commercial aircraft. The Flight Support Group also provides repair and overhaul services to military aircraft operators and aircraft repair and overhaul companies. Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment. Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes. Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, composite flight controls, electro-mechanical equipment and auxiliary power unit accessories. The Flight Support Group also provides commercial airlines, regional operators, asset management companies, and MRO providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs' spares services.

         Furthermore, the Flight Support Group repairs avionics and navigation systems, as well as their subcomponents and other instruments, utilized in military and commercial aircraft. Our customers include the United States government, foreign military agencies, and both domestic and foreign commercial airlines.

         Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. The Flight Support Group manufactures thermal insulation blankets primarily for aerospace, defense and commercial applications. The Flight Support Group also manufactures specialty components for sale as a subcontractor to OEMs and the U.S. government.

         Distribution. The Flight Support Group distributes FAA-approved parts including hydraulic, pneumatic, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.

         FAA Approvals and Product Design. Non-OEM manufacturers of jet engine replacement parts must receive a Parts Manufacturer Approval ("PMA") from the FAA to sell the replacement part. The PMA approval process includes the submission of sample parts, drawings and testing data to one of the FAA's Aircraft Certification Offices where the submitted data are analyzed. We believe that an applicant's ability to successfully complete the PMA process is limited by several factors, including (i) the agency's confidence level in the applicant; (ii) the complexity of the part; (iii) the volume of PMAs being filed; and (iv) the resources available to the FAA. We also believe that companies such as HEICO that have demonstrated their manufacturing capabilities and established favorable track records with the FAA generally receive a faster turnaround time in the processing of PMA applications. Finally, we believe that the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

         As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the Flight Support Group, which were approximately $300,000 in fiscal 1991, increased to approximately $10.6 million in fiscal 2006, $8.8 million in fiscal 2005 and $8.6 million in 2004. We believe that our Flight Support Group's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

         Our expanded research and development activities have included development of more complex jet engine and aircraft component replacement parts. We now have approximately 3,000 parts approved by the FAA that are actively being marketed and have cumulative FAA approvals for nearly 5,000 parts. We believe the development and subsequent sale of PMA parts represents a significant long-term market opportunity. In fiscal 2006, the FAA granted us PMAs for approximately 350 new parts (excluding acquired PMAs); however, no assurance can be given that the FAA will continue to grant PMAs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

         Electro-Optical Infrared Simulation and Test Equipment. The Electronic Technologies Group believes it is a leading international designer and manufacturer of niche state-of-the-art simulation, testing and calibration equipment used in the development of missile seeking technology, airborne targeting and reconnaissance systems, shipboard targeting and reconnaissance systems, space-based sensors as well as ground vehicle-based systems. These products include infrared scene projector equipment, such as our MIRAGE IR Scene Simulator, high precision blackbody sources, software and integrated calibration systems.

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

         Electro-Optical Laser Products. The Electronic Technologies Group believes it is a leading designer and maker of Laser Rangefinder Receivers and other photodetectors used in airborne, vehicular and handheld targeting systems manufactured by major prime military contractors, such as Northrop Grumman and Lockheed Martin. Most of our Rangefinder Receiver product offering consists of complex and patented products which detect reflected light from laser targeting systems and allow the systems to confirm target accuracy and calculate target distances prior to discharging a weapon system. These products are also used in laser eye surgery systems for tracking ocular movement.

         Electro-Optical, Microwave and Other Power Equipment. The Electronic Technologies Group produces power supplies, amplifiers and flash lamp drivers used in laser systems for military, medical and other applications that are sometimes utilized with our Rangefinder Receivers. We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders and flight computers. We offer custom or standard designs that solve challenging OEM requirements and meet stringent agency safety and emissions requirements. Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies and custom power supply designs.

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

         Electromagnetic and Radio Interference Shielding. The Electronic Technologies Group designs and makes shielding used to prevent electromagnetic energy and radio frequencies from interfering with computers, telecommunication devices, avionics, weapons systems and other electronic equipment. Our products include a patented line of shielding applied directly to circuit boards and a line of gasket-type shielding applied to computers and other electronic equipment. Our customers consist essentially of medical, electronic, telecommunication and defense equipment producers.

         High Voltage Interconnection Devices. The Electronic Technologies Group designs and manufactures high and very high voltage interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets. Among others, our products are utilized in aircraft missile defense, fighter pilot helmet displays, avionic systems, medical applications, wireless communications, as well as industrial applications including high voltage test equipment and underwater monitoring systems.

         High-Speed Interface Products: The Electronic Technologies Group designs, manufactures and sells advanced high-technology, high-speed interface products utilized in homeland security, defense, medical research, astronomical and other applications across numerous industries.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS AND GEOGRAPHIC AREAS

         See Note 16, Operating Segments, of the Notes to Consolidated Financial Statements for financial information by operating segment and by geographic areas.

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

         We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry and telecommunications companies as well as medical, scientific and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 21% of total net sales during the year ended October 31, 2006.

COMPETITION

         The aerospace product and service industry is characterized by intense competition and some of our competitors have substantially greater name recognition, inventories, complementary product and service offerings, financial, marketing and other resources than we do. As a result, such competitors may be able to respond more quickly to customer requirements than we can. Moreover, smaller competitors may be in a position to offer more attractive pricing as a result of lower labor costs and other factors.

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

BACKLOG

         Our total backlog of unshipped orders was $80.0 million as of October 31, 2006 compared to $61.3 million as of October 31, 2005. The Flight Support Group's backlog of unshipped orders was $34.4 million as of October 31, 2006 as compared to $23.2 million as of October 31, 2005. This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders. The increase in the Flight Support Group's backlog is primarily related to additional backlogs from fiscal 2006 acquisitions and improved demand for its aftermarket replacement parts and repair and overhaul services, as well as orders of new products and services. Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The Electronic Technologies Group's backlog of unshipped orders was $45.6 million as of October 31, 2006 as compared to $38.1 million as of October 31, 2005. The increase in the Electronic Technologies Group's backlog is primarily related to additional backlogs from fiscal 2006 acquisitions and orders of new products and services. Substantially the entire backlog of orders as of October 31, 2006 is expected to be delivered during fiscal 2007.

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

         Other Regulation. We are also subject to a variety of other regulations including work-related and community safety laws. The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees and established the Occupational Safety and Health Administration ("OSHA") in the Department of Labor. In particular, OSHA provides special procedures and measures for the handling of some hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous. We believe that our operations are in material compliance with OSHA's health and safety requirements.

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

EMPLOYEES

         As of October 31, 2006, we had 1,843 full-time and part-time employees, of whom 1,286 were in the Flight Support Group, 533 were in the Electronic Technologies Group, and 24 were Corporate. None of our employees is represented by a union. We believe that we have good relations with our employees.

AVAILABLE INFORMATION

         Our Internet web site address is http://www.heico.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). These materials are also available free of charge on the SEC's website at http://www.sec.gov. The information on or obtainable through our web site is not incorporated into this annual report on Form 10-K.

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. The code of ethics is located on our web site at http://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the web site. Also located on the web site are our Corporate Governance Guidelines, Finance/Audit Committee Charter, Nominating & Corporate Governance Committee Charter and Compensation Committee Charter.

         Copies of the above referenced materials will be made available, free of charge, upon written request to the Corporate Secretary at the Company's headquarters.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 31, 2006:

                                                                                                DIRECTOR
NAME                          AGE      POSITION(S)                                                SINCE
---------------------------  -----     ------------------------------------------------------   --------
Laurans A. Mendelson           68      Chairman of the Board, President and Chief                  1989
                                       Executive Officer
Thomas S. Irwin                60      Executive Vice President and Chief Financial                   _
                                       Officer
Eric A. Mendelson              41      Executive Vice President and Director; President and        1992
                                       Chief Executive Officer of HEICO Aerospace Holdings
                                       Corp.
Victor H. Mendelson            39      Executive Vice President, General Counsel and               1996
                                       Director; President and Chief Executive Officer
                                       of HEICO Electronic Technologies Corp.
James L. Reum                  75      Executive Vice President of HEICO                              _
                                       Aerospace Holdings Corp.

         Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. He has also served as Chief Executive Officer of the Company since February 1990 and President of the Company since September 1991. HEICO Corporation is a member of the Aerospace Industries Association ("AIA") in Washington D.C., and Mr. Mendelson frequently serves on the Board of Governors of AIA. He is also Chairman of the Board of Trustees, member of the Executive Committee and member of the Society of Mt. Sinai Founders of Mt. Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson served as a Trustee of Columbia University in The City of New York from 1995 to 2001, as well as Chairman of the Trustees' Audit Committee. Mr. Mendelson currently serves as Trustee Emeritus of Columbia University and is a member of the Trustees' Finance and Audit Committees. Mr. Mendelson is a Certified Public Accountant. Laurans A. Mendelson is the father of Eric Mendelson and Victor Mendelson.

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

ITEM 1A.   RISK FACTORS

         Our business, financial condition, operating results, and cash flows can be impacted by a number of factors, many of which are beyond our control, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which may cause our actual results to differ materially from anticipated results:

OUR SUCCESS IS HIGHLY DEPENDENT ON THE PERFORMANCE OF THE AVIATION INDUSTRY, WHICH COULD BE IMPACTED BY LOWER DEMAND FOR COMMERCIAL AIR TRAVEL OR AIRLINE FLEET CHANGES CAUSING LOWER DEMAND FOR OUR GOODS AND SERVICES.

         Economic factors and passenger security concerns that affect the aviation industry also affect our business. The aviation industry has historically been subject to downward cycles from time to time which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower prices and greater credit risk. These economic factors and passenger security concerns may have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO GOVERNMENTAL REGULATION AND OUR FAILURE TO COMPLY WITH THESE REGULATIONS COULD CAUSE THE GOVERNMENT TO WITHDRAW OR REVOKE OUR AUTHORIZATIONS AND APPROVALS TO DO BUSINESS AND COULD SUBJECT US TO PENALTIES AND SANCTIONS THAT COULD HARM OUR BUSINESS.

         Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and overhaul of aircraft parts and accessories. We include with the replacement parts that we sell to our customers documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In addition, our repair and overhaul operations are subject to certification pursuant to regulations established by the FAA. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition and results of operations. In addition, some sales to foreign countries of the equipment manufactured by our Electronic Technologies Group require approval or licensing from the U.S. government. Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

THE RETIREMENT OF COMMERCIAL AIRCRAFT COULD REDUCE OUR REVENUES.

         Our Flight Support Group designs, engineers, manufactures and distributes jet engine and aircraft component replacement parts and also offers repairs, refurbishments and overhauls of jet engine and aircraft components. If aircraft for which we have replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services our revenues may decline.

REDUCTIONS IN DEFENSE OR SPACE SPENDING BY U.S. AND/OR FOREIGN CUSTOMERS COULD REDUCE OUR REVENUES.

         In fiscal 2006, approximately 44% of the sales of our Electronic Technologies Group were derived from the sale of products and services to U.S. and foreign military agencies and their suppliers. A decline in defense or space budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

INTENSE COMPETITION FROM EXISTING AND NEW COMPETITORS MAY HARM OUR BUSINESS.

         We face significant competition in each of our businesses.

     Flight Support Group

         o For jet engine replacement parts, we compete with the industry's leading jet engine OEMs, particularly Pratt & Whitney and General Electric.

         o For the overhaul and repair of jet engine and airframe components, as well as avionics and navigation systems, we compete with:

             - major commercial airlines, many of which operate their own maintenance and overhaul units;

             -   OEMs, which manufacture, repair and overhaul their own parts;
                 and

             -   other independent service companies.

     Electronic Technologies Group

         o For the design and manufacture of various types of electronic and electro-optical equipment as well as high voltage interconnection devices and high speed interface products, we compete in a fragmented marketplace with a number of companies, some of which are well capitalized.

         The aviation aftermarket supply industry is highly fragmented, has several highly visible leading companies and is characterized by intense competition. Some of our OEM competitors have greater name recognition than HEICO, as well as complementary lines of business and financial, marketing and other resources that HEICO does not have. In addition, OEMs, aircraft maintenance providers, leasing companies and FAA-certificated repair facilities may attempt to bundle their services and product offerings in the supply industry, thereby significantly increasing industry competition. Moreover, our smaller competitors may be able to offer more attractive pricing of parts as a result of lower labor costs or other factors. A variety of potential actions by any of our competitors, including a reduction of product prices or the establishment by competitors of long-term relationships with new or existing customers, could have a material adverse effect on our business, financial condition and results of operations. Competition typically intensifies during cyclical downturns in the aviation industry, when supply may exceed demand. We may not be able to continue to compete effectively against present or future competitors, and competitive pressures may have a material and adverse effect on our business, financial condition and results of operations.

OUR SUCCESS IS DEPENDENT ON THE DEVELOPMENT AND MANUFACTURE OF NEW PRODUCTS, EQUIPMENT AND SERVICES. OUR INABILITY TO DEVELOP, MANUFACTURE AND INTRODUCE NEW PRODUCTS AND SERVICES AT PROFITABLE PRICING LEVELS COULD REDUCE OUR SALES OR SALES GROWTH.

         The aviation, defense, space and electronics industries are constantly undergoing development and change and, accordingly, new products, equipment and methods of repair and overhaul service are likely to be introduced in the future. In addition to manufacturing electronic and electro-optical equipment and selected aerospace and defense components for OEMs and the U.S. government and repairing jet engine and aircraft components, we re-design sophisticated aircraft replacement parts originally developed by OEMs so that we can offer the replacement parts for sale at substantially lower prices than those manufactured by the OEMs. Consequently, we devote substantial resources to research and product development. Technological development poses a number of challenges and risks, including the following:

         o We may not be able to successfully protect the proprietary interests we have in various aircraft parts, electronic and electro-optical equipment and our repair processes;

         o As OEMs continue to develop and improve jet engines and aircraft components, we may not be able to re-design and manufacture replacement parts that perform as well as those offered by OEMs or we may not be able to profitably sell our replacement parts at lower prices than the OEMs;

         o   We may need to expend significant capital to:

             -   purchase new equipment and machines,
             -   train employees in new methods of production and service, and
             -   fund the research and development of new products; and

         o Development by our competitors of patents or methodologies that preclude us from the design and manufacture of aircraft replacement parts or electrical and electro-optical equipment could adversely affect our business, financial condition and results of operations.

         In addition, we may not be able to successfully develop new products, equipment or methods of repair and overhaul service, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

PRODUCT SPECIFICATION COSTS AND REQUIREMENTS COULD CAUSE AN INCREASE TO OUR COSTS TO COMPLETE CONTRACTS.

          Although our engineering teams have usually successfully foreseen contract completion costs, the costs to meet customer specifications and requirements could result in us having to spend more to design or manufacture products and this could reduce our profit margins on current contracts or those we obtain in the future.

WE MAY INCUR PRODUCT LIABILITY CLAIMS THAT ARE NOT FULLY INSURED.

         Our jet engine and aircraft component replacement parts and repair and overhaul services expose our business to potential liabilities for personal injury or death as a result of the failure of an aircraft component that we have designed, manufactured or serviced. The commercial aviation industry occasionally has catastrophic losses that may exceed policy limits. An uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect on our business, financial condition and results of operations. Additionally, insurance coverage costs may become even more expensive in the future. Our customers typically require us to maintain substantial insurance coverage and our inability to obtain insurance coverage at commercially reasonable rates could have a material adverse effect on our business.

WE MAY NOT HAVE THE ADMINISTRATIVE, OPERATIONAL OR FINANCIAL RESOURCES TO CONTINUE TO GROW THE COMPANY.

          We have experienced rapid growth in recent periods and intend to continue to pursue an aggressive growth strategy, both through acquisitions and internal expansion of products and services. Our growth to date has placed, and could continue to place, significant demands on our administrative, operational and financial resources. We may not be able to grow effectively or manage our growth successfully, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO EXECUTE OUR ACQUISITION STRATEGY, WHICH COULD SLOW OUR GROWTH.

         A key element of our strategy is growth through the acquisition of additional companies. Our acquisition strategy is affected by and poses a number of challenges and risks, including the following:

         o   Availability of suitable acquisition candidates;

         o   Availability of capital;

         o   Diversion of management's attention;

         o   Integration of the operations and personnel of acquired companies;

         o   Potential write downs of acquired intangible assets;

         o   Potential loss of key employees of acquired companies;

         o   Use of a significant portion of our available cash;

         o Significant dilution to our shareholders for acquisitions made utilizing our securities; and

         o   Consummation of acquisitions on satisfactory terms.

         We may not be able to successfully execute our acquisition strategy, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

WE MAY INCUR ENVIRONMENTAL LIABILITIES AND THESE LIABILITIES MAY NOT BE COVERED BY INSURANCE.

         Our operations and facilities are subject to a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of hazardous materials. Pursuant to various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous materials. Environmental laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. Although management believes that our operations and facilities are in material compliance with environmental laws and regulations, future changes in them or interpretations thereof or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future.

         We do not maintain specific environmental liability insurance, and the expenses related to these environmental liabilities, if we are required to pay them, could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON KEY PERSONNEL AND THE LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SUCCESS.

         Our success substantially depends on the performance, contributions and expertise of our senior management team led by Laurans A. Mendelson, our Chairman, President and Chief Executive Officer. Technical employees are also critical to our research and product development, as well as our ability to continue to re-design sophisticated products of OEMs in order to sell competing replacement parts at substantially lower prices than those manufactured by the OEMs. The loss of the services of any of our executive officers or other key employees or our inability to continue to attract or retain the necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND DIRECTION.

         As of January 23, 2006, collectively our executive officers and entities controlled by them, our 401(k) Plan and members of the Board of Directors beneficially owned approximately 35% of our outstanding common stock and approximately 14% of our outstanding Class A common stock. Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.    PROPERTIES

         The Company owns or leases a number of facilities, which are utilized by its Flight Support Group ("FSG"), Electronic Technologies Group ("ETG"), and Corporate office. Summary information on the facilities utilized within the FSG and the ETG to support their principal operating activities is as follows:

FLIGHT SUPPORT GROUP

     Design, Manufacture and Distribution of Jet Engine and Aircraft Component Replacement Parts

    Location                Square footage    Owned/Leased    Description
    ---------------------   --------------    ------------    ------------------------------------------
    California                     139,000       Leased       Manufacturing and engineering facilities
    Florida                        121,000       Owned        Manufacturing and engineering facilities,
                                                               warehouse and corporate headquarters
    Florida                         18,000       Leased       Manufacturing and engineering facilities
    Georgia                         38,000       Owned        Manufacturing and engineering facility
    New Mexico                      35,000       Leased       Manufacturing and engineering facility
    Washington                      18,000       Leased       Manufacturing and engineering facilities
    New York                        18,000       Leased       Distribution facility
    Connecticut                     10,000       Leased       Manufacturing and engineering facility
    Indiana                          7,000       Leased       Manufacturing and engineering facility
    Tennessee                        6,000       Leased       Manufacturing and engineering facility
    India                            3,000       Leased       Sales office

     Repair and Overhaul of Jet Engine and Aircraft Components, Avionics and Instruments

    Location                Square footage    Owned/Leased    Description
    ---------------------   --------------    ------------    ------------------------------------------
    Florida                        135,000       Owned        Repair and overhaul facilities
    Florida                          9,000       Leased       Repair and overhaul facilities
    California                      27,000       Leased       Repair and overhaul facility
    Ohio                            21,000       Leased       Repair and overhaul facility
    Illinois                        19,000       Leased       Repair and overhaul facility

ELECTRONIC TECHNOLOGIES GROUP

    Location                Square footage    Owned/Leased    Description
    ---------------------   --------------    ------------    ------------------------------------------
    Massachusetts                   56,000       Owned        Manufacturing and engineering facility
    Massachusetts                    8,000       Leased       Manufacturing and engineering facility
    Florida                         55,000       Leased       Manufacturing and engineering facilities
    Ohio                            29,000       Leased       Manufacturing and engineering facilities
    California                      26,000       Leased       Manufacturing and engineering facility
    Texas                           20,000       Owned        Manufacturing and engineering facility
    United Kingdom                  12,000       Owned        Manufacturing and engineering facility
    Oregon                           7,000       Leased       Manufacturing and engineering facility

CORPORATE

    Location                Square footage    Owned/Leased    Description
    ---------------------   --------------    ------------    ------------------------------------------
    Florida                          4,000 (1)   Owned        Corporate headquarters and administrative
                                                               offices
    Florida                          1,000       Leased       Storage facility

(1) Represents the square footage of corporate headquarters and administrative offices in Miami, Florida. The square footage of the Company's corporate headquarters in Hollywood, Florida is included within the square footage for Florida under the caption "FSG - Design, Manufacture and Distribution of Jet Engine and Aircraft Component Replacement Parts."

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         The Company's Class A Common Stock and Common Stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbols "HEI.A" and "HEI," respectively. The following tables sets forth, for the periods indicated, the high and low share prices for the Class A Common Stock and the Common Stock as reported on the NYSE, as well as the amount of cash dividends paid per share during such periods.

                              CLASS A COMMON STOCK

                                                              CASH
                                                            DIVIDENDS
                                      HIGH         LOW      PER SHARE
                                    ---------   ---------   ---------
          FISCAL 2005:
               First Quarter        $   17.80   $   13.70   $    .025
               Second Quarter           17.63       14.67          --
               Third Quarter            19.10       14.52        .025
               Fourth Quarter           19.69       16.17           -

          FISCAL 2006:
               First Quarter        $   21.93   $   16.90   $    .040
               Second Quarter           29.65       19.73          --
               Third Quarter            31.20       22.87        .040
               Fourth Quarter           30.67       24.33          --

         As of January 2, 2007, there were 906 holders of record of the Company's Class A Common Stock.

                                  COMMON STOCK

                                                              CASH
                                                            DIVIDENDS
                                      HIGH         LOW      PER SHARE
                                    ---------   ---------   ---------
          FISCAL 2005:
               First Quarter        $   23.41   $   17.86   $    .025
               Second Quarter           22.72       18.55          --
               Third Quarter            25.08       18.32        .025
               Fourth Quarter           25.41       21.03          --

          FISCAL 2006:
               First Quarter        $   27.45   $   21.87   $    .040
               Second Quarter           34.69       24.56          --
               Third Quarter            35.87       26.95        .040
               Fourth Quarter           37.12       29.25          --

         As of January 2, 2007, there were 871 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         The Company has historically paid semi-annual cash dividends on both its Class A Common Stock and Common Stock. In July 2006, HEICO paid its 56th consecutive semi-annual cash dividend since 1979. HEICO's Board of Directors presently intends to continue the payment of regular semi-annual cash dividends on both classes of its common stock. The Company's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants under its revolving credit facility.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about the Company's equity compensation plans as of October 31, 2006.

                                                                                          NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                            TO BE ISSUED UPON     WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                              EXERCISE OF         EXERCISE PRICE OF         PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                          WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN (a))
PLAN CATEGORY                                      (a)                  (b)                       (c)
--------------------------------------    --------------------   --------------------   -----------------------
Equity compensation plans approved by
 security holders (1)                                2,206,626   $               9.92                   162,683

Equity compensation plans not
 approved by security holders (2)                      527,392   $              11.19                        --
                                          --------------------                          -----------------------
Total                                                2,734,018   $              10.16                   162,683
                                          ====================                          =======================

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

ISSUER PURCHASES OF EQUITY SECURITIES

         As announced by the Company on October 21, 2002, the Company's Board of Directors has authorized the repurchase of up to 425,000 shares of its Class A Common Stock and/or Common Stock to be executed, at management's discretion, in the open market or via private transactions. From October 21, 2002 through October 31, 2003, the Company repurchased 22,000 shares of its Class A Common Stock. The remaining 403,000 shares authorized for repurchase are subject to certain restrictions included in the Company's revolving credit agreement. The Company did not repurchase any shares of its Class A Common Stock and/or Common Stock during fiscal 2006, 2005 or 2004. The repurchase program does not have a fixed termination date.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                     FOR THE YEAR ENDED OCTOBER 31, (1)
                                                  -----------------------------------------------------------------------
                                                     2002            2003         2004               2005         2006
                                                  ----------      ----------   ----------         ----------   ----------
                                                                   (in thousands, except per share data)
OPERATING DATA:
Net sales                                         $  172,112      $  176,453   $  215,744         $  269,647   $  392,190
                                                  ----------      ----------   ----------         ----------   ----------
Gross profit                                          61,502          58,104       75,812            100,996      142,513
Selling, general and administrative expenses          39,102          34,899       43,193             56,347       75,646
                                                  ----------      ----------   ----------         ----------   ----------
Operating income                                      22,400          23,205       32,619(5)          44,649       66,867
                                                  ----------      ----------   ----------         ----------   ----------
Interest expense                                       2,248           1,189        1,090              1,136        3,523
                                                  ----------      ----------   ----------         ----------   ----------
Interest and other income                                 97              93           26                528          639
                                                  ----------      ----------   ----------         ----------   ----------
Life insurance proceeds                                   --              --        5,000(6)              --           --
                                                  ----------      ----------   ----------         ----------   ----------
Gain on sale of product line                           1,230(3)           --           --                 --           --
                                                  ----------      ----------   ----------         ----------   ----------
Net income                                        $   15,226(4)   $   12,222   $   20,630(5)(6)   $   22,812   $   31,888(7)
                                                  ==========      ==========   ==========         ==========   ==========
Weighted average number of common shares
 outstanding:(2)
  Basic                                               23,004          23,237       24,037             24,460       25,085
  Diluted                                             24,733          24,531       25,755             26,323       26,598

PER SHARE DATA:(2)
Net income:
  Basic                                           $      .66(4)   $      .53   $      .86(5)(6)   $      .93   $     1.27(7)
  Diluted                                                .62(4)          .50          .80(5)(6)          .87         1.20(7)
Cash dividends                                          .045            .045         .050               .050         .080

BALANCE SHEET DATA (AS OF OCTOBER 31):
Total assets                                      $  336,332      $  333,244   $  364,255         $  435,624   $  534,815
Total debt (including current portion)                55,986          32,013       18,129             34,124       55,061
Minority interests in consolidated subsidiaries       38,313          40,577       44,644             49,035       63,301
Shareholders' equity                                 207,064         221,518      247,402            273,503      317,258

----------
(1) Results include the results of acquisitions from each respective effective date.

(2) Information has been adjusted retroactively to give effect to a 10% stock dividend paid in shares of Class A Common Stock in January 2004.

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

(7) Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities claimed for certain prior years, which increased net income by $1,002, or $.04 per basic and diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's operations are comprised of two operating segments, the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG").

         The Flight Support Group consists of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and its subsidiaries, which primarily:

     o Designs, Manufactures and Distributes Jet Engine and Aircraft Component Replacement Parts. The Flight Support Group designs, manufactures and distributes jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by original equipment manufacturers. The parts are approved by the Federal Aviation Administration ("FAA") and they are the functional equivalent of parts sold by original equipment manufacturers. The Flight Support Group also manufactures and sells specialty parts as a subcontractor for original equipment manufacturers and the United States government. The Flight Support Group also distributes hydraulic, pneumatic, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.

     o Repairs and Overhauls Jet Engine and Aircraft Components, Avionics and Instruments. The Flight Support Group repairs and overhauls jet engine and aircraft components and inertial navigation systems and other avionics, instruments, and components for domestic and foreign commercial air carriers, military aircraft operators and aircraft repair and overhaul companies. The Flight Support Group also provides commercial airlines, regional operators, asset management companies, and MRO providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs' spares services.

         The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. ("HEICO Electronic") and its subsidiaries, which primarily:

     o Designs and Manufactures Electronic and Electro-Optical Equipment. The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infra-red simulation, calibration and testing equipment and electromagnetic interference shielding for commercial and military aircraft operators, electronics companies and telecommunications equipment suppliers.

     o Designs and Manufactures High-Speed Interface Products. The Electronic Technologies Group designs, manufactures and sells advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

     o Designs and Manufactures High Voltage Interconnection Devices. The Electronic Technologies Group designs and manufactures high voltage interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets.

         The Company's results of operations during each of the past three fiscal years have been affected by a number of transactions. This discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein. For further information regarding the acquisitions discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. The acquisitions have been accounted for using the purchase method of accounting and are included in the Company's results of operations from the effective dates of acquisition.

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

         In November 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired all of the stock of Engineering Design Team, Inc. and substantially all of the assets of its affiliate (collectively "EDT") and through its HEICO Aerospace Holdings Corp. subsidiary, acquired a 51% interest in Seal Dynamics LLC ("Seal LLC"). The remaining 49% interest is principally owned by a member of Seal LLC's management group.

         In May 2006 and September 2006, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired all of the stock of Arger Enterprises, Inc. and its related companies (collectively "Arger") and an 80% interest in Prime Air, Inc. and its affiliate (collectively "Prime"), respectively. Under the Prime transaction, the Company formed a new subsidiary, Prime Air, LLC ("Prime Air"), which acquired substantially all of the assets and assumed certain liabilities of Prime. The new subsidiary is owned 80% by the Company and 20% by certain members of Prime's management group.

         The operating results of each acquired company were included in the Company's results from their effective acquisition date. The purchase price of each fiscal 2005 and 2006 acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements individually or in aggregate.

CRITICAL ACCOUNTING POLICIES

         The Company believes that the following are its most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

         Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer. The percentage of the Company's net sales recognized under the percentage-of-completion method was approximately 4%, 6% and 6% in fiscal 2006, 2005 and 2004, respectively. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2006, 2005 or 2004.

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

Valuation of Goodwill

         The Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss shall be recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any. The determination of fair value requires the Company to make a number of estimates, assumptions and judgments of such factors as earnings multiples, projected revenues and operating expenses and the Company's weighted average cost of capital. If there is a material change in such assumptions used by the Company in determining fair value or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material impairment charge. Based on the annual goodwill test for impairment as of October 31, 2006, the Company determined there is no impairment of its goodwill.

Purchase Accounting

         The Company applies the purchase method of accounting to its acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values, with any excess recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors.

RESULTS OF OPERATIONS

         The following table sets forth the results of the Company's operations, net sales and operating income by operating segment, and the percentage of net sales represented by the respective items in the Company's Consolidated Statements of Operations:

                                                            FOR THE YEAR ENDED OCTOBER 31,
                                                 ----------------------------------------------------
                                                      2004               2005               2006
                                                 --------------     --------------     --------------
Net sales                                        $  215,744,000     $  269,647,000     $  392,190,000
                                                 --------------     --------------     --------------
Cost of sales                                       139,932,000        168,651,000        249,677,000
Selling, general and administrative expenses         43,193,000         56,347,000         75,646,000
                                                 --------------     --------------     --------------
Total operating costs and expenses                  183,125,000        224,998,000        325,323,000
                                                 --------------     --------------     --------------
Operating income                                 $   32,619,000     $   44,649,000     $   66,867,000
                                                 ==============     ==============     ==============
Net sales by segment: (1)
  Flight Support Group                           $  158,643,000     $  191,989,000     $  277,255,000
  Electronic Technologies Group                      57,243,000         77,821,000        115,021,000
  Intersegment sales                                   (142,000)          (163,000)           (86,000)
                                                 --------------     --------------     --------------
                                                 $  215,744,000     $  269,647,000     $  392,190,000
                                                 ==============     ==============     ==============
Operating income by segment: (1)
  Flight Support Group                           $   22,435,000     $   32,795,000     $   46,840,000
  Electronic Technologies Group                      17,075,000         20,978,000         34,026,000
  Other, primarily corporate                         (6,891,000)        (9,124,000)       (13,999,000)
                                                 --------------     --------------     --------------
                                                 $   32,619,000     $   44,649,000     $   66,867,000
                                                 ==============     ==============     ==============

Net sales                                                 100.0%             100.0%             100.0%
Gross profit                                               35.1%              37.5%              36.3%
Selling, general and administrative expenses               20.0%              20.9%              19.3%
Operating income                                           15.1%              16.6%              17.0%
Interest expense                                            0.5%               0.4%               0.9%
Interest and other income                                    --                0.2%               0.2%
Life insurance proceeds                                     2.3%                --                 --
Income tax expense                                          5.1%               6.0%               5.3%
Minority interests' share of income                         2.3%               1.9%               2.9%
Net income                                                  9.6%               8.5%               8.1%

(1) During fiscal 2006, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period amounts have been retroactively restated to reflect the revised segment classification.

COMPARISON OF FISCAL 2006 TO FISCAL 2005

Net Sales

         Net sales in fiscal 2006 increased by 45.4% to $392.2 million, as compared to net sales of $269.6 million in fiscal 2005. The increase in net sales reflects an increase of $85.3 million (a 44.4% increase) to $277.3 million in net sales within the FSG, and an increase of $37.2 million (a 47.8% increase) to $115.0 million in net sales within the ETG. The FSG's net sales increase reflects the acquisition of Seal LLC, Arger and Prime Air and organic growth of approximately 14%. The organic growth reflects increased sales of new products and services as well as improved demand for the FSG's aftermarket replacement parts and repair and overhaul services associated with continued recovery within the commercial airline industry. The ETG's net sales increase reflects the acquisitions of Connectronics, Lumina, HVT and EDT and organic growth of approximately 8% reflecting increased demand for certain products.

         The Company's net sales in fiscal 2006 by market approximated 64% from the commercial aviation industry, 19% from the defense and space industries and 17% from other industrial markets including medical, electronics and telecommunications. The Company's net sales in fiscal 2005 by market approximated 64% from the commercial aviation industry, 23% from the defense and space industries and 13% from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

         The Company's gross profit margin decreased slightly to 36.3% in fiscal 2006 as compared to 37.5% in fiscal 2005, reflecting slightly lower margins within the FSG offset by an increase in the ETG margin. The FSG's gross profit margin decrease was due principally to a less favorable product mix including the expected impact of lower margins realized on products distributed by SDI and Arger. The ETG's gross profit margin increase was principally from improved product mix, including a higher margin product mix contributed by recent acquisitions. Consolidated cost of sales in fiscal 2006 and 2005 includes approximately $15.3 million and $11.3 million, respectively, of new product research and development expenses.

         Selling, general and administrative ("SG&A") expenses were $75.6 million and $56.3 million in fiscal 2006 and fiscal 2005, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the aforementioned acquisitions, the increase in net sales discussed above, an increase in corporate expenses and stock option compensation expense (see "Stock Based Compensation", which follows within this Item 7). The increase in corporate expenses reflects higher compensation and performance awards ($2.0 million) as well as professional fees ($.7 million) associated with a qualified research and development activities claim (see "Income Tax Expense" below).

         As a percentage of net sales, SG&A expenses decreased to 19.3% in fiscal 2006 compared to 20.9% in fiscal 2005. The decrease as a percentage of net sales is due to continued efficiencies in controlling costs while increasing revenues.

Operating Income

         Operating income in fiscal 2006 increased by 49.8% to $66.9 million, compared to operating income of $44.6 million in fiscal 2005. The increase in operating income reflects an increase of $14.0 million (a 42.8% increase) to $46.8 million in operating income of the FSG in fiscal 2006 from $32.8 fiscal 2005. Operating income of the ETG increased $13.0 million (a 62.2% increase) to $34.0 million in fiscal 2006 from $21.0 million in fiscal 2005. These increases were partially offset by the aforementioned increase in corporate expenses. As a percentage of net sales, operating income increased from 16.6% in fiscal 2005 to 17.0% in fiscal 2006. The increase in operating income as a percentage of net sales reflects a slight decrease in the FSG's operating income as a percentage of net sales from 17.1% in fiscal 2005 to 16.9% in fiscal 2006 offset by an increase in the ETG's operating income as a percentage of net sales from 27.0% in fiscal 2005 to 29.6% in fiscal 2006. The decrease in the FSG's operating income as a percentage of net sales reflects the lower gross profit margins discussed previously, partially offset by improved operating efficiencies within SG&A expenses. The increase in the ETG's operating income as a percentage of net sales reflects the increased gross profit margins discussed previously.

Interest Expense

         Interest expense increased to $3,523,000 in 2006 from $1,136,000 in fiscal 2005. The increase was principally due to a higher weighted average balance outstanding under the revolving credit facility in fiscal 2006 and higher interest rates. Additional information about the Company's revolving credit facility may be found within "Financing Activities", which follows within this Item 7.

Interest and Other Income

         Interest and other income in fiscal 2006 and fiscal 2005 were not material.

Income Tax Expense

         The Company's effective tax rate for fiscal 2006 decreased to 32.7% from 36.6% in fiscal 2005. The decrease is principally due to a higher amount of the minority interests' share of income excluded from the Company's fiscal 2006 consolidated income subject to federal income taxes, as well as an income tax credit for qualified research and development activities claimed in its income tax return for fiscal 2005 and amended returns for previous tax years that were filed in the third and fourth quarters of fiscal 2006. The aggregate tax credit, net of expenses, increased net income by approximately $1.0 million in fiscal 2006. For a detailed analysis of the provision for income taxes see Note 6, Income Taxes, of the Notes to Consolidated Statements of Operations.

Minority Interests' Share of Income

         Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace, including the 20% minority interest held in HEICO Aerospace, the 49% minority interest held in Seal LLC and the 20% minority interest held in Prime Air; and the minority interests held in the ETG, which consist of the 20% minority interest held in Sierra Microwave Technology, LLC ("Sierra") and the 15% minority interest held in HVT. The increase in the minority interests' share of income in fiscal 2006 compared to fiscal 2005 is attributable to the acquisitions of Seal LLC (November 2005), HVT (September 2005), and Prime Air (September 2006) and the higher earnings of the FSG and Sierra.

Net Income

         The Company's net income was $31.9 million, or $1.20 per diluted share, in fiscal 2006 compared to $22.8 million, or $.87 per diluted share, in fiscal 2005 reflecting the increased operating income referenced above.

Outlook

         Both the FSG and the ETG reported significantly improved sales and operating income in fiscal 2006 compared to fiscal 2005. Operating margins within the FSG and the ETG continued at a strong level.

         As the Company looks forward to fiscal 2007 and beyond, HEICO will continue its focus on developing new products and services, further market penetration, additional acquisition opportunities and maintaining its financial strength. Based on current economic and market conditions and including the results of the Company's recent acquisitions, the Company is targeting growth in fiscal 2007 net sales and earnings over fiscal 2006 results.

COMPARISON OF FISCAL 2005 TO FISCAL 2004

Net Sales

         Net sales in fiscal 2005 increased by 25.0% to $269.6 million, as compared to net sales of $215.7 million in fiscal 2004. The increase in net sales reflects an increase of $33.3 million (a 21.0% increase) to $192.0 million in net sales within the FSG, and an increase of $20.6 million (a 35.9% increase) to $77.8 million in net sales within the ETG. The FSG's net sales increase primarily reflects improved demand for its aftermarket replacement parts and repair and overhaul services, which reflects continuing recovery within the commercial airline industry, as well as increased sales of new products. The increase in net sales within the ETG primarily resulted from the acquisition of Connectronics in December 2004, Lumina in February 2005 and HVT in September 2005 as well as improved demand for the Company's defense and industrial electronics components.

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

Operating Income

         Operating income in fiscal 2005 increased by 36.9% to $44.6 million, compared to operating income of $32.6 million in fiscal 2004. The increase in operating income reflects an increase of $3.9 million (a 22.9% increase) in operating income of the ETG from $17.1 million in fiscal 2004 to $21.0 million in fiscal 2005 reflecting the acquisitions of Connectronics, Lumina and HVT and an increase of $10.4 million (a 46.2% increase) in operating income of the FSG from $22.4 million in fiscal 2004 to $32.8 million in fiscal 2005 reflecting the higher net sales. These increases were partially offset by the increase in corporate expenses. As a percentage of net sales, operating income increased from 15.1% in fiscal 2004 to 16.6% in fiscal 2005. The improvement in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 14.1% in fiscal 2004 to 17.1% in fiscal 2005 and a decrease in the ETG's operating income as a percentage of net sales from 29.8% in fiscal 2004 to 27.0% in fiscal 2005. The increase in the FSG's operating income as a percentage of net sales reflects the improved gross margins discussed previously. The decrease in the ETG's operating income as a percentage of net sales reflects the decreased gross margins discussed previously.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company generates cash primarily from its operating activities and financing activities, including borrowings under short-term and long-term credit agreements.

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

Operating Activities

         Net cash provided by operating activities was $46.9 million for fiscal 2006, principally reflecting net income of $31.9 million, minority interests' share of income of $11.2 million, depreciation and amortization of $10.6 million, a tax benefit related to stock option exercises of $2.2 million, a deferred income tax provision of $2.6 million, and stock option compensation expense of $1.4 million, partially offset by an increase in net operating assets of $12.0 million and the presentation of $1.6 million of excess tax benefit from stock option exercises as a financing activity in accordance with the provisions of SFAS No. 123(R) (see "Stock Based Compensation" below.) The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories required to meet increased sales demand associated with new product offerings, sales growth, and increased lead times on certain raw materials; an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

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

         Net cash provided by operating activities was $44.1 million for fiscal 2004, consisting primarily of net income of $20.6 million, including $4.0 million of cash proceeds from life insurance net of the minority interest's share, depreciation and amortization of $6.8 million, minority interests' share of income of consolidated subsidiaries of $5.0 million, a deferred income tax provision of $4.1 million, a tax benefit on stock option exercises of $1.3 million, and a decrease in net operating assets of $6.6 million. The decrease in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects lower inventories resulting from efforts to improve inventory turnover by reducing the level of finished goods maintained on hand, higher accounts receivable and current liabilities associated with increased sales levels and higher income taxes payable resulting from the timing of required income.

Investing Activities

         Net cash used in investing activities during the three fiscal year period ended October 31, 2006 primarily relates to several acquisitions, including contingent payments, totaling $127.7 million, including $58.1 million in fiscal 2006, $41.5 million in fiscal 2005, and $28.1 million in fiscal 2004. Further details on acquisitions may be found at the beginning of this Item 7 under the caption "Overview". Capital expenditures aggregated $24.0 million over the last three fiscal years, primarily reflecting the expansion of existing production facilities and capabilities, which were generally funded using cash provided by operating activities. In fiscal 2005, the Company received proceeds of $3.5 million from the sale of a building held for sale.

Financing Activities

         During the three fiscal year period ended October 31, 2006, the Company borrowed an aggregate $123.0 million under its revolving credit facility to fund the aforementioned acquisitions, including $59.0 million in fiscal 2006, $37.0 million in fiscal 2005, and $27.0 million in fiscal 2004. Further details on acquisitions may be found at the beginning of this Item under the caption "Overview". Repayments on the revolving credit facility aggregated $100.0 million over the last three fiscal years, including $38.0 million in fiscal 2006, $21.0 million in fiscal 2005, and $41.0 million in fiscal 2004. For the three year fiscal period ended October 31, 2006, the Company received proceeds from stock option exercises aggregating $7.8 million, made distributions to minority interest owners aggregating $5.0 million, and paid cash dividends aggregating $4.4 million, partially offset by net repayments of $2.0 million on the Company's short-term line of credit. Net cash provided by financing activities also includes the presentation of $1.6 million of excess tax benefit from stock option exercises beginning in fiscal 2006 in accordance with the provisions of SFAS No. 123(R).

         In August 2005, the Company amended its revolving credit facility by entering into a $130 million Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which expires in August 2010. The Credit Facility includes a feature that will allow the Company to increase the Credit Facility, at its option, up to an aggregate amount of $175 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions. In July 2006, the Company amended the Credit Facility principally to include a less restrictive covenant regarding requisite approval of acquisitions by the bank syndicate. The prior covenant relating to approval by the bank syndicate of acquisitions in excess of an aggregate of $50 million over any twelve-month period was eliminated provided the Company maintains an agreed upon, or lower, leverage ratio. Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate ("LIBOR") plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest, and non-cash charges or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from .75% to 2.00% for LIBOR based borrowings and from .00% to .50% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from ..20% to .50% (depending on the Company's leverage ratio). The Credit Facility also includes a $10 million swingline sublimit and a $15 million sublimit for letters of credit. The Credit Facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants that require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements. See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the revolving credit facility.

CONTRACTUAL OBLIGATIONS

         The following table summarizes the Company's contractual obligations as of October 31, 2006:

                                                                  PAYMENTS DUE BY FISCAL PERIOD
                                                     ---------------------------------------------------------
                                          TOTAL          2007        2008 - 2009    2010 - 2011    THEREAFTER
                                      ------------   ------------   ------------   ------------   ------------
Long-term debt obligations (1)        $ 54,980,000   $         --   $  1,980,000   $ 53,000,000   $         --
Capital lease obligations
 and equipment loans (1)                    81,000         39,000         33,000          9,000             --
Operating lease obligations (2)         14,028,000      3,526,000      4,402,000      2,679,000      3,421,000
Purchase obligations (3)                 7,537,000      7,537,000             --             --             --
Other long-term liabilities (4)          2,534,000      2,219,000        112,000         99,000        104,000
                                      ------------   ------------   ------------   ------------   ------------
Total contractual obligations         $ 79,160,000   $ 13,321,000   $  6,527,000   $ 55,787,000   $  3,525,000
                                      ============   ============   ============   ============   ============

----------
(1) Excludes interest charges on borrowings and the fee on the amount of any unused commitment that the Company may be obligated to pay under its revolving credit facility as such amounts vary. Also excludes interest charges associated with capital lease obligations and equipment loans as such amounts are not material. See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements and "Financing Activities" above for additional information regarding the Company's long-term debt and capital lease obligations and equipment loans.

(2) See Note 17, Commitments and Contingencies - Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding the Company's operating lease obligations.

(3) Includes additional purchase consideration aggregating $7,180,000 relating to fiscal 2006 and 2005 acquisitions. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Also includes $357,000 of commitments for capitalized expenditures and excludes all purchase obligations for inventory and supplies in the ordinary course of business.

(4) Includes projected payments aggregating $371,000 under our Directors Retirement Plan, which is explained further in Note 9, Retirement Plans, of the Notes to Consolidated Financial Statements. The plan is unfunded and we pay benefits directly. Also includes $2,008,000 of discretionary contributions under our Leadership Compensation Plan which is explained further in Note 3, Selected Financial Statement Information - Other Non-Current Liabilities, of the Notes to Consolidated Financial Statements. The amounts in the table do not include amounts related to the Company's other deferred compensation arrangement for which there is an offsetting asset included in the Company's Consolidated Balance Sheets. Also includes $155,000 of guaranteed minimum royalty payments as part of an agreement for exclusive license rights to intellectual property.

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

         As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should the subsidiary meet certain earnings objectives during the first four years following the acquisition. In fiscal 2006, the Company paid $2.2 million of such additional purchase consideration based on the subsidiary's earnings relative to target for the first year, and accrued the remaining $1.6 million based on the subsidiary's year-to-date earnings relative to its target for the second year. The Company expects to pay this accrued amount in fiscal 2007.

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

         As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period.

         As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional consideration of up to $53.0 million in aggregate during the first four years following the acquisition. The maximum amount of additional consideration that may become payable by year is $6.8 million in fiscal 2006, $9.2 million in fiscal 2007, $17.8 million in fiscal 2008 and $19.2 million in fiscal 2009. The Company accrued $5.6 million of such additional purchase consideration as of October 31, 2006 based on the subsidiary's first year earnings relative to its target, which it expects to pay in fiscal 2007. The remaining additional purchase consideration will be accrued when the earnings objectives are met.

         As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company may be obligated to pay additional purchase consideration of up to $7.0 million in aggregate should the subsidiary meet certain earnings objectives during the first two years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met. Further, the Company has the right to purchase the remaining 20% minority interests beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period.

         As part of an agreement for exclusive license rights to intellectual property, one of the subsidiaries of the ETG has guaranteed minimum royalty payments aggregating $.2 million through fiscal 2007.

         For additional information on the aforementioned acquisitions see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

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

         Beginning in fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised on or after November 1, 2005 ("excess tax benefit") as a financing activity in the Consolidated Statements of Cash Flows as prescribed by SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Consolidated Statements of Cash Flows. For the fiscal year ended October 31, 2006, the excess tax benefit from stock option exercises of $1,550,000 was presented in financing activities in the Company's Consolidated Statements of Cash Flows.

         As a result of the adoption of SFAS No. 123(R), the Company's net income for the fiscal year ended October 31, 2006 includes compensation expense of $1,373,000 and income tax benefit related to the Company's stock options of $391,000. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

         As of October 31, 2006, there was $.8 million of pretax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.3 years.

         Further information regarding stock options can be found in Note 8, Stock Options, of the Notes to Consolidated Financial Statements.

OTHER NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. The Statement also clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of the SFAS No. 151 did not have a material effect on the Company's results of operations, financial position, or cash flows.

         In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company's results of operations, financial position, or cash flows.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material effect on its results of operations, financial position, or cash flows.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk to which the Company has exposure is interest rate risk, mainly related to its revolving credit facility and industrial revenue bonds, which have variable interest rates. Interest rate risk associated with the Company's variable rate debt is the potential increase in interest expense from an increase in interest rates. Periodically, the Company enters into interest rate swap agreements to manage its interest expense. The Company did not have any interest rate swap agreements in effect as of October 31, 2006. Based on the Company's aggregate outstanding variable rate debt balance of $55 million as of October 31, 2006, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $329,000 in fiscal 2007.

         The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2006 would not have a material effect on the Company's results of operations or financial position.

         The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in British pound sterling. A hypothetical 10% weakening in the exchange rate of the British pound sterling to the United States dollar as of October 31, 2006 would not have a material effect on the Company's results of operations or financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       HEICO CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
Management's Report on Internal Control Over Financial Reporting.........................         38
Reports of Independent Registered Public Accounting Firm.................................         39
Consolidated Balance Sheets as of October 31, 2006 and 2005..............................         42
Consolidated Statements of Operations for the years ended October 31, 2006,
 2005 and 2004...........................................................................         43
Consolidated Statements of Shareholders' Equity and Comprehensive Income
 for the years ended October 31, 2006, 2005 and 2004.....................................         44
Consolidated Statements of Cash Flows for the years ended October 31, 2006,
 2005 and 2004...........................................................................         45
Notes to Consolidated Financial Statements...............................................         46

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

         Based on our assessment, management believes that, as of October 31, 2006, the Company's internal control over financial reporting is effective.

         The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the Company's internal control over financial reporting. Their report appears on the following page.


Date:    January 12, 2007

/s/ LAURANS A. MENDELSON                             /s/ THOMAS S. IRWIN
-------------------------                            -----------------------
Laurans A. Mendelson                                 Thomas S. Irwin
Chief Executive Officer                              Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of HEICO Corporation
Hollywood, Florida

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that HEICO Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2006 of the Company and our report dated January 12, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
January 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
January 12, 2007

                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          AS OF OCTOBER 31,
                                                                                  -------------------------------
                                                                                       2006             2005
                                                                                  --------------   --------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                     $    4,999,000   $    5,330,000
    Accounts receivable, net                                                          65,012,000       47,668,000
    Inventories, net                                                                  97,283,000       62,758,000
    Prepaid expenses and other current assets                                          3,418,000        3,159,000
    Deferred income taxes                                                              9,309,000        7,218,000
                                                                                  --------------   --------------
       Total current assets                                                          180,021,000      126,133,000

Property, plant and equipment, net                                                    49,489,000       46,663,000
Goodwill                                                                             275,116,000      248,229,000
Intangible assets                                                                     22,011,000        5,346,000
Other assets                                                                           8,178,000        9,253,000
                                                                                  --------------   --------------
       Total assets                                                               $  534,815,000   $  435,624,000
                                                                                  ==============   ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                          $       39,000   $       63,000
    Trade accounts payable                                                            22,386,000       11,129,000
    Accrued expenses and other current liabilities                                    41,503,000       32,473,000
    Income taxes payable                                                               1,575,000        6,285,000
                                                                                  --------------   --------------
       Total current liabilities                                                      65,503,000       49,950,000

Long-term debt, net of current maturities                                             55,022,000       34,061,000
Deferred income taxes                                                                 28,052,000       22,431,000
Other non-current liabilities                                                          5,679,000        6,644,000
                                                                                  --------------   --------------
       Total liabilities                                                             154,256,000      113,086,000
                                                                                  --------------   --------------
Minority interests in consolidated subsidiaries                                       63,301,000       49,035,000
                                                                                  --------------   --------------
Commitments and contingencies (Notes 2 and 17)
Shareholders' equity:
    Preferred Stock, $.01 par value per share; 10,000,000 shares authorized;
       300,000 shares designated as Series B Junior Participating Preferred
       Stock and 300,000 shares designated as Series C Junior Participating
       Preferred Stock; none issued                                                           --               --
    Common Stock, $.01 par value par share; 30,000,000 shares authorized;
       10,311,564 and 10,057,690 shares issued and outstanding, respectively             103,000          101,000
    Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,062,398 and 14,517,669 shares issued and
       outstanding, respectively                                                         151,000          145,000
     Capital in excess of par value                                                  206,260,000      192,523,000
     Accumulated other comprehensive income (loss)                                        62,000          (65,000)
     Retained earnings                                                               110,682,000       80,799,000
                                                                                  --------------   --------------
       Total shareholders' equity                                                    317,258,000      273,503,000
                                                                                  --------------   --------------
       Total liabilities and shareholders' equity                                 $  534,815,000   $  435,624,000
                                                                                  ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED OCTOBER 31,
                                                          -----------------------------------------------
                                                               2006             2005             2004
                                                          -------------    -------------    -------------
Net sales                                                 $ 392,190,000    $ 269,647,000    $ 215,744,000
                                                          -------------    -------------    -------------

Operating costs and expenses:
     Cost of sales                                          249,677,000      168,651,000      139,932,000
     Selling, general and administrative expenses            75,646,000       56,347,000       43,193,000
                                                          -------------    -------------    -------------
Total operating costs and expenses                          325,323,000      224,998,000      183,125,000
                                                          -------------    -------------    -------------
Operating income                                             66,867,000       44,649,000       32,619,000
Interest expense                                             (3,523,000)      (1,136,000)      (1,090,000)
Interest and other income                                       639,000          528,000           26,000
Life insurance proceeds                                              --               --        5,000,000
                                                          -------------    -------------    -------------
Income before income taxes and minority interests            63,983,000       44,041,000       36,555,000
Income tax expense                                           20,900,000       16,100,000       10,948,000
                                                          -------------    -------------    -------------
Income before minority interests                             43,083,000       27,941,000       25,607,000
Minority interests' share of income                          11,195,000        5,129,000        4,977,000
                                                          -------------    -------------    -------------
Net income                                                $  31,888,000    $  22,812,000    $  20,630,000
                                                          =============    =============    =============
Net income per share:
     Basic                                                $        1.27    $         .93    $         .86
     Diluted                                              $        1.20    $         .87    $         .80
Weighted average number of common shares outstanding:
     Basic                                                   25,084,532       24,460,185       24,036,980
     Diluted                                                 26,597,603       26,323,302       25,754,598

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                       ACCUMULATED
                                                                     CLASS A          CAITAL IN           OTHER
                                                   COMMON            COMMON           EXPCESS OF      COMPREHENSIVE
                                                   STOCK              STOCK           PAR VALUE        INCOME (LOSS)
                                              ---------------   ---------------    ---------------    ---------------
Balances as of October 31, 2003               $        97,000   $       117,000    $   155,064,000    $            --
10% stock dividend on Common
    Stock and Class A Common Stock
     paid in shares of Class A Common
     Stock (Note 7)                                        --            22,000         29,342,000                 --
Net income                                                 --                --                 --                 --
Comprehensive income                                       --                --                 --                 --
Shares issued in connection with
    business acquisition (Note 2)                          --             3,000          2,997,000                 --
Proceeds from shares of common
    stock sold in connection with
    business acquisition (Note 17)                         --                --                 --                 --
Adjustment to guaranteed resale
     value of shares of common stock
     issued in connection with
     business acquisition (Note 17)                        --                --         (1,673,000)                --
Cash dividends ($.05 per share)                            --                --                 --                 --
Tax benefit from stock option exercises                    --                --          1,258,000                 --
Proceeds from stock option exercises                    2,000             2,000            959,000                 --
Stock option compensation expense                          --                --              2,000                 --
Other                                                      --            (1,000)             1,000                 --
                                              ---------------   ---------------    ---------------    ---------------
Balances as of October 31, 2004                        99,000           143,000        187,950,000                 --
Net income                                                 --                --                 --                 --
Foreign currency translation adjustments                   --                --                 --            (65,000)
(Note 1)
Comprehensive income                                       --                --                 --                 --
Cash dividends ($.05 per share)                            --                --                 --                 --
Tax benefit from stock option exercises                    --                --          2,830,000                 --
Proceeds from stock option exercises                    2,000             2,000          1,742,000                 --
Stock option compensation expense                          --                --              2,000                 --
Other                                                      --                --             (1,000)                --
                                              ---------------   ---------------    ---------------    ---------------
Balances as of October 31, 2005                       101,000           145,000        192,523,000            (65,000)
Net income                                                 --                --                 --                 --
Foreign currency translation adjustments                   --                --                 --            127,000
(Note 1)
Comprehensive income                                       --                --                 --                 --
Cash dividends ($.08 per share)                            --                --                 --                 --
Tax benefit from stock options exercises                   --                --          7,300,000                 --
Proceeds from stock option exercises                    2,000             6,000          5,063,000                 --
Stock option compensation expense                          --                --          1,373,000                 --
Other                                                      --                --              1,000                 --
                                              ---------------   ---------------    ---------------    ---------------
Balances as of October 31, 2006               $       103,000   $       151,000    $   206,260,000    $        62,000
                                              ===============   ===============    ===============    ===============

                                                  RETAINED            NOTE         COMPREHENSIVE
                                                  EARNINGS         RECEIVABLE         INCOME
                                              ---------------   ----------------   ---------------
Balances as of October 31, 2003               $    69,172,000    $    (2,932,000)
10% stock dividend on Common
    Stock and Class A Common Stock
     paid in shares of Class A Common
     Stock (Note 7)                               (29,393,000)                --
Net income                                         20,630,000                 --   $    20,630,000
                                                                                   ---------------
Comprehensive income                                       --                 --   $    20,630,000
                                                                                   ===============
Shares issued in connection with
    business acquisition (Note 2)                          --                 --
Proceeds from shares of common
    stock sold in connection with
    business acquisition (Note 17)                         --          1,259,000
Adjustment to guaranteed resale
     value of shares of common stock
     issued in connection with
     business acquisition (Note 17)                        --          1,673,000
Cash dividends ($.05 per share)                    (1,201,000)                --
Tax benefit from stock option exercises                    --                 --
Proceeds from stock option exercises                       --                 --
Stock option compensation expense                          --                 --
Other                                                   2,000                 --
                                              ---------------    ---------------
Balances as of October 31, 2004                    59,210,000                 --
Net income                                         22,812,000                 --   $    22,812,000
Foreign currency translation adjustments                   --                 --           (65,000)
(Note 1)
                                                                                   ---------------
Comprehensive income                                       --                 --   $    22,747,000
                                                                                   ===============
Cash dividends ($.05 per share)                    (1,224,000)                --
Tax benefit from stock option exercises                    --                 --
Proceeds from stock option exercises                       --                 --
Stock option compensation expense                          --                 --
Other                                                   1,000                 --
                                              ---------------    ---------------
Balances as of October 31, 2005                    80,799,000                 --
Net income                                         31,888,000                 --   $    31,888,000
Foreign currency translation adjustments
(Note 1)                                                   --                 --           127,000
                                                                                   ---------------
Comprehensive income                                       --                 --   $    32,015,000
                                                                                   ===============
Cash dividends ($.08 per share)                    (2,004,000)                --
Tax benefit from stock options exercises                   --                 --
Proceeds from stock option exercises                       --                 --
Stock option compensation expense                          --                 --
Other                                                  (1,000)                --
                                              ---------------    ---------------
Balances as of October 31, 2006               $   110,682,000    $            --
                                              ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEAR ENDED OCTOBER 31,
                                                                                 -----------------------------------------------
                                                                                     2006             2005              2004
                                                                                 -------------    -------------    -------------
Operating Activities:
       Net income                                                                $  31,888,000    $  22,812,000    $  20,630,000
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                             10,565,000        7,409,000        6,779,000
          Deferred income tax provision                                              2,557,000        3,031,000        4,125,000
          Minority interests' share of income                                       11,195,000        5,129,000        4,977,000
          Tax benefit from stock option exercises                                    2,210,000        2,830,000        1,258,000
          Excess tax benefit from stock option exercises                            (1,550,000)              --               --
          Stock option compensation expense                                          1,373,000            2,000            2,000
          Change in estimate of product warranty liability                                  --               --         (535,000)
          Restructuring expense related to inventory write-downs                            --               --          350,000
          Changes in assets and liabilities, net of acquisitions:
            Increase in accounts receivable                                         (5,018,000)      (6,852,000)      (6,193,000)
            (Increase) decrease in inventories                                     (13,148,000)     (10,113,000)       3,576,000
            Decrease (increase) in prepaid expenses and other current assets           431,000         (119,000)         263,000
            Increase in trade account payables                                       3,696,000        2,301,000          460,000
            Increase in accrued expenses and other current liabilities               1,698,000        7,247,000        5,576,000
            Increase in income taxes payable                                           362,000        2,163,000        2,951,000
          Other                                                                        649,000          (32,000)        (169,000)
                                                                                 -------------    -------------    -------------
   Net cash provided by operating activities                                        46,908,000       35,808,000       44,050,000
                                                                                 -------------    -------------    -------------
Investing Activities:
   Acquisitions and related costs, net of cash acquired                            (58,117,000)     (41,500,000)     (28,099,000)
   Capital expenditures                                                             (9,964,000)      (8,273,000)      (5,737,000)
   Proceeds from sale of building held for sale                                             --        3,520,000               --
   Other                                                                               520,000          357,000         (335,000)
                                                                                 -------------    -------------    -------------
   Net cash used in investing activities                                           (67,561,000)     (45,896,000)     (34,171,000)
                                                                                 -------------    -------------    -------------
Financing Activities:
   Borrowings on revolving credit facility                                          59,000,000       37,000,000       27,000,000
   Payments on revolving credit facility                                           (38,000,000)     (21,000,000)     (41,000,000)
   Borrowings on short-term line of credit                                           1,000,000               --               --
   Payments on short-term line of credit                                            (3,000,000)              --               --
   Cash dividends paid                                                              (2,004,000)      (1,224,000)      (1,201,000)
   Proceeds from stock option exercises                                              5,071,000        1,746,000          963,000
   Excess tax benefit from stock option exercises                                    1,550,000               --               --
   Distributions to minority interest owners                                        (3,306,000)        (653,000)      (1,075,000)
   Proceeds from shares of common stock sold in connection
     with business acquisition                                                              --               --        1,259,000
   Other                                                                               (26,000)        (647,000)          68,000
                                                                                 -------------    -------------    -------------
   Net cash provided by (used in) financing activities                              20,285,000       15,222,000      (13,986,000)
                                                                                 -------------    -------------    -------------
Effect of exchange rate changes on cash                                                 37,000          (18,000)              --
                                                                                 -------------    -------------    -------------
Net (decrease) increase in cash and cash equivalents                                  (331,000)       5,116,000       (4,107,000)
Cash and cash equivalents at beginning of year                                       5,330,000          214,000        4,321,000
                                                                                 -------------    -------------    -------------
Cash and cash equivalents at end of year                                         $   4,999,000    $   5,330,000    $     214,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and HEICO Electronic Technologies Corp. ("HEICO Electronic") and their subsidiaries (collectively, the "Company"), is principally engaged in the design, manufacture and sale of aerospace, defense, and electronics related products and services throughout the United States and internationally. The Company's customer base is primarily the commercial airline, defense, space and electronics industries.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines. In addition, HEICO Aerospace consolidates a joint venture formed in March 2001, which is 16%-owned by American Airlines' parent company, AMR Corporation, a 51%-owned subsidiary, and two 80%-owned subsidiaries. Also, HEICO Electronic consolidates two subsidiaries, which are 80% and 85% owned, respectively. (See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.) All significant intercompany balances and transactions are eliminated.

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

         Buildings and improvements............................  15 to 55 years
         Leasehold improvements................................  2 to 20 years
         Machinery and equipment...............................  3 to 10 years
         Tooling...............................................  2 to 5 years

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

         The Company's intangible assets subject to amortization are amortized on the straight-line method over the following estimated useful lives:

         Customer relationships................................  3 to 7 years
         Intellectual property.................................  4 years
         Licenses..............................................  12 to 17 years
         Non-compete agreements................................  1 to 7 years
         Patents...............................................  6 to 18 years

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

FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value due to the relatively short maturity of the respective instruments. The carrying value of long-term debt approximates fair market value due to its variable interest rates.

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

         The Company did not enter into any interest rate swap agreements in fiscal 2006, 2005 or 2004.

PRODUCT WARRANTIES

         Product warranty liabilities are estimated at the time of shipment and recorded as a component of accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets. The amount recognized is based on historical claims cost experience.

REVENUE RECOGNITION

         Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2006, 2005 or 2004. Revenues earned from rendering services represented less than 10% of consolidated net sales for all periods presented.

LONG-TERM CONTRACTS

         Accounts receivable and accrued expenses and other current liabilities include amounts related to the production of products under fixed-price contracts exceeding terms of one year. Revenues are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. The percentage of the

Company's net sales recognized under the percentage-of-completion method was approximately 4%, 6% and 6% in fiscal 2006, 2005 and 2004, respectively. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contract method for certain other contracts. This method is used when the Company does not have adequate historical data to ensure that estimates are reasonably dependable.

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

         Beginning in fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised on or after November 1, 2005 ("excess tax benefit") as a financing activity in the Consolidated Statements of Cash Flows as prescribed by SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Consolidated Statements of Cash Flows. For the fiscal year ended October 31, 2006, the excess tax benefit from stock option exercises of $1,550,000 was presented in financing activities in the Company's Consolidated Statements of Cash Flows.

         The Company has calculated the amount of excess tax benefit that is available to offset future write-offs of deferred tax assets, or additional paid-in-capital pool ("APIC Pool"), in accordance with paragraph 81 of SFAS No. 123(R). Accordingly, the Company tracks each stock option award granted after November 1, 1996 on an employee-by-employee basis and on a grant-by-grant basis to determine whether there is a tax benefit situation or tax deficiency situation for each such award. The Company then compares the fair value expense to the tax deduction received for each stock option grant and aggregates the benefits and deficiencies, which have the effect of increasing or decreasing, respectively, the APIC Pool. Should the amount of future tax deficiencies be greater than the available APIC Pool, the Company will record the excess as income tax expense in its consolidated statements of operations.

         As a result of the adoption of SFAS No. 123(R), the Company's net income for the fiscal year ended October 31, 2006 includes compensation expense of $1,373,000 and income tax benefit related to the Company's stock options of $391,000. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

         The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for each of the two fiscal years ended October 31:

                                                                    2005              2004
                                                               --------------    --------------
Net income, as reported                                        $   22,812,000    $   20,630,000
Add:  Stock-based employee compensation expense included
in reported net income, net of tax                                      2,000             2,000
Deduct:  Stock-based employee compensation expense
determined under a fair value method, net of tax                   (1,162,000)       (1,481,000)
                                                               --------------    --------------
Pro forma net income                                           $   21,652,000    $   19,151,000
                                                               ==============    ==============
Net income per share:
  Basic - as reported                                          $          .93    $          .86
  Basic - pro forma                                            $          .89    $          .80
  Diluted - as reported                                        $          .87    $          .80
  Diluted - pro forma                                          $          .82    $          .74

         Further information regarding stock options can be found in Note 8, Stock Options, of the Notes to Consolidated Financial Statements.

CONTINGENCIES

         Losses for contingencies such as product warranties, litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income until they have been realized.

OTHER NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. The Statement also clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of the SFAS No. 151 did not have a material effect on the Company's results of operations, financial position, or cash flows.

         In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company's results of operations, financial position, or cash flows.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material effect on its results of operations, financial position, or cash flows.

2.   ACQUISITIONS

         In December 2003, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired an 80% interest in the assets and business of Sierra Microwave Technology, Inc., ("Sierra"). Under the transaction, the Company formed a new subsidiary, Sierra Microwave Technology, LLC ("Sierra LLC"), which acquired substantially all of the assets and assumed certain liabilities of Sierra. The new subsidiary is owned 80% by the Company and 20% by certain members of Sierra's management group. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility and with shares of HEICO's Class A Common Stock. Sierra LLC is engaged in the design and manufacture of certain niche microwave components used in satellites and military products. As part of the agreement to acquire an 80% interest in Sierra, the Company has the right to purchase the minority interests beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase their interests commencing at approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

         In December 2004, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired substantially all of the assets and assumed certain liabilities of Connectronics, Corp. and its affiliate, Wiremax, Ltd. (collectively "Connectronics"). The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. Subject to meeting certain earnings objectives during the first four years following the acquisition, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate. In fiscal 2006, the Company paid $2.2 million of such additional purchase consideration based on the subsidiary's earnings relative to its target for the first year, and accrued the remaining $1.6 million based on the subsidiary's year-to-date earnings relative to its target for the second year. The Company expects to pay this accrued amount in fiscal 2007. Connectronics is engaged in the production of specialty high voltage interconnection devices and wire primarily for defense applications and other markets.

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

         In September 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired an 85% interest in the stock of HVT Group, Inc., ("HVT"). The remaining 15% interest is held by certain members of HVT's management group. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. As part of the agreement to acquire an 85% interest in HVT, the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. HVT is a leading provider of very high voltage interconnection devices and cable assemblies for the medical equipment, defense and industrial markets.

         In September 2005, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired certain assets and assumed certain liabilities in an aerospace and defense product line acquisition, which will be used in the operations of one of its existing subsidiaries. The purchase price was paid in cash provided by operating activities.

         In November 2005, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired a 51% interest Seal Dynamics LLC ("Seal LLC"). The remaining 49% interest is principally owned by a member of Seal LLC's management group. As part of the agreement to acquire a 51% interest in Seal LLC, the Company has the right to purchase the remaining 49% interest over a seven-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period. Seal LLC is a distributor and designer of FAA-approved hydraulic, pneumatic, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.

         In November 2005, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired all of the stock of Engineering Design Team, Inc. and substantially all of the assets of its affiliate (collectively "EDT"). Subject to meeting certain earnings objectives during the first four years following the acquisition, the Company may be obligated to pay additional consideration of up to $53.0 million in aggregate. The Company accrued $5.6 million of such additional purchase consideration as of October 31, 2006 based on the first year earnings of EDT relative to its target, which it expects to pay in fiscal 2007. EDT specializes in the design, manufacture and sale of advanced high-technology, high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer. EDT's products are utilized in homeland security, defense, medical, research, astronomical and other applications across numerous industries.

         In May 2006, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired all of the stock of Arger Enterprises, Inc. and its related companies (collectively "Arger"). Arger designs and distributes FAA-approved aircraft and engine parts primarily for the commercial aviation market. The Company has since combined the operations of Arger within other subsidiaries of HEICO Aerospace Holdings Corp. As of the acquisition date, the Company recognized a $1.8 million restructuring liability as part of the acquisition costs consisting principally of employee termination and relocation costs, moving costs and associated expenses and contract termination costs. During the remainder of fiscal

2006, $1.1 million of such accrued costs were paid and $.6 million were deemed not necessary and reversed, leaving a remaining accrual of $.1 million as of October 31, 2006.

         In September 2006, the Company, through its HEICO Aerospace Holding Corp. subsidiary, acquired an 80% interest in the business, assets, and certain liabilities of Prime Air, Inc., and its affiliate (collectively "Prime"). Under the transaction, the former owners formed a new subsidiary, Prime Air, LLC ("Prime Air"), which acquired substantially all of the assets and assumed certain liabilities of Prime. The new subsidiary is owned 80% by the Company and 20% by certain members of Prime's management group. Subject to meeting certain earnings objectives during the first two years following the acquisition, the Company may be obligated to pay additional consideration of up to $7.0 million in aggregate. The additional purchase consideration will be accrued when the earnings objectives are met. Further, the Company has the right to purchase the remaining 20% minority interests beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period. Prime Air provides commercial airlines, regional operators, asset management companies, and MRO providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs' spares services.

         All of the acquisitions described above were accounted for using the purchase method of accounting. The purchase price of each acquisition was not significant to the Company's consolidated financial statements individually or in aggregate. The results of operations of each acquired company were included in the Company's results of operations from their effective acquisition date and the pro forma consolidated operating results assuming each fiscal 2005 and 2004 acquisition had been consummated as of the beginning of its respective fiscal year would not have been materially different from the reported results. The following table presents the Company's unaudited pro forma consolidated operating results assuming the fiscal 2006 acquisitions of Seal LLC, EDT, Arger, and Prime Air had been consummated as of the beginning of fiscal 2005. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of the beginning fiscal 2005. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to acquired intangible assets, increased interest expense associated with borrowings to finance the acquisitions, increased performance awards under the terms of the acquisitions and the incremental minority interest in the net income of Seal LLC, Arger and Prime Air.

                                           FOR THE YEAR ENDED OCTOBER 31,
                                         ---------------------------------
                                               2006              2005
                                         ---------------   ---------------
   Net sales                             $   430,864,000   $   370,846,000
   Net income                            $    32,392,000   $    26,250,000
   Net income per share:
       Basic                             $          1.29   $          1.07
       Diluted                           $          1.22   $          1.00

         The allocation of the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values as of the date of acquisition. The Company determines the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. The allocation of the purchase price of Arger and Prime Air to the tangible and identifiable intangible assets acquired and liabilities assumed in these consolidated financial statements is preliminary until the Company obtains final information regarding their fair values. The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed has been recorded as goodwill (See Note 18, Supplemental Disclosures of Cash Flow Information, of the Notes to

Consolidated Financial Statements). The aggregate cost of acquisitions, including payments made in cash and with shares of the Company's common stock and contingent payments, was $58.1 million, $41.5 million and $31.1 million in fiscal 2006, 2005 and 2004, respectively.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                                       AS OF OCTOBER 31,
                                                               ----------------------------------
                                                                     2006              2005
                                                               ---------------    ---------------
Accounts receivable                                            $    67,905,000    $    49,816,000
Less:  Allowance for doubtful accounts                              (2,893,000)        (2,148,000)
                                                               ---------------    ---------------
     Accounts receivable, net                                  $    65,012,000    $    47,668,000
                                                               ===============    ===============

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                        AS OF OCTOBER 31,
                                                               ----------------------------------
                                                                    2006               2005
                                                               ---------------    ---------------
Costs incurred on uncompleted contracts                        $    16,428,000    $    18,344,000
Estimated earnings                                                  12,221,000         11,252,000
                                                               ---------------    ---------------
                                                                    28,649,000         29,596,000
Less: Billings to date                                             (21,614,000)       (21,747,000)
                                                               ---------------    ---------------
                                                               $     7,035,000    $     7,849,000
                                                               ===============    ===============
Included in accompanying Consolidated
 Balance Sheets under the following
  captions:
    Accounts receivable, net (costs and estimated
      earnings in excess of billings)                          $     7,204,000    $     7,889,000
    Accrued expenses and other current liabilities
     (billings in excess of costs and estimated earnings)             (169,000)           (40,000)
                                                               ---------------    ---------------
                                                               $     7,035,000    $     7,849,000
                                                               ===============    ===============

         Changes in estimates did not have a material effect on net income or diluted net income per share in fiscal 2006, 2005, or 2004.

INVENTORIES

                                                                        AS OF OCTOBER 31,
                                                               ----------------------------------
                                                                    2006               2005
                                                               ---------------    ---------------
Finished products                                              $    52,245,000    $    26,136,000
Work in process                                                     13,805,000         12,634,000
Materials, parts, assemblies and supplies                           31,233,000         23,988,000
                                                               ---------------    ---------------
   Inventories, net                                            $    97,283,000    $    62,758,000
                                                               ===============    ===============

         Inventories related to long-term contracts were not significant as of October 31, 2006 and 2005.

PROPERTY, PLANT AND EQUIPMENT

                                                                       AS OF OCTOBER 31,
                                                               ----------------------------------
                                                                    2006                2005
                                                               ---------------    ---------------
Land                                                           $     3,155,000    $     3,155,000
Buildings and improvements                                          27,724,000         25,344,000
Machinery, equipment and tooling                                    59,052,000         53,460,000
Construction in progress                                             3,796,000          3,128,000
                                                               ---------------    ---------------
                                                                    93,727,000         85,087,000
Less:  Accumulated depreciation and amortization                   (44,238,000)       (38,424,000)
                                                               ---------------    ---------------
       Property, plant and equipment, net                      $    49,489,000    $    46,663,000
                                                               ===============    ===============

         The amounts set forth above include tooling costs having a net book value of $3,910,000 and $3,441,000 as of October 31, 2006 and 2005,
respectively. Amortization expense on capitalized tooling was $1,304,000, $1,346,000, and $1,484,000 for the fiscal years ended October 31, 2006, 2005 and 2004, respectively. Expenditures for capitalized tooling costs were $1,363,000, $885,000, and $955,000 in fiscal 2006, 2005 and 2004, respectively.

         Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment, amounted to approximately $5,786,000, $5,574,000, and $4,841,000 for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

         Included in the Company's property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements. The rotables are stated at a net book value of $2,710,000 and $3,256,000 as of October 31, 2006 and 2005, respectively.
Under the terms of the agreements, the customers may purchase the equipment at specified prices, which are no less than net book value, upon termination of the agreements. The equipment is currently being depreciated over its estimated life.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                        AS OF OCTOBER 31,
                                                               ----------------------------------
                                                                    2006                2005
                                                               ---------------    ---------------
Accrued employee compensation and related payroll taxes        $    17,546,000    $    13,794,000
Accrued customer rebates and credits                                 9,066,000          8,222,000
Accrued additional purchase consideration                            7,180,000          3,045,000
Other                                                                7,711,000          7,412,000
                                                               ---------------    ---------------
       Accrued expenses and other current liabilities          $    41,503,000    $    32,473,000
                                                               ===============    ===============

OTHER NON-CURRENT LIABILITIES

         Other non-current liabilities include deferred compensation of $4,999,000 and $5,847,000 as of October 31, 2006 and 2005, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees. The Company makes no contributions to this plan. The assets of this plan related to this deferred compensation liability are held within an irrevocable trust and classified within other assets (long-term) in the accompanying Consolidated Balance Sheets.

         During fiscal 2006, the Company established the HEICO Corporation Leadership Compensation Plan ("LCP"), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. The LCP is effective October 1, 2006 and provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis. The Company will match 50% of the first 6% of base salary deferred by each participant. While the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions. The Company's matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP. As of October 31, 2006, discretionary contributions for fiscal 2006 aggregating $985,000 were accrued in accrued expenses and other liabilities in the accompany Consolidated Balance Sheets.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill during fiscal 2006 and 2005 by operating segment are as follows:

                                                                           SEGMENT (1)
                                                               ---------------------------------    CONSOLIDATED
                                                                     FSG               ETG             TOTALS
                                                               ---------------   ---------------   ---------------
Balances as of October 31, 2004                                $   137,590,000   $    79,084,000   $   216,674,000
Goodwill acquired                                                    1,092,000        26,757,000        27,849,000
Accrued additional purchase consideration                                   --         3,045,000         3,045,000
Adjustments to goodwill                                                661,000                --           661,000
                                                               ---------------   ---------------   ---------------
Balances as of October 31, 2005                                    139,343,000       108,886,000       248,229,000
Goodwill acquired                                                   17,325,000         3,118,000        20,443,000
Accrued additional purchase consideration                                   --         7,180,000         7,180,000
Adjustments to goodwill                                                536,000        (1,272,000)         (736,000)
                                                               ---------------   ---------------   ---------------
Balances as of October 31, 2006                                $   157,204,000   $   117,912,000   $   275,116,000
                                                               ===============   ===============   ===============

   (1) During fiscal 2006, one of the Company's subsidiaries formerly included in the ETG was reclassified to the FSG. Prior year balances have been retroactively restated to reflect the revised segment classification.

         The goodwill acquired and accrued additional purchase consideration recognized during fiscal 2006 are a result of the Company's acquisitions described in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Adjustments to goodwill consist primarily of adjustments related to the preliminary allocation of the purchase price of prior year acquisitions to the assets acquired and liabilities assumed, and contingent purchase price payments to previous owners of acquired businesses.

         Identifiable intangible assets, which are recorded within other assets in the Company's Consolidated Balance Sheets consist of:

                                        AS OF OCTOBER 31, 2006                            AS OF OCTOBER 31, 2005
                            -----------------------------------------------   -----------------------------------------------
                               GROSS                              NET             GROSS                            NET
                              CARRYING        ACCUMULATED       CARRYING         CARRYING      ACCUMULATED       CARRYING
                               AMOUNT        AMORTIZATION        AMOUNT           AMOUNT       AMORTIZATION       AMOUNT
                            -------------    -------------    -------------   -------------    -------------    -------------
Amortizing Assets:
Customer relationships      $  13,595,000    $  (2,138,000)   $  11,457,000   $          --    $          --    $          --
Intellectual property           1,992,000         (498,000)       1,494,000              --               --               --
Licenses                        1,000,000         (326,000)         674,000       1,000,000         (252,000)         748,000
Non-compete agreements            800,000         (434,000)         366,000         660,000         (129,000)         531,000
Patents                           560,000         (102,000)         458,000         477,000          (60,000)         417,000
                            -------------    -------------    -------------   -------------    -------------    -------------
                               17,947,000       (3,498,000)      14,449,000       2,137,000         (441,000)       1,696,000
Non-Amortizing Assets:
Trade names                     7,562,000               --        7,562,000       3,650,000               --        3,650,000
                            -------------    -------------    -------------   -------------    -------------    -------------
                            $  25,509,000    $  (3,498,000)   $  22,011,000   $   5,787,000    $    (441,000)   $   5,346,000
                            =============    =============    =============   =============    =============    =============

         The increase in the gross carrying amount of customer relationships, intellectual property, non-compete agreements and trade names as of October 31, 2006 compared to October 31, 2005 principally relates to such intangible assets recognized in connection with recent acquisitions. (See Note 2, Acquisitions, and Note 18, Supplemental Disclosures of Cash Flow Information, of the Notes to Consolidated Financial Statements.) The weighted average amortization period of the customer relationships, intellectual property, and non-compete agreements recognized in fiscal 2006 is approximately six years, four years, and six years, respectively.

         Amortization expense of other intangible assets was $3,057,000, $193,000 and $112,000 for the fiscal years ended October 31, 2006, 2005 and 2004, respectively. Amortization expense for each of the next five fiscal years is expected to be $3,475,000 in fiscal 2007, $3,210,000 in fiscal 2008, $2,603,000 in fiscal 2009, $2,105,000 in fiscal 2010, and $1,432,000 in fiscal
2011.

5.   SHORT-TERM AND LONG-TERM DEBT

         In June 2006, one of the Company's subsidiaries entered into a $7.0 million short-term line of credit with a bank, which expires in April 2007. The line of credit may be used for inventory purchases and other working capital needs and is secured by all the assets of the subsidiary. Advances under the line of credit bear interest at the subsidiary's choice of the "Prime Rate Advance" (prime rate less .75%) or "LIBOR Advance" (LIBOR rate plus .75%). As of October 31, 2006, no borrowings were outstanding under the line of credit.

         Long-term debt consists of:

                                                                       AS OF OCTOBER 31,
                                                               ----------------------------------
                                                                    2006               2005
                                                               ---------------    ---------------
Borrowings under revolving credit facility                     $    53,000,000    $    32,000,000
Industrial Development Revenue Refunding
  Bonds - Series 1988                                                1,980,000          1,980,000
Capital leases and equipment loans                                      81,000            144,000
                                                               ---------------    ---------------
                                                                    55,061,000         34,124,000
Less:  Current maturities of long-term debt                            (39,000)           (63,000)
                                                               ---------------    ---------------
                                                               $    55,022,000    $    34,061,000
                                                               ===============    ===============

         The aggregate amount of long-term debt maturing by fiscal year is $39,000 in fiscal 2007, $1,995,000 in fiscal 2008, $18,000 in fiscal 2009, and
$53,009,000 in fiscal 2010.

REVOLVING CREDIT FACILITY

         In August 2005, the Company amended its revolving credit facility by entering into a $130 million Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which expires in August 2010. The Credit Facility includes a feature that will allow the Company to increase the Credit Facility, at its option, up to an aggregate amount of $175 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions. In July 2006, the Company amended the Credit Facility principally to include a less restrictive covenant regarding requisite approval of acquisitions by the bank syndicate. The prior covenant relating to approval by the bank syndicate of acquisitions in excess of an aggregate of $50 million over any twelve-month period was eliminated provided the Company maintains an agreed upon, or lower, leverage ratio. Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate ("LIBOR") plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest, and non-cash charges or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from .75% to 2.00% for LIBOR based borrowings and from .00% to .50% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from .20% to ..50% (depending on the Company's leverage ratio). The Credit Facility also includes a $10 million swingline sublimit and a $15 million sublimit for letters of credit. The Credit Facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants that require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements.

         As of October 31, 2006 and 2005, the Company had a total of $53 million and $32 million, respectively, borrowed under its revolving credit facility at weighted average interest rates of 6.1% and 4.7%, respectively. The amounts were primarily borrowed to fund acquisitions (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements). The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2006, the Company believes it is in compliance with all such covenants.

INDUSTRIAL DEVELOPMENT REVENUE BONDS

         The industrial development revenue bonds outstanding as of October 31, 2006 represent bonds issued by Broward County, Florida in 1988 (the "1988 bonds"). The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (3.6% and 2.8% as of October 31, 2006 and 2005, respectively). The 1988 bonds as amended are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

6.   INCOME TAXES

         The provision for income taxes on income before income taxes and minority interests for each of the three fiscal years ended October 31 is as follows:

                                  2006              2005              2004
                            ---------------   ---------------   ---------------
Current:
  Federal                   $    15,301,000   $    11,346,000   $     6,088,000
  State                           2,780,000         1,667,000           735,000
  Foreign                           262,000            56,000                --
                            ---------------   ---------------   ---------------
                                 18,343,000        13,069,000         6,823,000
Deferred                          2,557,000         3,031,000         4,125,000
                            ---------------   ---------------   ---------------
Total income tax expense    $    20,900,000   $    16,100,000   $    10,948,000
                            ===============   ===============   ===============

         The following table reconciles the federal statutory tax rate to the Company's effective tax rate for each of the three fiscal years ended October 31:

                                                                                 2006           2005           2004
                                                                              ----------     ----------     ----------
Federal statutory tax rate                                                          35.0%          35.0%          35.0%
State taxes, less applicable federal income tax reduction                            3.5            3.2            2.2
Net tax benefit related to non-taxable life insurance proceeds                        --             --           (4.8)
Net tax benefit on export sales                                                     (1.3)          (1.8)          (2.3)
Net tax benefit on minority interests' share of income                              (2.7)           (.5)           (.9)
Net tax benefit on qualified research and development activities claimed            (2.4)            --             --
Other, net                                                                            .6             .7             .7
                                                                              ----------     ----------     ----------
       Effective tax rate                                                           32.7%          36.6%          29.9%
                                                                              ==========     ==========     ==========

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

                                                       AS OF OCTOBER 31,
                                              ----------------------------------
                                                   2006               2005
                                              ---------------   ----------------
Deferred tax assets:
  Inventories                                 $     5,650,000   $      4,268,000
  Deferred compensation liability                   2,289,000          2,286,000
  Allowance for doubtful accounts receivable          895,000            810,000
  Customer rebates accrual                            800,000            739,000
  Other                                             2,764,000          2,037,000
                                              ---------------   ----------------
    Total deferred tax assets                      12,398,000         10,140,000
                                              ---------------   ----------------
Deferred tax liabilities:
  Intangible asset amortization                    27,016,000         20,722,000
  Accelerated depreciation                          3,670,000          4,504,000
  Other                                               455,000            127,000
                                              ---------------   ----------------
    Total deferred tax liabilities                 31,141,000         25,353,000
                                              ---------------   ----------------
    Net deferred tax liability                $   (18,743,000)  $    (15,213,000)
                                              ===============   ================

         The net deferred tax liability is classified in the accompanying Consolidated Balance Sheets as follows:

                                                   AS OF OCTOBER 31,
                                          ----------------------------------
                                                2006              2005
                                          ---------------    ---------------
   Current asset                          $     9,309,000    $     7,218,000
   Long-term liability                        (28,052,000)       (22,431,000)
                                          ---------------    ---------------
   Net deferred tax liability             $   (18,743,000)   $   (15,213,000)
                                          ===============    ===============

         The increase in the net deferred tax liability from $15.2 million as of October 31, 2005 to $18.7 million as of October 31, 2006 is due to the $2.6 million deferred income tax expense for fiscal 2006 and $0.9 million in net deferred tax liabilities recognized through purchase accounting in connection with recent acquisitions. In fiscal 2005, the Company recorded $1.6 million in net deferred tax liabilities in connection with acquisitions. The net deferred tax liabilities recognized principally relate to differences between the assigned values and the tax bases of identifiable intangible assets and property, plant and equipment acquired. No deferred tax assets or liabilities were recognized in connection with the Company's acquisitions in fiscal 2004.

         As previously reported, in 1999 - 2002 certain individual holders of non-qualified stock options issued by the Company exchanged these options for annuity contracts. As a result, the recognition of compensation income otherwise reportable upon the exercise or transfer of stock options was deferred by the individual holders. Based on agreements between the individuals, the Company and the Internal Revenue Service, the remaining deferred compensation income was accelerated and reported by the individuals. As a result, the Company's corresponding compensation deduction benefit was recognized in its fiscal 2005 income tax return. The Company recorded a $5.1 million tax benefit from stock option exercises during fiscal 2006 by increasing capital in excess of par value, a component of shareholders' equity, and decreasing income taxes payable.

         The Company claimed an income tax credit for qualified research and development activities in its income tax return for fiscal 2005 and amended returns for previous tax years that were filed in the third and fourth quarters of fiscal 2006 upon completion of a study conducted by outside tax consultants. The aggregate tax credit, net of expenses, increased net income by approximately $1.0 million in fiscal 2006.

7.   SHAREHOLDERS' EQUITY

PREFERRED STOCK PURCHASE RIGHTS PLAN

         The Company's Board of Directors adopted, as of November 2, 2003, a Shareholder Rights Agreement (the "2003 Plan"). Pursuant to the 2003 Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of Common Stock and Class A Common Stock (with the preferred share purchase rights collectively as the "Rights"). The Rights trade with the common stock and are not exercisable or transferable apart from the Common Stock and Class A Common Stock until after a person or group either acquires 15% or more of the outstanding common stock or commences or announces an intention to commence a tender offer for 15% or more of the outstanding common stock. Absent either of the aforementioned events transpiring, the Rights will expire as of the close of business on November 2, 2013.

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

SHARE REPURCHASES

         The Company did not repurchase any shares of its common stock in fiscal 2006, 2005, or 2004.

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

8.   STOCK OPTIONS

         The Company currently has two stock option plans, the 2002 Stock Option Plan ("2002 Plan") and the Non-Qualified Stock option plan under which stock options may be granted. The Company's 1993 Stock Option Plan ("1993 Plan") terminated in March 2003 on the tenth anniversary of its effective date. No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms. In addition, the Company granted stock options to two former shareholders of an acquired business pursuant to employment agreements entered into in connection with the acquisition in fiscal 1999. A total of 2,896,701 shares of the Company's stock are reserved for issuance to employees, directors, officers, and consultants as of October 31, 2006, including 2,734,018 shares currently under option and 162,683 shares available for future grants. Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options are granted with an exercise price of not less than 100% of the fair market value of the Company's common stock as of date of grant (110% thereof in certain cases) and are exercisable in percentages specified as of the date of grant over a period up to ten years. Only employees are eligible to receive incentive stock options. Non-qualified stock options under the 2002 Plan may be granted at less than fair market value and may be immediately exercisable. Options granted under the Non-Qualified Stock Option Plan may be granted with an exercise price of no less than the fair market value of the Company's common stock as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant. The options granted pursuant to the 2002 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee in its sole discretion. The stock options granted to two former shareholders of an acquired business were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant. Options under all stock option plans expire not later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

         Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

                                                                      SHARES UNDER OPTION
                                               SHARES         ----------------------------------
                                              AVAILABLE                         WEIGHTED AVERAGE
                                              FOR GRANT          SHARES          EXERCISE PRICE
                                           ---------------    ---------------   ----------------
Outstanding as of October 31, 2003                 166,423          4,448,675   $           8.62
Granted                                            (10,000)            10,000   $          13.19
Cancelled                                              880            (20,332)  $          12.26
Exercised                                               --           (403,076)  $           2.75
                                           ---------------    ---------------
Outstanding as of October 31, 2004                 157,303          4,035,267   $           9.20
Granted                                             (1,000)             1,000   $          19.08
Cancelled                                               --            (82,637)  $          13.38
Exercised                                               --           (364,950)  $           5.36
                                           ---------------    ---------------
Outstanding as of October 31, 2005                 156,303          3,588,680   $           9.50
Granted                                                 --                 --   $             --
Cancelled                                            6,380            (10,371)  $           8.96
Exercised                                               --           (844,291)  $           7.34
                                           ---------------    ---------------
Outstanding as of October 31, 2006                 162,683          2,734,018   $          10.16
                                           ===============    ===============

         Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2006 is as follows:

COMMON STOCK

                                                  OPTIONS OUTSTANDING
                       ---------------------------------------------------------------------------
                                            WEIGHTED          WEIGHTED AVERAGE        AGGREGATE
     RANGE OF               NUMBER          AVERAGE        REMAINING CONTRACTUAL      INTRINSIC
  EXERCISE PRICES        OUTSTANDING     EXERCISE PRICE         LIFE (YEARS)            VALUE
--------------------   ---------------   ---------------   ---------------------   ---------------
    $1.16 - $2.90              111,182   $          1.84           0.9             $     3,829,000
    $2.91 - $7.00              125,500   $          6.33           0.1                   3,758,000
    $7.01 - $12.00             572,925   $          8.99           4.8                  15,634,000
  $12.01 - $21.92              454,000   $         14.20           4.3                  10,024,000
                       ---------------                                             ---------------
                             1,263,607   $          9.97           3.8             $    33,245,000
                       ===============                                             ===============

                                                  OPTIONS EXERCISABLE
                       --------------------------------------------------------------------------
                                            WEIGHTED          WEIGHTED AVERAGE        AGGREGATE
     RANGE OF              NUMBER           AVERAGE        REMAINING CONTRACTUAL      INTRINSIC
  EXERCISE PRICES        EXERCISABLE     EXERCISE PRICE        LIFE (YEARS)             VALUE
--------------------   ---------------   ---------------   ---------------------   ---------------
  $1.16 - $2.90                111,182   $          1.84           0.9             $     3,828,000
  $2.91 - $7.00                125,500   $          6.33           0.1                   3,758,000
  $7.01 - $12.00               450,924   $          9.22           4.5                  12,203,000
$12.01 - $21.92                454,000   $         14.20           4.3                  10,024,000
                       ---------------                                             ---------------
                             1,141,606   $         10.16           3.6             $    29,813,000
                       ===============                                             ===============

CLASS A COMMON STOCK

                                                  OPTIONS OUTSTANDING
                       --------------------------------------------------------------------------
                                            WEIGHTED         WEIGHTED AVERAGE         AGGREGATE
     RANGE OF              NUMBER           AVERAGE        REMAINING CONTRACTUAL      INTRINSIC
  EXERCISE PRICES        OUTSTANDING     EXERCISE PRICE        LIFE (YEARS)             VALUE
--------------------   ---------------   ---------------   ---------------------   ---------------
 $1.16 - $2.90                  95,795   $          1.71           0.9             $     2,709,000
 $2.91 - $7.00                 143,195   $          5.68           5.0                   3,482,000
  $7.01 - $12.00               651,979   $          8.26           4.5                  14,167,000
$12.01 - $21.92                579,442   $         15.24           3.4                   8,547,000
                       ---------------                                             ---------------
                             1,470,411   $         10.33           3.9             $    28,905,000
                       ===============                                             ===============

                                                  OPTIONS EXERCISABLE
                       --------------------------------------------------------------------------
                                            WEIGHTED         WEIGHTED AVERAGE         AGGREGATE
     RANGE OF               NUMBER          AVERAGE        REMAINING CONTRACTUAL      INTRINSIC
  EXERCISE PRICES        EXERCISABLE     EXERCISE PRICE         LIFE (YEARS)            VALUE
--------------------   ---------------   ---------------   ---------------------   ---------------
 $1.16 - $2.90                  95,795   $          1.71           0.9             $     2,709,000
 $2.91 - $7.00                  92,155   $          5.75           4.3                   2,234,000
 $7.01 - $12.00                594,821   $          8.20           4.4                  12,958,000
$12.01 - $21.92                559,937   $         15.32           3.3                   8,215,000
                       ---------------                                             ---------------
                             1,342,708   $         10.54           3.7             $    26,116,000
                       ===============                                             ===============

         The aggregate intrinsic values in the tables above are calculated based on the difference between the closing price per share of the underlying common stock as reported on the New York Stock Exchange as of October 31, 2006 less the option exercise price (if a positive spread) multiplied by the number of stock options.

         If there were a change in control of the Company, options outstanding for an additional 71,707 shares of Common Stock and 113,119 shares of Class A Common Stock would become immediately exercisable.

         Information concerning stock options exercised during the fiscal year ended October 31, 2006 is as follows:

                                                                       2006
                                                                   -------------
         Cash proceeds from stock option exercises                 $   5,071,000
         Tax benefit realized from stock option exercises              1,385,000
         Intrinsic value of stock option exercises                    16,105,000

         Effective as of November 1, 2005, the Company generally recognizes stock option compensation expense ratably over the vesting period. As of October 31, 2006, there was $819,000 of pretax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.3 years.

         The Company did not grant any stock options in fiscal 2006 and there were no grants of Common Stock options in fiscal 2005 and 2004. The estimated weighted average fair value of the Class A Common Stock options granted in fiscal 2005 and 2004 was $9.16 and $6.16 per share, respectively.

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for each of the three fiscal years ended October 31:

                                           2006                  2005                   2004
                                    -------------------   -------------------    -------------------
                                                CLASS A               CLASS A                CLASS A
                                     COMMON     COMMON     COMMON     COMMON      COMMON     COMMON
                                     STOCK       STOCK      STOCK      STOCK       STOCK      STOCK
                                    --------   --------   --------   --------    --------   --------
Expected stock price volatility           --         --         --      43.84%         --      46.87%
Risk free interest rate                   --         --         --       4.09%         --       3.28%
Dividend yield                            --         --         --        .38%         --        .38%
Expected option life (years)              --         --         --          6          --          6

9.   RETIREMENT PLANS

         The Company has a qualified defined contribution retirement plan (the "Plan") under which eligible employees of the Company and its participating subsidiaries may make Elective Deferral Contributions, effective January 1, 2005, up to the limitations set forth in Section 402(g) of the Internal Revenue Code. Prior to calendar 2005, deferrals were permitted up to 15% of an eligible employee's annual compensation as defined by the Plan. The Company generally makes a 25% or 50% Employer Matching Contribution, as determined by the Board of Directors, based on a participant's Elective Deferral Contribution up to 6% of the participant's Compensation for the Elective Deferral Contribution period. The Employer Matching Contribution is made in the Company's common stock or cash, as determined by the Company. The Company's match of a portion of a participant's contribution paid in Company common stock is based on the fair market value of the shares as of the date of contribution. The Plan also provides that the Company may contribute additional amounts in its common stock or cash at the discretion of the Board of Directors. Employee contributions can not be invested in Company common stock.

         Participants receive 100% vesting of employee contributions and cash dividends received on Company common stock. Vesting in Company contributions is based on a participant's number of years of vesting service. Contributions to the Plan charged to income in fiscal 2006, 2005 and 2004 totaled $170,000, $148,000 and $189,000, respectively. Company contributions are made with the use of forfeited shares within the Plan. As of October 31, 2006, the Plan held approximately 153,000 forfeited shares of Common Stock and 168,000 forfeited shares of Class A Common Stock, which are available to make future Company contributions.

         In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 2006, 2005 and 2004 are not material to the financial position of the Company. During fiscal 2006, 2005 and 2004, $64,000, $59,000, and $88,000, respectively, were expensed for this plan.

10.  RESEARCH AND DEVELOPMENT EXPENSES

         Cost of sales amounts in fiscal 2006, 2005 and 2004 include approximately $15,347,000, $11,311,000 and $10,446,000 respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements. Such reimbursements were not significant in fiscal 2006, 2005 and 2004.

11.  SALE OF INVESTMENT IN JOINT VENTURE

         During fiscal 2005, the Company's HEICO Aerospace Holdings Corp. subsidiary sold its investment in a 50%-owned joint venture that was accounted for under the equity method and recognized a gain on the sale of $276,000, which is included in interest and other income in the Company's Consolidated Statements of Operations. The Company's investment in the 50%-owned joint venture and its share of the operating results were not significant to the Company's consolidated financial statements.

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

         The following table details the restructuring activity that occurred in fiscal 2005 and 2004:

                                                      MANAGEMENT       MOVING
                                                       HIRING/        COSTS AND
                                      INVENTORY       RELOCATION        OTHER          CONTRACT
                                        WRITE-         RELATED        ASSOCIATED      TERMINATION
                                        DOWNS          EXPENSES        EXPENSES          COSTS          TOTALS
                                     ------------    ------------    ------------    ------------    ------------
Balances as of November 1, 2003      $          -    $          -    $          -    $          -    $          -
Restructuring expenses                    350,000         261,000         168,000          71,000         850,000
Cash payments                                   -        (197,000)        (57,000)              -        (254,000)
Non-cash amount                          (350,000)              -               -               -        (350,000)
                                     ------------    ------------    ------------    ------------    ------------
Balances as of October 31, 2004                 -          64,000         111,000          71,000         246,000
Additional charges and reversals                -          69,000         (47,000)              -          22,000
Cash payments                                   -        (133,000)        (64,000)        (71,000)       (268,000)
                                     ------------    ------------    ------------    ------------    ------------
Balances as of October 31, 2005      $          -    $          -    $          -    $          -    $          -
                                     ============    ============    ============    ============    ============

         For information on restructuring activities associated with acquisitions, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

14.  NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per share for each of the three fiscal years ended October 31:

                                                              2006           2005           2004
                                                          ------------   ------------   ------------
Numerator:
  Net income                                              $ 31,888,000   $ 22,812,000   $ 20,630,000
                                                          ============   ============   ============
Denominator:
  Weighted average common shares outstanding - basic        25,084,532     24,460,185     24,036,980
  Effect of dilutive stock options                           1,513,071      1,863,117      1,717,618
                                                          ------------   ------------   ------------
  Weighted average common shares outstanding - diluted      26,597,603     26,323,302     25,754,598
                                                          ============   ============   ============
Net income per share - basic                              $       1.27   $        .93   $        .86
Net income per share - diluted                            $       1.20   $        .87   $        .80

Anti-dilutive stock options excluded                            12,540        181,760        579,837

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                     FIRST           SECOND            THIRD           FOURTH
                                    QUARTER          QUARTER          QUARTER          QUARTER
                                 --------------   --------------   --------------   --------------
Net sales:
  2006                           $   88,101,000   $   92,092,000   $  102,172,000   $  109,825,000
  2005                               56,981,000       66,973,000       69,169,000       76,524,000
Gross profit:
  2006                               32,052,000       33,536,000       37,585,000       39,340,000
  2005                               20,280,000       25,045,000       25,999,000       29,672,000
Net income:
  2006                                6,749,000        7,542,000        8,276,000        9,321,000
  2005                                4,428,000        5,713,000        6,046,000        6,625,000
Net income per share:
 Basic:
  2006                           $          .27   $          .30   $          .33   $          .37
  2005                                      .18              .23              .25              .27
 Diluted:
  2006                                      .26              .28              .31              .35
  2005                                      .17              .22              .23              .25

         During the fourth quarter of fiscal 2005, the Company increased its allowance for doubtful accounts by $1.6 million as a result of bankruptcy filings by certain customers in the aviation industry. The associated charge decreased net income by $829,000, or $.03 per diluted share.

         During the third and fourth quarters of fiscal 2006, the Company recognized the benefit of a tax credit (net of related expenses) for qualified research and development activities claimed for certain prior years, which increased net income by $235,000 and $767,000, respectively, or $.01 and $.03 per diluted share, respectively.

         Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year may not equal the sum of the four individual quarters.

16.  OPERATING SEGMENTS

         The Company has two operating segments: the Flight Support Group ("FSG") consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic and its subsidiaries. The Flight Support Group designs, manufactures and distributes FAA-approved jet engine and aircraft component replacement parts, provides FAA-authorized repair and overhaul services and provides subcontracting services to original equipment manufacturers in the aviation industry and the U.S. Government. The Electronic Technologies Group designs and manufactures commercial and military power supplies, circuit board shielding, laser and electro-optical products, infrared simulation and test equipment, high voltage interconnection devices, cable assemblies and high-speed interface products primarily for the aviation, defense, space, and electronics industries.

         The Company's reportable operating segments offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology and service requirements.

SEGMENT PROFIT OR LOSS

         The accounting policies of the Company's operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. Management evaluates segment performance based on segment operating income.

                                                                                   OTHER,
                                                        SEGMENT (1)               PRIMARILY
                                             -------------------------------    CORPORATE AND     CONSOLIDATED
                                                  FSG              ETG          INTERSEGMENT         TOTALS
                                             --------------   --------------   --------------    --------------
For the year ended October 31, 2006:
  Net sales                                  $  277,255,000   $  115,021,000   $      (86,000)   $  392,190,000
  Depreciation and amortization                   6,822,000        3,437,000          306,000        10,565,000
  Operating income                               46,840,000       34,026,000      (13,999,000)       66,867,000
  Capital expenditures                            8,189,000        1,607,000          168,000         9,964,000
  Total assets                                  337,020,000      180,359,000       17,436,000       534,815,000

For the year ended October 31, 2005:
  Net sales                                  $  191,989,000   $   77,821,000   $     (163,000)   $  269,647,000
  Depreciation and amortization                   5,875,000        1,117,000          417,000         7,409,000
  Operating income                               32,795,000       20,978,000       (9,124,000)       44,649,000
  Capital expenditures                            7,459,000          763,000           51,000         8,273,000
  Total assets                                  259,957,000      159,123,000       16,544,000       435,624,000

For the year ended October 31, 2004:
  Net sales                                  $  158,643,000   $   57,243,000   $     (142,000)   $  215,744,000
  Depreciation and amortization                   5,582,000          760,000          437,000         6,779,000
  Operating income                               22,435,000       17,075,000       (6,891,000)       32,619,000
  Capital expenditures                            4,723,000        1,008,000            6,000         5,737,000
  Total assets                                  243,860,000      105,615,000       14,780,000       364,255,000

(1) During fiscal 2006, one of the Company's subsidiaries formerly included in the ETG was reclassified to the FSG. Prior year balances have been retroactively restated to reflect the revised segment classification.

MAJOR CUSTOMER AND GEOGRAPHIC INFORMATION

         No one customer accounted for 10% or more of the Company's consolidated net sales during the last three fiscal years. The Company's net sales originating and long-lived assets held outside of the United States during each of the last three fiscal years were not material.

         The Company markets its products and services in over 100 countries. Other than in the United States, the Company does not conduct business in any other country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Company's sales to unaffiliated customers between those in the United States and those in other locations for each of the three fiscal years ended October 31 as follows:

                                   2006             2005             2004
                              --------------   --------------   --------------
         United States        $  284,048,000   $  199,855,000   $  160,049,000
         Other                   108,142,000       69,792,000       55,695,000
                              --------------   --------------   --------------
         Total                $  392,190,000   $  269,647,000   $  215,744,000
                              ==============   ==============   ==============

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

         Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

         Year ending October 31,
         2007 ..................................................   $  3,526,000
         2008 ..................................................      2,773,000
         2009 ..................................................      1,629,000
         2010 ..................................................      1,558,000
         2011 ..................................................      1,121,000
         Thereafter ............................................      3,421,000
                                                                   ------------
         Total minimum lease commitments .......................   $ 14,028,000
                                                                   ============

         Total rent expense charged to operations for operating leases in fiscal 2006, 2005 and 2004 amounted to $3,409,000, $2,679,000 and $2,737,000, respectively.

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

         Changes in the Company's product warranty liability for fiscal 2006 and 2005 are as follows:

         Balance as of October 31, 2004                            $    129,000
         Acquired warranty liabilities                                   89,000
         Accruals for warranties                                        488,000
         Warranty claims settled                                       (311,000)
                                                                   ------------
         Balance as of October 31, 2005                                 395,000
         Acquired warranty liabilities                                   15,000
         Accruals for warranties                                        635,000
         Warranty claims settled                                       (511,000)
                                                                   ------------
         Balance as of October 31, 2006                            $    534,000
                                                                   ============

         The acquired warranty liabilities pertain to the acquisitions made as further discussed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

         As partial consideration in the acquisition of Inertial Airline Services, Inc. ("IAS") in August 2001, the Company issued $5 million in HEICO Class A Common Stock (318,960 shares) and guaranteed that the resale value of such Class A Common Stock would be at least $5 million through August 31, 2004. Concurrent with the acquisition, the Company loaned the seller $5 million, which was due August 31, 2004 and secured by the 318,960 shares of HEICO Class A Common Stock. The loan was reflected as a reduction of shareholders' equity in the Company's Consolidated Balance Sheets under the caption, "Note Receivable Secured by Class A Common Stock." In fiscal 2003, the seller sold 220,000 shares of the HEICO Class A Common Stock and the Company received the net proceeds of $2.1 million to reduce the note receivable. In fiscal 2004, the Company received net proceeds of $1.2 million from the seller upon the sale of the remaining 98,960 shares of the HEICO Class A Common Stock. Pursuant to the Company's guarantee that the aggregate resale value of the 318,960 shares of Class A Common Stock would be at least $5 million, the $1.7 million difference between the guaranteed value and the $3.3 million of aggregate net proceeds ($2.1 million received in fiscal 2003 and $1.2 million received in fiscal 2004) from the sales of the Class A Common Stock was recorded in fiscal 2004 as a reduction of both capital in excess of par value and the note receivable.

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

         As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration of up to $3.8 million in aggregate should the subsidiary meet certain earnings objectives during the first four years following the acquisition. In fiscal 2006, the Company paid $2.2 million of such additional purchase consideration based on the subsidiary's earnings relative to target for the first year, and accrued the remaining $1.6 million based on the subsidiary's year-to-date earnings relative to its target for the second year. The Company expects to pay this accrued amount in fiscal 2007.

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

         As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period.

         As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional consideration of up to $53.0 million in aggregate during the first four years following the acquisition. The maximum amount of additional consideration that may become payable by year is $6.8 million in fiscal 2006, $9.2 million in fiscal 2007, $17.8 million in fiscal 2008 and $19.2 million in fiscal 2009. The Company accrued $5.6 million of such additional purchase consideration as of October 31, 2006 based on the subsidiary's first year earnings relative to its target, which it expects to pay in fiscal 2007. The remaining additional purchase consideration will be accrued when the earnings objectives are met.

         As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company may be obligated to pay additional purchase consideration of up to $7.0 million in aggregate should the subsidiary meet certain earnings objectives during the first two years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met. Further, the Company has the right to purchase the remaining 20% minority interests beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period.

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

18.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid for interest was $3,459,000, $1,062,000 and $1,099,000 in fiscal 2006, 2005 and 2004, respectively. Cash paid for income taxes was $15,823,000, $8,176,000, and $2,688,000 in fiscal 2006, 2005 and 2004, respectively. Cash received from income tax refunds in fiscal 2006, 2005 and 2004 was $51,000, $101,000 and $72,000, respectively.

         Cash investing activities related to acquisitions, including contingent purchase price payments to previous owners of acquired businesses, and any adjustments to the preliminary allocation of the purchase price of prior year acquisitions to the assets acquired and liabilities assumed for each of the three fiscal years ended October 31, is as follows:

                                                              2006             2005             2004
                                                          -------------    -------------    -------------
Fair value of assets acquired:
  Liabilities assumed                                     $  13,937,000    $   5,202,000    $     684,000
  Minority interests in consolidated subsidiaries             6,301,000               --               --
  Less:
    Goodwill                                                 19,707,000       28,510,000       24,974,000
    Inventories, net                                         21,342,000        4,645,000          707,000
    Identifiable intangible assets                           19,640,000        4,210,000               --
    Accounts receivable, net                                 12,213,000        4,055,000        1,785,000
    Accrued additional purchase consideration                 3,045,000               --               --
    Property, plant and equipment                               690,000        4,904,000        1,311,000
    Other assets                                              1,718,000          378,000            6,000
                                                          -------------    -------------    -------------
  Acquisitions and related costs, net of cash acquired    $ (58,117,000)   $ (41,500,000)   $ (28,099,000)
                                                          =============    =============    =============

         In connection with the purchase of Sierra in December 2003 (see Note 2, Acquisitions of the Notes to Consolidated Financial Statements), the Company issued shares of HEICO's Class A Common Stock valued at $3 million, which was allocated to goodwill.

         In connection with certain acquisitions, the Company accrued additional purchase consideration aggregating $7.2 million and $3.0 million in fiscal 2006 and 2005, respectively, which was allocated to goodwill (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements).

         Retained earnings were reduced by $29,393,000 in fiscal 2004 as a result of the 10% stock dividend described in Note 7, Shareholders' Equity - Stock Dividend, of the Notes to Consolidated Financial Statements.

         There were no significant capital lease and/or other equipment financing activities during fiscal 2006, 2005, or 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and its Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management's report on the Company's internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Deloitte & Touche LLP's attestation report on the Company's assessment of its internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission ("Commission") within 120 days after the close of fiscal 2006.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2006.

         Equity compensation plan information is set forth in Item 5 of Part II hereof under the caption "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning the principal accountant's fees and services is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2006.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                         PAGE
                                                                         ----
Management's Report on Internal Control Over Financial Reporting .....     38
Reports of Independent Registered Public Accounting Firm .............     39
Consolidated Balance Sheets at October 31, 2006 and 2005 .............     42
Consolidated Statements of Operations for the years ended
  October 31, 2006, 2005 and 2004 ....................................     43
Consolidated Statements of Shareholders' Equity and Comprehensive
  Income for the years ended October 31, 2006, 2005 and 2004 .........     44
Consolidated Statements of Cash Flows for the years ended
  October 31, 2006, 2005 and 2004 ....................................     45
Notes to Consolidated Financial Statements ...........................     46

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

(a)(3)   EXHIBITS

EXHIBIT      DESCRIPTION
-------      -------------------------------------------------------------------
 2.1     --  Amended and Restated Agreement of Merger and Plan of
             Reorganization, dated as of March 22, 1993, by and among HEICO
             Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant's
             Registration Statement on Form S-4 (Registration No. 33-57624)
             Amendment No. 1 filed on March 19, 1993.*

 3.1     --  Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993.*

 3.2     --  Articles of Amendment of the Articles of Incorporation of the
             Registrant, dated April 27, 1993, are incorporated by reference to
             Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated April 29, 1993.*

EXHIBIT      DESCRIPTION
-------      -------------------------------------------------------------------
 3.3     --  Articles of Amendment of the Articles of Incorporation of the
             Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

 3.4     --  Articles of Amendment of the Articles of Incorporation of the
             Registrant, dated March 19, 1998, are incorporated by reference to
             Exhibit 3.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-48439) filed on March 23, 1998.*

 3.5     --  Articles of Amendment of the Articles of Incorporation of the
             Registrant, dated as of November 2, 2003, are incorporated by reference to Exhibit 3.5 to the Form 10-K for the year ended October 31, 2003.*

 3.6     --  Bylaws of the Registrant are incorporated by reference to Exhibit
             3.4 to the Form 10-K for the year ended October 31, 1996.*

 4.0     --  The description and terms of the Preferred Stock Purchase Rights
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

EXHIBIT      DESCRIPTION
-------      -------------------------------------------------------------------
 10.7#   --  HEICO Savings and Investment Plan, as amended and restated
             effective as of January 1, 2002 is incorporated by reference to
             Exhibit 10.6 to the Form 10-K for the year ended October 31, 2002.*

 10.8#   --  First Amendment, effective as of January 1, 2002, to the HEICO
             Savings and Investment Plan, is incorporated by reference to
             Exhibit 10.7 to the Form 10-K for the year ended October 31, 2003.*

 10.9#   --  Second Amendment, effective as of January 1, 2002, to the HEICO
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

 10.12#  --  Fifth Amendment, effective as of March 28, 2005, to the HEICO
             Savings and Investment Plan is incorporated by reference to Exhibit
             10.1 to the Form 10-Q for the quarterly period ended April 30, 2005.*

 10.13#  --  Sixth Amendment, effective as of January 1, 2006, to the HEICO
             Savings and Investment Plan is incorporated by reference to Exhibit
             10.13 to the Form 10-K for the year ended October 31, 2005.*

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

 10.19#  --  HEICO Corporation Leadership Compensation Plan, effective October
             1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 31, 2006.*

EXHIBIT      DESCRIPTION
-------      -------------------------------------------------------------------
 10.20   --  Shareholders Agreement, dated October 30, 1997, by and between
             HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa
             Technik AG is incorporated by reference to Exhibit 10.32 to Form
             10-K/A for the year ended October 31, 1997.*

 10.21   --  Revolving Credit Agreement, dated as of May 15, 2003, among HEICO
             Corporation and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 29, 2003.*

 10.22   --  Consent to Extension dated as of April 5, 2004 to the Revolving
             Credit Agreement dated as of May 15, 2003 among HEICO Corporation and SunTrust Bank, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2004.*

 10.23   --  First Amendment, effective as of April 13, 2005, to the Revolving
             Credit Agreement among HEICO Corporation as Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2005.*

 10.24   --  Amended and Restated Revolving Credit Agreement, dated as of August
             4, 2005, among HEICO Corporation, as Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent; Wachovia Bank, National Association as Syndication Agent; and HSBC Bank USA, as Documentation Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 8, 2005.*

 10.25   --  First Amendment, effective as of July 14, 2006, to the Amended and
             Restated Revolving Credit Agreement among HEICO Corporation, as a Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent; Wachovia Bank, National Association as Syndication Agent; and HSBC Bank USA, as Documentation Agent, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 31, 2006.*

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

                       HEICO CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                      FOR THE YEAR ENDED OCTOBER 31,
                                                               --------------------------------------------
                                                                   2006            2005            2004
                                                               ------------    ------------    ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Allowance as of beginning of year                         $  2,148,000    $    582,000    $    635,000
     Additions (deductions) charged (credited) to costs and
      expenses                                                      653,000       1,867,000         316,000
     Additions from acquisitions                                    287,000          10,000           4,000
     Deductions (a)                                                (195,000)       (311,000)       (373,000)
                                                               ------------    ------------    ------------
     Allowance as of end of year                               $  2,893,000(b) $  2,148,000(b) $    582,000
                                                               ============    ============    ============

(a) Principally write-offs of uncollectible accounts receivables, net of recoveries.
(b) Increase in allowance for doubtful accounts as of end of year principally relates to additions charged to costs and expenses for certain customers as a result of bankruptcy filings.

INVENTORY VALUATION RESERVES:
     Reserves as of beginning of year                          $ 16,488,000    $ 14,487,000    $ 12,142,000
     Additions charged to costs and expenses                      3,521,000       2,218,000       4,553,000
     Additions from acquisitions                                  4,779,000         402,000         152,000
     Deductions (a)                                                (234,000)       (619,000)     (2,360,000)
                                                               ------------    ------------    ------------
     Reserves as of end of year                                $ 24,554,000    $ 16,488,000    $ 14,487,000
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


                                                HEICO CORPORATION


Date:  January 12, 2007                         By: /s/  THOMAS S. IRWIN
                                                    ----------------------------
                                                    Thomas S. Irwin
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ LAURANS A. MENDELSON     Chairman, President,
--------------------------   Director (Principal
Laurans A. Mendelson         Executive Officer)

/s/ SAMUEL L. HIGGINBOTTOM   Director
--------------------------
Samuel L. Higginbottom

/s/ WOLFGANG MAYRHUBER       Director
--------------------------
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON        Director
--------------------------
Eric A. Mendelson

/s/ VICTOR H. MENDELSON      Director
--------------------------
Victor H. Mendelson

/s/ ALBERT MORRISON, JR      Director
--------------------------
Albert Morrison, Jr.

/s/ JOSEPH W. PALLOT         Director
--------------------------
Joseph W. Pallot

                             Director
--------------------------
Alan Schriesheim

/s/ FRANK J. SCHWITTER       Director
--------------------------
Frank J. Schwitter

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
--------     -------------------------------------------------------------------
  21     --  Subsidiaries of HEICO Corporation.

  23     --  Consent of Independent Registered Public Accounting Firm.

  31.1   --  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

  31.2   --  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

  32.1   --  Section 1350 Certification of Chief Executive Officer.

  32.2   --  Section 1350 Certification of Chief Financial Officer.