Form 10-Q
period 2007-01-31
HEICO CORP
filed 2007-03-02
CIK 46619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007 OR

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

                                 Yes [ ] No [X]

     The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2007:

         Common Stock, $.01 par value                   10,417,778 shares
         Class A Common Stock, $.01 par value           15,143,107 shares

================================================================================

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                          PAGE
                                                                                                         ------
PART I.  FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                  as of January 31, 2007 and October 31, 2006............................................     2

               Condensed Consolidated Statements of Operations (unaudited)
                  for the three months ended January 31, 2007 and 2006...................................     3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the three months ended January 31, 2007 and 2006...................................     4

               Notes to Condensed Consolidated Financial Statements (unaudited)..........................     5

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................    14

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................    23

     Item 4.   Controls and Procedures...................................................................    24

PART II.  OTHER INFORMATION:

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...............................    25

     Item 6.   Exhibits..................................................................................    25

SIGNATURE................................................................................................    26

                      PART I. ITEM 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                        JANUARY 31,      OCTOBER 31,
                                                                           2007             2006
                                                                      --------------   --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                          $    5,843,000   $    4,999,000
   Accounts receivable, net                                               66,360,000       65,012,000
   Inventories, net                                                       99,228,000       97,283,000
   Prepaid expenses and other current assets                               5,605,000        3,418,000
   Deferred income taxes                                                  11,729,000        9,309,000
                                                                      --------------   --------------
     Total current assets                                                188,765,000      180,021,000

Property, plant and equipment, net                                        50,105,000       49,489,000
Goodwill                                                                 276,423,000      275,116,000
Intangible assets, net                                                    21,125,000       22,011,000
Other assets                                                              10,542,000        8,178,000
                                                                      --------------   --------------
     Total assets                                                     $  546,960,000   $  534,815,000
                                                                      ==============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                               $        6,000   $       39,000
   Trade accounts payable                                                 21,448,000       22,386,000
   Accrued expenses and other current liabilities                         30,737,000       41,503,000
   Income taxes payable                                                           --        1,575,000
                                                                      --------------   --------------
     Total current liabilities                                            52,191,000       65,503,000

Long-term debt, net of current maturities                                 60,016,000       55,022,000
Deferred income taxes                                                     28,970,000       28,052,000
Other non-current liabilities                                              8,099,000        5,679,000
                                                                      --------------   --------------
     Total liabilities                                                   149,276,000      154,256,000
                                                                      --------------   --------------
Minority interests in consolidated subsidiaries                           65,674,000       63,301,000
                                                                      --------------   --------------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
     Participating Preferred Stock and 300,000 shares designated
     as Series C Junior Participating Preferred Stock; none issued                --               --
   Common Stock, $.01 par value per share; 30,000,000 shares
     authorized; 10,414,778 and 10,311,564 shares issued and
     outstanding, respectively                                               104,000          103,000
   Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,134,223 and 15,062,398 shares issued
     and outstanding, respectively                                           151,000          151,000
   Capital in excess of par value                                        214,065,000      206,260,000
   Accumulated other comprehensive income                                    109,000           62,000
   Retained earnings                                                     117,581,000      110,682,000
                                                                      --------------   --------------
     Total shareholders' equity                                          332,010,000      317,258,000
                                                                      --------------   --------------
     Total liabilities and shareholders' equity                       $  546,960,000   $  534,815,000
                                                                      ==============   ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                       THREE MONTHS ENDED JANUARY 31,
                                                                      -------------------------------
                                                                           2007            2006
                                                                      --------------   --------------
Net sales                                                             $  113,684,000   $   88,101,000
                                                                      --------------   --------------
Operating costs and expenses:
   Cost of sales                                                          76,196,000       56,049,000
   Selling, general and administrative expenses                           20,348,000       16,766,000
                                                                      --------------   --------------
Total operating costs and expenses                                        96,544,000       72,815,000
                                                                      --------------   --------------
Operating income                                                          17,140,000       15,286,000
Interest expense                                                            (849,000)        (808,000)
Interest and other income (expense)                                          184,000          (53,000)
                                                                      --------------   --------------
Income before income taxes and minority interests                         16,475,000       14,425,000
Income tax expense                                                         4,988,000        4,916,000
                                                                      --------------   --------------
Income before minority interests                                          11,487,000        9,509,000
Minority interests' share of income                                        3,566,000        2,760,000
                                                                      --------------   --------------
Net income                                                            $    7,921,000   $    6,749,000
                                                                      ==============   ==============
Net income per share:
   Basic                                                              $          .31   $          .27
   Diluted                                                            $          .30   $          .26

Weighted average number of common shares outstanding:
   Basic                                                                  25,482,633       24,673,957
   Diluted                                                                26,811,861       26,231,848

Cash dividends per share                                              $         0.04   $         0.04

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                       THREE MONTHS ENDED JANUARY 31,
                                                                      -------------------------------
                                                                           2007            2006
                                                                      --------------   --------------
Operating Activities:
    Net income                                                        $    7,921,000   $    6,749,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                      2,945,000        2,149,000
        Deferred income tax provision                                     (1,502,000)       1,061,000
        Minority interests' share of income                                3,566,000        2,760,000
        Tax benefit from stock option exercises                            6,885,000        2,365,000
        Excess tax benefit from stock option exercises                    (5,271,000)      (1,130,000)
        Stock option compensation expense                                    258,000          428,000
        Changes in assets and liabilities, net of acquisitions:
          (Increase) decrease in accounts receivable                      (1,329,000)       1,444,000
          Increase in inventories                                         (2,131,000)      (4,157,000)
          Increase in prepaid expenses and other current assets           (2,185,000)        (440,000)
          (Decrease) increase in trade accounts payable                     (944,000)         287,000
          Decrease in accrued expenses and other current
           liabilities                                                    (3,529,000)      (6,038,000)
          (Decrease) increase in income taxes payable                     (1,579,000)         579,000
        Other                                                                 (4,000)         291,000
                                                                      --------------   --------------
    Net cash provided by operating activities                              3,101,000        6,348,000
                                                                      --------------   --------------

Investing Activities:
    Acquisitions and related costs, net of cash acquired                  (8,385,000)     (30,062,000)
    Capital expenditures                                                  (2,666,000)      (1,207,000)
    Other                                                                     72,000          360,000
                                                                      --------------   --------------
    Net cash used in investing activities                                (10,979,000)     (30,909,000)
                                                                      --------------   --------------
Financing Activities:
    Borrowings on revolving credit facility                                7,000,000       28,000,000
    Payments on revolving credit facility                                 (2,000,000)      (1,000,000)
    Borrowings on short-term line of credit                                       --        1,000,000
    Cash dividends paid                                                   (1,022,000)        (991,000)
    Proceeds from stock option exercises                                     664,000          576,000
    Excess tax benefit from stock option exercises                         5,271,000        1,130,000
    Distributions to minority interest owners                             (1,164,000)        (250,000)
    Other                                                                    (39,000)         (13,000)
                                                                      --------------   --------------
    Net cash provided by financing activities                              8,710,000       28,452,000
                                                                      --------------   --------------

Effect of exchange rate changes on cash                                       12,000            5,000
                                                                      --------------   --------------

Net increase in cash and cash equivalents                                    844,000        3,896,000
Cash and cash equivalents at beginning of year                             4,999,000        5,330,000
                                                                      --------------   --------------
Cash and cash equivalents at end of period                            $    5,843,000   $    9,226,000
                                                                      ==============   ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2006. The October 31, 2006 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in Accounting Principles Board ("APB") Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company's results of operations, financial position, or cash flows.

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

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

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material effect on its results of operations, financial position, or cash flows.

2.   ACQUISITIONS

     During the first quarter of fiscal 2007, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired an additional 10% of the equity interests for one of its subsidiaries, which increased the Company's ownership interest to 90%. The purchase price was paid using cash provided by operating activities and was not significant to the Company's condensed consolidated financial statements.

     During the first quarter of fiscal 2007, the Company, through its HEICO Electronic Technologies Corp. subsidiary, paid $7.3 million of additional purchase consideration related to two subsidiaries acquired in previous years, of which $7.2 million was accrued as of October 31, 2006 based on each subsidiary's estimated earnings relative to target. (See Note 11, Commitments and Contingencies, for additional information on contingent purchase consideration associated with certain of the Company's acquisitions.)

     During fiscal 2006, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired Arger Enterprises, Inc. and its related companies (collectively "Arger") in May 2006 and Prime Air, LLC in September 2006. The operating results of each acquired company were included in the Company's results of operations from their effective acquisition date. Had the acquisitions taken place as of the beginning of fiscal 2006, net sales on a pro forma basis for the first quarter of fiscal 2006 would have been $98.9 million. The pro forma net income and net income per share (basic and diluted) assuming these acquisitions had been consummated as of the beginning of fiscal 2006 would not have been materially different than the reported amounts.

     In conjunction with the acquisition of Arger, the Company recognized a $1.8 million restructuring liability as of the acquisition date to combine the operations of Arger with other subsidiaries of HEICO Aerospace Holdings Corp. The restructuring costs consisted principally of employee termination and relocation costs, moving costs and associated expenses and contract termination costs of which $1.1 million were paid and $.6 million were deemed not necessary and reversed during fiscal 2006. The remaining $.1 million of costs were paid in the first quarter of fiscal 2007.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

     ACCOUNTS RECEIVABLE

                                                                     JANUARY 31,      OCTOBER 31,
                                                                         2007             2006
                                                                    --------------   --------------
          Accounts receivable                                       $   69,302,000   $   67,905,000
          Less:  Allowance for doubtful accounts                        (2,942,000)      (2,893,000)
                                                                    --------------   --------------
              Accounts receivable, net                              $   66,360,000   $   65,012,000
                                                                    ==============   ==============

     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                     JANUARY 31,      OCTOBER 31,
                                                                         2007             2006
                                                                    --------------   --------------
          Costs incurred on uncompleted contracts                   $   18,254,000   $   16,428,000
          Estimated earnings                                            12,857,000       12,221,000
                                                                    --------------   --------------
                                                                        31,111,000       28,649,000
          Less:  Billings to date                                      (25,630,000)     (21,614,000)
                                                                    --------------   --------------
                                                                    $    5,481,000   $    7,035,000
                                                                    ==============   ==============
          Included in accompanying Condensed Consolidated
              Balance Sheets under the following captions:
                Accounts receivable, net (costs and estimated
                 earnings in excess of billings)                    $    7,373,000   $    7,204,000
                Accrued expenses and other current liabilities
                 (billings in excess of costs and estimated earnings)
                 earnings)                                              (1,892,000)        (169,000)
                                                                    --------------   --------------
                                                                    $    5,481,000   $    7,035,000
                                                                    ==============   ==============

     Changes in estimates did not have a material effect on net income or diluted net income per share in the three months ended January 31, 2007 and 2006.

     INVENTORIES

                                                                     JANUARY 31,      OCTOBER 31,
                                                                         2007            2006
                                                                    --------------   --------------
          Finished products                                         $   53,239,000   $   52,245,000
          Work in process                                               14,136,000       13,805,000
          Materials, parts, assemblies and supplies                     31,853,000       31,233,000
                                                                    --------------   --------------
               Inventories, net                                     $   99,228,000   $   97,283,000
                                                                    ==============   ==============

     Inventories related to long-term contracts were not significant as of January 31, 2007 and October 31, 2006.

     PROPERTY, PLANT AND EQUIPMENT

                                                                     JANUARY 31,      OCTOBER 31,
                                                                         2007             2006
                                                                    --------------   --------------
          Land                                                      $    3,155,000   $    3,155,000
          Buildings and improvements                                    28,112,000       27,724,000
          Machinery, equipment and tooling                              60,272,000       59,052,000
          Construction in progress                                       4,767,000        3,796,000
                                                                    --------------   --------------
                                                                        96,306,000       93,727,000
          Less: Accumulated depreciation and amortization              (46,201,000)     (44,238,000)
                                                                    --------------   --------------
               Property, plant and equipment, net                   $   50,105,000   $   49,489,000
                                                                    ==============   ==============

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2007 are as follows:

                                                                      SEGMENT
                                                          -------------------------------    CONSOLIDATED
                                                               FSG              ETG             TOTALS
                                                          --------------   --------------   --------------
Balances as of October 31, 2006                           $  157,204,000   $  117,912,000   $  275,116,000
Goodwill acquired                                                993,000               --          993,000
Adjustments to goodwill                                           54,000          260,000          314,000
                                                          --------------   --------------   --------------
Balances as of January 31, 2007                           $  158,251,000   $  118,172,000   $  276,423,000
                                                          ==============   ==============   ==============

     The goodwill acquired is a result of the acquisition described in Note 2, Acquisitions. Adjustments to goodwill consist primarily of contingent purchase price payments to previous owners of acquired businesses and adjustments related to the preliminary allocation of the purchase price of prior year acquisitions to the assets acquired and liabilities assumed.

     Identifiable intangible assets consist of:

                                       AS OF JANUARY 31, 2007                         AS OF OCTOBER 31, 2006
                            --------------------------------------------   --------------------------------------------
                               GROSS                            NET           GROSS                            NET
                              CARRYING      ACCUMULATED       CARRYING       CARRYING      ACCUMULATED       CARRYING
                               AMOUNT       AMORTIZATION       AMOUNT         AMOUNT       AMORTIZATION       AMOUNT
                            ------------    ------------    ------------   ------------    ------------    ------------
Amortizing Assets:
Customer relationships      $ 13,595,000    $ (2,801,000)   $ 10,794,000   $ 13,595,000    $ (2,138,000)   $ 11,457,000
Intellectual property          1,992,000        (623,000)      1,369,000      1,992,000        (498,000)      1,494,000
Licenses                       1,000,000        (345,000)        655,000      1,000,000        (326,000)        674,000
Non-compete agreements           800,000        (506,000)        294,000        800,000        (434,000)        366,000
Patents                          563,000        (112,000)        451,000        560,000        (102,000)        458,000
                            ------------    ------------    ------------   ------------    ------------    ------------
                              17,950,000      (4,387,000)     13,563,000     17,947,000      (3,498,000)     14,449,000
Non-Amortizing Assets:
Trade names                    7,562,000              --       7,562,000      7,562,000              --       7,562,000
                            ------------    ------------    ------------   ------------    ------------    ------------
                            $ 25,512,000    ($ 4,387,000)   $ 21,125,000   $ 25,509,000    ($ 3,498,000)   $ 22,011,000
                            ============    ============    ============   ============    ============    ============

5.   SHORT-TERM AND LONG-TERM DEBT

     As of January 31, 2007, no borrowings were outstanding under the $7.0 million short-term line of credit that one of the Company's subsidiaries has with a bank.

     Long-term debt consists of:

                                                                     JANUARY 31,      OCTOBER 31,
                                                                         2007             2006
                                                                    --------------   --------------
          Borrowings under revolving credit facility                $   58,000,000   $   53,000,000
          Industrial Development Revenue Refunding
           Bonds - Series 1988                                           1,980,000        1,980,000
          Capital leases and equipment loans                                42,000           81,000
                                                                    --------------   --------------
                                                                        60,022,000       55,061,000
          Less: Current maturities of long-term debt                        (6,000)         (39,000)
                                                                    --------------   --------------
                                                                    $   60,016,000   $   55,022,000
                                                                    ==============   ==============

     As of January 31, 2007 and October 31, 2006, the weighted average interest rate on borrowings under the Company's revolving credit facility was 6.1%. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2007, the Company believes it is in compliance with all such covenants.

     The interest rates on the Series 1988 industrial development revenue bonds were 3.5% and 3.6% as of January 31, 2007 and October 31, 2006, respectively.

6.   INCOME TAXES

     In December 2006, Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities" was retroactively extended for two years to cover the period from January 1, 2006 to December 31, 2007. As a result, in the first quarter of 2007, the Company recognized an income tax credit for qualified research and development activities for the full fiscal 2006 year. The tax credit, net of expenses, increased net income by approximately $.3 million, or $.01 per diluted share, for the three months ended January 31, 2007.

7.   SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

     Changes in consolidated shareholders' equity and comprehensive income for the three months ended January 31, 2007 are as follows:

                                                                                        ACCUMULATED
                                                            CLASS A      CAPITAL IN        OTHER
                                             COMMON         COMMON        EXCESS OF    COMPREHENSIVE    RETAINED     COMPREHENSIVE
                                              STOCK          STOCK        PAR VALUE       INCOME        EARNINGS        INCOME
                                          -------------  -------------  -------------  -------------  -------------  -------------
Balances as of October 31, 2006           $     103,000  $     151,000  $ 206,260,000  $      62,000  $ 110,682,000
Net income                                           --             --             --             --      7,921,000  $   7,921,000
Foreign currency translation adjustments             --             --             --         47,000             --         47,000
                                                                                                                     -------------
Comprehensive income                                 --             --             --             --             --  $   7,968,000
                                                                                                                     =============
Cash dividends ($.04 per share)                      --             --             --             --     (1,022,000)
Tax benefit from stock option exercises              --             --      6,885,000             --             --
Proceeds from stock option exercises              1,000             --        663,000             --             --
Stock option compensation expense                    --             --        258,000             --             --
Other                                                --             --         (1,000)            --             --
                                          -------------  -------------  -------------  -------------  -------------
Balances as of January 31, 2007           $     104,000  $     151,000  $ 214,065,000  $     109,000  $ 117,581,000
                                          =============  =============  =============  =============  =============

8.   RESEARCH AND DEVELOPMENT EXPENSES

     Cost of sales for the three months ended January 31, 2007 and 2006 includes approximately $4.0 million and $3.8 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

9.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31:

                                                      THREE MONTHS ENDED JANUARY 31,
                                                     -------------------------------
                                                          2007             2006
                                                     --------------   --------------
Numerator:
  Net income                                         $    7,921,000   $    6,749,000
                                                     ==============   ==============
Denominator:
  Weighted average common shares outstanding-basic       25,482,633       24,673,957
  Effect of dilutive stock options                        1,329,228        1,557,891
                                                     --------------   --------------
  Weighted average common shares outstanding-diluted     26,811,861       26,231,848
                                                     ==============   ==============

Net income per share- basic                          $         0.31   $         0.27
Net income per share- diluted                        $         0.30   $         0.26

Anti-dilutive stock options excluded                             --           48,161

10.  OPERATING SEGMENTS

     Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2007 and 2006, respectively, is as follows:

                                                                                         OTHER,
                                                            SEGMENT (1)                PRIMARILY
                                                  -------------------------------    CORPORATE AND    CONSOLIDATED
                                                       FSG              ETG          INTERSEGMENT        TOTALS
                                                  --------------   --------------   --------------   --------------
For the three months ended January 31, 2007:
   Net sales                                      $   88,075,000   $   25,609,000   $           --   $  113,684,000
   Depreciation and amortization                       2,015,000          847,000           83,000        2,945,000
   Operating income                                   14,425,000        5,764,000       (3,049,000)      17,140,000
   Capital expenditures                                2,339,000          315,000           12,000        2,666,000

For the three months ended January 31, 2006:
   Net sales                                      $   63,678,000   $   24,482,000   $      (59,000)  $   88,101,000
   Depreciation and amortization                       1,435,000          628,000           86,000        2,149,000
   Operating income                                   11,615,000        6,403,000       (2,732,000)      15,286,000
   Capital expenditures                                  823,000          378,000            6,000        1,207,000

(1) During the third quarter of fiscal 2006, one of the Company's subsidiaries formerly included in the ETG was reclassified to the FSG. Prior period amounts have been retroactively restated to reflect the revised segment classification.

11.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     During the first quarter of fiscal 2007, the Company, through a subsidiary of the FSG, entered in an operating lease commitment for a new facility which is under construction and expected to be occupied in the fourth quarter of fiscal 2007. The minimum lease payments for fiscal 2007, which commence upon the completion of the facility, are estimated to be $96,000. Minimum lease payments for the next five fiscal years are estimated to be $462,000 in fiscal 2008, $479,000 in fiscal 2009, $495,000 in fiscal 2010, $513,000 in fiscal 2011,
$531,000 in fiscal 2012 and $3,481,000 thereafter.

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

     Changes in the Company's product warranty liability for the three months ended January 31, 2007 and 2006, respectively, are as follows:

                                              THREE MONTHS ENDED JANUARY 31,
                                            -----------------------------------
                                                  2007                2006
                                            ----------------   ----------------
Balances as of beginning of fiscal year     $        534,000   $        395,000
Acquired warranty liabilities                             --             15,000
Accruals for warranties                              158,000            112,000
Warranty claims settled                             (200,000)          (125,000)
                                            ----------------   ----------------
Balances as of January 31                   $        492,000   $        397,000
                                            ================   ================

     As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2001, the Company acquired an additional 10% of the equity interests of the subsidiary during the first quarter of fiscal 2007. The Company has the right to purchase the remaining 10% of the equity interests in fiscal 2011, or sooner under certain conditions, and the minority holder has the right to cause the Company to purchase the same equity interest in the same period.

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

     As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional consideration of up to $9.2 million in fiscal 2007, $17.8 million in fiscal 2008 and $19.2 million in fiscal 2009. The additional purchase consideration will be accrued when the earnings objectives are met.

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

     The Company's critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain, are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended October 31, 2006.

     The Company has two operating segments: the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. ("HEICO Electronic") and its subsidiaries.

RESULTS OF OPERATIONS

The following table sets forth the results of the Company's operations, net sales and operating income by segment, and the percentage of net sales represented by the respective items in the Company's Condensed Consolidated Statements of Operations.

                                                       THREE MONTHS ENDED JANUARY 31,
                                                     ----------------------------------
                                                          2007               2006
                                                     ---------------    ---------------
Net sales                                            $   113,684,000    $    88,101,000
                                                     ---------------    ---------------
Cost of sales                                             76,196,000         56,049,000
Selling, general and administrative expenses              20,348,000         16,766,000
                                                     ---------------    ---------------
Total operating costs and expenses                        96,544,000         72,815,000
                                                     ---------------    ---------------
Operating income                                     $    17,140,000    $    15,286,000
                                                     ===============    ===============
Net sales by segment: (1)
  Flight Support Group                               $    88,075,000    $    63,678,000
  Electronic Technologies Group                           25,609,000         24,482,000
  Intersegment sales                                              --            (59,000)
                                                     ---------------    ---------------
                                                     $   113,684,000    $    88,101,000
                                                     ===============    ===============
Operating income by segment: (1)
  Flight Support Group                               $    14,425,000    $    11,615,000
  Electronic Technologies Group                            5,764,000          6,403,000
  Other, primarily corporate                              (3,049,000)        (2,732,000)
                                                     ---------------    ---------------
                                                     $    17,140,000    $    15,286,000
                                                     ===============    ===============
Net sales                                                      100.0%             100.0%
Gross profit                                                    33.0%              36.4%
Selling, general and administrative expenses                    17.9%              19.0%
Operating income                                                15.1%              17.4%
Interest expense                                                 0.7%               0.9%
Interest and other income (expense)                              0.2%              (0.1)%
Income tax expense                                               4.4%               5.6%
Minority interests' share of income                              3.1%               3.1%
Net income                                                       7.0%               7.7%

(1) During the third quarter of fiscal 2006, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period amounts have been retroactively restated to reflect the revised segment classification.

COMPARISON OF FIRST QUARTER OF FISCAL 2007 TO FIRST QUARTER OF FISCAL 2006

Net Sales

     Net sales for the first quarter of fiscal 2007 increased by 29.0% to $113.7 million, as compared to net sales of $88.1 million for the first quarter of fiscal 2006. The increase in net sales reflects an increase of $24.4 million (a 38.3% increase) to $88.1 million in net sales within the FSG, and an increase of $1.1 million (a 4.6% increase) to $25.6 million in net sales within the ETG. The FSG's net sales increase reflects the prior year acquisitions of Arger Enterprises, Inc. and its related companies (collectively "Arger") in May 2006 and Prime Air, LLC ("Prime Air") in September 2006 as well as organic growth of approximately 18%. The organic growth reflects higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and repair and overhaul services. The ETG's net sales increase (consisting entirely of organic growth) reflects increased demand for certain products.

Gross Profit and Operating Expenses

     The Company's gross profit margin decreased to 33.0% for the first quarter of fiscal 2007 as compared to 36.4% for the first quarter of fiscal 2006, reflecting lower margins within the FSG and ETG due principally to product mix. Consolidated cost of sales for the first quarter of fiscal 2007 and 2006 includes approximately $4.0 million and $3.8 million, respectively, of new product research and development expenses.

     SG&A expenses were $20.3 million and $16.8 million for the first quarter of fiscal 2007 and fiscal 2006, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the Arger and Prime Air acquisitions and the increase in net sales discussed above.

     As a percentage of net sales, SG&A expenses decreased to 17.9% for the first quarter of fiscal 2007 compared to 19.0% for the first quarter of fiscal 2006. The decrease as a percentage of net sales is due to efficiencies in controlling costs while increasing revenues.

Operating Income

     Operating income for the first quarter of fiscal 2007 increased by 12.1% to $17.1 million, compared to operating income of $15.3 million for the first quarter of fiscal 2006. The increase in operating income reflects an increase of $2.8 million (a 24.2% increase) to $14.4 million in operating income of the FSG in the first quarter of fiscal 2007 from $11.6 million for the first quarter of fiscal 2006 partially offset by a $0.3 million increase in Corporate expenses and a $.6 million decrease (a 10.0% decrease) in operating income of the ETG from $6.4 million for the first quarter of fiscal 2006 to $5.8 million for the first quarter of fiscal 2007.

     As a percentage of net sales, consolidated operating income decreased to 15.1% for the first quarter of fiscal 2007 compared to 17.4% for the first quarter of fiscal 2006. The consolidated operating income as a percentage of net sales reflects a decrease in the FSG's operating income as a percentage of net sales from 18.2% in the first quarter of fiscal 2006 to 16.4% in the first quarter of fiscal 2007 and a decrease in the ETG's operating income as a percentage of net sales from 26.2% in the first quarter of fiscal 2006 to 22.5% in the first quarter of fiscal 2007. The decrease in operating income as a percentage of net sales for the FSG principally reflects the decreased gross profit margins discussed previously partially offset by operating efficiencies within SG&A expenses. The decrease in operating income as a percentage of net sales for the ETG principally reflects the aforementioned decreased gross profit margins. See "Outlook" below for additional information on the operating margins of the FSG and ETG.

Interest Expense

     Interest expense increased to $849,000 in the first quarter of fiscal 2007 from $808,000 in the first quarter of fiscal 2006. The increase was principally due to higher interest rates offset by a lower weighted average balance outstanding under the revolving credit facility in the first quarter of fiscal 2007.

Interest and Other Income

     Interest and other income in the first quarter of fiscal 2007 and 2006 were not material.

Income Tax Expense

     The Company's effective tax rate for the first quarter of fiscal 2007 decreased to 30.3% from 34.1% for the first quarter of fiscal 2006. The decrease is principally due to an income tax credit for qualified research and development activities recognized for the full fiscal 2006 year and the first quarter of fiscal 2007, as well as a higher amount of the minority interests' share of income excluded from the Company's fiscal 2007 consolidated income subject to federal income taxes. The fiscal 2006 tax credit was recorded pursuant to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code and increased net income, net of expenses, by approximately $.3 million for the first quarter of fiscal 2007.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace including the 49% minority interest held in Seal Dynamics LLC ("Seal LLC") and the 20% minority interest held in Prime Air; and the minority interests held in certain subsidiaries of HEICO Electronic. The increase in the minority interests' share of income for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is attributable to the higher earnings of Seal LLC and the FSG and the September 2006 acquisition of Prime Air.

Net Income

     The Company's net income was $7.9 million, or $0.30 per diluted share, for the first quarter of fiscal 2007 compared to $6.7 million, or $.26 per diluted share, for the first quarter of fiscal 2006 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

OUTLOOK

     The Company reported increased sales and operating income in its two business segments reflecting both growth through acquisitions and strong organic growth, but experienced a slight decline in operating margins. The first quarter of fiscal 2007 operating margin of the FSG of 16.4%, while down from the prior year first quarter, approximated the FSG's full fiscal 2006 operating margin of 16.9%. The ETG's operating margin, which varies somewhat from quarter-to-quarter based on the timing of product shipments and product mix, was also down in the first quarter of fiscal 2007. The backlog of the ETG, however, was up as of the end of the first quarter of fiscal 2007 reflecting an increase of $10.3 million, or 22.8%, to $55.9 million from $45.6 million as of October 31, 2006. Further, sales orders of the ETG for the first quarter of fiscal 2007 were up 21.2% over the first quarter of fiscal 2006.

     Based on current economic conditions, the state of the aviation, defense and electronics industries, order patterns and backlog, the Company continues to target growth in fiscal 2007 sales and net income over fiscal 2006 and operating margins to improve over the balance of the year such that full fiscal 2007 operating margins are expected to approximate those of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash primarily from its operating activities and financing activities, including borrowings under long-term credit agreements.

     Principal uses of cash by the Company include acquisitions additional consideration, payments of principal and interest on debt, capital expenditures, cash dividends and increases in working capital.

     The Company believes that its net cash provided by operating activities and available borrowings under its revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

     Net cash provided by operating activities was $3.1 million for the first three months of fiscal 2007, consisting primarily of net income of $7.9 million, a tax benefit on stock option exercises of $6.9 million, minority interests' share of income of consolidated subsidiaries of $3.6 million, depreciation and amortization of $2.9 million, and stock option compensation expense of $.3 million, partially offset by an increase in net operating assets of $11.7 million, the presentation of $5.3 million of excess tax benefit from stock option exercises as a financing activity and a deferred income tax provision of $1.5 million.

     Net cash provided by operating activities decreased from $6.3 million for the first quarter of fiscal 2006 to $3.1 million for the first quarter of fiscal 2007 principally due to a higher excess tax benefit from stock option exercises presented as a financing activity, partially offset by an increase in net income.

     The Company generally recognizes a tax benefit from stock option exercises in the first quarter of its fiscal year ending January 31, or shortly after the tax year ends (December 31) for any option holder recognizing compensation income from stock option exercises. The Company experienced an increase in stock option exercises during calendar 2006 over the previous year due to continued appreciation in the value of its common stock, which led to a $6.9 million tax benefit from stock option exercises in the first quarter of fiscal 2007 compared to a $2.4 million benefit in the first quarter of fiscal 2006. The excess tax benefit from stock option exercise presented as a financing activity increased to $5.3 million in the first quarter of fiscal 2007 compared to $1.1 million in the first quarter of fiscal 2006.

Investing Activities

     Net cash used in investing activities during the first three months of fiscal 2007 related primarily to acquisitions and related costs of $8.4 million and capital expenditures totaling $2.7 million. Acquisitions and related costs principally reflect the payment of additional purchase consideration related to two subsidiaries acquired in previous years, which was accrued as of October 31, 2006 based on each subsidiary's estimated earnings relative to target and the acquisition of an additional 10% of the equity interests of a subsidiary of the Company's HEICO Aerospace Holdings Corp. subsidiary.

Financing Activities

     Net cash provided by financing activities during the first three months of fiscal 2007 primarily related to borrowings of $7.0 million on the Company's revolving credit facility principally used to fund the aforementioned additional purchase consideration, the presentation of $5.3 million of excess tax benefit from stock option exercises as a financing activity and proceeds from stock option exercises of $.7 million, partially offset by repayments of $2.0 million on the Company's revolving credit facility, distributions to minority interest owners of $1.2 million and the payment of $1.0 million in cash dividends on the Company's common stock.

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

     As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2001, the Company acquired an additional 10% of the equity interests of the subsidiary during the first quarter of fiscal 2007. The Company has the right to purchase the remaining 10% of the equity interests in fiscal 2011, or sooner under certain conditions, and the minority holder has the right to cause the Company to purchase the same equity interest in the same period.

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

     As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional consideration of up to $9.2 million in fiscal 2007, $17.8 million in fiscal 2008 and $19.2 million in fiscal 2009. The additional purchase consideration will be accrued when the earnings objectives are met.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in Accounting Principles Board ("APB") Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company's results of operations, financial position, or cash flows.

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

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

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet

(iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material effect on its results of operations, financial position, or cash flows.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of January 31, 2007, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $359,000 on an annual basis.

     The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in British pound sterling. A hypothetical 10% weakening in the exchange rate of the British pound sterling to the United States dollar as of January 31, 2007 would not have a material effect on the Company's results of operations, financial position, or cash flows.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first three months of fiscal 2007.

ITEM 6. EXHIBITS

        EXHIBIT  DESCRIPTION
        -------  ---------------------------------------------------------
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


                                                HEICO CORPORATION


Date: March 2, 2007                             By: /s/  THOMAS S. IRWIN
                                                    ---------------------------
                                                    Thomas S. Irwin
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
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