Form 10-Q
period 2007-04-30
HEICO CORP
filed 2007-06-01
CIK 46619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended April 30, 2007 or

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

  Large accelerated filer [X] Accelerated filer [ ]  Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of each of the registrant's classes of common stock as of May 30, 2007:

         Common Stock, $.01 par value                  10,530,641 shares
         Class A Common Stock, $.01 par value          15,247,361 shares

================================================================================

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                  as of April 30, 2007 and October 31, 2006.....................................2

               Condensed Consolidated Statements of Operations (unaudited)
                  for the six months and three months ended April 30, 2007 and 2006.............3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended April 30, 2007 and 2006..............................4

               Notes to Condensed Consolidated Financial Statements (unaudited).................5

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................16

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................28

     Item 4.   Controls and Procedures.........................................................29

PART II.  OTHER INFORMATION:

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....................30

     Item 4.   Submission of Matters to a Vote of Security Holders.............................30

     Item 6.   Exhibits........................................................................31

SIGNATURE......................................................................................32

                      PART I. ITEM 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                                    APRIL 30, 2007    OCTOBER 31, 2006
                                                                                   ----------------   ----------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                       $      5,889,000   $      4,999,000
   Accounts receivable, net                                                              68,019,000         65,012,000
   Inventories, net                                                                     106,906,000         97,283,000
   Prepaid expenses and other current assets                                              4,570,000          3,418,000
   Deferred income taxes                                                                  9,784,000          9,309,000
                                                                                   ----------------   ----------------
     Total current assets                                                               195,168,000        180,021,000
Property, plant and equipment, net                                                       51,105,000         49,489,000
Goodwill                                                                                280,330,000        275,116,000
Intangible assets, net                                                                   21,602,000         22,011,000
Other assets                                                                             11,091,000          8,178,000
                                                                                   ----------------   ----------------
     Total assets                                                                  $    559,296,000   $    534,815,000
                                                                                   ================   ================
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $      1,986,000   $         39,000
   Trade accounts payable                                                                26,960,000         22,386,000
   Accrued expenses and other current liabilities                                        29,753,000         41,503,000
   Income taxes payable                                                                   1,719,000          1,575,000
                                                                                   ----------------   ----------------
     Total current liabilities                                                           60,418,000         65,503,000
Long-term debt, net of current maturities                                                49,036,000         55,022,000
Deferred income taxes                                                                    30,792,000         28,052,000
Other non-current liabilities                                                             8,936,000          5,679,000
                                                                                   ----------------   ----------------
     Total liabilities                                                                  149,182,000        154,256,000
                                                                                   ----------------   ----------------
Minority interests in consolidated subsidiaries                                          68,074,000         63,301,000
                                                                                   ----------------   ----------------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Preferred Stock, $.01 par value per share; 10,000,000 shares authorized;
     300,000 shares designated as Series B Junior Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred
     Stock; none issued                                                                          --                 --
   Common Stock, $.01 par value per share; 30,000,000 shares authorized;
     10,446,655 and 10,311,564 shares issued and outstanding, respectively                  104,000            103,000
   Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,173,992 and 15,062,398 shares issued and
     outstanding, respectively                                                              152,000            151,000
    Capital in excess of par value                                                      214,652,000        206,260,000
    Accumulated other comprehensive income                                                  143,000            62,0000
   Retained earnings                                                                    126,989,000        110,682,000
                                                                                   ----------------   ----------------
     Total shareholders' equity                                                         342,040,000        317,258,000
                                                                                   ----------------   ----------------
     Total liabilities and shareholders' equity                                    $    559,296,000   $    534,815,000
                                                                                   ================   ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                              SIX MONTHS ENDED APRIL 30,           THREE MONTHS ENDED APRIL 30,
                                                          ----------------------------------    ----------------------------------
                                                                2007               2006               2007               2006
                                                          ---------------    ---------------    ---------------    ---------------
Net sales                                                 $   234,899,000    $   180,193,000    $   121,215,000    $    92,092,000
                                                          ---------------    ---------------    ---------------    ---------------
Operating costs and expenses:
    Cost of sales                                             153,744,000        114,605,000         77,548,000         58,556,000
    Selling, general and administrative expenses               42,932,000         33,682,000         22,584,000         16,916,000
                                                          ---------------    ---------------    ---------------    ---------------
Total operating costs and expenses                            196,676,000        148,287,000        100,132,000         75,472,000
                                                          ---------------    ---------------    ---------------    ---------------
Operating income                                               38,223,000         31,906,000         21,083,000         16,620,000
Interest expense                                               (1,709,000)        (1,669,000)          (860,000)          (861,000)
Interest and other income                                         308,000            254,000            124,000            307,000
                                                          ---------------    ---------------    ---------------    ---------------
Income before income taxes and minority interests              36,822,000         30,491,000         20,347,000         16,066,000
Income tax expense                                             11,896,000         10,731,000          6,908,000          5,815,000
                                                          ---------------    ---------------    ---------------    ---------------
Income before minority interests                               24,926,000         19,760,000         13,439,000         10,251,000
Minority interests' share of income                             7,598,000          5,469,000          4,032,000          2,709,000
                                                          ---------------    ---------------    ---------------    ---------------
Net income                                                $    17,328,000    $    14,291,000    $     9,407,000    $     7,542,000
                                                          ===============    ===============    ===============    ===============
Net income per share:
    Basic                                                 $           .68    $           .58    $           .37    $           .30
    Diluted                                               $           .65    $           .54    $           .35    $           .28
Weighted average number of common shares outstanding:
    Basic                                                      25,528,419         24,850,558         25,574,205         25,027,158
    Diluted                                                    26,827,057         26,426,503         26,842,253         26,621,155
Cash dividends per share                                  $          0.04    $          0.04    $             -    $             -


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                     SIX MONTHS ENDED APRIL 30,
                                                                    ----------------------------
                                                                        2007            2006
                                                                    ------------    ------------
Operating Activities:
    Net income                                                      $ 17,328,000    $ 14,291,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                  5,948,000       4,323,000
        Deferred income tax provision                                  1,848,000       1,744,000
        Minority interests' share of income                            7,598,000       5,469,000
        Tax benefit from stock option exercises                        6,899,000       2,377,000
        Excess tax benefit from stock option exercises                (5,282,000)     (1,135,000)
        Stock option compensation expense                                422,000         887,000
        Changes in assets and liabilities, net of acquisitions:
          Increase in accounts receivable                             (2,737,000)     (4,519,000)
          Increase in inventories                                     (9,028,000)     (8,937,000)
          Increase in prepaid expenses and other current assets       (1,118,000)       (105,000)
          Increase in trade accounts payable                           4,505,000       1,817,000
          Decrease in accrued expenses and other current
            liabilities                                               (4,913,000)     (6,233,000)
          Increase (decrease) in income taxes payable                    137,000      (2,568,000)
        Other                                                            335,000           7,000
                                                                    ------------    ------------
    Net cash provided by operating activities                         21,942,000       7,418,000
                                                                    ------------    ------------
Investing Activities:
    Acquisitions and related costs, net of cash acquired             (13,867,000)    (32,956,000)
    Capital expenditures                                              (5,721,000)     (4,622,000)
    Other                                                                 20,000         467,000
                                                                    ------------    ------------
    Net cash used in investing activities                            (19,568,000)    (37,111,000)
                                                                    ------------    ------------
Financing Activities:
    Borrowings on revolving credit facility                           12,000,000      34,000,000
    Payments on revolving credit facility                            (16,000,000)     (7,000,000)
    Borrowings on short-term line of credit                                   --       1,000,000
    Payments on short-term line of credit                                     --      (1,500,000)
    Cash dividends paid                                               (1,022,000)       (991,000)
    Proceeds from stock option exercises                               1,073,000       3,785,000
    Excess tax benefit from stock option exercises                     5,282,000       1,135,000
    Distributions to minority interest owners                         (2,797,000)       (695,000)
    Other                                                                (39,000)         10,000
                                                                    ------------    ------------
    Net cash (used in) provided by financing activities               (1,503,000)     29,744,000
                                                                    ------------    ------------
Effect of exchange rate changes on cash                                   19,000          20,000
                                                                    ------------    ------------
Net increase in cash and cash equivalents                                890,000          71,000
Cash and cash equivalents at beginning of year                         4,999,000       5,330,000
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $  5,889,000    $  5,401,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries ("HEICO" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2006. The October 31, 2006 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertain income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, or in fiscal 2008 for HEICO. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in accordance with generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, and cash flows.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company plans to adopt SAB No. 108 as of October 31, 2007 and does not expect it to have a material effect on its results of operations, financial position, or cash flows.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company has not yet determined if it will elect to apply any of the provisions of SFAS No. 159 and is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its results of operations, financial position, and cash flows.

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

     During the first quarter of fiscal 2007, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired an additional 10% of the equity interest in one of its subsidiaries, which increased the Company's ownership interest to 90%. The purchase price was paid using cash provided by operating activities and was not significant to the Company's condensed consolidated financial statements.

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

     In April 2007, the Company, through its HEICO Electronics Technologies Corp. subsidiary, acquired all the stock of FerriShield, Inc. ("FerriShield"). FerriShield is engaged in the design and manufacture of Radio Frequency Interference and Electromagnetic Frequency Interference ("RFI-EMI") Suppressors for a variety of markets. HEICO intends to consolidate FerriShield into the operations of one of its existing subsidiaries. The acquisition of FerriShield was accounted for using the purchase method of accounting. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility and was not significant to the Company's consolidated financial statements. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

     The operating results of Arger, Prime Air, LLC and FerriShield were included in the Company's results of operations from their effective acquisition date. Had the acquisitions taken place as of the beginning of fiscal 2006, net sales on a pro forma basis for the six and three months ended April 30, 2006 would have been $206.1 million and $106.6 million, respectively, and net sales on a pro forma basis for the six and three months ended April 30, 2007 would not have been materially different from the reported amounts. The pro forma net income and net income per share (basic and diluted) assuming these acquisitions had taken place as of the beginning of fiscal 2006 would not have been materially different than the reported amounts.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                                APRIL 30, 2007     OCTOBER 31, 2006
                                                               ----------------    ----------------
Accounts receivable                                            $     69,850,000    $     67,905,000
Less:  Allowance for doubtful accounts                               (1,831,000)         (2,893,000)
                                                               ----------------    ----------------
  Accounts receivable, net                                     $     68,019,000    $     65,012,000
                                                               ================    ================

     The $1.1 million decrease in the Company's allowance for doubtful accounts is principally as a result of the sale and associated write-off in the second quarter of fiscal 2007 of accounts receivable for a customer in the aviation industry that were fully reserved in fiscal 2005 when the customer filed for bankruptcy. The proceeds from the sale were recorded as a reduction to selling, general and administrative expenses in the Company's condensed consolidated financial statements and increased net income by approximately $.2 million, or $.01 per diluted share, for the six and three months ended April 30, 2007.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                APRIL 30, 2007     OCTOBER 31, 2006
                                                               ----------------    ----------------
Costs incurred on uncompleted contracts                        $     19,889,000    $     16,428,000
Estimated earnings                                                   13,253,000          12,221,000
                                                               ----------------    ----------------
                                                                     33,142,000          28,649,000
Less:  Billings to date                                             (27,376,000)        (21,614,000)
                                                               ----------------    ----------------
                                                               $      5,766,000    $      7,035,000
                                                               ================    ================
Included in accompanying Condensed Consolidated
   Balance Sheets under the following captions:
    Accounts receivable, net (costs and estimated
      earnings in excess of billings)                          $      7,036,000    $      7,204,000
    Accrued expenses and other current liabilities
      (billings in excess of costs and estimated
       earnings)                                                     (1,270,000)           (169,000)
                                                               ----------------    ----------------
                                                               $      5,766,000    $      7,035,000
                                                               ================    ================

     Changes in estimates did not have a material effect on net income or diluted net income per share in the six months and three months ended April 30, 2007 and 2006.

INVENTORIES

                                                                APRIL 30, 2007     OCTOBER 31, 2006
                                                               ----------------    ----------------
Finished products                                              $     57,355,000    $     52,245,000
Work in process                                                      14,854,000          13,805,000
Materials, parts, assemblies and supplies                            34,697,000          31,233,000
                                                               ----------------    ----------------
     Inventories, net                                          $    106,906,000    $     97,283,000
                                                               ================    ================

     Inventories related to long-term contracts were not significant as of April 30, 2007 and October 31, 2006.

PROPERTY, PLANT AND EQUIPMENT

                                                                APRIL 30, 2007     OCTOBER 31, 2006
                                                               ----------------    ----------------
Land                                                           $      3,155,000    $      3,155,000
Buildings and improvements                                           28,375,000          27,724,000
Machinery, equipment and tooling                                     61,781,000          59,052,000
Construction in progress                                              5,820,000           3,796,000
                                                               ----------------    ----------------
                                                                     99,131,000          93,727,000
Less:  Accumulated depreciation and amortization                    (48,026,000)        (44,238,000)
                                                               ----------------    ----------------
  Property, plant and equipment, net                           $     51,105,000    $     49,489,000
                                                               ================    ================

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2007 are as follows:

                                                                             SEGMENT
                                                               ------------------------------------     CONSOLIDATED
                                                                     FSG                 ETG               TOTALS
                                                               ----------------    ----------------   ----------------
Balances as of October 31, 2006                                $    157,204,000    $    117,912,000   $    275,116,000
Goodwill acquired                                                       993,000           3,833,000          4,826,000
Adjustments to goodwill                                                 127,000             261,000            388,000
                                                               ----------------    ----------------   ----------------
Balances as of April 30, 2007                                  $    158,324,000    $    122,006,000   $    280,330,000
                                                               ================    ================   ================

     The goodwill acquired is a result of the acquisitions described in Note 2, Acquisitions. Adjustments to goodwill consist primarily of adjustments related to the preliminary allocation of the purchase price of prior year acquisitions to the assets acquired and liabilities assumed and contingent purchase price payments to previous owners of acquired businesses.

     Identifiable intangible assets consist of:

                                        AS OF APRIL 30, 2007                                AS OF OCTOBER 31, 2006
                         --------------------------------------------------   --------------------------------------------------
                              GROSS                                NET             GROSS                              NET
                            CARRYING         ACCUMULATED        CARRYING         CARRYING         ACCUMULATED       CARRYING
                             AMOUNT         AMORTIZATION         AMOUNT           AMOUNT         AMORTIZATION        AMOUNT
                         --------------    --------------    --------------   --------------    --------------    --------------
Amortizing Assets:
Customer relationships   $   14,685,000    $   (3,476,000)   $   11,209,000   $   13,595,000    $   (2,138,000)   $   11,457,000
Intellectual property         1,992,000          (747,000)        1,245,000        1,992,000          (498,000)        1,494,000
Licenses                      1,000,000          (363,000)          637,000        1,000,000          (326,000)          674,000
Non-compete agreements          854,000          (563,000)          291,000          800,000          (434,000)          366,000
Patents                         564,000          (124,000)          440,000          560,000          (102,000)          458,000
                         --------------    --------------    --------------   --------------    --------------    --------------
                             19,095,000        (5,273,000)       13,822,000       17,947,000        (3,498,000)       14,449,000
Non-Amortizing Assets:
Trade names                   7,780,000                --         7,780,000        7,562,000                --         7,562,000
                         --------------    --------------    --------------   --------------    --------------    --------------
                         $   26,875,000    $   (5,273,000)   $   21,602,000   $   25,509,000    $   (3,498,000)   $   22,011,000
                         ==============    ==============    ==============   ==============    ==============    ==============

     The increase in the gross carrying amount of customer relationships, non-compete agreements and trade names as of April 30, 2007 compared to October 31, 2006 principally relates to such intangible assets recognized in connection with the acquisition of FerriShield (see Note 2, Acquisitions). The weighted average amortization period of the customer relationships and non-compete agreements acquired during the six months ended April 30, 2007 is seven years.

     Amortization expense of other intangible assets for the six months and three months ended April 30, 2007 was $1,775,000 and $886,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2007 is estimated to be $3,568,000. Amortization expense for each of the next five fiscal years is estimated to be $3,373,000 in fiscal 2008, $2,766,000 in fiscal 2009, $2,268,000 in fiscal 2010, $1,594,000 in fiscal 2011 and $1,381,000 in fiscal 2012.

5.   SHORT-TERM AND LONG-TERM DEBT

     As of April 30, 2007, no borrowings were outstanding under the $7.0 million short-term line of credit that one of the Company's subsidiaries has with a bank.

     Long-term debt consists of:

                                                                APRIL 30, 2007     OCTOBER 31, 2006
                                                               ----------------    ----------------
Borrowings under revolving credit facility                     $     49,000,000    $     53,000,000
Industrial Development Revenue Refunding
    Bonds - Series 1988                                               1,980,000           1,980,000
Capital leases and equipment loans                                       42,000              81,000
                                                               ----------------    ----------------
                                                                     51,022,000          55,061,000
Less: Current maturities of long-term debt                           (1,986,000)            (39,000)
                                                               ----------------    ----------------
                                                               $     49,036,000    $     55,022,000
                                                               ================    ================

     As of April 30, 2007 and October 31, 2006, the weighted average interest rate on borrowings under the Company's revolving credit facility was 6.1%. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2007, the Company believes it is in compliance with all such covenants.

     The interest rates on the Series 1988 industrial development revenue bonds were 4.0% and 3.6% as of April 30, 2007 and October 31, 2006, respectively. The bonds are payable in April 2008.

6.   INCOME TAXES

     In December 2006, Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities" was retroactively extended for two years to cover the period from January 1, 2006 to December 31, 2007. As a result, the Company recognized an income tax credit for qualified research and development activities in fiscal 2007 for the full fiscal 2006 year. The tax credit, net of expenses, increased net income by approximately $.5 million, or $.02 per diluted share, and $.2 million, or $.01 per diluted share, for the six and three months ended April 30, 2007, respectively.

7.   SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

     Changes in consolidated shareholders' equity and comprehensive income for the six months ended April 30, 2007 are as follows:

                                                                                      ACCUMULATED
                                                         CLASS A      CAPITAL IN         OTHER
                                             COMMON      COMMON       EXCESS OF      COMPREHENSIVE     RETAINED       COMPREHENSIVE
                                              STOCK       STOCK       PAR VALUE         INCOME         EARNINGS          INCOME
                                           ----------   ----------   -------------   -------------   -------------    -------------
Balances as of October 31, 2006            $  103,000   $  151,000   $ 206,260,000   $      62,000   $ 110,682,000
Net income                                         --           --              --              --      17,328,000    $  17,328,000
Foreign currency translation adjustments           --           --              --          81,000              --           81,000
                                                                                                                      -------------
Comprehensive income                               --           --              --              --              --    $  17,409,000
                                                                                                                      =============
Cash dividends ($.04 per share)                    --           --              --              --      (1,022,000)
Tax benefit from stock option exercises            --           --       6,899,000              --              --
Proceeds from stock option exercises            1,000        1,000       1,071,000              --              --
Stock option compensation expense                  --           --         422,000              --              --
Other                                              --           --              --              --           1,000
                                           ----------   ----------   -------------   -------------   -------------
Balances as of April 30, 2007              $  104,000   $  152,000   $ 214,652,000   $     143,000   $ 126,989,000
                                           ==========   ==========   =============   =============   =============

8.   RESEARCH AND DEVELOPMENT EXPENSES

     Cost of sales for the six months ended April 30, 2007 and 2006 includes approximately $8.0 million and $8.2 million, respectively, of new product research and development expenses. Cost of sales for the three months ended April 30, 2007 and 2006 includes approximately $4.0 million and $4.4 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

9.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the six months and three months ended April 30:

                                                              SIX MONTHS ENDED APRIL 30,           THREE MONTHS ENDED APRIL 30,
                                                          ----------------------------------    ----------------------------------
                                                               2007               2006               2007               2006
                                                          ---------------    ---------------    ---------------    ---------------
Numerator:
    Net income                                            $    17,328,000    $    14,291,000    $     9,407,000    $     7,542,000
                                                          ===============    ===============    ===============    ===============
Denominator:
    Weighted average common shares outstanding-basic           25,528,419         24,850,558         25,574,205         25,027,158
    Effect of dilutive stock options                            1,298,638          1,575,945          1,268,048          1,593,997
                                                          ---------------    ---------------    ---------------    ---------------
Weight average common shares outstanding-diluted               26,827,057         26,426,503         26,842,253         26,621,155
                                                          ===============    ===============    ===============    ===============
Net income per share-basic                                $          0.68    $          0.58    $          0.37    $          0.30
Net income per share-diluted                              $          0.65    $          0.54    $          0.35    $          0.28

Anti-dilutive stock options excluded                                   --             24,581                 --              1,000

10.  OPERATING SEGMENTS

     Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the six months and three months ended April 30, 2007 and 2006, respectively, is as follows:

                                                                                                     OTHER,
                                                                     SEGMENT (1)                   PRIMARILY
                                                          ----------------------------------     CORPORATE AND      CONSOLIDATED
                                                                FSG               ETG             INTERSEGMENT         TOTALS
                                                          ---------------    ---------------    ---------------    ---------------
For the six months ended April 30, 2007
    Net sales                                             $   180,471,000    $    54,434,000    $        (6,000)   $   234,899,000
    Depreciation and amortization                               4,080,000          1,700,000            168,000          5,948,000
    Operating income                                           32,292,000         13,140,000         (7,209,000)        38,223,000
    Capital expenditures                                        4,871,000            813,000             37,000          5,721,000

For the six months ended April 30, 2006
    Net sales                                             $   127,517,000    $    52,745,000    $       (69,000)   $   180,193,000
    Depreciation and amortization                               2,897,000          1,269,000            157,000          4,323,000
    Operating income                                           22,361,000         15,348,000         (5,803,000)        31,906,000
    Capital expenditures                                        3,719,000            861,000             42,000          4,622,000

For the three months ended April 30, 2007
    Net sales                                             $    92,396,000    $    28,825,000    $        (6,000)   $   121,215,000
    Depreciation and amortization                               2,065,000            853,000             85,000          3,003,000
    Operating income                                           17,867,000          7,376,000         (4,160,000)        21,083,000
    Capital expenditures                                        2,532,000            498,000             25,000          3,055,000

For the three months ended April 30, 2006
    Net sales                                             $    63,839,000    $    28,263,000    $       (10,000)   $    92,092,000
    Depreciation and amortization                               1,462,000            641,000             71,000          2,174,000
    Operating income                                           10,746,000          8,945,000         (3,071,000)        16,620,000
    Capital expenditures                                        2,896,000            483,000             36,000          3,415,000

(1) During the third quarter of fiscal 2006, one of the Company's subsidiaries formerly included in the ETG was reclassified to the FSG. Prior period amounts have been retroactively restated to reflect the revised segment classification.

11.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     During the first quarter of fiscal 2007, the Company, through a subsidiary of the FSG, entered into an operating lease commitment for a new facility which is under construction and expected to be occupied in the fourth quarter of fiscal 2007. The minimum lease payments for fiscal 2007, which commence upon the completion of the facility, are estimated to be $96,000. Minimum lease payments for the next five fiscal years are estimated to be $462,000 in fiscal 2008, $479,000 in fiscal 2009, $495,000 in fiscal 2010, $513,000 in fiscal 2011,
$531,000 in fiscal 2012, and $3,481,000 thereafter.

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

     Changes in the Company's product warranty liability for the six months ended April 30, 2007 and 2006, respectively, are as follows:

                                                   SIX MONTHS ENDED APRIL 30,
                                                  ----------------------------
                                                      2007           2006
                                                  ------------    ------------
Balances as of beginning of fiscal year           $    534,000    $    395,000
Acquired warranty liabilities                               --          15,000
Accruals for warranties                                600,000         167,000
Warranty claims settled                               (381,000)       (212,000)
                                                  ------------    ------------
Balances as of April 30                           $    753,000    $    365,000
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

     As part of an agreement for exclusive license rights to intellectual property, one of the subsidiaries of the ETG had guaranteed minimum royalty payments aggregating $.2 million, which were paid during the second quarter of fiscal 2007.

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

                                                               SIX MONTHS ENDED APRIL 30,           THREE MONTHS ENDED APRIL 30,
                                                          ----------------------------------    ----------------------------------
                                                                2007              2006                2007              2006
                                                          ---------------    ---------------    ---------------    ---------------
Net sales                                                 $   234,899,000    $   180,193,000    $   121,215,000    $    92,092,000
                                                          ---------------    ---------------    ---------------    ---------------
Cost of sales                                                 153,744,000        114,605,000         77,548,000         58,556,000
Selling, general and administrative expenses                   42,932,000         33,682,000         22,584,000         16,916,000
                                                          ---------------    ---------------    ---------------    ---------------
Total operating costs and expenses                            196,676,000        148,287,000        100,132,000         75,472,000
                                                          ---------------    ---------------    ---------------    ---------------
Operating income                                          $    38,223,000    $    31,906,000    $    21,083,000    $    16,620,000
                                                          ===============    ===============    ===============    ===============
Net sales by segment: (1)
   Flight Support Group                                   $   180,471,000    $   127,517,000    $    92,396,000    $    63,839,000
   Electronic Technologies Group                               54,434,000         52,745,000         28,825,000         28,263,000
   Intersegment sales                                              (6,000)           (69,000)            (6,000)           (10,000)
                                                          ---------------    ---------------    ---------------    ---------------
                                                          $   234,899,000    $   180,193,000    $   121,215,000    $    92,092,000
                                                          ===============    ===============    ===============    ===============
Operating income by segment: (1)
   Flight Support Group                                   $    32,292,000    $    22,361,000    $    17,867,000    $    10,746,000
   Electronic Technologies Group                               13,140,000         15,348,000          7,376,000          8,945,000
   Other, primarily corporate                                  (7,209,000)        (5,803,000)        (4,160,000)        (3,071,000)
                                                          ---------------    ---------------    ---------------    ---------------
                                                          $    38,223,000    $    31,906,000    $    21,083,000    $    16,620,000
                                                          ===============    ===============    ===============    ===============
Net sales                                                           100.0%             100.0%             100.0%             100.0%
Gross profit                                                         34.5%              36.4%              36.0%              36.4%
Selling, general and administrative expenses                         18.3%              18.7%              18.6%              18.4%
Operating income                                                     16.3%              17.7%              17.4%              18.0%
Interest expense                                                      0.7%               0.9%               0.7%               0.9%
Interest and other income                                             0.1%               0.1%               0.1%               0.3%
Income tax expense                                                    5.1%               6.0%               5.7%               6.3%
Minority interests' share of income                                   3.2%               3.0%               3.3%               2.9%
Net income                                                            7.4%               7.9%               7.8%               8.2%

(1) During the third quarter of fiscal 2006, one of the Company's subsidiaries formerly included in the Electronic Technologies Group was reclassified to the Flight Support Group. Prior period amounts have been retroactively restated to reflect the revised segment classification.

COMPARISON OF FIRST SIX MONTHS OF FISCAL 2007 TO FIRST SIX MONTHS OF FISCAL 2006

Net Sales

     Net sales for the first six months of fiscal 2007 increased by 30.4% to $234.9 million, as compared to net sales of $180.2 million for the first six months of fiscal 2006. The increase in net sales reflects an increase of $53.0 million (a 41.5% increase) to $180.5 million in net sales within the FSG and an increase of $1.7 million (a 3.2% increase) to $54.4 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 19% as well as the prior year acquisitions of Arger Enterprises, Inc. and its related companies (collectively "Arger") in May 2006 and Prime Air, LLC ("Prime Air") in September 2006. The organic growth reflects higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and repair and overhaul services. The ETG's net sales increase (consisting principally of organic growth) reflects increased demand for certain products.

Gross Profit and Operating Expenses

     The Company's gross profit margin decreased to 34.5% for the first six months of fiscal 2007 as compared to 36.4% for the first six months of fiscal 2006, reflecting lower margins within the ETG due principally to a less favorable product mix. Consolidated cost of sales for the first six months of fiscal 2007 and 2006 includes approximately $8.0 million and $8.2 million, respectively, of new product research and development expenses.

     Selling, general and administrative ("SG&A") expenses were $42.9 million and $33.7 million for the first six months of fiscal 2007 and fiscal 2006, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the Arger and Prime Air acquisitions and an increase in corporate expenses. The higher corporate expenses primarily reflect higher accrued performance awards based on the improvement in consolidated operating results.

     As a percentage of net sales, SG&A expenses decreased to 18.3% for the first six months of fiscal 2007 compared to 18.7% for the first six months of fiscal 2006. The decrease as a percentage of net sales is due to efficiencies in controlling costs while increasing revenues.

Operating Income

     Operating income for the first six months of fiscal 2007 increased by 19.8% to $38.2 million, compared to operating income of $31.9 million for the first six months of fiscal 2006. The increase in operating income reflects an increase of $9.9 million (a 44.4% increase) to $32.3 million in operating income of the FSG in the first six months of fiscal 2007 from $22.4 million for the first six months of fiscal 2006 partially offset by a $2.2 million decrease (a 14.4% decrease) in operating income of the ETG from $15.3 million for the first six months of fiscal 2006 to $13.1 million for the first six months of fiscal 2007 as a result of lower operating margins and a $1.4 million increase in corporate expenses as discussed above.

     As a percentage of net sales, consolidated operating income decreased to 16.3% for the first six months of fiscal 2007 compared to 17.7% for the first six months of fiscal 2006. The consolidated operating income as a percentage of net sales reflects a decrease in the ETG's operating income as a percentage of net sales from 29.1% in the first six months of fiscal 2006 to 24.1% in the first six months of fiscal 2007 partially offset by an increase in the FSG's operating income as a percentage of net sales from 17.5% in the first six months of fiscal 2006 to 17.9% in the first six months of fiscal 2007. The decrease in operating income as a percentage of net sales for the ETG principally reflects the aforementioned decreased gross profit margins as well as increased SG&A expenses. The increase in operating income as a percentage of net sales for the FSG principally reflects improved operating efficiencies within SG&A expenses. See "Outlook" below for additional information on the operating margins of the FSG and ETG.

Interest Expense

     Interest expense for the first six months of fiscal 2007 and fiscal 2006 was comparable as the lower weighted average balance outstanding under the revolving credit facility in the first six months of fiscal 2007 was offset by higher interest rates.

Interest and Other Income

     Interest and other income in the first six months of fiscal 2007 and 2006 were not material.

Income Tax Expense

     The Company's effective tax rate for the first six months of fiscal 2007 decreased to 32.3% from 35.2% for the first six months of fiscal 2006. The decrease is principally due to an income tax credit for qualified research and development activities recognized for the full fiscal 2006 year in the first six months of fiscal 2007. The fiscal 2006 tax credit was recorded pursuant to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code and increased net income, net of expenses, by approximately $.5 million for the first six months of fiscal 2007.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace including the 49% minority interest held in Seal Dynamics LLC ("Seal LLC") and the 20% minority interest held in Prime Air; and the minority interests held in certain subsidiaries of HEICO Electronic. The increase in the minority interests' share of income for the first six months of fiscal 2007 compared to the first six months of fiscal 2006 is attributable to the higher earnings of Seal LLC and the FSG and the September 2006 acquisition of Prime Air.

Net Income

     The Company's net income was $17.3 million, or $.65 per diluted share, for the first six months of fiscal 2007 compared to $14.3 million, or $.54 per diluted share, for the first six months of fiscal 2006 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

OUTLOOK

      The Company reported increased consolidated net sales and operating income in the first six months of fiscal 2007 reflecting both strong organic growth and growth through acquisitions, but experienced a slight decline in operating margins. Consolidated operating margins for the first half of fiscal 2007 reflect a lower margin for the ETG partially offset by a higher margin for the FSG. The ETG's operating margin, which varies somewhat from quarter-to-quarter based on the timing of product shipments/mix, increased 3.1% in the second quarter over the first quarter of fiscal 2007. Based on the improving trends exhibited in the second quarter, recent sales orders and the current backlog of unshipped orders, the Company continues to expect higher net sales and improved operating margins for the ETG over the balance of fiscal 2007.

     Based on current economic conditions, the state of the aviation, defense and electronics industries, order patterns and backlog, the Company continues to target growth in fiscal 2007 net sales and earnings over fiscal 2006 and operating margins to improve over the second half of the year such that full fiscal 2007 margins will approximate those of the prior year.

COMPARISON OF SECOND QUARTER OF FISCAL 2007 TO SECOND QUARTER OF FISCAL 2006

Net Sales

     Net sales for the second quarter of fiscal 2007 increased by 31.6% to $121.2 million, as compared to net sales of $92.1 million for the second quarter of fiscal 2006. The increase in net sales reflects an increase of $28.6 million (a 44.7% increase) to $92.4 million in net sales within the FSG and an increase of $.6 million (a 2.0% increase) to $28.8 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 19% as well as the prior year acquisitions of Arger and Prime Air. The organic growth reflects higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and repair and overhaul services. The ETG's net sales increase (consisting principally of organic growth) reflects increased demand for certain products.

Gross Profit and Operating Expenses

     The Company's gross profit margin decreased to 36.0% for the second quarter of fiscal 2007 as compared to 36.4% for the second quarter of fiscal 2006, reflecting lower margins within the ETG due principally to a less favorable product mix offset by higher margins within the FSG due principally to lower new product research and development expenses as a percentage of net sales and a favorable product mix. Consolidated cost of sales for the second quarter of fiscal 2007 and 2006 includes approximately $4.0 million and $4.4 million, respectively, of new product research and development expenses.

     SG&A expenses were $22.6 million and $16.9 million for the second quarter of fiscal 2007 and fiscal 2006, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the Arger and Prime Air acquisitions and an increase in corporate expenses. The higher corporate expenses primarily reflect higher accrued performance awards based on the improvement in consolidated operating results.

     As a percentage of net sales, SG&A expenses increased slightly to 18.6% for the second quarter of fiscal 2007 compared to 18.4% for the second quarter of fiscal 2006. The increase as a percentage of net sales is due to the increase in operating expenses related to the increase in net sales during the quarter.

Operating Income

     Operating income for the second quarter of fiscal 2007 increased by 26.9% to $21.1 million, compared to operating income of $16.6 million for the second quarter of fiscal 2006. The increase in operating income reflects an increase of $7.1 million (a 66.3% increase) to $17.9 million in operating income of the FSG in the second quarter of fiscal 2007 from $10.7 million for the second quarter of fiscal 2006 partially offset by a $1.6 million decrease (a 17.5% decrease) in operating income of the ETG from $8.9 million for the second quarter of fiscal 2006 to $7.4 million for the second quarter of fiscal 2007 as a result of lower operating margins and a $1.1 million increase in corporate expenses as discussed above.

     As a percentage of net sales, consolidated operating income decreased to 17.4% for the second quarter of fiscal 2007 compared to 18.0% for the second quarter of fiscal 2006. The consolidated operating income as a percentage of net sales reflects a decrease in the ETG's operating income as a percentage of net sales from 31.6% in the second quarter of fiscal 2006 to 25.6% in the second quarter of fiscal 2007 partially offset by an increase in the FSG's operating income as a percentage of net sales from 16.8% in the second quarter of fiscal 2006 to 19.3% in the second quarter of fiscal 2007. The decrease in operating income as a percentage of net sales for the ETG principally reflects the aforementioned decreased gross profit margins and increased SG&A expenses. The increase in operating income as a percentage of net sales for the FSG principally reflects increased gross margins discussed previously. See "Outlook" above for additional information on the operating margins of the FSG and ETG.

Interest Expense

     Interest expense for the second quarter of fiscal 2007 and fiscal 2006 was comparable as the lower weighted average balance outstanding under the revolving credit facility in the second quarter of fiscal 2007 was offset by higher interest rates.

Interest and Other Income

     Interest and other income in the second quarter of fiscal 2007 and 2006 were not material.

Income Tax Expense

     The Company's effective tax rate for the second quarter of fiscal 2007 decreased to 34.0% from 36.2% for the second quarter of fiscal 2006. The decrease is principally due to an income tax credit for qualified research and development activities recognized for the full fiscal 2006 year in the first six months of fiscal 2007. The fiscal 2006 tax credit was recorded pursuant to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code and increased net income, net of expenses, by approximately $.2 million for the second quarter of fiscal 2007.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace including the 49% minority interest held in Seal Dynamics LLC ("Seal LLC") and the 20% minority interest held in Prime Air; and the minority interests held in certain subsidiaries of HEICO Electronic. The increase in the minority interests' share of income for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 is attributable to the higher earnings of Seal LLC and the FSG and the September 2006 acquisition of Prime Air.

Net Income

     The Company's net income was $9.4 million, or $.35 per diluted share, for the second quarter of fiscal 2007 compared to $7.5 million, or $.28 per diluted share, for the second quarter of fiscal 2006 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

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

Operating Activities

     Net cash provided by operating activities was $21.9 million for the first six months of fiscal 2007, consisting primarily of net income of $17.3 million, minority interests' share of income of consolidated subsidiaries of $7.6 million, a tax benefit on stock option exercises of $6.9 million, depreciation and amortization of $5.9 million, a deferred income tax provision of $1.8 million, and stock option compensation expense of $.4 million, partially offset by an increase in net operating assets of $13.2 million and the presentation of $5.3 million of excess tax benefit from stock option exercises as a financing activity. The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects higher investment in inventories by the FSG required to meet increased sales demand and improve product delivery times and an increase in accounts receivable due to the sales growth.

     Net cash provided by operating activities increased to $21.9 million for the first six months of fiscal 2007 from $7.4 million for the first six months of fiscal 2006 principally due to a decrease in net operating assets and higher income before minority interests. The decrease in net operating assets for the first half of fiscal 2007 compared to the first half of fiscal 2006 primarily reflects differences in the timing of payment of certain recurring liabilities, which vary somewhat from year to year.

Investing Activities

     Net cash used in investing activities during the first six months of fiscal 2007 related primarily to acquisitions and related costs of $13.9 million and capital expenditures totaling $5.7 million. Acquisitions and related costs principally reflect the payment of additional purchase consideration related to two subsidiaries acquired in previous years, which was accrued as of October 31, 2006 based on each subsidiary's estimated earnings relative to target, the acquisition of FerriShield, Inc. and an additional 10% of the equity interests of a subsidiary of the Company's HEICO Aerospace Holdings Corp. subsidiary. Further details on acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

     Net cash used in financing activities during the first six months of fiscal 2007 primarily related to repayments of $16 million on the Company's revolving credit facility, distributions to minority interest owners of $2.8 million, and the payment of $1.0 million in cash dividends on the Company's common stock, partially offset by borrowings of $12 million on the Company's revolving credit facility principally used to fund the aforementioned additional purchase consideration and FerriShield, Inc. acquisition, the presentation of $5.3 million of excess tax benefit from stock option exercises as a financing activity and proceeds from stock option exercises of $1.1 million.

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

     As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional consideration of up to $9.2 million in fiscal 2007, $17.8 million in fiscal 2008, and $19.2 million in fiscal 2009. The additional purchase consideration will be accrued when the earnings objectives are met.

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

     As part of an agreement for exclusive license rights to intellectual property, one of the subsidiaries of the ETG had guaranteed minimum royalty payments aggregating $.2 million, which were paid during the second quarter of fiscal 2007.

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

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertain income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, or in fiscal 2008 for HEICO. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in accordance with generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, and cash flows.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company plans to adopt SAB No. 108 as of October 31, 2007 and does not expect it to have a material effect on its results of operations, financial position, or cash flows.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company has not yet determined if it will elect to apply any of the provisions of SFAS No. 159 and is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its results of operations, financial position, and cash flows.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of April 30, 2007, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $305,000 on an annual basis.

     The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in British pound sterling. A hypothetical 10% weakening in the exchange rate of the British pound sterling to the United States dollar as of April 30, 2007 would not have a material effect on the Company's results of operations, financial position, or cash flows.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first six months of fiscal 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on March 16, 2007, the Company's shareholders elected nine directors. The number of votes cast for and withheld for each nominee for director was as follows:

DIRECTOR                            FOR                   WITHHELD
----------------------          -----------              ----------
Samuel L. Higginbottom           11,335,193                132,917
Wolfgang Mayrhuber               11,273,760                194,350
Eric A. Mendelson                11,336,847                131,263
Laurans A. Mendelson             11,383,607                 84,503
Victor H. Mendelson              11,335,972                132,138
Albert Morrison, Jr.             11,396,020                 72,090
Joseph W. Pallot                 11,427,307                 40,803
Dr. Alan Schriesheim             11,396,018                 72,092
Frank Schwitter                  11,398,492                 69,618

     The Company's shareholders also approved the HEICO Corporation 2007 Incentive Compensation Plan, with 11,152,782 voting for the proposal, 296,188 voting against, and 19,135 abstaining. Furthermore, the Company's shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending October 31, 2007, with 11,418,876 voting for the proposal, 35,969 voting against, and 13,263 abstaining.

ITEM 6.    EXHIBITS

           EXHIBIT      DESCRIPTION
           -------      --------------------------------------------------------
            10.1        HEICO Corporation 2007 Incentive Compensation Plan,
                        effective as of November 1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2007. *

            31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

            31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

            32.1        Section 1350 Certification of Chief Executive
                        Officer. ***

            32.2        Section 1350 Certification of Chief Financial
                        Officer. ***

         *      Previously filed.
         **     Filed herewith.
         ***    Furnished herewith.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HEICO CORPORATION


Date: June 1, 2007                              By: /s/  THOMAS S. IRWIN
                                                    ----------------------------
                                                    Thomas S. Irwin
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
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