Form 10-Q
period 2007-07-31
HEICO CORP
filed 2007-08-31
CIK 46619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended July 31, 2007 or

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

     The number of shares outstanding of each of the registrant's classes of common stock as of August 27, 2007:

        Common Stock, $.01 par value            10,537,741 shares
        Class A Common Stock, $.01 par value    15,323,092 shares

================================================================================

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                  as of July 31, 2007 and October 31, 2006................................  2

               Condensed Consolidated Statements of Operations (unaudited)
                  for the nine months and three months ended July 31, 2007 and 2006.......  3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the nine months ended July 31, 2007 and 2006........................  4

               Notes to Condensed Consolidated Financial Statements (unaudited)...........  5

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................................... 16

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk................. 28

     Item 4.   Controls and Procedures.................................................... 29

PART II.  OTHER INFORMATION:

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds................ 30

     Item 6.   Exhibits................................................................... 30

Signature................................................................................. 31

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                           JULY 31, 2007      OCTOBER 31, 2006
                                                                          ----------------    ----------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                               $      5,708,000    $      4,999,000
  Accounts receivable, net                                                      74,861,000          65,012,000
  Inventories, net                                                             111,355,000          97,283,000
  Prepaid expenses and other current assets                                      4,897,000           3,418,000
  Deferred income taxes                                                          9,466,000           9,309,000
                                                                          ----------------    ----------------
    Total current assets                                                       206,287,000         180,021,000

Property, plant and equipment, net                                              51,750,000          49,489,000
Goodwill                                                                       282,517,000         275,116,000
Intangible assets, net                                                          18,839,000          22,011,000
Other assets                                                                    11,927,000           8,178,000
                                                                          ----------------    ----------------
    Total assets                                                          $    571,320,000    $    534,815,000
                                                                          ================    ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                    $      1,986,000    $         39,000
  Trade accounts payable                                                        26,089,000          22,386,000
  Accrued expenses and other current liabilities                                36,004,000          41,503,000
  Income taxes payable                                                           2,454,000           1,575,000
                                                                          ----------------    ----------------
    Total current liabilities                                                   66,533,000          65,503,000

Long-term debt, net of current maturities                                       39,036,000          55,022,000
Deferred income taxes                                                           31,730,000          28,052,000
Other non-current liabilities                                                    9,593,000           5,679,000
                                                                          ----------------    ----------------
    Total liabilities                                                          146,892,000         154,256,000
                                                                          ----------------    ----------------
Minority interests in consolidated subsidiaries                                 71,046,000          63,301,000
                                                                          ----------------    ----------------

Commitments and contingencies (Note 11)
Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
   Participating Preferred Stock and 300,000 shares designated
   as Series C Junior Participating Preferred Stock; none issued                        --                  --
  Common Stock, $.01 par value per share; 30,000,000 shares authorized;
   10,537,741 and 10,311,564 shares issued and outstanding,
   respectively                                                                    105,000             103,000
  Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,323,092 and 15,062,398 shares issued and
   outstanding, respectively                                                       153,000             151,000
  Capital in excess of par value                                               216,291,000         206,260,000
  Accumulated other comprehensive (loss) income                                    (36,000)             62,000
  Retained earnings                                                            136,869,000         110,682,000
                                                                          ----------------    ----------------
    Total shareholders' equity                                                 353,382,000         317,258,000
                                                                          ----------------    ----------------
    Total liabilities and shareholders' equity                            $    571,320,000    $    534,815,000
                                                                          ================    ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          NINE MONTHS ENDED JULY 31,        THREE MONTHS ENDED JULY 31,
                                                        ------------------------------    ------------------------------
                                                            2007             2006             2007             2006
                                                        -------------    -------------    -------------    -------------
Net sales                                               $ 368,054,000    $ 282,365,000    $ 133,155,000    $ 102,172,000
                                                        -------------    -------------    -------------    -------------
Operating costs and expenses:
  Cost of sales                                           239,194,000      179,192,000       85,450,000       64,587,000
  Selling, general, and administrative expenses            66,693,000       53,879,000       23,761,000       20,197,000
                                                        -------------    -------------    -------------    -------------
Total operating costs and expenses                        305,887,000      233,071,000      109,211,000       84,784,000
                                                        -------------    -------------    -------------    -------------
Operating income                                           62,167,000       49,294,000       23,944,000       17,388,000

Interest expense                                           (2,438,000)      (2,627,000)        (729,000)        (958,000)
Interest and other income (expense)                           228,000          365,000          (80,000)         111,000
                                                        -------------    -------------    -------------    -------------
Income before income taxes and minority interests          59,957,000       47,032,000       23,135,000       16,541,000

Income tax expense                                         19,726,000       16,193,000        7,830,000        5,462,000
                                                        -------------    -------------    -------------    -------------
Income before minority interests                           40,231,000       30,839,000       15,305,000       11,079,000

Minority interests' share of income                        11,989,000        8,272,000        4,391,000        2,803,000
                                                        -------------    -------------    -------------    -------------
Net income                                              $  28,242,000    $  22,567,000    $  10,914,000    $   8,276,000
                                                        =============    =============    =============    =============
Net income per share:
  Basic                                                 $        1.10    $         .90    $         .42    $         .33
  Diluted                                               $        1.05    $         .85    $         .40    $         .31

Weighted average number of common shares outstanding:
  Basic                                                    25,620,418       24,997,560       25,804,417       25,291,566
  Diluted                                                  26,871,310       26,521,065       26,959,815       26,710,192

Cash dividends per share                                $        0.08    $        0.08    $        0.04    $        0.04

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                   NINE MONTHS ENDED JULY 31,
                                                                --------------------------------
                                                                     2007              2006
                                                                --------------    --------------
Operating Activities:
  Net income                                                    $   28,242,000    $   22,567,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                  8,959,000         6,636,000
      Deferred income tax provision                                  3,188,000         2,839,000
      Minority interests' share of income                           11,989,000         8,272,000
      Tax benefit from stock option exercises                        6,880,000         7,252,000
      Excess tax benefit from stock option exercises                (5,267,000)       (1,139,000)
      Stock option compensation expense                                542,000         1,187,000
      Changes in assets and liabilities, net of acquisitions:
        Increase in accounts receivable                             (9,472,000)       (6,690,000)
        Increase in inventories                                    (13,132,000)      (11,038,000)
        Increase in prepaid expenses and other current assets         (739,000)         (148,000)
        Increase in trade accounts payable                           3,625,000         2,865,000
        Increase (decrease) in accrued expenses and other
         current liabilities                                         1,369,000          (754,000)
        Increase (decrease) in income taxes payable                    872,000        (4,705,000)
        Other                                                          208,000            16,000
                                                                --------------    --------------
  Net cash provided by operating activities                         37,264,000        27,160,000
                                                                --------------    --------------
Investing Activities:
  Acquisitions and related costs, net of cash acquired             (14,875,000)      (45,618,000)
  Capital expenditures                                              (9,465,000)       (7,055,000)
  Other                                                                135,000           539,000
                                                                --------------    --------------
  Net cash used in investing activities                            (24,205,000)      (52,134,000)
                                                                --------------    --------------
Financing Activities:
   Borrowings on revolving credit facility                          15,000,000        46,000,000
   Payments on revolving credit facility                           (29,000,000)      (20,000,000)
   Borrowings on short-term line of credit                           1,000,000         1,000,000
   Payments on short-term line of credit                            (1,000,000)       (3,000,000)
   Cash dividends paid                                              (2,056,000)       (2,004,000)
   Proceeds from stock option exercises                              2,615,000         4,471,000
   Excess tax benefit from stock option exercises                    5,267,000         1,139,000
   Distributions to minority interest owners                        (4,165,000)       (1,643,000)
   Other                                                               (39,000)            5,000
                                                                --------------    --------------
   Net cash (used in) provided by financing activities             (12,378,000)       25,968,000
                                                                --------------    --------------
Effect of exchange rate changes on cash                                 28,000            47,000

Net increase in cash and cash equivalents                              709,000         1,041,000
Cash and cash equivalents at beginning of year                       4,999,000         5,330,000
                                                                --------------    --------------
Cash and cash equivalents at end of period                      $    5,708,000    $    6,371,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries ("HEICO" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2006. The October 31, 2006 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertain income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, or in fiscal 2008 for HEICO. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

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

2.   ACQUISITIONS

     During the first quarter of fiscal 2007, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired an additional 10% of the equity interest in one of its subsidiaries, which increased the Company's ownership interest to 90%. The purchase price was paid using cash provided by operating activities.

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

     In April 2007, the Company, through its HEICO Electronics Technologies Corp. subsidiary, acquired all the stock of FerriShield, Inc. ("FerriShield"). FerriShield is engaged in the design and manufacture of Radio Frequency Interference and Electromagnetic Frequency Interference ("RFI-EMI") Suppressors for a variety of markets. HEICO is in the process of integrating FerriShield into the operations of one of its existing subsidiaries. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

     In May 2007, the Company, through its HEICO Aerospace Holdings subsidiary, acquired certain assets of a supplier. The acquired assets were integrated into one of its existing subsidiaries and will be utilized to bring certain manufacturing operations in-house. The purchase price was paid using cash provided by operating activities.

     During the third quarter of fiscal 2007, the Company, through its HEICO Electronic Technologies Corp. subsidiary, acquired an additional .75% equity interest in one of its subsidiaries effective April 2007, which increased the Company's ownership interest to 85.75%. The purchase price was accrued as of July 31, 2007 and paid in August 2007 using cash provided by operating activities.

     All of the acquisitions described above were accounted for using the purchase method of accounting. The purchase price of each acquisition was not significant to the Company's consolidated financial statements individually or in aggregate.

     The operating results of the Company's fiscal 2007 acquisitions as noted above and fiscal 2006 acquisitions of Arger Enterprises, Inc. and its related companies in May 2006 and Prime Air, LLC in September 2006 were included in the Company's results of operations from their effective acquisition date. Had the acquisitions taken place as of the beginning of fiscal 2006, net sales on a pro forma basis for the nine and three months ended July 31, 2006 would have been $318.5 million and $112.3 million, respectively, and net sales on a pro forma basis for the nine and three months ended July 31, 2007 would not have been materially different from the reported amounts. The pro forma net income and net income per share (basic and diluted) assuming these acquisitions had taken place as of the beginning of fiscal 2006 would not have been materially different than the reported amounts.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                                   JULY 31, 2007      OCTOBER 31, 2006
                                                                  ----------------    ----------------
      Accounts receivable                                         $     76,218,000    $     67,905,000
      Less:  Allowance for doubtful accounts                            (1,357,000)         (2,893,000)
                                                                  ----------------    ----------------
        Accounts receivable, net                                  $     74,861,000    $     65,012,000
                                                                  ================    ================

     The $1.5 million decrease in the Company's allowance for doubtful accounts is principally as a result of a sale and associated write-off in the second quarter as well as a write-off during the third quarter of fiscal 2007 of accounts receivable for certain customers in the aviation industry that were fully reserved in fiscal 2005 when the customers filed for bankruptcy. The proceeds from the aforementioned sale were recorded as a reduction to selling, general and administrative expenses in the Company's condensed consolidated financial statements and increased net income by approximately $.2 million, or $.01 per diluted share, for the nine months ended July 31, 2007.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                   JULY 31, 2007      OCTOBER 31, 2006
                                                                  ----------------    ----------------
      Costs incurred on uncompleted contracts                     $     20,825,000    $     16,428,000
      Estimated earnings                                                11,499,000          12,221,000
                                                                  ----------------    ----------------
                                                                        32,324,000          28,649,000
      Less:  Billings to date                                          (25,020,000)        (21,614,000)
                                                                  ----------------    ----------------
                                                                  $      7,304,000    $      7,035,000
                                                                  ================    ================
      Included in accompanying Condensed Consolidated
        Balance Sheets under the following captions:
          Accounts receivable, net (costs and estimated
           earnings in excess of billings)                        $      7,304,000    $      7,204,000
          Accrued expenses and other current liabilities
           (billings in excess of costs and estimated earnings)
           earnings)                                                            --            (169,000)
                                                                  ----------------    ----------------
                                                                  $      7,304,000    $      7,035,000
                                                                  ================    ================

     Changes in estimates did not have a material effect on net income or diluted net income per share in the nine months and three months ended July 31, 2007 and 2006.

INVENTORIES

                                                                   JULY 31, 2007      OCTOBER 31, 2006
                                                                  ----------------    ----------------
      Finished products                                           $     57,995,000    $     52,245,000
      Work in process                                                   15,156,000          13,805,000
      Materials, parts, assemblies and supplies                         38,204,000          31,233,000
                                                                  ----------------    ----------------
           Inventories, net                                       $    111,355,000    $     97,283,000
                                                                  ================    ================

     Inventories related to long-term contracts were not significant as of July 31, 2007 and October 31, 2006.

PROPERTY, PLANT AND EQUIPMENT

                                                                   JULY 31, 2007      OCTOBER 31, 2006
                                                                  ----------------    ----------------
      Land                                                        $      3,155,000    $      3,155,000
      Buildings and improvements                                        28,755,000          27,724,000
      Machinery, equipment and tooling                                  61,119,000          59,052,000
      Construction in progress                                           7,217,000           3,796,000
                                                                  ----------------    ----------------
                                                                       100,246,000          93,727,000
      Less:  Accumulated depreciation and amortization                 (48,496,000)        (44,238,000)
                                                                  ----------------    ----------------
        Property, plant and equipment, net                        $     51,750,000    $     49,489,000
                                                                  ================    ================

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2007 are as follows:

                                                  SEGMENT
                                        ----------------------------  CONSOLIDATED
                                             FSG            ETG          TOTALS
                                        -------------  -------------  -------------
      Balances as of October 31, 2006   $ 157,204,000  $ 117,912,000  $ 275,116,000
      Goodwill acquired                     1,145,000      3,996,000      5,141,000
      Adjustments to goodwill               2,000,000        260,000      2,260,000
                                        -------------  -------------  -------------
      Balances as of July 31, 2007      $ 160,349,000  $ 122,168,000  $ 282,517,000
                                        =============  =============  =============

     The goodwill acquired is a result of the acquisitions described in Note 2, Acquisitions. Adjustments to goodwill consist primarily of final purchase price adjustments related to the preliminary allocation of the purchase price during the allocation period for prior year acquisitions to the assets acquired and liabilities assumed.

     Identifiable intangible assets consist of:

                                       AS OF JULY 31, 2007                             AS OF OCTOBER 31, 2006
                         -----------------------------------------------   -----------------------------------------------
                             GROSS                              NET           GROSS                               NET
                           CARRYING        ACCUMULATED       CARRYING        CARRYING        ACCUMULATED       CARRYING
                            AMOUNT        AMORTIZATION        AMOUNT          AMOUNT        AMORTIZATION        AMOUNT
                         -------------    -------------    -------------   -------------    -------------    -------------
Amortizing Assets:
Customer relationships   $  12,350,000    $  (3,725,000)   $   8,625,000   $  13,595,000    $  (2,138,000)   $  11,457,000
Intellectual property        1,992,000         (872,000)       1,120,000       1,992,000         (498,000)       1,494,000
Licenses                     1,000,000         (381,000)         619,000       1,000,000         (326,000)         674,000
Non-compete agreements         832,000         (593,000)         239,000         800,000         (434,000)         366,000
Patents                        571,000         (134,000)         437,000         560,000         (102,000)         458,000
                         -------------    -------------    -------------   -------------    -------------    -------------
                            16,745,000       (5,705,000)      11,040,000      17,947,000       (3,498,000)      14,449,000
Non-Amortizing Assets:
Trade names                  7,799,000               --        7,799,000       7,562,000               --        7,562,000
                         -------------    -------------    -------------   -------------    -------------    -------------
                         $  24,544,000    $  (5,705,000)   $  18,839,000   $  25,509,000    $  (3,498,000)   $  22,011,000
                         =============    =============    =============   =============    =============    =============

     The decrease in the gross carrying amount of customer relationships as of July 31, 2007 compared to October 31, 2006 principally relates to an adjustment to the preliminary allocation of the purchase price of a prior year acquisition. This decrease was partially offset by the intangible assets recognized in connection with the fiscal 2007 acquisitions referenced in Note 2, Acquisitions. The weighted average amortization period of the customer relationships and non-compete agreements acquired during the nine months ended July 31, 2007 is approximately seven years.

     Amortization expense of other intangible assets for the nine months and three months ended July 31, 2007 was $2,686,000 and $911,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2007 is estimated to be $2,997,000. Amortization expense for each of the next five fiscal years is estimated to be $2,998,000 in fiscal 2008, $2,384,000 in fiscal 2009, $1,882,000 in fiscal 2010, $1,195,000 in fiscal 2011 and $1,138,000 in fiscal 2012.

5.   SHORT-TERM AND LONG-TERM DEBT

     In July 2007, one of the Company's subsidiaries entered into a $5.0 million short-term line of credit with a bank, which expires in June 2008. The line may be used for inventory purchases and other working capital needs and is secured by all the assets of the subsidiary. Advances under the line of credit bear interest at the subsidiary's choice of the "Prime Rate Advance" (prime rate less ..75%) or "LIBOR Advance" (LIBOR rate plus .75%). As of July 31, 2007, no borrowings were outstanding under the line of credit.

     Long-term debt consists of:

                                                                   JULY 31, 2007      OCTOBER 31, 2006
                                                                  ----------------    ----------------
      Borrowings under revolving credit facility                  $     39,000,000    $     53,000,000
      Industrial Development Revenue Refunding
        Bonds - Series 1988                                              1,980,000           1,980,000
      Capital leases and equipment loans                                    42,000              81,000
                                                                  ----------------    ----------------
                                                                        41,022,000          55,061,000
      Less: Current maturities of long-term debt                        (1,986,000)            (39,000)
                                                                  ----------------    ----------------
                                                                  $     39,036,000    $     55,022,000
                                                                  ================    ================

     As of July 31, 2007 and October 31, 2006, the weighted average interest rate on borrowings under the Company's revolving credit facility was 6.1%. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2007, the Company believes it is in compliance with all such covenants.

     The interest rates on the Series 1988 industrial development revenue bonds were 3.7% and 3.6% as of July 31, 2007 and October 31, 2006, respectively. The bonds are payable in April 2008.

6.   INCOME TAXES

     In December 2006, Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," was retroactively extended for two years to cover the period from January 1, 2006 to December 31, 2007. As a result, the Company recognized an income tax credit for qualified research and development activities in fiscal 2007 for the full fiscal 2006 year. The tax credit, net of expenses, increased net income by approximately $.5 million, or $.02 per diluted share for the nine months ended July 31, 2007.

7.   SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

     Changes in consolidated shareholders' equity and comprehensive income for the nine months ended July 31, 2007 are as follows:

                                                                                         ACCUMULATED
                                                            CLASS A       CAPITAL IN        OTHER
                                              COMMON         COMMON       EXCESS OF     COMPREHENSIVE    RETAINED     COMPREHENSIVE
                                              STOCK          STOCK        PAR VALUE     INCOME (LOSS)    EARNINGS        INCOME
                                           ------------   ------------   ------------   -------------  ------------   -------------
Balances as of October 31, 2006            $    103,000   $    151,000   $206,260,000   $      62,000  $110,682,000
Net income                                           --             --             --              --    28,242,000   $  28,242,000
Foreign currency translation adjustments             --             --             --         103,000            --         103,000
Unrealized losses on available-for-sale
 securities, net of tax                              --             --             --        (201,000)           --        (201,000)
                                                                                                                      -------------
Comprehensive income                                 --             --             --              --            --   $  28,144,000
                                                                                                                      =============
Cash dividends ($.08 per share)                      --             --             --              --    (2,056,000)
Tax benefit from stock option exercises              --             --      6,880,000              --            --
Proceeds from stock option exercises              2,000          3,000      2,610,000              --            --
Stock option compensation expense                    --             --        542,000              --            --
Other                                                --         (1,000)        (1,000)             --         1,000
                                           ------------   ------------   ------------   -------------  ------------
Balances as of July 31, 2007               $    105,000   $    153,000   $216,291,000   $     (36,000) $136,869,000
                                           ============   ============   ============   =============  ============

8.   RESEARCH AND DEVELOPMENT EXPENSES

     Cost of sales for the nine months ended July 31, 2007 and 2006 includes approximately $11.8 million and $12.2 million, respectively, of new product research and development expenses. Cost of sales for the three months ended July 31, 2007 and 2006 includes approximately $3.8 million and $4.0 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

9.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the nine months and three months ended July 31:

                                                         NINE MONTHS ENDED JULY 31,   THREE MONTHS ENDED JULY 31,
                                                        ---------------------------   ---------------------------
                                                            2007           2006           2007           2006
                                                        ------------   ------------   ------------   ------------
Numerator:
  Net income                                            $ 28,242,000   $ 22,567,000   $ 10,914,000   $  8,276,000
                                                        ============   ============   ============   ============

Denominator:
  Weighted average common shares outstanding-basic        25,620,418     24,997,560     25,804,417     25,291,566
  Effect of dilutive stock options                         1,250,892      1,523,505      1,155,398      1,418,626
                                                        ------------   ------------   ------------   ------------
  Weighted average common shares outstanding-diluted      26,871,310     26,521,065     26,959,815     26,710,192
                                                        ============   ============   ============   ============

Net income per share-basic                              $       1.10   $       0.90   $       0.42   $       0.33
Net income per share-diluted                            $       1.05   $       0.85   $       0.40   $       0.31

Anti-dilutive stock options excluded                              --         16,720             --          1,000

10.  OPERATING SEGMENTS

     Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine months and three months ended July 31, 2007 and 2006, respectively, is as follows:

                                                                                        OTHER,
                                                                                       PRIMARILY
                                                                                     CORPORATE AND    CONSOLIDATED
                                                          FSG             ETG        INTERSEGMENT        TOTALS
                                                     -------------   -------------   -------------    -------------
For the nine months ended July 31, 2007:
  Net sales                                          $ 280,959,000   $  87,111,000   $     (16,000)   $ 368,054,000
  Depreciation and amortization                          6,116,000       2,591,000         252,000        8,959,000
  Operating income                                      50,094,000      23,383,000     (11,310,000)      62,167,000
  Capital expenditures                                   7,687,000       1,620,000         158,000        9,465,000

For the nine months ended July 31, 2006:
  Net sales                                          $ 198,586,000   $  83,858,000   $     (79,000)   $ 282,365,000
  Depreciation and amortization                          4,467,000       1,939,000         230,000        6,636,000
  Operating income                                      33,832,000      25,036,000      (9,574,000)      49,294,000
  Capital expenditures                                   5,915,000       1,034,000         106,000        7,055,000

For the three months ended July 31, 2007:
  Net sales                                          $ 100,488,000   $  32,677,000   $     (10,000)   $ 133,155,000
  Depreciation and amortization                          2,036,000         891,000          84,000        3,011,000
  Operating income                                      17,802,000      10,243,000      (4,101,000)      23,944,000
  Capital expenditures                                   2,816,000         807,000         121,000        3,744,000

For the three months ended July 31, 2006:
  Net sales                                          $  71,069,000   $  31,113,000   $     (10,000)   $ 102,172,000
  Depreciation and amortization                          1,570,000         670,000          73,000        2,313,000
  Operating income                                      11,471,000       9,688,000      (3,771,000)      17,388,000
  Capital expenditures                                   2,196,000         173,000          64,000        2,433,000

11.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     During the first quarter of fiscal 2007, the Company, through a subsidiary of the FSG, entered into an operating lease commitment for a new facility which is under construction and expected to be occupied as of the end of fiscal 2007. The minimum lease payments for the facility, which commence upon its completion, are estimated to be $459,000 in fiscal 2008, $475,000 in fiscal 2009, $492,000 in fiscal 2010, $509,000 in fiscal 2011, $527,000 in fiscal 2012, and $3,595,000 thereafter.

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

PRODUCT WARRANTY

     Changes in the Company's product warranty liability for the nine months ended July 31, 2007 and 2006, respectively, are as follows:

                                                  NINE MONTHS ENDED JULY 31,
                                                  --------------------------
                                                     2007           2006
                                                  -----------    -----------
        Balances as of beginning of fiscal year   $   534,000    $   395,000
        Acquired warranty liabilities                      --         15,000
        Accruals for warranties                     1,345,000        396,000
        Warranty claims settled                      (739,000)      (410,000)
                                                  -----------    -----------
        Balances as of July 31                    $ 1,140,000    $   396,000
                                                  ===========    ===========

ACQUISITIONS

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

     As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. During fiscal 2007, some of the minority interest holders exercised their option to cause the Company to purchase their aggregate 3% interest over the four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership interest in the subsidiary by .75% (or one-fourth of such minority interest holders' aggregate interest) to 85.75% effective April 2007.

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

                                                 NINE MONTHS ENDED JULY 31,          THREE MONTHS ENDED JULY 31,
                                               -------------------------------     -------------------------------
                                                   2007              2006              2007              2006
                                               -------------     -------------     -------------     -------------
Net sales                                      $ 368,054,000     $ 282,365,000     $ 133,155,000     $ 102,172,000
                                               -------------     -------------     -------------     -------------
Cost of sales                                    239,194,000       179,192,000        85,450,000        64,587,000
Selling, general and administrative expenses      66,693,000        53,879,000        23,761,000        20,197,000
                                               -------------     -------------     -------------     -------------
Total operating costs and expenses               305,887,000       233,071,000       109,211,000        84,784,000
                                               -------------     -------------     -------------     -------------
Operating income                               $  62,167,000     $  49,294,000     $  23,944,000     $  17,388,000
                                               =============     =============     =============     =============

Net sales by segment:
  Flight Support Group                         $ 280,959,000     $ 198,586,000     $ 100,488,000     $  71,069,000
  Electronic Technologies Group                   87,111,000        83,858,000        32,677,000        31,113,000
  Intersegment sales                                 (16,000)          (79,000)          (10,000)          (10,000)
                                               -------------     -------------     -------------     -------------
                                               $ 368,054,000     $ 282,365,000     $ 133,155,000     $ 102,172,000
                                               =============     =============     =============     =============

Operating income by segment:
  Flight Support Group                         $  50,094,000     $  33,832,000     $  17,802,000     $  11,471,000
  Electronic Technologies Group                   23,383,000        25,036,000        10,243,000         9,688,000
  Other, primarily corporate                     (11,310,000)       (9,574,000)       (4,101,000)       (3,771,000)
                                               -------------     -------------     -------------     -------------
                                               $  62,167,000     $  49,294,000     $  23,944,000     $  17,388,000
                                               =============     =============     =============     =============

Net sales                                              100.0%            100.0%            100.0%            100.0%
Gross profit                                            35.0%             36.5%             35.8%             36.8%
Selling, general and administrative expenses            18.1%             19.1%             17.8%             19.8%
Operating income                                        16.9%             17.5%             18.0%             17.0%
Interest expense                                         0.7%              0.9%              0.5%              0.9%
Interest and other income (expense)                      0.1%              0.1%             (0.1)%             0.1%
Income tax expense                                       5.4%              5.7%              5.9%              5.3%
Minority interests' share of income                      3.3%              2.9%              3.3%              2.7%
Net income                                               7.7%              8.0%              8.2%              8.1%

COMPARISON OF FIRST NINE MONTHS OF FISCAL 2007 TO FIRST NINE MONTHS OF FISCAL
2006

Net Sales

     Net sales for the first nine months of fiscal 2007 increased by 30.3% to $368.1 million, as compared to net sales of $282.4 million for the first nine months of fiscal 2006. The increase in net sales reflects an increase of $82.4 million (a 41.5% increase) to $281.0 million in net sales within the FSG and an increase of $3.3 million (a 3.9% increase) to $87.1 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 21% as well as the prior year acquisitions of Arger Enterprises, Inc. and its related companies (collectively "Arger") in May 2006 and Prime Air, LLC ("Prime Air") in September 2006. The organic growth reflects higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and repair and overhaul services. The ETG's net sales increase (consisting principally of organic growth) reflects increased demand for certain products.

Gross Profit and Operating Expenses

     The Company's gross profit margin decreased to 35.0% for the first nine months of fiscal 2007 as compared to 36.5% for the first nine months of fiscal 2006, reflecting lower margins within the ETG due principally to a less favorable product mix. Consolidated cost of sales for the first nine months of fiscal 2007 and 2006 includes approximately $11.8 million and $12.2 million, respectively, of new product research and development expenses.

     Selling, general and administrative ("SG&A") expenses were $66.7 million and $53.9 million for the first nine months of fiscal 2007 and fiscal 2006, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the Prime Air acquisition and an increase in corporate expenses. The higher corporate expenses primarily reflect higher accrued performance awards based on the improvement in consolidated operating results.

     As a percentage of net sales, SG&A expenses decreased to 18.1% for the first nine months of fiscal 2007 compared to 19.1% for the first nine months of fiscal 2006. The decrease as a percentage of net sales is due to efficiencies in controlling costs while increasing revenues.

Operating Income

     Operating income for the first nine months of fiscal 2007 increased by 26.1% to $62.2 million, compared to operating income of $49.3 million for the first nine months of fiscal 2006. The increase in operating income reflects an increase of $16.3 million (a 48.1% increase) to $50.1 million in operating income of the FSG in the first nine months of fiscal 2007 from $33.8 million for the first nine months of fiscal 2006, partially offset by a $1.6 million decrease (a 6.6% decrease) in operating income of the ETG from $25.0 million for the first nine months of fiscal 2006 to $23.4 million for the first nine months of fiscal 2007 as a result of lower operating margins and a $1.7 million increase in corporate expenses as discussed above.

     As a percentage of net sales, consolidated operating income decreased to 16.9% for the first nine months of fiscal 2007 compared to 17.5% for the first nine months of fiscal 2006. The consolidated operating income as a percentage of net sales reflects a decrease in the ETG's operating income as a percentage of net sales from 29.9% in the first nine months of fiscal 2006 to 26.8% in the first nine months of fiscal 2007, partially offset by an increase in the FSG's operating income as a percentage of net sales from 17.0% in the first nine months of fiscal 2006 to 17.8% in the first nine months of fiscal 2007. The decrease in operating income as a percentage of net sales for the ETG principally reflects the aforementioned decrease in gross profit margins. The increase in operating income as a percentage of net sales for the FSG principally reflects the increase in net sales and improved operating efficiencies within SG&A expenses. See "Outlook" below for additional information on the operating margins of the FSG and ETG.

Interest Expense

     Interest expense decreased slightly to $2,438,000 in the first nine months of fiscal 2007 from $2,627,000 in the first nine months of fiscal 2006. The decrease was principally due to a lower weighted average balance outstanding under the revolving credit facility in the first nine months of fiscal 2007 partially offset by higher interest rates.

Interest and Other Income

     Interest and other income in the first nine months of fiscal 2007 and 2006 were not material.

Income Tax Expense

     The Company's effective tax rate for the first nine months of fiscal 2007 decreased to 32.9% from 34.4% for the first nine months of fiscal 2006. The decrease is principally due to an income tax credit for qualified research and development activities recognized for the full fiscal 2006 year in fiscal 2007. The fiscal 2006 tax credit was recorded pursuant to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code and increased net income, net of expenses, by approximately $.5 million for the first nine months of fiscal 2007.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace including the 49% minority interest held in Seal Dynamics LLC ("Seal LLC") and the 20% minority interest held in Prime Air; and the minority interests held in certain subsidiaries of HEICO Electronic. The increase in the minority interests' share of income for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 is primarily attributable to the higher earnings of the FSG and Seal LLC, as well as the September 2006 acquisition of Prime Air.

Net Income

     The Company's net income was $28.2 million, or $1.05 per diluted share, for the first nine months of fiscal 2007 compared to $22.6 million, or $.85 per diluted share, for the first nine months of fiscal 2006 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

OUTLOOK

     The Company reported increased consolidated net sales and operating income in the first nine months of fiscal 2007 reflecting both strong organic growth and growth through acquisitions, but experienced a slight decline in operating margins. Consolidated operating margins for the nine months of fiscal 2007 reflect a lower margin for the ETG partially offset by a higher margin for the FSG. The ETG's operating margin, which may vary considerably from quarter-to-quarter based on the timing of product shipments/mix, increased to 31.3% in the third quarter from 25.6% in the second quarter of fiscal 2007, which marks the second consecutive quarter of improvement.

     Based on current economic conditions, the state of the aviation, defense and electronics industries, order patterns and backlog, the Company continues to target growth in fiscal 2007 net sales and earnings over fiscal 2006 and full fiscal 2007 operating margins to approximate those of the prior year.

COMPARISON OF THIRD QUARTER OF FISCAL 2007 TO THIRD QUARTER OF FISCAL 2006

Net Sales

     Net sales for the third quarter of fiscal 2007 increased by 30.3% to $133.2 million, as compared to net sales of $102.2 million for the third quarter of fiscal 2006. The increase in net sales reflects an increase of $29.4 million (a 41.4% increase) to $100.5 million in net sales within the FSG and an increase of $1.6 million (a 5.0% increase) to $32.7 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 24% as well as the prior year acquisitions of Arger and Prime Air. The organic growth reflects higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and repairs and overhaul services. The ETG's net sales increase (consisting principally of organic growth) reflects increased demand for certain products.

Gross Profit and Operating Expenses

     The Company's gross profit margin decreased to 35.8% for the third quarter of fiscal 2007 as compared to 36.8% for the third quarter of fiscal 2006, reflecting lower margins within the ETG partially offset by higher margins within the FSG. The lower margins within the ETG principally reflect higher new product research and development expenses as a percentage of net sales. The higher margins within the FSG were due principally to lower new product research and development expenses as a percentage of net sales partially offset by a slightly unfavorable product mix. Consolidated cost of sales for the third quarter of fiscal 2007 and 2006 includes approximately $3.8 million and $4.0 million, respectively, of new product research and development expenses.

     SG&A expenses were $23.8 million and $20.2 million for the third quarter of fiscal 2007 and fiscal 2006, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the Prime Air acquisition, and a slight increase in corporate expenses.

     As a percentage of net sales, SG&A expenses decreased to 17.8% for the third quarter of fiscal 2007 compared to 19.8% for the third quarter of fiscal 2006. The decrease as a percentage of net sales is due to efficiencies in controlling costs while increasing revenues.

Operating Income

     Operating income for the third quarter of fiscal 2007 increased by 37.7% to $23.9 million, compared to operating income of $17.4 million for the third quarter of fiscal 2006. The increase in operating income reflects an increase of $6.3 million (a 55.2% increase) to $17.8 million in operating income of the FSG in the third quarter of fiscal 2007 from $11.5 million for the third quarter of fiscal 2006 and a $.5 million increase (a 5.7% increase) in operating income of the ETG from $9.7 million for the third quarter of fiscal 2006 to $10.2 million for the third quarter of fiscal 2007 partially offset by a $.3 million increase in corporate expenses.

     As a percentage of net sales, consolidated operating income increased to 18.0% for the third quarter of fiscal 2007 compared to 17.0% for the third quarter of fiscal 2006. The consolidated operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 16.1% in the third quarter of fiscal 2006 to 17.7% in the third quarter of fiscal 2007 and a slight increase in the ETG's operating income as a percentage of net sales from 31.1% in the third quarter of fiscal 2006 to 31.3% in the third quarter of fiscal 2007. The increase in operating income as a percentage of net sales for the FSG principally reflects the increase in net sales and improved operating efficiencies within SG&A expenses as well as the increased gross profit margins discussed previously. The increase in operating income as a percentage of net sales for the ETG principally reflects improved operating efficiencies within SG&A expenses partially offset by the aforementioned decreased gross profit margins. See "Outlook" above for additional information on the operating margins of the FSG and ETG.

Interest Expense

     Interest expense decreased to $729,000 in the third quarter of fiscal 2007 from $958,000 in the third quarter of fiscal 2006. The decrease was principally due to a lower weighted average balance outstanding under the revolving credit facility in the third quarter of fiscal 2007.

Interest and Other Income (Expense)

     Interest and other income (expense) in the third quarter of fiscal 2007 and 2006 were not material.

Income Tax Expense

     The Company's effective tax rate for the third quarter of fiscal 2007 increased to 33.8% from 33.0% for the third quarter of fiscal 2006. The increase is principally due to an income tax credit for qualified research and development activities claimed in the third quarter of fiscal 2006 on the Company's fiscal 2005 tax return and on amended return for a previous tax year. The aggregate tax credit, net of expenses, increased net income by approximately $.2 million for the third quarter of fiscal 2006.

Minority Interests' Share of Income

     Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace including the 49% minority interest held in Seal LLC and the 20% minority interest held in Prime Air; and the minority interests held in certain subsidiaries of HEICO Electronic. The increase in the minority interests' share of income for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 is primarily attributable to the higher earnings of the FSG and Seal LLC, as well as the September 2006 acquisition of Prime Air.

Net Income

     The Company's net income was $10.9 million, or $.40 per diluted share, for the third quarter of fiscal 2007 compared to $8.3 million, or $.31 per diluted share, for the third quarter of fiscal 2006 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

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

Operating Activities

     Net cash provided by operating activities was $37.3 million for the first nine months of fiscal 2007, consisting primarily of net income of $28.2 million, minority interests' share of income of consolidated subsidiaries of $12.0 million, depreciation and amortization of $9.0 million, a tax benefit on stock option exercises of $6.9 million, a deferred income tax provision of $3.2 million and stock option compensation expense of $.5 million, partially offset by an increase in net operating assets of $17.2 million and the presentation of $5.3 million of excess tax benefit from stock option exercises as a financing activity. The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories by the FSG required to meet increased sales demand, improve product delivery times and higher prices of certain raw materials; and an increase in accounts receivable due to the sales growth.

     Net cash provided by operating activities increased to $37.3 million for the first nine months of fiscal 2007 from $27.2 million for the first nine months of fiscal 2006 principally due to higher income before minority interests and a decrease in net operating assets. The decrease in net operating assets for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 principally reflects differences in the timing of payment of certain recurring liabilities, which vary somewhat from year to year.

Investing Activities

     Net cash used in investing activities during the first nine months of fiscal 2007 related primarily to acquisitions and related costs of $14.9 million and capital expenditures totaling $9.5 million. Acquisitions and related costs principally reflect the payment of additional purchase consideration related to two subsidiaries acquired in previous years, which was accrued as of October 31, 2006 based on each subsidiary's estimated earnings relative to target and the acquisitions of FerriShield, Inc. and an additional 10% of the equity interests of a subsidiary of the Company's HEICO Aerospace Holdings Corp. subsidiary. Further details on acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

     Net cash used in financing activities during the first nine months of fiscal 2007 primarily related to repayments of $29.0 million on the Company's revolving credit facility, distributions to minority interest owners of $4.2 million, and the payment of $2.1 million in cash dividends on the Company's common stock, partially offset by borrowings of $15.0 million on the Company's revolving credit facility principally used to fund the aforementioned additional purchase consideration and acquisition, the presentation of $5.3 million of excess tax benefit from stock option exercises as a financing activity and proceeds from stock option exercises of $2.6 million.

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

     As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. During fiscal 2007, some of the minority interest holders exercised their option to cause the Company to purchase their aggregate 3% interest over the four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership interest in the subsidiary by .75% (or one-fourth of such minority interest holders' aggregate interest) to 85.75% effective April 2007.

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words "believe," "expect," "estimate" and similar expressions are generally intended to identify forward looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, and conference calls, concerning our operations, economic performance, and financial condition are subject to known and unknown risks, uncertainties, and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those statements. Factors that could cause such differences, but are not limited to: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense or space spending by U.S. and/or foreign customers, or competition from existing and new competitors, which could reduce our sales; HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates, and economic conditions within and outside of the aviation, defense, space, and electronics industries, which could negatively impact our costs and revenues; and HEICO's ability to maintain effective internal controls, which could adversely affect our business and the market price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the outstanding debt balance as of July 31, 2007, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $244,000 on an annual basis.

     The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in British pound sterling. A hypothetical 10% weakening in the exchange rate of the British pound sterling to the United States dollar as of July 31, 2007 would not have a material effect on the Company's results of operations, financial position, or cash flows.

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

                           PART II. OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first nine months of fiscal 2007.

Item 6.    EXHIBITS

           EXHIBIT  DESCRIPTION
           -------  ------------------------------------------------------------
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


                                              HEICO CORPORATION


Date:  August 31, 2007                        By: /s/ THOMAS S. IRWIN
                                                  ---------------------------
                                                  Thomas S. Irwin
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    ---------------------------------------------------------------------
  31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

  31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

  32.1     Section 1350 Certification of Chief Executive Officer.

  32.2     Section 1350 Certification of Chief Financial Officer.