Form 10-K
period 2007-10-31
HEICO CORP
filed 2007-12-28
CIK 46619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended October 31, 2007 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________________to__________________

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

   Common Stock, $.01 par value per share         New York Stock Exchange
        Class A Common Stock, $.01                (Name of each exchange
            par value per share                     on which registered)
          (Title of each class)

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

   Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

        The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $761,806,000 based on the closing price of Common Stock and Class A Common Stock as of April 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange.

        The number of shares outstanding of each of the registrant's classes of common stock, as of December 20, 2007:

         Common Stock, $.01 par value                   10,538,691 shares
         Class A Common Stock, $.01 par value           15,614,663 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                                HEICO CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                                PAGE
                                                                                                              --------
PART I
      Item 1.     Business.................................................................................       1
      Item 1A.    Risk Factors.............................................................................      11
      Item 1B.    Unresolved Staff Comments................................................................      15
      Item 2.     Properties...............................................................................      16
      Item 3.     Legal Proceedings........................................................................      16
      Item 4.     Submission of Matters to a Vote of Security Holders......................................      16

PART II
      Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases
                      of Equity Securities.................................................................      17
      Item 6.     Selected Financial Data..................................................................      21
      Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....      22
      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................      37
      Item 8.     Financial Statements and Supplementary Data..............................................      39
      Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....      75
      Item 9A.    Controls and Procedures..................................................................      75
      Item 9B.    Other Information........................................................................      75

PART III
      Item 10.    Directors, Executive Officers and Corporate Governance...................................      76
      Item 11.    Executive Compensation...................................................................      76
      Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                      Matters..............................................................................      76
      Item 13.    Certain Relationships and Related Transactions, and Director Independence................      76
      Item 14.    Principal Accountant Fees and Services...................................................      76

PART IV
      Item 15.    Exhibits and Financial Statement Schedules...............................................      77

SIGNATURES...............................................................................................        82

                                     PART I

ITEM 1.    BUSINESS

THE COMPANY

        HEICO Corporation through its subsidiaries (collectively, "HEICO," "we," "us," "our," or the "Company") believes it is the world's largest manufacturer of Federal Aviation Administration ("FAA")-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers ("OEMs") and their subcontractors. HEICO also believes it is a leading manufacturer of various types of electronic equipment for the aviation, defense, space, medical, telecommunications, and electronics industries.

        Our business is comprised of two operating segments:

        The Flight Support Group. Our Flight Support Group, consisting of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and its subsidiaries, accounted for 76%, 71% and 71% of our net sales in fiscal 2007, 2006, and 2005, respectively. This Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the Flight Support Group repairs and distributes jet engine and aircraft components, avionics, and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products and other component parts primarily for aerospace, defense, and commercial applications.

        The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney, and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have consistently been adding new products to our line and currently hold Parts Manufacturer Approvals, which we refer to as "PMAs," for over 6,000 jet engine and aircraft component replacement parts.

        We believe that, based on our competitive pricing, reputation for high quality, short lead time requirements, strong relationships with domestic and foreign commercial air carriers and repair stations (companies that overhaul aircraft engines and/or components), strategic relationships with Lufthansa and other major airlines, and successful track record of receiving PMAs from the FAA, we are uniquely positioned to continue to increase our product lines and gain market share.

        The Electronic Technologies Group. Our Electronic Technologies Group, consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 24%, 29% and 29% of our net sales in fiscal 2007, 2006, and 2005, respectively. Through our Electronic Technologies Group, which derived approximately 41% of its sales in fiscal 2007 from the sale of products and services to U.S. and foreign military agencies, we design, manufacture, and sell various types of electronic, microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, photodetectors, amplifier modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems, and test systems to almost any computer.

        In October 1997, we entered into a strategic alliance with Lufthansa. Lufthansa is the world's largest independent provider of engineering and maintenance services for aircraft components and jet engines and supports over 200 airlines, governments, and other customers. As part of this strategic alliance, Lufthansa has invested approximately $50 million in our company to acquire and maintain a 20% minority interest in HEICO Aerospace and to partially fund the accelerated development of additional FAA-approved replacement parts for jet engines and aircraft components over the subsequent four years pursuant to a research and development cooperation agreement. This strategic alliance has enabled us to expand domestically and internationally by enhancing our ability to (i) identify key jet engine and aircraft component replacement parts with significant profit potential by utilizing Lufthansa's extensive operating data on engine and component parts; (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa's testing and diagnostic resources; and
(iii) broaden our customer base by capitalizing on Lufthansa's established relationships and alliances within the airline industry.

        In March 2001, we entered into a joint venture with American Airlines, one of the world's largest airlines, to develop, design, and sell FAA-approved jet engine and aircraft component replacement parts through HEICO Aerospace. The joint venture is partly owned by American Airlines. American Airlines and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis. We have also entered into several strategic relationships with other leading airlines, such as United Airlines (May 2002), Delta Air Lines (February 2003), Air Canada (March 2003), Japan Airlines (March
2004), and British Airways (May 2007). These relationships accelerate HEICO's efforts in developing a broad range of jet engine and aircraft component replacement parts for FAA approval. Each of the aforementioned airlines purchase these newly developed parts, and most of HEICO Aerospace's current FAA-approved parts product line, on an exclusive basis from HEICO Aerospace.

        In February 2006, we entered into a Joint Cooperation Agreement with China Aviation Import and Export Group Corporation ("CASGC") of the Peoples Republic of China to promote HEICO Aerospace FAA-approved aircraft and engine replacement products in China. CASGC is a state-owned company, which is a comprehensive service provider for aviation supplies, primarily engaged in the import and export of aviation-related products in China including aircraft engines, spares, ground support, and safety equipment. CASGC's business scope also covers leasing maintenance, component repair and overhaul, consignment stores, manufacturing, and training.

        We have continuously operated in the aerospace industry for more than 50 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures, and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $507.9 million in fiscal 2007, a compound annual growth rate of approximately 19%. During the same period, we improved our net income from continuing operations from $2.0 million to $39.0 million, representing a compound annual growth rate of approximately 19%.

FLIGHT SUPPORT GROUP

        The Flight Support Group, headquartered in Hollywood, Florida, serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers, (ii) repair and overhaul facilities, (iii) OEMs, and (iv) U.S. and foreign governments.

        Jet engine and aircraft component replacement parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories in which we participate are as follows: (i) rotable, (ii) repairable, and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is "life limited" parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

        Jet engine and aircraft component replacement parts are classified within the industry as (i) factory-new, (ii) new surplus, (iii) overhauled, (iv) repairable, and (v) as removed. A factory-new or new surplus part is one that has never been installed or used. Factory-new parts are purchased from FAA-approved manufacturers (such as HEICO or OEMs) or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities, or other redistributors. An overhauled part is one that has been completely repaired and inspected by a licensed repair facility such as ours. An aircraft spare part is classified as "repairable" if it can be repaired by a licensed repair facility under applicable regulations. A part may also be classified as "repairable" if it can be removed by the operator from an aircraft or jet engine while operating under an approved maintenance program and is airworthy and meets any manufacturer or time and cycle restrictions applicable to the part. A "factory-new," "new surplus," "overhauled," or "repairable" part designation indicates that the part can be immediately utilized on an aircraft. A part in "as removed" condition requires inspection and possibly functional testing, repair, or overhaul by a licensed facility prior to being returned to service in an aircraft.

        Factory-New Jet Engine and Aircraft Component Replacement Parts. The principal business of the Flight Support Group is the research and development, design, manufacture, and sale of FAA-approved replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies. Our principal competitors are Pratt & Whitney, a division of United Technologies Corporation, and General Electric Company, including its CFM International joint venture. The Flight Support Group's factory-new replacement parts include various jet engine and aircraft component replacement parts. A key element of our growth strategy is the continued design and development of an increasing number of Parts Manufacturer Approval ("PMA") replacement parts in order to further penetrate our existing customer base and obtain new customers. We select the jet engine and aircraft component replacement parts to design and manufacture through a selection process which analyzes industry information to determine which replacement parts are suitable candidates. As part of Lufthansa's investment in the Flight Support Group, Lufthansa has the right to select 50% of the parts for which we will seek PMAs, provided that such parts are technologically and economically feasible and substantially comparable with the profitability of our other PMA parts.

        Repair and Overhaul Services. The Flight Support Group provides repair and overhaul services on selected jet engine and aircraft component parts, as well as on avionics, instruments, composites, and flight surfaces of commercial aircraft. The Flight Support Group also provides repair and overhaul services to military aircraft operators and aircraft repair and overhaul companies. Our repair and overhaul operations require a high level of expertise, advanced technology, and sophisticated equipment. Services include the repair, refurbishment, and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes. Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, composite flight controls, electro-mechanical equipment, and auxiliary power unit accessories. The Flight Support Group also provides commercial airlines, regional operators, asset management companies, and Maintenance, Repair and Overhaul ("MRO") providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs' spares services.

        Furthermore, the Flight Support Group repairs avionics and navigation systems as well as subcomponents and other instruments utilized in military and commercial aircraft. Our customers include the United States government, foreign military agencies, and both domestic and foreign commercial airlines.

        Distribution. The Flight Support Group distributes FAA-approved parts including hydraulic, pneumatic, mechanical, and electro-mechanical components for the commercial, regional, and general aviation markets.

        Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. The Flight Support Group manufactures thermal insulation blankets primarily for aerospace, defense, and commercial applications. The Flight Support Group also manufactures specialty components for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.

        FAA Approvals and Product Design. Non-OEM manufacturers of jet engine replacement parts must receive a Parts Manufacturer Approval ("PMA") from the FAA to sell the replacement part. The PMA approval process includes the submission of sample parts, drawings, and testing data to one of the FAA's Aircraft Certification Offices where the submitted data are analyzed. We believe that an applicant's ability to successfully complete the PMA process is limited by several factors, including (i) the agency's confidence level in the applicant, (ii) the complexity of the part, (iii) the volume of PMAs being filed, and (iv) the resources available to the FAA. We also believe that companies such as HEICO that have demonstrated their manufacturing capabilities and established favorable track records with the FAA generally receive a faster turnaround time in the processing of PMA applications. Finally, we believe that the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

        As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the Flight Support Group, which were approximately $300,000 in fiscal 1991, increased to approximately $10.7 million in fiscal 2007, $10.6 million in fiscal 2006, and $8.8 million in 2005. We believe that our Flight Support Group's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

        Our expanded research and development activities have included development of more complex jet engine and aircraft component replacement parts. We now have approximately 4,000 parts approved by the FAA that are actively being marketed and have cumulative FAA approvals for over 6,000 parts. We believe the development and subsequent sale of PMA parts represents a significant long-term market opportunity. In fiscal 2007, the FAA granted us PMAs for approximately 400 new parts (excluding acquired PMAs); however, no assurance can be given that the FAA will continue to grant PMAs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

        We benefit from our proprietary rights relating to certain design, engineering, and manufacturing processes and repair and overhaul procedures. Customers often rely on us to provide initial and additional components, as well as to redesign, re-engineer, replace, or repair and provide overhaul services on such aircraft components at every stage of their useful lives. In addition, for some products, our unique manufacturing capabilities are required by the customer's specifications or designs, thereby necessitating reliance on us for production of such designed products.

        We have no patents for the proprietary techniques, including software and manufacturing expertise, we have developed to manufacture jet engine and aircraft component replacement parts and instead, we rely on trade secret protection. Although our proprietary techniques and software and manufacturing expertise are subject to misappropriation or obsolescence, we believe that we take appropriate measures to prevent misappropriation or obsolescence from occurring by developing new techniques and improving existing methods and processes, which we will continue on an ongoing basis as dictated by the technological needs of our business.

ELECTRONIC TECHNOLOGIES GROUP

        Much of our Electronic Technologies Group's strategy is centered around producing equipment that helps the U.S. military and allied foreign military agencies conduct stand-off operations from greater distances. Our activities in this regard are focused on products that are placed in airborne, vehicle-based, or handheld targeting systems as well as in providing equipment used to develop, test, and calibrate such systems.

        Electro-Optical Infrared Simulation and Test Equipment. The Electronic Technologies Group believes it is a leading international designer and manufacturer of niche state-of-the-art simulation, testing, and calibration equipment used in the development of missile seeking technology, airborne targeting and reconnaissance systems, shipboard targeting and reconnaissance systems, space-based sensors as well as ground vehicle-based systems. These products include infrared scene projector equipment, such as our MIRAGE IR Scene Simulator, high precision blackbody sources, software, and integrated calibration systems.

        Simulation equipment allows the U.S. government and allied foreign military to save money on missile testing as it allows infrared-based missiles to be tested on a multi-axis, rotating table instead of requiring the launch of a complete missile. In addition, several large military prime contractors have elected to purchase such equipment from us instead of maintaining internal staff to do so because we can offer a more cost-effective solution. Our customers include major U.S. Department of Defense weapons laboratories and defense prime contractors, such as Lockheed Martin, Northrop Grumman, and Boeing.

        Electro-Optical Laser Products. The Electronic Technologies Group believes it is a leading designer and maker of Laser Rangefinder Receivers and other photodetectors used in airborne, vehicular, and handheld targeting systems manufactured by major prime military contractors, such as Northrop Grumman and Lockheed Martin. Most of our Rangefinder Receiver product offering consists of complex and patented products which detect reflected light from laser targeting systems and allow the systems to confirm target accuracy and calculate target distances prior to discharging a weapon system. These products are also used in laser eye surgery systems for tracking ocular movement.

        Electro-Optical, Microwave, and Other Power Equipment. The Electronic Technologies Group produces power supplies, amplifiers, and flash lamp drivers used in laser systems for military, medical, and other applications that are sometimes utilized with our Rangefinder Receivers. We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders, and flight computers. We offer custom or standard designs that solve challenging OEM requirements and meet stringent agency safety and emissions requirements. Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies, and custom power supply designs.

        Our microwave products are used in satellites and electronic warfare systems. These products, which include isolators, bias tees, circulators, latching ferrite switches, and waveguide adapters, are used in satellites to control or direct energy according to operator needs. As satellites are frequently used as sensors for stand-off warfare, we believe this product line further supports our goal of increasing our activity in the stand-off market. We believe we are a leading supplier of the niche products which we design and make for this market, a market that includes commercial satellites. Our customers for these products include satellite makers, such as Space Systems/Loral, Boeing, and Raytheon.

        Electromagnetic and Radio Interference Shielding. The Electronic Technologies Group designs and manufactures shielding used to prevent electromagnetic energy and radio frequencies from interfering with computers, telecommunication devices, avionics, weapons systems, and other electronic equipment. Our products include a patented line of shielding applied directly to circuit boards and a line of gasket-type shielding applied to computers and other electronic equipment. Our customers consist essentially of medical, electronic, telecommunication, and defense equipment producers.

        High-Speed Interface Products. The Electronic Technologies Group designs and manufactures advanced high-technology, high-speed interface products utilized in homeland security, defense, medical research, astronomical, and other applications across numerous industries.

        High Voltage Interconnection Devices. The Electronic Technologies Group designs and manufactures high and very high voltage interconnection devices, cable assemblies, and wire for the medical equipment, defense, and other industrial markets. Among others, our products are utilized in aircraft missile defense, fighter pilot helmet displays, avionic systems, medical applications, wireless communications, as well as industrial applications including high voltage test equipment and underwater monitoring systems.

        High Voltage Advanced Power Electronics. The Electronic Technologies Group designs and manufactures a patented line of high voltage energy generators for medical, baggage inspection, and industrial imaging systems. In addition, we offer a patented line of high frequency power delivery systems for the commercial sign industry.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS AND GEOGRAPHIC AREAS

        See Note 14, Operating Segments, of the Notes to Consolidated Financial Statements for financial information by operating segment and by geographic areas.

SALES, MARKETING, AND CUSTOMERS

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

        We believe that direct relationships are crucial to establishing and maintaining a strong customer base and, accordingly, our senior management is actively involved in our marketing activities, particularly with established customers. We are also a member of various trade and business organizations related to the commercial aviation industry, such as the Aerospace Industries Association, which we refer to as AIA, the leading trade association representing the nation's manufacturers of commercial, military, and business aircraft, aircraft engines, and related components and equipment. Due in large part to our established industry presence, we enjoy strong customer relations, name recognition, and repeat business.

        We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry and telecommunications companies as well as medical, scientific, and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 21% of total net sales during the year ended October 31, 2007.

COMPETITION

        The aerospace product and service industry is characterized by intense competition and some of our competitors have substantially greater name recognition, inventories, complementary product and service offerings, financial, marketing, and other resources than we do. As a result, such competitors may be able to respond more quickly to customer requirements than we can. Moreover, smaller competitors may be in a position to offer more attractive pricing as a result of lower labor costs and other factors.

        Our jet engine and aircraft component replacement parts business competes primarily with Pratt & Whitney and General Electric. The competition is principally based on price and service inasmuch as our parts are interchangeable. With respect to other aerospace products and services sold by the Flight Support Group, we compete with both the leading jet engine OEMs and a large number of machining, fabrication, and repair companies, some of which have greater financial and other resources than we do. Competition is based mainly on price, product performance, service, and technical capability.

        Competition for the repair and overhaul of jet engine and aircraft components comes from three principal sources: OEMs, major commercial airlines, and other independent service companies. Some of these competitors have greater financial and other resources than we do. Some major commercial airlines own and operate their own service centers and sell repair and overhaul services to other aircraft operators. Foreign airlines that provide repair and overhaul services typically provide these services for their own aircraft components and for third parties. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components. We believe that the principal competitive factors in the repair and overhaul market are quality, turnaround time, overall customer service, and price.

        Our Electronic Technologies Group competes with several large and small domestic and foreign competitors, some of which have greater financial and other resources than we do. The market for our electronic products are niche markets with several competitors with competition based mainly on design, technology, quality, price, and customer satisfaction.

RAW MATERIALS

        We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated steel, pre-plated phosphor bronze, and electrical components from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

BACKLOG

        Our total backlog of unshipped orders was $106.3 million as of October 31, 2007 compared to $80.0 million as of October 31, 2006. The Flight Support Group's backlog of unshipped orders was $43.6 million as of October 31, 2007 as compared to $34.4 million as of October 31, 2006. This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders. The increase in the Flight

Support Group's backlog is primarily related to continued strong demand for its aftermarket replacement parts and repair and overhaul services, as well as orders of new products and services. Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The Electronic Technologies Group's backlog of unshipped orders was $62.7 million as of October 31, 2007 as compared to $45.6 million as of October 31, 2006. The increase in the Electronic Technologies Group's backlog is primarily related to orders of new products and services as well as additional backlogs from fiscal 2007 acquisitions. Substantially the entire backlog of orders as of October 31, 2007 is expected to be delivered during fiscal 2008.

GOVERNMENT REGULATION

        The FAA regulates the manufacture, repair, and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance, and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine parts, and airframes. In addition, the FAA requires that various maintenance routines be performed on aircraft engines, some engine parts, and airframes at regular intervals based on cycles or flight time. Engine maintenance must also be performed upon the occurrence of certain events, such as foreign object damage in an aircraft engine or the replacement of life-limited engine parts. Such maintenance usually requires that an aircraft engine be taken out of service. Our operations may in the future be subject to new and more stringent regulatory requirements. In that regard, we closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us.

        There has been no material adverse effect to our consolidated financial statements as a result of these government regulations.

ENVIRONMENTAL REGULATION

        Our operations are subject to extensive, and frequently changing, federal, state, and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation, and disposal of hazardous materials, the health and safety of workers, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Notwithstanding these burdens, we believe that we are in material compliance with all federal, state, and local laws and regulations governing our operations.

OTHER REGULATION

        We are also subject to a variety of other regulations including work-related and community safety laws. The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees and established the Occupational Safety and Health Administration ("OSHA") in the Department of Labor. In particular, OSHA provides special procedures and measures for the handling of some hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal, or storage of hazardous waste.

Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous. We believe that our operations are in material compliance with OSHA's health and safety requirements.

INSURANCE

        We are a named insured under policies which include the following coverage: (i) product liability, including grounding; (ii) personal property, inventory, and business income at our facilities; (iii) general liability coverage; (iv) employee benefit liability; (v) international liability and automobile liability; (vi) umbrella liability coverage; and (vii) various other activities or items subject to certain limits and deductibles. We believe that our insurance coverage is adequate to insure against the various liability risks of our business.

EMPLOYEES

        As of October 31, 2007, we had 2,185 full-time and part-time employees, of whom 1,501 were in the Flight Support Group, 659 were in the Electronic Technologies Group, and 25 were Corporate. None of our employees is represented by a union. We believe that we have good relations with our employees.

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

        We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller and other persons performing similar functions. The code of ethics is located on our web site at http://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the web site. Also located on the web site are our Corporate Governance Guidelines, Finance/Audit Committee Charter, Nominating & Corporate Governance Committee Charter, and Compensation Committee Charter.

        Copies of the above referenced materials will be made available, free of charge, upon written request to the Corporate Secretary at the Company's headquarters.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 20, 2007:

                                                                                             DIRECTOR
NAME                     AGE     POSITION(S)                                                  SINCE
----------------------  ----     ------------------------------------------------------     ----------
Laurans A. Mendelson     69      Chairman of the Board, President, and Chief                  1989
                                 Executive Officer
Thomas S. Irwin          61      Executive Vice President and Chief Financial                   _
                                 Officer
Eric A. Mendelson        42      Executive Vice President and Director; President and         1992
                                 Chief Executive Officer of HEICO Aerospace Holdings
                                 Corp.
Victor H. Mendelson      40      Executive Vice President, General Counsel, and               1996
                                 Director; President and Chief Executive Officer
                                 of HEICO Electronic Technologies Corp.
William S. Harlow        59      Vice President of Corporate Development                        _

        Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. He has also served as Chief Executive Officer of the Company since February 1990 and President of the Company since September 1991. HEICO Corporation is a member of the Aerospace Industries Association ("AIA") in Washington D.C., and Mr. Mendelson frequently serves on the Board of Governors of AIA. He is also Chairman of the Board of Trustees, member of the Executive Committee, and member of the Society of Mt. Sinai Founders of Mt. Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson served as a Trustee of Columbia University in The City of New York from 1995 to 2001, as well as Chairman of the Trustees' Audit Committee. Mr. Mendelson currently serves as Trustee Emeritus of Columbia University. Mr. Mendelson is a Certified Public Accountant. Laurans A. Mendelson is the father of Eric Mendelson and Victor Mendelson.

        Thomas S. Irwin has served as Executive Vice President and Chief Financial Officer of the Company since September 1991, Senior Vice President of the Company from 1986 to 1991, and Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant and a Trustee of the Greater Hollywood Chamber of Commerce.

        Eric A. Mendelson has served as Executive Vice President of the Company since 2001; President and Chief Executive Officer of HEICO Aerospace Holdings Corp., a subsidiary of the Company, since its formation in 1997; and President of HEICO Aerospace Corporation since 1993. He also served as Vice President of the Company from 1992 to 2001; President of HEICO's Jet Avion Corporation, a wholly owned subsidiary of HEICO Aerospace, from 1993 to 1996; and Jet Avion's Executive Vice President and Chief Operating Officer from 1991 to 1993. From 1990 to 1991, Mr. Mendelson was Director of Planning and Operations of the Company. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

        Victor H. Mendelson has served as Executive Vice President of the Company since 2001; President and Chief Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of the Company, since September 1996; and General Counsel of the Company since 1993. He served as Vice President of the Company from 1996 to 2001; Executive Vice President of the Company's former MediTek Health Corporation subsidiary from 1994; and MediTek Health's Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company, developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. He is a Trustee of the Greater Miami Chamber of Commerce, a Trustee of St. Thomas University in Miami Gardens, Florida, and a Director of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

        William S. Harlow has served as Vice President of Corporate Development since 2001 and served as Director of Corporate Development from 1995 to 2001.

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

        Economic factors and passenger security concerns that affect the aviation industry also affect our business. The aviation industry has historically been subject to downward cycles from time to time which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower prices and greater credit risk. These economic factors and passenger security concerns may have a material adverse effect on our business, financial condition, and results of operations.

We are subject to governmental regulation and our failure to comply with these regulations could cause the government to withdraw or revoke our authorizations and approvals to do business and could subject us to penalties and sanctions that could harm our business.

        Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair, and overhaul of aircraft parts and accessories. We include with the replacement parts that we sell to our customers documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In addition, our repair and overhaul operations are subject to certification pursuant to regulations established by the FAA. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition, and results of operations. New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition, and results of operations. In addition, some sales to foreign countries of the equipment manufactured by our Electronic Technologies Group require approval or licensing from the U.S.

government. Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

The retirement of commercial aircraft could reduce our revenues.

        Our Flight Support Group designs, engineers, manufactures, and distributes jet engine and aircraft component replacement parts and also offers repairs, refurbishments, and overhauls of jet engine and aircraft components. If aircraft for which we have replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline.

Reductions in defense, space or homeland security spending by U.S. and/or foreign customers could reduce our revenues.

        In fiscal 2007, approximately 41% of the sales of our Electronic Technologies Group were derived from the sale of products and services to U.S. and foreign military agencies and their suppliers. A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

Intense competition from existing and new competitors may harm our business.

        We face significant competition in each of our businesses.

     Flight Support Group

        o For jet engine replacement parts, we compete with the industry's leading jet engine OEMs, particularly Pratt & Whitney and General Electric.

        o For the overhaul and repair of jet engine and airframe components as well as avionics and navigation systems, we compete with:

                - major commercial airlines, many of which operate their own maintenance and overhaul units;
                - OEMs, which manufacture, repair, and overhaul their own parts; and
                -       other independent service companies.

    Electronic Technologies Group

        o For the design and manufacture of various types of electronic and electro-optical equipment as well as high voltage interconnection devices and high speed interface products, we compete in a fragmented marketplace with a number of companies, some of which are well capitalized.

        The aviation aftermarket supply industry is highly fragmented, has several highly visible leading companies, and is characterized by intense competition. Some of our OEM competitors have greater name recognition than HEICO, as well as complementary lines of business and financial, marketing, and other resources that HEICO does not have. In addition, OEMs, aircraft maintenance providers, leasing companies, and FAA-certificated repair facilities may attempt to bundle their services and product offerings in the supply industry, thereby significantly increasing industry competition. Moreover, our smaller competitors may be able to offer more attractive pricing of parts as a result of lower labor costs or other factors. A variety of potential actions by any of our competitors, including a reduction of product prices or the establishment by competitors of long-term relationships with new or existing customers, could have a material adverse effect on our business, financial condition, and results of operations. Competition typically intensifies during cyclical downturns in the aviation industry, when supply may exceed demand. We may not be able to continue to compete effectively against present or future competitors, and competitive pressures may have a material and adverse effect on our business, financial condition, and results of operations.

Our success is dependent on the development and manufacture of new products, equipment, and services. Our inability to develop, manufacture, and introduce new products and services at profitable pricing levels could reduce our sales or sales growth.

        The aviation, defense, space, and electronics industries are constantly undergoing development and change and, accordingly, new products, equipment, and methods of repair and overhaul service are likely to be introduced in the future. In addition to manufacturing electronic and electro-optical equipment and selected aerospace and defense components for OEMs and the U.S. government and repairing jet engine and aircraft components, we re-design sophisticated aircraft replacement parts originally developed by OEMs so that we can offer the replacement parts for sale at substantially lower prices than those manufactured by the OEMs. Consequently, we devote substantial resources to research and product development. Technological development poses a number of challenges and risks, including the following:

        o We may not be able to successfully protect the proprietary interests we have in various aircraft parts, electronic, and electro-optical equipment and our repair processes;

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

        o Development by our competitors of patents or methodologies that preclude us from the design and manufacture of aircraft replacement parts or electrical and electro-optical equipment could adversely affect our business, financial condition, and results of operations.

        In addition, we may not be able to successfully develop new products, equipment, or methods of repair and overhaul service, and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

        Our jet engine and aircraft component replacement parts and repair and overhaul services expose our business to potential liabilities for personal injury or death as a result of the failure of an aircraft component that we have designed, manufactured, or serviced. The commercial aviation industry occasionally has catastrophic losses that may exceed policy limits. An uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect on our business, financial condition, and results of operations. Additionally, insurance coverage costs may become even more expensive in the future. Our customers typically require us to maintain substantial insurance coverage and our inability to obtain insurance coverage at commercially reasonable rates could have a material adverse effect on our business.

We may not have the administrative, operational, or financial resources to continue to grow the company.

        We have experienced rapid growth in recent periods and intend to continue to pursue an aggressive growth strategy, both through acquisitions and internal expansion of products and services. Our growth to date has placed, and could continue to place, significant demands on our administrative, operational, and financial resources. We may not be able to grow effectively or manage our growth successfully, and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

        We may not be able to successfully execute our acquisition strategy, and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

We may incur environmental liabilities and these liabilities may not be covered by insurance.

        Our operations and facilities are subject to a number of federal, state, and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage, and disposal of hazardous materials. Pursuant to various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous materials. Environmental laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. Although management believes that our operations and facilities are in material compliance with environmental laws and regulations, future changes in them or interpretations thereof or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future.

        We do not maintain specific environmental liability insurance, and the expenses related to these environmental liabilities, if we are required to pay them, could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success.

        Our success substantially depends on the performance, contributions, and expertise of our senior management team led by Laurans A. Mendelson, our Chairman, President, and Chief Executive Officer. Technical employees are also critical to our research and product development, as well as our ability to continue to re-design sophisticated products of OEMs in order to sell competing replacement parts at substantially lower prices than those manufactured by the OEMs. The loss of the services of any of our executive officers or other key employees or our inability to continue to attract or retain the necessary personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our executive officers and directors have significant influence over our management and direction.

        As of January 22, 2007, collectively our executive officers and entities controlled by them, our 401(k) Plan, and members of the Board of Directors beneficially owned approximately 35% of our outstanding Common Stock and approximately 9% of our outstanding Class A Common Stock. Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies, and affairs, including our position with respect to proposed business combinations and attempted takeovers.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The Company owns or leases a number of facilities, which are utilized by its Flight Support Group ("FSG"), Electronic Technologies Group ("ETG"), and Corporate office. All of the facilities listed below are in good operating condition, are well maintained, and are in regular use. The Company believes that its existing facilities are sufficient to meet its operational needs for the foreseeable future. Summary information on the facilities utilized within the FSG and the ETG to support their principal operating activities is as follows:

FLIGHT SUPPORT GROUP

                                                 SQUARE FOOTAGE
                                           -------------------------
LOCATION                                     LEASED         OWNED       DESCRIPTION
---------------------------------------    ----------    -----------    ---------------------------------------------
United States facilities (9 states)           281,000        159,000    Manufacturing, engineering and distribution
                                                                          facilities, and corporate headquarters
United States facilities (5 states)            97,000        141,000    Repair and overhaul facilities
International facilities (2 countries)          5,000             --    Manufacturing, engineering and distribution
   - India and Singapore                                                  facilities

ELECTRONIC TECHNOLOGIES GROUP

                                                 SQUARE FOOTAGE
                                           -------------------------
LOCATION                                     LEASED         OWNED       DESCRIPTION
---------------------------------------    ----------    -----------    ---------------------------------------------
United States facilities (7 states)           137,000         76,000    Manufacturing and engineering facilities
International facilities (2 countries)         52,000         12,000    Manufacturing and engineering facilities
   - Canada and United Kingdom

CORPORATE

                                                 SQUARE FOOTAGE
                                           -------------------------
LOCATION                                     LEASED         OWNED       DESCRIPTION
---------------------------------------    ----------    -----------    ---------------------------------------------
United States facilities (1 state)                 --          4,000    Administrative offices

(1) Represents the square footage of corporate offices in Miami, Florida. The square footage of the Company's corporate headquarters in Hollywood, FL is included within the square footage under the caption "United States facilities (9 states)" under Flight Support Group.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        The Company's Class A Common Stock and Common Stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbols "HEI.A" and "HEI," respectively. The following tables set forth, for the periods indicated, the high and low share prices for the Class A Common Stock and the Common Stock as reported on the NYSE, as well as the amount of cash dividends paid per share during such periods.

                              CLASS A COMMON STOCK

                                                           CASH
                                                         DIVIDENDS
                                  HIGH          LOW      PER SHARE
                               ----------   ----------   ----------
         FISCAL 2006:
             First Quarter     $    21.93   $    16.90   $      .04
             Second Quarter         29.65        19.73           --
             Third Quarter          31.20        22.87          .04
             Fourth Quarter         30.67        24.33           --

         FISCAL 2007:
             First Quarter     $    33.01   $    28.72   $      .04
             Second Quarter         34.29        29.10           --
             Third Quarter          37.58        30.65          .04
             Fourth Quarter         44.36        32.65           --

        As of December 20, 2007, there were 867 holders of record of the Company's Class A Common Stock.

                                  COMMON STOCK

                                                           CASH
                                                         DIVIDENDS
                                  HIGH          LOW      PER SHARE
                               ----------   ----------   ----------
         FISCAL 2006:
             First Quarter     $    27.45   $    21.87   $      .04
             Second Quarter         34.69        24.56           --
             Third Quarter          35.87        26.95          .04
             Fourth Quarter         37.12        29.25           --

         FISCAL 2007:
             First Quarter     $    40.07   $    34.01   $      .04
             Second Quarter         40.35        33.76           --
             Third Quarter          44.43        35.81          .04
             Fourth Quarter         54.52        39.51           --

        As of December 20, 2007, there were 829 holders of record of the Company's Common Stock.

PERFORMANCE GRAPHS

        The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return of $100 invested in the New York Stock Exchange (NYSE) Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2002 through October 31, 2007. The NYSE Composite Index measures all common stock listed on the NYSE. The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar, and other defense equipment and systems as well as providers of satellites used for defense purposes. The total returns include the reinvestment of cash dividends.

                              [CHART APPEARS HERE]

                                                  CUMULATIVE TOTAL RETURN AS OF OCTOBER 31,
                                 ---------------------------------------------------------------------------
                                    2002         2003         2004         2005         2006         2007
                                 ----------   ----------   ----------   ----------   ----------   ----------
HEICO Common Stock (1)           $   100.00   $   159.40   $   203.66   $   249.93   $   412.61   $   618.65
HEICO Class A Common Stock (1)   $   100.00   $   158.94   $   204.13   $   249.50   $   443.30   $   642.02
NYSE Composite Index             $   100.00   $   119.17   $   133.85   $   148.65   $   175.49   $   206.22
Dow Jones U.S. Aerospace Index   $   100.00   $   114.34   $   139.15   $   168.60   $   220.42   $   291.04

----------
(1) Information has been adjusted retroactively to give effect to a 10% stock dividend paid in shares of Class A Common Stock in January 2004.

         The following graph and table compare the total return on $100 invested in HEICO Common Stock since October 31, 1990 with the same indices shown on the five-year performance graph on the previous page. October 31, 1990 was the end of the first fiscal year following the date the current executive management team assumed leadership of the Company. No Class A Common Stock was outstanding as of October 31, 1990. As with the five-year performance graph, the total returns include the reinvestment of cash dividends.

                              [CHART APPEARS HERE]

                                                  CUMULATIVE TOTAL RETURN AS OF OCTOBER 31,
                                 ---------------------------------------------------------------------------
                                    1990         1991         1992         1993         1994         1995
                                 ----------   ----------   ----------   ----------   ----------   ----------
HEICO Common Stock (1)           $   100.00   $   141.49   $   158.35   $   173.88   $   123.41   $   263.25
NYSE Composite Index             $   100.00   $   130.31   $   138.76   $   156.09   $   155.68   $   186.32
Dow Jones U.S. Aerospace Index   $   100.00   $   130.67   $   122.00   $   158.36   $   176.11   $   252.00

                                                  CUMULATIVE TOTAL RETURN AS OF OCTOBER 31,
                                 ---------------------------------------------------------------------------
                                    1996         1997         1998         1999         2000         2001
                                 ----------   ----------   ----------   ----------   ----------   ----------
HEICO Common Stock (1)           $   430.02   $ 1,008.31   $ 1,448.99   $ 1,051.61   $   809.50   $ 1,045.86
NYSE Composite Index             $   225.37   $   289.55   $   326.98   $   376.40   $   400.81   $   328.78
Dow Jones U.S. Aerospace Index   $   341.65   $   376.36   $   378.66   $   295.99   $   418.32   $   333.32

                                                  CUMULATIVE TOTAL RETURN AS OF OCTOBER 31,
                                 ---------------------------------------------------------------------------
                                    2002         2003         2004         2005         2006         2007
                                 ----------   ----------   ----------   ----------   ----------   ----------
HEICO Common Stock (1)           $   670.39   $ 1,067.42   $ 1,366.57   $ 1,674.40   $ 2,846.48   $ 4,208.54
NYSE Composite Index             $   284.59   $   339.15   $   380.91   $   423.05   $   499.42   $   586.87
Dow Jones U.S. Aerospace Index   $   343.88   $   393.19   $   478.49   $   579.77   $   757.97   $ 1,000.84

----------
(1) Information has been adjusted retroactively to give effect to all stock dividends paid during the seventeen-year period.

DIVIDEND POLICY

        The Company has historically paid semi-annual cash dividends on both its Class A Common Stock and Common Stock. In July 2007, HEICO paid its 58th consecutive semi-annual cash dividend since 1979. HEICO's Board of Directors presently intends to continue the payment of regular semi-annual cash dividends on both classes of its common stock. In December 2007, the Board of Directors declared a regular semi-annual cash dividend of $.05 per share payable in January 2008. The cash dividend represents a 25% increase over the prior per share amount of $.04. The Company's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants under its revolving credit facility.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about the Company's equity compensation plans as of October 31, 2007.

                                                                                 NUMBER OF SECURITIES
                                            NUMBER OF                             REMAINING AVAILABLE
                                        SECURITIES TO BE                          FOR FUTURE ISSUANCE
                                           ISSUED UPON       WEIGHTED-AVERAGE        UNDER EQUITY
                                           EXERCISE OF       EXERCISE PRICE OF    COMPENSATION PLANS
                                           OUTSTANDING          OUTSTANDING      (EXCLUDING SECURITIES
                                       OPTIONS, WARRANTS,   OPTIONS, WARRANTS,    REFLECTED IN COLUMN
                                           AND RIGHTS           AND RIGHTS               (a))
PLAN CATEGORY                                  (a)                  (b)                   (c)
-----------------------------------    ------------------   ------------------   ---------------------
Equity compensation plans
  approved by security holders (1)              1,600,330   $            10.21                 162,904

Equity compensation plans not
  approved by security holders (2)                275,000   $             7.36                      --
                                       ------------------                        ---------------------
Total                                           1,875,330   $             9.79                 162,904
                                       ==================                        =====================

----------
(1) Represents aggregated information pertaining to the Company's three equity compensation plans: the 1993 Stock Option Plan, the Non-Qualified Stock Option Plan, and the 2002 Stock Option Plan. See Note 8, Stock Options, of the Notes to Consolidated Financial Statements for further information regarding these plans.

(2) Represents stock options granted to a former shareholder of a business acquired in fiscal 1999. Such stock options were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant.

ISSUER PURCHASES OF EQUITY SECURITIES

        As announced by the Company on October 21, 2002, the Company's Board of Directors has authorized the repurchase of up to 425,000 shares of its Class A Common Stock and/or Common Stock to be executed, at management's discretion, in the open market or via private transactions. From October 21, 2002 through October 31, 2003, the Company repurchased 22,000 shares of its Class A Common Stock. The remaining 403,000 shares authorized for repurchase are subject to certain restrictions included in the Company's revolving credit agreement. The Company did not repurchase any shares of its Class A Common Stock and/or Common Stock during fiscal 2007, 2006, or 2005. The repurchase program does not have a fixed termination date.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                     FOR THE YEAR ENDED OCTOBER 31, (1)
                                                -----------------------------------------------------------------------------
                                                    2003           2004               2005           2006            2007
                                                ------------   ------------       ------------   ------------    ------------
                                                                    (in thousands, except per share data)
OPERATING DATA:
Net sales                                       $    176,453   $    215,744       $    269,647   $    392,190    $    507,924
                                                ------------   ------------       ------------   ------------    ------------
Gross profit                                          58,104         75,812            100,996        142,513         177,458
Selling, general, and administrative expenses         34,899         43,193             56,347         75,646          91,444
                                                ------------   ------------       ------------   ------------    ------------
Operating income                                      23,205         32,619(3)          44,649         66,867          86,014
                                                ------------   ------------       ------------   ------------    ------------
Interest expense                                       1,189          1,090              1,136          3,523           3,293
                                                ------------   ------------       ------------   ------------    ------------
Interest and other income                                 93             26                528            639              95
                                                ------------   ------------       ------------   ------------    ------------
Life insurance proceeds                                   --          5,000(4)              --             --              --
                                                ------------   ------------       ------------   ------------    ------------
Net income                                      $     12,222   $     20,630(3)(4) $     22,812   $     31,888(5) $     39,005(6)
                                                ============   ============       ============   ============    ============

Weighted average number of common
 shares outstanding:(2)
   Basic                                              23,237         24,037             24,460         25,085          25,716
   Diluted                                            24,531         25,755             26,323         26,598          26,931

PER SHARE DATA: (2)
Net income:
   Basic                                        $        .53   $        .86(3)(4) $        .93   $       1.27(5) $       1.52(6)
   Diluted                                               .50            .80(3)(4)          .87           1.20(5)         1.45(6)
Cash dividends                                          .045           .050               .050           .080            .080

BALANCE SHEET DATA (AS OF OCTOBER 31):
Total assets                                    $    333,244   $    364,255       $    435,624   $    534,815    $    631,302
Total debt (including current portion)                32,013         18,129             34,124         55,061          55,952
Minority interests in consolidated
 subsidiaries                                         40,577         44,644             49,035         63,301          72,938
Shareholders' equity                                 221,518        247,402            273,503        317,258         371,601

----------
(1) Results include the results of acquisitions from each respective effective date.

(2) Information has been adjusted retroactively to give effect to a 10% stock dividend paid in shares of Class A Common Stock in January 2004.

(3) Operating income was reduced by an aggregate of $850 in restructuring expenses recorded by certain subsidiaries of the Flight Support Group that provide repair and overhaul services, including $350 recorded in cost of sales and $500 recorded in selling, general, and administrative expenses. The restructuring expenses decreased net income by $427, or $.02 per basic and diluted share.

(4) Represents proceeds from a $5,000 key-person life insurance policy maintained by a subsidiary of the Flight Support Group. The minority interest's share of this income totaled $1,000, which is reported as a component of minority interests' share of income. Accordingly, the life insurance proceeds increased net income by $4,000, or $.17 per basic and $.16 per diluted share.

(5) Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities claimed for certain prior years, which increased net income by $1,002, or $.04 per basic and diluted share.

(6) Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities recognized for the full fiscal 2006 year pursuant to the retroactive extension in December 2006 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code, which increased net income by $535, or $.02 per basic and diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company's operations are comprised of two operating segments, the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG").

        The Flight Support Group consists of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and its subsidiaries, which primarily:

    o Designs, Manufactures, Repairs and Distributes Jet Engine and Aircraft Component Replacement Parts. The Flight Support Group designs, manufactures, repairs and distributes jet engine and aircraft component replacement parts. The parts and services are approved by the Federal Aviation Administration ("FAA"). The Flight Support Group also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.

        The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. ("HEICO Electronic") and its subsidiaries, which primarily:

    o Designs and Manufactures Electronic, Microwave, and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices, and High Voltage Advanced Power Electronics. The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infra-red simulation, calibration and testing equipment; electromagnetic interference shielding for commercial and military aircraft operators, electronics companies, and telecommunications equipment suppliers; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems, and test systems to computers; high voltage energy generators interconnection devices, cable assemblies and wire for the medical equipment, defense, and other industrial markets; and high frequency power delivery systems for the commercial sign industry.

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

        In November 2005, the Company, through HEICO Electronic, acquired all of the stock of Engineering Design Team, Inc. and substantially all of the assets of its affiliate (collectively "EDT") and through HEICO Aerospace, acquired a 51% interest in Seal Dynamics LLC ("Seal LLC"). The remaining 49% interest is principally owned by a member of Seal LLC's management group.

        In May 2006 and September 2006, the Company, through HEICO Aerospace, acquired all of the stock of Arger Enterprises, Inc. and its related companies (collectively "Arger") and an 80% interest in Prime Air, Inc. and its affiliate (collectively "Prime"), respectively. Under the Prime transaction, a new subsidiary was formed, Prime Air, LLC ("Prime Air"), which acquired substantially all of the assets and assumed certain liabilities of Prime. Prime Air is owned 80% by the Company and 20% by certain members of Prime's management group.

        During fiscal 2007, the Company, through HEICO Aerospace and HEICO Electronic, acquired an additional 10% and .75%, respectively, of the equity interests in two of its subsidiaries, which increased the Company's ownership interest to 90% and 85.75%, respectively. The purchase price of the acquired equity interests was paid using cash provided by operating activities.

        In April and September 2007, the Company, through HEICO Electronic, acquired all of the stock of FerriShield, Inc. ("FerriShield") and EMD Technologies Inc. ("EMD"), respectively. In May 2007 and August 2007, the Company, through HEICO Aerospace, acquired certain assets of a supplier and substantially all of the assets of a U.S. company that designs and manufactures FAA-approved aircraft and engine parts, respectively. The purchase price of the supplier's assets was paid using cash provided by operating activities.

        The purchase price of each fiscal 2006 and 2007 acquisition was paid in cash using proceeds from the Company's revolving credit facility unless otherwise noted and was not significant to the Company's consolidated financial statements individually.

CRITICAL ACCOUNTING POLICIES

        The Company believes that the following are its most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

        Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer. The percentage of the Company's net sales recognized under the percentage-of-completion method was approximately 3%, 4%, and 6% in fiscal 2007, 2006, and 2005, respectively. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2007, 2006, or 2005.

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

Valuation of Inventory

        Inventory is stated at the lower of cost or market, with cost being determined on first-in, first-out or the average cost basis. Losses, if any, are recognized fully in the period when identified.

        The Company periodically evaluates the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns, and expected future demand and estimates the amount necessary to write-down its slow moving, obsolete, or damaged inventory. These estimates could vary significantly from actual requirements based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Valuation of Goodwill

        The Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any. The determination of fair value requires the Company to make a number of estimates, assumptions, and judgments of such factors as earnings multiples, projected revenues, and operating expenses and the Company's weighted average cost of capital. If there is a material change in such assumptions used by the Company in determining fair value or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material impairment charge. Based on the annual goodwill test for impairment as of October 31, 2007, the Company determined there is no impairment of its goodwill.

Purchase Accounting

        The Company applies the purchase method of accounting to its acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values, with any excess recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors.

RESULTS OF OPERATIONS

        The following table sets forth the results of the Company's operations, net sales and operating income by operating segment, and the percentage of net sales represented by the respective items in the Company's Consolidated Statements of Operations:

                                                          FOR THE YEAR ENDED OCTOBER 31,
                                                --------------------------------------------------
                                                     2005              2006              2007
                                                --------------    --------------    --------------
Net sales                                       $  269,647,000    $  392,190,000    $  507,924,000
                                                --------------    --------------    --------------
Cost of sales                                      168,651,000       249,677,000       330,466,000
Selling, general, and administrative expenses       56,347,000        75,646,000        91,444,000
                                                --------------    --------------    --------------
Total operating costs and expenses                 224,998,000       325,323,000       421,910,000
                                                --------------    --------------    --------------
Operating income                                $   44,649,000    $   66,867,000    $   86,014,000
                                                ==============    ==============    ==============

Net sales by segment:
   Flight Support Group                         $  191,989,000    $  277,255,000    $  383,911,000
   Electronic Technologies Group                    77,821,000       115,021,000       124,035,000
   Intersegment sales                                 (163,000)          (86,000)          (22,000)
                                                --------------    --------------    --------------
                                                $  269,647,000    $  392,190,000    $  507,924,000
                                                ==============    ==============    ==============

Operating income by segment:
   Flight Support Group                         $   32,795,000    $   46,840,000    $   67,408,000
   Electronic Technologies Group                    20,978,000        34,026,000        33,870,000
   Other, primarily corporate                       (9,124,000)      (13,999,000)      (15,264,000)
                                                --------------    --------------    --------------
                                                $   44,649,000    $   66,867,000    $   86,014,000
                                                ==============    ==============    ==============

Net sales                                                100.0%            100.0%            100.0%
Gross profit                                              37.5%             36.3%             34.9%
Selling, general, and administrative expenses             20.9%             19.3%             18.0%
Operating income                                          16.6%             17.0%             16.9%
Interest expense                                           0.4%              0.9%              0.6%
Interest and other income                                  0.2%              0.2%              0.0%
Income tax expense                                         6.0%              5.3%              5.4%
Minority interests' share of income                        1.9%              2.9%              3.2%
Net income                                                 8.5%              8.1%              7.7%

COMPARISON OF FISCAL 2007 TO FISCAL 2006

Net Sales

        Net sales in fiscal 2007 increased by 29.5% to $507.9 million, as compared to net sales of $392.2 million in fiscal 2006. The increase in net sales reflects an increase of $106.7 million (a 38.5% increase) to $383.9 million in net sales within the FSG, and an increase of $9.0 million (a 7.8% increase) to $124.0 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 21% and acquisitions, principally Arger in May 2006 and Prime Air in September 2006. The organic growth reflects increased sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and repair and overhaul services within the commercial airline industry. The ETG's net sales increase reflects organic growth of approximately 5% and the acquisitions of FerriShield in April 2007 and EMD in September 2007. The organic growth principally reflects increased demand for certain products.

        The Company's net sales in fiscal 2007 by market approximated 69% from the commercial aviation industry, 16% from the defense and space industries, and 15% from other industrial markets including medical, electronics, and telecommunications. The Company's net sales in fiscal 2006 by market approximated 64% from the commercial aviation industry, 19% from the defense and space industries, and 17% from other industrial markets including medical, electronics, and telecommunications.

Gross Profit and Operating Expenses

        The Company's gross profit margin decreased to 34.9% in fiscal 2007 as compared to 36.3% in fiscal 2006, reflecting lower margins within the ETG due principally to a less favorable product mix. Consolidated cost of sales in fiscal 2007 and 2006 includes approximately $16.5 million and $15.3 million, respectively, of new product research and development expenses.

        Selling, general, and administrative ("SG&A") expenses were $91.4 million and $75.6 million in fiscal 2007 and 2006, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including acquisitions and an increase in corporate expenses. The increase in corporate expenses reflects higher compensation and performance awards based on improvement in consolidated operating results.

        As a percentage of net sales, SG&A expenses decreased to 18.0% in fiscal 2007 compared to 19.3% in fiscal 2006. The decrease as a percentage of net sales is due to efficiencies in controlling costs while increasing revenues.

Operating Income

        Operating income in fiscal 2007 increased by 28.6% to $86.0 million, compared to operating income of $66.9 million in fiscal 2006. The increase in operating income reflects an increase of $20.6 million (a 43.9% increase) to $67.4 million in operating income of the FSG in fiscal 2007, partially offset by a $.2 million decrease (a .5% decrease) in operating income of the ETG to $33.9 million in fiscal 2007 and a $1.3 million increase in corporate expenses as discussed above.

        As a percentage of net sales, operating income decreased slightly to 16.9% in fiscal 2007 compared to 17.0% in fiscal 2006. The decrease in operating income as a percentage of net sales reflects a decrease in the ETG's operating income as a percentage of net sales from 29.6% in fiscal 2006 to 27.3% in fiscal 2007, partially offset by an increase in the FSG's operating income as a percentage of net sales from 16.9% in fiscal 2006 to 17.6% in fiscal 2007. The decrease in the ETG's operating income as a percentage of net sales principally reflects the lower gross profit margins discussed previously. The increase in the FSG's operating income as a percentage of net sales reflects the increase in net sales and operating efficiencies within SG&A expenses. See "Outlook" below for additional information on the operating margins of the FSG & ETG.

Interest Expense

        Interest expense decreased to $3,293,000 in fiscal 2007 from $3,523,000 in fiscal 2006. The decrease was principally due to a lower weighted average balance outstanding under the revolving credit facility in fiscal 2007, partially offset by higher interest rates. Additional information about the Company's revolving credit facility may be found within "Financing Activities," which follows within this Item 7.

Interest and Other Income

        Interest and other income in fiscal 2007 and 2006 were not material.

Income Tax Expense

        The Company's effective tax rate for fiscal 2007 increased to 33.2% from 32.7% in fiscal 2006. The increase is principally due to the phase-out of the extraterritorial income ("ETI") exclusion provisions pursuant to the American Jobs Creation Act of 2004 that had resulted in a tax benefit on export sales, partially offset by a higher amount of the minority interests' share of income excluded from the Company's 2007 consolidated income subject to federal income taxes.

        The effective tax rate for fiscal 2007 reflects an income tax credit (net of expenses) for qualified research and development activities recognized for the full fiscal 2006 year in fiscal 2007. The fiscal 2006 tax credit was recorded pursuant to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code and increased net income by approximately $.5 million in fiscal 2007.

        Income tax expense in fiscal 2006 includes an income tax credit for qualified research and development activities claimed in the Company's income tax return for fiscal 2005 and amended returns for previous tax years that were filed in fiscal 2006. The aggregate tax credit, net of expenses, increased net income by approximately $1.0 million in fiscal 2006.

        For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Statements of Operations.

Minority Interests' Share of Income

        Minority interests' share of income of consolidated subsidiaries relates to the minority interests held in HEICO Aerospace, including the 20% minority interest held in HEICO Aerospace, the 49% minority interest held in Seal LLC, and the 20% minority interest held in Prime Air; as well as the minority interests held in certain subsidiaries of HEICO Electronic. The increase in the minority interests' share of income in fiscal 2007 compared to fiscal 2006 is primarily attributable to the higher earnings of the FSG and Seal LLC, as well as the September 2006 acquisition of Prime Air.

Net Income

        The Company's net income was $39.0 million, or $1.45 per diluted share, in fiscal 2007 compared to $31.9 million, or $1.20 per diluted share, in fiscal 2006 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of certain consolidated subsidiaries.

Outlook

        The Company reported increased consolidated net sales and operating income in fiscal 2007 compared to fiscal 2006, reflecting both strong organic growth and growth through acquisitions. The consolidated operating margin of 16.9% for fiscal 2007 was in line with the Company's expectations and approximated the 17.0% reported for fiscal 2006. The operating margins of the FSG improved year-over-year due principally to operating efficiencies, and, although the ETG experienced a slight decrease, the operating margins within the ETG have remained strong.

        As the Company looks forward to fiscal 2008 and beyond, HEICO will continue its focus on developing new products and services, further market penetration, additional acquisition opportunities, and maintaining its financial strength. Based on current economic and market conditions and including the results of the Company's recent acquisitions, the Company is targeting growth in fiscal 2008 net sales and earnings over fiscal 2007 results.

COMPARISON OF FISCAL 2006 TO FISCAL 2005

Net Sales

        Net sales in fiscal 2006 increased by 45.4% to $392.2 million, as compared to net sales of $269.6 million in fiscal 2005. The increase in net sales reflects an increase of $85.3 million (a 44.4% increase) to $277.3 million in net sales within the FSG, and an increase of $37.2 million (a 47.8% increase) to $115.0 million in net sales within the ETG. The FSG's net sales increase reflects the acquisitions of Seal LLC, Arger, and Prime Air and organic growth of approximately 14%. The organic growth reflects increased sales of new products and services as well as improved demand for the FSG's aftermarket replacement parts and repair and overhaul services associated with continued recovery within the commercial airline industry. The ETG's net sales increase reflects the acquisitions of Connectronics, Lumina, HVT, and EDT and organic growth of approximately 8% reflecting increased demand for certain products.

        The Company's net sales in fiscal 2006 by market approximated 64% from the commercial aviation industry, 19% from the defense and space industries, and 17% from other industrial markets including medical, electronics, and telecommunications. The Company's net sales in fiscal 2005 by market approximated 64% from the commercial aviation industry, 23% from the defense and space industries, and 13% from other industrial markets including medical, electronics, and telecommunications.

Gross Profit and Operating Expenses

        The Company's gross profit margin decreased slightly to 36.3% in fiscal 2006 as compared to 37.5% in fiscal 2005, reflecting slightly lower margins within the FSG offset by an increase in the ETG margin. The FSG's gross profit margin decrease was due principally to a less favorable product mix including the expected impact of lower margins realized on products distributed by Seal LLC and Arger. The ETG's gross profit margin increase was principally from improved product mix, including a higher margin product mix contributed by recent acquisitions. Consolidated cost of sales in fiscal 2006 and 2005 includes approximately $15.3 million and $11.3 million, respectively, of new product research and development expenses.

        Selling, general, and administrative ("SG&A") expenses were $75.6 million and $56.3 million in fiscal 2006 and 2005, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the aforementioned acquisitions, the increase in net sales discussed above, an increase in corporate expenses and stock option compensation expense (see "Stock Based Compensation," which follows within this Item 7). The increase in corporate expenses reflects higher compensation and performance awards ($2.0 million) as well as professional fees ($.7 million) associated with a qualified research and development activities claim (see "Income Tax Expense" below).

        As a percentage of net sales, SG&A expenses decreased to 19.3% in fiscal 2006 compared to 20.9% in fiscal 2005. The decrease as a percentage of net sales is due to continued efficiencies in controlling costs while increasing revenues.

Operating Income

        Operating income in fiscal 2006 increased by 49.8% to $66.9 million, compared to operating income of $44.6 million in fiscal 2005. The increase in operating income reflects an increase of $14.0 million (a 42.8% increase) to $46.8 million in operating income of the FSG in fiscal 2006. Operating income of the ETG increased $13.0 million (a 62.2% increase) to $34.0 million in fiscal 2006. These increases were partially offset by the aforementioned increase in corporate expenses. As a percentage of net sales, operating income increased from 16.6% in fiscal 2005 to 17.0% in fiscal 2006. The increase in operating income as a percentage of net sales reflects a slight decrease in the FSG's operating income as a percentage of net sales from 17.1% in fiscal 2005 to 16.9% in fiscal 2006 offset by an increase in the ETG's operating income as a percentage of net sales from 27.0% in fiscal 2005 to 29.6% in fiscal 2006. The decrease in the FSG's operating income as a percentage of net sales reflects the lower gross profit margins discussed previously, partially offset by improved operating efficiencies within SG&A expenses. The increase in the ETG's operating income as a percentage of net sales reflects the increased gross profit margins discussed previously.

Interest Expense

        Interest expense increased to $3,523,000 in fiscal 2006 from $1,136,000 in fiscal 2005. The increase was principally due to a higher weighted average balance outstanding under the revolving credit facility in fiscal 2006 and higher interest rates. Additional information about the Company's revolving credit facility may be found within "Financing Activities," which follows within this Item 7.

Interest and Other Income

        Interest and other income in fiscal 2006 and 2005 were not material.

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

INFLATION

        The Company has generally experienced increases in its costs of labor, materials, and services consistent with overall rates of inflation. The impact of such increases on the Company's net income has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company generates cash primarily from its operating activities and financing activities, including borrowings under short-term and long-term credit agreements.

        Principal uses of cash by the Company include acquisitions, payments of principal and interest on debt, capital expenditures, cash dividends, and increases in working capital.

        The Company believes that its net cash provided by operating activities and available borrowings under its revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

        Net cash provided by operating activities was $57.5 million for fiscal 2007, principally reflecting net income of $39.0 million, minority interests' share of income of $16.3 million, depreciation and amortization of $12.2 million, a tax benefit related to stock option exercises of $6.9 million, and a deferred income tax provision of $2.8 million, partially offset by an increase in net operating assets of $16.0 million and the presentation of $5.3 million of excess tax benefit from stock option exercises as a financing activity in accordance with the provisions of SFAS No. 123(R) (see "Stock Based Compensation" below). The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories by the FSG required to meet increased sales demand associated with new product offerings, sales growth, improved product delivery times, and higher prices of certain raw materials; and an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

        Net cash provided by operating activities was $46.9 million for fiscal 2006, principally reflecting net income of $31.9 million, minority interests' share of income of $11.2 million, depreciation and amortization of $10.6 million, a tax benefit related to stock option exercises of $2.2 million, a deferred income tax provision of $2.6 million, and stock option compensation expense of $1.4 million, partially offset by an increase in net operating assets of $12.0 million and the presentation of $1.6 million of excess tax benefit from stock option exercises as a financing activity in accordance with the provisions of SFAS No. 123(R) (see "Stock Based Compensation" below). The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories required to meet increased sales demand associated with new product offerings, sales growth, and increased lead times on certain raw materials; and an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

        Net cash provided by operating activities was $35.8 million for fiscal 2005, principally reflecting net income of $22.8 million, depreciation and amortization of $7.4 million, minority interests' share of income of $5.1 million, a deferred income tax provision of $3.0 million and a tax benefit related to stock option exercises of $2.8 million, partially offset by an increase in net operating assets of $5.3 million. The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories required to meet increased sales demand associated with new product offerings, sales growth, and increased lead times on certain raw materials; and an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

Investing Activities

        Net cash used in investing activities during the three fiscal year period ended October 31, 2007 primarily relates to several acquisitions, including contingent payments, totaling $148.0 million, including $48.4 million in fiscal 2007, $58.1 million in fiscal 2006, and $41.5 million in fiscal 2005. Further details on acquisitions may be found at the beginning of this Item 7 under the caption "Overview" and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Capital expenditures aggregated $31.1 million over the last three fiscal years, primarily reflecting the expansion of existing production facilities and capabilities, which were generally funded using cash provided by operating activities. In fiscal 2005, the Company received proceeds of $3.5 million from the sale of a building held for sale.

Financing Activities

        During the three fiscal year period ended October 31, 2007, the Company borrowed an aggregate $142.0 million under its revolving credit facility principally to fund acquisitions, including $46.0 million in fiscal 2007, $59.0 million in fiscal 2006, and $37.0 million in fiscal 2005. Further details on acquisitions may be found at the beginning of this Item under the caption "Overview" and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Repayments on the revolving credit facility aggregated $105.0 million over the last three fiscal years, including $46.0 million in fiscal 2007, $38.0 million in fiscal 2006, and $21.0 million in fiscal 2005. For the three year fiscal period ended October 31, 2007, the Company received proceeds from stock option exercises aggregating $13.7 million, made distributions to minority interest owners aggregating $10.4 million, and paid cash dividends aggregating $5.3 million, partially offset by net repayments of $2.0 million on the Company's short-term line of credit. Net cash provided by financing activities also includes the presentation of $5.3 million and

$1.6 million of excess tax benefit from stock option exercises in fiscal 2007 and 2006, respectively, in accordance with the provisions of SFAS No. 123(R).

        In August 2005, the Company amended its revolving credit facility by entering into a $130 million Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which expires in August 2010. The Credit Facility includes a feature that will allow the Company to increase the Credit Facility, at its option, up to an aggregate amount of $175 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures, and to finance acquisitions. In July 2006, the Company amended the Credit Facility principally to include a less restrictive covenant regarding requisite approval of acquisitions by the bank syndicate. The prior covenant relating to approval by the bank syndicate of acquisitions in excess of an aggregate of $50 million over any twelve-month period was eliminated provided the Company maintains an agreed upon, or lower, leverage ratio. Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate ("LIBOR") plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest, and non-cash charges or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from .75% to 2.00% for LIBOR based borrowings and from .00% to .50% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from .20% to ..50% (depending on the Company's leverage ratio). The Credit Facility also includes a $10 million swingline sublimit and a $15 million sublimit for letters of credit. The Credit Facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants that require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements. See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the revolving credit facility.

CONTRACTUAL OBLIGATIONS

        The following table summarizes the Company's contractual obligations as of October 31, 2007:

                                                                PAYMENTS DUE BY FISCAL PERIOD
                                                  ---------------------------------------------------------
                                      TOTAL           2008        2009 - 2010    2011 - 2012    THEREAFTER
                                  ------------    ------------   ------------   ------------   ------------
Short term and long-term debt
  obligations (1)                 $ 55,788,000    $  2,134,000   $ 53,450,000   $    181,000   $     23,000
Capital lease obligations
  and equipment loans (1)              164,000          53,000        102,000          9,000             --
Operating lease obligations (2)     25,927,000       4,682,000      6,899,000      4,454,000      9,892,000
Purchase obligations (3)            11,899,000      11,857,000         42,000             --             --
Other long-term liabilities (4)      2,216,000       1,932,000        137,000         81,000         66,000
                                  ------------    ------------   ------------   ------------   ------------
Total contractual obligations     $ 95,994,000    $ 20,658,000   $ 60,630,000   $  4,725,000   $  9,981,000
                                  ============    ============   ============   ============   ============

----------
(1) Excludes interest charges on borrowings and the fee on the amount of any unused commitment that the Company may be obligated to pay under its revolving credit facility as such amounts vary. Also excludes interest charges associated with notes payable, capital lease obligations, and equipment loans as such amounts are not material. See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements and "Financing Activities" above for additional information regarding the Company's long-term debt and capital lease obligations and equipment loans.

(2) See Note 15, Commitments and Contingencies - Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding the Company's operating lease obligations.

(3) Includes additional purchase consideration aggregating $11,736,000 relating to fiscal 2006 acquisitions. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Also includes $163,000 of commitments for capitalized expenditures and excludes all purchase obligations for inventory and supplies in the ordinary course of business.

(4) Includes $1,826,000 of discretionary contributions under our Leadership Compensation Plan, which is explained further in Note 3, Selected Financial Statement Information - Other Non-Current Liabilities, of the Notes to Consolidated Financial Statements. The amounts in the table do not include amounts related to the Company's other deferred compensation arrangement for which there is an offsetting asset included in the Company's Consolidated Balance Sheets. Also includes projected payments aggregating $315,000 under our Directors Retirement Plan, which is explained further in Note 9, Retirement Plans, of the Notes to Consolidated Financial Statements (the plan is unfunded and we pay benefits directly) and $75,000 of other contractual obligations.

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

        Pursuant to the purchase agreement related to the acquisition of an 80% interest in a subsidiary by the FSG in fiscal 2001, the Company acquired an additional 10% of the equity interests of the subsidiary in fiscal 2007. The Company has the right to purchase the remaining 10% of the equity interests in fiscal 2011, or sooner under certain conditions, and the minority interest holder has the right to cause the Company to purchase the same equity interest in the same period.

        As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the Company has the right to purchase the minority interests beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase their interests commencing on approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

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

        As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority interest holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. In fiscal 2007, some of the minority interest holders exercised their option to cause the Company to purchase their aggregate 3% interest over the four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership interest in the subsidiary by .75% (or one-fourth of such minority interest holders' aggregate interest) to 85.75% effective April 2007.

        As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

        As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional purchase consideration up to $17.8 million and $19.2 million, respectively, based on the subsidiary's fiscal 2008 and 2009 respective earnings relative to target. The additional purchase consideration will be accrued when the earnings objectives are met and payable in the subsequent fiscal year.

        As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the minority interests beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

        As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to $76.9 million in aggregate should the subsidiary meet certain earnings objectives during the first five years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met.

        For additional information on the aforementioned acquisitions see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

STOCK BASED COMPENSATION

        Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," as interpreted by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense had only been recorded in the consolidated financial statements for any stock options granted below fair market value of the underlying stock as of the date of grant.

        The Company adopted the modified prospective transition method provided for under SFAS No. 123(R) and, accordingly, prior period results have not been retroactively adjusted. The modified prospective transition method requires that stock-based compensation expense be recorded for (i) all new stock options granted on or after November 1, 2005 based on the grant date fair value determined under the provisions of SFAS No. 123(R) and (ii) all unvested stock options granted prior to November 1, 2005 based on the grant date fair value as determined under the provisions of SFAS No. 123.

        Beginning in fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised ("excess tax benefit") as a financing activity in the Consolidated Statements of Cash Flows as prescribed by SFAS

No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Consolidated Statements of Cash Flows. For the fiscal years ended October 31, 2007 and 2006, the excess tax benefit from stock option exercises of $5,262,000 and $1,550,000, respectively, was presented in financing activities in the Company's Consolidated Statements of Cash Flows.

        As a result of the adoption of SFAS No. 123(R), the Company's net income for the fiscal years ended October 31, 2007 and 2006 includes compensation expense of $658,000 and $1,373,000, respectively, and an income tax benefit related to the Company's stock options of $165,000 and $391,000, respectively. Substantially all of the stock option compensation expense was recorded as a component of selling, general, and administrative expenses in the Company's Consolidated Statements of Operations.

        As of October 31, 2007, there was $.2 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately .7 years.

        Further information regarding stock options can be found in Note 8, Stock Options, of the Notes to Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

        In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company's results of operations, financial position, or cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertain income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, or in fiscal 2008 for HEICO. The Company is currently evaluating the impact that the adoption of FIN 48 will have on it results of operations financial position and cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in accordance with generally accepted accounting principles more consistent and comparable. SFAS No.

157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations, financial position, and cash flows.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's results of operations, financial position, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company has not yet determined if it will elect to apply any of the provisions of SFAS No. 159 and is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its results of operations, financial position, and cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect that the adoption of SFAS No. 141(R) will have on its results of operations, financial position, and cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This Statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect that the adoption of SFAS No. 160 will have on its results of operations, financial position, and cash flows.

FORWARD LOOKING STATEMENTS

        Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words "believe," "expect," "estimate," and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements, or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls, and conference calls, concerning our operations, economic performance, and financial condition are subject to known and unknown risks, uncertainties, and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

    o Lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services;

    o Product specification costs and requirements, which could cause an increase to our costs to complete contracts;

    o Governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers, or competition from existing and new competitors, which could reduce our sales;

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary market risk to which the Company has exposure is interest rate risk, mainly related to its revolving credit facility and industrial development revenue bonds, which have variable interest rates. Interest rate risk associated with the Company's variable rate debt is the potential increase in interest expense from an increase in interest rates. Periodically, the Company enters into interest rate swap agreements to manage its interest expense. The Company did not have any interest rate swap agreements in effect as of October 31, 2007. Based on the Company's aggregate outstanding variable rate debt balance of $55 million as of October 31, 2007, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $314,000 in fiscal 2008.

        The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2007 would not have a material effect on the Company's results of operations or financial position.

        The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in Canadian dollar and British pound sterling. A hypothetical 10% weakening in the exchange rate of the Canadian dollar or British pound sterling to the United States dollar as of October 31, 2007 would not have a material effect on the Company's results of operations or financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       HEICO CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE
                                                                              ----
Management's Report on Internal Control Over Financial Reporting................40

Reports of Independent Registered Public Accounting Firm........................41

Consolidated Balance Sheets as of October 31, 2007 and 2006.....................44

Consolidated Statements of Operations for the years ended October 31, 2007,
  2006, and 2005................................................................45

Consolidated Statements of Shareholders' Equity and Comprehensive Income
  for the years ended October 31, 2007, 2006, and 2005..........................46

Consolidated Statements of Cash Flows for the years ended October 31, 2007,
  2006, and 2005................................................................47

Notes to Consolidated Financial Statements......................................48

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of HEICO Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

        o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

        o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Based on our assessment, management believes that, as of October 31, 2007, the Company's internal control over financial reporting is effective.

        The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting. Their report appears on the following page.


Date:    December 28, 2007

/s/ LAURANS A. MENDELSON                                 /s/ THOMAS S. IRWIN
------------------------                                 -----------------------
Laurans A. Mendelson                                     Thomas S. Irwin
Chief Executive Officer                                  Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of HEICO Corporation
Hollywood, Florida

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2007 of the Company and our report dated December 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 28, 2007 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 28, 2007

                       HEICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       AS OF OCTOBER 31,
                                                                                  ---------------------------
                                                                                      2007           2006
                                                                                  ------------   ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                     $  4,947,000   $  4,999,000
    Accounts receivable, net                                                        82,399,000     65,012,000
    Inventories, net                                                               115,770,000     97,283,000
    Prepaid expenses and other current assets                                        4,557,000      3,418,000
    Deferred income taxes                                                           10,135,000      9,309,000
                                                                                  ------------   ------------
       Total current assets                                                        217,808,000    180,021,000

Property, plant and equipment, net                                                  55,554,000     49,489,000
Goodwill                                                                           310,502,000    275,116,000
Intangible assets, net                                                              35,333,000     22,011,000
Other assets                                                                        12,105,000      8,178,000
                                                                                  ------------   ------------
       Total assets                                                               $631,302,000   $534,815,000
                                                                                  ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                          $  2,187,000   $     39,000
    Trade accounts payable                                                          28,161,000     22,386,000
    Accrued expenses and other current liabilities                                  53,878,000     41,503,000
    Income taxes payable                                                             3,112,000      1,575,000
                                                                                  ------------   ------------
       Total current liabilities                                                    87,338,000     65,503,000

Long-term debt, net of current maturities                                           53,765,000     55,022,000
Deferred income taxes                                                               35,296,000     28,052,000
Other non-current liabilities                                                       10,364,000      5,679,000
                                                                                  ------------   ------------
       Total liabilities                                                           186,763,000    154,256,000
                                                                                  ------------   ------------
Minority interests in consolidated subsidiaries                                     72,938,000     63,301,000
                                                                                  ------------   ------------

Commitments and contingencies (Notes 2 and 15)
Shareholders' equity:
    Preferred Stock, $.01 par value per share; 10,000,000 shares authorized;
      300,000 shares designated as Series B Junior Participating Preferred
      Stock and 300,000 shares designated as Series C Junior Participating
      Preferred Stock; none issued                                                          --             --
    Common Stock, $.01 par value par share; 30,000,000 shares authorized;
      10,538,691 and 10,311,564 shares issued and outstanding, respectively            105,000        103,000
    Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,612,862 and 15,062,398 shares issued and
      outstanding, respectively                                                        156,000        151,000
    Capital in excess of par value                                                 220,658,000    206,260,000
    Accumulated other comprehensive income                                           3,050,000         62,000
    Retained earnings                                                              147,632,000    110,682,000
                                                                                  ------------   ------------
      Total shareholders' equity                                                   371,601,000    317,258,000
                                                                                  ------------   ------------
      Total liabilities and shareholders' equity                                  $631,302,000   $534,815,000
                                                                                  ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEAR ENDED OCTOBER 31,
                                                        -----------------------------------------------
                                                            2007             2006             2005
                                                        -------------    -------------    -------------
Net sales                                               $ 507,924,000    $ 392,190,000    $ 269,647,000
                                                        -------------    -------------    -------------
Operating costs and expenses:
     Cost of sales                                        330,466,000      249,677,000      168,651,000
     Selling, general, and administrative expenses         91,444,000       75,646,000       56,347,000
                                                        -------------    -------------    -------------
Total operating costs and expenses                        421,910,000      325,323,000      224,998,000
                                                        -------------    -------------    -------------
Operating income                                           86,014,000       66,867,000       44,649,000

Interest expense                                           (3,293,000)      (3,523,000)      (1,136,000)
Interest and other income                                      95,000          639,000          528,000
                                                        -------------    -------------    -------------
Income before income taxes and minority interests          82,816,000       63,983,000       44,041,000

Income tax expense                                         27,530,000       20,900,000       16,100,000
                                                        -------------    -------------    -------------
Income before minority interests                           55,286,000       43,083,000       27,941,000

Minority interests' share of income                        16,281,000       11,195,000        5,129,000
                                                        -------------    -------------    -------------
Net income                                              $  39,005,000    $  31,888,000    $  22,812,000
                                                        =============    =============    =============
Net income per share:
     Basic                                              $        1.52    $        1.27    $         .93
     Diluted                                            $        1.45    $        1.20    $         .87

Weighted average number of common shares outstanding:
     Basic                                                 25,715,899       25,084,532       24,460,185
     Diluted                                               26,931,048       26,597,603       26,323,302

   The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                      ACCUMULATED
                                                         CLASS A      CAPITAL IN         OTHER
                                             COMMON       COMMON       EXCESS OF     COMPREHENSIVE     RETAINED      COMPREHENSIVE
                                              STOCK       STOCK        PAR VALUE     INCOME (LOSS)     EARNINGS         INCOME
                                           ----------   ----------   -------------   -------------   -------------   -------------

Balances as of October 31, 2004            $   99,000   $  143,000   $ 187,950,000   $          --   $  59,210,000
Net income                                         --           --              --              --      22,812,000   $  22,812,000
Foreign currency translation adjustments           --           --              --         (65,000)             --         (65,000)
                                                                                                                     -------------
Comprehensive income                               --           --              --              --              --   $  22,747,000
                                                                                                                     =============
Cash dividends ($.05 per share)                    --           --              --              --      (1,224,000)
Tax benefit from stock option exercises            --           --       2,830,000              --              --
Proceeds from stock option exercises            2,000        2,000       1,742,000              --              --
Stock option compensation expense                  --           --           2,000              --              --
Other                                              --           --          (1,000)             --           1,000
                                           ----------   ----------   -------------   -------------   -------------
Balances as of October 31, 2005               101,000      145,000     192,523,000         (65,000)     80,799,000
Net income                                         --           --              --              --      31,888,000   $  31,888,000
Foreign currency translation adjustments           --           --              --         127,000              --         127,000
                                                                                                                     -------------
Comprehensive income                               --           --              --              --              --   $  32,015,000
                                                                                                                     =============
Cash dividends ($.08 per share)                    --           --              --              --      (2,004,000)
Tax benefit from stock option exercises            --           --       7,300,000              --              --
Proceeds from stock option exercises            2,000        6,000       5,063,000              --              --
Stock option compensation expense                  --           --       1,373,000              --              --
Other                                              --           --           1,000              --          (1,000)
                                           ----------   ----------   -------------   -------------   -------------
Balances as of October 31, 2006               103,000      151,000     206,260,000          62,000     110,682,000
Net income                                         --           --              --              --      39,005,000   $  39,005,000
Foreign currency translation adjustments           --           --              --       2,966,000              --       2,966,000
                                                                                                                     -------------
Comprehensive income                               --           --              --              --              --   $  41,971,000
                                                                                                                     =============
Cash dividends ($.08 per share)                    --           --              --              --      (2,056,000)
Tax benefit from stock option exercises            --           --       6,873,000              --              --
Proceeds from stock option exercises            2,000        5,000       6,868,000              --              --
Stock option compensation expense                  --           --         658,000              --              --
Other                                              --           --          (1,000)         22,000           1,000
                                           ----------   ----------   -------------   -------------   -------------
Balances as of October 31, 2007            $  105,000   $  156,000   $ 220,658,000   $   3,050,000   $ 147,632,000
                                           ==========   ==========   =============   =============   =============

   The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEAR ENDED OCTOBER 31,
                                                                         --------------------------------------------
                                                                             2007            2006            2005
                                                                         ------------    ------------    ------------
Operating Activities:
  Net income                                                             $ 39,005,000    $ 31,888,000    $ 22,812,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          12,167,000      10,565,000       7,409,000
    Deferred income tax provision                                           2,819,000       2,557,000       3,031,000
    Minority interests' share of income                                    16,281,000      11,195,000       5,129,000
    Tax benefit from stock option exercises                                 6,873,000       2,210,000       2,830,000
    Excess tax benefit from stock option exercises                         (5,262,000)     (1,550,000)             --
    Stock option compensation expense                                         658,000       1,373,000           2,000
    Changes in assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                     (13,790,000)     (5,018,000)     (6,852,000)
      Increase in inventories                                             (14,701,000)    (13,148,000)    (10,113,000)
      (Increase) decrease in prepaid expenses and other current assets       (266,000)        431,000        (119,000)
      Increase in trade accounts payable                                    4,265,000       3,696,000       2,301,000
      Increase in accrued expenses and other current liabilities            7,013,000       1,698,000       7,247,000
      Increase in income taxes payable                                      1,523,000         362,000       2,163,000
    Other                                                                     865,000         649,000         (32,000)
                                                                         ------------    ------------    ------------
  Net cash provided by operating activities                                57,450,000      46,908,000      35,808,000
                                                                         ------------    ------------    ------------

Investing Activities:
  Acquisitions and related costs, net of cash acquired                    (48,367,000)    (58,117,000)    (41,500,000)
  Capital expenditures                                                    (12,886,000)     (9,964,000)     (8,273,000)
  Proceeds from sale of building held for sale                                     --              --       3,520,000
  Other                                                                        59,000         520,000         357,000
                                                                         ------------    ------------    ------------
  Net cash used in investing activities                                   (61,194,000)    (67,561,000)    (45,896,000)
                                                                         ------------    ------------    ------------

Financing Activities:
  Borrowings on revolving credit facility                                  46,000,000      59,000,000      37,000,000
  Payments on revolving credit facility                                   (46,000,000)    (38,000,000)    (21,000,000)
  Borrowings on short-term line of credit                                   1,000,000       1,000,000              --
  Payments on short-term line of credit                                    (1,000,000)     (3,000,000)             --
  Cash dividends paid                                                      (2,056,000)     (2,004,000)     (1,224,000)
  Proceeds from stock option exercises                                      6,875,000       5,071,000       1,746,000
  Excess tax benefit from stock option exercises                            5,262,000       1,550,000              --
  Distributions to minority interest owners                                (6,448,000)     (3,306,000)       (653,000)
  Other                                                                       (57,000)        (26,000)       (647,000)
                                                                         ------------    ------------    ------------
  Net cash provided by financing activities                                 3,576,000      20,285,000      15,222,000
                                                                         ------------    ------------    ------------
Effect of exchange rate changes on cash                                       116,000          37,000         (18,000)
                                                                         ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                          (52,000)       (331,000)      5,116,000
Cash and cash equivalents at beginning of year                              4,999,000       5,330,000         214,000
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of year                                 $  4,947,000    $  4,999,000    $  5,330,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

        HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and HEICO Electronic Technologies Corp. ("HEICO Electronic") and their subsidiaries (collectively, the "Company"), is principally engaged in the design, manufacture, and sale of aerospace, defense, and electronics related products and services throughout the United States and internationally. The Company's customer base is primarily the commercial aviation, defense, space, and electronics industries.

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines. In addition, HEICO Aerospace consolidates a joint venture formed in March 2001, which is 16%-owned by American Airlines' parent company, AMR Corporation, a 51%-owned subsidiary, an 80%-owned subsidiary, and a 90%-owned subsidiary. Also, HEICO Electronic consolidates two subsidiaries, which are 80% and 85.75% owned, respectively. (See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.) All significant intercompany balances and transactions are eliminated.

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

ACCOUNTS RECEIVABLE

        Accounts receivable consist of amounts billed and currently due from customers and unbilled costs and estimated earnings related to revenues from certain fixed price contracts recognized on the percentage-of-completion method that has been recognized for accounting purposes, but not yet billed to customers. The valuation of accounts receivable requires that the Company set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense. The Company estimates uncollectible receivables based on such factors as its prior experience, its appraisal of a customer's ability to pay, and economic conditions within and outside of the aviation, defense, space, and electronics industries.

INVENTORY

        Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out or the average cost basis. Losses, if any, are recognized fully in the period when identified.

        The Company periodically evaluates the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns, and expected future demand and estimates the amount necessary to write-down its slow moving, obsolete, or damaged inventory. These estimates could vary significantly from actual requirements based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost. Depreciation and amortization is provided mainly on the straight-line method over the estimated useful lives of the various assets. The Company's property, plant and equipment is depreciated over the following estimated useful lives:

        Buildings and improvements............................   15 to 40 years
        Leasehold improvements................................    2 to 20 years
        Machinery and equipment...............................    3 to 10 years
        Tooling...............................................    2 to 5 years

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

GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company tests goodwill for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any.

        The Company's intangible assets subject to amortization are amortized on the straight-line method over the following estimated useful lives:

        Customer relationships................................  3 to 7 years
        Intellectual property.................................  4 to 10 years
        Licenses..............................................  12 to 17 years
        Non-compete agreements................................  2 to 7 years
        Patents...............................................  5 to 18 years

        The Company's intangible assets not subject to amortization consist of trade names. The Company tests each non-amortizing asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The test consists of a comparison of the fair value of each intangible asset to its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        Based on its annual impairment tests, the Company determined there is no impairment of its goodwill or trade names as of October 31, 2007.

FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses and other current liabilities approximate fair value due to the relatively short maturity of the respective instruments. The carrying value of long-term debt approximates fair market value due to its variable interest rates.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions.

        Investments are stated at fair value based on quoted market prices. Investments that are intended to be held for less than one year are included within prepaid expenses and other current assets in the Company's Consolidated Balance Sheets, while those intended to be held for longer than one year are classified as non-current within other assets. Unrealized gains or losses associated with available-for-sale securities are reported net of tax within other comprehensive income in shareholders' equity. Unrealized gains or losses associated with trading securities are recorded as a component of other income in the Company's consolidated statement of operations

INTEREST RATE SWAP AGREEMENTS

        The Company has previously entered into interest rate swap agreements to manage interest expense related to its revolving credit facility. Interest rate risk associated with the Company's variable rate revolving credit facility is the potential increase in interest expense from an increase in interest rates. A derivative instrument (e.g. interest rate swap agreement) that hedges the variability of cash flows related to a recognized liability is designated as a cash flow hedge.

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

        The Company did not enter into any interest rate swap agreements in fiscal 2007, 2006, or 2005.

PRODUCT WARRANTIES

        Product warranty liabilities are estimated at the time of shipment and recorded as a component of accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets. The amount recognized is based on historical claims cost experience.

REVENUE RECOGNITION

        Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to inventories and/or long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2007, 2006, or 2005. Revenues earned from rendering services represented less than 10% of consolidated net sales for all periods presented.

LONG-TERM CONTRACTS

        Accounts receivable and accrued expenses and other current liabilities include amounts related to the production of products under fixed-price contracts exceeding terms of one year. Revenues are recognized on the percentage-of-completion method for certain of these contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. The percentage of the Company's net sales recognized under the percentage-of-completion method was approximately 3%, 4%, and 6% in fiscal 2007, 2006, and 2005, respectively. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Revenues are recognized on the completed-contract method for certain other contracts. This method is used when the Company does not have adequate historical data to ensure that estimates are reasonably dependable.

        Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.

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

INCOME TAXES

        Income tax expense includes United States and foreign income taxes, plus the provision for United States taxes on undistributed earnings of foreign subsidiaries not deemed to be permanently invested. Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from periods recognized for income tax purposes.

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

FOREIGN CURRENCY TRANSLATION

        All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency are translated at year-end rates of exchange, while revenues and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive income in shareholders' equity.

STOCK BASED COMPENSATION

        Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," as interpreted by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense had only been recorded in the consolidated financial statements for any stock options granted below fair market value of the underlying stock as of the date of grant.

        The Company adopted the modified prospective transition method provided for under SFAS No. 123(R) and, accordingly, prior period results have not been retroactively adjusted. The modified prospective transition method requires that stock-based compensation expense be recorded for (i) all new stock options granted on or after November 1, 2005 based on the grant date fair value determined under the provisions of SFAS No. 123(R) and (ii) all unvested stock options granted prior to November 1, 2005 based on the grant date fair value as determined under the provisions of SFAS No. 123.

        Beginning in fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised ("excess tax benefit") as a financing activity in the Consolidated Statements of Cash Flows as prescribed by SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock option exercises as an operating activity in the Consolidated Statements of Cash Flows. For the fiscal years ended October 31, 2007 and 2006, the excess tax benefit from stock option exercises of $5,262,000 and $1,550,000, respectively, was presented in financing activities in the Company's Consolidated Statements of Cash Flows.

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

        As a result of the adoption of SFAS No. 123(R), the Company's net income for the fiscal years ended October 31, 2007 and 2006 includes compensation expense of $658,000 and $1,373,000, respectively, and an income tax benefit related to the Company's stock options of $165,000 and $391,000, respectively. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

        The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the fiscal year ended October 31, 2005:

         Net income, as reported                                   $ 22,812,000

         Add:  Stock-based employee compensation expense included
         in reported net income, net of tax                               2,000

         Deduct:  Stock-based employee compensation expense
         determined under a fair value method, net of tax            (1,162,000)
                                                                   ------------
         Pro forma net income                                      $ 21,652,000
                                                                   ============

         Net income per share:
           Basic - as reported                                     $        .93
           Basic - pro forma                                       $        .89

           Diluted - as reported                                   $        .87
           Diluted - pro forma                                     $        .82

        Further information regarding stock options can be found in Note 8, Stock Options, of the Notes to Consolidated Financial Statements.

CONTINGENCIES

        Losses for contingencies such as product warranties, litigation, and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income until they have been realized.

NEW ACCOUNTING PRONOUNCEMENTS

        In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change, and instead requires that changes in accounting principle be retrospectively applied unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement applies to all voluntary changes in accounting principle. SFAS No. 154 is effective for changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company's results of operations, financial position, or cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertain income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, or in fiscal 2008 for HEICO. The Company is currently evaluating the impact that the adoption of FIN 48 will have on it results of operations, financial position and cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in accordance with generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations, financial position, and cash flows.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's results of operations, financial position, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company has not yet determined if it will elect to apply any of the provisions of SFAS No. 159 and is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its results of operations, financial position, and cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect that the adoption of SFAS No. 141(R) will have on its results of operations, financial position, and cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This Statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect that the adoption of SFAS No. 160 will have on its results of operations, financial position, and cash flows.

2.   ACQUISITIONS

        In December 2004, the Company, through its HEICO Electronic Technologies Corp. subsidiary ("HEICO Electronic"), acquired substantially all of the assets and assumed certain liabilities of Connectronics Corp. and its affiliate, Wiremax, Ltd. (collectively "Connectronics"). The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. Connectronics is engaged in the production of specialty high voltage interconnection devices and wire primarily for defense applications and other markets.

        In February 2005, the Company, through HEICO Electronic, acquired substantially all of the assets and assumed certain liabilities of Lumina Power, Inc. ("Lumina"). The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. Lumina is engaged in the design and manufacture of power supplies for the laser industry.

        In September 2005, the Company, through HEICO Electronic, acquired an 85% interest in the stock of HVT Group, Inc. ("HVT") with the remaining 15% minority interest held by certain members of HVT's management group. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. The minority interest holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. During fiscal 2007, some of the minority interest holders exercised their option to cause the Company to purchase their aggregate 3% interest over the four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership in the subsidiary by .75% (or one-fourth of such minority interest holders' aggregate interest) to 85.75% effective April 2007. HVT is a provider of very high voltage interconnection devices and cable assemblies for the medical equipment, defense, and industrial markets.

        In September 2005, the Company, through its HEICO Aerospace Holdings Corp. subsidiary ("HEICO Aerospace"), acquired certain assets and assumed certain liabilities in an aerospace and defense product line acquisition, which will be used in the operations of one of its existing subsidiaries. The purchase price was paid in cash provided by operating activities.

        In November 2005, the Company, through HEICO Aerospace, acquired a 51% interest in Seal Dynamics LLC ("Seal LLC"). The remaining 49% interest is principally owned by a member of Seal LLC's management group. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. The Company has the right to purchase the remaining 49% minority interest over a seven-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. Seal LLC is a distributor and designer of FAA-approved hydraulic, pneumatic, mechanical, and electro-mechanical components for the commercial, regional, and general aviation markets.

        In November 2005, the Company, through HEICO Electronic, acquired all of the stock of Engineering Design Team, Inc. and substantially all of the assets of its affiliate (collectively "EDT"). The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. EDT specializes in the design, manufacture, and sale of advanced high-technology, high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems, and test systems to almost any computer. EDT's products are utilized in homeland security, defense, medical, research, astronomical, and other applications across numerous industries.

        In May 2006, the Company, through HEICO Aerospace, acquired all of the stock of Arger Enterprises, Inc. and its related companies (collectively "Arger"). The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. Arger designs and distributes FAA-approved aircraft and engine parts primarily for the commercial aviation market. The Company has since combined the operations of Arger within other subsidiaries of HEICO Aerospace. As of the acquisition date, the Company recognized a $1.8 million restructuring liability as part of the acquisition costs consisting principally of employee termination and relocation costs, moving costs and associated expenses, and contract termination costs. During the remainder of fiscal 2006, $1.1 million of such accrued costs were paid and $.6 million were deemed not necessary and reversed. The remaining $.1 million of costs was paid during the first quarter of fiscal 2007.

        In September 2006, the Company, through HEICO Aerospace, acquired an 80% interest in the business, assets, and certain liabilities of Prime Air, Inc., and its affiliate (collectively "Prime"). Under the transaction, a new subsidiary was formed, Prime Air, LLC ("Prime Air"), which acquired substantially all of the assets and assumed certain liabilities of Prime. Prime Air is owned 80% by the Company and 20% by certain members of Prime's management group. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. The Company has the right to purchase the remaining 20% minority interests beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. Prime Air provides commercial airlines, regional operators, asset management companies, and MRO providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs' spares services.

        During the first quarter of fiscal 2007, the Company, through HEICO Aerospace, acquired an additional 10% of the equity interest in one of its subsidiaries, which increased the Company's ownership interest to 90%. The purchase price was paid using cash provided by operating activities.

        In April 2007, the Company, through HEICO Electronic, acquired all the stock of FerriShield, Inc. ("FerriShield"). The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. FerriShield is engaged in the design and manufacture of Radio Frequency Interference and Electromagnetic Frequency Interference Suppressors for a variety of markets. The Company is in the process of integrating FerriShield into the operations of one of its existing subsidiaries.

        In May 2007, the Company, through HEICO Aerospace, acquired certain assets of a supplier. The acquired assets were integrated into one of its existing subsidiaries and will be utilized to bring certain manufacturing operations in-house. The purchase price was paid using cash provided by operating activities.

        In August 2007, the Company, through HEICO Aerospace, acquired substantially all of the assets and assumed certain liabilities of a U.S. company that designs and manufactures FAA-approved aircraft and engine parts primarily for the commercial aviation market. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility.

        In September 2007, the Company, through HEICO Electronic, acquired all of the stock of EMD Technologies Inc. ("EMD"). The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. Subject to meeting certain earnings objectives during the first five years following the acquisition, the Company may be obligated to pay additional purchase consideration of up to $76.9 million in aggregate. EMD designs and manufactures high voltage energy generators for medical, baggage inspection, and industrial imaging manufacturers and high frequency power delivery systems for the commercial sign industry.

        As part of the purchase agreement associated with certain acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition. During the first quarter of fiscal 2007 and 2006, the Company, through HEICO Electronic, paid $7.3 million and $2.2 million, respectively, of such additional purchase consideration related to acquisitions made in previous years, of which $7.2 million and $2.2 million, respectively, was accrued as of October 31, 2006 and 2005, respectively. The Company accrues an estimate of additional purchase consideration when the earnings objectives are met. As of October 31, 2007, the Company, through HEICO Aerospace and HEICO Electronic, accrued $7.0 million and $4.7 million, respectively, of additional purchase consideration related to prior year acquisitions, which it expects to pay in fiscal 2008. Information regarding additional purchase consideration related to acquisitions may be found in Note 15, Commitments and Contingencies - Acquisitions, of the Notes to Consolidated Financial Statements.

        All of the acquisitions described above were accounted for using the purchase method of accounting. The purchase price of each acquisition was not significant to the Company's consolidated financial statements. The results of operations of each acquired company were included in the Company's results of operations from their effective acquisition date. The pro forma consolidated operating results assuming each fiscal 2005 acquisition had been consummated as of the beginning of the fiscal year would not have been materially different from the reported results. The following table presents the Company's unaudited pro forma consolidated operating results assuming the fiscal 2007 and 2006 acquisitions had been consummated as of the beginning of fiscal 2006. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of the beginning fiscal 2006. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to acquired intangible assets, increased interest expense associated with borrowings to finance the acquisitions, and, when applicable, incremental minority interest in net income.

                                  FOR THE YEAR ENDED OCTOBER 31,
                                 -------------------------------
                                      2007             2006
                                 --------------   --------------
         Net sales               $  522,224,000   $  445,240,000
         Net income              $   38,076,000   $   30,743,000
         Net income per share:
             Basic               $         1.48   $         1.23
             Diluted             $         1.41   $         1.16

        The allocation of the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values as of the date of acquisition. The Company determines the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. The allocation of the purchase price of the fiscal 2007 acquisitions to the tangible and identifiable intangible assets acquired and liabilities assumed in these consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed has been recorded as goodwill (See Note 16, Supplemental Disclosures of Cash Flow Information, of the Notes to Consolidated Financial Statements). The aggregate cost of acquisitions, including payments made in cash and contingent payments, was $48.4 million, $58.1 million, and $41.5 million in fiscal 2007, 2006, and 2005, respectively.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

                                                       AS OF OCTOBER 31,
                                                  ----------------------------
                                                      2007            2006
                                                  ------------    ------------
         Accounts receivable                      $ 84,111,000    $ 67,905,000
         Less:  Allowance for doubtful accounts     (1,712,000)     (2,893,000)
                                                  ------------    ------------
           Accounts receivable, net               $ 82,399,000    $ 65,012,000
                                                  ============    ============

        The $1.2 million decrease in the Company's allowance for doubtful accounts is principally as a result of a sale and associated write-off in the second quarter as well as a write-off during the third quarter of fiscal 2007 of accounts receivable for certain customers in the aviation industry that were fully reserved in fiscal 2005 when the customers filed for bankruptcy. The proceeds from the aforementioned sale did not have a material effect on net income or diluted net income per share.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED PERCENTAGE-OF-COMPLETION CONTRACTS

                                                                       AS OF OCTOBER 31,
                                                                  ----------------------------
                                                                      2007            2006
                                                                  ------------    ------------
      Costs incurred on uncompleted contracts                     $ 21,832,000    $ 16,428,000
      Estimated earnings                                            13,111,000      12,221,000
                                                                  ------------    ------------
                                                                    34,943,000      28,649,000
      Less:  Billings to date                                      (25,661,000)    (21,614,000)
                                                                  ------------    ------------
                                                                  $  9,282,000    $  7,035,000
                                                                  ============    ============
      Included in accompanying Consolidated Balance
        Sheets under the following captions:
          Accounts receivable, net (costs and estimated
           earnings in excess of billings)                        $  9,300,000    $  7,204,000
          Accrued expenses and other current liabilities
           (billings in excess of costs and estimated earnings)        (18,000)       (169,000)
                                                                  ------------    ------------
                                                                  $  9,282,000    $  7,035,000
                                                                  ============    ============

        Changes in estimates did not have a material effect on net income or diluted net income per share in fiscal 2007, 2006, or 2005.

INVENTORIES

                                                        AS OF OCTOBER 31,
                                                   ----------------------------
                                                       2007            2006
                                                   -------------   ------------
      Finished products                            $  61,592,000   $ 52,245,000
      Work in process                                 15,406,000     13,805,000
      Materials, parts, assemblies, and supplies      38,772,000     31,233,000
                                                   -------------   ------------
      Inventories, net                             $ 115,770,000   $ 97,283,000
                                                   =============   ============

        Inventories related to long-term contracts were not significant as of October 31, 2007 and 2006.

PROPERTY, PLANT AND EQUIPMENT

                                                       AS OF OCTOBER 31,
                                                 ------------------------------
                                                     2007             2006
                                                 -------------    -------------
Land                                             $   3,656,000    $   3,155,000
Buildings and improvements                          30,732,000       27,724,000
Machinery, equipment and tooling                    65,242,000       59,052,000
Construction in progress                             6,339,000        3,796,000
                                                 -------------    -------------
                                                   105,969,000       93,727,000
Less: Accumulated depreciation and amortization    (50,415,000)     (44,238,000)
                                                 -------------    -------------
  Property, plant and equipment, net             $  55,554,000    $  49,489,000
                                                 =============    =============

        The amounts set forth above include tooling costs having a net book value of $4,165,000 and $3,910,000 as of October 31, 2007 and 2006,
respectively. Amortization expense on capitalized tooling was $1,448,000, $1,304,000, and $1,346,000 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively. Expenditures for capitalized tooling costs were $1,634,000, $1,363,000, and $885,000 in fiscal 2007, 2006, and 2005, respectively.

        Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $6,678,000, $5,786,000, and $5,574,000 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively.

        Included in the Company's property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements. The rotables are stated at a net book value of $1,195,000 and $2,710,000 as of October 31, 2007 and 2006, respectively.
Under the terms of the agreements, the customers may purchase the equipment at specified prices, which are no less than net book value, upon termination of the agreements. The equipment is currently being depreciated over its estimated life.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                     AS OF OCTOBER 31,
                                                                ---------------------------
                                                                    2007           2006
                                                                ------------   ------------
      Accrued employee compensation and related payroll taxes   $ 21,551,000   $ 17,546,000
      Accrued additional purchase consideration                   11,736,000      7,180,000
      Accrued customer rebates and credits                        10,452,000      9,066,000
      Other                                                       10,139,000      7,711,000
                                                                ------------   ------------
        Accrued expenses and other current liabilities          $ 53,878,000   $ 41,503,000
                                                                ============   ============

OTHER NON-CURRENT LIABILITIES

        Other non-current liabilities include deferred compensation of $5,201,000 and $4,999,000 as of October 31, 2007 and 2006, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees. The Company makes no contributions to this plan. The assets of this plan related to this deferred compensation liability are held within an irrevocable trust and classified within other assets (long-term) in the accompanying Consolidated Balance Sheets.

        During fiscal 2006, the Company established the HEICO Corporation Leadership Compensation Plan ("LCP"), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. The LCP was effective October 1, 2006 and provides eligible employees, officers, and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards, and directors fees, as applicable, on a pre-tax basis. The Company matches 50% of the first 6% of base salary deferred by each participant. While the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions. The Company's matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP. Company contributions to the Plan charged to income in fiscal 2007 and fiscal 2006 totaled $2,119,000 and $985,000, respectively. In the accompanying Consolidated Balance Sheets, $688,000 was included in accrued expenses and other current liabilities and $4,586,000 in other non-current liabilities as of October 31, 2007, and $985,000 was included in accrued expenses and other current liabilities as of October 31, 2006. The assets of the LCP, totaling $4,559,000 as of October 31, 2007, are classified within other assets (long-term) and represent cash surrender values of life insurance policies that are held within an irrecoverable trust that may be used to satisfy the obligations under the LCP.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill during fiscal 2007 and 2006 by operating segment are as follows:

                                                       SEGMENT
                                            ------------------------------    CONSOLIDATED
                                                 FSG              ETG            TOTALS
                                            -------------    -------------    -------------
Balances as of October 31, 2005             $ 139,343,000    $ 108,886,000    $ 248,229,000
Goodwill acquired                              17,325,000        3,118,000       20,443,000
Accrued additional purchase consideration              --        7,180,000        7,180,000
Adjustments to goodwill                           536,000       (1,272,000)        (736,000)
                                            -------------    -------------    -------------
Balances as of October 31, 2006               157,204,000      117,912,000      275,116,000
Goodwill acquired                               6,210,000       16,550,000       22,760,000
Accrued additional purchase consideration       7,000,000        4,736,000       11,736,000
Foreign currency translation adjustment                --        1,354,000        1,354,000
Adjustments to goodwill                          (725,000)         261,000         (464,000)
                                            -------------    -------------    -------------
Balances as of October 31, 2007             $ 169,689,000    $ 140,813,000    $ 310,502,000
                                            =============    =============    =============

        The goodwill acquired and accrued additional purchase consideration recognized during fiscal 2007 and 2006 are a result of the Company's acquisitions described in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. The foreign currency translation adjustment reflects the weakening of the United States dollar relative to the Canadian dollar subsequent to the fiscal 2007 acquisition of a Canadian-based subsidiary. This unrealized translation gain is included in other comprehensive income in the Company's Consolidated Statements of Shareholders' Equity and Comprehensive Income. Adjustments to goodwill during fiscal 2007 and 2006 consist primarily of final purchase price adjustments related to the preliminary allocation of the purchase price during the allocation period for certain prior year acquisitions to the assets acquired and liabilities assumed. The Company estimates that approximately $30 million and $26 million of the goodwill recognized in fiscal 2007 and 2006, respectively, will be deductible for income tax purposes.

        Identifiable intangible assets consist of:

                                    AS OF OCTOBER 31, 2007                          AS OF OCTOBER 31, 2006
                         ---------------------------------------------   ---------------------------------------------
                             GROSS                            NET            GROSS                            NET
                           CARRYING       ACCUMULATED      CARRYING        CARRYING       ACCUMULATED      CARRYING
                            AMOUNT       AMORTIZATION       AMOUNT          AMOUNT       AMORTIZATION       AMOUNT
                         -------------   -------------   -------------   -------------   -------------   -------------
Amortizing Assets:
Customer relationships   $  19,784,000   ($  4,912,000)  $  14,872,000   $  13,595,000   ($  2,138,000)  $  11,457,000
Intellectual property        6,204,000      (1,066,000)      5,138,000       1,992,000        (498,000)      1,494,000
Licenses                     1,000,000        (400,000)        600,000       1,000,000        (326,000)        674,000
Non-compete agreements         937,000        (628,000)        309,000         800,000        (434,000)        366,000
Patents                        560,000        (132,000)        428,000         560,000        (102,000)        458,000
                         -------------   -------------   -------------   -------------   -------------   -------------
                            28,485,000      (7,138,000)     21,347,000      17,947,000      (3,498,000)     14,449,000
Non-Amortizing Assets:
Trade names                 13,986,000              --      13,986,000       7,562,000              --       7,562,000
                         -------------   -------------   -------------   -------------   -------------   -------------
                         $  42,471,000   ($  7,138,000)  $  35,333,000   $  25,509,000   ($  3,498,000)  $  22,011,000
                         =============   =============   =============   =============   =============   =============

        The increase in the gross carrying amount of identifiable intangible assets as of October 31, 2007 compared to October 31, 2006 principally relates to such intangible assets recognized in connection with recent acquisitions as well as the effect of a foreign currency translation adjustment (see Note 2, Acquisitions, and Note 16, Supplemental Disclosures of Cash Flow Information, of the Notes to Consolidated Financial Statements). The weighted average amortization period of the customer relationships, intellectual property, and non-compete agreements recognized in fiscal 2007 is approximately six years, ten years, and six years, respectively.

        Amortization expense of other intangible assets was $3,647,000, $3,057,000, and $193,000 for the fiscal years ended October 31, 2007, 2006, and 2005, respectively. Amortization expense for each of the next five fiscal years is expected to be $4,915,000 in fiscal 2008, $4,302,000 in fiscal 2009, $3,788,000 in fiscal 2010, $3,105,000 in fiscal 2011, and $2,352,000 in fiscal
2012.

5.   SHORT-TERM AND LONG-TERM DEBT

        In July 2007, one of the Company's subsidiaries extended a short-term line of credit with a bank in the amount of $5.0 million, which now expires in June 2008. The line of credit may be used for inventory purchases and other working capital needs and is secured by all the assets of the subsidiary. Advances under the line of credit bear interest at the subsidiary's choice of the "Prime Rate Advance" (prime rate less .75%) or "LIBOR Advance" (LIBOR rate plus .75%). As of October 31, 2007 and 2006, no borrowings were outstanding under the line of credit.

        Long-term debt consists of:

                                                        AS OF OCTOBER 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------
Borrowings under revolving credit facility         $ 53,000,000    $ 53,000,000
Industrial Development Revenue Refunding
  Bonds - Series 1988                                 1,980,000       1,980,000
Notes payable, capital leases and equipment loans       972,000          81,000
                                                   ------------    ------------
                                                     55,952,000      55,061,000
Less:  Current maturities of long-term debt          (2,187,000)        (39,000)
                                                   ------------    ------------
                                                   $ 53,765,000    $ 55,022,000
                                                   ============    ============

        The aggregate amount of long-term debt maturing in each of the next five fiscal years is $2,187,000 in fiscal 2008, $289,000 in fiscal 2009, $53,263,000 in fiscal 2010, $145,000 in fiscal 2011, and $45,000 in fiscal 2012.

REVOLVING CREDIT FACILITY

        In August 2005, the Company amended its revolving credit facility by entering into a $130 million Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which expires in August 2010. The Credit Facility includes a feature that will allow the Company to increase the Credit Facility, at its option, up to an aggregate amount of $175 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures, and to finance acquisitions. In July 2006, the Company amended the Credit Facility principally to include a less restrictive covenant regarding requisite approval of acquisitions by the bank syndicate. The prior covenant relating to approval by the bank syndicate of acquisitions in excess of an aggregate of $50 million over any twelve-month period was eliminated provided the Company maintains an agreed upon, or lower, leverage ratio. Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate ("LIBOR") plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest, and non-cash charges or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins range from .75% to 2.00% for LIBOR based borrowings and from .00% to .50% for Base Rate based borrowings. A fee is charged on the amount of the unused commitment ranging from .20% to ..50% (depending on the Company's leverage ratio). The Credit Facility also includes a $10 million swingline sublimit and a $15 million sublimit for letters of credit. The Credit Facility is secured by substantially all assets other than real property of the Company and its subsidiaries and contains covenants that require, among other things, the maintenance of the leverage ratio and a fixed charge coverage ratio as well as minimum net worth requirements.

        As of October 31, 2007 and 2006, the Company had a total of $53 million borrowed under its revolving credit facility at weighted average interest rates of 5.8% and 6.1%, respectively. The amounts were primarily borrowed to fund acquisitions (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements). The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2007, the Company was in compliance with all such covenants.

INDUSTRIAL DEVELOPMENT REVENUE BONDS

        The industrial development revenue bonds outstanding as of October 31, 2007 represent bonds issued by Broward County, Florida in 1988 (the "1988 bonds"). The 1988 bonds are due April 2008 and bear interest at a variable rate calculated weekly (3.3% and 3.6% as of October 31, 2007 and 2006, respectively). The 1988 bonds as amended are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

6.   INCOME TAXES

        The provision for income taxes on income before income taxes and minority interests for each of the three fiscal years ended October 31 is as follows:

                                       2007           2006           2005
                                   ------------   ------------   ------------
        Current:
          Federal                  $ 20,688,000   $ 15,301,000   $ 11,346,000
          State                       3,746,000      2,780,000      1,667,000
          Foreign                       277,000        262,000         56,000
                                   ------------   ------------   ------------
                                     24,711,000     18,343,000     13,069,000
        Deferred                      2,819,000      2,557,000      3,031,000
                                   ------------   ------------   ------------
        Total income tax expense   $ 27,530,000   $ 20,900,000   $ 16,100,000
                                   ============   ============   ============

        The following table reconciles the federal statutory tax rate to the Company's effective tax rate for each of the three fiscal years ended October 31:

                                                                            2007       2006       2005
                                                                           ------     ------     ------
Federal statutory tax rate                                                   35.0%      35.0%      35.0%
State taxes, less applicable federal income tax reduction                     3.3        3.5        3.2
Net tax benefit on minority interests' share of income                       (3.4)      (2.7)       (.5)
Net tax benefit on qualified research and development activities claimed     (1.8)      (2.4)        --
Net tax benefit on export sales                                               (.2)      (1.3)      (1.8)
Other, net                                                                    0.3        0.6        0.7
                                                                           ------     ------     ------
  Effective tax rate                                                         33.2%      32.7%      36.6%
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

                                                       AS OF OCTOBER 31,
                                                -------------------------------
                                                     2007             2006
                                                --------------   --------------
   Deferred tax assets:
     Inventories                                $    6,791,000   $    5,650,000
     Deferred compensation liability                 4,603,000        2,289,000
     Customer rebates accrual                          875,000          800,000
     Allowance for doubtful accounts receivable        526,000          895,000
     Other                                           3,454,000        2,764,000
                                                --------------   --------------
       Total deferred tax assets                    16,249,000       12,398,000
                                                --------------   --------------
   Deferred tax liabilities:
     Intangible asset amortization                  37,252,000       27,016,000
     Accelerated depreciation                        3,194,000        3,670,000
     Other                                             964,000          455,000
                                                --------------   --------------
       Total deferred tax liabilities               41,410,000       31,141,000
                                                --------------   --------------
       Net deferred tax liability               $  (25,161,000)  $  (18,743,000)
                                                ==============   ==============

        The net deferred tax liability is classified in the accompanying Consolidated Balance Sheets as follows:

                                            AS OF OCTOBER 31,
                                     -------------------------------
                                          2007             2006
                                     --------------   --------------
        Current asset                $   10,135,000   $    9,309,000
        Long-term liability              35,296,000       28,052,000
                                     --------------   --------------
        Net deferred tax liability   $  (25,161,000)  $  (18,743,000)
                                     ==============   ==============

        The increase in the net deferred tax liability from $18.7 million as of October 31, 2006 to $25.2 million as of October 31, 2007 is principally due to the $2.8 million deferred income tax expense for fiscal 2007, $3.3 million in net deferred tax liabilities recognized through purchase accounting in connection with recent acquisitions, and $.3 million from foreign currency translation adjustments. In fiscal 2006 and 2005, the Company recorded $.9 million and $1.6 million, respectively, in net deferred tax liabilities in connection with acquisitions. The net deferred tax liabilities recognized principally relate to differences between the assigned values and the tax bases of identifiable intangible assets and property, plant and equipment acquired.

        In 1999 - 2002, certain individual holders of non-qualified stock options issued by the Company exchanged these options for annuity contracts. As a result, the recognition of compensation income otherwise reportable upon the exercise or transfer of stock options was deferred by the individual holders. Based on agreements between the individuals, the Company and the Internal Revenue Service, the remaining deferred compensation income was accelerated and reported by the individuals. As a result, the Company's corresponding compensation deduction benefit was recognized in its fiscal 2005 income tax return. The Company recorded a $5.1 million tax benefit from stock option exercises during 2006 by increasing capital in excess of par value, a component of shareholders' equity, and decreasing income taxes payable.

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

        In December 2006, Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," was retroactively extended for two years to cover the period from January 1, 2006 to December 31, 2007. As a result, the Company recognized an income tax credit for qualified research and development activities in fiscal 2007 for the full fiscal 2006 year. The tax credit, net of expenses, increased net income by approximately $.5 million for the fiscal year ended October 31, 2007.

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

SHARE REPURCHASES

        The Company did not repurchase any shares of its common stock in fiscal 2007, 2006, or 2005.

8.   STOCK OPTIONS

        The Company currently has two stock option plans, the 2002 Stock Option Plan ("2002 Plan") and the Non-Qualified Stock Option Plan, under which stock options may be granted. The Company's 1993 Stock Option Plan ("1993 Plan") terminated in March 2003 on the tenth anniversary of its effective date. No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms. In addition, the Company granted stock options to a former shareholder of an acquired business pursuant to an employment agreement entered into in connection with the acquisition in fiscal 1999. A total of 2,038,233 shares of the Company's stock are reserved for issuance to employees, directors, officers, and consultants as of October 31, 2007, including 1,875,330 shares currently under option and 162,904 shares available for future grants. Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options are granted with an exercise price of not less than 100% of the fair market value of the Company's common stock as of date of grant (110% thereof in certain cases) and are exercisable in percentages specified as of the date of grant over a period up to ten years. Only employees are eligible to receive incentive stock options. Non-qualified stock options under the 2002 Plan may be granted at less than fair market value and may be immediately exercisable. Options granted under the Non-Qualified Stock Option Plan may be granted with an exercise price of no less than the fair market value of the Company's common stock as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant. The options granted pursuant to the 2002 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee in its sole discretion. The stock options granted to a former shareholder of an acquired business were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant. Options under all stock option plans expire not later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

        Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

                                                         SHARES UNDER OPTION
                                                     ----------------------------
                                                                       WEIGHTED
                                        SHARES                         AVERAGE
                                      AVAILABLE                        EXERCISE
                                      FOR GRANT         SHARES          PRICE
                                     ------------    ------------    -----------
Outstanding as of October 31, 2004        157,303       4,035,267    $       9.20
Granted                                    (1,000)          1,000    $      19.08
Cancelled                                      --         (82,637)   $      13.38
Exercised                                      --        (364,950)   $       5.36
                                     ------------    ------------
Outstanding as of October 31, 2005        156,303       3,588,680    $       9.50
Granted                                        --              --    $         --
Cancelled                                   6,380         (10,371)   $       8.96
Exercised                                      --        (844,291)   $       7.34
                                     ------------    ------------
Outstanding as of October 31, 2006        162,683       2,734,018    $      10.16
Granted                                        --              --    $         --
Cancelled                                     221         (16,787)   $      13.11
Exercised                                      --        (841,901)   $      10.94
                                     ------------    ------------
Outstanding as of October 31, 2007        162,904       1,875,330    $       9.79
                                     ============    ============

        Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2007 is as follows:

COMMON STOCK

                                    OPTIONS OUTSTANDING
                  ----------------------------------------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                   WEIGHTED       REMAINING      AGGREGATE
   RANGE OF         NUMBER         AVERAGE       CONTRACTUAL     INTRINSIC
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   LIFE (YEARS)      VALUE
---------------   -----------   --------------   ------------   ------------
$ 1.16 - $ 2.90       111,182   $         1.84             .9   $  5,848,000
$ 2.91 - $ 7.00            --   $           --             --             --
$ 7.01 - $12.00       431,500   $         9.21            5.1     19,517,000
$12.01 - $21.92       443,450   $        14.02            3.3     17,925,000
                  -----------                                   ------------
                      986,132   $        10.54            3.8   $ 43,290,000
                  ===========                                   ============

                                     OPTIONS EXERCISABLE
                  ----------------------------------------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                   WEIGHTED       REMAINING      AGGREGATE
   RANGE OF         NUMBER         AVERAGE       CONTRACTUAL     INTRINSIC
EXERCISE PRICES   EXERCISABLE   EXERCISE PRICE   LIFE (YEARS)      VALUE
---------------   -----------   --------------   ------------   ------------
$ 1.16 - $ 2.90       111,182   $         1.84             .9   $  5,848,000
$ 2.91 - $ 7.00            --   $           --             --             --
$ 7.01 - $12.00       375,499   $         9.41            5.1     16,908,000
$12.01 - $21.92       443,450   $        14.02            3.3     17,925,000
                  -----------                                   ------------
                      930,131   $        10.70            3.7   $ 40,681,000
                  ===========                                   ============

CLASS A COMMON STOCK

                                    OPTIONS OUTSTANDING
                  ----------------------------------------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                   WEIGHTED       REMAINING      AGGREGATE
   RANGE OF         NUMBER         AVERAGE       CONTRACTUAL     INTRINSIC
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   LIFE (YEARS)      VALUE
---------------   -----------   --------------   ------------   ------------
$ 1.16 - $ 2.90        95,795   $         1.71             .9   $  3,987,000
$ 2.91 - $ 7.00        96,690   $         5.54            5.4      3,654,000
$ 7.01 - $12.00       451,854   $         8.12            4.7     15,911,000
$12.01 - $21.92       244,859   $        14.71            2.9      7,008,000
                  -----------                                   ------------
                      889,198   $         8.96            3.8   $ 30,560,000
                  ===========                                   ============

                                     OPTIONS EXERCISABLE
                  ----------------------------------------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                   WEIGHTED       REMAINING      AGGREGATE
   RANGE OF         NUMBER         AVERAGE       CONTRACTUAL     INTRINSIC
EXERCISE PRICES   EXERCISABLE   EXERCISE PRICE   LIFE (YEARS)      VALUE
---------------   -----------   --------------   ------------   ------------
$ 1.16 - $ 2.90        95,795   $         1.71             .9   $  3,987,000
$ 2.91 - $ 7.00        71,390   $         5.54            5.4      2,698,000
$ 7.01 - $12.00       440,313   $         8.12            4.6     15,505,000
$12.01 - $21.92       240,259   $        14.73            2.8      6,872,000
                  -----------                                   ------------
                      847,757   $         9.05            3.8   $ 29,062,000
                  ===========                                   ============

        The aggregate intrinsic values in the tables above are calculated based on the difference between the closing price per share of the underlying common stock as reported on the New York Stock Exchange as of October 31, 2007 less the option exercise price (if a positive spread) multiplied by the number of stock options.

        If there were a change in control of the Company, options outstanding for an additional 30,854 shares of Common Stock and 33,334 shares of Class A Common Stock would become immediately exercisable.

        The following table provides information concerning stock options exercised during the fiscal years ended October 31:

                                                        2007           2006
                                                    ------------   ------------
Cash proceeds from stock option exercises           $  6,875,000   $  5,071,000
Tax benefit realized from stock option exercises       6,873,000      1,385,000
Intrinsic value of stock option exercises             20,900,000     16,105,000

        Effective as of November 1, 2005, the Company generally recognizes stock option compensation expense ratably over the vesting period. As of October 31, 2007, there was $159,000 of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately .7 years.

        The Company did not grant any stock options in fiscal 2007 or 2006. In fiscal 2005, there were no grants of Common Stock options. The estimated weighted average fair value of the Class A Common Stock options granted in fiscal 2005 was $9.16 and was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions: an expected stock price volatility of 43.84%, a risk-free interest rate of 4.09%, a dividend yield of .38%, and an expected option life of six years.

9.   RETIREMENT PLANS

        The Company has a qualified defined contribution retirement plan (the "Plan") under which eligible employees of the Company and its participating subsidiaries may make Elective Deferral Contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code. The Company generally makes a 25% or 50% Employer Matching Contribution, as determined by the Board of Directors, based on a participant's Elective Deferral Contribution up to 6% of the participant's Compensation for the Elective Deferral Contribution period. The Employer Matching Contribution may be contributed to the Plan in the form of the Company's common stock or cash, as determined by the Company. The Company's match of a portion of a participant's contribution is invested in Company common stock and is based on the fair market value of the shares as of the date of contribution. The Plan also provides that the Company may contribute to the Plan additional amounts in its common stock or cash at the discretion of the Board of Directors. Employee contributions can not be invested in Company common stock.

        Participants receive 100% vesting of employee contributions and cash dividends received on Company common stock. Vesting in Company contributions is based on a participant's number of years of vesting service. Contributions to the Plan charged to income in fiscal 2007, 2006, and 2005 totaled $164,000, $170,000, and $148,000, respectively. Company contributions are made with the use of forfeited shares within the Plan. As of October 31, 2007, the Plan held approximately 150,000 forfeited shares of Common Stock and 165,000 forfeited shares of Class A Common Stock, which are available to make future Company contributions.

        In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 2007, 2006, and 2005 were not material to the financial position of the Company. During fiscal 2007, 2006, and 2005, $20,000, $64,000, and $59,000, respectively, were expensed for this plan.

10.  RESEARCH AND DEVELOPMENT EXPENSES

        Cost of sales amounts in fiscal 2007, 2006, and 2005 include approximately $16.5 million, $15.3 million, and $11.3 million, respectively, of new product research and development expenses.

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

12.  NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for each of the three fiscal years ended October 31:

                                                             2007           2006           2005
                                                         ------------   ------------   ------------
Numerator:
  Net income                                             $ 39,005,000   $ 31,888,000   $ 22,812,000
                                                         ============   ============   ============

Denominator:
  Weighted average common shares outstanding - basic       25,715,899     25,084,532     24,460,185
  Effect of dilutive stock options                          1,215,149      1,513,071      1,863,117
                                                         ------------   ------------   ------------
  Weighted average common shares outstanding - diluted     26,931,048     26,597,603     26,323,302
                                                         ============   ============   ============

Net income per share - basic                             $       1.52   $       1.27   $        .93
Net income per share - diluted                           $       1.45   $       1.20   $        .87

Anti-dilutive stock options excluded                               --         12,540        181,760

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                         FIRST          SECOND         THIRD          FOURTH
                        QUARTER        QUARTER        QUARTER         QUARTER
                      ------------   ------------   ------------   ------------
Net sales:
    2007              $113,684,000   $121,215,000   $133,155,000   $139,870,000
    2006                88,101,000     92,092,000    102,172,000    109,825,000
Gross profit:
    2007                37,488,000     43,667,000     47,705,000     48,598,000
    2006                32,052,000     33,536,000     37,585,000     39,340,000
Net income:
    2007                 7,921,000      9,407,000     10,914,000     10,763,000
    2006                 6,749,000      7,542,000      8,276,000      9,321,000

Net income per share:
  Basic:
    2007              $        .31   $        .37   $        .42   $        .41
    2006                       .27            .30            .33            .37
  Diluted:
    2007                       .30            .35            .40            .40
    2006                       .26            .28            .31            .35

        During the third and fourth quarters of fiscal 2006, the Company recognized the benefit of a tax credit (net of related expenses) for qualified research and development activities claimed for certain prior years, which increased net income by $235,000 and $767,000, respectively, or $.01 and $.03 per diluted share, respectively.

        During the first and second quarters of fiscal 2007, the Company recorded the benefit of a tax credit (net of related expenses) for qualified research and development activities recognized for fiscal 2006 pursuant to the retroactive extension in December 2006 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code, which increased net income by $332,000 and $167,000, respectively, or by $.01 each per diluted share.

        Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year may not equal the sum of the four individual quarters.

14.  OPERATING SEGMENTS

        The Company has two operating segments: the Flight Support Group ("FSG") consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic and its subsidiaries. The Flight Support Group designs, manufactures, repairs and distributes jet engine and aircraft component replacement parts. The parts and services are approved by the FAA. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government. The Electronic Technologies Group designs and manufactures electronic, microwave, and electro-optical equipment and components, high-speed interface products, high voltage interconnection devices, and high voltage advanced power electronics products primarily for the aviation, defense, space, homeland security, electronics, and medical industries.

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

                                                                          OTHER,
                                                                         PRIMARILY
                                                                       CORPORATE AND    CONSOLIDATED
                                            FSG             ETG        INTERSEGMENT        TOTALS
                                       -------------   -------------   -------------    -------------
For the year ended October 31, 2007:
  Net sales                            $ 383,911,000   $ 124,035,000   $     (22,000)   $ 507,924,000
  Depreciation and amortization            8,047,000       3,786,000         334,000       12,167,000
  Operating income                        67,408,000      33,870,000     (15,264,000)      86,014,000
  Capital expenditures                    10,146,000       2,300,000         440,000       12,886,000
  Total assets                           379,433,000     230,448,000      21,421,000      631,302,000

For the year ended October 31, 2006:
  Net sales                            $ 277,255,000   $ 115,021,000   $     (86,000)   $ 392,190,000
  Depreciation and amortization            6,822,000       3,437,000         306,000       10,565,000
  Operating income                        46,840,000      34,026,000     (13,999,000)      66,867,000
  Capital expenditures                     8,189,000       1,607,000         168,000        9,964,000
  Total assets                           337,020,000     180,359,000      17,436,000      534,815,000

For the year ended October 31, 2005:
  Net sales                            $ 191,989,000   $  77,821,000   $    (163,000)   $ 269,647,000
  Depreciation and amortization            5,875,000       1,117,000         417,000        7,409,000
  Operating income                        32,795,000      20,978,000      (9,124,000)      44,649,000
  Capital expenditures                     7,459,000         763,000          51,000        8,273,000
  Total assets                           259,957,000     159,123,000      16,544,000      435,624,000

MAJOR CUSTOMER AND GEOGRAPHIC INFORMATION

        No one customer accounted for 10% or more of the Company's consolidated net sales during the last three fiscal years. The Company's net sales originating and long-lived assets held outside of the United States during each of the last three fiscal years were not material.

        The Company markets its products and services in over 100 countries. Other than in the United States, the Company does not conduct business in any other country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Company's sales to customers between those in the United States and those in other locations for each of the three fiscal years ended October 31 as follows:

                                   2007            2006            2005
                               -------------   -------------   -------------
        United States          $ 365,588,000   $ 284,048,000   $ 199,855,000
        Other                    142,336,000     108,142,000      69,792,000
                               -------------   -------------   -------------
        Total                  $ 507,924,000   $ 392,190,000   $ 269,647,000
                               =============   =============   =============

15.  COMMITMENTS AND CONTINGENCIES

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

        Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

            Year ending October 31,
            2008.......................................  $  4,682,000
            2009.......................................     3,618,000
            2010.......................................     3,281,000
            2011.......................................     2,420,000
            2012.......................................     2,034,000
            Thereafter.................................     9,892,000
                                                          -----------
            Total minimum lease commitments............  $ 25,927,000
                                                          ===========

        Total rent expense charged to operations for operating leases in fiscal 2007, 2006, and 2005 amounted to $4,221,000, $3,409,000 and $2,679,000, respectively.

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

PRODUCT WARRANTY

        Changes in the Company's product warranty liability for fiscal 2007 and 2006 are as follows:

          Balance as of October 31, 2005   $   395,000
          Acquired warranty liabilities         15,000
          Accruals for warranties              635,000
          Warranty claims settled             (511,000)
                                           -----------
          Balance as of October 31, 2006       534,000
          Acquired warranty liabilities         52,000
          Accruals for warranties            1,451,000
          Warranty claims settled             (856,000)
                                           -----------
          Balance as of October 31, 2007   $ 1,181,000
                                           ===========

        The acquired warranty liabilities pertain to the acquisitions made as further discussed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

ACQUISITIONS

        Pursuant to the purchase agreement related to the acquisition of an 80% interest in a subsidiary by the FSG in fiscal 2001, the Company acquired an additional 10% of the equity interests of the subsidiary in fiscal 2007. The Company has the right to purchase the remaining 10% of the equity interests in fiscal 2011, or sooner under certain conditions, and the minority interest holder has the right to cause the Company to purchase the same equity interest in the same period.

        As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the Company has the right to purchase the minority interests beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase their interests commencing on approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

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

        As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority interest holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. In fiscal 2007, some of the minority interest holders exercised their option to cause the Company to purchase their aggregate 3% interest over the four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership interest in the subsidiary by .75% (or one-fourth of such minority interest holders' aggregate interest) to 85.75% effective April 2007.

        As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

        As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional purchase consideration up to $17.8 million and $19.2 million, respectively, based on the subsidiary's fiscal 2008 and 2009 respective earnings relative to target. The additional purchase consideration will be accrued when the earnings objectives are met and payable in the subsequent fiscal year.

        As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the minority interests beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

        As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to $76.9 million in aggregate should the subsidiary meet certain earnings objectives during the first five years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met.

LITIGATION

        The Company is involved in various legal actions arising in the normal course of business. Based upon the Company's and its legal counsel's evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

16.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash paid for interest was $3,287,000, $3,459,000, and $1,062,000 in fiscal 2007, 2006, and 2005, respectively. Cash paid for income taxes was $16,572,000, $15,823,000, and $8,176,000 in fiscal 2007, 2006, and 2005, respectively. Cash received from income tax refunds in fiscal 2007, 2006, and 2005 was $243,000, $51,000, and $101,000, respectively.

        Cash investing activities related to acquisitions, including contingent purchase price payments to previous owners of acquired businesses and any adjustments to the preliminary allocation of the purchase price of prior year acquisitions to the assets acquired and liabilities assumed for each of the three fiscal years ended October 31, is as follows:

                                                              2007             2006             2005
                                                          -------------    -------------    -------------
Fair value of assets acquired:
   Liabilities assumed                                    $   7,460,000    $  13,937,000    $   5,202,000
   Minority interests in consolidated subsidiaries             (412,000)       6,301,000               --
   Less:
     Goodwill                                                22,296,000       19,707,000       28,510,000
     Identifiable intangible assets                          15,902,000       19,640,000        4,210,000
     Accrued additional purchase consideration                7,180,000        3,045,000               --
     Inventories, net                                         3,539,000       21,342,000        4,645,000
     Accounts receivable, net                                 2,569,000       12,213,000        4,055,000
     Property, plant, and equipment                           2,142,000          690,000        4,904,000
     Other assets                                             1,787,000        1,718,000          378,000
                                                          -------------    -------------    -------------
   Acquisitions and related costs, net of cash acquired   $ (48,367,000)   $ (58,117,000)   $ (41,500,000)
                                                          =============    =============    =============

        In connection with certain acquisitions, the Company accrued additional purchase consideration aggregating $11.7 million, $7.2 million, and $3.0 million in fiscal 2007, 2006 and 2005, respectively, which was allocated to goodwill (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements).

        There were no significant capital lease and/or other equipment financing activities during fiscal 2007, 2006, or 2005.

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

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        Deloitte & Touche LLP's attestation report on the Company's internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

ITEM 9B.   OTHER INFORMATION

        Not applicable.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, as well as information concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission ("Commission") within 120 days after the close of fiscal 2007.

        Information concerning the Executive Officers of the Company is set forth in Item 1 of Part I hereof under the caption "Executive Officers of the Registrant."

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or controller and persons performing similar functions. The code of ethics is located on the Company's Internet web site at http://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the Company's web site.

ITEM 11.   EXECUTIVE COMPENSATION

        Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2007.

        Equity compensation plan information is set forth in Item 5 of Part II hereof under the caption "Equity Compensation Plan Information."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE

        Information concerning certain relationships and related transactions, and director independence is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2007.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning the principal accountant's fees and services is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2007.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   FINANCIAL STATEMENTS

        The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                            PAGE
                                                                            ----
Management's Report on Internal Control Over Financial Reporting.............40
Reports of Independent Registered Public Accounting Firm.....................41
Consolidated Balance Sheets as of October 31, 2007 and 2006..................44
Consolidated Statements of Operations for the years ended October 31, 2007,
   2006, and 2005............................................................45
Consolidated Statements of Shareholders' Equity and Comprehensive Income
   for the years ended October 31, 2007, 2006, and 2005......................46
Consolidated Statements of Cash Flows for the years ended October 31, 2007,
   2006, and 2005............................................................47
Notes to Consolidated Financial Statements...................................48

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

(a)(3)   EXHIBITS

EXHIBIT      DESCRIPTION
-------      ------------------------------------------------------------------
  2.1    --  Amended and Restated Agreement of Merger and Plan of
             Reorganization, dated as of March 22, 1993, by and among HEICO
             Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant's
             Registration Statement on Form S-4 (Registration No. 33-57624)
             Amendment No. 1 filed on March 19, 1993.*

  3.1    --  Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993.*

  3.2    --  Articles of Amendment of the Articles of Incorporation of the
             Registrant, dated April 27, 1993, are incorporated by reference to
             Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated April 29, 1993.*

EXHIBIT      DESCRIPTION
-------      ------------------------------------------------------------------
  3.3    --  Articles of Amendment of the Articles of Incorporation of the
             Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

  3.4    --  Articles of Amendment of the Articles of Incorporation of the
             Registrant, dated March 19, 1998, are incorporated by reference to
             Exhibit 3.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-48439) filed on March 23, 1998.*

  3.5    --  Articles of Amendment of the Articles of Incorporation of the
             Registrant, dated as of November 2, 2003, are incorporated by reference to Exhibit 3.5 to the Form 10-K for the year ended October 31, 2003.*

  3.6    --  Bylaws of the Registrant are incorporated by reference to Exhibit
             3.1 to the Form 8-K filed on December 19, 2007.*

  4.0    --  The description and terms of the Preferred Stock Purchase Rights
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

 10.7#   --  HEICO Savings and Investment Plan, as amended and restated
             effective as of January 1, 2002 is incorporated by reference to
             Exhibit 10.6 to the Form 10-K for the year ended October 31, 2002.*

EXHIBIT      DESCRIPTION
-------      ------------------------------------------------------------------
 10.8#   --  First Amendment, effective as of January 1, 2002, to the HEICO
             Savings and Investment Plan, is incorporated by reference to
             Exhibit 10.7 to the Form 10-K for the year ended October 31, 2003.*

 10.9#   --  Second Amendment, effective as of January 1, 2002, to the HEICO
             Savings and Investment Plan, is incorporated by reference to
             Exhibit 10.8 to the Form 10-K for the year ended October 31, 2003.*

10.10#   --  Third Amendment, effective as of October 1, 2003, to the HEICO
             Savings and Investment Plan, is incorporated by reference to
             Exhibit 10.9 to the Form 10-K for the year ended October 31, 2003.*

10.11#   --  Fourth Amendment, with portions effective as of January 1, 2005, and other portions effective as of January 1, 2004, to the HEICO
             Savings and Investment Plan, is incorporated by reference to
             Exhibit 10.11 to the Form 10-K for the year ended October 31, 2004.*

10.12#   --  Fifth Amendment, effective as of March 28, 2005, to the HEICO
             Savings and Investment Plan is incorporated by reference to Exhibit
             10.1 to the Form 10-Q for the quarterly period ended April 30, 2005.*

10.13#   --  Sixth Amendment, effective as of January 1, 2006, to the HEICO
             Savings and Investment Plan is incorporated by reference to Exhibit
             10.13 to the Form 10-K for the year ended October 31, 2005.*

10.14#   --  Non-Qualified Stock Option Agreement for Directors, Officers and
             Employees is incorporated by reference to Exhibit 10.8 to the Form
             10-K for the year ended October 31, 1985.*

10.15#   --  HEICO Corporation 1993 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.7 to the Company's
             Registration Statement on Form S-8 (Registration No. 333-81789) filed on June 29, 1999.*

10.16#   --  HEICO Corporation 2002 Stock Option Plan, effective March 19, 2002, is incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended October 31, 2002.*

10.17#   --  HEICO Corporation Directors' Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

10.18#   --  Key Employee Termination Agreement, dated as of April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended
             October 31, 1992.*

10.19#   --  HEICO Corporation Leadership Compensation Plan, effective October
             1, 2006, is incorporated by reference to Exhibit 10.1 to the Form
             8-K filed on October 31, 2006.*

10.20#   --  HEICO Corporation 2007 Incentive Compensation Plan, effective as of
             November 1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2007.*

EXHIBIT      DESCRIPTION
-------      ------------------------------------------------------------------
 10.21   --  Shareholders Agreement, dated October 30, 1997, by and between
             HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa
             Technik AG is incorporated by reference to Exhibit 10.32 to Form
             10-K/A for the year ended October 31, 1997.*

 10.22   --  Revolving Credit Agreement, dated as of May 15, 2003, among HEICO
             Corporation and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 29, 2003.*

 10.23   --  Consent to Extension dated as of April 5, 2004 to the Revolving
             Credit Agreement dated as of May 15, 2003 among HEICO Corporation and SunTrust Bank, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2004.*

 10.24   --  First Amendment, effective as of April 13, 2005, to the Revolving
             Credit Agreement among HEICO Corporation as Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2005.*

 10.25   --  Amended and Restated Revolving Credit Agreement, dated as of August
             4, 2005, among HEICO Corporation, as Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent; Wachovia Bank, National Association as Syndication Agent; and HSBC Bank USA, as Documentation Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 8, 2005.*

 10.26   --  First Amendment, effective as of July 14, 2006, to the Amended and
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

                       HEICO CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                              FOR THE YEAR ENDED OCTOBER 31,
                                                                       --------------------------------------------
                                                                           2007            2006            2005
                                                                       ------------    ------------    ------------
Allowance for doubtful accounts:
     Allowance as of beginning of year                                 $  2,893,000    $  2,148,000    $    582,000
     Additions (deductions) charged (credited) to costs and expenses        (75,000)        653,000       1,867,000
     Additions charged to other accounts (a)                                  4,000         287,000          10,000
     Deductions (b)                                                      (1,110,000)       (195,000)       (311,000)
                                                                       ------------    ------------    ------------
     Allowance as of end of year                                       $  1,712,000(c) $  2,893,000    $  2,148,000
                                                                       ============    ============    ============

(a)  Principally additions from acquisitions.
(b) Principally write-offs of uncollectible accounts receivables, net of recoveries.
(c) Decrease in allowance for doubtful accounts as of the end of the year principally relates to write-offs and a partial recovery for certain customers in the aviation industry that were fully reserved in fiscal 2005 when the customers filed for bankruptcy.

Inventory valuation reserves:
     Reserves as of beginning of year                                  $ 24,554,000    $ 16,488,000    $ 14,487,000
     Additions charged to costs and expenses                              2,035,000       3,521,000       2,218,000
     Additions charged to other accounts (a)                              1,516,000       4,779,000         402,000
     Deductions (b)                                                        (964,000)       (234,000)       (619,000)
                                                                       ------------    ------------    ------------
     Reserves as of end of year                                        $ 27,141,000    $ 24,554,000    $ 16,488,000
                                                                       ============    ============    ============

(a)  Principally additions from acquisitions.
(b)  Principally write-offs of slow moving, obsolete, or damaged inventory.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HEICO CORPORATION


Date:  December 28, 2007                         By: /s/  THOMAS S. IRWIN
                                                     ---------------------------
                                                     Thomas S. Irwin
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

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

/s/ ALAN SCHRIESHEIM              Director
--------------------------
Alan Schriesheim

/s/ FRANK J. SCHWITTER            Director
--------------------------
Frank J. Schwitter

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -------------------------------------------------------------------
   21    --  Subsidiaries of HEICO Corporation.

   23    --  Consent of Independent Registered Public Accounting Firm.

   31.1  --  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

   31.2  --  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

   32.1  --  Section 1350 Certification of Chief Executive Officer.

   32.2  --  Section 1350 Certification of Chief Financial Officer.