Form 10-Q
period 2008-01-31
HEICO CORP
filed 2008-03-11
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended January 31, 2008 or

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

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [ ]
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).           Yes [ ] No [x]

    The number of shares outstanding of each of the registrant's classes of common stock as of March 5, 2008:

        Common Stock, $.01 par value                  10,569,391 shares
        Class A Common Stock, $.01 par value          15,686,282 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            Page
                                                                            ----

Part I. Financial Information:

  Item 1. Condensed Consolidated Balance Sheets (unaudited)
            as of January 31, 2008 and October 31, 2007 .....................2

          Condensed Consolidated Statements of Operations (unaudited)
            for the three months ended January 31, 2008 and 2007 ............3

          Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three months ended January 31, 2008 and 2007.............4

          Notes to Condensed Consolidated Financial Statements (unaudited)...5

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................17

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .......27

  Item 4. Controls and Procedures ..........................................28

Part II. Other Information:

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......29

  Item 6. Exhibits..........................................................29

Signature...................................................................30

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                             January 31, 2008         October 31, 2007
                                                                            ------------------       ------------------
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                     $12,595,000               $4,947,000
  Accounts receivable, net                                                       74,518,000               82,399,000
  Inventories, net                                                              117,866,000              115,770,000
  Prepaid expenses and other current assets                                       6,800,000                4,557,000
  Deferred income taxes                                                          14,321,000               10,135,000
                                                                               ------------             ------------
     Total current assets                                                       226,100,000              217,808,000
Property, plant and equipment, net                                               56,512,000               55,554,000
Goodwill                                                                        313,146,000              310,502,000
Intangible assets, net                                                           34,475,000               35,333,000
Other assets                                                                     18,114,000               12,105,000
                                                                               ------------             ------------
     Total assets                                                              $648,347,000             $631,302,000
                                                                               ============             ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                           $2,193,000               $2,187,000
  Trade accounts payable                                                         23,813,000               28,161,000
  Accrued expenses and other current liabilities                                 38,939,000               53,878,000
  Income taxes payable                                                                   --                3,112,000
                                                                               ------------             ------------
     Total current liabilities                                                   64,945,000               87,338,000
Long-term debt, net of current maturities                                        64,666,000               53,765,000
Deferred income taxes                                                            36,184,000               35,296,000
Other non-current liabilities                                                    21,270,000               10,364,000
                                                                               ------------             ------------
     Total liabilities                                                          187,065,000              186,763,000
                                                                               ------------             ------------
Minority interests in consolidated subsidiaries (Note 11)                        76,029,000               72,938,000
                                                                               ------------             ------------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
    Participating Preferred Stock and 300,000 shares designated
    as Series C Junior Participating Preferred Stock; none issued                        --                       --
  Common Stock, $.01 par value per share; 30,000,000 shares authorized;
    10,565,891 and 10,538,691 shares issued and outstanding, respectively           106,000                  105,000
  Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,679,472 and 15,612,862 shares issued and
    outstanding, respectively                                                       157,000                  156,000
  Capital in excess of par value                                                227,850,000              220,658,000
  Accumulated other comprehensive income                                          1,374,000                3,050,000
  Retained earnings                                                             155,766,000              147,632,000
                                                                               ------------             ------------
    Total shareholders' equity                                                  385,253,000              371,601,000
                                                                               ------------             ------------
    Total liabilities and shareholders' equity                                 $648,347,000             $631,302,000
                                                                               ============             ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                        Three months ended January 31,
                                                                       --------------------------------
                                                                           2008                2007
                                                                       ------------        ------------
Net sales                                                              $134,287,000        $113,684,000
                                                                       ------------        ------------
Operating costs and expenses:
  Cost of sales                                                          87,458,000          76,196,000
  Selling, general, and administrative expenses                          23,599,000          20,348,000
                                                                       ------------        ------------
Total operating costs and expenses                                      111,057,000          96,544,000
                                                                       ------------        ------------
Operating income                                                         23,230,000          17,140,000
Interest expense                                                           (862,000)           (849,000)
Interest and other (expense) income                                        (116,000)            184,000
                                                                       ------------        ------------
Income before income taxes and minority interests                        22,252,000          16,475,000
Income tax expense                                                        7,580,000           4,988,000
                                                                       ------------        ------------
Income before minority interests                                         14,672,000          11,487,000
Minority interests' share of income                                       4,586,000           3,566,000
                                                                       ------------        ------------
Net income                                                              $10,086,000          $7,921,000
                                                                       ============        ============
Net income per share:
  Basic                                                                        $.39                $.31
  Diluted                                                                      $.37                $.30
Weighted average number of common shares outstanding:
  Basic                                                                  26,184,631          25,482,633
  Diluted                                                                27,209,157          26,811,861
Cash dividends per share                                                      $0.05               $0.04

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                 Three months ended January 31,
                                                                              ------------------------------------
                                                                                  2008                     2007
                                                                             ------------             ------------
Operating Activities:
  Net income                                                                  $10,086,000               $7,921,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                           3,539,000                2,945,000
        Deferred income tax provision                                             856,000               (1,502,000)
        Minority interests' share of income                                     4,586,000                3,566,000
        Tax benefit from stock option exercises                                 6,285,000                6,885,000
        Excess tax benefit from stock option exercises                         (4,350,000)              (5,271,000)
        Stock option compensation expense                                          85,000                  258,000
        Changes in assets and liabilities, net of acquisitions:
           Decrease (increase) in accounts receivable                           9,436,000               (1,329,000)
           Increase in inventories                                               (777,000)              (2,131,000)
           Increase in prepaid expenses and other current assets               (1,211,000)              (2,185,000)
           Decrease in trade accounts payable                                  (5,288,000)                (944,000)
           Decrease in accrued expenses and other current liabilities          (8,920,000)              (3,529,000)
           Decrease in income taxes payable                                    (4,581,000)              (1,579,000)
        Other                                                                      98,000                   (4,000)
                                                                             ------------              -----------
     Net cash provided by operating activities                                  9,844,000                3,101,000
                                                                             ------------              -----------
Investing Activities:
  Acquisitions and related costs, net of cash acquired                        (12,190,000)              (8,385,000)
  Capital expenditures                                                         (2,812,000)              (2,666,000)
  Other                                                                            78,000                   72,000
                                                                             ------------              -----------
  Net cash used in investing activities                                       (14,924,000)             (10,979,000)
                                                                             ------------              -----------
Financing Activities:
  Borrowings on revolving credit facility                                      22,000,000                7,000,000
  Payments on revolving credit facility                                       (11,000,000)              (2,000,000)
  Cash dividends paid                                                          (1,312,000)              (1,022,000)
  Proceeds from stock option exercises                                            824,000                  664,000
  Excess tax benefit from stock option exercises                                4,350,000                5,271,000
  Distributions to minority interest owners                                    (2,000,000)              (1,164,000)
  Other                                                                           (20,000)                 (39,000)
                                                                             ------------              -----------
  Net cash provided by financing activities                                    12,842,000                8,710,000
                                                                             ------------              -----------

Effect of exchange rate changes on cash                                          (114,000)                  12,000
                                                                             ------------              -----------
Net increase in cash and cash equivalents                                       7,648,000                  844,000
Cash and cash equivalents at beginning of year                                  4,947,000                4,999,000
                                                                             ------------              -----------
Cash and cash equivalents at end of period                                    $12,595,000               $5,843,000
                                                                             ============              ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries ("HEICO" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007. The October 31, 2007 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Income Taxes

    Effective November 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," and began evaluating tax positions utilizing a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.

    As a result of adopting the provisions of FIN 48, the Company recognized a cumulative effect adjustment that decreased retained earnings as of the beginning of fiscal 2008 by $639,000. Further, effective with the adoption of FIN 48, the Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. Interest and penalties, which were not significant in fiscal 2007, were previously recorded in interest expense and in selling, general, and administrative expenses, respectively, in the Company's consolidated statements of operations.

    Further information regarding income taxes can be found in Note 6, Income Taxes.

New Accounting Pronouncements

    In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in accordance with generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, and cash flows.

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

2. ACQUISITIONS

    In November 2007, the Company, through an 80%-owned subsidiary of HEICO Aerospace Holdings Corp. ("HEICO Aerospace"), acquired all of the stock of a European company. Subject to meeting certain earnings objectives during the first three years following the acquisition, the Company may be obligated to pay additional consideration of up to approximately $.5 million in aggregate. The acquired company provides commercial airlines, regional operators, asset management companies, and Maintenance, Repair and Overhaul providers with high quality and cost effective niche accessory component exchange services. The purchase price, which was not significant to the Company's condensed consolidated financial statements, was principally paid in cash using proceeds from the Company's revolving credit facility.

    In January 2008, the Company, through HEICO Aerospace, acquired certain assets and assumed certain liabilities of a U.S. company that designs and manufactures FAA-approved aircraft and engine parts primarily for the commercial aviation market. The Company has since combined the operations of the acquired entity within other subsidiaries of HEICO Aerospace. The purchase price, which was not significant to the Company's condensed consolidated financial statements, was principally paid in cash using proceeds from the Company's revolving credit facility.

    During the first quarter of fiscal 2008, the Company, through HEICO Aerospace, paid $7.0 million of additional purchase consideration pursuant to the terms of the purchase agreement associated with a prior year acquisition. This amount was accrued as of October 31, 2007 based on the subsidiary's earnings relative to target. (See Note 11, Commitments and Contingencies, for additional information on contingent purchase consideration associated with certain of the Company's acquisitions.)

    The fiscal 2008 acquisitions described above were accounted for using the purchase method of accounting. The allocation of the purchase price of the fiscal 2008 and certain fiscal 2007 acquisitions to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

    The operating results of each of the Company's fiscal 2008 acquisitions as noted above and the fiscal 2007 acquisitions were included in the Company's results of operations from their effective acquisition date. Had the acquisitions taken place as of the beginning of fiscal 2007, net sales on a pro forma basis for the first quarter of fiscal 2007 would have been approximately $120 million and net sales on a pro forma basis for the first quarter of fiscal 2008 would not have been materially different from the reported amounts. The pro forma net income and net income per share (basic and diluted) for the first quarter of fiscal 2007 and first quarter of fiscal 2008 assuming these acquisitions had taken place as of the beginning of fiscal 2007 would not have been materially different than the reported amounts.

3. SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

                                                                          January 31, 2008         October 31, 2007
                                                                         ------------------       ------------------
Accounts receivable                                                            $76,225,000              $84,111,000
Less: Allowance for doubtful accounts                                           (1,707,000)              (1,712,000)
                                                                               -----------              -----------
  Accounts receivable, net                                                     $74,518,000              $82,399,000
                                                                               ===========              ===========

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

                                                                          January 31, 2008         October 31, 2007
                                                                         ------------------       ------------------
Costs incurred on uncompleted contracts                                        $21,337,000              $21,832,000
Estimated earnings                                                              11,966,000               13,111,000
                                                                               -----------              -----------
                                                                                33,303,000               34,943,000
Less: Billings to date                                                         (26,863,000)             (25,661,000)
                                                                               -----------              -----------
                                                                                $6,440,000               $9,282,000
                                                                               ===========              ===========
Included in accompanying Condensed Consolidated
  Balance Sheets under the following captions:
     Accounts receivable, net (costs and estimated
        earnings in excess of billings)                                         $7,165,000               $9,300,000
     Accrued expenses and other current liabilities
        (billings in excess of costs and estimated earnings)                      (725,000)                 (18,000)
                                                                               -----------              -----------
                                                                                $6,440,000               $9,282,000
                                                                               ===========              ===========

    Changes in estimates did not have a material effect on net income or diluted net income per share in the three months ended January 31, 2008 and 2007.

Inventories

                                                                          January 31, 2008         October 31, 2007
                                                                         ------------------       ------------------
Finished products                                                              $64,193,000              $61,592,000
Work in process                                                                 15,784,000               15,406,000
Materials, parts, assemblies and supplies                                       37,889,000               38,772,000
                                                                              ------------             ------------
  Inventories, net                                                            $117,866,000             $115,770,000
                                                                              ============             ============

    Inventories related to long-term contracts were not significant as of January 31, 2008 and October 31, 2007.

Property, Plant and Equipment

                                                            January 31, 2008        October 31, 2007
                                                            ----------------        ----------------
Land                                                            $3,656,000              $3,656,000
Buildings and improvements                                      32,824,000              30,732,000
Machinery, equipment and tooling                                67,189,000              65,242,000
Construction in progress                                         5,583,000               6,339,000
                                                               -----------             -----------
                                                               109,252,000             105,969,000
Less: Accumulated depreciation and amortization                (52,740,000)            (50,415,000)
                                                               -----------             -----------
   Property, plant and equipment, net                          $56,512,000             $55,554,000
                                                               ===========             ===========

Accrued Customer Rebates and Credits

    The aggregate amount of accrued customer rebates and credits included within the caption accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets totals $12,454,000 and $10,452,000 as of January 31, 2008 and October 31, 2007, respectively. These amounts generally relate to discounts negotiated with customers as part of sales contracts and are usually tied to sales volume thresholds. The Company accrues customer rebates and credits as a reduction from net sales as the revenue is recognized based on the estimated level of discount rate expected to be earned by each customer over the life of the contract period (generally one year). Accrued customer rebates and credits are monitored by management and discount levels are updated at least quarterly. The total customer rebates and credits deducted from net sales for the three months ended January 31, 2008 and 2007 equals $2,438,000 and $2,539,000, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2008 are as follows:

                                                             Segment
                                                ---------------------------------     Consolidated
                                                  FSG                  ETG               Totals
                                                ------------         ------------     ------------
Balances as of October 31, 2007                 $169,689,000         $140,813,000     $310,502,000
Goodwill acquired                                  3,412,000                  ---        3,412,000
Foreign currency translation adjustments             (32,000)            (725,000)        (757,000)
Adjustments to goodwill                              (26,000)              15,000          (11,000)
                                                ------------         ------------     ------------
Balances as of January 31, 2008                 $173,043,000         $140,103,000     $313,146,000
                                                ============         ============     ============

    The goodwill acquired is a result of the acquisitions described in Note 2, Acquisitions. The foreign currency translation adjustment principally reflects an unrealized translation loss on the goodwill recognized in connection the acquisition of a Canadian-based subsidiary. Foreign currency translation adjustments are included in other comprehensive income in the Company's Condensed Consolidated Balance Sheets (see Note 7, Shareholders' Equity and Comprehensive Income). Adjustments to goodwill were not material in the first quarter of 2008.

    Identifiable intangible assets consist of:

                                             As of January 31, 2008                        As of October 31, 2007
                                  ------------------------------------------     ------------------------------------------
                                      Gross                          Net            Gross                           Net
                                    Carrying      Accumulated      Carrying        Carrying      Accumulated      Carrying
                                     Amount      Amortization       Amount          Amount      Amortization       Amount
                                  -----------    ------------    -----------     -----------    ------------    -----------
Amortizing Assets:
------------------
Customer relationships            $20,263,000    ($5,876,000)    $14,387,000     $19,784,000    ($4,912,000)    $14,872,000
Intellectual property               5,985,000     (1,287,000)      4,698,000       6,204,000     (1,066,000)      5,138,000
Licenses                            1,000,000       (418,000)        582,000       1,000,000       (400,000)        600,000
Non-compete agreements              1,111,000       (652,000)        459,000         937,000       (628,000)        309,000
Patents                               571,000       (148,000)        423,000         560,000       (132,000)        428,000
                                  -----------    -----------     -----------     -----------    -----------     -----------
                                   28,930,000     (8,381,000)     20,549,000      28,485,000     (7,138,000)     21,347,000
Non-Amortizing Assets:
----------------------
Trade names                        13,926,000            ---      13,926,000      13,986,000            ---      13,986,000
                                  -----------    -----------     -----------     -----------    -----------     -----------
                                  $42,856,000    ($8,381,000)    $34,475,000     $42,471,000    ($7,138,000)    $35,333,000
                                  ===========    ===========     ===========     ===========    ===========     ===========

    The Company recognized additional amounts for customer relationships and non-compete agreements with a weighted average amortization period of approximately six years and four years, respectively, as well as an additional amount for trade names in connection with acquisitions made during the first quarter of fiscal 2008 (see Note 2, Acquisitions). In addition, foreign currency translation adjustments on certain intangible assets recognized as part of the acquisition of a Canadian-based subsidiary had the effect of reducing the gross carrying amount of such assets. These increases and decreases to the gross carrying amount of intangible assets in the first quarter of fiscal 2008 were not material.

    Amortization expense of other intangible assets for the three months ended January 31, 2008 was $1,257,000. Amortization expense of other intangible assets for the fiscal year ending October 31, 2008 is estimated to be $5,012,000. Amortization expense for each of the next five fiscal years is estimated to be $4,421,000 in fiscal 2009, $3,871,000 in fiscal 2010, $3,185,000 in fiscal 2011,
$2,446,000 in fiscal 2012, and $949,000 in fiscal 2013.

5. SHORT-TERM AND LONG-TERM DEBT

    As of January 31, 2008, no borrowings were outstanding under the $5.0 million short-term line of credit that one of the Company's subsidiaries has with a bank.

Long-term debt consists of:
                                                           January 31, 2008         October 31, 2007
                                                           ----------------         ----------------
Borrowings under revolving credit facility                    $64,000,000              $53,000,000
Industrial Development Revenue Refunding
  Bonds - Series 1988                                           1,980,000                1,980,000
Notes payable, capital leases and equipment loans                 879,000                  972,000
                                                              -----------              -----------
                                                               66,859,000               55,952,000
Less: Current maturities of long-term debt                     (2,193,000)              (2,187,000)
                                                              -----------              -----------
                                                              $64,666,000              $53,765,000
                                                              ===========              ===========

    As of January 31, 2008 and October 31, 2007, the weighted average interest rate on borrowings under the Company's revolving credit facility, which matures in August 2010, was 4.8% and 5.8%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2008, the Company was in compliance with all such covenants.

    The interest rates on the Series 1988 industrial development revenue bonds were 2.3% and 3.3% as of January 31, 2008 and October 31, 2007, respectively. The bonds are payable in April 2008.

6. INCOME TAXES

    As discussed in Note 1, Summary of Significant Accounting Policies - Income Taxes, the Company adopted the provisions of FIN 48 effective November 1, 2007. As a result, the Company increased its liabilities related to uncertain tax positions by $4,622,000 and accounted for this change as a $3,889,000 increase to deferred tax assets, a $639,000 decrease to retained earnings (the cumulative effect of adopting FIN 48), and a $94,000 decrease to deferred tax liabilities. Upon adoption, the Company also reclassified $2,680,000 in unrecognized tax benefits from income taxes payable to long-term income tax liabilities since the Company does not anticipate payment or receipt of cash within one year. Long-term income tax liabilities are classified within other non-current liabilities in the Company's Condensed Consolidated Balance Sheets.

    As of November 1, 2007, the Company's liability for gross unrecognized tax benefits related to uncertain tax positions was $7,396,000, of which $2,948,000 would decrease the Company's income tax expense and effective income tax rate if the tax benefits were recognized. The remaining liability was for tax positions for which the uncertainty was only related to the timing of such tax benefits. The amounts recorded for interest and penalties as of the date of adoption were not significant.

    The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in multiple state jurisdictions. The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying unaudited condensed consolidated financial statements. Generally, the Company is no longer subject to U.S. federal or state examinations by tax authorities for fiscal years prior to 2001. The Company's U.S. federal filings and state of California filings for fiscal years 2001 through 2005 are currently under examination by the Internal Revenue Service and California Franchise Tax Board, respectively, who are reviewing the income tax credit claimed by the Company for qualified research and development activities incurred during those years. The Company does not expect these reviews to be completed within one year and, accordingly, reclassified $2,621,000 of income tax refunds from income taxes payable to long-term income tax assets. Long-term income tax assets are classified within other assets in the Company's Condensed Consolidated Balance Sheets.

    During the first quarter of fiscal 2008, there were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with taxing authorities or a lapse of applicable statutes of limitations. The Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

    In December 2006, Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," was retroactively extended for two years to cover the period from January 1, 2006 to December 31, 2007. As a result, in the first quarter of 2007, the Company recognized an income tax credit for qualified research and development activities for the full fiscal 2006 year. The tax credit, net of expenses, increased net income by approximately $.3 million for the three months ended January 31, 2007.

7. SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

    Changes in consolidated shareholders' equity and comprehensive income for the three months ended January 31, 2008 are as follows:

                                                                             Accumulated
                                                 Class A     Capital in       Other
                                      Common     Common       Excess of     Comprehensive     Retained      Comprehensive
                                       Stock      Stock       Par Value        Income         Earnings          Income
                                     ---------   -------     -----------    -------------   -------------   -------------
Balances as of October 31, 2007      $105,000     $156,000   $220,658,000    $3,050,000      $147,632,000

Net income                               --           --          --           --              10,086,000     $10,086,000
Foreign currency
  translation adjustments                --           --          --         (1,677,000)          --           (1,677,000)
                                                                                                               -----------
Comprehensive income                     --           --          --           --                 --           $8,409,000
                                                                                                               ===========
Cash dividends ($.05 per share)          --           --          --           --              (1,312,000)
Cumulative effect of
  adopting FIN 48 (Note 6)               --           --          --           --                (639,000)
Tax benefit from stock
  option exercises                       --           --        6,285,000      --                 --
Proceeds from
  stock option exercises                1,000        1,000        822,000      --                 --
Stock option
  compensation expense                   --           --           85,000      --                 --
Other                                    --           --          --              1,000            (1,000)
                                     --------     --------   ------------    ----------       ------------
Balances as
  of January 31, 2008                $106,000     $157,000   $227,850,000    $1,374,000       $155,766,000
                                     ========     ========   ============    ==========       ============

8. RESEARCH AND DEVELOPMENT EXPENSES

    Cost of sales for the three months ended January 31, 2008 and 2007 includes approximately $4.2 million and $4.0 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

9. NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share for the three months ended January 31:

                                                               Three months ended January 31,
                                                               ------------------------------
                                                                   2008             2007
                                                               -------------    -------------
Numerator:
  Net income                                                     $10,086,000        $7,921,000
                                                                 ===========        ==========
Denominator:
  Weighted average common shares outstanding-basic                26,184,631        25,482,633
  Effect of dilutive stock options                                 1,024,526         1,329,228
                                                                  ----------        ----------
  Weighted average common shares outstanding-diluted              27,209,157        26,811,861
                                                                 ===========        ==========
Net income per share-basic                                             $0.39             $0.31
Net income per share-diluted                                           $0.37             $0.30

Anti-dilutive stock options excluded                                    --                --

10. OPERATING SEGMENTS

    Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2008 and 2007, respectively, is as follows:

                                                                                      Other,
                                                           Segment                  Primarily
                                               -----------------------------      Corporate and      Consolidated
                                                  FSG                ETG           Intersegment         Totals
                                               ------------      -----------      -------------      -------------
For the three months ended January 31, 2008:
--------------------------------------------
  Net sales                                    $102,349,000      $31,938,000           $--           $134,287,000
  Depreciation and amortization                   2,107,000        1,350,000          82,000            3,539,000
  Operating income                               18,946,000        7,177,000      (2,893,000)          23,230,000
  Capital expenditures                            2,168,000          441,000         203,000            2,812,000

For the three months ended January 31, 2007:
--------------------------------------------
  Net sales                                     $88,075,000      $25,609,000           $--           $113,684,000
  Depreciation and amortization                   2,015,000          847,000          83,000            2,945,000
  Operating income                               14,425,000        5,764,000      (3,049,000)          17,140,000
  Capital expenditures                            2,339,000          315,000          12,000            2,666,000

    Total assets by operating segment as of January 31, 2008 and October 31, 2007 are as follows:

                                                           Segment                  Other,
                                               -----------------------------       Primarily         Consolidated
                                                  FSG                ETG           Corporate            Totals
                                               ------------     ------------      -------------      -------------
Total assets as of January 31, 2008            $387,208,000     $226,185,000     $34,954,000         $648,347,000
Total assets as of October 31, 2007             379,433,000      230,448,000      21,421,000          631,302,000

11. COMMITMENTS AND CONTINGENCIES

Guarantees

    The Company has arranged for standby letters of credit aggregating $1.4 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

Product Warranty

    Changes in the Company's product warranty liability for the three months ended January 31, 2008 and 2007, respectively, are as follows:

                                                     Three months ended January 31,
                                                     ------------------------------
                                                        2008                 2007
                                                     ----------            --------
Balances as of beginning of fiscal year              $1,181,000            $534,000
Acquired warranty liabilities                                --                  --
Accruals for warranties                                 172,000             158,000
Warranty claims settled                                (223,000)           (200,000)
                                                     ----------            --------
Balances as of January 31                            $1,130,000            $492,000
                                                     ==========            ========

Acquisitions

    Pursuant to the agreement related to the acquisition of a 90% interest in a subsidiary by the FSG in fiscal 2001, the Company has the right to purchase the remaining 10% of the equity interests in fiscal 2011, or sooner under certain conditions, and the minority holder has the right to cause the Company to purchase the same equity interest in the same period.

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

    As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. In fiscal 2007, some of the minority interest holders exercised their option to cause the Company to purchase their aggregate 3% interest over the four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership interest in the subsidiary by .75% during fiscal 2007 and will increase its ownership interest by an additional .75% (or from 85.75% to 86.50%) effective the second quarter of fiscal 2008. The purchase price of this additional minority interest is not significant.

    As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period. During the first quarter of fiscal 2008, the minority interest holders exercised their option to cause the Company to purchase their aggregate 28% interest over the four-year period beginning in the second quarter of fiscal 2008. Accordingly, the Company will increase its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective in the second quarter of fiscal 2008. The purchase price of this additional minority interest is $4.1 million.

    As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the minority interests beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

    The above referenced rights of the minority interest holders to cause the Company to purchase their equity interests ("Put Rights") may be exercised on varying dates beginning in fiscal 2008 through fiscal 2017. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Assuming the subsidiaries perform over the future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate Redemption Amount that the Company would be required to pay is approximately $49 million. The actual Redemption Amount will likely be different. Upon exercise of any Put Right, the Company's ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51., "Consolidated Financial Statements," minority interests have been recorded on the Company's consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in Note 1, in December 2007, the FASB issued SFAS No. 160 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated statement of financial position within equity. It also will require that any increases, or decreases in ownership interests in a subsidiary that do not result in a loss of control be accounted for as equity transactions and as a result any difference between the amount by which the non-controlling (minority) interest is adjusted and the fair value of the consideration paid or received, if any, would be recognized directly in equity attributable to the controlling interest. The Company is not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights.

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

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional purchase consideration up to $17.8 million and $19.2 million, respectively, based on the subsidiary's fiscal 2008 and 2009 respective earnings relative to target. The additional purchase consideration will be accrued when the earnings objectives are met and will be paid in the following fiscal year.

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to $73.0 million in aggregate should the subsidiary meet certain earnings objectives during the first five years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met.

    As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.5 million in aggregate during the first three years following the acquisition should the subsidiary meet certain earnings objectives.

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

    The Company's critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain, are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended October 31, 2007.

    The Company has two operating segments: the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. ("HEICO Electronic") and its subsidiaries.

Results of Operations

    The following table sets forth the results of the Company's operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in the Company's Condensed Consolidated Statements of Operations.


                                                         Three months ended January 31,
                                                         ------------------------------
                                                             2008             2007
                                                          ------------     ------------
Net sales                                                 $134,287,000     $113,684,000
                                                          ------------     ------------
Cost of sales                                               87,458,000       76,196,000
Selling, general, and administrative expenses               23,599,000       20,348,000
                                                          ------------     ------------
Total operating costs and expenses                         111,057,000       96,544,000
                                                          ------------     ------------
Operating income                                           $23,230,000      $17,140,000
                                                          ============     ============
Net sales by segment:
  Flight Support Group                                    $102,349,000      $88,075,000
  Electronic Technologies Group                             31,938,000       25,609,000
  Intersegment sales                                                --               --
                                                          ------------     ------------
                                                          $134,287,000     $113,684,000
                                                          ============     ============
Operating income by segment:
  Flight Support Group                                     $18,946,000      $14,425,000
  Electronic Technologies Group                              7,177,000        5,764,000
  Other, primarily corporate                                (2,893,000)      (3,049,000)
                                                          ------------     ------------
                                                           $23,230,000      $17,140,000
                                                          ============     ============
Net sales                                                        100.0%           100.0%
Gross profit                                                      34.9%            33.0%
Selling, general and administrative expenses                      17.6%            17.9%
Operating income                                                  17.3%            15.1%
Interest expense                                                   0.6%             0.7%
Interest and other (expense) income                               (0.1%)            0.2%
Income tax expense                                                 5.6%             4.4%
Minority interests' share of income                                3.4%             3.1%
Net income                                                         7.5%             7.0%

Comparison of First Quarter of Fiscal 2008 to First Quarter of Fiscal 2007

Net Sales

    Net sales for the first quarter of fiscal 2008 increased by 18.1% to $134.3 million, as compared to net sales of $113.7 million for the first quarter of fiscal 2007. The increase in net sales reflects an increase of $14.3 million (a 16.2% increase) to $102.3 million in net sales within the FSG and an increase of $6.3 million (a 24.7% increase) to $31.9 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 12% as well as the impact on net sales from prior year and fiscal 2008 acquisitions. The organic growth reflects higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and its repair and overhaul services. The ETG's net sales increase reflects organic growth of approximately 14% reflecting increased demand for certain products as well as the impact on net sales from prior year acquisitions.

Gross Profit and Operating Expenses

    The Company's gross profit margin increased to 34.9% for the first quarter of fiscal 2008 as compared to 33.0% for the first quarter of fiscal 2007, reflecting higher gross profit margins within both FSG and ETG. The higher gross profit margins within the FSG and ETG principally reflect a more favorable product mix. Consolidated cost of sales for the first quarter of fiscal 2008 and 2007 includes approximately $4.2 million and $4.0 million, respectively, of new product research and development expenses.

    SG&A expenses were $23.6 million and $20.3 million for the first quarter of fiscal 2008 and fiscal 2007, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above, including the acquired businesses. As a percentage of net sales, SG&A expenses decreased to 17.6% for the first quarter of fiscal 2008 down slightly from 17.9% for the first quarter of fiscal 2007.

Operating Income

    Operating income for the first quarter of fiscal 2008 increased by 35.5% to $23.2 million, compared to operating income of $17.1 million for the first quarter of fiscal 2007. The increase in operating income reflects an increase of $4.5 million (a 31.3% increase) to $18.9 million in operating income of the FSG in the first quarter of fiscal 2008 from $14.4 million for the first quarter of fiscal 2007, a $1.4 million increase (a 24.5% increase) in operating income of the ETG from $5.8 million for the first quarter of fiscal 2007 to $7.2 million for the first quarter of fiscal 2008.

    As a percentage of net sales, consolidated operating income increased to 17.3% for the first quarter of fiscal 2008 compared to 15.1% for the first quarter of fiscal 2007. The consolidated operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 16.4% in the first quarter of fiscal 2007 to 18.5% in the first quarter of fiscal 2008. The increase in operating income as a percentage of net sales for the FSG principally reflects the increase in net sales as well as the increased gross profit margins discussed previously. The ETG's operating income as a percentage of net sales was 22.5% in both the first quarter of fiscal 2008 and 2007. Based on current economic conditions and backlogs, the Company expects ETG's operating margins to be approximately 25% to 27% for the full fiscal 2008 year.

Interest Expense

    Interest expense in the first quarter of fiscal 2008 was comparable to the first quarter of fiscal 2007.

Interest and Other (Expense) Income

    Interest and other (expense) income in the first quarter of fiscal 2008 and 2007 were not material.

Income Tax Expense

    The Company's effective tax rate for the first quarter of fiscal 2008 increased to 34.1% from 30.3% for the first quarter of fiscal 2007. The increase is principally due to an income tax credit for qualified research and development activities recognized for the full fiscal 2006 year during the first quarter of fiscal 2007. The fiscal 2006 tax credit was recorded pursuant to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code.

Minority Interests' Share of Income

    Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace, the minority interests held in certain subsidiaries of HEICO Aerospace including the 49% minority interest held in Seal Dynamics LLC ("Seal LLC"), and the minority interests held in certain subsidiaries of HEICO Electronic. The increase in the minority interests' share of income for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is primarily attributable to the higher earnings of the FSG and Seal LLC.

Net Income

    The Company's net income was $10.1 million, or $0.37 per diluted share, for the first quarter of fiscal 2008 compared to $7.9 million, or $0.30 per diluted share, for the first quarter of fiscal 2007 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries and higher effective tax rate.

Outlook

    The Company reported increased consolidated net sales and operating income in the first three months of fiscal 2008 reflecting both strong organic growth and growth through acquisitions. Consolidated operating margins for the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 reflects higher operating margins in the FSG and comparable operating margins for the ETG when compared to the first quarter of fiscal 2007. The Company expects continued improvements in its sales during the remainder of the year. Based on current market conditions, the Company continues to target growth in fiscal 2008 net sales and earnings over fiscal 2007.

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

Operating Activities

    Net cash provided by operating activities was $9.8 million for the first three months of fiscal 2008, consisting primarily of net income of $10.1 million, a tax benefit on stock option exercises of $6.3 million, minority interests' share of income of consolidated subsidiaries of $4.6 million, depreciation and amortization of $3.5 million, a deferred income tax provision of $.9 million and stock option compensation expense of $.1 million, partially offset by an increase in net operating assets of $11.3 million and the presentation of $4.4 million of excess tax benefit from stock option exercises as a financing activity. The increase in net operating assets principally results from payments of accrued expenses and other current liabilities since October 31, 2007.

    Net cash provided by operating activities increased to $9.8 million for the first three months of fiscal 2008 from $3.1 million for the first three months of fiscal 2007 principally due to higher income before minority interests and the timing of receivable collections, partially offset by the payment of the aforementioned accrued expenses and other current liabilities.

Investing Activities

    Net cash used in investing activities during the first three months of fiscal 2008 related primarily to acquisitions and related costs of $12.2 million and capital expenditures totaling $2.8 million. Acquisitions and related costs principally reflect the payment of $7.0 million of additional purchase consideration related to a subsidiary previously acquired, which was accrued as of October 31, 2007 based on the subsidiary's earnings relative to target and two fiscal 2008 acquisitions. Further details on the fiscal 2008 acquisitions may be found in
Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial
Statements.

Financing Activities

    Net cash provided by financing activities during the first three months of fiscal 2008 primarily related to borrowings of $22.0 million on the Company's revolving credit facility principally used to fund the aforementioned additional purchase consideration and fiscal 2008 acquisitions, the presentation of $4.4 million of excess tax benefit from stock option exercises as a financing activity and proceeds from stock option exercises of $.8 million, partially offset by repayments of $11.0 million on the Company's revolving credit facility, distributions to minority interest owners of $2.0 million, and the payment of $1.3 million in cash dividends on the Company's common stock.

Contractual Obligations

    There have not been any material changes to the amounts presented in table of contractual obligations that was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007.

    As discussed in "New Accounting Pronouncements" below and Note 6, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, the Company adopted the provisions of FIN 48 during the first quarter of fiscal 2008. As of January 31, 2008, the Company's liability for unrecognized tax benefits was $7,388,000. At this time, it is uncertain if or when such amount may be settled with taxing authorities.

    As discussed in "Off-Balance Sheet Arrangements" below, the Company may be obligated to pay additional contingent purchase consideration based on future earnings of certain acquired businesses. The maximum amount of such contingent consideration that the Company could be required to pay aggregates approximates $113 million payable over the future periods beginning in fiscal 2009 through fiscal 2013.

Off-Balance Sheet Arrangements

    The Company has arranged for standby letters of credit aggregating $1.4 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility. In addition, the Company's industrial development revenue bonds are secured by a $2.0 million letter of credit expiring April 2008 and a mortgage on the related properties pledged as collateral.

    Pursuant to the agreement related to the acquisition of a 90% interest in a subsidiary by the FSG in fiscal 2001, the Company has the right to purchase the remaining 10% of the equity interests in fiscal 2011, or sooner under certain conditions, and the minority holder has the right to cause the Company to purchase the same equity interest in the same period.

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

    As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. In fiscal 2007, some of the minority interest holders exercised their option to cause the Company to purchase their aggregate 3% interest over the four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership interest in the subsidiary by .75% during fiscal 2007 and will increase its ownership interest by an additional .75% (or from 85.75% to 86.50%) effective the second quarter of fiscal 2008. The purchase price of this additional minority interest is not significant.

    As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority holders have the right to cause the Company to purchase the same equity interest over the same period. During the first quarter of fiscal 2008, the minority interest holders exercised their option to cause the Company to purchase their aggregate 28% interest over the four-year period beginning in the second quarter of fiscal 2008. Accordingly, the Company will increase its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective in the second quarter of fiscal 2008. The purchase price of this additional minority interest is $4.1 million.

    As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the minority interests beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

    The above referenced rights of the minority interest holders to cause the Company to purchase their equity interests ("Put Rights") may be exercised on varying dates beginning in fiscal 2008 through fiscal 2017. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Assuming the subsidiaries perform over the future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate Redemption Amount that the Company would be required to pay is approximately $49 million. The actual Redemption Amount will likely be different. Upon exercise of any Put Right, the Company's ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51., "Consolidated Financial Statements," minority interests have been recorded on the Company's consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in Note 1, in December 2007, the FASB issued SFAS No. 160 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated statement of financial position within equity. It also will require that any increases, or decreases in ownership interests in a subsidiary that do not result in a loss of control be accounted for as equity transactions and as a result any difference between the amount by which the non-controlling (minority) interest is adjusted and the fair value of the consideration paid or received, if any, would be recognized directly in equity attributable to the controlling interest. The Company is not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights.

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

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional purchase consideration up to $17.8 million and $19.2 million, respectively, based on the subsidiary's fiscal 2008 and 2009 respective earnings relative to target. The additional purchase consideration will be accrued when the earnings objectives are met and will be paid in the following fiscal year.

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to $73.0 million in aggregate should the subsidiary meet certain earnings objectives during the first five years following the acquisition. The additional purchase consideration will be accrued when the earnings objectives are met.

    As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.5 million in aggregate during the first three years following the acquisition should the subsidiary meet certain earnings objectives.

New Accounting Pronouncements

    Effective November 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," and began evaluating tax positions utilizing a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.

    As a result of adopting the provisions of FIN 48, the Company recognized a cumulative effect adjustment that decreased retained earnings as of the beginning of fiscal 2008 by $639,000. Further, effective with the adoption of FIN 48, the Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. Interest and penalties, which were not significant in fiscal 2007, were previously recorded in interest expense and in selling, general, and administrative expenses, respectively, in the Company's consolidated statements of operations.

    Further information regarding income taxes can be found in Note 6, Income Taxes, of the Notes to Condensed Consolidated Financial Statements.

    In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in accordance with generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, and cash flows.

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

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This Statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect that the adoption of SFAS No. 160 will have on its results of operations, financial position, and cash flows.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

    Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the Company's aggregate outstanding variable rate debt balance as of January 31, 2008, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $312,000 on an annual basis.

    The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in Canadian dollar and British pound sterling. A hypothetical 10% weakening in the exchange rate of the Canadian dollar or British pound sterling to the United States dollar as of January 31, 2008 would not have a material effect on the Company's results of operations, financial position, or cash flows.

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

                             PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first three months of fiscal 2008.

Item 6. EXHIBITS

        Exhibit    Description
        -------    -----------

         10.1 HEICO Savings and Investment Plan, as amended and restated effective January 1, 2007. *

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

                                          HEICO CORPORATION

Date: March 10, 2008                      By: /s/ THOMAS S. IRWIN
                                              -------------------------------
                                              Thomas S. Irwin
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------

 10.1 HEICO Savings and Investment Plan, as amended and restated effective January 1, 2007.

 31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

 31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

 32.1     Section 1350 Certification of Chief Executive Officer.

 32.2     Section 1350 Certification of Chief Financial Officer.