Form 10-Q
period 2008-04-30
HEICO CORP
filed 2008-06-03
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 30, 2008 or

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

    The number of shares outstanding of each of the registrant's classes of common stock as of May 31, 2008:

       Common Stock, $.01 par value                         10,572,641 shares
       Class A Common Stock, $.01 par value                 15,803,730 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                    Page
                                                                                                    ----
Part I. Financial Information:

     Item 1. Condensed Consolidated Balance Sheets (unaudited)
               as of April 30, 2008 and October 31, 2007............................................  2

             Condensed Consolidated Statements of Operations (unaudited)
               for the six months and three months ended April 30, 2008 and 2007 ...................  3

             Condensed Consolidated Statements of Cash Flows (unaudited)
               for the six months ended April 30, 2008 and 2007.....................................  4

             Notes to Condensed Consolidated Financial Statements (unaudited) ......................  5

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ................................................. 19

     Item 3. Quantitative and Qualitative Disclosures About Market Risk............................. 33

     Item 4. Controls and Procedures ............................................................... 34

Part II. Other Information:

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........................... 35

     Item 4. Submission of Matters to a Vote of Security Holders.................................... 35

     Item 6. Exhibits............................................................................... 36

Signature........................................................................................... 37

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                              April 30, 2008        October 31, 2007
                                                                              --------------        ----------------
                                                   ASSETS
Current assets:
  Cash and cash equivalents                                                      $5,427,000             $4,947,000
  Accounts receivable, net                                                       83,618,000             82,399,000
  Inventories, net                                                              123,532,000            115,770,000
  Prepaid expenses and other current assets                                       5,430,000              4,557,000
  Deferred income taxes                                                          14,682,000             10,135,000
                                                                               ------------           ------------
    Total current assets                                                        232,689,000            217,808,000

Property, plant and equipment, net                                               59,088,000             55,554,000
Goodwill                                                                        318,608,000            310,502,000
Intangible assets, net                                                           36,184,000             35,333,000
Other assets                                                                     17,859,000             12,105,000
                                                                               ------------           ------------
    Total assets                                                               $664,428,000           $631,302,000
                                                                               ============           ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                             $208,000             $2,187,000
  Trade accounts payable                                                         28,648,000             28,161,000
  Accrued expenses and other current liabilities                                 40,252,000             53,878,000
  Income taxes payable                                                            5,006,000              3,112,000
                                                                               ------------           ------------
    Total current liabilities                                                    74,114,000             87,338,000

Long-term debt, net of current maturities                                        55,621,000             53,765,000
Deferred income taxes                                                            37,984,000             35,296,000
Other non-current liabilities                                                    21,049,000             10,364,000
                                                                               ------------           ------------
    Total liabilities                                                           188,768,000            186,763,000
                                                                               ------------           ------------
Minority interests in consolidated subsidiaries (Note 11)                        77,669,000             72,938,000
                                                                               ------------           ------------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
    Participating Preferred Stock and 300,000 shares designated
    as Series C Junior Participating Preferred Stock; none issued                        --                     --
  Common Stock, $.01 par value per share; 30,000,000 shares authorized;
    10,572,641 and 10,538,691 shares issued and outstanding,
    respectively                                                                    106,000                105,000
  Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,773,363 and 15,612,862 shares issued and
    outstanding, respectively                                                       158,000                156,000
  Capital in excess of par value                                                228,865,000            220,658,000
  Accumulated other comprehensive income                                          1,147,000              3,050,000
  Retained earnings                                                             167,715,000            147,632,000
                                                                               ------------           ------------
    Total shareholders' equity                                                  397,991,000            371,601,000
                                                                               ------------           ------------
    Total liabilities and shareholders' equity                                 $664,428,000           $631,302,000
                                                                               ============           ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                             Six months ended April 30,           Three months ended April 30,
                                                          -------------------------------       -------------------------------
                                                              2008               2007               2008               2007
                                                          ------------       ------------       ------------       ------------
Net sales                                                 $278,326,000       $234,899,000       $144,039,000       $121,215,000
                                                          ------------       ------------       ------------       ------------
Operating costs and expenses:
  Cost of sales                                            179,141,000        153,744,000         91,683,000         77,548,000
  Selling, general and administrative expenses              49,596,000         42,932,000         25,997,000         22,584,000
                                                          ------------       ------------       ------------       ------------

Total operating costs and expenses                         228,737,000        196,676,000        117,680,000        100,132,000
                                                          ------------       ------------       ------------       ------------

Operating income                                            49,589,000         38,223,000         26,359,000         21,083,000

Interest expense                                            (1,507,000)        (1,709,000)          (645,000)          (860,000)
Interest and other (expense) income                            (74,000)           308,000             42,000            124,000
                                                          ------------       ------------       ------------       ------------

Income before income taxes and minority interests           48,008,000         36,822,000         25,756,000         20,347,000

Income tax expense                                          16,540,000         11,896,000          8,960,000          6,908,000
                                                          ------------       ------------       ------------       ------------
Income before minority interests                            31,468,000         24,926,000         16,796,000         13,439,000

Minority interests' share of income                          9,434,000          7,598,000          4,848,000          4,032,000
                                                          ------------       ------------       ------------       ------------
Net income                                                 $22,034,000        $17,328,000        $11,948,000         $9,407,000
                                                          ============       ============       ============       ============
Net income per share:
  Basic                                                           $.84               $.68               $.45               $.37
  Diluted                                                         $.81               $.65               $.44               $.35

Weighted average number of common shares outstanding:
  Basic                                                     26,230,514         25,528,419         26,276,396         25,574,205
  Diluted                                                   27,227,458         26,827,057         27,245,758         26,842,253

Cash dividends per share                                         $0.05              $0.04                $--                $--

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                Six months ended April 30,
                                                                            ----------------------------------
                                                                                2008                   2007
                                                                            -----------            -----------
Operating Activities:
  Net income                                                                $22,034,000            $17,328,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           7,308,000              5,948,000
      Deferred income tax provision                                           2,011,000              1,848,000
      Minority interests' share of income                                     9,434,000              7,598,000
      Tax benefit from stock option exercises                                 6,285,000              6,899,000
      Excess tax benefit from stock option exercises                         (4,350,000)            (5,282,000)
      Stock option compensation expense                                         129,000                422,000
      Changes in assets and liabilities, net of acquisitions:
        Decrease (increase) in accounts receivable                              690,000             (2,737,000)
        Increase in inventories                                              (6,592,000)            (9,028,000)
        Increase in prepaid expenses and other current assets                  (754,000)            (1,118,000)
        (Decrease) increase in trade accounts payable                          (492,000)             4,505,000
        Decrease in accrued expenses and other current liabilities           (2,459,000)            (4,913,000)
        Increase in income taxes payable                                      2,111,000                137,000
      Other                                                                    (128,000)               335,000
                                                                            -----------            -----------
  Net cash provided by operating activities                                  35,227,000             21,942,000
                                                                            -----------            -----------

Investing Activities:
  Acquisitions and related costs, net of cash acquired                      (28,221,000)           (13,867,000)
  Capital expenditures                                                       (6,948,000)            (5,721,000)
  Other                                                                          87,000                 20,000
                                                                            -----------            -----------
  Net cash used in investing activities                                     (35,082,000)           (19,568,000)
                                                                            -----------            -----------

Financing Activities:
  Borrowings on revolving credit facility                                    32,800,000             12,000,000
  Payments on revolving credit facility                                     (30,800,000)           (16,000,000)
  Borrowings on short-term line of credit                                       500,000                     --
  Payments on short-term line of credit                                        (500,000)                    --
  Payment of industrial development revenue bonds                            (1,980,000)                    --
  Cash dividends paid                                                        (1,312,000)            (1,022,000)
  Proceeds from stock option exercises                                        1,797,000              1,073,000
  Excess tax benefit from stock option exercises                              4,350,000              5,282,000
  Distributions to minority interest owners                                  (4,321,000)            (2,797,000)
  Other                                                                         (67,000)               (39,000)
                                                                            -----------            -----------
  Net cash provided by (used in) financing activities                           467,000             (1,503,000)
                                                                            -----------            -----------

Effect of exchange rate changes on cash                                        (132,000)                19,000
                                                                            -----------            -----------

Net increase in cash and cash equivalents                                       480,000                890,000
Cash and cash equivalents at beginning of year                                4,947,000              4,999,000
                                                                            -----------            -----------
Cash and cash equivalents at end of period                                   $5,427,000             $5,889,000
                                                                            ===========            ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries ("HEICO" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007. The October 31, 2007 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

    As a result of adopting the provisions of FIN 48, the Company recognized a cumulative effect adjustment that decreased retained earnings as of the beginning of fiscal 2008 by $639,000. Further, effective with the adoption of FIN 48, the Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. Interest and penalties, which were not significant in fiscal 2007, were previously recorded in interest expense and in selling, general and administrative expenses, respectively, in the Company's consolidated statements of operations.

    Further information regarding income taxes can be found in Note 6, Income Taxes.

New Accounting Pronouncements

    In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in accordance with generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. In February 2008, the FASB issued FASB Staff Position ("FSP") No. SFAS 157-2, "Effective Date of FASB Statement No. 157." FSP No. SFAS 157-2 delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position and cash flows.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company has not yet determined if it will elect to apply any of the provisions of SFAS No. 159 and is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its results of operations, financial position and cash flows.

    In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect that the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This Statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect that the adoption of SFAS No. 160 will have on its results of operations, financial position and cash flows.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. It requires enhanced disclosures about (a) how and why an entity uses derivatives instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or in the second quarter of fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 161 will have on its financial statement disclosures.

2. ACQUISITIONS

    In November 2007, the Company, through an 80%-owned subsidiary of HEICO Aerospace Holdings Corp. ("HEICO Aerospace"), acquired all of the stock of a European company. Subject to meeting certain earnings objectives during the first three years following the acquisition, the Company may be obligated to pay additional consideration of up to approximately $.5 million in aggregate. The acquired company supplies aircraft parts for sale and exchange and repair management services to commercial and regional airlines, asset management companies and FAA overhaul and repair facilities. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility.

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

    During the first six months of fiscal 2008, the Company, through HEICO Aerospace and its HEICO Electronic Technologies Corp. subsidiary ("HEICO Electronic"), paid $7.0 million and $4.7 million, respectively, of additional purchase consideration pursuant to the terms of the purchase agreements associated with two prior year acquisitions. These amounts were accrued as of October 31, 2007 based on a multiple of each subsidiary's earnings relative to target. Since these amounts were not contingent upon the former shareholders of each acquired entity remaining employed by the Company or providing future services to the Company, the payments were recorded as an additional cost of the respective acquired entity. (See Note 11, Commitments and Contingencies, for additional information on contingent purchase consideration associated with certain of the Company's acquisitions.)

    In February 2008, the Company, through HEICO Aerospace, acquired an 80% interest in certain assets and certain liabilities of a U.S. company that is an FAA-approved repair station which specializes in avionics primarily for the commercial aviation market. The remaining 20% is principally owned by certain members of the acquired company's management. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility. The Company has the right to purchase the minority interests beginning at approximately the sixth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

    In April 2008, the Company, through HEICO Aerospace, acquired an additional 7% equity interest in one of its subsidiaries, which increased the Company's ownership interest to 58%. The purchase price was principally paid in cash using proceeds from the Company's revolving credit facility.

    In April 2008, the Company, through HEICO Electronic, acquired an additional ..75% equity interest in one of its subsidiaries, which increased the Company's ownership interest to 86.5%. The purchase price was paid using cash provided by operating activities.

    The fiscal 2008 acquisitions described above were accounted for using the purchase method of accounting. The purchase price of each acquisition was not significant to the Company's condensed consolidated financial statements. The allocation of the purchase price of the fiscal 2008 and certain fiscal 2007 acquisitions to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

    The operating results of each of the Company's fiscal 2008 acquisitions as noted above and the fiscal 2007 acquisitions were included in the Company's results of operations from their effective acquisition date. Had the acquisitions taken place as of the beginning of fiscal 2007, net sales on a pro forma basis for the six months and three months ended April 30, 2007 would have been approximately $248 million and $128 million, respectively, and net sales on a pro forma basis for the six months and three months ended April 30, 2008 would not have been materially different than the reported amounts. The pro forma net income and net income per share (basic and diluted) for the six months and three months ended April 30, 2007 and 2008 assuming these acquisitions had taken place as of the beginning of fiscal 2007 would not have been materially different than the reported amounts.

3. SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

                                                             April 30, 2008        October 31, 2007
                                                             --------------        ----------------
Accounts receivable                                            $85,510,000            $84,111,000
Less: Allowance for doubtful accounts                           (1,892,000)            (1,712,000)
                                                               -----------            -----------
  Accounts receivable, net                                     $83,618,000            $82,399,000
                                                               ===========            ===========

 Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

                                                               April 30, 2008      October 31, 2007
                                                               --------------      ----------------
Costs incurred on uncompleted contracts                          $22,141,000          $21,832,000
Estimated earnings                                                12,998,000           13,111,000
                                                                 -----------          -----------
                                                                  35,139,000           34,943,000
Less: Billings to date                                           (29,319,000)         (25,661,000)
                                                                 -----------          -----------
                                                                  $5,820,000           $9,282,000
                                                                 ===========          ===========
Included in accompanying Condensed Consolidated
  Balance Sheets under the following captions:
    Accounts receivable, net (costs and estimated
      earnings in excess of billings)                             $5,873,000           $9,300,000
    Accrued expenses and other current liabilities
      (billings in excess of costs and estimated
      earnings)                                                      (53,000)             (18,000)
                                                                  ----------           ----------
                                                                  $5,820,000           $9,282,000
                                                                  ==========           ==========

    Changes in estimates did not have a material effect on net income or diluted net income per share in the six months and three months ended April 30, 2008 and 2007.

Inventories

                                                               April 30, 2008      October 31, 2007
                                                               --------------      ----------------
Finished products                                                $68,646,000          $61,592,000
Work in process                                                   15,878,000           15,406,000
Materials, parts, assemblies and supplies                         39,008,000           38,772,000
                                                                ------------         ------------
  Inventories, net                                              $123,532,000         $115,770,000
                                                                ============         ============

    Inventories related to long-term contracts were not significant as of April 30, 2008 and October 31, 2007.

Property, Plant and Equipment

                                                               April 30, 2008      October 31, 2007
                                                               --------------      ----------------
Land                                                              $3,656,000           $3,656,000
Buildings and improvements                                        34,465,000           30,732,000
Machinery, equipment and tooling                                  70,709,000           65,242,000
Construction in progress                                           5,160,000            6,339,000
                                                                 -----------          -----------
                                                                 113,990,000          105,969,000
Less: Accumulated depreciation and amortization                  (54,902,000)         (50,415,000)
                                                                 -----------          -----------
  Property, plant and equipment, net                             $59,088,000          $55,554,000
                                                                 ===========          ===========

Accrued Customer Rebates and Credits

    The aggregate amount of accrued customer rebates and credits included within the caption accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $14,465,000 and $10,452,000 as of April 30, 2008 and October 31, 2007, respectively. These amounts generally relate to discounts negotiated with customers as part of certain sales contracts and are usually tied to sales volume thresholds. The Company accrues customer rebates and credits as a reduction from net sales as the revenue is recognized based on the estimated level of discount rate expected to be earned by each customer over the life of the contract period (generally one year). Accrued customer rebates and credits are monitored by management and discount levels are updated at least quarterly. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2008 and 2007 was $5,102,000 and $4,890,000, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2008 and 2007 was $2,664,000 and $2,351,000, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2008 are as follows:

                                                           Segment
                                               ------------------------------        Consolidated
                                                    FSG               ETG               Totals
                                               ------------      ------------        ------------
Balances as of October 31, 2007                $169,689,000      $140,813,000        $310,502,000
Goodwill acquired                                 9,038,000            74,000           9,112,000
Foreign currency translation adjustments            (61,000)         (822,000)           (883,000)
Adjustments to goodwill                             (15,000)         (108,000)           (123,000)
                                               ------------      ------------        ------------
Balances as of April 30, 2008                  $178,651,000      $139,957,000        $318,608,000
                                               ============      ============        ============

    The goodwill acquired is a result of the acquisitions described in Note 2, Acquisitions. The foreign currency translation adjustments principally reflect an unrealized translation loss on the goodwill recognized in connection the acquisition of a Canadian-based subsidiary. Foreign currency translation adjustments are included in other comprehensive income in the Company's Condensed Consolidated Balance Sheets (see Note 7, Shareholders' Equity and Comprehensive Income). Adjustments to goodwill were not material in the six months and three months ended April 30, 2008.

    Identifiable intangible assets consist of:

                                        As of April 30, 2008                           As of October 31, 2007
                            -------------------------------------------     -------------------------------------------
                                Gross                           Net             Gross                           Net
                              Carrying      Accumulated       Carrying        Carrying      Accumulated       Carrying
                               Amount       Amortization       Amount          Amount       Amortization       Amount
                            -----------     ------------    -----------     -----------     ------------    -----------
Amortizing Assets:
------------------
Customer relationships      $22,724,000     ($6,943,000)    $15,781,000     $19,784,000     ($4,912,000)    $14,872,000
Intellectual property         5,956,000      (1,509,000)      4,447,000       6,204,000      (1,066,000)      5,138,000
Licenses                      1,000,000        (437,000)        563,000       1,000,000        (400,000)        600,000
Non-compete agreements        1,058,000        (680,000)        378,000         937,000        (628,000)        309,000
Patents                         572,000        (163,000)        409,000         560,000        (132,000)        428,000
                            -----------     ------------    -----------     -----------     ------------    -----------
                             31,310,000      (9,732,000)     21,578,000      28,485,000      (7,138,000)     21,347,000
Non-Amortizing Assets:
----------------------
Trade names                  14,606,000              --      14,606,000      13,986,000              --      13,986,000
                            -----------     ------------    -----------     -----------     ------------    -----------
                            $45,916,000     ($9,732,000)    $36,184,000     $42,471,000     ($7,138,000)    $35,333,000
                            ===========     ============    ===========     ===========     ============    ===========

    The increase in the gross carrying amount of customer relationships, non-compete agreements and trade names as of April 30, 2008 compared to October 31, 2007 principally relates to such intangible assets recognized in connection with the acquisitions described in Note 2, Acquisitions. The weighted average amortization period of the customer relationships and non-compete agreements acquired during the six months ended April 30, 2008 is approximately six years and four years, respectively. In addition, foreign currency translation adjustments on certain intangible assets recognized as part of the acquisition of a Canadian-based subsidiary had the effect of reducing the gross carrying amount of such assets.

    Amortization expense of other intangible assets for the six months and three months ended April 30, 2008 was $2,622,000 and $1,365,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2008 is estimated to be $5,304,000. Amortization expense for each of the next five fiscal years is estimated to be $4,831,000 in fiscal 2009, $4,283,000 in fiscal 2010, $3,593,000 in fiscal 2011, $2,846,000 in fiscal 2012 and $1,312,000 in fiscal 2013.

5. SHORT-TERM AND LONG-TERM DEBT

    As of April 30, 2008, no borrowings were outstanding under the $5.0 million short-term line of credit that one of the Company's subsidiaries has with a bank.

    Long-term debt consists of:

                                                            April 30, 2008      October 31, 2007
                                                            --------------      ----------------
Borrowings under revolving credit facility                    $55,000,000          $53,000,000
Industrial Development Revenue Refunding
  Bonds - Series 1988                                                  --            1,980,000
Notes payable, capital leases and equipment loans                 829,000              972,000
                                                              ------------         ------------
                                                               55,829,000           55,952,000
Less: Current maturities of long-term debt                       (208,000)          (2,187,000)
                                                              ------------         ------------
                                                              $55,621,000          $53,765,000
                                                              ============         ============

    As of April 30, 2008 and October 31, 2007, the weighted average interest rate on borrowings under the Company's revolving credit facility was 3.5% and 5.8%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2008, the Company was in compliance with all such covenants. In May 2008, the Company increased amounts available under its revolving credit facility and extended the term when it entered into the Second Amended and Restated Revolving Credit Agreement (see Note 12, Subsequent Event).

    In April 2008, the Company paid the matured Series 1988 industrial development revenue bonds aggregating $1,980,000.

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

    During the six months and three months ended April 30, 2008, there were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with taxing authorities or a lapse of applicable statutes of limitations. The Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

    In December 2006, Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," was retroactively extended for two years to cover the period from January 1, 2006 to December 31, 2007. As a result, the Company recognized an income tax credit for qualified research and development activities in fiscal 2007 for the full fiscal 2006 year. The tax credit, net of expenses, increased net income by approximately $.5 million and $.2 million for the six months and three months ended April 30, 2007, respectively.

7.  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

    Changes in consolidated shareholders' equity and comprehensive income for the six months ended April 30, 2008 are as follows:

                                                                                    Accumulated
                                                        Class A      Capital in        Other
                                             Common     Common        Exess of     Comprehensive     Retained     Comprehensive
                                              Stock      Stock        Par Value        Loss          Earnings         Income
                                           ----------  ----------  --------------  -------------  --------------  -------------
Balances as of October 31, 2007             $105,000    $156,000    $220,658,000   $ 3,050,000     $147,632,000
Net income                                        --          --              --            --       22,034,000     $22,034,000
Foreign currency translation adjustments          --          --              --    (1,907,000)              --      (1,907,000)
                                                                                                                    -----------
Comprehensive income                              --          --              --            --               --     $20,127,000
                                                                                                                    ===========
Cash dividends ($.05 per share)                   --          --              --            --       (1,312,000)
Cumulative effect of adopting FIN 48
  (Note 6)                                        --          --              --            --         (639,000)
Tax benefit from stock option exercises           --          --       6,285,000            --               --
Proceeds from stock option exercises           1,000       2,000       1,794,000            --               --
Stock option compensation expense                 --          --         129,000            --               --
Other                                             --          --          (1,000)        4,000               --
                                            --------    --------    ------------   -----------     ------------
Balances as of April 30, 2008               $106,000    $158,000    $228,865,000   $ 1,147,000     $167,715,000
                                            ========    ========    ============   ===========     ============

8.  RESEARCH AND DEVELOPMENT EXPENSES

    Cost of sales for the six months ended April 30, 2008 and 2007 includes approximately $8.5 million and $8.0 million, respectively, of new product research and development expenses. Cost of sales for the three months ended April 30, 2008 and 2007 includes approximately $4.3 million and $4.0 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

9.  NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share for the six months and three months ended April 30:

                                                         Six months ended April 30,       Three months ended April 30,
                                                       ------------------------------   --------------------------------
                                                              2008          2007                 2008         2007
                                                       ------------------------------   --------------------------------
Numerator:
  Net income                                              $22,034,000   $17,328,000          $11,948,000   $ 9,407,000
                                                          ===========   ===========          ===========   ===========
Denominator:
  Weighted average common shares outstanding-basic         26,230,514    25,528,419           26,276,396    25,574,205
  Effect of dilutive stock options                            996,944     1,298,638              969,362     1,268,048
                                                          -----------   -----------          -----------   -----------
  Weighted average common shares outstanding-diluted       27,227,458    26,827,057           27,245,758    26,842,253
                                                          ===========   ===========          ===========   ===========

Net income per share-basic                                      $0.84         $0.68                $0.45         $0.37
Net income per share-diluted                                    $0.81         $0.65                $0.44         $0.35

Anti-dilutive stock options excluded                               --            --                   --            --

10. OPERATING SEGMENTS

    Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the six months and three months ended April 30, 2008 and 2007, respectively, is as follows:

                                                                                 Other,
                                                        Segment                Primarily
                                              ---------------------------    Corporate and    Consolidated
                                                   FSG            ETG         Intersegment       Totals
                                              ------------    -----------    -------------    ------------
For the six months ended April 30, 2008:
----------------------------------------
  Net sales                                   $210,317,000    $68,021,000         ($12,000)   $278,326,000
  Depreciation and amortization                  4,422,000      2,702,000          184,000       7,308,000
  Operating income                              39,331,000     16,948,000       (6,690,000)     49,589,000
  Capital expenditures                           5,332,000      1,166,000          450,000       6,948,000

For the six months ended April 30, 2007:
----------------------------------------
  Net sales                                   $180,471,000    $54,434,000          ($6,000)   $234,899,000
  Depreciation and amortization                  4,080,000      1,700,000          168,000       5,948,000
  Operating income                              32,292,000     13,140,000       (7,209,000)     38,223,000
  Capital expenditures                           4,871,000        813,000           37,000       5,721,000

For the three months ended April 30, 2008:
------------------------------------------
  Net sales                                   $107,968,000    $36,083,000         ($12,000)   $144,039,000
  Depreciation and amortization                  2,315,000      1,352,000          102,000       3,769,000
  Operating income                              20,385,000      9,771,000       (3,797,000)     26,359,000
  Capital expenditures                           3,164,000        725,000          247,000       4,136,000

For the three months ended April 30, 2007:
------------------------------------------
  Net sales                                    $92,396,000    $28,825,000          ($6,000)   $121,215,000
  Depreciation and amortization                  2,065,000        853,000           85,000       3,003,000
  Operating income                              17,867,000      7,376,000       (4,160,000)     21,083,000
  Capital expenditures                           2,532,000        498,000           25,000       3,055,000

    Total assets by operating segment as of April 30, 2008 and October 31, 2007 are as follows:

                                                        Segment                   Other,
                                              ---------------------------       Primarily      Consolidated
                                                   FSG            ETG           Corporate         Totals
                                              ------------    ------------    -------------    ------------
Total assets as of April 30, 2008             $404,399,000    $226,027,000      $34,002,000    $664,428,000
Total assets as of October 31, 2007            379,433,000     230,448,000       21,421,000     631,302,000

11. COMMITMENTS AND CONTINGENCIES

Guarantees

    The Company has arranged for standby letters of credit aggregating $1.4 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility.

Product Warranty

    Changes in the Company's product warranty liability for the six months ended April 30, 2008 and 2007, respectively, are as follows:

                                                  Six months ended April 30,
                                                ------------------------------
                                                     2008                2007
                                                  ----------          --------
Balances as of beginning of fiscal year           $1,181,000          $534,000
Acquired warranty liabilities                             --                --
Accruals for warranties                              576,000           600,000
Warranty claims settled                             (393,000)         (381,000)
                                                  ----------          --------
Balances as of April 30                           $1,364,000          $753,000
                                                  ==========          ========

Acquisitions

Put/Call Rights

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

    As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the Company has the right to purchase the minority interests over a five-year period beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase their interests over a five-year period commencing on approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

    As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority interest holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. In fiscal 2007, some of the minority interest holders exercised their option to cause the Company to purchase their aggregate 3% interest over the four-year period ending in fiscal 2010. Accordingly, the Company has since increased its ownership interest in the subsidiary by 1.5% (or one-fourth of such minority interest holders' aggregate interest in fiscal 2007 and 2008, respectively) to 86.5% effective April 2008.

    As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. During fiscal 2008, the minority interest holders exercised their option to cause the Company to purchase their aggregate 28% interest over the four-year period ending in fiscal 2011. Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective April 2008.

    As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the minority interests over a four-year period beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

    As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2008, the Company has the right to purchase the minority interests over a five-year period beginning at approximately the sixth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

    The above referenced rights of the minority interest holders to cause the Company to purchase their equity interests ("Put Rights") may be exercised on varying dates beginning in fiscal 2008 through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Assuming the subsidiaries perform over the future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate Redemption Amount that the Company would be required to pay is approximately $49 million. The actual Redemption Amount will likely be different. Upon exercise of any Put Right, the Company's ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51., "Consolidated Financial Statements," minority interests have been recorded on the Company's consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in Note 1, in December 2007, the FASB issued SFAS No. 160 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on

November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated statement of financial position within equity. It also will require that any increases or decreases in ownership interests in a subsidiary that do not result in a loss of control be accounted for as equity transactions and as a result, any difference between the amount by which the non-controlling (minority) interest is adjusted and the fair value of the consideration paid or received, if any, would be recognized directly in equity attributable to the controlling interest. The Company is not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights.

Additional Contingent Purchase Consideration

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

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to $72.3 million in aggregate should the subsidiary meet certain earnings objectives during the first five years following the acquisition.

    As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.5 million in aggregate should the subsidiary meet certain earnings objectives during the first three years following the acquisition.

    The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met. Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company. Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when accrued. The maximum amount of such contingent consideration that the Company could be required to pay aggregates approximately $112 million payable over the future periods beginning in fiscal 2009 through fiscal 2013. Assuming the subsidiaries perform over the future measurement periods at the same earnings levels they performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that the Company would be required to pay is approximately $9 million. The actual contingent purchase consideration will likely be different.

Litigation

    The Company is involved in various legal actions arising in the normal course of business. Based upon the Company's and its legal counsel's evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

12. SUBSEQUENT EVENT

    In May 2008, the Company amended its revolving credit facility by entering into a $300 million Second Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which matures in May 2013. Under certain circumstances, the maturity may be extended for two one-year periods. The Credit Facility also includes a feature that will allow the Company to increase the Credit Facility, at its option, up to $500 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions.

    Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate ("LIBOR") plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest and non-cash charges, or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins for LIBOR based borrowings range from .625% to 2.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company's leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event the Company's leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of the Company's subsidiaries.

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

                                                 Six months ended April 30,     Three months ended April 30,
                                                ----------------------------    ----------------------------
                                                    2008            2007            2008            2007
                                                ------------    ------------    ------------    ------------
Net sales                                       $278,326,000    $234,899,000    $144,039,000    $121,215,000
                                                ------------    ------------    ------------    ------------
Cost of sales                                    179,141,000     153,744,000      91,683,000      77,548,000
Selling, general and administrative expenses      49,596,000      42,932,000      25,997,000      22,584,000
                                                ------------    ------------    ------------    ------------
Total operating costs and expenses               228,737,000     196,676,000     117,680,000     100,132,000
                                                ------------    ------------    ------------    ------------
Operating income                                 $49,589,000     $38,223,000     $26,359,000     $21,083,000
                                                ============    ============    ============    ============
Net sales by segment:
  Flight Support Group                          $210,317,000    $180,471,000    $107,968,000     $92,396,000
  Electronic Technologies Group                   68,021,000      54,434,000      36,083,000      28,825,000
  Intersegment sales                                 (12,000)         (6,000)        (12,000)         (6,000)
                                                ------------    ------------    ------------    ------------
                                                $278,326,000    $234,899,000    $144,039,000    $121,215,000
                                                ============    ============    ============    ============
Operating income by segment:
  Flight Support Group                           $39,331,000     $32,292,000     $20,385,000     $17,867,000
  Electronic Technologies Group                   16,948,000      13,140,000       9,771,000       7,376,000
  Other, primarily corporate                      (6,690,000)     (7,209,000)     (3,797,000)     (4,160,000)
                                                ------------    ------------    ------------    ------------
                                                 $49,589,000     $38,223,000     $26,359,000     $21,083,000
                                                ============    ============    ============    ============

Net sales                                              100.0%          100.0%          100.0%          100.0%
Gross profit                                            35.6%           34.5%           36.3%           36.0%
Selling, general and administrative expenses            17.8%           18.3%           18.0%           18.6%
Operating income                                        17.8%           16.3%           18.3%           17.4%
Interest expense                                         0.5%            0.7%            0.4%            0.7%
Interest and other (expense) income                      0.0%            0.1%            0.0%            0.1%
Income tax expense                                       5.9%            5.1%            6.2%            5.7%
Minority interests' share of income                      3.4%            3.2%            3.4%            3.3%
Net income                                               7.9%            7.4%            8.3%            7.8%

Comparison of First Six Months of Fiscal 2008 to First Six Months of Fiscal 2007

Net Sales

    Net sales for the first six months of fiscal 2008 increased by 18.5% to $278.3 million, as compared to net sales of $234.9 million for the first six months of fiscal 2007. The increase in net sales reflects an increase of $29.8 million (a 16.5% increase) to $210.3 million in net sales within the FSG and an increase of $13.6 million (a 25.0% increase) to $68.0 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 12% as well as the impact on net sales from prior year and fiscal 2008 acquisitions. The organic growth principally reflects higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and repair and overhaul services. The ETG's net sales increase reflects organic growth of approximately 14% reflecting increased demand for certain products as well as the impact on net sales from prior year acquisitions.

Gross Profit and Operating Expenses

    The Company's gross profit margin increased to 35.6% for the first six months of fiscal 2008 as compared to 34.5% for the first six months of fiscal 2007, reflecting higher margins within the FSG and ETG due principally to a more favorable product mix. Consolidated cost of sales for the first six months of fiscal 2008 and 2007 includes approximately $8.5 million and $8.0 million, respectively, of new product research and development expenses.

    Selling, general and administrative ("SG&A") expenses were $49.6 million and $42.9 million for the first six months of fiscal 2008 and fiscal 2007, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the acquired businesses. As a percentage of net sales, SG&A expenses decreased to 17.8% for the first six months of fiscal 2008 compared to 18.3% for the first six months of fiscal 2007.

Operating Income

    Operating income for the first six months of fiscal 2008 increased by 29.7% to $49.6 million, compared to operating income of $38.2 million for the first six months of fiscal 2007. The increase in operating income reflects an increase of $7.0 million (a 21.8% increase) to $39.3 million in operating income of the FSG in the first six months of fiscal 2008 from $32.3 million for the first six months of fiscal 2007, a $3.8 million increase (a 29.0% increase) in operating income of the ETG from $13.1 million for the first six months of fiscal 2007 to $16.9 million for the first six months of fiscal 2008 and a $.5 million decrease in corporate expenses.

    As a percentage of net sales, consolidated operating income increased to 17.8% for the first six months of fiscal 2008 compared to 16.3% for the first six months of fiscal 2007. The consolidated operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 17.9% in the first six months of fiscal 2007 to 18.7% in the first six months of fiscal 2008 accompanied by an an increase in the ETG's operating income as a percentage of net sales from 24.1% in the first six months of fiscal 2007 to

24.9% in the first six months of fiscal 2008. The increase in operating income as a percentage of net sales for the FSG and ETG principally reflects the aforementioned increased gross profit margins. See "Outlook" below for additional information on the operating margins of the FSG and ETG.

Interest Expense

    Interest expense decreased to $1,507,000 in the first six months of fiscal 2008 from $1,709,000 in the first six months of fiscal 2007. The decrease was principally due to lower interest rates, partially offset by the higher weighted average balance outstanding under the revolving credit facility in the first six months of fiscal 2008.

Interest and Other (Expense) Income

    Interest and other (expense) income in the first six months of fiscal 2008 and 2007 were not material.

Income Tax Expense

    The Company's effective tax rate for the first six months of fiscal 2008 increased to 34.5% from 32.3% for the first six months of fiscal 2007. The increase is principally due to an income tax credit for qualified research and development activities recognized for the full fiscal 2006 year in the first six months of fiscal 2007. The fiscal 2006 tax credit was recorded pursuant to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code and increased net income, net of expenses, by approximately $.5 million for the first six months of fiscal 2007.

Minority Interests' Share of Income

    Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace and HEICO Electronic. The increase in the minority interests' share of income for the first six months of fiscal 2008 compared to the first six months of fiscal 2007 is attributable to the higher earnings of the FSG and certain ETG subsidiaries in which the minority interests exist.

Net Income

    The Company's net income was $22.0 million, or $.81 per diluted share, for the first six months of fiscal 2008 compared to $17.3 million, or $.65 per diluted share, for the first six months of fiscal 2007 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

Outlook

    The Company reported increased consolidated net sales and operating income in the first six months and three months ended April 30, 2008, reflecting both strong organic growth and growth through acquisitions. Increased consolidated operating margins for the first half and second quarter of fiscal 2008 versus the respective periods in fiscal 2007 reflect strong operating margins for the FSG and the ETG. Based on current market conditions, the Company continues to target growth in fiscal 2008 net sales and earnings during the remainder of the year over the comparable period in fiscal 2007.

Comparison of Second quarter of Fiscal 2008 to Second quarter of Fiscal 2007

Net Sales

    Net sales for the second quarter of fiscal 2008 increased by 18.8% to $144.0 million, as compared to net sales of $121.2 million for the second quarter of fiscal 2007. The increase in net sales reflects an increase of $15.6 million (a 16.9% increase) to $108.0 million in net sales within the FSG and an increase of $7.3 million (a 25.2% increase) to $36.1 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 12% as well as the impact on net sales from prior year and fiscal 2008 acquisitions. The organic growth principally reflects higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and its repair and overhaul services. The ETG's net sales increase reflects organic growth of approximately 14% reflecting increased demand for certain products as well as the impact on net sales from prior year acquisitions.

Gross Profit and Operating Expenses

    The Company's gross profit margin increased to 36.3% for the second quarter of fiscal 2008 as compared to 36.0% for the second quarter of fiscal 2007, reflecting higher gross profit margins within the ETG offset by slightly lower gross profit margins within FSG. The higher gross profit margins within the ETG principally reflects a more favorable product mix. Consolidated cost of sales for the second quarter of fiscal 2008 and 2007 includes approximately $4.3 million and $4.0 million, respectively, of new product research and development expenses.

    SG&A expenses were $26.0 million and $22.6 million for the second quarter of fiscal 2008 and fiscal 2007, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the acquired businesses. As a percentage of net sales, SG&A expenses decreased to 18.0% for the second quarter of fiscal 2008 from 18.6% for the second quarter of fiscal 2007.

Operating Income

    Operating income for the second quarter of fiscal 2008 increased by 25.0% to $26.4 million, compared to operating income of $21.1 million for the second quarter of fiscal 2007. The increase in operating income reflects an increase of $2.5 million (a 14.1% increase) to $20.4 million in operating income of the FSG in the second quarter of fiscal 2008 from $17.9 million for the second quarter of fiscal 2007, a $2.4 million increase (a 32.5% increase) in operating income of the ETG from $7.4 million for the second quarter of fiscal 2007 to $9.8 million for the second quarter of fiscal 2008, and a $.4 million decrease in corporate expenses.

    As a percentage of net sales, consolidated operating income increased to 18.3% for the second quarter of fiscal 2008 compared to 17.4% for the second quarter of fiscal 2007. The consolidated operating income as a percentage of net sales reflects an increase in the ETG's operating income as a percentage of net sales from 25.6% in the second quarter of fiscal 2007 to 27.1% in the second quarter of fiscal 2008. The increase in operating income as a percentage of net sales for the ETG principally reflects the increase in net sales as well as the increased gross profit margins discussed previously. The FSG's operating income as a percentage of net sales was 18.9% and 19.3% in the second quarter of fiscal 2008 and 2007, respectively.

Interest Expense

    Interest expense decreased to $645,000 in the second quarter of fiscal 2008 from $860,000 in the second quarter of fiscal 2007. The decrease was principally due to lower interest rates, partially offset by the higher weighted average balance outstanding under the revolving credit facility in the second quarter of 2008.

Interest and Other (Expense) Income

    Interest and other (expense) income in the second quarter of fiscal 2008 and 2007 were not material.

Income Tax Expense

    The Company's effective tax rate for the second quarter of fiscal 2008 increased to 34.8% from 34.0% for the second quarter of fiscal 2007. The increase is principally due to an income tax credit for qualified research and development activities recognized for the full fiscal 2006 year during fiscal 2007. The fiscal 2006 tax credit was recorded pursuant to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code and increased net income, net of expenses, by approximately $.2 million for the second quarter of fiscal 2007.

Minority Interests' Share of Income

    Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace, the minority interests held in certain subsidiaries of HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Electronic. The increase in the minority interests' share of income for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 is primarily attributable to the higher earnings of the FSG and certain ETG subsidiaries in which the minority interests exist.

Net Income

    The Company's net income was $11.9 million, or $.44 per diluted share, for the second quarter of fiscal 2008 compared to $9.4 million, or $.35 per diluted share, for the second quarter of fiscal 2007 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries and higher effective tax rate.

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

Operating Activities

    Net cash provided by operating activities was $35.2 million for the first six months of fiscal 2008, consisting primarily of net income of $22.0 million, minority interests' share of income of consolidated subsidiaries of $9.4 million, depreciation and amortization of $7.3 million, a tax benefit on stock option exercises of $6.3 million, a deferred income tax provision of $2.0 million and stock option compensation expense of $.1 million, partially offset by an increase in net operating assets of $7.5 million and the presentation of $4.4 million of excess tax benefit from stock option exercises as a financing activity. The increase in net operating assets principally reflects a higher investment in inventories by the FSG required to meet increased sales demand associated with new product offerings, sales growth and increased lead times on certain raw materials.

    Net cash provided by operating activities increased $13.3 million from $21.9 million for the first six months of fiscal 2007 to $35.2 million for the first six months of fiscal 2008 principally due to higher income before minority interests and depreciation and amortization as well as the timing of receivable collections, partially offset by the timing of the net payment of certain liabilities, including trade accounts payable, accrued expenses and income taxes, that vary somewhat from year to year.

Investing Activities

    Net cash used in investing activities during the first six months of fiscal 2008 related primarily to acquisitions and related costs of $28.2 million and capital expenditures totaling $6.9 million. Acquisitions and related costs principally reflect three fiscal 2008 acquisitions, additional purchase consideration related to two subsidiaries acquired in previous years, which was accrued as of October 31, 2007 based on each subsidiary's earnings relative to target, and an additional 7% of the equity interests of a subsidiary of the FSG. Further details on the fiscal 2008 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

    Net cash provided by financing activities during the first six months of fiscal 2008 primarily related to borrowings of $32.8 million on the Company's revolving credit facility principally used to fund the aforementioned acquisitions and related costs, the presentation of $4.4 million of excess tax benefit from stock option exercises as a financing activity and proceeds from stock option exercises of $1.8 million, partially offset by repayments of $30.8 million on the Company's revolving credit facility, distributions to minority interest owners of $4.3 million, the payment of the matured industrial development revenue bonds aggregating $2.0 million and the payment of $1.3 million in cash dividends on the Company's common stock.

    In May 2008, the Company amended its revolving credit facility by entering into a $300 million Second Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which matures in May 2013. Under certain circumstances, the maturity may be extended for two one-year periods. The Credit Facility also includes a feature that will allow the Company to increase the Credit Facility, at its option, up to $500 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions.

    Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate ("LIBOR") plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest and non-cash charges, or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins for LIBOR based borrowings range from .625% to 2.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company's leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event the Company's leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of the Company's subsidiaries.

Contractual Obligations

    There have not been any material changes to the amounts presented in table of contractual obligations that was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007, except for the extension of the term under the Company's amended revolving credit facility as discussed in "Liquidity and Capital Resources - Financing Activities" above.

    As discussed in "New Accounting Pronouncements" below and Note 6, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, the Company adopted the provisions of FIN 48 during the first quarter of fiscal 2008. As of April 30, 2008, the Company's liability for unrecognized tax benefits was $7,588,000. At this time, it is uncertain if or when such amount may be settled with taxing authorities.

    As discussed in "Off-Balance Sheet Arrangements - Acquisitions - Put/Call Rights" below, the minority interest holders of certain subsidiaries have the right to cause the Company to purchase their equity interests ("Put Rights"), which may be exercised on varying dates beginning in fiscal 2008 through fiscal 2018. Assuming the subsidiaries perform over the future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate amount that the Company would be required to pay is approximately $49 million. The actual amount will likely be different.

    Further, as discussed in "Off-Balance Sheet Arrangements - Acquisitions - Additional Contingent Purchase Consideration" below, the Company may be obligated to pay additional contingent purchase consideration based on future earnings of certain acquired businesses. The maximum amount of such contingent consideration that the Company could be required to pay aggregates approximately $112 million payable over the future periods beginning in fiscal 2009 through fiscal 2013. Assuming the subsidiaries perform over the future measurement periods at the same earnings levels they performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that the Company would be required to pay is approximately $9 million. The actual contingent purchase consideration will likely be different.

Off-Balance Sheet Arrangements

Guarantees

    The Company has arranged for standby letters of credit aggregating $1.4 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility.

Acquisitions - Put/Call Rights

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

    As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the Company has the right to purchase the minority interests over a five-year period beginning at approximately the tenth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase their interests over a five-year period commencing on approximately the fifth anniversary of the acquisition, or sooner under certain conditions.

    As part of the agreement to acquire an 85% interest in a subsidiary by the ETG in fiscal 2005, the minority interest holders have the right to cause the Company to purchase their interests over a four-year period starting around the second anniversary of the acquisition, or sooner under certain conditions. In fiscal 2007, some of the minority interest holders exercised their option to cause the Company to purchase their aggregate 3% interest over the four-year period ending in fiscal 2010. Accordingly, the Company has since increased its ownership interest in the subsidiary by 1.5% (or one-fourth of such minority interest holders' aggregate interest in fiscal 2007 and 2008, respectively) to 86.5% effective April 2008.

    As part of the agreement to acquire a 51% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase 28% of the equity interests of the subsidiary over a four-year period beginning approximately after the second anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. During fiscal 2008, the minority interest holders exercised their option to cause the Company to purchase their aggregate 28% interest over the four-year period ending in fiscal 2011. Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective April 2008.

    As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the minority interests over a four-year period beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

    As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2008, the Company has the right to purchase the minority interests over a five-year period beginning at approximately the sixth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

    The above referenced rights of the minority interest holders to cause the Company to purchase their equity interests ("Put Rights") may be exercised on varying dates beginning in fiscal 2008 through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Upon exercise of any Put Right, the Company's ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51., "Consolidated Financial Statements," minority interests have been recorded on the Company's consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in Note 1, in December 2007, the FASB issued SFAS No. 160 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated statement of financial position within equity. It also will require that any increases or decreases in ownership interests in a subsidiary that do not result in a loss of control be accounted for as equity transactions and as a result, any difference between the amount by which the non-controlling (minority) interest is adjusted and the fair value of the consideration paid or received, if any, would be recognized directly in equity attributable to the controlling interest. The Company is not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights.

Acquisitions - Additional Contingent Purchase Consideration

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

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to $72.3 million in aggregate should the subsidiary meet certain earnings objectives during the first five years following the acquisition.

    As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.5 million in aggregate should the subsidiary meet certain earnings objectives during the first three years following the acquisition.

    The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met. Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company. Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when accrued.

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

    In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in accordance with generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. In February 2008, the FASB issued FASB Staff Position ("FSP") No. SFAS 157-2, "Effective Date of FASB Statement No. 157." FSP No. SFAS 157-2 delays the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position and cash flows.

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or in fiscal 2009 for HEICO. The Company has not yet determined if it will elect to apply any of the provisions of SFAS No. 159 and is currently evaluating the effect, if any, the adoption of SFAS

No. 159 will have on its results of operations, financial position and cash flows.

    In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect that the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This Statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect that the adoption of SFAS No. 160 will have on its results of operations, financial position and cash flows.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. It requires enhanced disclosures about (a) how and why an entity uses derivatives instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or in the second quarter of fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 161 will have on its financial statement disclosures.

Forward-Looking Statements

    Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words "believe," "expect," "estimate" and similar expressions are generally intended to identify forward looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those statements. Factors that could cause such differences, but are not limited to: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; HEICO's ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; HEICO's ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aviation, defense, space and electronics industries, which could negatively impact our costs and revenues; and HEICO's ability to maintain effective internal controls, which could adversely affect our business and the market price of our common stock. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

    Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the Company's aggregate outstanding variable rate debt balance as of April 30, 2008, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $194,000 on an annual basis.

    The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in Canadian dollar and British pound sterling. A hypothetical 10% weakening in the exchange rate of the Canadian dollar or British pound sterling to the United States dollar as of April 30, 2008 would not have a material effect on the Company's results of operations, financial position or cash flows.

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

                           PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first six months of fiscal 2008.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders held on March 28, 2008, the Company's shareholders elected nine directors. The number of votes cast for and withheld for each nominee for director was as follows:

Director                           For                 Withheld
--------                           ---                 --------
Samuel L. Higginbottom         10,889,340               469,828
Wolfgang Mayrhuber             10,987,873               371,295
Eric A. Mendelson              11,077,101               282,067
Laurans A. Mendelson           11,123,260               235,908
Victor H. Mendelson            11,078,596               280,572
Albert Morrison, Jr.           10,976,978               382,190
Joseph W. Pallot               11,191,780               167,388
Dr. Alan Schriesheim           10,976,427               382,741
Frank J. Schwitter             11,190,439               168,729

    The Company's shareholders also approved the HEICO Corporation Amended and Restated 2002 Stock Option Plan, with 7,792,400 voting for the proposal, 1,293,350 voting against and 52,917 abstaining. Furthermore, the Company's shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending October 31, 2008, with 11,266,394 voting for the proposal, 60,052 voting against and 32,722 abstaining.

Item 6. EXHIBITS

Exhibit     Description
-------     -----------

 10.1 Second Amended and Restated Revolving Credit Agreement, dated as of May 27, 2008, among HEICO Corporation, as Borrower, the lenders from time to time party hereto, Regions Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N. A., as Syndication Agent, and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 30, 2008. ***

 31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

 31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

 32.1       Section 1350 Certification of Chief Executive Officer. **

 32.2       Section 1350 Certification of Chief Financial Officer. **

*    Filed herewith.
**   Furnished herewith.
***  Previously filed.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEICO CORPORATION

Date: June 3, 2008                      By: /s/ THOMAS S. IRWIN
                                          -----------------------------
                                            Thomas S. Irwin
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit     Description
-------     -----------

 10.1 Second Amended and Restated Revolving Credit Agreement, dated as of May 27, 2008, among HEICO Corporation, as Borrower, the lenders from time to time party hereto, Regions Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N. A., as Syndication Agent, and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 30, 2008.

 31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

 31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

 32.1       Section 1350 Certification of Chief Executive Officer.

 32.2       Section 1350 Certification of Chief Financial Officer.