Form 10-Q
period 2008-07-31
HEICO CORP
filed 2008-09-03
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended July 31, 2008 or

[ ]        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

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

Large accelerated     Accelerated      Non-accelerated     Smaller reporting
    filer [X]          filer [ ]          filer [ ]           company [ ]
                                   (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).          Yes [ ] No [X]

    The number of shares outstanding of each of the registrant's classes of common stock as of August 28, 2008:

       Common Stock, $.01 par value                      10,572,641 shares
       Class A Common Stock, $.01 par value              15,816,480 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                    Page
                                                                                    ----
Part I. Financial Information:

   Item 1. Condensed Consolidated Balance Sheets (unaudited)
             as of July 31, 2008 and October 31, 2007................................ 2

           Condensed Consolidated Statements of Operations (unaudited)
             for the nine months and three months ended July 31, 2008 and 2007....... 3

           Condensed Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended July 31, 2008 and 2007........................ 4

           Notes to Condensed Consolidated Financial Statements (unaudited) ......... 5

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................. 19

   Item 3. Quantitative and Qualitative Disclosures About Market Risk. ............. 33

   Item 4. Controls and Procedures ................................................. 34

Part II. Other Information:

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............. 35

   Item 6. Exhibits................................................................. 35

Signature........................................................................... 36

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                              July 31, 2008         October 31, 2007
                                                                              -------------         ----------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                      $6,565,000             $4,947,000
  Accounts receivable, net                                                       76,390,000             82,399,000
  Inventories, net                                                              129,952,000            115,770,000
  Prepaid expenses and other current assets                                       5,228,000              4,557,000
  Deferred income taxes                                                          15,958,000             10,135,000
                                                                               ------------           ------------
    Total current assets                                                        234,093,000            217,808,000

Property, plant and equipment, net                                               59,548,000             55,554,000
Goodwill                                                                        318,380,000            310,502,000
Intangible assets, net                                                           34,655,000             35,333,000
Other assets                                                                     18,993,000             12,105,000
                                                                               ------------           ------------
    Total assets                                                               $665,669,000           $631,302,000
                                                                               ============           ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                             $250,000             $2,187,000
  Trade accounts payable                                                         29,581,000             28,161,000
  Accrued expenses and other current liabilities                                 39,987,000             53,878,000
  Income taxes payable                                                            2,605,000              3,112,000
                                                                               ------------           ------------
    Total current liabilities                                                    72,423,000             87,338,000

Long-term debt, net of current maturities                                        42,512,000             53,765,000
Deferred income taxes                                                            39,395,000             35,296,000
Other non-current liabilities                                                    21,293,000             10,364,000
                                                                               ------------           ------------
    Total liabilities                                                           175,623,000            186,763,000
                                                                               ------------           ------------
Minority interests in consolidated subsidiaries (Note 11)                        80,661,000             72,938,000
                                                                               ------------           ------------

Commitments and contingencies (Note 11)
Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
    Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred Stock; none issued
  Common Stock, $.01 par value per share; 30,000,000 shares authorized;                  --                     --
    10,572,641 and 10,538,691 shares issued and outstanding,
    respectively                                                                    106,000                105,000
  Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,816,480 and 15,612,862 shares issued and
    outstanding, respectively                                                       158,000                156,000
  Capital in excess of par value                                                229,231,000            220,658,000
  Accumulated other comprehensive income                                            668,000              3,050,000
  Retained earnings                                                             179,222,000            147,632,000
                                                                               ------------           ------------
    Total shareholders' equity                                                  409,385,000            371,601,000
                                                                               ------------           ------------
    Total liabilities and shareholders' equity                                 $665,669,000           $631,302,000
                                                                               ============           ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          Nine months ended July 31,     Three months ended July 31,
                                                        -----------------------------   -----------------------------
                                                             2008           2007            2008            2007
                                                        -------------   -------------   -------------   -------------
Net sales                                               $425,631,000    $368,054,000    $147,305,000    $133,155,000
                                                        -------------   -------------   -------------   -------------

Operating costs and expenses:
   Cost of sales                                         272,595,000     239,194,000      93,454,000      85,450,000
   Selling, general and administrative expenses           75,958,000      66,693,000      26,362,000      23,761,000
                                                        -------------   -------------   -------------   -------------

Total operating costs and expenses                       348,553,000     305,887,000     119,816,000     109,211,000
                                                        -------------   -------------   -------------   -------------

Operating income                                          77,078,000      62,167,000      27,489,000      23,944,000

Interest expense                                          (1,951,000)     (2,438,000)       (444,000)       (729,000)
Interest and other (expense) income                         (218,000)        228,000        (144,000)        (80,000)
                                                        -------------   -------------   -------------   -------------

Income before income taxes and minority interests         74,909,000      59,957,000      26,901,000      23,135,000

Income tax expense                                        26,040,000      19,726,000       9,500,000       7,830,000
                                                        -------------   -------------   -------------   -------------

Income before minority interests                          48,869,000      40,231,000      17,401,000      15,305,000

Minority interests' share of income                       14,008,000      11,989,000        4,574,000      4,391,000
                                                        -------------   -------------   -------------   -------------

Net income                                               $34,861,000     $28,242,000     $12,827,000     $10,914,000
                                                        =============   =============   =============   =============

Net income per share:
   Basic                                                       $1.33           $1.10            $.49            $.42
   Diluted                                                     $1.28           $1.05            $.47            $.40

Weighted average number of common shares outstanding:
   Basic                                                  26,280,211      25,620,418      26,379,608      25,804,417
   Diluted                                                27,242,251      26,871,310      27,271,841      26,959,815

Cash dividends per share                                       $0.10           $0.08           $0.05           $0.04

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                   Nine months ended July 31,
                                                                                 ------------------------------
                                                                                     2008              2007
                                                                                 ------------      ------------
Operating Activities:
  Net income                                                                     $34,861,000       $28,242,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                               11,339,000         8,959,000
      Deferred income tax provision                                                2,179,000         3,188,000
      Minority interests' share of income                                         14,008,000        11,989,000
      Tax benefit from stock option exercises                                      6,281,000         6,880,000
      Excess tax benefit from stock option exercises                              (4,347,000)       (5,267,000)
      Stock option compensation expense                                              138,000           542,000
      Changes in assets and liabilities, net of acquisitions:
        Decrease (increase) in accounts receivable                                 7,867,000        (9,472,000)
        Increase in inventories                                                  (13,062,000)      (13,132,000)
        Increase in prepaid expenses and other current assets                       (448,000)         (739,000)
        Increase in trade accounts payable                                           456,000         3,625,000
        (Decrease) increase in accrued expenses and other current liabilities     (2,294,000)        1,369,000
        (Decrease) increase in income taxes payable                                 (286,000)          872,000
      Other                                                                          (66,000)          208,000
                                                                                 ------------      ------------
  Net cash provided by operating activities                                       56,626,000        37,264,000
                                                                                 ------------      ------------

Investing Activities:
  Acquisitions and related costs, net of cash acquired                           (28,747,000)      (14,875,000)
  Capital expenditures                                                           (10,121,000)       (9,465,000)
  Other                                                                              133,000           135,000
                                                                                 ------------      ------------
  Net cash used in investing activities                                          (38,735,000)      (24,205,000)
                                                                                 ------------      ------------
Financing Activities:
  Payments on revolving credit facility                                          (51,000,000)      (29,000,000)
  Borrowings on revolving credit facility                                         40,000,000        15,000,000
  Borrowings on short-term line of credit                                            500,000         1,000,000
  Payments on short-term line of credit                                             (500,000)       (1,000,000)
  Payment of industrial development revenue bonds                                 (1,980,000)               --
  Distributions to minority interest owners                                       (5,902,000)       (4,165,000)
  Cash dividends paid                                                             (2,631,000)       (2,056,000)
  Excess tax benefit from stock option exercises                                   4,347,000         5,267,000
  Proceeds from stock option exercises                                             2,157,000         2,615,000
  Other                                                                           (1,087,000)          (39,000)
                                                                                 ------------      ------------
  Net cash used in financing activities                                          (16,096,000)      (12,378,000)
                                                                                 ------------      ------------

Effect of exchange rate changes on cash                                             (177,000)           28,000
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                          1,618,000           709,000
Cash and cash equivalents at beginning of year                                     4,947,000         4,999,000
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                        $6,565,000        $5,708,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries ("HEICO" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007. The October 31, 2007 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

    In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is a revision of SFAS No.141 and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (formerly the "purchase accounting" method) be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No.141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This statement requires the recognition of a noncontrolling interest (previously referred to as minority interest) as a separate component within equity in the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of operations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect the adoption of SFAS No. 160 will have on its results of operations, financial position and cash flows.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. It requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or in the second quarter of fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 161 will have on its financial statement disclosures.

    In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 162 will have on its results of operations, financial position and cash flows.

2.  ACQUISITIONS

    In November 2007, the Company, through an 80%-owned subsidiary of HEICO Aerospace Holdings Corp. ("HEICO Aerospace"), acquired all of the stock of a European company. Subject to meeting certain earnings objectives during the first three years following the acquisition, the Company may be obligated to pay additional consideration of up to approximately $.5 million in aggregate. The acquired company supplies aircraft parts for sale and exchange as well as repair management services to commercial and regional airlines, asset management companies and FAA overhaul and repair facilities.

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

    In April 2008, the Company, through its HEICO Electronic Technologies Corp. subsidiary ("HEICO Electronic"), acquired an additional .75% equity interest in one of its subsidiaries, which increased the Company's ownership interest to 86.5%. The purchase price was paid using cash provided by operating activities.

    During the first nine months of fiscal 2008, the Company, through HEICO Aerospace and HEICO Electronic, paid $7.0 million and $4.7 million, respectively, of additional purchase consideration pursuant to the terms of the purchase agreements associated with two previous year acquisitions. These amounts were accrued as of October 31, 2007 based on a multiple of each subsidiary's earnings relative to target. Since these amounts were not contingent upon the former shareholders of each acquired entity remaining employed by the Company or providing future services to the Company, the payments were recorded as an additional cost of the respective acquired entity. (See Note 11, Commitments and Contingencies, for additional information on contingent purchase consideration associated with certain of the Company's acquisitions.)

    The fiscal 2008 acquisitions described above were accounted for using the purchase method of accounting. The purchase price of each acquisition was paid in cash using proceeds from the Company's revolving credit facility unless otherwise noted and was not significant to the Company's condensed consolidated financial statements. The allocation of the purchase price of the fiscal 2008 and the fourth quarter of fiscal 2007 acquisitions to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

    The operating results of each of the Company's fiscal 2008 acquisitions as noted above and the fiscal 2007 acquisitions were included in the Company's results of operations from their effective acquisition date. Had the acquisitions taken place as of the beginning of fiscal 2007, net sales on a pro forma basis for the nine months and three months ended July 31, 2007 would have been approximately $389 million and $141 million, respectively, and net sales on a pro forma basis for the nine months and three months ended July 31, 2008 would not have been materially different than the reported amounts. The pro forma net income and net income per share (basic and diluted) for the nine months and three months ended July 31, 2007 and 2008 assuming these acquisitions had taken place as of the beginning of fiscal 2007 would not have been materially different than the reported amounts.

3.  SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

                                                             July 31, 2008       October 31, 2007
                                                             -------------       ----------------
Accounts receivable                                           $78,477,000           $84,111,000
Less: Allowance for doubtful accounts                          (2,087,000)           (1,712,000)
                                                             -------------       ----------------
  Accounts receivable, net                                    $76,390,000           $82,399,000
                                                             =============       ================

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

                                                             July 31, 2008       October 31, 2007
                                                             -------------       ----------------
Costs incurred on uncompleted contracts                       $22,639,000           $21,832,000
Estimated earnings                                             13,404,000            13,111,000
                                                             -------------       ----------------
                                                               36,043,000            34,943,000
Less: Billings to date                                        (28,659,000)          (25,661,000)
                                                             -------------       ----------------
                                                               $7,384,000            $9,282,000
                                                             =============       ================
Included in accompanying Condensed Consolidated
  Balance Sheets under the following captions:
    Accounts receivable, net (costs and estimated
      earnings in excess of billings)                          $7,416,000            $9,300,000
    Accrued expenses and other current liabilities
      (billings in excess of costs and estimated earnings)        (32,000)              (18,000)
                                                             -------------       ----------------
                                                               $7,384,000            $9,282,000
                                                             =============       ================

    Changes in estimates did not have a material effect on net income or diluted net income per share in the nine months and three months ended July 31, 2008 and 2007.

Inventories

                                                             July 31, 2008       October 31, 2007
                                                             -------------       ----------------
Finished products                                             $74,528,000           $61,592,000
Work in process                                                16,149,000            15,406,000
Materials, parts, assemblies and supplies                      39,275,000            38,772,000
                                                             -------------       ----------------
  Inventories, net                                           $129,952,000          $115,770,000
                                                             =============       ================

   Inventories related to long-term contracts were not significant as of July 31, 2008 and October 31, 2007.

Property, Plant and Equipment

                                                             July 31, 2008       October 31, 2007
                                                             -------------       ----------------
Land                                                           $3,656,000            $3,656,000
Buildings and improvements                                     35,840,000            30,732,000
Machinery, equipment and tooling                               72,325,000            65,242,000
Construction in progress                                        4,797,000             6,339,000
                                                             -------------       ----------------
                                                              116,618,000           105,969,000
Less: Accumulated depreciation and amortization               (57,070,000)          (50,415,000)
                                                             -------------       ----------------
  Property, plant and equipment, net                          $59,548,000           $55,554,000
                                                             =============       ================

Accrued Customer Rebates and Credits

    The aggregate amount of accrued customer rebates and credits included within the caption accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $9,746,000 and $10,452,000 as of July 31, 2008 and October 31, 2007, respectively. These amounts generally relate to discounts negotiated with customers as part of certain sales contracts and are usually tied to sales volume thresholds. The Company accrues customer rebates and credits as a reduction from net sales as the revenue is recognized based on the estimated level of discount rate expected to be earned by each customer over the life of the contract period (generally one year). Accrued customer rebates and credits are monitored by management and discount levels are updated at least quarterly. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2008 and 2007 were $7,677,000 and $7,399,000, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2008 and 2007 were $2,575,000 and $2,509,000, respectively.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2008 are as follows:

                                                      Segment
                                           -------------------------------     Consolidated
                                                FSG               ETG             Totals
                                           -------------     -------------     -------------
Balances as of October 31, 2007            $169,689,000      $140,813,000      $310,502,000
Goodwill acquired                             9,050,000            74,000         9,124,000
Foreign currency translation adjustments        (64,000)       (1,040,000)       (1,104,000)
Adjustments to goodwill                          99,000          (241,000)         (142,000)
                                           -------------     -------------     -------------
Balances as of July 31, 2008               $178,774,000      $139,606,000      $318,380,000
                                           =============     =============     =============

    The goodwill acquired is a result of the current year acquisitions described in Note 2, Acquisitions. The foreign currency translation adjustments principally reflect an unrealized translation loss on the goodwill recognized in connection the acquisition of a Canadian-based subsidiary. Foreign currency translation adjustments are included in other comprehensive income in the Company's Condensed Consolidated Balance Sheets (see Note 7, Shareholders' Equity and Comprehensive Income). Adjustments to goodwill were not material in the nine months and three months ended July 31, 2008.

    Identifiable intangible assets consist of:

                                      As of July 31, 2008                            As of October 31, 2007
                          ------------------------------------------   -----------------------------------------
                             Gross                            Net          Gross                         Net
                           Carrying     Accumulated        Carrying      Carrying     Accumulated     Carrying
                            Amount      Amortization         Amount        Amount     Amortization      Amount
                          -----------   -------------    -----------   -----------    ------------   -----------
Amortizing Assets:
------------------
Customer relationships    $22,626,000    ($8,038,000)    $14,588,000   $19,784,000    ($4,912,000)   $14,872,000
Intellectual property       5,891,000     (1,727,000)      4,164,000     6,204,000     (1,066,000)     5,138,000
Licenses                    1,000,000       (455,000)        545,000     1,000,000       (400,000)       600,000
Non-compete agreements      1,056,000       (708,000)        348,000       937,000       (628,000)       309,000
Patents                       573,000       (179,000)        394,000       560,000       (132,000)       428,000
                          -----------   -------------    -----------   -----------    ------------   -----------
                           31,146,000    (11,107,000)     20,039,000    28,485,000     (7,138,000)    21,347,000
Non-Amortizing Assets:
----------------------
Trade names                14,616,000              --     14,616,000    13,986,000              --    13,986,000
                          -----------   -------------    -----------   -----------    ------------   -----------
                          $45,762,000   ($11,107,000)    $34,655,000   $42,471,000    ($7,138,000)   $35,333,000
                          ===========   =============    ===========   ===========    ============   ===========

    The increase in the gross carrying amount of customer relationships, non-compete agreements and trade names as of July 31, 2008 compared to October 31, 2007 principally relates to such intangible assets recognized in connection with the acquisitions described in Note 2, Acquisitions. The weighted average amortization period of the customer relationships and non-compete agreements acquired during the nine months ended July 31, 2008 is approximately six years and four years, respectively. In addition, foreign currency translation adjustments on certain intangible assets recognized as part of the acquisition of a Canadian-based subsidiary had the effect of reducing the gross carrying amount of such assets.

    Amortization expense of other intangible assets for the nine months and three months ended July 31, 2008 was $4,004,000 and $1,382,000, respectively. Amortization expense of other intangible assets for the fiscal year ending October 31, 2008 is estimated to be $5,294,000. Amortization expense for each of the next five fiscal years is estimated to be $4,811,000 in fiscal 2009, $4,263,000 in fiscal 2010, $3,566,000 in fiscal 2011, $2,829,000 in fiscal 2012 and $1,306,000 in fiscal 2013.

5.  SHORT-TERM AND LONG-TERM DEBT

    The $5.0 million short-term line of credit that one of the Company's subsidiaries has with a bank expired in June 2008, but has been temporarily extended until a renewal contract is finalized. As of July 31, 2008, no borrowings were outstanding.

 Long-term debt consists of:

                                                            July 31, 2008         October 31, 2007
                                                            --------------        ----------------
Borrowings under revolving credit facility                    $42,000,000            $53,000,000
Industrial Development Revenue Refunding
  Bonds - Series 1988                                                  --              1,980,000
Notes payable, capital leases and equipment loans                 762,000                972,000
                                                            --------------        ---------------
                                                               42,762,000             55,952,000
Less: Current maturities of long-term debt                       (250,000)            (2,187,000)
                                                            --------------        ---------------
                                                              $42,512,000            $53,765,000
                                                            ==============        ===============

Revolving Credit Facility

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

    Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate ("LIBOR") plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest and non-cash charges, or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins for LIBOR-based borrowings range from .625% to 2.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company's leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event the Company's leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of the Company's subsidiaries.

    As of July 31, 2008 and October 31, 2007, the weighted average interest rate on borrowings under the Company's revolving credit facility was 3.2% and 5.8%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2008, the Company was in compliance with all such covenants.

Industrial Development Revenue Bonds

    In April 2008, the Company paid the matured Series 1988 industrial development revenue bonds aggregating $1,980,000.

6.  INCOME TAXES

    As discussed in Note 1, Summary of Significant Accounting Policies - Income Taxes, the Company adopted the provisions of FIN 48 effective November 1, 2007. As a result, the Company increased its liabilities related to uncertain tax positions by $4,622,000 and accounted for this change as a $3,889,000 increase to deferred tax assets, a $639,000 decrease to retained earnings (the cumulative effect of adopting FIN 48), and a $94,000 decrease to deferred tax liabilities. Upon adoption, the Company also reclassified $2,680,000 in unrecognized tax benefits and $2,621,000 of income tax refunds (related to research and development activities as further described below) from income taxes payable to long-term income tax liabilities and long-term income tax assets, respectively, since the Company does not anticipate payment or receipt of cash within one year. Long-term income tax liabilities are classified within other non-current liabilities and long-term income tax assets are classified within other assets in the Company's Condensed Consolidated Balance Sheets.

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

    During the nine months and three months ended July 31, 2008, there were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with taxing authorities or a lapse of applicable statutes of limitations. The Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

    In December 2006, Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," was retroactively extended for two years to cover the period from January 1, 2006 to December 31, 2007. As a result, the Company recognized an income tax credit for qualified research and development activities in fiscal 2007 for the full fiscal 2006 year. The tax credit, net of expenses, increased net income by approximately $.5 million for the nine months ended July 31, 2007.

7.  SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

    Changes in consolidated shareholders' equity and comprehensive income for the nine months ended July 31, 2008 are as follows:

                                                                                     Accumulated
                                                           Class A    Capital in        Other
                                                Common      Common    Excess of     Comprehensive     Retained      Comprehensive
                                                 Stock      Stock     Par Value         Income        Earnings          Income
                                               --------   --------   ------------   -------------   ------------    -------------
Balances as of October 31, 2007                $105,000   $156,000   $220,658,000     $3,050,000    $147,632,000
Net income                                         --         --          --             --           34,861,000     $34,861,000
Foreign currency translation adjustments           --         --          --          (2,388,000)        --           (2,388,000)
                                                                                                                     ------------
Comprehensive income                               --         --          --             --              --          $32,473,000
                                                                                                                     ============
Cash dividends ($.10 per share)                    --         --          --             --           (2,631,000)
Cumulative effect of adopting FIN 48 (Note 6)      --         --          --             --             (639,000)
Tax benefit from stock option exercises            --         --        6,281,000        --              --
Proceeds from stock option exercises              1,000      2,000      2,154,000        --              --
Stock option compensation expense                  --         --          138,000        --              --
Other                                              --         --          --               6,000          (1,000)
                                               --------   --------   ------------   -------------   ------------
Balances as of July 31, 2008                   $106,000   $158,000   $229,231,000       $668,000    $179,222,000
                                               ========   ========   ============   =============   ============

8.  RESEARCH AND DEVELOPMENT EXPENSES

    Cost of sales for the nine months ended July 31, 2008 and 2007 includes approximately $13.9 million and $11.8 million, respectively, of new product research and development expenses. Cost of sales for the three months ended
July 31, 2008 and 2007 includes approximately $5.4 million and $3.8 million, respectively, of new product research and development expenses. The expenses are net of reimbursements pursuant to research and development cooperation and joint venture agreements, which were not significant.

9.  NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted net income per share for the nine months and three months ended July 31:

                                                          Nine months ended July 31,   Three months ended July 31,
                                                         ---------------------------   ---------------------------
                                                             2008            2007          2008            2007
                                                         -----------     -----------   -----------     -----------
Numerator:
  Net income                                             $34,861,000     $28,242,000   $12,827,000     $10,914,000
                                                         ===========     ===========   ===========     ===========
Denominator:
  Weighted average common shares outstanding-basic        26,280,211      25,620,418    26,379,608      25,804,417
  Effect of dilutive stock options                           962,040       1,250,892       892,233       1,155,398
                                                         -----------     -----------   -----------     -----------
  Weighted average common shares outstanding-diluted      27,242,251      26,871,310    27,271,841      26,959,815
                                                         ===========     ===========   ===========     ===========

Net income per share-basic                                     $1.33           $1.10         $0.49           $0.42
Net income per share-diluted                                   $1.28           $1.05         $0.47           $0.40

Anti-dilutive stock options excluded                              --              --            --              --

10. OPERATING SEGMENTS

    Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine months and three months ended July 31, 2008 and 2007, respectively, is as follows:

                                                                                Other,
                                                        Segment               Primarily
                                            -----------------------------   Corporate and    Consolidated
                                                 FSG              ETG        Intersegment       Totals
                                            ------------     ------------   -------------    ------------
For the nine months ended July 31, 2008:
----------------------------------------
  Net sales                                 $320,286,000     $105,697,000     ($352,000)     $425,631,000
  Depreciation and amortization                6,905,000        4,068,000       366,000        11,339,000
  Operating income                            59,723,000       27,731,000   (10,376,000)       77,078,000
  Capital expenditures                         7,928,000        1,635,000       558,000        10,121,000

For the nine months ended July 31, 2007:
----------------------------------------
  Net sales                                 $280,959,000      $87,111,000      ($16,000)     $368,054,000
  Depreciation and amortization                6,116,000        2,591,000       252,000         8,959,000
  Operating income                            50,094,000       23,383,000   (11,310,000)       62,167,000
  Capital expenditures                         7,687,000        1,620,000       158,000         9,465,000

For the three months ended July 31, 2008:
-----------------------------------------
  Net sales                                 $109,969,000      $37,676,000     ($340,000)     $147,305,000
  Depreciation and amortization                2,483,000        1,366,000       182,000         4,031,000
  Operating income                            20,392,000       10,783,000    (3,686,000)       27,489,000
  Capital expenditures                         2,596,000          469,000       108,000         3,173,000

For the three months ended July 31, 2007:
-----------------------------------------
  Net sales                                 $100,488,000      $32,677,000       ($10,000)     $133,155,000
  Depreciation and amortization                2,036,000          891,000         84,000         3,011,000
  Operating income                            17,802,000       10,243,000     (4,101,000)       23,944,000
  Capital expenditures                         2,816,000          807,000        121,000         3,744,000

    Total assets by operating segment as of July 31, 2008 and October 31, 2007 are as follows:


                                                        Segment                 Other,
                                            -----------------------------     Primarily      Consolidated
                                                 FSG              ETG         Corporate         Totals
                                            ------------     ------------   -------------    ------------
Total assets as of July 31, 2008            $406,090,000     $223,898,000    $35,681,000     $665,669,000
Total assets as of October 31, 2007          379,433,000      230,448,000     21,421,000      631,302,000

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

    During the third quarter of fiscal 2008, the Company, through a subsidiary of the FSG, entered into two facility operating lease commitments, which commence during the fourth quarter of fiscal 2008. The aggregate minimum lease payments for these facilities are estimated to be $70,000 in fiscal 2008, $659,000 in fiscal 2009, $683,000 in fiscal 2010, $711,000 in fiscal 2011,
$738,000 in fiscal 2012 and $687,000 in fiscal 2013.

Guarantees

    The Company has arranged for standby letters of credit aggregating $1.4 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility.

Product Warranty

    Changes in the Company's product warranty liability for the nine months ended July 31, 2008 and 2007, respectively, are as follows:

                                                 Nine months ended July 31,
                                               ------------------------------
                                                   2008               2007
                                               -----------        -----------
Balances as of beginning of fiscal year        $1,181,000           $534,000
Accruals for warranties                         1,053,000          1,345,000
Warranty claims settled                          (592,000)          (739,000)
                                               -----------        -----------
Balances as of July 31                         $1,642,000         $1,140,000
                                               ===========        ===========

Acquisitions

Put/Call Rights

    Pursuant to the purchase agreement related to the acquisition of an 80% interest in a subsidiary by the FSG in fiscal 2001, the Company acquired an additional 10% of the equity interests of the subsidiary in fiscal 2007. The Company has provided notice to the minority interest holder that it will purchase the remaining 10% interest effective October 31, 2008. The estimated purchase price of this additional minority interest is not expected to be significant to the Company's consolidated financial statements.

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

    Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause the Company to purchase their aggregate 28% interest over the four-year period ending in fiscal 2011. Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective April 2008. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

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

    The above referenced rights of the minority interest holders to cause the Company to purchase their equity interests ("Put Rights") may be exercised on varying dates beginning in fiscal 2008 through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate Redemption Amount that the Company would be required to pay is approximately $49 million. The actual Redemption Amount will likely be different. Upon exercise of any Put Right, the Company's ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," minority interests have been recorded on the Company's consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in Note 1,

Summary of Significant Accounting Policies, the FASB issued SFAS No. 160 in December 2007 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated balance sheet within equity. The Company is not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights.

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

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to $71.1 million in aggregate should the subsidiary meet certain earnings objectives during the first five years following the acquisition.

    As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.5 million in aggregate should the subsidiary meet certain earnings objectives during the first three years following the acquisition.

    The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met. Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company. Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when accrued. The maximum amount of such contingent consideration that the Company could be required to pay aggregates approximately $111 million payable over the future periods beginning in fiscal 2009 through fiscal 2013. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that the Company would be required to pay is approximately $5 million. The actual contingent purchase consideration will likely be different.

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

                                                 Nine months ended July 31,      Three months ended July 31,
                                               -----------------------------    -----------------------------
                                                   2008             2007            2008            2007
                                               ------------     ------------    ------------    ------------
Net sales                                      $425,631,000     $368,054,000    $147,305,000    $133,155,000
                                               ------------     ------------    ------------    ------------
Cost of sales                                   272,595,000      239,194,000      93,454,000      85,450,000
Selling, general and administrative expenses     75,958,000       66,693,000      26,362,000      23,761,000
                                               ------------     ------------    ------------    ------------
Total operating costs and expenses              348,553,000      305,887,000     119,816,000     109,211,000
                                               ------------     ------------    ------------    ------------
Operating income                                $77,078,000      $62,167,000     $27,489,000     $23,944,000
                                               ============     ============    ============    ============

Net sales by segment:
  Flight Support Group                         $320,286,000    $280,959,000     $109,969,000    $100,488,000
  Electronic Technologies Group                 105,697,000      87,111,000       37,676,000      32,677,000
  Intersegment sales                               (352,000)        (16,000)        (340,000)        (10,000)
                                               ------------     ------------    ------------    ------------
                                               $425,631,000    $368,054,000     $147,305,000    $133,155,000
                                               ============     ============    ============    ============

Operating income by segment:
  Flight Support Group                          $59,723,000      $50,094,000     $20,392,000     $17,802,000
  Electronic Technologies Group                  27,731,000       23,383,000      10,783,000      10,243,000
  Other, primarily corporate                    (10,376,000)     (11,310,000)     (3,686,000)     (4,101,000)
                                               ------------     ------------    ------------    ------------
                                                $77,078,000      $62,167,000     $27,489,000     $23,944,000
                                               ============     ============    ============    ============

Net sales                                            100.0%           100.0%          100.0%          100.0%
Gross profit                                          36.0%            35.0%           36.6%           35.8%
Selling, general and administrative expenses          17.8%            18.1%           17.9%           17.8%
Operating income                                      18.1%            16.9%           18.7%           18.0%
Interest expense                                       0.5%             0.7%            0.3%            0.5%
Interest and other (expense) income                   (0.1%)            0.1%           (0.1%)          (0.1%)
Income tax expense                                     6.1%             5.4%            6.4%            5.9%
Minority interests' share of income                    3.3%             3.3%            3.1%            3.3%
Net income                                             8.2%             7.7%            8.7%            8.2%

Comparison of First Nine Months of Fiscal 2008 to First Nine Months of Fiscal
2007

Net Sales

    Net sales for the first nine months of fiscal 2008 increased by 15.6% to $425.6 million, as compared to net sales of $368.1 million for the first nine months of fiscal 2007. The increase in net sales reflects an increase of $39.3 million (a 14.0% increase) to $320.3 million in net sales within the FSG and an increase of $18.6 million (a 21.3% increase) to $105.7 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 10% as well as the impact on net sales from prior year and fiscal 2008 acquisitions. The organic growth principally represents higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and repair and overhaul services. The ETG's net sales increase reflects the impact on net sales from prior year acquisitions as well as organic growth of approximately 10% principally due to increased demand for certain products.

Gross Profit and Operating Expenses

    The Company's gross profit margin increased to 36.0% for the first nine months of fiscal 2008 as compared to 35.0% for the first nine months of fiscal 2007, principally reflecting higher margins within the FSG primarily due to a more favorable product mix. Consolidated cost of sales for the first nine months of fiscal 2008 and 2007 includes approximately $13.9 million and $11.8 million, respectively, of new product research and development expenses.

    Selling, general and administrative ("SG&A") expenses were $76.0 million and $66.7 million for the first nine months of fiscal 2008 and fiscal 2007, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above and the additional operating costs associated with the acquired businesses. As a percentage of net sales, SG&A expenses decreased to 17.8% for the first nine months of fiscal 2008 compared to 18.1% for the first nine months of fiscal 2007.

Operating Income

    Operating income for the first nine months of fiscal 2008 increased by 24.0% to $77.1 million, compared to operating income of $62.2 million for the first nine months of fiscal 2007. The increase in operating income reflects an increase of $9.6 million (a 19.2% increase) to $59.7 million in operating income of the FSG in the first nine months of fiscal 2008 from $50.1 million for the first nine months of fiscal 2007, a $4.3 million increase (an 18.6% increase) in operating income of the ETG from $23.4 million for the first nine months of fiscal 2007 to $27.7 million for the first nine months of fiscal 2008 and a $.9 million decrease in corporate expenses.

    As a percentage of net sales, consolidated operating income increased to 18.1% for the first nine months of fiscal 2008 compared to 16.9% for the first nine months of fiscal 2007. The consolidated operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 17.8% in the first nine months of fiscal 2007 to 18.6% in the first nine months of fiscal 2008 offset by a decrease in the ETG's operating income as a percentage of net sales from 26.8% in the first nine months of fiscal 2007 to 26.2%
in the first nine months of fiscal 2008. The increase in operating income as a percentage of net sales for the FSG principally reflects the aforementioned increased gross profit margins. The decrease in operating income as a percentage of net sales for the ETG principally reflects an increase in amortization expense of intangible assets associated with prior year acquisitions. See "Outlook" below for additional information on the operating margins of the FSG and ETG.

Interest Expense

    Interest expense decreased to $1,951,000 in the first nine months of fiscal 2008 from $2,438,000 in the first nine months of fiscal 2007. The decrease was principally due to lower interest rates, partially offset by the higher weighted average balance outstanding under the revolving credit facility in the first nine months of fiscal 2008.

Interest and Other (Expense) Income

   Interest and other (expense) income in the first nine months of fiscal 2008 and 2007 were not material.

Income Tax Expense

    The Company's effective tax rate for the first nine months of fiscal 2008 increased to 34.8% from 32.9% for the first nine months of fiscal 2007. This increase was principally related to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code. As a result of this retroactive extension, the Company recognized an income tax credit for qualified research and development activities for the full fiscal 2006 year in the first nine months of fiscal 2007, which increased net income, net of expenses, by approximately $.5 million. Further, due to the expiration of the research credit as of December 31, 2007, an income tax credit for qualified research and development activities occurring subsequent to this date was not reflected in income tax expense in the first nine months of fiscal 2008.

Minority Interests' Share of Income

    Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace and HEICO Electronic. The increase in the minority interests' share of income for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was attributable to the higher earnings of the FSG and certain ETG subsidiaries in which the minority interests exist.

Net Income

    The Company's net income was $34.9 million, or $1.28 per diluted share, for the first nine months of fiscal 2008 compared to $28.2 million, or $1.05 per diluted share, for the first nine months of fiscal 2007. This increase in net income reflects the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries.

Outlook

    The Company reported increased consolidated net sales and operating income in the nine months and three months ended July 31, 2008, reflecting both organic growth and growth through acquisitions. Increased consolidated operating margins for the first nine months of fiscal 2008 versus the respective period in fiscal 2007 reflect higher operating margins for the FSG offset by lower operating margins for the ETG. Based on current market conditions, the Company continues to target growth in fiscal 2008 net sales and earnings during the remainder of the year over the comparable period in fiscal 2007.

Comparison of Third Quarter of Fiscal 2008 to Third Quarter of Fiscal 2007

Net Sales

    Net sales for the third quarter of fiscal 2008 increased by 10.6% to $147.3 million, as compared to net sales of $133.2 million for the third quarter of fiscal 2007. The increase in net sales reflects an increase of $9.5 million (a 9.4% increase) to $110.0 million in net sales within the FSG and an increase of $5.0 million (a 15.3% increase) to $37.7 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 5% as well as the impact on net sales from prior year and fiscal 2008 acquisitions. The organic growth principally represents higher sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and its repair and overhaul services. The ETG's net sales increase reflects the impact on net sales from prior year acquisitions as well as organic growth of approximately 4% principally due to increased demand for certain products.

Gross Profit and Operating Expenses

    The Company's gross profit margin increased to 36.6% for the third quarter of fiscal 2008 as compared to 35.8% for the third quarter of fiscal 2007. The increase in gross profit margin reflects higher gross profit margins within the FSG, principally due to a favorable product mix, offset by lower gross profit margins within the ETG, mainly due to a less favorable product mix. Consolidated cost of sales for the third quarter of fiscal 2008 and 2007 includes approximately $5.4 million and $3.8 million, respectively, of new product research and development expenses.

    SG&A expenses were $26.4 million and $23.8 million for the third quarter of fiscal 2008 and fiscal 2007, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above and the additional operating costs associated with the acquired businesses. As a percentage of net sales, SG&A expenses for the third quarter of fiscal 2008 and 2007 were 17.9% and 17.8%, respectively.

Operating Income

    Operating income for the third quarter of fiscal 2008 increased by 14.8% to $27.5 million, compared to operating income of $23.9 million for the third quarter of fiscal 2007. The increase in operating income reflects an increase of $2.6 million (a 14.5% increase) to $20.4 million in operating income of the FSG in the third quarter of fiscal 2008 from $17.8 million for the third quarter of fiscal 2007, a $.6 million increase (a 5.3% increase) in operating income of the ETG from $10.2 million for the third quarter of fiscal 2007 to $10.8 million for the third quarter of fiscal 2008, and a $.4 million decrease in corporate expenses.

    As a percentage of net sales, consolidated operating income increased to 18.7% for the third quarter of fiscal 2008 compared to 18.0% for the third quarter of fiscal 2007. The consolidated operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 17.7% in the third quarter of fiscal 2007 to 18.5% in the third quarter of fiscal 2008. The increase in operating income as a percentage of net sales for the FSG principally reflects the increased gross profit margins discussed previously. The ETG's operating income as a percentage of net sales was 28.6% and 31.3% in the third quarter of fiscal 2008 and 2007, respectively, principally reflecting the decreased gross profit margins discussed previously.

Interest Expense

    Interest expense decreased to $444,000 in the third quarter of fiscal 2008 from $729,000 in the third quarter of fiscal 2007, principally due to lower interest rates.

Interest and Other (Expense) Income

    Interest and other (expense) income in the third quarter of fiscal 2008 and 2007 were not material.

Income Tax Expense

    The Company's effective tax rate for the third quarter of fiscal 2008 increased to 35.3% from 33.8% for the third quarter of fiscal 2007. The increase was principally due to the expiration of the research credit under Section 41 of the Internal Revenue Code as of December 31, 2007. As a result, an income tax credit for qualified research and development activities occurring subsequent to this date was not reflected in income tax expense for the third quarter of fiscal 2008.

Minority Interests' Share of Income

    Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace, the minority interests held in certain subsidiaries of HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Electronic. The increase in the minority interests' share of income for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily attributable to the higher earnings of the FSG and certain ETG subsidiaries in which the minority interests exist.

Net Income

    The Company's net income was $12.8 million, or $.47 per diluted share, for the third quarter of fiscal 2008 compared to $10.9 million, or $.40 per diluted share, for the third quarter of fiscal

2007. This increase in net income reflects the increased operating income referenced above, partially offset by the increased minority interests' share of income of certain consolidated subsidiaries and higher effective tax rate.

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

Operating Activities

    Net cash provided by operating activities was $56.6 million for the first nine months of fiscal 2008, consisting primarily of net income of $34.9 million, minority interests' share of income of consolidated subsidiaries of $14.0 million, depreciation and amortization of $11.3 million, a tax benefit on stock option exercises of $6.3 million, and a deferred income tax provision of $2.2 million, partially offset by an increase in net operating assets of $7.8 million and the presentation of $4.3 million of excess tax benefit from stock option exercises as a financing activity. The increase in net operating assets principally reflects a higher investment in inventories by the FSG required to meet increased sales demand associated with new product offerings, sales growth and increased lead times on certain raw materials, partially offset by a decrease in accounts receivables due to the timing of accrued rebates and credits issued to customers and cash collections.

    Net cash provided by operating activities increased $19.3 million from $37.3 million for the first nine months of fiscal 2007 to $56.6 million for the first nine months of fiscal 2008 principally due to the aforementioned decrease in accounts receivables as well as higher income before minority interests and depreciation and amortization, partially offset by the timing of the net payment of certain liabilities, including trade accounts payable, accrued expenses and income taxes, that vary somewhat from year to year.

Investing Activities

    Net cash used in investing activities during the first nine months of fiscal 2008 related primarily to acquisitions and related costs of $28.7 million and capital expenditures totaling $10.1 million. Acquisitions and related costs principally reflect three fiscal 2008 acquisitions, additional purchase consideration related to two subsidiaries acquired in previous years, which was accrued as of October 31, 2007 based on each subsidiary's earnings relative to target, and the acquisition of an additional 7% of the equity interests of a subsidiary of the FSG. Further details on the fiscal 2008 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

    Net cash used in financing activities during the first nine months of fiscal 2008 primarily related to repayments of $51.0 million on the Company's revolving credit facility, distributions to minority interest owners of $5.9 million, the payment of $2.6 million in cash dividends on the Company's common stock and the payment of the matured industrial development revenue bonds aggregating $2.0 million, partially offset by borrowings of $40.0 million on the Company's revolving credit facility principally used to fund the aforementioned acquisitions and related costs, the presentation of $4.3 million of excess tax benefit from stock option exercises as a financing activity and proceeds from stock option exercises of $2.2 million.

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

    Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate ("LIBOR") plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest and non-cash charges, or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins for LIBOR-based borrowings range from .625% to 2.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company's leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event the Company's leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of the Company's subsidiaries.

Contractual Obligations

    There have not been any material changes to the amounts presented in the table of contractual obligations that was included in the Company's Annual Report on Form 10-K for the year ended October 31, 2007, except for the extension of the term under the Company's amended revolving credit facility as discussed in "Liquidity and Capital Resources - Financing Activities" above and the additional operating lease commitments as discussed in "Off-Balance Sheet Arrangements - Lease Commitments" below.

    As discussed in "New Accounting Pronouncements" below and Note 6, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, the Company adopted the provisions of FIN 48 during the first quarter of fiscal 2008. As of July 31, 2008, the Company's liability for unrecognized tax benefits was $7,595,000. At this time, it is uncertain if or when such amount may be settled with taxing authorities.

    As discussed in "Off-Balance Sheet Arrangements - Acquisitions - Put/Call Rights" below, the minority interest holders of certain subsidiaries have the right to cause the Company to purchase their equity interests ("Put Rights"), which may be exercised on varying dates beginning in fiscal 2008 through fiscal 2018. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate amount that the Company would be required to pay is approximately $49 million. The actual amount will likely be different.

    Further, as discussed in "Off-Balance Sheet Arrangements - Acquisitions - Additional Contingent Purchase Consideration" below, the Company may be obligated to pay additional contingent purchase consideration based on future earnings of certain acquired businesses. The maximum amount of such contingent consideration that the Company could be required to pay aggregates approximately $111 million payable over the future periods beginning in fiscal 2009 through fiscal 2013. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that the Company would be required to pay is approximately $5 million. The actual contingent purchase consideration will likely be different.

Off-Balance Sheet Arrangements

Lease Commitments

    During the third quarter of fiscal 2008, the Company, through a subsidiary of the FSG, entered into two facility operating lease commitments, which commence during the fourth quarter of fiscal 2008. The aggregate minimum lease payments for these facilities are estimated to be $70,000 in fiscal 2008, $659,000 in fiscal 2009, $683,000 in fiscal 2010, $711,000 in fiscal 2011,
$738,000 in fiscal 2012 and $687,000 in fiscal 2013.

Guarantees

    The Company has arranged for standby letters of credit aggregating $1.4 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility.

Acquisitions - Put/Call Rights

    Pursuant to the purchase agreement related to the acquisition of an 80% interest in a subsidiary by the FSG in fiscal 2001, the Company acquired an additional 10% of the equity interests of the subsidiary in fiscal 2007. The Company has provided notice to the minority interest holder that it will purchase the remaining 10% interest effective October 31, 2008. The estimated purchase price of this additional minority interest is not expected to be significant to the Company's consolidated financial statements.

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

    Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause the Company to purchase their aggregate 28% interest over the four-year period ending in fiscal 2011. Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective April 2008. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

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

    The above referenced rights of the minority interest holders to cause the Company to purchase their equity interests ("Put Rights") may be exercised on varying dates beginning in fiscal 2008 through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Upon exercise of any Put Right, the Company's ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," minority interests have been recorded on the Company's consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in Note 1, Summary of Significant Accounting Policies, the FASB issued SFAS No. 160 in December 2007 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated balance sheet within equity. The Company is not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights.

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

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to $71.1 million in aggregate should the subsidiary meet certain earnings objectives during the first five years following the acquisition.

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

    In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is a revision of SFAS No.141 and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (formerly the "purchase accounting" method) be used for all business combinations and for an acquirer to be identified for each business combination.

However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No.141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This statement requires the recognition of a noncontrolling interest (previously referred to as minority interest) as a separate component within equity in the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of operations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect the adoption of SFAS No. 160 will have on its results of operations, financial position and cash flows.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. It requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or in the second quarter of fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 161 will have on its financial statement disclosures.

    In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 162 will have on its results of operations, financial position and cash flows.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

    Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the Company's aggregate outstanding variable rate debt balance as of July 31, 2008, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $135,000 on an annual basis.

    The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in Canadian dollar and British pound sterling. A hypothetical 10% weakening in the exchange rate of the Canadian dollar or British pound sterling to the United States dollar as of July 31, 2008 would not have a material effect on the Company's results of operations, financial position or cash flows.

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

                           PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first nine months of fiscal 2008.

Item 6. EXHIBITS

Exhibit   Description
-------   -----------
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

                                                HEICO CORPORATION

Date: September 3, 2008                         By: /s/ THOMAS S. IRWIN
                                                   -----------------------------
                                                    Thomas S. Irwin
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

Exhibit  Description
-------  -----------
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1     Section 1350 Certification of Chief Executive Officer.

32.2     Section 1350 Certification of Chief Financial Officer.