Form 10-K
period 2008-10-31
HEICO CORP
filed 2008-12-24
CIK 46619

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended October 31, 2008 or

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from____________________to__________________

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

    Common Stock, $.01 par value per share            New York Stock Exchange
Class A Common Stock, $.01 par value per share   (Name of each exchange on which
            (Title of each class)                           registered)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

           Large accelerated filer [X]   Accelerated filer [ ]

           Non-accelerated filer [ ]     Smaller reporting company [ ]

                  (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $1,090,456,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2008 as reported by the New York Stock Exchange.

     The number of shares outstanding of each of the registrant's classes of common stock as of December 19, 2008:

             Common Stock, $.01 par value            10,572,641 shares

             Class A Common Stock, $.01 par value    15,843,100 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

                                HEICO CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                Page
                                                                                              --------
PART I
  Item 1.   Business ........................................................................     1
  Item 1A.  Risk Factors ....................................................................    11
  Item 1B.  Unresolved Staff Comments .......................................................    15
  Item 2.   Properties ......................................................................    16
  Item 3.   Legal Proceedings ...............................................................    16
  Item 4.   Submission of Matters to a Vote of Security Holders .............................    16

PART II
  Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
               Purchases of Equity Securities ...............................................    17
  Item 6.   Selected Financial Data .........................................................    21
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations ...................................................................    22
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ......................    39
  Item 8.   Financial Statements and Supplementary Data .....................................    40
  Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure ...................................................................    76
  Item 9A.  Controls and Procedures .........................................................    76
  Item 9B.  Other Information ...............................................................    77

PART III
  Item 10.  Directors, Executive Officers and Corporate Governance ..........................    78
  Item 11.  Executive Compensation ..........................................................    78
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters ..........................................................    78
  Item 13.  Certain Relationships and Related Transactions, and Director Independence .......    78
  Item 14.  Principal Accountant Fees and Services ..........................................    78

PART IV
  Item 15.  Exhibits and Financial Statement Schedules ......................................    79

SIGNATURES ..................................................................................    83

                                     PART I

Item 1.    BUSINESS

The Company

         HEICO Corporation through its subsidiaries (collectively, "HEICO," "we," "us," "our" or the "Company") believes it is the world's largest manufacturer of Federal Aviation Administration ("FAA")-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers ("OEMs") and their subcontractors. HEICO also believes it is a leading manufacturer of various types of electronic equipment for the aviation, defense, space, medical, telecommunications and electronics industries.

         The Company was organized in 1993 creating a new holding corporation known as HEICO Corporation and renaming the former holding company (formerly known as HEICO Corporation, organized in 1957) as HEICO Aerospace Corporation. There organization, which was completed in 1993, did not result in any change in the business of the Company, its consolidated assets or liabilities or the relative interests of its shareholders.

         Our business is comprised of two operating segments:

         The Flight Support Group. Our Flight Support Group, consisting of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and its subsidiaries, accounted for 75%, 76% and 71% of our net sales in fiscal 2008, 2007 and 2006, respectively. The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the Flight Support Group repairs and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products and other component parts primarily for aerospace, defense and commercial applications.

         The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have consistently been adding new products to our line and currently hold Parts Manufacturer
Approvals, which we refer to as "PMAs," for over 7,000 jet engine and aircraft component replacement parts.

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

         The Electronic Technologies Group. Our Electronic Technologies Group, consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 25%, 24% and 29% of our net sales in fiscal 2008, 2007 and 2006, respectively. Through our Electronic Technologies Group, which derived approximately 41% of its sales in fiscal 2008 from the sale of products and services to U.S. and foreign military agencies, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, photodetectors, amplifier modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

         In October 1997, we entered into a strategic alliance with Lufthansa. Lufthansa is the world's largest independent provider of engineering and maintenance services for aircraft components and jet engines and supports over 200 airlines, governments and other customers. As part of this strategic alliance, Lufthansa has invested over $60 million in our Company to acquire and maintain a 20% minority interest in HEICO Aerospace. This strategic alliance has enabled us to expand domestically and internationally by enhancing our ability to (i) identify key jet engine and aircraft component replacement parts with significant profit potential by utilizing Lufthansa's extensive operating data on engine and component parts; (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa's testing and diagnostic resources; and (iii) broaden our customer base by capitalizing on Lufthansa's established relationships and alliances within the airline industry.

         In March 2001, we entered into a joint venture with American Airlines, one of the world's largest airlines, to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through HEICO Aerospace. The joint venture is partly owned by American Airlines. American Airlines and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis. We have also entered into several strategic relationships with other leading airlines, such as United Airlines (May 2002), Delta Air Lines (February 2003), Japan Airlines (March 2004) and British Airways (May 2007). These relationships accelerate HEICO's efforts in developing a broad range of jet engine and aircraft component replacement parts for FAA approval. Each of the aforementioned airlines purchase these newly developed parts, and many of HEICO Aerospace's current FAA-approved parts product line, on an exclusive basis from HEICO Aerospace.

         In February 2006, we entered into a Joint Cooperation Agreement with China Aviation Import and Export Group Corporation ("CASGC") of the Peoples Republic of China to promote HEICO Aerospace's FAA-approved aircraft and engine replacement products in China. CASGC is a state-owned company, which is a comprehensive service provider for aviation supplies, primarily engaged in the import and export of aviation-related products in China including aircraft engines, spares, ground support and safety equipment. CASGC's business scope also covers leasing maintenance, component repair and overhaul, consignment stores, manufacturing and training.

         HEICO has continuously operated in the aerospace industry for more than 50 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $582.3 million in fiscal 2008, a compound annual growth rate of approximately 19%. During the same period, we improved our net in come from continuing operations from $2.0 million to $48.5 million, representing a compound annual growth rate of approximately 20%.

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

         Repair and Overhaul Services. The Flight Support Group provides repair and overhaul services on selected jet engine and aircraft component parts, as well as on avionics, instruments, composites and flight surfaces of commercial aircraft. The Flight Support Group also provides repair and overhaul services to military aircraft operators and aircraft repair and overhaul companies. Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment. Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes. Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, composite flight controls, electro-mechanical equipment and auxiliary power unit accessories.
The Flight Support Group also provides commercial airlines, regional operators, asset management companies and Maintenance, Repair and Overhaul ("MRO") providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs' spares services.

         Furthermore, the Flight Support Group repairs avionics and navigation systems as well as subcomponents and other instruments utilized in military and commercial aircraft. Our customers include the United States government, foreign military agencies and both domestic and foreign commercial airlines.

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

         As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the Flight Support Group, which were approximately $300,000 in fiscal 1991, increased to approximately $11.1 million in fiscal 2008, $10.7 million in fiscal 2007 and $10.6 million in 2006. We believe that our Flight Support Group's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

         Our expanded research and development activities have included development of more complex jet engine and aircraft component replacement parts. We now have over 4,500 parts approved by the FAA that are actively being marketed and have cumulative FAA approvals for over 7,000 parts. We believe the development and subsequent sale of PMA parts represents a significant long-term market opportunity. In fiscal 2008, the FAA granted us PMAs for approximately 450 new parts (excluding acquired PMAs); however, no assurance can be given that the FAA will continue to grant PMAs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

         We have no material patents for the proprietary techniques, including software and manufacturing expertise, we have developed to manufacture jet engine and aircraft component replacement parts and instead, we primarily rely on trade secret protection. Although our proprietary techniques and software and manufacturing expertise are subject to misappropriation or obsolescence, we believe that we take appropriate measures to prevent misappropriation or obsolescence from occurring by developing new techniques and improving existing methods and processes, which we will continue on an ongoing basis as dictated by the technological needs of our business.

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

         Simulation equipment allows the U.S. government and allied foreign military to save money on missile testing as it allows infrared-based missiles to be tested on a multi-axis, rotating table instead of requiring the launch of a complete missile. In addition, several large military prime contractors have elected to purchase such equipment from us instead of maintaining internal staff to do so because we can offer a more cost-effective solution. Our customers include major U.S. Department of Defense weapons laboratories and defense prime contractors, such as Lockheed Martin, Northrop Grumman and Boeing.

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

         Our microwave products are used in satellites and electronic warfare systems. These products, which include isolators, bias tees, circulators, latching ferrite switches and waveguide adapters, are used in satellites to control or direct energy according to operator needs. As satellites are frequently used as sensors for stand-off warfare, we believe this product line further supports our goal of increasing our activity in the stand-off market. We believe we are a leading supplier of the niche products which we design and manufacture for this market, a market that includes commercial satellites. Our customers for these products include satellite manufacturers, such as Space Systems/Loral, Boeing and Raytheon.

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

         High Voltage Interconnection Devices. The Electronic Technologies
Group designs and manufactures high and very high voltage interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets. Among others, our products are utilized in aircraft missile defense, fighter pilot helmet displays, avionic systems, medical applications, wireless communications, and industrial applications including high voltage test equipment and underwater monitoring systems.

         High Voltage Advanced Power Electronics. The Electronic Technologies Group designs and manufactures a patented line of high voltage energy generators for medical, baggage inspection and industrial imaging systems, and also offers a patented line of high frequency power delivery systems for the commercial sign industry.

Financial Information About Operating Segments and Geographic Areas

         See Note 13, Operating Segments, of the Notes to Consolidated Financial Statements for financial information by operating segment and by geographic areas.

Sales, Marketing and Customers

         Each of our operating segments independently conducts sales and marketing efforts directed at their respective customers and industries and, in some cases, collaborates with other operating divisions and subsidiaries within its group for cross-marketing efforts. Sales and marketing efforts are conducted primarily by in-house personnel and, to a lesser extent, by independent manufacturers' representatives. Generally, the in-house sales personnel receive a base salary plus commission and manufacturers' representatives receive a commission on sales.

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

         We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunication, scientific, and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 21% of total net sales during the year ended October 31, 2008.

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

Raw Materials

         We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

Backlog

         Our total backlog of unshipped orders was $107.1 million as of October 31, 2008 compared to $106.3 million as of October 31, 2007. The Flight Support Group's backlog of unshipped orders was $49.0 million as of October 31, 2008 as compared to $43.6 million as of October 31, 2007. This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders. Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The Electronic Technologies Group's backlog of unshipped orders was $58.1 million as of October 31, 2008 as compared to $62.7 million as of October 31, 2007. The decrease in the Electronic Technologies Group's backlog is primarily related to the timing of several large-order placements and shipments. Substantially the entire backlog of orders as of October 31, 2008 is expected to be delivered during fiscal 2009.

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

Environmental Regulation

         Our operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials; protect the health and safety of workers; and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Notwithstanding these burdens, we believe that we are in material compliance with all federal, state and local laws and regulations governing our operations.

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

Employees

         As of October 31, 2008, we had 2,328 full-time and part-time employees, of whom 1,613 were in the Flight Support Group, 690 were in the Electronic Technologies Group, and 25 were in corporate. None of our employees are represented by a union. We believe that we have good relations with our employees.

Available Information

         Our Internet web site address is http://www.heico.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). These materials are also available free of charge on the SEC's website at http://www.sec.gov. The information on or obtainable through our web site is not incorporated into this annual report on Form 10-K.

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

Executive Officers of the Registrant

        Our executive officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 19, 2008:

                                                                                              Director
Name                          Age      Position(s)                                             Since
----                          ---      -----------                                             -----
Laurans A. Mendelson           70      Chairman of the Board, President and Chief               1989
                                       Executive Officer

Thomas S. Irwin                62      Executive Vice President and Chief Financial              _
                                       Officer

Eric A. Mendelson              43      Executive Vice President and Director;                   1992
                                       President and Chief Executive Officer of
                                       HEICO Aerospace Holdings Corp.

Victor H. Mendelson            41      Executive Vice President and Director;                   1996
                                       President and Chief Executive Officer of
                                       HEICO Electronic Technologies Corp.

William S. Harlow              60      Vice President of Corporate Development                    _

         Laurans A. Mendelson has served as Chairman of the Board of the Company since December 1990. He has also served as Chief Executive Officer of the Company since February 1990 and President of the Company since September 1991. HEICO Corporation is a member of the Aerospace Industries Association ("AIA") in Washington D.C., and Mr. Mendelson serves on the Board of Governors of AIA. He is also former Chairman of the Board of Trustees, former Chairman of the Executive Committee and a current member of the Society of Mt. Sinai Founders of Mt. Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson served as a Trustee of Columbia University in The City of New York from 1995 to 2001, as well as Chairman of the Trustees' Audit Committee. Mr. Mendelson currently serves as Trustee Emeritus of Columbia University. Mr. Mendelson is a Certified Public Accountant. Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

         Thomas S. Irwin has served as Executive Vice President and Chief Financial Officer of the Company since September 1991; Senior Vice President of the Company from 1986 to 1991; and Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant. He is a Trustee of the Greater Hollywood Chamber of Commerce and a Director of the Broward Alliance.

         Eric A. Mendelson has served as Executive Vice President of the Company since 2001; President and Chief Executive Officer of HEICO Aerospace Holdings Corp., a subsidiary of the Company, since its formation in 1997; and President of HEICO Aerospace Corporation since 1993. He also served as Vice President of the Company from 1992 to 2001; President of HEICO's Jet Avion Corporation, a wholly owned subsidiary of HEICO Aerospace, from 1993 to 1996; and Jet Avion's Executive Vice President and Chief Operating Officer from 1991 to 1993. From 1990 to 1991, Mr. Mendelson was Director of Planning and Operations of the Company. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson. In addition, Mr. Mendelson is a member of the Board of Trustees of Mt. Sinai Medical Center in Miami Beach, Florida and Ransom-Everglades School in Coconut Grove, Florida, as well as a member of the Executive Committee of the Columbia College Alumni Association.

         Victor H. Mendelson has served as Executive Vice President of the Company since 2001 and President and Chief Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of the Company, since September 1996. He served as General Counsel of the Company from 1993 to September 2008 and Vice President of the Company from 1996 to 2001. In addition, Mr. Mendelson was the Executive Vice President of the Company's former MediTek Health Corporation subsidiary from 1994 and MediTek Health's Chief Operating Officer from 1995 until its sale in July 1996. He was the Company's Associate General Counsel from 1992 until 1993. From 1990 until 1992, he worked on a consulting basis with the Company, developing and analyzing various strategic opportunities. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. He is a member of the Board of Visitors of Columbia College in New York City, a Trustee of St. Thomas University in Miami Gardens, Florida and a Director of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

         William S. Harlow has served as Vice President of Corporate Development since 2001 and served as Director of Corporate Development from 1995 to 2001.

Item 1A. RISK FACTORS

         Our business, financial condition, operating results and cash flows can be impacted by a number of factors, many of which are beyond our control, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which may cause our actual results to differ materially from anticipated results:

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

         Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and overhaul of aircraft parts and accessories. We include, with the replacement parts that we sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In addition, our repair and overhaul operations are subject to certification pursuant to regulations established by the FAA. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition and results of operations. In addition, some sales to foreign countries of the equipment manufactured by our Electronic Technologies Group require approval or licensing from the U.S. government. Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

The retirement of commercial aircraft could reduce our revenues.

         Our Flight Support Group designs, engineers, manufactures and distributes jet engine and aircraft component replacement parts and also repairs, refurbishes and overhauls jet engine and aircraft components. If aircraft or engines for which we have replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline.

Reductions in defense, space or homeland security spending by U.S. and/or foreign customers could reduce our revenues.

         In fiscal 2008, approximately 41% of the sales of our Electronic Technologies Group were derived from the sale of products and services to U.S. and foreign military agencies and their suppliers. A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

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

         We do not maintain specific environmental liability insurance and the expenses related to these environmental liabilities, if we are required to pay them, could have a material adverse effect on our business, financial condition and results of operations.

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

         As December 19, 2008, collectively our executive officers and entities controlled by them, our 401(k) Plan and members of the Board of Directors beneficially owned approximately 27% of our outstanding Common Stock and approximately 7% of our outstanding Class A Common Stock. Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Item 1B. UNRESOLVED STAFF COMMENTS

         None.

Item 2. PROPERTIES

         The Company owns or leases a number of facilities, which are utilized by its Flight Support Group ("FSG"), Electronic Technologies Group ("ETG") and Corporate office. All of the facilities listed below are in good operating condition, well maintained and in regular use. The Company believes that its existing facilities are sufficient to meet its operational needs for the foreseeable future. Summary information on the facilities utilized within the FSG and the ETG to support their principal operating activities is as follows:

Flight Support Group
--------------------
                                                  Square Footage
                                                  ---------------
      Location                                 Leased        Owned        Description
      --------                                --------      -------      --------------------------------------------
      United States facilities (9 states)      324,000      159,000       Manufacturing, engineering and distribution
                                                                             facilities, and corporate headquarters
      United States facilities (6 states)      132,000      141,000       Repair and overhaul facilities
      International facilities (3 countries)     8,000           --       Manufacturing, engineering and distribution
           - India, Singapore and United                                     facilities
             Kingdom

Electronic Technologies Group
-----------------------------
                                                  Square Footage
                                                  ---------------
      Location                                 Leased        Owned        Description
      --------                                --------      -------      --------------------------------------------
      United States facilities (6 states)      154,000      76,000        Manufacturing and engineering facilities
      International facilities (2 countries)    52,000      12,000        Manufacturing and engineering facilities
         - Canada and United Kingdom

Corporate
---------
                                                  Square Footage
                                                  ---------------
      Location                                 Leased       Owned(1)      Description
      --------                                --------      -------      --------------------------------------------
      United States facilities (1 state)         --           4,000       Administrative offices

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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

                              Class A Common Stock
                              ---------------------

                                                            Cash Dividends
                                   High           Low          Per Share
                                  ------         ------     --------------
    Fiscal 2007:
        First Quarter             $33.01         $28.72               $.04
        Second Quarter             34.29          29.10                 --
        Third Quarter              37.58          30.65                .04
        Fourth Quarter             44.36          32.65                 --

    Fiscal 2008:
        First Quarter             $44.63         $32.05               $.05
        Second Quarter             42.24          32.80                 --
        Third Quarter              41.68          24.87                .05
        Fourth Quarter             36.19          19.82                 --

         As of December 19, 2008, there were 672 holders of record of the Company's Class A Common Stock.

                                  Common Stock
                                  ------------

                                                            Cash Dividends
                                   High           Low          Per Share
                                  ------         ------     --------------
    Fiscal 2007:
        First Quarter             $40.07         $34.01               $.04
        Second Quarter             40.35          33.76                 --
        Third Quarter              44.43          35.81                .04
        Fourth Quarter             54.52          39.51                 --

    Fiscal 2008:
        First Quarter             $56.92         $42.00               $.05
        Second Quarter             52.78          41.80                 --
        Third Quarter              54.35          30.16                .05
        Fourth Quarter             48.27          26.49                 --

         As of December 19, 2008, there were 652 holders of record of the Company's Common Stock.

Performance Graphs

         The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return of $100 invested in the New York Stock Exchange (NYSE) Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2003 through October 31, 2008. The NYSE Composite Index measures all common stock listed on the NYSE. The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites used for defense purposes. The total returns include the reinvestment of cash dividends.

                 Comparison of Five-Year Cumulative Total Return

                              [CHART APPEARS HERE]

                                           Cumulative Total Return as of October 31,
                                  ---------------------------------------------------------
                                    2003      2004      2005      2006      2007      2008
                                  -------   -------   -------   -------   -------   -------
HEICO Common Stock (1)            $100.00   $127.76   $156.79   $258.85   $388.10   $273.25
HEICO Class A Common Stock (1)     100.00    128.44    156.98    278.92    403.94    262.51
NYSE Composite Index               100.00    112.31    124.74    147.26    173.04    101.71
Dow Jones U.S. Aerospace Index     100.00    121.70    147.45    192.78    254.54    153.28

-------------------------

(1) Information has been adjusted retroactively to give effect to a 10% stock dividend paid in shares of Class A Common Stock in January 2004.

         The following graph and table compare the total return on $100 invested in HEICO Common Stock since October 31, 1990 using the same indices shown on the five-year performance graph on the previous page. October 31, 1990 was the end of the first fiscal year following the date the current executive management team assumed leadership of the Company. No Class A Common Stock was outstanding as of October 31, 1990. As with the five-year performance graph, the total returns include the reinvestment of cash dividends.

               Comparison of Eighteen-Year Cumulative Total Return

                              [CHART APPEARS HERE]

                                                           Cumulative Total Return as of October 31,
                                    --------------------------------------------------------------------------------------
                                       1990         1991        1992         1993        1994          1995        1996
                                    ---------    ---------    ---------    ---------   ---------      -------    ---------
HEICO Common Stock (1)                $100.00      $141.49      $158.35     $173.88      $123.41      $263.25      $430.02
NYSE Composite Index                   100.00       130.31       138.76      156.09       155.68       186.32       225.37
Dow Jones U.S. Aerospace Index         100.00       130.67       122.00      158.36       176.11       252.00       341.65

                                       1997         1998         1999        2000        2001          2002        2003
                                    ---------    ---------    ---------    ---------   ---------      -------    ---------
HEICO Common Stock (1)              $1,008.31    $1,448.99    $1,051.61     $809.50    $1,045.86      $670.39    $1,067.42
NYSE Composite Index                   289.55       326.98       376.40      400.81       328.78       284.59       339.15
Dow Jones U.S. Aerospace Index         376.36       378.66       295.99      418.32       333.32       343.88       393.19

                                      2004         2005         2006         2007         2008
                                    ---------    ---------    ---------    ---------   ---------
HEICO Common Stock (1)              $1,366.57    $1,674.40    $2,846.48    $4,208.54   $2,872.01
NYSE Composite Index                   380.91       423.05       499.42       586.87      344.96
Dow Jones U.S. Aerospace Index         478.49       579.77       757.97     1,000.84      602.66

-------------------------

(1) Information has been adjusted retroactively to give effect to all stock dividends paid during the eighteen-year period.

Dividend Policy

         The Company has historically paid semi-annual cash dividends on both its Class A Common Stock and Common Stock. In July 2008, HEICO paid its 60th consecutive semi-annual cash dividend since 1979. HEICO's Board of Directors presently intends to continue the payment of regular semi-annual cash dividends on both classes of its common stock. In December 2008, the Board of Directors declared a regular semi-annual cash dividend of $.06 per share payable in January 2009. The cash dividend represents a 20% increase over the prior per share amount of $.05. The Company's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under its revolving credit facility.

Equity Compensation Plan Information

         The following table summarizes information about the Company's equity compensation plans as of October 31, 2008.

                                                                                                 Number of Securities
                                                                                               Remaining Available for
                                            Number of Securities                                Future Issuance Under
                                            to be Issued Upon         Weighted-Average           Equity Compensation
                                                Exercise of          Exercise Price of             Plans (Excluding
                                            Outstanding Options,    Outstanding Options,        Securities Reflected in
                                             Warrants and Rights    Warrants and Rights              Column (a))
Plan Category                                       (a)                     (b)                           (c)
------------------------------------        ---------------------   ---------------------       ------------------------
Equity compensation plans
    approved by security holders (1)                   1,456,742                   $10.11                     1,663,564

Equity compensation plans not
    approved by security holders (2)                     167,000                    $7.36                            --
                                            ---------------------                                -----------------------
Total                                                  1,623,742                    $9.83                     1,663,564
                                            =====================                                =======================

------------------
(1) Represents aggregated information pertaining to the Company's three equity compensation plans: the 1993 Stock Option Plan, the Non-Qualified Stock Option Plan and the 2002 Stock Option Plan. See Note 8, Stock Options, of the Notes to Consolidated Financial Statements for further information regarding these plans.

(2) Represents stock options granted to a former shareholder of a business acquired in fiscal 1999. Such stock options were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant.

Issuer Purchases of Equity Securities

        As announced by the Company on October 21, 2002, the Company's Board of Directors has authorized the repurchase of up to 425,000 shares of its Class A Common Stock and/or Common Stock to be executed, at management's discretion, in the open market or via private transactions. From October 21, 2002 through October 31, 2003, the Company repurchased 22,000 shares of its Class A Common Stock. The remaining 403,000 shares authorized for repurchase are subject to certain restrictions included in the Company's revolving credit agreement. The Company did not repurchase any shares of its Class A Common Stock and/or Common Stock during fiscal 2008, 2007 or 2006. The repurchase program does not have a fixed termination date.

Item 6.  SELECTED FINANCIAL DATA

                                                                           For the year ended October 31, (1)
                                                     -------------------------------------------------------------------------
                                                       2004                2005         2006             2007           2008
                                                     --------            --------     --------         --------       --------
                                                                       (in thousands, except per share data)
Operating Data:
Net sales                                            $215,744            $269,647     $392,190         $507,924       $582,347
Gross profit                                           75,812             100,996      142,513          177,458        210,495
Selling, general and administrative expenses           43,193              56,347       75,646           91,444        104,707
Operating income                                       32,619 (2)          44,649       66,867           86,014        105,788 (6)
Interest expense                                        1,090               1,136        3,523            3,293          2,314
Interest and other income (expense)                        26                 528          639               95           (637)
Life insurance proceeds                                 5,000 (3)              --           --               --             --
Net income                                             20,630 (2)(3)       22,812       31,888 (4)       39,005 (5)     48,511 (6)

Weight average number of common shares outstanding:
   Basic                                               24,037              24,460       25,085           25,716         26,309
   Diluted                                             25,755              26,323       26,598           26,931         27,243
Per Share Data:
Net income:
   Basic                                                 $.86 (2)(3)         $.93        $1.27 (4)        $1.52 (5)      $1.84 (6)
   Diluted                                                .80 (2)(3)          .87         1.20 (4)         1.45 (5)       1.78 (6)
Cash dividends                                            .05                 .05          .08              .08            .10
Balance Sheet Data (as of October 31:)
Cash and cash equivalents                               $214               $5,330       $4,999           $4,947        $12,562
Total assets                                          364,255             435,624      534,815          631,302        676,542
Total debt (including current portion)                 18,129              34,124       55,061           55,952         37,601
Minority interests in consolidated subsidiaries        44,644              49,035       63,301           72,938         83,978
Shareholders' equity                                  247,402             273,503      317,258          371,601        417,760

------------------
(1) Results include the results of acquisitions from each respective effective date.

(2) Operating income was reduced by an aggregate of $850 in restructuring expenses recorded by certain subsidiaries of the Flight Support Group that provide repair and overhaul services, including $350 recorded within cost of sales and $500 recorded within selling, general and administrative expenses. The restructuring expenses decreased net income by $427, or $.02 per basic and diluted share.

(3) Represents proceeds from a $5,000 key-person life insurance policy maintained by a subsidiary of the Flight Support Group. The minority interest's share of this income totaled $1,000, which is reported as a component of minority interests' share of income. Accordingly, the life insurance proceeds increased net income by $4,000, or $.17 per basic and $.16 per diluted share.

(4) Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities claimed for certain prior years, which increased net income by $1,002, or $.04 per basic and diluted share.

(5) Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities recognized for the full fiscal 2006 year pursuant to the retroactive extension in December 2006 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code, which increased net income by $535, or $.02 per basic and diluted share.

(6) Operating income was reduced by an aggregate of $1,835 in impairment losses related to the write-down of certain intangible assets within the Electronic Technologies Group to their estimated fair values. The impairment losses were recorded as a component of selling, general and administrative expenses and decreased net income by $1,140, or $.04 per basic and diluted share.

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

          The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. ("HEICO Electronic") and its subsidiaries, which primarily:

        o Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics. The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; electromagnetic interference shielding for commercial and military aircraft operators, electronics companies and telecommunication equipment suppliers; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to computers; high voltage energy generators interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets; and high frequency power delivery systems for the commercial sign industry.

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

          During the first quarter of fiscal 2007, the Company, through HEICO Aerospace, acquired an additional 10% of the equity interests in one of its subsidiaries, which increased the Company's ownership interest to 90%. During both April 2007 and 2008, the Company, through HEICO Electronic, acquired an additional .75% of the equity interests in one of its subsidiaries, which increased the Company's ownership interest from 85% to 86.5%. The purchase prices of the acquired equity interests were paid using cash provided by operating activities.

          In November 2007, the Company, through an 80%-owned subsidiary of HEICO Aerospace, acquired all of the stock of a European company that supplies aircraft parts for sale and exchange and provides repair management services. In January and February 2008, the Company, through HEICO Aerospace, acquired certain assets and assumed certain liabilities of a U.S. company that designs and manufactures FAA-approved aircraft and engine parts and acquired an 80% interest in certain assets and certain liabilities of a U.S. company that is an FAA-approved repair station which specializes in avionics, respectively. The remaining 20% of the repair station's equity interests are principally owned by certain members of the acquired company's management.

          In April 2008, the Company, through HEICO Aerospace, acquired an additional 7% of the equity interests in one of its subsidiaries, which increased the Company's ownership interest to 58%.

          The purchase price of each fiscal 2007 and 2008 acquisition was paid in cash using proceeds from the Company's revolving credit facility unless otherwise noted and was not significant to the Company's consolidated financial statements individually.

Critical Accounting Policies

          The Company believes that the following are its most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

          Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer. The percentage of the Company's net sales recognized under the percentage-of-completion method was approximately
3%, 3% and 4% in fiscal 2008, 2007 and 2006, respectively. The aggregate effects of changes in estimates relating to long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2008, 2007 or 2006.

Valuation of Accounts Receivable

          The valuation of accounts receivable requires that the Company set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense. The Company estimates uncollectible receivables based on such factors as its prior experience, its appraisal of a customer's ability to pay and economic conditions within and outside of the aviation, defense, space and electronics industries. Actual bad debt expense could differ from estimates made.

Valuation of Inventory

          Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out or the average cost basis. Losses, if any, are recognized fully in the period when identified.

          The Company periodically evaluates the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand and estimates the amount necessary to write-down its slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Purchase Accounting

          The Company applies the purchase method of accounting to its acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values, with any excess recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The Company determines the fair values of such assets, principally intangible assets, generally in consultation with third-party valuation advisors.

Valuation of Goodwill and Other Intangible Assets

          The Company tests goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any. The determination of fair value requires the Company to make a number of estimates, assumptions and judgments of such factors as earnings multiples, projected revenues and operating expenses and the Company's weighted average cost of capital. If there is a material change in such assumptions used by the Company in determining fair value or if there is a material change in the conditions or circumstances influencing fair value, the Company could be required to recognize a material impairment charge. Based on the annual goodwill test for impairment as of October 31, 2008, the Company determined there is no impairment of its goodwill.

          The Company tests each non-amortizing intangible asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also tests each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired. These tests consist of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires the Company to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and from discount rates. Based on the impairment tests conducted during fiscal 2008, the Company recognized pre-tax impairment losses of $1.3 million and $.5 million related to the write-down of certain customer relationships and trade names, respectively, within the ETG to their estimated fair values. The impairment losses were recorded as a component of selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

Results of Operations

          The following table sets forth the results of the Company's operations, net sales and operating income by operating segment and the percentage of net sales represented by the respective items in the Company's Consolidated Statements of Operations:

                                                              For the year ended October 31,
                                                    -------------------------------------------------
                                                       2008                2007              2006
                                                    ------------       ------------      ------------
Net sales                                           $582,347,000       $507,924,000      $392,190,000
                                                    ------------       ------------      ------------
Cost of sales                                        371,852,000        330,466,000       249,677,000
Selling, general and administrative expenses         104,707,000         91,444,000        75,646,000
                                                    ------------       ------------      ------------
Total operating costs and expenses                   476,559,000        421,910,000       325,323,000
                                                    ------------       ------------      ------------
Operating income                                    $105,788,000        $86,014,000       $66,867,000
                                                    ============       ============      ============

Net sales by segment:
    Flight Support Group                            $436,810,000       $383,911,000      $277,255,000
    Electronic Technologies Group                    146,044,000        124,035,000       115,021,000
    Intersegment sales                                  (507,000)           (22,000)          (86,000)
                                                    ------------       ------------      ------------
                                                    $582,347,000       $507,924,000      $392,190,000
                                                    ============       ============      ============

Operating income by segment:
    Flight Support Group                             $81,184,000        $67,408,000       $46,840,000
    Electronic Technologies Group                     38,775,000         33,870,000        34,026,000
    Other, primarily corporate                       (14,171,000)       (15,264,000)      (13,999,000)
                                                    ------------       ------------      ------------
                                                    $105,788,000        $86,014,000       $66,867,000
                                                    ============       ============      ============

Net sales                                                 100.0%             100.0%            100.0%
Gross profit                                               36.1%              34.9%             36.3%
Selling, general and administrative expenses               18.0%              18.0%             19.3%
Operating income                                           18.2%              16.9%             17.0%
Interest expense                                            0.4%               0.6%              0.9%
Interest and other (expense) income                        (0.1%)              0.0%              0.2%
Income tax expense                                          6.1%               5.4%              5.3%
Minority interests' share of income                         3.2%               3.2%              2.9%
Net income                                                  8.3%               7.7%              8.1%

Comparison of Fiscal 2008 to Fiscal 2007

Net Sales

         Net sales in fiscal 2008 increased by 14.7% to $582.3 million, as compared to net sales of $507.9 million in fiscal 2007. The increase in net sales reflects an increase of $52.9 million (a 13.8% increase) to $436.8 million in net sales within the FSG and an increase of $22.0 million (a 17.7% increase) to $146.0 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 10% as well as the impact on net sales from the fiscal 2008 acquisitions. The organic growth principally represents higher sales of new products and services and increased demand for the FSG's aftermarket replacement parts and repair and overhaul services. The ETG's net sales increase reflects the impact on net sales from prior year acquisitions as well as organic growth of approximately 9% principally due to increased demand for certain products.

         The Company's net sales in both fiscal 2008 and 2007 by market approximated 69% from the commercial aviation industry, 16% from the defense and space industries and 15% from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

         The Company's gross profit margin increased to 36.1% in fiscal 2008 as compared to 34.9% in fiscal 2007, principally reflecting higher margins within the FSG and the ETG primarily due to a more favorable product mix. Consolidated cost of sales in fiscal 2008 and 2007 includes approximately $18.4 million and $16.5 million, respectively, of new product research and development expenses.

         Selling, general and administrative ("SG&A") expenses were $104.7 million and $91.4 million in fiscal 2008 and 2007, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above and the additional operating costs associated with the acquired businesses. As a percentage of net sales, SG&A expenses were 18.0% in fiscal 2008 and 2007.

Operating Income

         Operating income in fiscal 2008 increased by 23.0% to $105.8 million, compared to operating income of $86.0 million in fiscal 2007. The increase in operating income reflects an increase of $13.8 million (a 20.4% increase) to $81.2 million in operating income of the FSG in fiscal 2008, an increase of $4.9 million (a 14.5% increase) to $38.8 million in operating income of the ETG in fiscal 2008 and a $1.1 million decrease in corporate expenses.

         As a percentage of net sales, operating income increased to 18.2% in fiscal 2008 compared to 16.9% in fiscal 2007. The increase in operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales to 18.6% in fiscal 2008 compared to 17.6% in fiscal 2007, partially offset by a decrease in the ETG's operating income as a percentage of net sales from 27.3% in fiscal 2007 to 26.6% in fiscal 2008. The increase in the FSG's operating income as a percentage of net sales principally reflects the aforementioned increased gross profit margins. The decrease in the ETG's operating income as a percentage of net sales principally reflects an aggregate of $1.8 million in impairment losses related to the write-down of certain intangible assets to their estimated fair values recognized in fiscal 2008.

Interest Expense

         Interest expense decreased to $2.3 million in fiscal 2008 from $3.3 million in fiscal 2007. The decrease was principally due to lower interest rates.

Interest and Other (Expense) Income

         Interest and other (expense) income in fiscal 2008 and 2007 were not material.

Income Tax Expense

         The Company's effective tax rate for fiscal 2008 increased to 34.5% from 33.2% in fiscal 2007. The increase was principally related to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code. As a result of this retroactive extension, the Company recognized an income tax credit for qualified research and development activities for the full fiscal 2006 year in fiscal 2007, which increased net income, net of expenses, by approximately $.5 million.

       For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Minority Interests' Share of Income

         Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interests held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace and HEICO Electronic. The increase in the minority interests' share of income in fiscal 2008 compared to fiscal 2007 was attributable to the higher earnings of the FSG and certain ETG subsidiaries in which the minority interests exist.

Net Income

         The Company's net income was $48.5 million, or $1.78 per diluted share, in fiscal 2008 compared to $39.0 million, or $1.45 per diluted share, in fiscal 2007 reflecting the increased operating income referenced above, partially offset by the increased minority interests' share of certain consolidated subsidiaries.

Outlook

         As the Company looks forward to fiscal 2009, HEICO will continue its focus on developing new products and services, further market penetration, additional acquisition opportunities and maintaining its financial strength. The Company is targeting growth in net sales, earnings and net cash provided by operating activities in fiscal 2009 over fiscal 2008 results despite the global economic strains facing its markets and customers, including the impact of expected capacity reductions in the commercial airline industry.

Comparison of Fiscal 2007 to Fiscal 2006

Net Sales

         Net sales in fiscal 2007 increased by 29.5% to $507.9 million, as compared to net sales of $392.2 million in fiscal 2006. The increase in net sales reflects an increase of $106.7 million (a 38.5% increase) to $383.9 million in net sales within the FSG and an increase of $9.0 million (a 7.8% increase) to $124.0 million in net sales within the ETG. The FSG's net sales increase reflects organic growth of approximately 21% and certain prior year acquisitions, principally Arger and Prime Air. The organic growth reflects increased sales of new products and services and continued increased demand for the FSG's aftermarket replacement parts and repair and overhaul services within the commercial airline industry. The ETG's net sales increase reflects organic growth of approximately 5% as well as the impact on net sales from the fiscal 2007 acquisitions. The organic growth principally reflects increased demand for certain products.

         The Company's net sales in fiscal 2007 by market approximated 69% from the commercial aviation industry, 16% from the defense and space industries and 15% from other industrial markets including medical, electronics and telecommunications. The Company's net sales in fiscal 2006 by market approximated 64% from the commercial aviation industry, 19% from the defense and space industries and 17% from other industrial markets including medical, electronics and telecommunications.

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

         SG&A expenses were $91.4 million and $75.6 million in fiscal 2007 and 2006, respectively. The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including acquisitions and an increase in corporate expenses. The increase in corporate expenses reflects higher compensation and performance awards based on improvement in consolidated operating results.

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

Interest Expense

         Interest expense decreased to $3.3 million in fiscal 2007 from $3.5 million in fiscal 2006. The decrease was principally due to a lower weighted average balance outstanding under the revolving credit facility in fiscal 2007, partially offset by higher interest rates. Additional information about the Company's revolving credit facility may be found within " Financing Activities," which follows within this Item 7.

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

Minority Interests' Share of Income

         Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace and HEICO Electronic. The increase in the minority interests' share of income in fiscal 2007 compared to fiscal 2006 is primarily attributable to the higher earnings of the FSG as well as the September 2006 acquisition of Prime Air.

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

Liquidity and Capital Resources

         The Company's capitalization was as follows:

                                                     As of October 31,
                                              ------------------------------
                                                 2008                2007
                                              -----------        -----------
  Cash and cash equivalents                   $12,562,000         $4,947,000
  Total debt (including current portion)       37,601,000         55,952,000
  Shareholders' equity                        417,760,000        371,601,000
  Total capitalization (debt plus equity)     455,361,000        427,553,000
  Total debt to total capitalization                   8%                13%

         In addition to cash and cash equivalents of $12.6 million, the Company had $261.6 million of unused availability under the terms of its revolving credit facility as of October 31, 2008. The Company's principal uses of cash include acquisitions, payments of principal and interest on debt, capital expenditures, cash dividends and increases in working capital. The Company finances its activities primarily from its operating activities and financing activities, including borrowings under short-term and long-term credit agreements.

         Based on the Company's current outlook, the Company believes that its net cash provided by operating activities and available borrowings under its revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

         Net cash provided by operating activities was $73.2 million for fiscal 2008, principally reflecting net income of $48.5 million, minority interests' share of income of $18.9 million, depreciation and amortization of $15.1 million, a tax benefit related to stock option exercises of $6.2 million, deferred income tax provision of $3.6 million and impairment losses of intangible assets aggregating $1.8 million, partially offset by an increase in net operating assets of $17.1 million and the presentation of $4.3 million of excess tax benefit from stock option exercises as a financing activity. The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories by the FSG required to meet sales demand associated with new product offerings, sales growth, and increased lead times on certain raw materials; and an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

         Net cash provided by operating activities was $57.5 million for fiscal 2007, principally reflecting net income of $39.0 million, minority interests' share of income of $16.3 million, depreciation and amortization of $12.2 million, a tax benefit related to stock option exercises of $6.9 million, and a deferred income tax provision of $2.8 million, partially offset by an increase in net operating assets of

$16.0 million and the presentation of $5.3 million of excess tax benefit from stock option exercises as a financing activity. The increase in net operating assets primarily reflects a higher investment in inventories by the FSG required to meet increased sales demand associated with new product offerings, sales growth, improved product delivery times, and higher prices of certain raw materials; and an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

         Net cash provided by operating activities was $46.9 million for fiscal 2006, principally reflecting net income of $31.9 million, minority interests' share of income of $11.2 million, depreciation and amortization of $10.6 million, a tax benefit related to stock option exercises of $2.2 million, a deferred income tax provision of $2.6 million, and stock option compensation expense of $1.4 million, partially offset by an increase in net operating assets of $12.0 million and the presentation of $1.6 million of excess tax benefit from stock option exercises as a financing activity. The increase in net operating assets primarily reflects a higher investment in inventories required to meet increased sales demand associated with new product offerings, sales growth, and increased lead times on certain raw materials; and an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

Investing Activities

         Net cash used in investing activities during the three fiscal year period ended October 31, 2008 primarily relates to several acquisitions, including contingent payments and the acquisitions of certain minority interests, totaling $135.5 million, including $29.0 million in fiscal 2008, $48.4 million in fiscal 2007 and $58.1 million in fiscal 2006. Further details on acquisitions may be found at the beginning of this Item 7 under the caption "Overview" and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Capital expenditures aggregated $36.3 million over the last three fiscal years, primarily reflecting the expansion of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Financing Activities

         During the three fiscal year period ended October 31, 2008, the Company borrowed an aggregate $155.0 million under its revolving credit facility principally to fund acquisitions, including $50.0 million in fiscal 2008, $46.0 million in fiscal 2007 and $59.0 million in fiscal 2006. Further details on acquisitions may be found at the beginning of this Item under the caption "Overview" and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Repayments on the revolving credit facility aggregated $150.0 million over the last three fiscal years, including $66.0 million in fiscal 2008, $46.0 million in fiscal 2007 and $38.0 million in fiscal 2006. For the three year fiscal period ended October 31, 2008, the Company received proceeds from stock option exercises aggregating $14.3 million, made distributions to minority interest owners aggregating $17.2 million, paid cash dividends aggregating $6.7 million, paid the matured industrial development revenue bonds aggregating $2.0 million, and made net repayments of $2.0 million on the Company's short-term line of credit. Net cash provided by financing activities also includes the presentation of $4.3 million, $5.3 million and $1.6 million of excess tax benefit from stock option exercises in fiscal 2008, 2007 and 2006, respectively.

         In May 2008, the Company amended its revolving credit facility by entering into a $300 million Second Amended and Restated Revolving Credit Agreement ("Credit Facility") with a bank syndicate, which matures in May 2013. Under certain circumstances, the maturity may be extended for two one-year periods. The Credit Facility also includes a feature that will allow the Company to increase the Credit Facility, at its option, up to $500 million through increased commitments from existing lenders or the addition of new lenders. The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions. Advances under the Credit Facility accrue interest at the Company's choice of the "Base Rate" or the London Interbank Offered Rate ("LIBOR") plus applicable margins (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest and non-cash charges, or "leverage ratio"). The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%. The applicable margins for LIBOR-based borrowings range from .625% to 2.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company's leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event the Company's leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of the Company's subsidiaries. As of October 31, 2008, the Company's leverage ratio was significantly below such specified level. See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the revolving credit facility.

Contractual Obligations

         The following table summarizes the Company's contractual obligations as of October 31, 2008:

                                                                   Payments due by fiscal period
                                                      -----------------------------------------------------------
                                           Total          2009        2010 - 2011     2012 - 2013      Thereafter
                                        -----------   -----------     -----------     -----------      ----------
Short-term and long-term debt
  obligations (1)                       $37,489,000      $162,000        $275,000     $37,052,000             $--
Capital lease obligations
  and equipment loans (1)                   112,000        58,000          54,000              --              --
Operating lease obligations (2)          32,193,000     5,749,000      10,079,000       7,300,000       9,065,000
Purchase obligations (3)(4)(5)            8,960,000     8,758,000         202,000              --              --
Other long-term liabilities (6)(7)          259,000        56,000          99,000          76,000          28,000
                                        -----------   -----------     -----------     -----------      ----------
Total contractual obligations           $79,013,000   $14,783,000     $10,709,000     $44,428,000      $9,093,000
                                        ===========   ===========     ===========     ===========      ==========

    ----------

(1) Excludes interest charges on borrowings and the fee on the amount of any unused commitment that the Company may be obligated to pay under its revolving credit facility as such amounts vary. Also excludes interest charges associated with notes payable, capital lease obligations and equipment loans as such amounts are not material. See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements and "Financing Activities" above for additional information regarding the Company's long-term debt and capital lease obligations and equipment loans.

(2) See Note 14, Commitments and Contingencies - Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding the Company's operating lease obligations.

(3) Includes an aggregate of $735,000 of commitments for capital expenditures as well as purchase obligations of inventory and supplies that extend beyond one year. All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

(4) Also includes accrued additional contingent purchase consideration of $2,197,000 payable in fiscal 2009 relating to a previous year acquisition (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements). The amounts in the table do not include the additional contingent purchase consideration the

    Company may have to pay based on future earnings of certain acquired businesses, which is further discussed in "Off-Balance Sheet Arrangements - Acquisitions - Additional Contingent Purchase Consideration" below. The maximum amount of such contingent consideration that the Company could be required to pay aggregates approximately $82 million payable over the future periods beginning in fiscal 2010 through fiscal 2013. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that the Company would be required to pay is approximately $5 million. The actual contingent purchase consideration will likely be different.

(5) As further explained below in "Off-Balance Sheet Arrangements - Acquisitions - Put/Call Rights," the minority interest holders of certain subsidiaries have rights ( "Put Rights") that may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2009 through fiscal 2018. The amounts in the table include $6,028,000 payable in 2009 (of which $1.2 million was accrued as of October 31, 2008) pursuant to the exercise of such Put Rights by the minority interest holders of three of the Company's subsidiaries. Amounts that may be paid in years subsequent to fiscal 2009 have been excluded from the table as such amounts are either contingent upon the exercise of Put Rights and/or based on a multiple of future earnings, both which are uncertain at this time. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate additional amount that the Company would be required to pay is approximately $44 million. The actual amount will likely be different. In December 2008, the Company and the minority interest holders of one of the Company's subsidiaries agreed to accelerate the Company's purchase of a portion of the minority interests from fiscal 2010 to fiscal 2009 for an estimated purchase price of $4.7 million (see Note 16, Subsequent Event, of the Notes to Consolidated Financial Statements). This amount is not reflected in the table above.

(6) Represents projected payments aggregating $259,000 under the Company's Directors Retirement Plan, which is explained further in Note 9, Retirement Plans, of the Notes to Consolidated Financial Statements (the plan is unfunded and the Company pays benefits directly). The amounts in the table do not include amounts related to the Leadership Compensation Plan or the Company's other deferred compensation arrangement as there is a related asset or an offsetting asset, respectively, included in the Company's Consolidated Balance Sheets. See Note 3, Selected Financial Statement Information - Other Non-Current Liabilities, of the Notes to Consolidated Financial Statements for further information about these two deferred compensation plans.

(7) The amounts in the table do not include approximately $5,513,000 of the Company's FIN 48 liability for unrecognized tax benefits as it is uncertain as to if or when such amounts may be settled with taxing authorities. See
    Note 6, Income Taxes, of the Notes to Consolidated Financial Statements and "New Accounting Pronouncements" below for additional information regarding the Company's adoption of FIN 48 provisions.

Off-Balance Sheet Arrangements

Guarantees

         The Company has arranged for standby letters of credit aggregating $1.4 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility.

Acquisitions - Put/Call Rights

         Pursuant to the purchase agreement related to the acquisition of an 80% interest in a subsidiary by the FSG in fiscal 2001, the Company acquired an additional 10% of the equity interests of the subsidiary in fiscal 2007. The Company has provided notice to the minority interest holder that it will purchase the remaining 10% interest effective October 31, 2008. Accordingly, the Company accrued $1.2 million as of October 31, 2008 related to the purchase of this equity interest, which was paid in December 2008.

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

         Pursuant to the purchase agreement related to the acquisition of a 85% interest in a subsidiary by the ETG in fiscal 2005, certain minority interest holders exercised their option during fiscal 2007 to cause the Company to purchase their aggregate 3% interest over a four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership interest in the subsidiary by 1.5% (or one-fourth of such minority interest holders' aggregate interest in fiscal 2007 and 2008, respectively) to 86.5% effective April 2008. Further, the remaining minority interest holders currently have the right to cause the Company to purchase their aggregate 12% interest over a four-year period.

         Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause the Company to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011. Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective April 2008. In December 2008, the Company and the minority interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April 2010) to December 2008. The estimated purchase price of this 14% interest is $9.3 million (see Note 16, Subsequent Event, of the Notes to Consolidated Financial Statements). Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

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

         The above referenced rights of the minority interest holders ("Put Rights") may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2009 through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Upon exercise of any Put Right, the Company's ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," minority interests have been recorded on the Company's consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in
Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160 in December 2007 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated balance sheet within equity. The Company is not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights.

Acquisitions - Additional Contingent Purchase Consideration

         As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration currently estimated to total up to $2.7 million should the subsidiary meet certain product line-related earnings objectives during the fourth and fifth years following the acquisition.

         As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional purchase consideration up to $19.2 million based on the subsidiary's fiscal 2009 earnings relative to target.

          As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to $59.7 million U.S. dollars based on the October 31, 2008 exchange rate, should the subsidiary meet certain earnings objectives during the first five years following the acquisition.

          As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.4 million in aggregate should the subsidiary meet certain earnings objectives during the third, fourth and fifth years following the acquisition.

         The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met. Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company. Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.

         For additional information on the aforementioned acquisitions see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

         Effective November 1, 2007, the Company adopted FASB Interpretation
No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," and began evaluating tax positions utilizing a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements. As a result of adopting the provisions of FIN 48, the Company recognized a cumulative effect adjustment that decreased retained earnings as of the beginning of fiscal 2008 by $639,000. Further, effective with the adoption of FIN 48, the Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. Interest and penalties, which were not significant in fiscal 2007, were previously recorded in interest expense and in selling, general and administrative expenses, respectively, in the Company's Consolidated Statements of Operations. Further information regarding income taxes can be found in Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

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

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is a revision of SFAS No. 141 and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (formerly the "purchase accounting" method) be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

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

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or in the second quarter of fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 161 will have on its financial statement disclosures.

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

Forward Looking Statements

         Certain statements in this Report constitute "forward -looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements, or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management's estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk to which the Company has exposure is interest rate risk, mainly related to its revolving credit facility, which has variable interest rates. Interest rate risk associated with the Company's variable rate debt is the potential increase in interest expense from an increase in interest rates. Periodically, the Company enters into interest rate swap agreements to manage its interest expense. The Company did not have any interest rate swap agreements in effect as of October 31, 2008. Based on the Company's aggregate outstanding variable rate debt balance of $37 million as of October 31, 2008, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $133,000 in fiscal 2008.

         The Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2008 would not have a material effect on the Company's results of operations, financial position or cash flows.

         The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in Canadian dollar and British pound sterling. During fiscal 2008, the Company entered into a foreign currency forward contract to mitigate a portion of foreign exchange risk at one of its foreign subsidiaries for transactions denominated in a currency other than its functional currency. The impact of this forward contract did not have a material effect on the Company's results of operations, financial position or cash flows. A hypothetical 10% weakening in the exchange rate of the Canadian dollar or British pound sterling to the United States dollar as of October 31, 2008 would not have a material effect on the Company's results of operations, financial position or cash flows.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       HEICO CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm .................... 41

Consolidated Balance Sheets as of October 31, 2008 and 2007 ................ 43

Consolidated Statements of Operations for the years ended
   October 31, 2008, 2007 and 2006 ......................................... 44

Consolidated Statements of Shareholders' Equity and Comprehensive Income
   for the years ended October 31, 2008, 2007 and 2006 ..................... 45

Consolidated Statements of Cash Flows for the years ended
   October 31, 2008, 2007 and 2006 ......................................... 46

Notes to Consolidated Financial Statements ................................. 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We have also audited the Company's internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 24, 2008

                              HEICO CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                                      As of October 31,
                                                                               -------------------------------
                                                                                   2008               2007
                                                                               ------------       ------------
                                               ASSETS
Current assets:
  Cash and cash equivalents                                                     $12,562,000         $4,947,000
  Accounts receivable, net                                                       88,403,000         82,399,000
  Inventories, net                                                              132,910,000        115,770,000
  Prepaid expenses and other current assets                                       3,678,000          4,557,000
  Deferred income taxes                                                          13,957,000         10,135,000
                                                                               ------------       ------------
    Total current assets                                                        251,510,000        217,808,000

Property, plant and equipment, net                                               59,966,000         55,554,000
Goodwill                                                                        323,393,000        310,502,000
Intangible assets, net                                                           24,983,000         35,333,000
Other assets                                                                     16,690,000         12,105,000
                                                                               ------------       ------------
    Total assets                                                               $676,542,000       $631,302,000
                                                                               ============       ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                             $220,000         $2,187,000
  Trade accounts payable                                                         29,657,000         28,161,000
  Accrued expenses and other current liabilities                                 49,586,000         53,878,000
  Income taxes payable                                                            1,765,000          3,112,000
                                                                               ------------       ------------
    Total current liabilities                                                    81,228,000         87,338,000

Long-term debt, net of current maturities                                        37,381,000         53,765,000
Deferred income taxes                                                            39,192,000         35,296,000
Other non-current liabilities                                                    17,003,000         10,364,000
                                                                               ------------       ------------
    Total liabilities                                                           174,804,000        186,763,000
                                                                               ------------       ------------
Minority interests in consolidated subsidiaries (Note 14)                        83,978,000         72,938,000
                                                                               ------------       ------------

Commitments and contingencies (Notes 2 and 14)
Shareholders' equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized;
    300,000 shares designated as Series B Junior Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred
    Stock; none issued                                                                   --                 --
  Common Stock, $.01 par value par share; 30,000,000 shares authorized;
    10,572,641 and 10,538,691 shares issued and outstanding, respectively           106,000            105,000
  Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,829,790 and 15,612,862 shares issued and
    outstanding, respectively                                                       158,000            156,000
  Capital in excess of par value                                                229,443,000        220,658,000
  Accumulated other comprehensive (loss) income                                  (4,819,000)         3,050,000
  Retained earnings                                                             192,872,000        147,632,000
                                                                               ------------       ------------
    Total shareholders' equity                                                  417,760,000        371,601,000
                                                                               ------------       ------------
    Total liabilities and shareholders' equity                                 $676,542,000       $631,302,000
                                                                               ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the year ended October 31,
                                                            ------------------------------------------------------
                                                                2008               2007                  2006
                                                            ------------        ------------          ------------
Net sales                                                   $582,347,000        $507,924,000          $392,190,000
                                                            ------------        ------------          ------------
Operating costs and expenses:
     Cost of sales                                           371,852,000         330,466,000           249,677,000
     Selling, general and administrative expenses            104,707,000          91,444,000            75,646,000
                                                            ------------        ------------          ------------

Total operating costs and expenses                           476,559,000         421,910,000           325,323,000
                                                            ------------        ------------          ------------

Operating income                                             105,788,000          86,014,000            66,867,000

Interest expense                                              (2,314,000)         (3,293,000)           (3,523,000)
Interest and other (expense) income                             (637,000)             95,000               639,000
                                                            ------------        ------------          ------------

Income before income taxes and minority interests            102,837,000          82,816,000            63,983,000

Income tax expense                                            35,450,000          27,530,000            20,900,000
                                                            ------------        ------------          ------------

Income before minority interests                              67,387,000          55,286,000            43,083,000

Minority interests' share of income                           18,876,000          16,281,000            11,195,000
                                                            ------------        ------------          ------------

Net income                                                   $48,511,000         $39,005,000           $31,888,000
                                                            ============        ============          ============

Net income per share:
     Basic                                                         $1.84               $1.52                 $1.27
     Diluted                                                       $1.78               $1.45                 $1.20

Weighted average number of common shares outstanding:
     Basic                                                    26,309,139          25,715,899            25,084,532
     Diluted                                                  27,243,356          26,931,048            26,597,603

        The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                    Accumulated
                                                          Class A    Capital in        Other
                                              Common       Common     Excess of     Comprehensive      Retained      Comprehensive
                                               Stock       Stock      Par Value     (Loss) Income      Earnings         Income
                                              --------    --------   ------------   --------------    ------------   --------------
Balances as of October 31, 2005               $101,000    $145,000   $192,523,000         ($65,000)    $80,799,000
Net income                                          --          --             --               --      31,888,000      $31,888,000
Foreign currency translation adjustments            --          --             --          127,000              --          127,000
                                                                                                                      -------------
Comprehensive income                                --          --             --               --              --      $32,015,000
                                                                                                                      =============
Cash dividends ($.08 per share)                     --          --             --               --      (2,004,000)
Tax benefit from stock option exercises             --          --      7,300,000               --              --
Proceeds from stock option exercises             2,000       6,000      5,063,000               --              --
Stock option compensation expense                   --          --      1,373,000               --              --
Other                                               --          --          1,000               --          (1,000)
                                              --------    --------   ------------   --------------    ------------
Balances as of October 31, 2006                103,000     151,000    206,260,000           62,000     110,682,000
Net income                                          --          --             --               --      39,005,000      $39,005,000
Foreign currency translation adjustments            --          --             --        2,966,000              --        2,966,000
                                                                                                                      -------------
Comprehensive income                                --          --             --               --              --      $41,971,000
                                                                                                                      =============
Cash dividends ($.08 per share)                     --          --             --               --      (2,056,000)
Tax benefit from stock option exercises             --          --      6,873,000               --              --
Proceeds from stock option exercises             2,000       5,000      6,868,000               --              --
Stock option compensation expense                   --          --        658,000               --              --
Other                                               --          --         (1,000)          22,000           1,000
                                              --------    --------   ------------   --------------    ------------
Balances as of October 31, 2007                105,000     156,000    220,658,000        3,050,000     147,632,000
Net income                                          --          --             --               --      48,511,000      $48,511,000
Foreign currency translation adjustments            --          --             --       (7,706,000)             --       (7,706,000)
                                                                                                                      -------------
Comprehensive income                                --          --             --               --              --      $40,805,000
                                                                                                                      =============
Cash dividends ($.10 per share)                     --          --             --               --      (2,631,000)
Cumulative effect of adopting FIN 48 (Note 6)       --          --             --               --        (639,000)
Tax benefit from stock option exercises             --          --      6,248,000               --              --
Proceeds from stock option exercises             1,000       2,000      2,395,000               --              --
Stock option compensation expense                   --          --        142,000               --              --
Other                                               --          --             --         (163,000)         (1,000)
                                              --------    --------   ------------   --------------    ------------
Balances as of October 31, 2008               $106,000    $158,000   $229,443,000      ($4,819,000)   $192,872,000
                                              ========    ========   ============   ==============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the year ended October 31,
                                                                               -----------------------------------------
                                                                                  2008           2007           2006
                                                                               -----------    -----------    -----------
Operating Activities:
 Net income                                                                    $48,511,000    $39,005,000    $31,888,000
 Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                           15,052,000     12,167,000     10,565,000
        Impairment of intangible assets                                          1,835,000             --             --
        Deferred income tax provision                                            3,617,000      2,819,000      2,557,000
        Minority interests' share of income                                     18,876,000     16,281,000     11,195,000
        Tax benefit from stock option exercises                                  6,248,000      6,873,000      2,210,000
        Excess tax benefit from stock option exercises                          (4,324,000)    (5,262,000)    (1,550,000)
        Stock option compensation expense                                          142,000        658,000      1,373,000
        Changes in assets and liabilities, net of acquisitions:
            Increase in accounts receivable                                     (4,749,000)   (13,790,000)    (5,018,000)
            Increase in inventories                                            (16,597,000)   (14,701,000)   (13,148,000)
            Decrease (increase) in prepaid expenses and other current assets       650,000       (266,000)       431,000
            Increase in trade accounts payable                                     808,000      4,265,000      3,696,000
            Increase in accrued expenses and other current liabilities           3,803,000      7,013,000      1,698,000
            (Decrease) increase in income taxes payable                         (1,040,000)     1,523,000        362,000
        Other                                                                      330,000        865,000        649,000
                                                                               -----------    -----------    -----------
 Net cash provided by operating activities                                      73,162,000     57,450,000     46,908,000
                                                                               -----------    -----------    -----------

Investing Activities:
  Acquisitions and related costs, net of cash acquired                         (29,038,000)   (48,367,000)   (58,117,000)
  Capital expenditures                                                         (13,455,000)   (12,886,000)    (9,964,000)
  Other                                                                            166,000         59,000        520,000
                                                                               -----------    -----------    -----------
  Net cash used in investing activities                                        (42,327,000)   (61,194,000)   (67,561,000)
                                                                               -----------    -----------    -----------

Financing Activities:
  Payments on revolving credit facility                                        (66,000,000)   (46,000,000)   (38,000,000)
  Borrowings on revolving credit facility                                       50,000,000     46,000,000     59,000,000
  Payments on short-term line of credit                                           (500,000)    (1,000,000)    (3,000,000)
  Borrowings on short-term line of credit                                          500,000      1,000,000      1,000,000
  Payment of industrial development revenue bonds                               (1,980,000)            --             --
  Distributions to minority interest owners                                     (7,456,000)    (6,448,000)    (3,306,000)
  Cash dividends paid                                                           (2,631,000)    (2,056,000)    (2,004,000)
  Proceeds from stock option exercises                                           2,398,000      6,875,000      5,071,000
  Excess tax benefit from stock option exercises                                 4,324,000      5,262,000      1,550,000
  Other                                                                         (1,158,000)       (57,000)       (26,000)
                                                                               -----------    -----------    -----------
  Net cash (used in) provided by financing activities                          (22,503,000)     3,576,000     20,285,000
                                                                               -----------    -----------    -----------

Effect of exchange rate changes on cash                                           (717,000)       116,000         37,000
                                                                               -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                             7,615,000        (52,000)      (331,000)
Cash and cash equivalents at beginning of year                                   4,947,000      4,999,000      5,330,000
                                                                               -----------    -----------    -----------
Cash and cash equivalents at end of year                                       $12,562,000     $4,947,000     $4,999,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and HEICO Electronic Technologies Corp. ("HEICO Electronic") and their subsidiaries (collectively, the "Company"), is principally engaged in the design, manufacture and sale of aerospace, defense and electronics related products and services throughout the United States and internationally. The Company's customer base is primarily the commercial aviation, defense, space and electronics industries.

Basis of Presentation

         The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines. In addition, HEICO Aerospace consolidates a joint venture formed in March 2001, which is 16%-owned by American Airlines' parent company, AMR Corporation, a 58%-owned subsidiary, two 80%-owned subsidiaries and a 90%-owned subsidiary. Also, HEICO Electronic consolidates two subsidiaries, which are 80% and 86.5% owned, respectively. (See
Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.) All significant intercompany balances and transactions are eliminated.

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

Cash and Cash Equivalents

         For purposes of the consolidated financial statements, the Company considers all highly liquid investments such as U.S. Treasury bills and money market funds with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

         Accounts receivable consist of amounts billed and currently due from customers and unbilled costs and estimated earnings related to revenues from certain fixed price contracts recognized on the percentage-of-completion method that have been recognized for accounting purposes, but not yet billed to customers. The valuation of accounts receivable requires that the Company set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense. The Company estimates uncollectible receivables based on such factors as its prior experience, its appraisal of a customer's ability to pay and economic conditions within and outside of the aviation, defense, space and electronics industries.

Inventory

         Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out or the average cost basis. Losses, if any, are recognized fully in the period when identified.

         The Company periodically evaluates the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand and estimates the amount necessary to write-down its slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost. Depreciation and amortization is provided mainly on the straight-line method over the estimated useful lives of the various assets. The Company's property, plant and equipment is depreciated over the following estimated useful lives:

         Buildings and improvements ...................... 15 to 40 years
         Leasehold improvements ..........................  2 to 20 years
         Machinery and equipment .........................  3 to 10 years
         Tooling .........................................   2 to 5 years

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

Goodwill and Other Intangible Assets

         The Company tests goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit's goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of a reporting unit's goodwill exceeds its implied fair value, if any.

         The Company's intangible assets not subject to amortization consist of trade names. The Company's intangible assets subject to amortization are amortized on the straight-line method over the following estimated useful lives:

         Customer relationships...........................   3 to 8 years
         Intellectual property ...........................  4 to 15 years
         Licenses ........................................ 12 to 17 years
         Non-compete agreements...........................   2 to 7 years
         Patents .........................................  5 to 20 years

         The Company tests each non-amortizing intangible asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company also tests each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired. These tests consist of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

         Investments are stated at fair value based on quoted market prices. Investments that are intended to be held for less than one year are included within prepaid expenses and other current assets in the Company's Consolidated Balance Sheets, while those intended to be held for longer than one year are classified as non-current within other assets. Unrealized gains or losses associated with available-for-sale securities are reported net of tax within other comprehensive income in shareholders' equity. Unrealized gains or losses associated with trading securities are recorded as a component of other income in the Company's Consolidated Statement of Operations.

Derivative Instruments

         The Company utilizes certain derivative instruments (e.g. interest rate swap agreements and foreign currency forward contracts) to hedge the variability of expected future cash flows of certain transactions. On an ongoing basis, the Company assesses whether derivative instruments used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items and therefore qualify as cash flow hedges. For a derivative instrument that qualifies as a cash flow hedge, the effective portion of changes in fair value of the derivative is deferred and recorded as a component of other comprehensive income until the hedged transaction occurs and is recognized in earnings. All other portions of changes in the fair value of a cash flow hedge are recognized in earnings immediately.

         The Company has previously utilized interest rate swap agreements to manage interest expense related to its revolving credit facility. Interest rate risk associated with the Company's variable rate revolving credit facility is the potential increase in interest expense from an increase in interest rates. The Company did not enter into any interest rate swap agreements in fiscal 2008, 2007, or 2006.

         During fiscal 2008, the Company entered into a foreign currency forward contract to mitigate foreign exchange risk at one of its foreign subsidiaries for transactions denominated in a currency other than its functional currency. The impact of this forward contract did not have a material effect on the Company's results of operations, financial position or cash flows. The Company did not enter into any foreign currency forward contracts in fiscal 2007 or 2006.

Customer Rebates and Credits

         The Company records accrued customer rebates and credits as a component of accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets. These amounts generally relate to discounts negotiated with customers as part of certain sales contracts that are usually tied to sales volume thresholds. The Company accrues customer rebates and credits as a reduction within net sales as the revenue is recognized based on the estimated level of discount rate expected to be earned by each customer over the life of the contract period (generally one year). Accrued customer rebates and credits are monitored by management and discount levels are updated at least quarterly.

Product Warranties

         Product warranty liabilities are estimated at the time of shipment and recorded as a component of accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets. The amount recognized is based on historical claims experience.

Revenue Recognition

         Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services. Revenues earned from rendering services represented less than 10% of consolidated net sales for all periods presented. Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The percentage of the Company's net sales recognized under the percentage-of-completion method was approximately 3%, 3%, and 4% in fiscal 2008, 2007 and 2006, respectively. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred.

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

         For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer. The aggregate effects of changes in estimates relating to long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2008, 2007 or 2006.

Stock Based Compensation

         The Company records compensation expense associated with stock options in its Consolidated Statements of Operations based on the grant date fair value of those awards. The Company generally recognizes stock option compensation expense ratably over the award's vesting period. The Company calculates the amount of excess tax benefit that is available to offset future write-offs of deferred tax assets, or additional paid-in-capital pool ("APIC Pool") by tracking each stock option award granted after November 1, 1996 on an employee-by-employee basis and on a grant-by-grant basis to determine whether there is a tax benefit situation or tax deficiency situation for each such award. The Company then compares the fair value expense to the tax deduction received for each stock option grant and aggregates the benefits and deficiencies, which have the effect of increasing or decreasing, respectively, the APIC Pool. Should the amount of future tax deficiencies be greater than the available APIC Pool, the Company will record the excess as income tax expense in its Consolidated Statements of Operations.

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

         Effective November 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109," and began evaluating tax positions utilizing a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements. As a result of adopting the provisions of FIN 48, the Company recognized a cumulative effect adjustment that decreased retained earnings as of the beginning of fiscal 2008 by $639,000. Further, effective with the adoption of FIN 48, the Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. Interest and penalties, which were not significant in fiscal 2007 and 2006, were previously recorded in interest expense and in selling, general and administrative expenses, respectively, in the Company's Consolidated Statements of Operations. Further information regarding income taxes can be found in Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

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

Foreign Currency Translation

         All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency are translated at period-end exchange rates, while revenues and expenses are translated using average exchange rates for the period. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive income in share holders' equity.

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

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is a revision of SFAS No. 141 and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (formerly the "purchase accounting" method) be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year subsequent to December 15, 2008, or in fiscal 2010 for HEICO. The Company is in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

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

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or in the second quarter of fiscal 2009 for HEICO. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 161 will have on its financial statement disclosures.

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

2. ACQUISITIONS

         In November 2005, the Company, through HEICO Aerospace, acquired a 51% interest in Seal Dynamics LLC ("Seal LLC") with the remaining 49% interest held principally by a member of Seal LLC's management group. During fiscal 2008, the minority interest holders exercised their option to cause the Company to purchase an aggregate 28% interest over the four-year period ending in fiscal 2011. Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective April 2008. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. Seal LLC is a distributor and designer of FAA-approved hydraulic, pneumatic, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.

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

         In September 2006, the Company, through HEICO Aerospace, acquired an 80% interest in the business, assets and certain liabilities of Prime Air, Inc., and its affiliate (collectively "Prime"). Under the transaction, a new subsidiary was formed, Prime Air, LLC ("Prime Air"), which acquired substantially all of the assets and assumed certain liabilities of Prime. Prime Air is owned 80% by the Company and 20% by certain members of Prime's management group. The Company has the right to purchase the remaining 20% minority interests beginning at approximately the eighth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period. Prime Air provides commercial airlines, regional operators, asset management companies and MRO providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs' spares services.

         During the first quarter of fiscal 2007, the Company, through HEICO Aerospace, acquired an additional 10% of the equity interests in one of its subsidiaries, which increased the Company's ownership interest to 90%. The purchase price of the acquired equity interest was paid using cash provided by operating activities.

         In April 2007, the Company, through HEICO Electronic, acquired all the stock of FerriShield, Inc. ("FerriShield"). FerriShield is engaged in the design and manufacture of Radio Frequency Interference and Electromagnetic Frequency Interference Suppressors for a variety of markets. The Company has since integrated the operations of FerriShield into the operations of one of its existing subsidiaries.

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

         In September 2007, the Company, through HEICO Electronic, acquired all of the stock of EMD Technologies Inc. ("EMD"). Subject to meeting certain earnings objectives during the first five years following the acquisition, the Company may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to $59.7 million U.S. dollars based on the October 31, 2008 exchange rate. EMD designs and manufactures high voltage energy generators for medical, baggage inspection and industrial imaging manufacturers and high frequency power delivery systems for the commercial sign industry.

         During both April 2007 and 2008, the Company, through HEICO Electronic, acquired an additional .75% of the equity interests in one of its subsidiaries, which increased the Company's ownership interest from 85% to 86.5%. The purchase prices of the acquired equity interests were paid using cash provided by operating activities.

         In November 2007, the Company, through an 80%-owned subsidiary of HEICO Aerospace, acquired all of the stock of a European company. Subject to meeting certain earnings objectives during the third, fourth and fifth years following the acquisition, the Company may be obligated to pay additional consideration of up to approximately $.4 million in aggregate. The acquired company supplies aircraft parts for sale and exchange as well as repair management services to commercial and regional airlines, asset management companies and FAA overhaul and repair facilities.

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

         As part of the purchase agreement associated with certain acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition. The Company accrues an estimate of additional purchase consideration when the earnings objectives are met. During fiscal 2008, the Company, through HEICO Aerospace and HEICO Electronic, paid $7.0 million and $4.7 million, respectively, of such additional purchase consideration related to acquisitions made in previous years, all of which was accrued as of October 31, 2007. During fiscal 2007 and 2006, the Company, through HEICO Electronic, paid $7.3 million and $2.2 million, respectively, of such additional purchase consideration related to acquisitions made in previous years, of which $7.2 million and $2.2 million respectively, was accrued as of October 31, 2006 and 2005, respectively. As of October 31, 2008, the Company, through HEICO Electronic, accrued $2.2 million of additional purchase consideration related to a prior year acquisition, which it expects to pay in fiscal 2009. The amounts paid in fiscal 2008, 2007 and 2006 were based on a multiple of each applicable subsidiary's earnings relative to target. Since these amounts were not contingent upon the former shareholders of each acquired entity remaining employed by the Company or providing future services to the Company, the payments were recorded as an additional cost of the respective acquired entity. Information regarding additional purchase consideration related to acquisitions may be found in Note 14, Commitments and Contingencies - Acquisitions, of the Notes to Consolidated Financial Statements.

         All of the acquisitions described above were accounted for using the purchase method of accounting. The purchase price of each acquisition was principally paid in cash using proceeds from the Company's revolving credit facility unless otherwise noted and was not significant to the Company's consolidated financial statements. The results of operations of each acquired company were included in the Company's results of operations from their effective acquisition date. The following table presents the Company's unaudited pro forma consolidated operating results assuming the fiscal 2008 and 2007 acquisitions had been consummated as of the beginning of fiscal 2007. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of the beginning fiscal 2007. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to acquired intangible assets, increased interest expense associated with borrowings to finance the acquisitions, and, when applicable, incremental minority interest in net income.

                                       For the year ended October 31,
                                       ------------------------------
                                         2008                  2007
                                       --------              --------
         Net sales                     $583,837              $533,669
         Net income                     $48,638               $38,886
         Net income per share:
           Basic                          $1.85                 $1.51
           Diluted                        $1.79                 $1.44

         The allocation of the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values as of the date of acquisition. The Company determines the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. The allocation of the purchase price of the fiscal 2008 acquisitions to the tangible and identifiable intangible assets acquired and liabilities assumed in these consolidated financial statements is preliminary until the Company obtains final information regarding their fair values. The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed has been recorded as goodwill (see Note 15, Supplemental Disclosures of Cash Flow Information, of the Notes to Consolidated Financial Statements). The aggregate cost of acquisitions, including payments made in cash and contingent payments, was $29.0 million, $48.4 million and $58.1 million in fiscal 2008, 2007 and 2006, respectively.

3. SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable
                                                        As of October 31,
                                                 ------------------------------
                                                    2008               2007
                                                 -----------        -----------
   Accounts receivable                           $90,990,000        $84,111,000
   Less:  Allowance for doubtful accounts         (2,587,000)        (1,712,000)
                                                 -----------        -----------
     Accounts receivable, net                    $88,403,000        $82,399,000
                                                 ===========        ===========

         Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

                                                                              As of October 31,
                                                                       --------------------------------
                                                                          2008                 2007
                                                                       -----------          -----------
Costs incurred on uncompleted contracts                                $21,505,000          $21,832,000
Estimated earnings                                                      12,545,000           13,111,000
                                                                       -----------          -----------
                                                                        34,050,000           34,943,000
Less:  Billings to date                                                (28,337,000)         (25,661,000)
                                                                       -----------          -----------
                                                                        $5,713,000           $9,282,000
                                                                       ===========          ===========
Included in accompanying Consolidated Balance
  Sheets under the following captions:
    Accounts receivable, net (costs and estimated
         earnings in excess of billings)                                $6,115,000           $9,300,000
    Accrued expenses and other current liabilities
         (billings in excess of costs and estimated earnings)             (402,000)             (18,000)
                                                                       -----------          -----------
                                                                        $5,713,000           $9,282,000
                                                                       ===========          ===========

         Changes in estimates did not have a material effect on net income or diluted net income per share in fiscal 2008, 2007 or 2006.

Inventories

                                                                              As of October 31,
                                                                       ---------------------------------
                                                                          2008                 2007
                                                                       ------------         ------------
Finished products                                                       $74,281,000          $61,592,000
Work in process                                                          17,897,000           15,406,000
Materials, parts, assemblies and supplies                                40,732,000           38,772,000
                                                                       ------------         ------------
  Inventories, net                                                     $132,910,000         $115,770,000
                                                                       ============         ============

         Inventories related to long-term contracts were not significant as of October 31, 2008 and 2007.

Property, Plant and Equipment

                                                                              As of October 31,
                                                                       --------------------------------
                                                                          2008                 2007
                                                                       -----------          -----------
Land                                                                    $3,656,000           $3,656,000
Buildings and improvements                                              36,229,000           30,732,000
Machinery, equipment and tooling                                        73,038,000           65,242,000
Construction in progress                                                 5,446,000            6,339,000
                                                                       -----------          -----------
                                                                       118,369,000          105,969,000
Less:  Accumulated depreciation and amortization                       (58,403,000)         (50,415,000)
                                                                       -----------          -----------
  Property, plant and equipment, net                                   $59,966,000          $55,554,000
                                                                       ===========          ===========

         The amounts set forth above include tooling costs having a net book value of $4,037,000 and $4,165,000 as of October 31, 2008 and 2007,
respectively. Amortization expense on capitalized tooling was $1,575,000, $1,448,000 and $1,304,000 for the fiscal years ended October 31, 2008, 2007 and 2006, respectively. Expenditures for capitalized tooling costs were $1,412,000, $1,634,000 and $1,363,000 in fiscal 2008, 2007 and 2006, respectively.

         Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $7,990,000, $6,678,000 and $5,786,000 for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.

         Included in the Company's property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements. The rotables are stated at a net book value of $908,000 and $1,195,000 as of October 31, 2008 and 2007, respectively. Under the terms of the agreements, the customers may purchase the equipment at specified prices, which are no less than net book value, upon termination of the agreements. The equipment is currently being depreciated over its estimated life.

Accrued Expenses and Other Current Liabilities

                                                                              As of October 31,
                                                                       --------------------------------
                                                                          2008                 2007
                                                                       -----------          -----------
Accrued employee compensation and related payroll taxes                $25,157,000          $21,551,000
Accrued customer rebates and credits                                    11,758,000           10,452,000
Accrued additional purchase consideration                                3,427,000           11,736,000
Other                                                                    9,244,000           10,139,000
                                                                       -----------          -----------
  Accrued expenses and other current liabilities                       $49,586,000          $53,878,000
                                                                       ===========          ===========

       The total customer rebates and credits deducted within net sales for the fiscal years ended October 31, 2008, 2007 and 2006 were $10,249,000, $9,574,000 and $7,611,000, respectively.

Other Non-Current Liabilities

         During fiscal 2006, the Company established the HEICO Corporation Leadership Compensation Plan ("LCP"), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. The LCP was effective October 1, 2006 and provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis. The Company matches 50% of the first 6% of base salary deferred by each participant. In September 2008, the LCP was amended principally to allow director fees that would otherwise be payable in Company common stock to be deferred into the Plan, and, when distributed, amounts would be distributable in actual shares of Company common stock. In December 2008, the LCP was amended to comply with the final Section 409A regulations issued by the Internal Revenue Service, which become effective January 1, 2009. Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions. The Company's matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP. Company contributions to the Plan charged to income in fiscal 2008, 2007 and 2006 totaled $2,075,000, $2,119,000 and $985,000, respectively. In the accompanying Consolidated Balance Sheets, $623,000 was included in accrued expenses and other current liabilities and $7,136,000 in other non-current liabilities as of October 31, 2008, and $688,000 was included in accrued expenses and other current liabilities and $4,586,000 in other non-current liabilities as of October 31, 2007. The assets of the LCP, totaling $7,148,000 and $4,559,000 as of October 31, 2008, and 2007,
respectively, are classified within other assets (long-term) and represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

        Other non-current liabilities also includes deferred compensation of $3,860,000 and $5,201,000 as of October 31, 2008 and 2007, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees. The Company makes no contributions to this plan. The assets of this plan related to this deferred compensation liability are held within an irrevocable trust and classified within other assets (long-term) in the accompanying Consolidated Balance Sheets.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill during fiscal 2008 and 2007 by operating segment are as follows:

                                                              Segment
                                                    ------------------------------     Consolidated
                                                         FSG               ETG            Totals
                                                    ------------      ------------     -------------
Balances as of October 31, 2006                     $157,204,000      $117,912,000      $275,116,000
Goodwill acquired                                      6,210,000        16,550,000        22,760,000
Accrued additional purchase consideration              7,000,000         4,736,000        11,736,000
Foreign currency translation adjustments                   --            1,354,000         1,354,000
Adjustments to goodwill                                 (725,000)          261,000          (464,000)
                                                    ------------      ------------      ------------
Balances as of October 31, 2007                      169,689,000       140,813,000       310,502,000
Goodwill acquired                                      9,094,000            74,000         9,168,000
Accrued additional purchase consideration              1,215,000         2,212,000         3,427,000
Foreign currency translation adjustments                (363,000)       (3,505,000)       (3,868,000)
Adjustments to goodwill                                1,491,000         2,673,000         4,164,000
                                                    ------------      ------------      ------------
Balances as of October 31, 2008                     $181,126,000      $142,267,000      $323,393,000
                                                    ============      ============      ============

         The goodwill acquired and accrued additional purchase consideration recognized during fiscal 2008 and 2007 are principally a result of the Company's acquisitions described in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. The $1.2 million accrued additional purchase consideration recognized during fiscal 2008 by the FSG is the result of the Company's purchase of the remaining 10% of equity interests in a 90%-owned subsidiary effective October 31, 2008 (see Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements). The foreign currency translation adjustments reflect unrealized translation gains (losses) on the goodwill recognized in connection with foreign subsidiaries. Foreign currency translation adjustments are included in other comprehensive income in the Company's Consolidated Statements of Shareholders' Equity and Comprehensive Income. Adjustments to goodwill during fiscal 2008 and 2007 consist primarily of final purchase price adjustments related to the preliminary allocation of the purchase price during the allocation period for certain prior year acquisitions to the assets acquired and liabilities assumed. The Company estimates that approximately $13 million and $30 million of the goodwill recognized in fiscal 2008 and 2007, respectively, will be deductible for income tax purposes. Based on the annual goodwill test for impairment as of October 31, 2008, the Company determined there is no impairment of its goodwill.

         Identifiable intangible assets consist of:

                                     As of October 31, 2008                       As of October 31, 2007
                         --------------------------------------------    -----------------------------------------
                           Gross                             Net           Gross                          Net
                          Carrying          Accumulated    Carrying       Carrying      Accumulated     Carrying
                           Amount          Amortization     Amount         Amount       Amortization     Amount
                         -----------       ------------   -----------    -----------    ------------   -----------
Amortizing Assets:
------------------
Customer relationships   $16,845,000       ($6,451,000)   $10,394,000    $19,784,000    ($4,912,000)   $14,872,000
Intellectual property      3,427,000        (1,833,000)     1,594,000      6,204,000     (1,066,000)     5,138,000
Licenses                   1,000,000          (474,000)       526,000      1,000,000       (400,000)       600,000
Non-compete agreements     1,086,000          (660,000)       426,000        937,000       (628,000)       309,000
Patents                      575,000          (189,000)       386,000        560,000       (132,000)       428,000
                         -----------       -----------    -----------    -----------    -----------    -----------
                          22,933,000        (9,607,000)    13,326,000     28,485,000     (7,138,000)    21,347,000
Non-Amortizing Assets:
----------------------
Trade names               11,657,000                --     11,657,000     13,986,000             --     13,986,000
                         -----------       -----------    -----------    -----------    -----------    -----------
                         $34,590,000       ($9,607,000)   $24,983,000    $42,471,000    ($7,138,000)   $35,333,000
                         ===========       ===========    ===========    ===========    ===========    ===========

         The decrease in the gross carrying amount of identifiable intangible assets as of October 31, 2008 compared to October 31, 2007 principally relates to the final purchase price adjustments to the preliminary fair values of such intangible assets recognized in connection with certain prior year acquisitions, the effect of foreign currency translation adjustments on the intangible assets recognized as part of the aforementioned foreign subsidiaries, the write-off of fully amortized intangible assets and impairment losses of certain intangible assets, partially offset by the intangible assets recognized in connection with the fiscal 2008 acquisitions (see Note 2, Acquisitions, and Note 15, Supplemental Disclosures of Cash Flow Information, of the Notes to Consolidated Financial Statements). During the fourth quarter of fiscal 2008, the Company recognized impairment losses of $1,313,000 and $522,000, from the write-down of certain customer relationships and trade names, respectively, within the ETG to their estimated fair values, due to reductions in future cash flows associated with such assets. The impairment losses were recorded as a component of selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

         The weighted average amortization period of the customer relationships and non-compete agreements acquired during fiscal 2008 is approximately six and four years, respectively. The weighted average amortization period of the customer relationships, intellectual property, and non-compete agreements acquired during fiscal 2007 is approximately seven, fourteen and two years, respectively, after accounting for the aforementioned final purchase price adjustments. Amortization expense of other intangible assets was $5,156,000, $3,647,000 and $3,057,000 for the fiscal years ended October 31, 2008, 2007 and 2006, respectively. Amortization expense for each of the next five fiscal years is expected to be $3,649,000 in fiscal 2009, $2,930,000 in fiscal 2010, $2,229,000 in fiscal 2011, $1,625,000 in fiscal 2012 and $1,119,000 in fiscal
2013.

5. SHORT-TERM AND LONG-TERM DEBT

        In September 2008, one of the Company's subsidiaries extended a short-term line of credit with a bank in the amount of $2.5 million, which now expires in June 2009. The line of credit may be used for inventory purchases and other working capital needs and is secured by all the assets of the subsidiary. Advances under the line of credit bear interest at the subsidiary's choice of the "Prime Rate Advance" (a rate equal to the greater of 4% or prime rate less ..75%) or "LIBOR Advance" (LIBOR rate plus .75%). As of October 31, 2008 and 2007, no borrowings were outstanding under the line of credit.

         Long-term debt consists of:

                                                                              As of October 31,
                                                                       --------------------------------
                                                                          2008                 2007
                                                                       -----------          -----------
Borrowings under revolving credit facility                             $37,000,000          $53,000,000
Industrial Development Revenue Refunding
   Bonds - Series 1988                                                          --            1,980,000
Notes payable, capital leases and equipment loans                          601,000              972,000
                                                                       -----------          -----------
                                                                        37,601,000           55,952,000
Less: Current maturities of long-term debt                                (220,000)          (2,187,000)
                                                                       -----------          -----------
                                                                       $37,381,000          $53,765,000
                                                                       ===========          ===========

         The aggregate amount of long-term debt maturing in each of the next five fiscal years is $220,000 in fiscal 2009, $214,000 in fiscal 2010, $115,000 in fiscal 2011, $35,000 in fiscal 2012 and $37,017,000 in fiscal 2013.

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

         As of October 31, 2008 and 2007, the Company had a total of $37 million and $53 million, respectively, borrowed under its revolving credit facility at weighted average interest rates of 3.6% and 5.8%, respectively. The amounts were primarily borrowed to fund acquisitions (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements) as well as for working capital and general corporate needs. The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2008, the Company was in compliance with all such covenants.

Industrial Development Revenue Bonds

         In April 2008, the Company paid the matured Series 1988 industrial development revenue bonds aggregating $1,980,000.

6. INCOME TAXES

         The provision for income taxes on income before income taxes and minority interests is as follows:

                                              For the year ended October 31,
                                         ---------------------------------------
                                            2008          2007          2006
                                         -----------   -----------   -----------
Current:
 Federal                                 $27,118,000   $20,688,000   $15,301,000
 State                                     4,225,000     3,746,000     2,780,000
 Foreign                                     490,000       277,000       262,000
                                         -----------   -----------   -----------
                                          31,833,000    24,711,000    18,343,000
Deferred                                   3,617,000     2,819,000     2,557,000
                                         -----------   -----------   -----------
Total income tax expense                 $35,450,000   $27,530,000   $20,900,000
                                         ===========   ===========   ===========

         The reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                              For the year ended October 31,
                                                                           ----------------------------------
                                                                            2008          2007          2006
                                                                           ------        ------        ------
Federal statutory tax rate                                                  35.0%         35.0%         35.0%
State taxes, less applicable federal income tax reduction                    2.9           3.3           3.5
Net tax benefit on minority interests' share of income                      (3.0)         (3.4)         (2.7)
Net tax benefit on qualified domestic production activities                  (.7)          (.4)          (.5)
Net tax benefit on qualified research and development activities             (.3)         (1.8)         (2.4)
Net tax benefit on export sales                                               --           (.2)         (1.3)
Other, net                                                                   0.6           0.7           1.1
                                                                           ------        ------        ------
     Effective tax rate                                                     34.5%         33.2%         32.7%
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

                                                       As of October 31,
                                               --------------------------------
                                                   2008                2007
                                               ------------        ------------
Deferred tax assets:
 Inventories                                     $7,483,000          $6,791,000
 Deferred compensation liability                  4,240,000           4,603,000
 FIN 48 liability - related                       2,684,000                  --
 Customer rebates accrual                         1,097,000             875,000
 Vacation accrual                                   884,000             786,000
 Allowance for doubtful accounts receivable         821,000             526,000
 Other                                            3,320,000           2,668,000
                                               ------------        ------------
    Total deferred tax assets                    20,529,000          16,249,000
                                               ------------        ------------
Deferred tax liabilities:
 Intangible asset amortization                   40,695,000          37,252,000
 Accelerated depreciation                         3,778,000           3,194,000
 Software development costs                       1,019,000             836,000
 Other                                              272,000             128,000
                                               ------------        ------------
    Total deferred tax liabilities               45,764,000          41,410,000
                                               ------------        ------------
    Net deferred tax liability                 ($25,235,000)       ($25,161,000)
                                               ============        ============

         The net deferred tax liability is classified in the accompanying Consolidated Balance Sheets as follows:

                                                       As of October 31,
                                               --------------------------------
                                                   2008                2007
                                               ------------        ------------
Current asset                                   $13,957,000         $10,135,000
Long-term liability                              39,192,000          35,296,000
                                               ------------        ------------
Net deferred tax liability                     ($25,235,000)       ($25,161,000)
                                               ============        ============

         As discussed in Note 1, Summary of Significant Accounting Policies - Income Taxes, of the Notes to Consolidated Financial Statements, the Company adopted the provisions of FIN 48 effective November 1, 2007. As a result, the Company increased its liabilities related to uncertain tax positions by $4,622,000 and accounted for this change as a $3,889,000 increase to deferred tax assets, a $639,000 decrease to retained earnings (the cumulative effect of adopting FIN 48), and a $94,000 decrease to deferred tax liabilities. Upon adoption, the Company also reclassified $2,680,000 in unrecognized tax benefits and $2,621,000 of income tax refunds (related to research and development activities as further described below) from income taxes payable to long-term income tax liabilities and long-term income tax assets, respectively, since the Company does not anticipate payment or receipt of cash within one year. Long-term income tax liabilities are classified within other non-current liabilities and long-term income tax assets are classified within other assets in the Company's Consolidated Balance Sheets.

         As of November 1, 2007 and October 31, 2008, the Company's liability for gross unrecognized tax benefits related to uncertain tax positions was $7,396,000 and $5,742,000, respectively, of which $2,948,000 and $3,438,000, respectively, would decrease the Company's income tax expense and effective income tax rate if the tax benefits were recognized. The remaining liability was for tax positions for which the uncertainty was only related to the timing of such tax benefits. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2008 follows:

     Balance as of November 1, 2007                            $7,396,000
     Increases related to prior year tax positions                  2,000
     Decreases related to prior year tax positions             (4,380,000)
     Increases related to current year tax positions            2,793,000
     Lapse of statutes of limitations                             (69,000)
                                                               ----------
     Balance as of October 31, 2008                            $5,742,000
                                                               ==========

         The Company's liability for unrecognized tax benefits was $5,513,000 as of October 31, 2008, including $232,000 of interest and $96,000 of penalties and net of $557,000 in related deferred tax assets. Effective with the adoption of FIN 48, it is the Company's policy to recognize interest and penalties related to income tax matters as a component of income tax expense. Interest and penalties, which were not significant in fiscal 2007, were previously recorded in interest expense and in selling, general and administrative expenses, respectively, in the Company's Consolidated Statements of Operations. During the fiscal year ended October 31, 2008, the Company accrued penalties of $23,000 related to the unrecognized tax benefits noted above. The liability for interest decreased by $252,000 during fiscal 2008 due to the lapse of statutes of limitations.

         The Company files income tax returns in the United States ("U.S.") federal jurisdiction and in multiple state jurisdictions. The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements. Generally, the Company is no longer subject to U.S. federal or state examinations by tax authorities for fiscal years prior to 2001. The Company's U.S. federal filings and state of California filings for fiscal years 2001 through 2005 are currently under examination by the Internal Revenue Service and California Franchise Tax Board, respectively, who are reviewing the income tax credit claimed by the Company for qualified research and development activities incurred during those years.

         The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under FIN 48. The Company is unable to estimate what this change could be within the next twelve months, but does not believe it would be material to its consolidated financial statements.

         In December 2006, Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," was retroactively extended for two years to cover the period from January 1, 2006 to December 31, 2007. As a result, the Company recognized an income tax credit for qualified research and development activities in fiscal 2007 for the full fiscal 2006 year. The tax credit, net of expenses, increased fiscal 2007 net income by approximately $.5 million.

         The Company claimed an income tax credit for qualified research and development activities in its income tax return for fiscal 2005 and amended returns for previous tax years that were filed in the third and fourth quarters of fiscal 2006 upon completion of a study conducted by outside tax consultants. The aggregate tax credit, net of expenses, increased fiscal 2006 net income by approximately $1.0 million.

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

         The Rights have certain anti-takeover effects and, therefore, will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Company's Board of Directors or who acquires 15% or more of the outstanding common stock without approval of the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board since they may be redeemed by the Company at $.01 per Right at any time until the close of business on the tenth day after a person or group has obtained beneficial ownership of 15% or more of the outstanding common stock or until a person commences or announces an intention to commence a tender offer for 15% or more of the outstanding common stock. The 2003 Plan also contains a provision to help ensure a potential acquirer pays all shareholders a fair price for the Company.

Common Stock and Class A Common Stock

         Each share of Common Stock is entitled to one vote per share. Each share of Class A Common Stock is entitled to a 1/10 vote per share. Holders of the Company's Common Stock and Class A Common Stock are entitled to receive when, as and if declared by the Board of Directors, dividends and other distributions payable in cash, property, stock or otherwise. In the event of liquidation, after payment of debts and other liabilities of the Company, and after making provision for the holders of preferred stock, if any, the remaining assets of the Company will be distributable ratably among the holders of all classes of common stock.

Share Repurchases

        The Company did not repurchase any shares of its common stock in fiscal 2008, 2007 or 2006.

8. STOCK OPTIONS

         The Company currently has two stock option plans, the 2002 Stock Option Plan ("2002 Plan") and the Non-Qualified Stock Option Plan, under which stock options may be granted. The Company's 1993 Stock Option Plan ("1993 Plan") terminated in March 2003 on the tenth anniversary of its effective date. No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms. In addition, the Company granted stock options to a former shareholder of an acquired business pursuant to an employment agreement entered into in connection with the acquisition in fiscal 1999. A total of 3,287,306 shares of the Company's stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2008, including 1,623,742 shares currently under option and 1,663,564 shares available for future grants. Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options are granted with an exercise price of not less than 100% of the fair market value of the Company's common stock as of date of grant (110% thereof in certain cases) and are exercisable in percentages specified as of the date of grant over a period up to ten years. Only employees are eligible to receive incentive stock options. Non-qualified stock options under the 2002 Plan may be immediately exercisable. In March 2008, the Company's shareholders approved two amendments to the 2002 Plan, which principally increased the number of shares available for issuance under the plan and now requires options be granted with an exercise price of no less than fair market value of the Company's common stock as of the date of the grant. The options granted pursuant to the 2002 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion. Options granted under the Non-Qualified Stock Option Plan may be granted with an exercise price of no less than the fair market value of the Company's common stock as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant. The stock options granted to a former shareholder of an acquired business were fully vested and transferable as of the grant date and expire ten years from the date of grant. The exercise price of such options was the fair market value as of the date of grant. Options under all stock option plans expire no later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

         Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

                                                                         Shares Under Option
                                                Shares            ---------------------------------
                                               Available                           Weighted Average
                                               For Grant           Shares           Exercise Price
                                               ----------         ---------        ----------------
Outstanding as of October 31, 2005                156,303         3,588,680              $9.50
Granted                                                --                --                $--
Cancelled                                           6,380           (10,371)             $8.96
Exercised                                              --          (844,291)             $7.34
                                               ----------         ---------
Outstanding as of October 31, 2006                162,683         2,734,018             $10.16
Granted                                                --                --                $--
Cancelled                                             221           (16,787)            $13.11
Exercised                                              --          (841,901)            $10.94
                                               ----------         ---------
Outstanding as of October 31, 2007                162,904         1,875,330              $9.79
Shares approved by the Shareholders
  for the 2002 Stock Option Plan                1,500,000                --                $--
Granted                                                --                --                $--
Cancelled                                             660              (710)             $6.66
Exercised                                              --          (250,878)             $9.56
                                               ----------         ---------
Outstanding as of October 31, 2008              1,663,564         1,623,742              $9.83
                                               ==========         =========

      Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2008 is as follows:

Common Stock

                                               Options Outstanding
                      ---------------------------------------------------------------------
                                        Weighted          Weighted Average       Aggregate
     Range of            Number         Average        Remaining Contractual    Intrinsic
 Exercise Prices      Outstanding    Exercise Price         Life (Years)           Value
----------------      -----------    --------------    ---------------------    -----------
 $1.16 - $2.90             90,182            $2.00               .9              $3,288,000
 $2.91 - $7.00                 --              $--               --                      --
 $7.01 - $12.00           430,000            $9.20              4.1              12,586,000
$12.01 - $21.92           432,000           $13.81              2.4              10,654,000
                       ----------                                               -----------
                          952,182           $10.61              3.0             $26,528,000
                       ==========                                               ===========

                                               Options Exercisable
                      ---------------------------------------------------------------------
                                        Weighted          Weighted Average       Aggregate
     Range of            Number         Average        Remaining Contractual    Intrinsic
 Exercise Prices      Exercisable    Exercise Price         Life (Years)           Value
----------------      -----------    --------------    ---------------------    -----------
 $1.16 - $2.90             90,182            $2.00                .9             $3,288,000
 $2.91 - $7.00                 --              $--                --                     --
 $7.01 - $12.00           430,000            $9.20               4.1             12,586,000
$12.01 - $21.92           432,000           $13.81               2.4             10,654,000
                       ----------                                               -----------
                          952,182           $10.61               3.0            $26,528,000
                       ==========                                               ===========

Class A Common Stock

                                               Options Outstanding
                      ---------------------------------------------------------------------
                                        Weighted          Weighted Average       Aggregate
     Range of            Number         Average        Remaining Contractual    Intrinsic
 Exercise Prices      Outstanding    Exercise Price         Life (Years)           Value
----------------      -----------    --------------    ---------------------    -----------
 $1.16 - $2.90             95,795             $1.71              .9              $2,525,000
 $2.91 - $7.00             66,880             $5.54             4.4               1,507,000
 $7.01 - $12.00           309,756             $8.30             3.6               6,125,000
$12.01 - $21.92           199,129            $13.83             2.2               2,835,000
                       ----------                                               -----------
                          671,560             $8.72             2.9             $12,992,000
                       ==========                                               ===========

                                               Options Exercisable
                      ---------------------------------------------------------------------
                                        Weighted          Weighted Average       Aggregate
     Range of            Number         Average        Remaining Contractual     Intrinsic
 Exercise Prices      Exercisable    Exercise Price         Life (Years)           Value
----------------      -----------    --------------    ---------------------    -----------
 $1.16 - $2.90             95,795             $1.71              .9              $2,525,000
 $2.91 - $7.00             66,880             $5.54             4.4               1,507,000
 $7.01 - $12.00           309,756             $8.30             3.6               6,125,000
$12.01 - $21.92           196,729            $13.83             2.2               2,802,000
                       ----------                                               -----------
                          669,160             $8.70             2.9             $12,959,000
                       ==========                                               ===========

         The aggregate intrinsic values in the tables above are calculated based on the difference between the closing price per share of the underlying common stock as reported on the New York Stock Exchange as of October 31, 2008 less the option exercise price (if a positive spread) multiplied by the number of stock options.

         Information concerning stock options exercised is as follows:

                                                           For the year ended October 31,
                                                   ----------------------------------------------
                                                      2008              2007              2006
                                                   ----------        ----------        ----------
Cash proceeds from stock option exercises          $2,398,000        $6,875,000        $5,071,000
Tax benefit realized from stock option exercises    6,248,000         6,873,000         1,385,000
Intrinsic value of stock option exercises           7,854,000        20,900,000        16,105,000

         The Company's net income for the fiscal years ended October 31, 2008, 2007 and 2006 includes compensation expense of $142,000, $658,000 and $1,373,000, respectively, and an income tax benefit related to the Company's stock options of $43,000, $165,000 and $391,000, respectively. Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company's Consolidated Statements of Operations. As of October 31, 2008, there was $14,000 of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.1 years.

        For the fiscal years ended October 31, 2008, 2007 and 2006, the excess tax benefit resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised was $4,324,000, $5,262,000 and $1,550,000, respectively, and is presented as a financing activity in the Consolidated Statements of Cash Flows.

        The Company did not grant any stock options in fiscal 2008, 2007 or 2006. If there were a change in control of the Company, none of the unvested options outstanding would become immediately exercisable.

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

         Participants receive 100% vesting of employee contributions and cash dividends received on Company common stock. Vesting in Company contributions is based on a participant's number of years of vesting service. Contributions to the Plan charged to income in fiscal 2008, 2007, and 2006 totaled $230,000, $164,000 and $170,000, respectively. Company contributions are made with the use of forfeited shares within the Plan. As of October 31, 2008, the Plan held approximately 117,000 forfeited shares of Common Stock and 139,000 forfeited shares of Class A Common Stock, which are available to make future Company contributions.

        In 1991, the Company established a Directors Retirement Plan covering its then current directors. The net assets of this plan as of October 31, 2008, 2007 and 2006 were not material to the financial position of the Company. During fiscal 2008, 2007 and 2006, $23,000, $20,000 and $64,000, respectively, were expensed for this plan.

10. RESEARCH AND DEVELOPMENT EXPENSES

         Cost of sales amounts in fiscal 2008, 2007 and 2006 include approximately $18.4 million, $16.5 million and $15.3 million, respectively, of new product research and development expenses.

11. NET INCOME PER SHARE

         The computation of basic and diluted net income per share is as follows:

                                                                 For the year ended October 31,
                                                         -----------------------------------------------
                                                            2008              2007              2006
                                                         -----------       -----------       -----------
Numerator:
  Net income                                             $48,511,000       $39,005,000       $31,888,000
                                                         ===========       ===========       ===========
Denominator:
  Weighted average common shares outstanding - basic      26,309,139        25,715,899        25,084,532
  Effect of dilutive stock options                           934,217         1,215,149         1,513,071
                                                         -----------       -----------       -----------
  Weighted average common shares outstanding - diluted    27,243,356        26,931,048        26,597,603
                                                         ===========       ===========       ===========

Net income per share - basic                                   $1.84             $1.52             $1.27
Net income per share - diluted                                 $1.78             $1.45             $1.20
Anti-dilutive stock options excluded                              --                --            12,540

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                     First            Second             Third           Fourth
                                    Quarter          Quarter            Quarter          Quarter
                                  ------------     ------------       ------------     ------------
Net sales:
     2008                         $134,287,000     $144,039,000       $147,305,000     $156,716,000
     2007                          113,684,000      121,215,000        133,155,000      139,870,000
Gross profit:
     2008                           46,829,000       52,356,000         53,851,000       57,459,000
     2007                           37,488,000       43,667,000         47,705,000       48,598,000
Net income:
     2008                           10,086,000       11,948,000         12,827,000       13,650,000
     2007                            7,921,000        9,407,000         10,914,000       10,763,000
Net income per share:
  Basic:
     2008                                $.39              $.45               $.49            $.52
     2007                                 .31               .37                .42             .41
  Diluted:
     2008                                 .37               .44                .47             .50
     2007                                 .30               .35                .40             .40

         During the first and second quarters of fiscal 2007, the Company recorded the benefit of a tax credit (net of related expenses) for qualified research and development activities recognized for fiscal 2006 pursuant to the retroactive extension in December 2006 of Section 41, "Credit for Increasing Research Activities," of the Internal Revenue Code, which increased net income by $332,000 and $167,000, respectively, or $.01 each per diluted share.

        During the fourth quarter of fiscal 2008, the Company recorded impairment losses related to the write-down of certain intangible assets to their estimated fair values, which decreased net income by $1,140,000, or $.04 per diluted share, in aggregate.

         Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year may not equal the sum of the four individual quarters.

13. OPERATING SEGMENTS

         The Company has two operating segments: the Flight Support Group ("FSG") consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic and its subsidiaries. The Flight Support Group designs, manufactures, repairs and distributes jet engine and aircraft component replacement parts. The parts and services are approved by the FAA. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government. The Electronic Technologies Group designs and manufactures electronic, microwave, and electro-optical equipment and components, high-speed interface products, high voltage interconnection devices, and high voltage advanced power electronics products primarily for the aviation, defense, space, homeland security, electronics and medical industries.

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

         Information on the Company's two operating segments, the FSG and the ETG, for each of the fiscal years ended October 31 is as follows:

                                                                                Other,
                                                                               Primarily
                                                                             Corporate and     Consolidated
                                               FSG              ETG          Intersegment         Totals
                                            ------------     ------------    -------------     -------------
For the year ended October 31, 2008:
------------------------------------
   Net sales                                $436,810,000     $146,044,000       ($507,000)      $582,347,000
   Depreciation and amortization               9,339,000        5,238,000         475,000         15,052,000
   Operating income                           81,184,000       38,775,000     (14,171,000)       105,788,000
   Capital expenditures                       10,735,000        2,093,000         627,000         13,455,000
   Total assets                              418,079,000      220,888,000      37,575,000        676,542,000

For the year ended October 31, 2007:
------------------------------------
   Net sales                                $383,911,000     $124,035,000        ($22,000)      $507,924,000
   Depreciation and amortization               8,047,000        3,786,000         334,000         12,167,000
   Operating income                           67,408,000       33,870,000     (15,264,000)        86,014,000
   Capital expenditures                       10,146,000        2,300,000         440,000         12,886,000
   Total assets                              379,433,000      230,448,000      21,421,000        631,302,000

For the year ended October 31, 2006:
------------------------------------
   Net sales                                $277,255,000     $115,021,000        ($86,000)      $392,190,000
   Depreciation and amortization               6,822,000        3,437,000         306,000         10,565,000
   Operating income                           46,840,000       34,026,000     (13,999,000)        66,867,000
   Capital expenditures                        8,189,000        1,607,000         168,000          9,964,000
   Total assets                              337,020,000      180,359,000      17,436,000        534,815,000

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

                                           For the year ended October 31,
                              --------------------------------------------------
                                  2008               2007               2006
                              ------------       ------------       ------------
United States                 $400,447,000       $365,588,000       $284,048,000
Other                          181,900,000        142,336,000        108,142,000
                              ------------       ------------       ------------
Total                         $582,347,000       $507,924,000       $392,190,000
                              ============       ============       ============

14. COMMITMENTS AND CONTINGENCIES

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

        Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

              For the year ending October 31,
              2009................................    $5,749,000
              2010................................     5,487,000
              2011................................     4,592,000
              2012................................     4,040,000
              2013................................     3,260,000
              Thereafter .........................     9,065,000
                                                     -----------
              Total minimum lease commitments ....   $32,193,000
                                                     ===========

         Total rent expense charged to operations for operating leases in fiscal 2008, 2007 and 2006 amounted to $6,074,000, $4,221,000 and $3,409,000, respectively.

Guarantees

        The Company has arranged for standby letters of credit aggregating $1.4 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility.

Product Warranty

        Changes in the Company's product warranty liability for fiscal 2008 and 2007 are as follows:

              Balance as of October 31, 2006            $534,000
              Acquired warranty liabilities               52,000
              Accruals for warranties                  1,451,000
              Warranty claims settled                   (856,000)
                                                      ----------
              Balance as of October 31, 2007           1,181,000
              Accruals for warranties                  1,201,000
              Warranty claims settled                 (1,711,000)
                                                      ----------
              Balance as of October 31, 2008            $671,000
                                                      ==========

Acquisitions

Put/Call Rights

         Pursuant to the purchase agreement related to the acquisition of an 80% interest in a subsidiary by the FSG in fiscal 2001, the Company acquired an additional 10% of the equity interests of the subsidiary in fiscal 2007. The Company has provided notice to the minority interest holder that it will purchase the remaining 10% interest effective October 31, 2008. Accordingly, the Company accrued $1.2 million as of October 31, 2008 related to the purchase of this equity interest, which was paid in December 2008.

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

         Pursuant to the purchase agreement related to the acquisition of a 85% interest in a subsidiary by the ETG in fiscal 2005, certain minority interest holders exercised their option during fiscal 2007 to cause the Company to purchase their aggregate 3% interest over a four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership interest in the subsidiary by 1.5% (or one-fourth of such minority interest holders' aggregate interest in fiscal 2007 and 2008, respectively) to 86.5% effective April 2008. Further, the remaining minority interest holders currently have the right to cause the Company to purchase their aggregate 12% interest over a four-year period.

         Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause the Company to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011. Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective April 2008. In December 2008, the Company and the minority interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April 2010) to December 2008. The estimated purchase price of this 14% interest is $9.3 million (see Note 16, Subsequent Event, of the Notes to Consolidated Financial Statements). Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning approximately after the fourth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

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

         The above referenced rights of the minority interest holders ("Put Rights") may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2009 through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate Redemption Amount that the Company would be required to pay is approximately $49 million (which excludes the aforementioned $1.2 million accrued as of October 31, 2008). The actual Redemption Amount will likely be different. Upon exercise of any Put Right, the Company's ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," minority interests have been recorded on the Company's consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, the FASB issued SFAS No. 160 in December 2007 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated balance sheet within equity. The Company is not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights.

Additional Contingent Purchase Consideration

         As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration currently estimated to total up to $2.7 million should the subsidiary meet certain product line-related earnings objectives during the fourth and fifth years following the acquisition.

         As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional purchase consideration up to $19.2 million based on the subsidiary's fiscal 2009 earnings relative to target.

         As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to $59.7 million U.S. dollars based on the October 31, 2008 exchange rate, should the subsidiary meet certain earnings objectives during the first five years following the acquisition.

         As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.4 million in aggregate should the subsidiary meet certain earnings objectives during the third, fourth and fifth years following the acquisition.

         The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met. Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company. Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid. The maximum amount of such contingent consideration that the Company could be required to pay aggregates approximately $82 million payable over the future periods beginning in fiscal 2010 through fiscal 2013. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that the Company would be required to pay is approximately $5 million. The actual contingent purchase consideration will likely be different.

Litigation

         The Company is involved in various legal actions arising in the normal course of business. Based upon the Company's and its legal counsel's evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid for interest was $2,443,000, $3,287,000 and $3,459,000 in fiscal 2008, 2007 and 2006, respectively. Cash paid for income taxes was $26,669,000, $16,572,000 and $15,823,000 in fiscal 2008, 2007 and 2006, respectively. Cash received from income tax refunds in fiscal 2008, 2007 and 2006 was $29,000, $243,000 and $51,000 respectively.

         Cash investing activities related to acquisitions, including contingent purchase price payments to previous owners of acquired businesses, is as follows:

                                                                       For the year ended October 31,
                                                                --------------------------------------------
                                                                    2008            2007            2006
                                                                ------------    ------------    ------------
Fair value of assets acquired:
    Liabilities assumed                                           $1,581,000      $7,460,000     $13,937,000
    Minority interests in consolidated subsidiaries                 (412,000)       (412,000)      6,301,000
    Less:
      Goodwill                                                     9,685,000      22,296,000      19,707,000
      Identifiable intangible assets                               3,991,000      15,902,000      19,640,000
      Accrued additional purchase consideration                   11,736,000       7,180,000       3,045,000
      Inventories, net                                             1,252,000       3,539,000      21,342,000
      Accounts receivable, net                                     2,045,000       2,569,000      12,213,000
      Property, plant and equipment                                1,394,000       2,142,000         690,000
      Other assets                                                   104,000       1,787,000       1,718,000
                                                                ------------    ------------    ------------
    Acquisitions and related costs, net of cash acquired        ($29,038,000)   ($48,367,000)   ($58,117,000)
                                                                ============    ============    ============

         In connection with certain acquisitions, the Company accrued additional purchase consideration aggregating $3.4 million, $11.7 million and $7.2 million in fiscal 2008, 2007 and 2006, respectively, which was allocated to goodwill (see Note 2, Acquisitions, and Note 4, Goodwill and Other Intangible Assets, of the Notes to Consolidated Financial Statements).

         There were no significant capital lease and/or other equipment financing activities during fiscal 2008, 2007 or 2006.

16. SUBSEQUENT EVENT

         Pursuant to the agreement to acquire a 51% interest in a subsidiary by the Flight Support Group in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause the Company to purchase their aggregate 28% interest over a four-year period ending in fiscal 2011. In December 2008, the Company and the minority interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April 2010) to December 2008. The estimated purchase price of this 14% interest is $9.3 million. The remaining 7% interest is anticipated to be purchased in April 2011.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and its Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

         Management of HEICO Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management, under the supervision of and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that the Company's internal control over financial reporting is effective as of October 31, 2008.

         Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of October 31, 2008 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Item 9B. OTHER INFORMATION

         Not applicable.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, as well as information concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission ("Commission") within 120 days after the close of fiscal 2008.

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

Item 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2008.

         Equity compensation plan information is set forth in Item 5 of Part II hereof under the caption "Equity Compensation Plan Information."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2008.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning the principal accountant's fees and services is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2008.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

        The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm .................... 41
Consolidated Balance Sheets as of October 31, 2008 and 2007 ................ 43
Consolidated Statements of Operations for the years ended
     October 31, 2008, 2007 and 2006 ....................................... 44
Consolidated Statements of Shareholders' Equity and Comprehensive Income
     for the years ended October 31, 2008, 2007 and 2006 ................... 45
Consolidated Statements of Cash Flows for the years ended
     October 31, 2008, 2007 and 2006 ....................................... 46
Notes to Consolidated Financial Statements ................................. 47

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

(a)(3)  Exhibits

Exhibit                 Description
-------                 -----------
  2.1         --        Amended and Restated Agreement of Merger and Plan of
                        Reorganization, dated as of March 22, 1993, by and among HEICO Corporation, HEICO Industries, Corp. and
                        New HEICO, Inc. is incorporated by reference to Exhibit
                        2.1 to the Registrant's Registration Statement on Form
                        S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993.*

  3.1         --        Articles of Incorporation of the Registrant are
                        incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4
                        (Registration No. 33-57624) Amendment No. 1 filed on
                        March 19, 1993.*

  3.2         --        Articles of Amendment of the Articles of Incorporation
                        of the Registrant, dated April 27, 1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated
                        April 29, 1993.*

  3.3         --        Articles of Amendment of the Articles of Incorporation
                        of the Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

Exhibit                 Description
-------                 -----------

  3.4         --        Articles of Amendment of the Articles of Incorporation
                        of the Registrant, dated March 19, 1998, are incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-3
                        (Registration No. 333-48439) filed on March 23, 1998.*

  3.5         --        Articles of Amendment of the Articles of Incorporation
                        of the Registrant, dated as of November 2, 2003, are incorporated by reference to Exhibit 3.5 to the Form 10-K for the year ended October 31, 2003.*

  3.6         --        Bylaws of the Registrant are incorporated by reference
                        to Exhibit 3.1 to the Form 8-K filed on December 19,
                        2007.*

  4.0         --        The description and terms of the Preferred Stock
                        Purchase Rights are set forth in a Rights Agreement between the Company and SunTrust Bank, N.A., as Rights
                        Agent, dated as of November 2, 2003, incorporated by reference to Exhibit 4.0 to the Form 8-K dated
                        November 2, 2003.*

 10.1#        --        HEICO Savings and Investment Plan, as amended and
                        restated effective as of January 1, 2007 is incorporated by reference to Exhibit 10.1 to the Form
                        10-Q for the quarterly period ended January 31, 2008.*

 10.2#        --        First Amendment, effective as of January 1, 2007, to the
                        HEICO Savings and Investment Plan.**

 10.3#        --        Second Amendment, effective as of January 1, 2009, to
                        the HEICO Savings and Investment Plan.**

 10.4#        --        Non-Qualified Stock Option Agreement for Directors,
                        Officers and Employees is incorporated by reference to
                        Exhibit 10.8 to the Form 10-K for the year ended
                        October 31, 1985.*

 10.5#        --        HEICO Corporation 1993 Stock Option Plan, as amended, is
                        incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8
                        (Registration No. 333-81789) filed on June 29, 1999.*

 10.6#        --        HEICO Corporation 2002 Stock Option Plan, effective
                        March 19, 2002, is incorporated by reference to Exhibit
                        10.10 to the Form 10-K for the year ended October 31, 2002.*

 10.7#        --        HEICO Corporation Amended and Restated 2002 Stock Option
                        Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008.*

 10.8#        --        HEICO Corporation Directors' Retirement Plan, as
                        amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

 10.9#        --        Key Employee Termination Agreement, dated as of April 5,
                        1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form
                        10-K for the year ended October 31, 1992.*

 10.10#       --        HEICO Corporation Leadership Compensation Plan,
                        effective October 1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 31,
                        2006.*

Exhibit                 Description
-------                 -----------

 10.11#       --        HEICO Corporation Leadership Compensation Plan,
                        effective October 1, 2006, as Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2008.*

 10.12#       --        HEICO Corporation 2007 Incentive Compensation Plan,
                        effective as of November 1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2007.*

 10.13        --        Shareholders Agreement, dated October 30, 1997, by and
                        between HEICO Aerospace Holdings Corp., HEICO Aerospace
                        Corporation and all of the shareholders of HEICO
                        Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form
                        10-K/A for the year ended October 31, 1997.*

 10.14        --        Amended and Restated Revolving Credit Agreement, dated
                        as of August 4, 2005, among HEICO Corporation, as
                        Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent; Wachovia
                        Bank, National Association as Syndication Agent; and
                        HSBC Bank USA, as Documentation Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 8, 2005.*

 10.15        --        First Amendment, effective as of July 14, 2006, to the
                        Amended and Restated Revolving Credit Agreement among
                        HEICO Corporation, as a Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent; Wachovia Bank, National
                        Association as Syndication Agent; and HSBC Bank USA, as Documentation Agent, is incorporated by reference to
                        Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 31, 2006.*

 10.16        --        Second Amended and Restated Revolving Credit Agreement,
                        dated as of May 27, 2008, among HEICO Corporation, as Borrower, the lenders from time to time party hereto, Regions Bank and Wells Fargo Bank, National
                        Association, as Co-Documentation Agents, JPMorgan
                        Chase Bank, N.A., as Syndication Agent, and SunTrust
                        Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May
                        30, 2008.*

 21           --        Subsidiaries of HEICO Corporation.**

 23           --        Consent of Independent Registered Public Accounting
                        Firm.**

 31.1         --        Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer.**

 31.2         --        Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Financial Officer.**

 32.1         --        Section 1350 Certification of Chief Executive
                        Officer.***

 32.2         --        Section 1350 Certification of Chief Financial
                        Officer.***

----------

# Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*        Previously filed.
**       Filed herewith.
***      Furnished herewith.

                       HEICO CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                               For the year ended October 31,
                                                                          -------------------------------------------
                                                                             2008            2007             2006
                                                                          ----------      ----------       ----------
Allowance for doubtful accounts:
   Allowance as of beginning of year                                      $1,712,000      $2,893,000       $2,148,000
   Additions (deductions) charged (credited) to costs and expenses           872,000         (75,000)         653,000
   Additions charged to other accounts(a)                                     29,000           4,000          287,000
   Deductions(b)                                                             (26,000)     (1,110,000)        (195,000)
                                                                          ----------      ----------       ----------
   Allowance as of end of year                                            $2,587,000      $1,712,000       $2,893,000
                                                                          ==========      ==========       ==========

(a) Principally additions from acquisitions.
(b) Principally write-offs of uncollectible accounts receivables, net of recoveries.

                                                                                For the year ended October 31,
                                                                         --------------------------------------------
                                                                            2008            2007             2006
                                                                         -----------     -----------      -----------
Inventory valuation reserves:
   Reserves as of beginning of year                                      $27,141,000     $24,554,000      $16,488,000
   Additions charged to costs and expenses                                 1,808,000       2,035,000        3,521,000
   Additions charged to other accounts(a)                                    731,000       1,516,000        4,779,000
   Deductions(b)                                                          (2,494,000)       (964,000)        (234,000)
                                                                         -----------     -----------      -----------
   Reserves as of end of year                                            $27,186,000     $27,141,000      $24,554,000
                                                                         ===========     ===========      ===========

(a) Principally additions from acquisitions.
(b) Principally write-offs of slow moving, obsolete or damaged inventory.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HEICO CORPORATION

Date: December 24, 2008                        By:   /s/ THOMAS S. IRWIN
                                                  ------------------------------
                                                     Thomas S. Irwin
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ LAURANS A. MENDELSON                       Chairman, President,
  --------------------------------------------   Director (Principal
  Laurans A. Mendelson                           Executive Officer)

  /s/ SAMUEL L. HIGGINBOTTOM                     Director
  --------------------------------------------
  Samuel L. Higginbottom

  /s/ MARK H. HILDEBRANDT                        Director
  --------------------------------------------
  Mark H. Hildebrandt

  /s/ WOLFGANG MAYRHUBER                         Director
  --------------------------------------------
  Wolfgang Mayrhuber

  /s/ ERIC A. MENDELSON                          Director
  --------------------------------------------
  Eric A. Mendelson

  /s/ VICTOR H. MENDELSON                        Director
  --------------------------------------------
  Victor H. Mendelson

  /s/ ALBERT MORRISON, JR                        Director
  --------------------------------------------
  Albert Morrison, Jr.

  /s/ ALAN SCHRIESHEIM                           Director
  --------------------------------------------
  Alan Schriesheim

  /s/ FRANK J. SCHWITTER                         Director
  --------------------------------------------
  Frank J. Schwitter

                                  EXHIBIT INDEX

Exhibit                 Description
-------                 -----------

 10.2         --        First Amendment, effective as of January 1, 2007, to the
                        HEICO Savings and Investment Plan.

 10.3         --        Second Amendment, effective as of January 1, 2009, to
                        the HEICO Savings and Investment Plan.

 21           --        Subsidiaries of HEICO Corporation.

 23           --        Consent of Independent Registered Public Accounting
                        Firm.

 31.1         --        Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer.

 31.2         --        Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Financial Officer.

 32.1         --        Section 1350 Certification of Chief Executive Officer.

 32.2         --        Section 1350 Certification of Chief Financial Officer.