Form 10-Q
period 2009-01-31
HEICO CORP
filed 2009-03-04
CIK 46619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended January 31, 2009 or

|_|    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |X|                      Accelerated filer         |_|
Non-accelerated filer    |_|                      Smaller reporting company |_|
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 2009:

      Common Stock, $.01 par value                 10,572,641 shares
      Class A Common Stock, $.01 par value         15,859,259 shares

                                HEICO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                                Page

Part I.  Financial Information:

     Item 1.   Condensed Consolidated Balance Sheets (unaudited)
                  as of January 31, 2009 and October 31, 2008.....................................2

               Condensed Consolidated Statements of Operations (unaudited)
                  for the three months ended January 31, 2009 and 2008............................3

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the three months ended January 31, 2009 and 2008............................4

               Notes to Condensed Consolidated Financial Statements (unaudited)...................5

     Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................17

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................28

     Item 4.   Controls and Procedures...........................................................28

Part II.  Other Information:

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......................29

     Item 6.   Exhibits..........................................................................29

Signature........................................................................................30

                      PART I. Item 1. FINANCIAL INFORMATION
                       HEICO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED


                                                                    January 31, 2009    October 31, 2008
                                                                    ----------------    ----------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                        $      4,383,000    $     12,562,000
   Accounts receivable, net                                               74,591,000          88,403,000
   Inventories, net                                                      140,428,000         132,910,000
   Prepaid expenses and other current assets                               7,778,000           3,678,000
   Deferred income taxes                                                  13,868,000          13,957,000
                                                                    ----------------    ----------------
      Total current assets                                               241,048,000         251,510,000

Property, plant and equipment, net                                        59,970,000          59,966,000
Goodwill                                                                 329,677,000         323,393,000
Intangible assets, net                                                    23,844,000          24,983,000
Other assets                                                              17,839,000          16,690,000
                                                                    ----------------    ----------------
      Total assets                                                  $    672,378,000    $    676,542,000
                                                                    ================    ================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                             $        218,000    $        220,000
   Trade accounts payable                                                 26,619,000          29,657,000
   Accrued expenses and other current liabilities                         30,687,000          49,586,000
   Income taxes payable                                                    2,440,000           1,765,000
                                                                    ----------------    ----------------
      Total current liabilities                                           59,964,000          81,228,000

Long-term debt, net of current maturities                                 40,328,000          37,381,000
Deferred income taxes                                                     39,093,000          39,192,000
Other non-current liabilities                                             20,019,000          17,003,000
                                                                    ----------------    ----------------
      Total liabilities                                                  159,404,000         174,804,000
                                                                    ----------------    ----------------
Minority interests in consolidated subsidiaries (Note 12)                 83,657,000          83,978,000
                                                                    ----------------    ----------------

Commitments and contingencies (Note 12)
Shareholders' equity:
   Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
     Participating Preferred Stock and 300,000 shares designated
     as Series C Junior Participating Preferred Stock; none issued                --                  --
   Common Stock, $.01 par value per share; 30,000,000 shares
     authorized; 10,572,641 and 10,572,641 shares issued and
     outstanding, respectively                                               106,000             106,000
   Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,850,487 and 15,829,790 shares issued
     and outstanding, respectively                                           159,000             158,000
   Capital in excess of par value                                        231,907,000         229,443,000
   Accumulated other comprehensive loss                                   (5,459,000)         (4,819,000)
   Retained earnings                                                     202,604,000         192,872,000
                                                                    ----------------    ----------------
      Total shareholders' equity                                         429,317,000         417,760,000
                                                                    ----------------    ----------------
      Total liabilities and shareholders' equity                    $    672,378,000    $    676,542,000
                                                                    ================    ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                           Three months ended January 31,
                                                        ------------------------------------
                                                              2009                2008
                                                        ----------------    ----------------

Net sales                                               $    130,437,000    $    134,287,000
                                                        ----------------    ----------------

Operating costs and expenses:
   Cost of sales                                              86,533,000          87,458,000
   Selling, general and administrative expenses               22,451,000          23,599,000
                                                        ----------------    ----------------

Total operating costs and expenses                           108,984,000         111,057,000
                                                        ----------------    ----------------

Operating income                                              21,453,000          23,230,000

Interest expense                                                (195,000)           (862,000)
Other expense                                                    (47,000)           (116,000)
                                                        ----------------    ----------------

Income before income taxes and minority interests             21,211,000          22,252,000

Income tax expense                                             5,860,000           7,580,000
                                                        ----------------    ----------------

Income before minority interests                              15,351,000          14,672,000

Minority interests' share of income                            4,034,000           4,586,000
                                                        ----------------    ----------------

Net income                                              $     11,317,000    $     10,086,000
                                                        ================    ================

Net income per share:
   Basic                                                $            .43    $            .39
   Diluted                                              $            .42    $            .37

Weighted average number of common shares outstanding:
   Basic                                                      26,410,681          26,184,631
   Diluted                                                    27,241,961          27,209,157

Cash dividends per share                                $           0.06    $           0.05


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HEICO CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                               Three months ended January 31,
                                                                            ------------------------------------
                                                                                  2009                2008
                                                                            ----------------    ----------------

Operating Activities:
   Net income                                                               $     11,317,000    $     10,086,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                              3,471,000           3,539,000
        Deferred income tax provision                                                 87,000             856,000
        Minority interests' share of income                                        4,034,000           4,586,000
        Tax benefit from stock option exercises                                    2,139,000           6,285,000
        Excess tax benefit from stock option exercises                            (1,796,000)         (4,350,000)
        Stock option compensation expense                                              4,000              85,000
        Changes in operating assets and liabilities, net of acquisitions:
          Decrease in accounts receivable                                         13,619,000           9,436,000
          Increase in inventories                                                 (7,830,000)           (777,000)
          Increase in prepaid expenses and other current assets                   (1,600,000)         (1,211,000)
          Decrease in trade accounts payable                                      (2,935,000)         (5,288,000)
          Decrease in accrued expenses and other current liabilities             (15,129,000)         (8,920,000)
          Decrease in income taxes payable                                          (353,000)         (4,581,000)
        Other                                                                        178,000              98,000
                                                                            ----------------    ----------------
   Net cash provided by operating activities                                       5,206,000           9,844,000
                                                                            ----------------    ----------------

Investing Activities:
   Acquisitions and related costs, net of cash acquired                          (12,784,000)        (12,190,000)
   Capital expenditures                                                           (2,616,000)         (2,812,000)
   Other                                                                              14,000              78,000
                                                                            ----------------    ----------------
   Net cash used in investing activities                                         (15,386,000)        (14,924,000)
                                                                            ----------------    ----------------

Financing Activities:
   Borrowings on revolving credit facility                                        16,000,000          22,000,000
   Payments on revolving credit facility                                         (13,000,000)        (11,000,000)
   Excess tax benefit from stock option exercises                                  1,796,000           4,350,000
   Proceeds from stock option exercises                                              322,000             824,000
   Cash dividends paid                                                            (1,585,000)         (1,312,000)
   Distributions to minority interest owners                                      (1,390,000)         (2,000,000)
   Other                                                                             (45,000)            (20,000)
                                                                            ----------------    ----------------
   Net cash provided by financing activities                                       2,098,000          12,842,000
                                                                            ----------------    ----------------

Effect of exchange rate changes on cash                                              (97,000)           (114,000)
                                                                            ----------------    ----------------

Net (decrease) increase in cash and cash equivalents                              (8,179,000)          7,648,000
Cash and cash equivalents at beginning of year                                    12,562,000           4,947,000
                                                                            ----------------    ----------------
Cash and cash equivalents at end of period                                  $      4,383,000    $     12,595,000
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

                       HEICO CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, "HEICO," "we," "us," "our" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2008. The October 31, 2008 Condensed Consolidated Balance Sheet has been derived from the Company's audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.

New Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted all required portions of SFAS No. 157 effective November 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company's results of operations, financial position or cash flows. See Note 7, Fair Value Measurements, which provides information about the extent to which fair value is used to measure assets and liabilities and the methods and assumptions used to measure fair value. The portions of SFAS No. 157 that were delayed by FSP FAS 157-2 will be adopted by the Company at the beginning of fiscal 2010 and the Company is currently in the process of evaluating the effect such adoption will have on its results of operations, financial position and cash flows.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The Company adopted

SFAS No. 159 effective November 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Accordingly, the adoption of SFAS No. 159 did not impact the Company's results of operations, financial position or cash flows.

      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material effect on the Company's results of operations, financial position or cash flows.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is a revision of SFAS No.141 and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (formerly the "purchase accounting" method) be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No.141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

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


2.   ACQUISITIONS

      In December 2008, the Company, through its HEICO Aerospace Holdings Corp. subsidiary ("HEICO Aerospace"), made payment for the remaining 10% equity interest in one of its subsidiaries, which increased the Company's ownership interest to 100% effective October 31, 2008. The purchase price was accrued as of October 31, 2008 and was paid using cash provided by operating activities.

      In December 2008, the Company, through HEICO Aerospace, acquired an additional 14% equity interest in one of its subsidiaries, which increased the Company's ownership interest to 72%.

      During the first quarter of fiscal 2009, the Company, through its HEICO Electronic Technologies Corp. subsidiary, paid $2.2 million of additional purchase consideration pursuant to the terms of the purchase agreement associated with a previous year acquisition. The amount paid, which was fully accrued as of October 31, 2008, was based on a multiple of the subsidiary's earnings relative to target. Since this amount was not contingent upon the former shareholders of the acquired entity remaining employed by the Company or providing future services to the Company, the payment was recorded as an additional cost of the acquired entity. (See Note 12, Commitments and Contingencies, for additional information on contingent purchase consideration associated with certain of the Company's acquisitions.)

      The fiscal 2009 acquisitions described above were accounted for using the purchase method of accounting. The purchase price of each acquisition was paid in cash using proceeds from the Company's revolving credit facility unless otherwise noted and was not significant to the Company's condensed consolidated financial statements. The allocation of the purchase price of a certain fiscal 2008 acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.

      The operating results of each of the Company's fiscal 2009 acquisitions as noted above were included in the Company's results of operations from their effective acquisition date. Assuming these acquisitions had taken place as of the beginning of fiscal 2008, the pro forma net sales for the three months ended January 31, 2008 and 2009 would not have been different than the reported amounts, and the pro forma net income and net income per share (basic and diluted) for the three months ended January 31, 2008 and 2009 would not have been materially different than the reported amounts.

3.   SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

                                                                 January 31, 2009    October 31, 2008
                                                                 ----------------    ----------------
   Accounts receivable                                           $     77,301,000    $     90,990,000
   Less:  Allowance for doubtful accounts                              (2,710,000)         (2,587,000)
                                                                 ----------------    ----------------
      Accounts receivable, net                                   $     74,591,000    $     88,403,000
                                                                 ================    ================

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

                                                                 January 31, 2009    October 31, 2008
                                                                 ----------------    ----------------
   Costs incurred on uncompleted contracts                       $     20,678,000    $     21,505,000
   Estimated earnings                                                  11,873,000          12,545,000
                                                                 ----------------    ----------------
                                                                       32,551,000          34,050,000
   Less:  Billings to date                                            (27,287,000)        (28,337,000)
                                                                 ----------------    ----------------
                                                                 $      5,264,000    $      5,713,000
                                                                 ================    ================
   Included in accompanying Condensed Consolidated
      Balance Sheets under the following captions:
        Accounts receivable, net (costs and estimated
          earnings in excess of billings)                        $      5,344,000    $      6,115,000
        Accrued expenses and other current liabilities
          (billings in excess of costs and estimated earnings)            (80,000)           (402,000)
                                                                 ----------------    ----------------
                                                                 $      5,264,000    $      5,713,000
                                                                 ================    ================

      Changes in estimates did not have a material effect on net income in the three months ended January 31, 2009 and 2008.

Inventories

                                                                 January 31, 2009    October 31, 2008
                                                                 ----------------    ----------------
   Finished products                                             $     78,796,000    $     74,281,000
   Work in process                                                     18,322,000          17,897,000
   Materials, parts, assemblies and supplies                           43,310,000          40,732,000
                                                                 ----------------    ----------------
      Inventories, net                                           $    140,428,000    $    132,910,000
                                                                 ================    ================

      Inventories related to long-term contracts were not significant as of January 31, 2009 and October 31, 2008.

Property, Plant and Equipment

                                                                 January 31, 2009    October 31, 2008
                                                                 ----------------    ----------------
   Land                                                          $      3,656,000    $      3,656,000
   Buildings and improvements                                          36,603,000          36,229,000
   Machinery, equipment and tooling                                    74,081,000          73,038,000
   Construction in progress                                             6,379,000           5,446,000
                                                                 ----------------    ----------------
                                                                      120,719,000         118,369,000
   Less: Accumulated depreciation and amortization                    (60,749,000)        (58,403,000)
                                                                 ----------------    ----------------
      Property, plant and equipment, net                         $     59,970,000    $     59,966,000
                                                                 ================    ================

Accrued Customer Rebates and Credits

      The aggregate amount of accrued customer rebates and credits included within the caption accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $12,930,000 and $11,758,000 as of January 31, 2009 and October 31, 2008, respectively. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2009 and 2008 were $2,172,000 and $2,438,000, respectively.


4.   GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company has two operating segments: the Flight Support Group ("FSG") and the Electronic Technologies Group ("ETG"). Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2009 are as follows:

                                                     Segment
                                           ----------------------------    Consolidated
                                               FSG             ETG            Totals
                                           ------------    ------------    ------------
Balances as of October 31, 2008            $181,126,000    $142,267,000    $323,393,000
Goodwill acquired                             6,467,000              --       6,467,000
Foreign currency translation adjustments       (158,000)       (148,000)       (306,000)
Adjustments to goodwill                         123,000              --         123,000
                                           ------------    ------------    ------------
Balances as of January 31, 2009            $187,558,000    $142,119,000    $329,677,000
                                           ============    ============    ============

      The goodwill acquired is a result of certain current year acquisitions described in Note 2, Acquisitions. The foreign currency translation adjustments principally reflect an unrealized translation loss on the goodwill recognized in connection with foreign subsidiaries. Foreign currency translation adjustments are included in other comprehensive income in the Company's Condensed Consolidated Balance Sheets (see Note 8, Shareholders' Equity and Comprehensive Income). Adjustments to goodwill were not material in the three months ended January 31, 2009.

      Identifiable intangible assets consist of:

                                   As of January 31, 2009                          As of October 31, 2008
                         --------------------------------------------   --------------------------------------------
                            Gross                            Net            Gross                           Net
                           Carrying      Accumulated       Carrying        Carrying     Accumulated       Carrying
                            Amount       Amortization       Amount          Amount      Amortization       Amount
                         ------------    ------------    ------------   ------------    ------------    ------------
Amortizing Assets:
Customer relationships   $ 16,651,000    ($ 7,103,000)   $  9,548,000   $ 16,845,000    ($ 6,451,000)   $ 10,394,000
Intellectual property       3,411,000      (1,977,000)      1,434,000      3,427,000      (1,833,000)      1,594,000
Licenses                    1,000,000        (492,000)        508,000      1,000,000        (474,000)        526,000
Non-compete agreements      1,076,000        (735,000)        341,000      1,086,000        (660,000)        426,000
Patents                       577,000        (203,000)        374,000        575,000        (189,000)        386,000
                         ------------    ------------    ------------   ------------    ------------    ------------
                           22,715,000     (10,510,000)     12,205,000     22,933,000      (9,607,000)     13,326,000
Non-Amortizing Assets:
Trade names                11,639,000              --      11,639,000     11,657,000              --      11,657,000
                         ------------    ------------    ------------   ------------    ------------    ------------
                         $ 34,354,000    ($10,510,000)   $ 23,844,000   $ 34,590,000    ($ 9,607,000)   $ 24,983,000
                         ============    ============    ============   ============    ============    ============

      Amortization expense of other intangible assets for the three months ended January 31, 2009 and 2008 was $941,000 and $1,257,000, respectively.
Amortization expense of other intangible assets for the fiscal year ending October 31, 2009 is estimated to be $3,648,000. Amortization expense for each of the next five fiscal years is estimated to be $2,912,000 in fiscal 2010, $2,217,000 in fiscal 2011, $1,561,000 in fiscal 2012, $1,046,000 in fiscal 2013 and $679,000 in fiscal 2014.


5.   SHORT-TERM AND LONG-TERM DEBT

      As of January 31, 2009, no borrowings were outstanding under the $2.5 million short-term line of credit that one of the Company's subsidiaries has with a bank.

      Long-term debt consists of:

                                                    January 31, 2009    October 31, 2008
                                                    ----------------    ----------------
Borrowings under revolving credit facility          $     40,000,000    $     37,000,000
Notes payable, capital leases and equipment loans            546,000             601,000
                                                    ----------------    ----------------
                                                          40,546,000          37,601,000
Less: Current maturities of long-term debt                  (218,000)           (220,000)
                                                    ----------------    ----------------
                                                    $     40,328,000    $     37,381,000
                                                    ================    ================

      As of January 31, 2009 and October 31, 2008, the weighted average interest rate on borrowings under the Company's revolving credit facility was .9% and 3.6%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2009, the Company was in compliance with all such covenants.


6.   INCOME TAXES

      As of January 31, 2009 and October 31, 2008, the Company's liability for gross unrecognized tax benefits related to uncertain tax positions was $4,298,000 and $5,742,000, respectively, of which $1,963,000 and $3,438,000, respectively, would decrease the Company's income tax expense and effective income tax rate if the tax benefits were recognized. The remaining liability was for tax positions for which the uncertainty was only related to the timing of such tax benefit. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the three months ended January 31, 2009 follows:

        Balance as of October 31, 2008                    $  5,742,000
        Increases related to prior year tax positions          109,000
        Decreases related to prior year tax positions       (1,466,000)
        Increases related to current year tax positions        243,000
        Settlements                                           (211,000)
        Lapse of statutes of limitations                      (119,000)
                                                          ------------
        Balance as of January 31, 2009                    $  4,298,000
                                                          ============

      The $1,444,000 decrease in the liability was primarily due to a favorable settlement reached with the Internal Revenue Service ("IRS") during the first quarter of fiscal 2009 concerning the income tax credit claimed by the Company in its U.S. federal filings for qualified research and development activities incurred during fiscal years 2002 through 2005 as well as an aggregate reduction to the related uncertain tax positions for fiscal years 2006 through 2008 based on information obtained during the IRS' examination. As a result of the IRS settlement and reserve adjustment for fiscal years 2006 through 2008, the Company recognized an additional tax benefit during the first quarter of fiscal 2009, which increased net income by approximately $1,083,000. Further, the Company believes that it is reasonably possible that within the next twelve months the California Franchise Tax Board examination of the income tax credit claimed for qualified research and development activities on the Company's state of California filings for fiscal years 2001 through 2005 will be settled. Accordingly, the Company reclassified the related liability for unrecognized tax benefits from other non-current liabilities to accrued expenses and other current liabilities in the Company's Condensed Consolidated Balance Sheets. In addition, the Company reclassified the $2,605,000 aggregate receivable for the U.S. federal filings and state of California filings income tax refunds, which reflects the IRS settlement and interest income, from long-term income tax assets within other assets to current income tax assets within prepaid expenses and other current assets in the Company's Condensed Consolidated Balance Sheets.

      Except for the impact of the IRS settlement, there were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the three months ended January 31, 2009. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.


7.   FAIR VALUE MEASUREMENTS

      The Company adopted SFAS No. 157 effective November 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS No.157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability's level is based on the lowest level of input that is significant to the fair value measurement. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 -- Quoted prices in active markets for identical assets or liabilities; Level 2 -- Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability either directly or indirectly;
           or
Level 3 -- Unobservable inputs for the asset or liability where there is little or no market data, requiring management to develop its own assumptions.

      The following table sets forth by level within the fair value hierarchy, the Company's financial assets and liabilities and nonfinancial assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2009:

                                    Level 1         Level 2         Level 3          Total
                                 -------------   -------------   -------------   -------------
Assets:
   Deferred compensation plans   $   2,702,000   $  12,222,000   $          --   $  14,924,000

Liabilities                                 --              --              --              --


      The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan principally represent cash surrender values of life insurance policies, which derive their fair value from investments in mutual funds that are managed by an insurance company and classified within Level 2. The assets of the Company's other deferred compensation plan are invested in publicly-traded mutual funds and a life insurance policy and the fair values of this plan's assets are classified within Level 1 and Level 2, respectively. The assets of both plans are held within irrevocable trusts and classified within other assets (long-term) in the Company's Condensed Consolidated Balance Sheets. The related liabilities of the two deferred compensation plans are included within other non-current liabilities in the Company's Condensed Consolidated Balance Sheets and have an aggregate value of $14,980,000 as of January 31, 2009.


8.   SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

      Changes in consolidated shareholders' equity and comprehensive income for the three months ended January 31, 2009 are as follows:

                                                                                  Accumulated
                                                      Class A     Capital in         Other
                                            Common     Common      Excess of     Comprehensive       Retained       Comprehensive
                                            Stock      Stock       Par Value          Loss           Earnings          Income
                                           --------   --------   -------------   --------------    -------------    -------------

Balances as of October 31, 2008            $106,000   $158,000   $ 229,443,000   ($   4,819,000)   $ 192,872,000
Net income                                       --         --              --               --       11,317,000    $  11,317,000
Foreign currency translation adjustments         --         --              --         (775,000)              --         (775,000)
                                                                                                                    -------------
Comprehensive income                             --         --              --               --               --    $  10,542,000
                                                                                                                    =============
Cash dividends ($.06 per share)                  --         --              --               --       (1,585,000)
Tax benefit from stock option exercises          --         --       2,139,000               --               --
Proceeds from stock option exercises             --      1,000         321,000               --               --
Stock option compensation expense                --         --           4,000               --               --
Other                                            --         --              --          135,000               --
                                           --------   --------   -------------   --------------    -------------
Balances as of January 31, 2009            $106,000   $159,000   $ 231,907,000   ($   5,459,000)   $ 202,604,000
                                           ========   ========   =============   ==============    =============


9.   RESEARCH AND DEVELOPMENT EXPENSES

      Cost of sales for the three months ended January 31, 2009 and 2008 includes approximately $4.8 million and $4.2 million, respectively, of new product research and development expenses.

10.  NET INCOME PER SHARE

      The computation of basic and diluted net income per share is as follows:

                                                          Three months ended January 31,
                                                        -----------------------------------
                                                              2009               2008
                                                        ----------------   ----------------
Numerator:
   Net income                                           $     11,317,000   $     10,086,000
                                                        ================   ================

Denominator:
   Weighted average common shares outstanding-basic           26,410,681         26,184,631
   Effect of dilutive stock options                              831,280          1,024,526
                                                        ----------------   ----------------
   Weighted average common shares outstanding-diluted         27,241,961         27,209,157
                                                        ================   ================

Net income per share-basic                              $           0.43   $           0.39
Net income per share-diluted                            $           0.42   $           0.37

Anti-dilutive stock options excluded                                  --                 --


11.  OPERATING SEGMENTS

      Information on the Company's two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2009 and 2008, respectively, is as follows:

                                                                                     Other,
                                                          Segment                  Primarily
                                               -------------------------------   Corporate and      Consolidated
                                                    FSG              ETG          Intersegment         Totals
                                               --------------   --------------   --------------    --------------
For the three months ended January 31, 2009:
   Net sales                                   $   99,562,000   $   30,959,000   ($      84,000)   $  130,437,000
   Depreciation and amortization                    2,411,000          951,000          109,000         3,471,000
   Operating income                                15,641,000        8,542,000       (2,730,000)       21,453,000
   Capital expenditures                             2,291,000          314,000           11,000         2,616,000

For the three months ended January 31, 2008:
   Net sales                                   $  102,349,000   $   31,938,000   $           --    $  134,287,000
   Depreciation and amortization                    2,107,000        1,350,000           82,000         3,539,000
   Operating income                                18,946,000        7,177,000       (2,893,000)       23,230,000
   Capital expenditures                             2,168,000          441,000          203,000         2,812,000

      Total assets by operating segment as of January 31, 2009 and October 31, 2008 are as follows:

                                                  Segment                  Other,
                                      -------------------------------     Primarily       Consolidated
                                           FSG              ETG           Corporate          Totals
                                      --------------   --------------   --------------   --------------
Total assets as of January 31, 2009   $  423,507,000   $  213,471,000   $   35,400,000   $  672,378,000
Total assets as of October 31, 2008      418,079,000      220,888,000       37,575,000      676,542,000


12.  COMMITMENTS AND CONTINGENCIES

Guarantees

      The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers' compensation claims, which are supported by the Company's revolving credit facility.

Product Warranty

      Changes in the Company's product warranty liability for the three months ended January 31, 2009 and 2008, respectively, are as follows:

                                              Three months ended January 31,
                                          ------------------------------------
                                                2009                2008
                                          ----------------    ----------------
Balances as of beginning of fiscal year   $        671,000    $      1,181,000
Accruals for warranties                            222,000             172,000
Warranty claims settled                           (248,000)           (223,000)
                                          ----------------    ----------------
Balances as of January 31                 $        645,000    $      1,130,000
                                          ================    ================

Acquisitions

Put/Call Rights

      As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the minority interest holders currently have the right to cause the Company to purchase their interests over a five-year period and the Company has the right to purchase the minority interests over a five-year period beginning in fiscal 2015, or sooner under certain conditions.

      Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, certain minority interest holders exercised their option during fiscal 2007 to cause the Company to purchase their aggregate 3% interest over a four-year period ending in fiscal 2010. Accordingly, the Company increased its ownership interest in the subsidiary by 1.5% (or one-fourth of such minority interest holders' aggregate interest in fiscal 2007 and 2008, respectively) to 86.5% effective April 2008. Further, the remaining minority interest holders currently have the right to cause the Company to purchase their aggregate 12% interest over a four-year period.

      Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause the Company to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011. Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective April 2008. The Company and the minority interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April
2010), which increased the Company's ownership interest to 72% effective December 2008. The remaining 7% interest is anticipated to be purchased in April 2011. Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning in fiscal 2012, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

      As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the minority interests over a four-year period beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

      As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2008, the Company has the right to purchase the minority interests over a five-year period beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

      The above referenced rights of the minority interest holders ("Put Rights") may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2009 through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate Redemption Amount that the Company would be required to pay is approximately $40 million. The actual Redemption Amount will likely be different. Upon exercise of any Put Right, the Company's ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," minority interests have been recorded in the Company's consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in Note 1, Summary of Significant Accounting Policies, the FASB issued SFAS No. 160 in December 2007 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated balance sheet within equity. The Company is not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights.

Additional Contingent Purchase Consideration

      As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration currently estimated to total up to $2.1 million should the subsidiary meet certain product line-related earnings objectives during calendar years 2008 and 2009.

      As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional purchase consideration up to $19.2 million should the subsidiary meet certain earnings objectives in fiscal 2009.

      As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to $59 million U.S. dollars based on the January 31, 2009 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

      As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.4 million in aggregate should the subsidiary meet certain earnings objectives during fiscal 2010, 2011 and 2012.

      The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met. Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company. Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid. The maximum amount of such contingent consideration that the Company could be required to pay aggregates approximately $81 million payable over the future periods beginning in fiscal 2010 through fiscal 2013. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that the Company would be required to pay is approximately $4 million. The actual contingent purchase consideration will likely be different.

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

      Our critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain, are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended October 31, 2008.

      Our business is comprised of two operating segments: the Flight Support Group ("FSG"), consisting of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and its subsidiaries, and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. ("HEICO Electronic") and its subsidiaries.

Results of Operations

      The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations.

                                                   Three months ended January 31,
                                               -------------------------------------
                                                     2009                 2008
                                               ----------------     ----------------
Net sales                                      $    130,437,000     $    134,287,000
                                               ----------------     ----------------
Cost of sales                                        86,533,000           87,458,000
Selling, general and administrative expenses         22,451,000           23,599,000
                                               ----------------     ----------------
Total operating costs and expenses                  108,984,000          111,057,000
                                               ----------------     ----------------
Operating income                               $     21,453,000     $     23,230,000
                                               ================     ================

Net sales by segment:
   Flight Support Group                        $     99,562,000     $    102,349,000
   Electronic Technologies Group                     30,959,000           31,938,000
   Intersegment sales                                   (84,000)                  --
                                               ----------------     ----------------
                                               $    130,437,000     $    134,287,000
                                               ================     ================

Operating income by segment:
   Flight Support Group                        $     15,641,000     $     18,946,000
   Electronic Technologies Group                      8,542,000            7,177,000
   Other, primarily corporate                        (2,730,000)          (2,893,000)
                                               ----------------     ----------------
                                               $     21,453,000     $     23,230,000
                                               ================     ================

Net sales                                                 100.0%               100.0%
Gross profit                                               33.7%                34.9%
Selling, general and administrative expenses               17.2%                17.6%
Operating income                                           16.4%                17.3%
Interest expense                                            0.1%                 0.6%
Other expense                                                --                  0.1%
Income tax expense                                          4.5%                 5.6%
Minority interests' share of income                         3.1%                 3.4%
Net income                                                  8.7%                 7.5%

Comparison of First Quarter of Fiscal 2009 to First Quarter of Fiscal 2008

Net Sales

      Net sales for the first quarter of fiscal 2009 decreased by 2.9% to $130.4 million, as compared to net sales of $134.3 million for the first quarter of fiscal 2008. The decrease in net sales reflects a decrease of $2.8 million (a 2.7% decrease) to $99.6 million in net sales within the FSG and a decrease of $1.0 million (a 3.1% decrease) to $31.0 million in net sales within the ETG. The net sales decline in both the FSG and the ETG reflects the effects of the deepening global recession, which has resulted in a reduction in customer demand. Within the FSG, we have seen demand fall as the airline industry cuts global capacity and reduces spending to conserve cash. Within the ETG, we are generally seeing strength in our defense related businesses, including space and homeland security products, but weakness in customer demand for some of our electronic products, including demand from medical equipment end-markets.

Gross Profit and Operating Expenses

      The consolidated gross profit margin decreased to 33.7% for the first quarter of fiscal 2009 as compared to 34.9% for the first quarter of fiscal 2008, principally reflecting lower margins within the FSG primarily due to the impact of a less favorable product and services mix, lower sales volume and higher research and development spending. Consolidated cost of sales for the first quarter of fiscal 2009 and 2008 includes approximately $4.8 million and $4.2 million, respectively, of new product research and development expenses.

      Selling, general and administrative ("SG&A") expenses were $22.5 million and $23.6 million for the first quarter of fiscal 2009 and fiscal 2008, respectively. The decrease in SG&A expenses was mainly due to lower operating costs, principally personnel related, associated with the decline in net sales discussed above. As a percentage of net sales, SG&A expenses decreased to 17.2% for the first quarter of fiscal 2009 compared to 17.6% for the first quarter of fiscal 2008.

Operating Income

      Operating income for the first quarter of fiscal 2009 decreased by 7.6% to $21.5 million, compared to operating income of $23.2 million for the first quarter of fiscal 2008. The decrease in operating income reflects a decrease of $3.3 million (a 17.4% decrease) to $15.6 million in operating income of the FSG in the first quarter of fiscal 2009 from $18.9 million for the first quarter of fiscal 2008, offset by a $1.4 million increase (a 19.0% increase) in operating income of the ETG from $7.2 million for the first quarter of fiscal 2008 to $8.5 million for the first quarter of fiscal 2009.

      As a percentage of net sales, consolidated operating income decreased to 16.4% for the first quarter of fiscal 2009 compared to 17.3% for the first quarter of fiscal 2008. The consolidated operating income as a percentage of net sales reflects a decrease in the FSG's operating income as a percentage of net sales from 18.5% in the first quarter of fiscal 2008 to 15.7% in the first quarter of fiscal 2009, offset by an increase in the ETG's operating income as a percentage of net sales from 22.5% in the first quarter of fiscal 2008 to 27.6% in the first quarter of fiscal 2009. The decrease in operating income as a percentage of net sales for the FSG principally reflects the aforementioned impact of the lower sales volume on gross profit margins. The increase in operating income as a percentage of net sales for the ETG principally reflects a favorable product mix.

Interest Expense

      Interest expense decreased to $195,000 in the first quarter of fiscal 2009 from $862,000 in the first quarter of fiscal 2008. The decrease was principally due to lower interest rates and a lower weighted average balance outstanding under the revolving credit facility in the first quarter of fiscal 2009.

Other Expense

      Other expense in the first quarter of fiscal 2009 and 2008 was not material.

Income Tax Expense

      Our effective tax rate for the first quarter of fiscal 2009 decreased to 27.6% from 34.1% for the first quarter of fiscal 2008. This decrease reflects a settlement reached with the Internal Revenue Service during the first quarter of fiscal 2009 concerning the income tax credit claimed on HEICO's U.S. federal filings for qualified research and development activities incurred during fiscal years 2002 through 2005 as well as an aggregate reduction to the related reserve for fiscal years 2006 through 2008, which increased net income by approximately $1,083,000, or $.04 per diluted share.

Minority Interests' Share of Income

      Minority interests' share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace and HEICO Electronic. The decrease in the minority interests' share of income for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was attributable to the acquisition of additional equity interests of certain FSG subsidiaries in which minority interests exist as well as lower earnings of the FSG.

Net Income

      Our net income was $11.3 million, or $.42 per diluted share, for the first quarter of fiscal 2009 compared to $10.1 million, or $.37 per diluted share, for the first quarter of fiscal 2008. This increase in net income reflects the aforementioned favorable IRS settlement, the decreased minority interests' share of income of certain consolidated subsidiaries and lower interest expense, partially offset by the decreased operating income referenced above.

Outlook

      In light of the currently forecasted airline capacity reductions and continuing weakness in demand for certain products of the ETG, together with limited general economic visibility, we are updating our forecasted fiscal 2009 full year diluted net income per share to be approximately flat with fiscal 2008 and net sales to a range of flat to down 5% when compared to fiscal 2008.

Liquidity and Capital Resources

      Our principal uses of cash include acquisitions, payments of principal and interest on debt, capital expenditures, cash dividends and increases in working capital.

      We finance our activities primarily from our operating activities and financing activities, including borrowings under short-term and long-term credit agreements. As of January 31, 2009, our debt to capital ratio was only 8.6%, with net debt (total debt less cash and cash equivalents) of $36.2 million, and we have no significant debt maturities until 2013.

      Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

      Net cash provided by operating activities was $5.2 million for the first quarter of fiscal 2009, consisting primarily of net income of $11.3 million, minority interests' share of income of consolidated subsidiaries of $4.0 million, depreciation and amortization of $3.5 million and a tax benefit on stock option exercises of $2.1 million, partially offset by an increase in net operating assets of $14.2 million and the presentation of $1.8 million of excess tax benefit from stock option exercises as a financing activity. The increase in net operating assets principally results from payments of accrued expenses and other current liabilities since October 31, 2008.

      Net cash provided by operating activities decreased $4.6 million from $9.8 million for the first quarter of fiscal 2008 to $5.2 million for the first quarter of fiscal 2009 principally due to higher inventory levels at the FSG as a result of lower sales volumes in the first quarter of fiscal 2009 and higher investment in inventories for new product offerings.

Investing Activities

      Net cash used in investing activities during the first quarter of fiscal 2009 related primarily to acquisitions and related costs of $12.8 million and capital expenditures totaling $2.6 million. Acquisitions and related costs principally reflect the acquisition of an additional 14% of the equity interests of a subsidiary of the FSG and additional purchase consideration related to a subsidiary acquired in a previous year, which was accrued as of October 31, 2008 based on the subsidiary's earnings relative to target. Further details on the fiscal 2009 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

      Net cash provided by financing activities during the first quarter of fiscal 2009 primarily related to borrowings of $16.0 million on our revolving credit facility principally to fund acquisitions and related costs as well as the presentation of $1.8 million of excess tax benefit from stock option exercises as a financing activity, partially offset by repayments of $13.0 million on our revolving credit facility, the payment of $1.6 million in cash dividends on our common stock and distributions to minority interest owners of $1.4 million.

Contractual Obligations

      There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2008.

      As discussed in "Off-Balance Sheet Arrangements - Acquisitions - Put/Call Rights" below, the minority interest holders of certain subsidiaries have rights ("Put Rights") that may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2009 through fiscal 2018. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate amount that we would be required to pay is approximately $40 million. The actual amount will likely be different.

      Further, as discussed in "Off-Balance Sheet Arrangements - Acquisitions - Additional Contingent Purchase Consideration" below, we may be obligated to pay additional contingent purchase consideration based on future earnings of certain acquired businesses. The maximum amount of such contingent consideration that we could be required to pay aggregates approximately $81 million payable over the future periods beginning in fiscal 2010 through fiscal 2013. Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that we would be required to pay is approximately $4 million. The actual contingent purchase consideration will likely be different.

Off-Balance Sheet Arrangements

Guarantees

      We have arranged for a standby letter of credit for $1.5 million to meet the security requirement of our insurance company for potential workers' compensation claims, which are supported by our revolving credit facility.

Acquisitions - Put/Call Rights

      As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the minority interest holders currently have the right to cause us to purchase their interests over a five-year period and we have the right to purchase the minority interests over a five-year period beginning in fiscal 2015, or sooner under certain conditions.

      Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, certain minority interest holders exercised their option during fiscal 2007 to cause us to purchase their aggregate 3% interest over a four-year period ending in fiscal 2010. Accordingly, we increased our ownership interest in the subsidiary by 1.5% (or one-fourth of such minority interest holders' aggregate interest in fiscal 2007 and 2008, respectively) to 86.5% effective April 2008. Further, the remaining minority interest holders currently have the right to cause us to purchase their aggregate 12% interest over a four-year period.

      Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause us to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011. Accordingly, we increased our ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders' aggregate interest) to 58% effective April 2008. We and the minority interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April 2010), which increased our ownership interest to 72% effective December 2008. The remaining 7% interest is anticipated to be purchased in April 2011. Further, we have the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning in fiscal 2012, or sooner under certain conditions, and the minority interest holders have the right to cause us to purchase the same equity interest over the same period.

      As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, we have the right to purchase the minority interests over a four-year period beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holders have the right to cause us to purchase the same equity interest over the same period.

      As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2008, we have the right to purchase the minority interests over a five-year period beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holders have the right to cause us to purchase the same equity interest over the same period.

      The above referenced rights of the minority interest holders ("Put Rights") may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2009 through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests ("Redemption Amount") be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period. Upon exercise of any Put Right, our ownership interest in the subsidiary would increase and minority interest expense would decrease. The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding. Consistent with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," minority interests have been recorded in our consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders. As described in Note 1, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160 in December 2007 that will change the current accounting and financial reporting for non-controlling (minority) interests. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 on November 1, 2009. SFAS No. 160 will require that non-controlling (minority) interests be reported in the consolidated balance sheet within equity. We are not yet in a position to assess the full impact and related disclosure of adopting SFAS No. 160 on its minority interest liabilities and related Put Rights. See also "Contractual Obligations" above.

Acquisitions - Additional Contingent Purchase Consideration

      As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, we may be obligated to pay additional purchase consideration currently estimated to total up to $2.1 million should the subsidiary meet certain product line-related earnings objectives during calendar years 2008 and 2009.

      As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, we may be obligated to pay additional purchase consideration up to $19.2 million should the subsidiary meet certain earnings objectives in fiscal 2009.

      As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to $59 million U.S. dollars based on the January 31, 2009 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

      As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, we may be obligated to pay additional consideration of up to approximately $.4 million in aggregate should the subsidiary meet certain earnings objectives during fiscal 2010, 2011 and 2012.

      The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met. Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by us or providing future services to us. Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid. See also "Contractual Obligations" above.

New Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted all required portions of SFAS No. 157 effective November 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our results of operations, financial position or cash flows. See Note 7, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements, which provides information about the extent to which fair value is used to measure assets and liabilities and the methods and assumptions used to measure fair value. We will adopt the portions of SFAS No. 157 that were delayed by FSP FAS 157-2 at the beginning of fiscal 2010 and we are currently in the process of evaluating the effect such adoption will have on our results of operations, financial position and cash flows.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. We adopted SFAS No. 159 effective November 1, 2008 and have not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Accordingly, the adoption of SFAS No. 159 did not impact our results of operations, financial position or cash flows.

      In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material effect on our results of operations, financial position or cash flows.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is a revision of SFAS No.141 and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (formerly the "purchase accounting" method) be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No.141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. We are currently in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on our results of operations, financial position and cash flows.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This statement requires the recognition of a noncontrolling interest (previously referred to as minority interest) as a separate component within equity in the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of operations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO. We are currently in the process of evaluating the effect the adoption of SFAS No. 160 will have on our results of operations, financial position and cash flows.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or in the second quarter of fiscal 2009 for HEICO. We are currently in the process of evaluating the effect the adoption of SFAS No. 161 will have on our financial statement disclosures.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

      Substantially all of the Company's borrowings bear interest at floating interest rates. Based on the Company's aggregate outstanding variable rate debt balance of $40.0 million as of January 31, 2009, a hypothetical 10% increase in interest rates would increase the Company's interest expense by approximately $34,000 on an annual basis.

      The Company is also exposed to foreign currency exchange rate fluctuations on the United States dollar value of its foreign currency denominated transactions, which are principally in Canadian dollar and British pound sterling. A hypothetical 10% weakening in the exchange rate of the Canadian dollar or British pound sterling to the United States dollar as of January 31, 2009 would not have a material effect on the Company's results of operations, financial position or cash flows.


                         Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Company's Chief Executive Officer and its Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

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

                           PART II. OTHER INFORMATION


Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company did not incur any unregistered sales of its equity securities or repurchase any of its equity securities during the first three months of fiscal 2009.


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


                                      HEICO CORPORATION

Date:   March 3, 2009                 By: /s/ THOMAS S. IRWIN
                                         ------------------------------------
                                          Thomas S. Irwin
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
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