Form 10-Q
period 2009-04-30
HEICO CORP
filed 2009-06-03
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

OR

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 1-4604

HEICO CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0341002
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3000 Taft Street, Hollywood, Florida	33021
(Address of principal executive offices)	(Zip Code)

(954) 987-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 28, 2009 is as follows:

Common Stock, $.01 par value	10,395,141 shares
Class A Common Stock, $.01 par value	15,684,785 shares

HEICO CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	April 30, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,448,000	$12,562,000
Accounts receivable, net	71,984,000	88,403,000
Inventories, net	142,508,000	132,910,000
Prepaid expenses and other current assets	5,848,000	3,678,000
Deferred income taxes	13,442,000	13,957,000
Total current assets	243,230,000	251,510,000

Property, plant and equipment, net	60,127,000	59,966,000
Goodwill	331,205,000	323,393,000
Intangible assets, net	22,366,000	24,983,000
Other assets	17,564,000	16,690,000
Total assets	$674,492,000	$676,542,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$222,000	$220,000
Trade accounts payable	25,727,000	29,657,000
Accrued expenses and other current liabilities	35,158,000	49,586,000
Income taxes payable	439,000	1,765,000
Total current liabilities	61,546,000	81,228,000

Long-term debt, net of current maturities	37,274,000	37,381,000
Deferred income taxes	40,212,000	39,192,000
Other long-term liabilities	17,664,000	17,003,000
Total liabilities	156,696,000	174,804,000
Minority interests in consolidated subsidiaries (Note 12)	85,072,000	83,978,000

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000,000 shares authorized; 10,395,141 and 10,572,641 shares issued and outstanding, respectively	104,000	106,000
Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,680,126 and 15,829,790 shares issued and outstanding, respectively	157,000	158,000
Capital in excess of par value	224,168,000	229,443,000
Accumulated other comprehensive loss	(4,850,000)	(4,819,000)
Retained earnings	213,145,000	192,872,000
Total shareholders’ equity	432,724,000	417,760,000
Total liabilities and shareholders’ equity	$674,492,000	$676,542,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	Six months ended April 30,		Three months ended April 30,
	2009	2008	2009	2008

Net sales	$260,603,000	$278,326,000	$130,166,000	$144,039,000

Operating costs and expenses:
Cost of sales	174,181,000	179,141,000	87,648,000	91,683,000
Selling, general and administrative expenses	43,650,000	49,596,000	21,199,000	25,997,000

Total operating costs and expenses	217,831,000	228,737,000	108,847,000	117,680,000

Operating income	42,772,000	49,589,000	21,319,000	26,359,000

Interest expense	(307,000)	(1,507,000)	(112,000)	(645,000)
Other income (expense)	2,000	(74,000)	49,000	42,000

Income before income taxes and minority interests	42,467,000	48,008,000	21,256,000	25,756,000

Income tax expense	12,820,000	16,540,000	6,960,000	8,960,000

Income before minority interests	29,647,000	31,468,000	14,296,000	16,796,000

Minority interests’ share of income	7,789,000	9,434,000	3,755,000	4,848,000

Net income	$21,858,000	$22,034,000	$10,541,000	$11,948,000

Net income per share:
Basic	$.83	$.84	$.40	$.45
Diluted	$.81	$.81	$.39	$.44

Weighted average number of common shares outstanding:
Basic	26,317,465	26,230,514	26,224,248	26,276,396
Diluted	27,127,232	27,227,458	27,012,501	27,245,758

Cash dividends per share	$.06	$.05	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six months ended April 30,
	2009	2008

Operating Activities:
Net income	$21,858,000	$22,034,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,908,000	7,308,000
Deferred income tax provision	(254,000)	2,011,000
Minority interests’ share of income	7,789,000	9,434,000
Tax benefit from stock option exercises	2,136,000	6,285,000
Excess tax benefit from stock option exercises	(1,793,000)	(4,350,000)
Stock option compensation expense	7,000	129,000
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	16,065,000	690,000
Increase in inventories	(9,642,000)	(6,592,000)
Decrease (increase) in prepaid expenses and other current assets	340,000	(754,000)
Decrease in trade accounts payable	(3,847,000)	(492,000)
Decrease in accrued expenses and other current liabilities	(10,402,000)	(2,459,000)
(Decrease) increase in income taxes payable	(2,659,000)	2,111,000
Other	90,000	(128,000)
Net cash provided by operating activities	26,596,000	35,227,000

Investing Activities:
Acquisitions and related costs, net of cash acquired	(13,484,000)	(28,221,000)
Capital expenditures	(5,397,000)	(6,948,000)
Other	54,000	87,000
Net cash used in investing activities	(18,827,000)	(35,082,000)

Financing Activities:
Borrowings on revolving credit facility	27,000,000	32,800,000
Payments on revolving credit facility	(27,000,000)	(30,800,000)
Borrowings on short-term line of credit	—	500,000
Payments on short-term line of credit	—	(500,000)
Payment of industrial development revenue bonds	—	(1,980,000)
Repurchases of common stock	(8,098,000)	—
Distributions to minority interest owners	(3,527,000)	(4,321,000)
Cash dividends paid	(1,585,000)	(1,312,000)
Excess tax benefit from stock option exercises	1,793,000	4,350,000
Proceeds from stock option exercises	678,000	1,797,000
Other	(104,000)	(67,000)
Net cash (used in) provided by financing activities	(10,843,000)	467,000

Effect of exchange rate changes on cash	(40,000)	(132,000)

Net (decrease) increase in cash and cash equivalents	(3,114,000)	480,000
Cash and cash equivalents at beginning of year	12,562,000	4,947,000
Cash and cash equivalents at end of period	$9,448,000	$5,427,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” “we,” “us,” “our” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.  The October 31, 2008 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented.  The results of operations for the six months ended April 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.

New Accounting Pronouncements

           In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted all required portions of SFAS No. 157 effective November 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations, financial position or cash flows.  See Note 7, Fair Value Measurements, which provides information about the extent to which fair value is used to measure assets and liabilities and the methods and assumptions used to measure fair value.  The portions of SFAS No. 157 that were delayed by FSP FAS 157-2 will be adopted by the Company at the beginning of fiscal 2010 and the Company is currently in the process of evaluating the effect such adoption will have on its results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, and report unrealized gains and losses on items for which the fair value option has been elected in earnings.  The Company adopted

SFAS No. 159 effective November 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  Accordingly, the adoption of SFAS No. 159 did not impact the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is a revision of SFAS No. 141 and retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly the “purchase accounting” method) be used for all business combinations and for an acquirer to be identified for each business combination.  However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008, or in fiscal 2010 for HEICO.  The Company is currently in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  This statement requires the recognition of a noncontrolling interest (previously referred to as a minority interest) as a separate component within equity in the consolidated balance sheet.  It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of operations.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO.  The Company is currently in the process of evaluating the effect the adoption of SFAS No. 160 will have on its results of operations, financial position and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company adopted SFAS No. 161 effective February 1, 2009.  SFAS No. 161 affects financial statement disclosures only and the Company will make the required additional disclosures in reporting periods for which it uses derivative instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 became effective November 15, 2008.  The adoption of SFAS No. 162 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 is effective for reporting periods ending after June 15, 2009, or in the third quarter of fiscal 2009 for HEICO.  The Company is currently in the process of evaluating the effect the adoption of SFAS No. 165 will have on its financial statements and will make the required additional disclosures in reporting periods in which subsequent events occur.

2. ACQUISITIONS

In December 2008, the Company, through its HEICO Aerospace Holdings Corp. subsidiary (“HEICO Aerospace”), made payment for the remaining 10% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 100% effective October 31, 2008.  The purchase price was accrued as of October 31, 2008 and was paid using cash provided by operating activities.

In December 2008, the Company, through HEICO Aerospace, acquired an additional 14% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 72%.

During the first quarter of fiscal 2009, the Company, through its HEICO Electronic Technologies Corp. subsidiary, (“HEICO Electronic”) paid $2.2 million of additional purchase consideration pursuant to the terms of the purchase agreement associated with a previous year acquisition.  The amount paid, which was accrued as of October 31, 2008, was based on a multiple of the subsidiary’s earnings relative to target.  Since this amount was not contingent upon the former shareholders of the acquired entity remaining employed by the Company or providing future services to the Company, the payment was recorded as an additional cost of the acquired entity.

In April 2009, the Company, through HEICO Electronic, acquired an additional 3.4% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 89.9%.  The purchase price of the acquired equity interest was paid using cash provided by operating activities.

The fiscal 2009 acquisitions described above were accounted for using the purchase method of accounting.  The purchase price of each acquisition was paid in cash using proceeds from the Company’s revolving credit facility unless otherwise noted and was not significant to the Company’s condensed consolidated financial statements.  (See Note 12, Commitments and Contingencies, for additional information on put/call rights and contingent purchase consideration associated with certain of the Company’s acquisitions.)

The operating results of each of the Company’s fiscal 2009 acquisitions noted above were included in the Company’s results of operations from their effective acquisition date.  Assuming these acquisitions had taken place as of the beginning of fiscal 2008, the pro forma net sales, net income and net income per share (basic and diluted) for the six months and three months ended April 30, 2009 and 2008 would not have been materially different than the reported amounts.

3. SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable
	April 30, 2009	October 31, 2008
Accounts receivable	$74,356,000	$90,990,000
Less: Allowance for doubtful accounts	(2,372,000)	(2,587,000)
Accounts receivable, net	$71,984,000	$88,403,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	April 30, 2009	October 31, 2008
Costs incurred on uncompleted contracts	$20,531,000	$21,505,000
Estimated earnings	10,825,000	12,545,000
	31,356,000	34,050,000
Less: Billings to date	(27,752,000)	(28,337,000)
	$3,604,000	$5,713,000
Included in the accompanying Condensed Consolidated
Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated
earnings in excess of billings)	$3,934,000	$6,115,000
Accrued expenses and other current liabilities
(billings in excess of costs and estimated earnings)	(330,000)	(402,000)
	$3,604,000	$5,713,000

Changes in estimates did not have a material effect on net income for the six months and three months ended April 30, 2009 and 2008.

Inventories
	April 30, 2009	October 31, 2008
Finished products	$82,507,000	$74,281,000
Work in process	15,855,000	17,897,000
Materials, parts, assemblies and supplies	44,146,000	40,732,000
Inventories, net	$142,508,000	$132,910,000

Inventories related to long-term contracts were not significant as of April 30, 2009 and October 31, 2008.

Property, Plant and Equipment
	April 30, 2009	October 31, 2008
Land	$3,656,000	$3,656,000
Buildings and improvements	37,084,000	36,229,000
Machinery, equipment and tooling	75,680,000	73,038,000
Construction in progress	5,776,000	5,446,000
	122,196,000	118,369,000
Less: Accumulated depreciation and amortization	(62,069,000)	(58,403,000)
Property, plant and equipment, net	$60,127,000	$59,966,000

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within the caption accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $15,006,000 and $11,758,000 as of April 30, 2009 and October 31, 2008, respectively.  The total customer rebates and credits deducted within net sales for the six months ended April 30, 2009 and 2008 was $4,734,000 and $5,102,000, respectively.  The total customer rebates and credits deducted within net sales for the three months ended April 30, 2009 and 2008 was $2,562,000 and $2,664,000, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2009 are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2008	$181,126,000	$142,267,000	$323,393,000
Goodwill acquired	6,482,000	496,000	6,978,000
Adjustments to goodwill	828,000	—	828,000
Foreign currency translation adjustments	(132,000)	138,000	6,000
Balances as of April 30, 2009	$188,304,000	$142,901,000	$331,205,000

The goodwill acquired is a result of certain current year acquisitions described in Note 2, Acquisitions.  Adjustments to goodwill consist primarily of final purchase price adjustments related to the preliminary allocation of the purchase price during the allocation period for certain prior year acquisitions to the assets acquired and liabilities assumed.

Identifiable intangible assets consist of the following:

	As of April 30, 2009			As of October 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$16,241,000	$(7,757,000)	$8,484,000	$16,845,000	$(6,451,000)	$10,394,000
Intellectual property	3,442,000	(2,130,000)	1,312,000	3,427,000	(1,833,000)	1,594,000
Licenses	1,000,000	(511,000)	489,000	1,000,000	(474,000)	526,000
Non-compete agreements	1,083,000	(815,000)	268,000	1,086,000	(660,000)	426,000
Patents	581,000	(217,000)	364,000	575,000	(189,000)	386,000
	22,347,000	(11,430,000)	10,917,000	22,933,000	(9,607,000)	13,326,000
Non-Amortizing Assets:
Trade names	11,449,000	—	11,449,000	11,657,000	—	11,657,000
	$33,796,000	$(11,430,000)	$22,366,000	$34,590,000	$(9,607,000)	$24,983,000

The decrease in the gross carrying amount of customer relationships as of April 30, 2009 compared to October 31, 2008 principally relates to an adjustment to the preliminary allocation of the purchase price of a prior year acquisition.

Amortization expense related to intangible assets for the six months ended April 30, 2009 and 2008 was $1,812,000 and $2,622,000, respectively.  Amortization expense related to intangible assets for the three months ended April 30, 2009 and 2008 was $871,000 and $1,365,000, respectively.  Amortization expense related to intangible assets for the fiscal year ending October 31, 2009 is estimated to be $3,581,000.  Amortization expense for each of the next five fiscal years is estimated to be $2,827,000 in fiscal 2010, $2,132,000 in fiscal 2011, $1,476,000 in fiscal 2012, $959,000 in fiscal 2013 and $664,000 in fiscal 2014.

5. SHORT-TERM AND LONG-TERM DEBT

As of April 30, 2009, no borrowings were outstanding under the $2.5 million short-term line of credit that one of the Company’s subsidiaries has with a bank.

Long-term debt consists of the following:
	April 30, 2009	October 31, 2008
Borrowings under revolving credit facility	$37,000,000	$37,000,000
Notes payable, capital leases and equipment loans	496,000	601,000
	37,496,000	37,601,000
Less: Current maturities of long-term debt	(222,000)	(220,000)
	$37,274,000	$37,381,000

As of April 30, 2009 and October 31, 2008, the weighted average interest rate on borrowings under the Company’s $300 million revolving credit facility was 1.1% and 3.6%, respectively.  The revolving credit facility contains both financial and non-financial covenants.  As of April 30, 2009, the Company was in compliance with all such covenants.

6. INCOME TAXES

As of April 30, 2009 and October 31, 2008, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2,547,000 and $5,742,000, respectively, of which $2,109,000 and $3,438,000, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized.  A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the six months ended April 30, 2009 follows:

Balance as of October 31, 2008	$5,742,000
Increases related to prior year tax positions	109,000
Decreases related to prior year tax positions	(3,396,000)
Increases related to current year tax positions	422,000
Settlements	(211,000)
Lapse of statutes of limitations	(119,000)
Balance as of April 30, 2009	$2,547,000

The $3,195,000 decrease in the liability was principally related to the release of reserves for tax positions for which the uncertainty was only related to the timing of such tax benefits and the effect of a favorable settlement reached with the Internal Revenue Service (“IRS”) during the first quarter of fiscal 2009.  During the IRS’ examination of the income tax credits claimed by the Company in its U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005, new information was obtained that supported an aggregate reduction of the liability for uncertain tax positions concerning research and development activities for fiscal years 2002 through 2008.  As a result of the IRS settlement and associated reserve adjustment, the Company recognized a tax benefit, which increased net income by approximately $1,225,000 and $142,000 for the six months and three months ended April 30, 2009, respectively.  Further, the Company believes that it is reasonably possible that within the next twelve months the California Franchise Tax Board examination of the income tax credit claimed for qualified research and development activities on the Company’s state of California filings for fiscal years 2001 through 2005 will be settled.  Accordingly, the Company reclassified the related liability for unrecognized tax benefits from other long-term liabilities to accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets. In addition, the Company reclassified the $554,000 of income tax refund receivables for the state of California filings from other assets to prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.

During the second quarter of fiscal 2009, the Company filed an application with the IRS for an accounting methodology change that does not require the IRS’ advanced approval.  As this change removes the uncertainty surrounding certain tax positions that was related only to the timing of such tax benefits, the Company released the related reserve, including interest, and deferred tax asset upon filing the application, which did not have a material effect on net income for the six months and three months ended April 30, 2009.

Except for the events discussed above, there were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations.  The accrual of interest and penalties related to the unrecognized tax benefits was not material for the six months ended April 30, 2009.  Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

7. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 effective November 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.  SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability either directly or indirectly; or
Level 3	Unobservable inputs for the asset or liability where there is little or no market data, requiring management to develop its own assumptions.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities and nonfinancial assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plans	$2,623,000	$12,252,000	$—	$14,875,000

Liabilities	—	—	—	—

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2.  The assets of the Company’s other deferred compensation plan are invested in publicly-traded mutual funds and a life insurance policy, and the fair values of this plan’s assets are classified within Level 1 and Level 2, respectively.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $14,767,000 as of April 30, 2009.

8. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in consolidated shareholders’ equity and comprehensive income for the six months ended April 30, 2009 are as follows:

				Accumulated
		Class A	Capital in	Other
	Common	Common	Excess of	Comprehensive	Retained	Comprehensive
	Stock	Stock	Par Value	Loss	Earnings	Income

Balances as of October 31, 2008	$106,000	$158,000	$229,443,000	$(4,819,000)	$192,872,000
Net income	—	—	—	—	21,858,000	$21,858,000
Foreign currency translation adjustments	—	—	—	(194,000)	—	(194,000)
Comprehensive income	—	—	—	—	—	$21,664,000
Cash dividends ($.06 per share)	—	—	—	—	(1,585,000)
Repurchases of common stock	(2,000)	(2,000)	(8,094,000)	—	—
Tax benefit from stock option exercises	—	—	2,136,000	—	—
Proceeds from stock option exercises	—	1,000	677,000	—	—
Stock option compensation expense	—	—	7,000	—	—
Other	—	—	(1,000)	163,000	—
Balances as of April 30, 2009	$104,000	$157,000	$224,168,000	$(4,850,000)	$213,145,000

Share Repurchases

In accordance with the Company’s share repurchase program, 193,736 shares of Class A Common Stock were repurchased at a total cost of $3.9 million and 184,500 shares of Common Stock were repurchased at a total cost of $4.2 million during the second quarter of fiscal 2009.

In March 2009, the Company’s Board of Directors approved an increase in the Company’s share repurchase program by an aggregate 1,000,000 shares of either or both Class A Common Stock and Common Stock, bringing the total authorized for repurchase to 1,024,742 shares.

9. RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the six months ended April 30, 2009 and 2008 includes approximately $9.7 million and $8.5 million, respectively, of new product research and development expenses.  Cost of sales for the three months ended April 30, 2009 and 2008 includes approximately $4.9 million and $4.3 million, respectively, of new product research and development expenses.

10.  NET INCOME PER SHARE

The computation of basic and diluted net income per share is as follows:

	Six months ended April 30,		Three months ended April 30,
	2009	2008	2009	2008
Numerator:
Net income	$21,858,000	$22,034,000	$10,541,000	$11,948,000

Denominator:
Weighted average common shares outstanding-basic	26,317,465	26,230,514	26,224,248	26,276,396
Effect of dilutive stock options	809,767	996,944	788,253	969,362
Weighted average common shares outstanding-diluted	27,127,232	27,227,458	27,012,501	27,245,758

Net income per share-basic	$.83	$.84	$.40	$.45
Net income per share-diluted	$.81	$.81	$.39	$.44

Anti-dilutive stock options excluded	—	—	—	—

11.  OPERATING SEGMENTS

Summarized financial information for the Company’s two operating segments, the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the six months and three months ended April 30, 2009 and 2008, respectively, is as follows:

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
For the six months ended April 30, 2009:
Net sales	$200,307,000	$60,469,000	$(173,000)	$260,603,000
Depreciation and amortization	4,809,000	1,878,000	221,000	6,908,000
Operating income	31,538,000	16,573,000	(5,339,000)	42,772,000
Capital expenditures	4,777,000	609,000	11,000	5,397,000

For the six months ended April 30, 2008:
Net sales	$210,317,000	$68,021,000	$(12,000)	$278,326,000
Depreciation and amortization	4,422,000	2,702,000	184,000	7,308,000
Operating income	39,331,000	16,948,000	(6,690,000)	49,589,000
Capital expenditures	5,332,000	1,166,000	450,000	6,948,000

For the three months ended April 30, 2009:
Net sales	$100,745,000	$29,510,000	$(89,000)	$130,166,000
Depreciation and amortization	2,398,000	927,000	112,000	3,437,000
Operating income	15,897,000	8,031,000	(2,609,000)	21,319,000
Capital expenditures	2,486,000	295,000	—	2,781,000

For the three months ended April 30, 2008:
Net sales	$107,968,000	$36,083,000	$(12,000)	$144,039,000
Depreciation and amortization	2,315,000	1,352,000	102,000	3,769,000
Operating income	20,385,000	9,771,000	(3,797,000)	26,359,000
Capital expenditures	3,164,000	725,000	247,000	4,136,000

Total assets by operating segment as of April 30, 2009 and October 31, 2008 are as follows:

			Other,
	Segment		Primarily	Consolidated
	FSG	ETG	Corporate	Totals

Total assets as of April 30, 2009	$430,360,000	$211,480,000	$32,652,000	$674,492,000
Total assets as of October 31, 2008	418,079,000	220,888,000	37,575,000	676,542,000

12.  COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million, which is supported by the Company’s revolving credit facility, to meet the security requirement of its insurance company for potential workers’ compensation claims.

Product Warranty

Changes in the Company’s product warranty liability, which is included within the caption accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet, for the six months ended April 30, 2009 and 2008, respectively, are as follows:

	Six months ended April 30,
	2009	2008
Balances as of beginning of fiscal year	$671,000	$1,181,000
Accruals for warranties	859,000	576,000
Warranty claims settled	(497,000)	(393,000)
Balances as of April 30	$1,033,000	$1,364,000

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

Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, certain minority interest holders exercised their option during fiscal 2007 to cause the Company to purchase their aggregate 3% interest over a four-year period ending in fiscal 2010.  Pursuant to this same purchase agreement, certain other minority interest holders exercised their option during the second quarter of fiscal 2009 to cause the Company to purchase their aggregate 10.5% interest over a four-year period ending in fiscal 2012.  Accordingly, the Company increased its ownership interest in the subsidiary by an aggregate 4.9% (or one-fourth of such applicable minority interest holders’ aggregate interest in fiscal years 2007 through 2009) to 89.9% effective April 2009.  Further, the remaining minority interest holders currently have the right to cause the Company to purchase their aggregate 1.5% interest over a four-year period.

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause the Company to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011. Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders’ aggregate interest) to 58% effective April 2008.  The Company and the minority interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April 2010), which increased the Company’s ownership interest to 72% effective December 2008.  The remaining 7% interest is anticipated to be purchased in April 2011.  Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning in fiscal 2012, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interests over the same period.

As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the minority interests over a four-year period beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interests over the same period.

As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2008, the Company has the right to purchase the minority interests over a five-year period beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interests over the same period.

The above referenced rights of the minority interest holders (“Put Rights”) may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests (“Redemption Amount”) be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate Redemption Amount that the Company would be required to pay is approximately $39 million.  The actual Redemption Amount will likely be different.  Upon exercise of any Put Right, the Company’s ownership interest in the subsidiary would increase and minority interest expense would decrease.  The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding.  Consistent with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” minority interests have been recorded in the Company’s consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders.  As described in Note 1, Summary of Significant Accounting Policies, the FASB issued SFAS No. 160 in December 2007 that will change the current accounting and financial reporting for noncontrolling (minority) interests.  SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 160 on November 1, 2009.  SFAS No. 160 will require that noncontrolling (minority) interests be reported in the consolidated balance sheet within equity.  The Company is currently in the process of evaluating the effect such adoption will have on its minority interest liabilities and related Put Rights.

Additional Contingent Purchase Consideration

As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration currently estimated to total up to $3.2 million should the subsidiary meet certain product line-related earnings objectives during calendar years 2008 and 2009.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, the Company may be obligated to pay additional purchase consideration up to $19.2 million should the subsidiary meet certain earnings objectives in fiscal 2009.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to $60 million U.S. dollars based on the April 30, 2009 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.4 million should the subsidiary meet certain earnings objectives during fiscal 2010, 2011 and 2012.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent consideration that the Company could be required to pay is approximately $83 million payable over future periods beginning in fiscal 2010 through fiscal 2013.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that the Company would be required to pay is approximately $6 million.  The actual contingent purchase consideration will likely be different.

Litigation

The Company is involved in various legal actions arising in the normal course of business.  Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

13. SUBSEQUENT EVENT

In May 2009, the Company, through its HEICO Electronic subsidiary, acquired 82.5% of the stock of VPT, Inc. (“VPT”).  VPT is a designer and provider of power conversion products principally serving the defense, space and aviation industries.  The purchase price of this acquisition was paid in cash using proceeds from the Company’s revolving credit facility and was not significant to the Company’s condensed consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Our critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2008.

Our business is comprised of two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations.

	Six months ended April 30,		Three months ended April 30,
	2009	2008	2009	2008
Net sales	$260,603,000	$278,326,000	$130,166,000	$144,039,000
Cost of sales	174,181,000	179,141,000	87,648,000	91,683,000
Selling, general and administrative expenses	43,650,000	49,596,000	21,199,000	25,997,000
Total operating costs and expenses	217,831,000	228,737,000	108,847,000	117,680,000
Operating income	$42,772,000	$49,589,000	$21,319,000	$26,359,000

Net sales by segment:
Flight Support Group	$200,307,000	$210,317,000	$100,745,000	$107,968,000
Electronic Technologies Group	60,469,000	68,021,000	29,510,000	36,083,000
Intersegment sales	(173,000)	(12,000)	(89,000)	(12,000)
	$260,603,000	$278,326,000	$130,166,000	$144,039,000

Operating income by segment:
Flight Support Group	$31,538,000	$39,331,000	$15,897,000	$20,385,000
Electronic Technologies Group	16,573,000	16,948,000	8,031,000	9,771,000
Other, primarily corporate	(5,339,000)	(6,690,000)	(2,609,000)	(3,797,000)
	$42,772,000	$49,589,000	$21,319,000	$26,359,000

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.2%	35.6%	32.7%	36.3%
Selling, general and administrative expenses	16.7%	17.8%	16.3%	18.0%
Operating income	16.4%	17.8%	16.4%	18.3%
Interest expense	.1%	.5%	.1%	.4%
Other income (expense)	—	—	—	—
Income tax expense	4.9%	5.9%	5.3%	6.2%
Minority interests’ share of income	3.0%	3.4%	2.9%	3.4%
Net income	8.4%	7.9%	8.1%	8.3%

Comparison of First Six Months of Fiscal 2009 to First Six Months of Fiscal 2008

Net Sales

Net sales for the first six months of fiscal 2009 decreased by 6.4% to $260.6 million, as compared to net sales of $278.3 million for the first six months of fiscal 2008.  The decrease in net sales reflects a decrease of $10.0 million (a 4.8% decrease) to $200.3 million in net sales within the FSG and a decrease of $7.6 million (an 11.1% decrease) to $60.5 million in net sales within the ETG.  The net sales decline in both the FSG and the ETG reflects the continued effects of the slowdown in global economic activity, which has resulted in a reduction in customer demand. The net sales decrease within the FSG reflects the fall in demand for aftermarket parts and services as the airline industry cuts worldwide capacity and reduces spending to conserve cash.  Within the ETG, we are generally seeing some strength in our defense related businesses, including space and homeland security products, but continued weakness in customer demand for certain of our medical, telecommunication and electronic products.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 33.2% for the first six months of fiscal 2009 as compared to 35.6% for the first six months of fiscal 2008, mainly reflecting lower margins within the FSG due principally to a less favorable product mix as well as a higher investment by HEICO in the research and development of new products and services.  Consolidated cost of sales for the first six months of fiscal 2009 and 2008 includes approximately $9.7 million and $8.5 million, respectively, of new product research and development expenses.

Selling, general and administrative (“SG&A”) expenses were $43.7 million and $49.6 million for the first six months of fiscal 2009 and fiscal 2008, respectively.  The decrease in SG&A expenses was mainly due to lower operating costs, principally personnel related, associated with cost reduction initiatives and the decline in net sales discussed above.  These cost reductions resulted in a decrease of SG&A expenses as a percentage of net sales from 17.8% for the first six months of fiscal 2008 to 16.7% for the first six months of fiscal 2009.

Operating Income

Operating income for the first six months of fiscal 2009 decreased by 13.7% to $42.8 million, compared to operating income of $49.6 million for the first six months of fiscal 2008.  The decrease in operating income reflects a decrease of $7.8 million (a 19.8% decrease) to $31.5 million in operating income of the FSG in the first six months of fiscal 2009 from $39.3 million for the first six months of fiscal 2008, a $.3 million decrease (a 2.2% decrease) in operating income of the ETG from $16.9 million for the first six months of fiscal 2008 to $16.6 million for the first six months of fiscal 2009, partially offset by a $1.4 million decrease in corporate expenses.

As a percentage of net sales, consolidated operating income decreased to 16.4% for the first six months of fiscal 2009 compared to 17.8% for the first six months of fiscal 2008.  The consolidated operating income as a percentage of net sales reflects a decrease in the FSG’s operating income as a percentage of net sales from 18.7% in the first six months of fiscal 2008 to 15.7% in the first six months of fiscal 2009 offset by an increase in the ETG’s operating income as a percentage of net sales from 24.9% in the first six months of fiscal 2008 to 27.4% in the first six months of fiscal 2009.  The decrease in operating income as a percentage of net sales for the FSG principally reflects the aforementioned impact of the lower sales volume on gross profit margins and a less favorable product mix.  The increase in operating income as a percentage of net sales for the ETG principally reflects a favorable product mix.

Interest Expense

Interest expense decreased to $307,000 in the first six months of fiscal 2009 from $1,507,000 in the first six months of fiscal 2008.  The decrease was principally due to lower interest rates and a lower weighted average balance outstanding under our revolving credit facility in the first six months of fiscal 2009.

Other Income (Expense)

Other income (expense) in the first six months of fiscal 2009 and 2008 was not material.

Income Tax Expense

Our effective tax rate for the first six months of fiscal 2009 decreased to 30.2% from 34.5% for the first six months of 2008.  This decrease principally reflects a settlement reached with the Internal Revenue Service (“IRS”) during the first quarter of fiscal 2009 and a lower effective state income tax rate.  The IRS settlement pertained to the income tax credits claimed on HEICO’s U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005 and a resulting reduction to the related reserve for fiscal years 2002 through 2008 based on new information obtained during the examination, which increased net income by approximately $1,225,000, or $.05 per diluted share, for the first six months of fiscal 2009.  The lower effective state income tax rate was due to changes in certain state tax laws which impacted state apportionment factors.

Minority Interests’ Share of Income

Minority interests’ share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace and HEICO Electronic.  The decrease in the minority interests’ share of income for the first six months of fiscal 2009 compared to the first six months of fiscal 2008 is attributable to the acquired additional equity interests of certain FSG subsidiaries in which minority interests exist as well as the lower earnings of the FSG.

Net Income

Our net income was $21.9 million, or $.81 per diluted share, for the first six months of fiscal 2009 compared to $22.0 million, or $.81 per diluted share, for the first six months of fiscal 2008 reflecting the aforementioned favorable IRS settlement, the decreased minority interests’ share of income of certain consolidated subsidiaries and lower interest expense, offset by the decreased operating income referenced above.

Comparison of Second Quarter of Fiscal 2009 to Second Quarter of Fiscal 2008

Net Sales

Net sales for the second quarter of fiscal 2009 decreased by 9.6% to $130.2 million, as compared to net sales of $144.0 million for the second quarter of fiscal 2008.  The decrease in net sales reflects a decrease of $7.2 million (a 6.7% decrease) to $100.7 million in net sales within the FSG and a decrease of $6.6 million (an 18.2% decrease) to $29.5 million in net sales within the ETG.  The net sales decline in both the FSG and the ETG reflects the continued effects of the slowdown in global economic activity, which has resulted in a reduction in customer demand. Within the FSG, we have experienced a fall in demand for aftermarket parts and services and a corresponding decrease in net sales as the airline industry continues to cut worldwide capacity and reduce spending to conserve cash.  Within the ETG, we are generally seeing some strength in our defense related businesses, including space and homeland security products, but continued weakness in customer demand for certain of our medical, telecommunication and electronic products.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 32.7% for the second quarter of fiscal 2009 as compared to 36.3% for the second quarter of fiscal 2008, principally reflecting lower margins within the FSG primarily due to the impact of a less favorable product mix as well as a higher investment by HEICO in the research and development of new products and services.  Consolidated cost of sales for the second quarter of fiscal 2009 and 2008 includes approximately $4.9 million and $4.3 million, respectively, of new product research and development expenses.

SG&A expenses were $21.2 million and $26.0 million for the second quarter of fiscal 2009 and fiscal 2008, respectively.  The decrease in SG&A expenses was mainly due to lower operating costs, principally personnel related, associated with cost reduction initiatives and the decline in net sales discussed above.  These cost reductions resulted in a decrease of SG&A expenses as a percentage of net sales from 18.0% for the second quarter of fiscal 2008 to 16.3% for the second quarter of fiscal 2009.

Operating Income

Operating income for the second quarter of fiscal 2009 decreased by 19.1% to $21.3 million, compared to operating income of $26.4 million for the second quarter of fiscal 2008.  The decrease in operating income reflects a decrease of $4.5 million (a 22.0% decrease) to $15.9 million in operating income of the FSG in the second quarter of fiscal 2009 from $20.4 million for the second quarter of fiscal 2008, a $1.8 million decrease (a 17.8% decrease) in operating income of the ETG from $9.8 million for the second quarter of fiscal 2008 to $8.0 million for the second quarter of fiscal 2009, partially offset by a $1.2 million decrease in corporate expenses.

As a percentage of net sales, consolidated operating income decreased to 16.4% for the second quarter of fiscal 2009 compared to 18.3% for the second quarter of fiscal 2008.  The consolidated operating income as a percentage of net sales principally reflects a decrease in the FSG’s operating income as a percentage of net sales from 18.9% in the second quarter of fiscal 2008 to 15.8% in the second quarter of fiscal 2009 as the ETG’s operating income as a percentage of net sales of 27.2% for the second quarter of fiscal 2009 approximated the 27.1% reported for the second quarter of fiscal 2008.  The decrease in operating income as a percentage of net sales for the FSG principally reflects the aforementioned impact of the lower sales volume on gross profit margins and a less favorable product mix.

Interest Expense

Interest expense decreased to $112,000 in the second quarter of fiscal 2009 from $645,000 in the second quarter of fiscal 2008.  The decrease was principally due to lower interest rates and a lower weighted average balance outstanding under our revolving credit facility in the second quarter of fiscal 2009.

Other Income

Other income in the second quarter of fiscal 2009 and 2008 was not material.

Income Tax Expense

Our effective tax rate for the second quarter of fiscal 2009 decreased to 32.7% from 34.8% for the second quarter of fiscal 2008.  This decrease principally reflects a lower effective state income tax rate and an additional benefit from the settlement reached with the IRS during the first quarter of fiscal 2009 pertaining to the income tax credits claimed on HEICO’s U.S. federal filings for qualified research and development activities incurred during fiscal years 2002 through 2005, which increased net income by approximately $142,000, or $.01 per diluted share, for the second quarter of fiscal 2009.  The lower effective state income tax rate was due to changes in certain state tax laws which impacted state apportionment factors.

Minority Interests’ Share of Income

Minority interests’ share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace and HEICO Electronic.  The decrease in the minority interests’ share of income for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was attributable to the acquired additional equity interests of certain FSG subsidiaries in which minority interests exist as well as lower earnings of the FSG.

Net Income

Our net income was $10.5 million, or $.39 per diluted share, for the second quarter of fiscal 2009 compared to $11.9 million, or $.44 per diluted share, for the second quarter of fiscal 2008.  This decrease in net income reflects the decreased operating income referenced above, partially offset by the decreased minority interests’ share of income of certain consolidated subsidiaries and lower interest expense.

Outlook

Considering the currently forecasted worldwide airline capacity reductions and continuing weakness in demand for certain products of the ETG, together with ongoing limited general economic visibility, we are updating our forecasted fiscal 2009 full year net sales and diluted net income per share to be approximately 5% to 10% lower when compared to fiscal 2008.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, payments of principal and interest on debt, capital expenditures, cash dividends and increases in working capital.

We finance our activities primarily from our operating activities and financing activities, including borrowings under short-term and long-term credit agreements.  As of April 30, 2009, our net debt to equity ratio was only 6%, with net debt (total debt less cash and cash equivalents) of $28.0 million, and we have no significant debt maturities until fiscal 2013.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $26.6 million for the first six months of fiscal 2009, consisting primarily of net income of $21.9 million, minority interests’ share of income of consolidated subsidiaries of $7.8 million, depreciation and amortization of $6.9 million and a tax benefit on stock option exercises of $2.1 million, partially offset by an increase in net operating assets of $10.1 million and the presentation of $1.8 million of excess tax benefit from stock option exercises as a financing activity.  The increase in net operating assets principally results from payments of accrued expenses and other current liabilities since October 31, 2008.

Net cash provided by operating activities decreased $8.6 million from $35.2 million for the first six months of fiscal 2008 to $26.6 million for the first six months of fiscal 2009 principally due to higher inventory levels at the FSG as a result of lower sales volume in the first six months of fiscal 2009 and higher investment in inventories for new product offerings.

Investing Activities

Net cash used in investing activities during the first six months of fiscal 2009 related primarily to acquisitions and related costs of $13.5 million and capital expenditures totaling $5.4 million.  Acquisitions and related costs principally reflect the acquisition of an additional 14% of the equity interests of a subsidiary of the FSG and additional purchase consideration related to a subsidiary acquired in a previous year, which was accrued as of October 31, 2008 based on the subsidiary’s earnings relative to target.  Further details on the fiscal 2009 acquisitions can be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities during the first six months of fiscal 2009 primarily related to repurchases of our common stock of $8.1 million, distributions to minority interest holders of $3.5 million, and the payment of $1.6 million in cash dividends on our common stock, offset by the presentation of $1.8 million of excess tax benefit from stock option exercises as a financing activity.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2008.

As discussed in “Off-Balance Sheet Arrangements – Acquisitions – Put/Call Rights” below, the minority interest holders of certain subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate amount that we would be required to pay is approximately $39 million.  The actual amount will likely be different.

Further, as discussed in “Off-Balance Sheet Arrangements – Acquisitions – Additional Contingent Purchase Consideration” below, we may be obligated to pay additional contingent purchase consideration based on future earnings of certain acquired businesses.  The aggregate maximum amount of such contingent consideration that we could be required to pay is approximately $83 million payable over future periods beginning in fiscal 2010 through fiscal 2013.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that we would be required to pay is approximately $6 million.  The actual contingent purchase consideration will likely be different.

Off-Balance Sheet Arrangements

Guarantees

We have arranged for a standby letter of credit for $1.5 million, which is supported by our revolving credit facility, to meet the security requirement of our insurance company for potential workers’ compensation claims.

Acquisitions – Put/Call Rights

As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the minority interest holders currently have the right to cause us to purchase their interests over a five-year period and we have the right to purchase the minority interests over a five-year period beginning in fiscal 2015, or sooner under certain conditions.

Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, certain minority interest holders exercised their option during fiscal 2007 to cause us to purchase their aggregate 3% interest over a four-year period ending in fiscal 2010.  Pursuant to this same purchase agreement, certain other minority interest holders exercised their option during the second quarter of fiscal 2009 to cause us to purchase their aggregate 10.5% interest over a four-year period ending in fiscal 2012.  Accordingly, we increased our ownership interest in the subsidiary by an aggregate 4.9% (or one-fourth of such applicable minority interest holders’ aggregate interest in fiscal years 2007 through 2009) to 89.9% effective April 2009.  Further, the remaining minority interest holders currently have the right to cause us to purchase their aggregate 1.5% interest over a four-year period.

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause us to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011.  Accordingly, we increased our ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders’ aggregate interest) to 58% effective April 2008.  We and the minority interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April 2010), which increased our ownership interest to 72% effective December 2008.  The remaining 7% interest is anticipated to be purchased in April 2011.  Further, we have the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning in fiscal 2012, or sooner under certain conditions, and the minority interest holders have the right to cause us to purchase the same equity interests over the same period.

As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, we have the right to purchase the minority interests over a four-year period beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holders have the right to cause us to purchase the same equity interests over the same period.

As part of an agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2008, we have the right to purchase the minority interests over a five-year period beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holders have the right to cause us to purchase the same equity interests over the same period.

The above referenced rights of the minority interest holders (“Put Rights”) may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests (“Redemption Amount”) be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period.  Upon exercise of any Put Right, our ownership interest in the subsidiary would increase and minority interest expense would decrease.  The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding.  Consistent with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” minority interests have been recorded in our consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders.  As described in Note 1, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 in December 2007 that will change the current accounting and financial reporting for noncontrolling (minority) interests.  SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 160 on November 1, 2009.  SFAS No. 160 will require that noncontrolling (minority) interests be reported in the consolidated balance sheet within equity.  We are currently in the process of evaluating the effect such adoption will have on our minority interest liabilities and related Put Rights.  See also “Contractual Obligations” above.

Acquisitions – Additional Contingent Purchase Consideration

As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, we may be obligated to pay additional purchase consideration currently estimated to total up to $3.2 million should the subsidiary meet certain product line-related earnings objectives during calendar years 2008 and 2009.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2006, we may be obligated to pay additional purchase consideration up to $19.2 million should the subsidiary meet certain earnings objectives in fiscal 2009.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to $60 million U.S. dollars based on the April 30, 2009 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, we may be obligated to pay additional consideration of up to approximately $.4 million in aggregate should the subsidiary meet certain earnings objectives during fiscal 2010, 2011 and 2012.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by us or providing future services to us.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  See also “Contractual Obligations” above.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted all required portions of SFAS No. 157 effective November 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on our results of operations, financial position or cash flows.  See Note 7, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements, which provides information about the extent to which fair value is used to measure assets and liabilities and the methods and assumptions used to measure fair value.  We will adopt the portions of SFAS No. 157 that were delayed by FSP FAS 157-2 at the beginning of fiscal 2010 and we are currently in the process of evaluating the effect such adoption will have on our results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, and report unrealized gains and losses on items for which the fair value option has been elected in earnings.  We adopted SFAS No. 159 effective November 1, 2008 and have not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  Accordingly, the adoption of SFAS No. 159 did not impact our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) is a revision of SFAS No. 141 and retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly the “purchase accounting” method) be used for all business combinations and for an acquirer to be identified for each business combination.  However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008, or in fiscal 2010 for us.  We are currently in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on our results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  This statement requires the recognition of a noncontrolling interest (previously referred to as a minority interest) as a separate component within equity in the consolidated balance sheet.  It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of operations.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for us.  We are currently in the process of evaluating the effect the adoption of SFAS No. 160 will have on our results of operations, financial position and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  We adopted SFAS No. 161 effective February 1, 2009.  SFAS No. 161 affects financial statement disclosures only and we will make the required additional disclosures in reporting periods for which we use derivative instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 became effective November 15, 2008.  The adoption of SFAS No. 162 did not have a material effect on our results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 is effective for reporting periods ending after June 15, 2009, or in the third quarter of fiscal 2009 for us.  We are currently in the process of evaluating the effect the adoption of SFAS No. 165 will have on our financial statements and will make the required additional disclosures in reporting periods in which subsequent events occur.

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements.  Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies.  We have based these forward-looking statements on our current expectations and projections about future events.  All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements.  Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information.  Therefore, actual results may differ materially from those expressed or implied in those statements.  Factors that could cause such differences include, but are not limited to:  lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; HEICO’s ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; HEICO’s ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aviation, defense, space and electronics industries, which could negatively impact our costs and revenues; and HEICO’s ability to maintain effective internal controls, which could adversely affect our business and the market price of our common stock.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

There have not been any material changes in the Company’s assessment of its sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During March 2009, the Company repurchased 193,736 shares of its Class A Common Stock at an average price of $20.08 per share and 184,500 shares of its Common Stock at an average price of $22.81 per share under a pre-existing share repurchase authorization that was announced by the Company’s Board of Directors in October 2002.

On March 31, 2009, the Company announced that its Board of Directors approved an increase in the Company’s share repurchase program by an aggregate 1,000,000 shares of either or both Class A Common Stock and Common Stock.

Including 24,742 shares available for repurchase under HEICO’s pre-existing Board of Directors approval, but which had not been completely utilized, the Company may now repurchase up to a total of 1,024,742 shares of its common stock.  Purchases can be executed, at management’s discretion, in the open market or via private transactions.  The Company’s share repurchase program does not have a fixed expiration date.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on March 27, 2009, the Company’s shareholders elected nine directors. The number of votes cast for and withheld for each nominee for director was as follows:

	Votes	Votes
Director Nominee	For	Withheld

Samuel L. Higginbottom	9,986,394	1,514,965
Mark H. Hildebrandt	11,366,187	135,172
Wolfgang Mayrhuber	9,910,493	1,590,866
Eric A. Mendelson	11,279,814	221,545
Laurans A. Mendelson	11,350,158	151,201
Victor H. Mendelson	11,279,814	221,545
Albert Morrison, Jr.	11,318,863	182,496
Dr. Alan Schriesheim	11,316,969	184,390
Frank J. Schwitter	11,321,874	179,485

The Company’s shareholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2009, with 11,398,454 votes for the proposal, 21,145 votes against and 81,760 abstentions.

Item 6. EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date: June 3, 2009	By:	/s/ THOMAS S. IRWIN
Thomas S. Irwin Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.