Form 10-Q
period 2009-07-31
HEICO CORP
filed 2009-09-01
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 27, 2009 is as follows:

Common Stock, $.01 par value	10,395,141 shares
Class A Common Stock, $.01 par value	15,692,484 shares

HEICO CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	July 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,948,000	$12,562,000
Accounts receivable, net	72,161,000	88,403,000
Inventories, net	145,496,000	132,910,000
Prepaid expenses and other current assets	10,446,000	3,678,000
Deferred income taxes	15,306,000	13,957,000
Total current assets	250,357,000	251,510,000

Property, plant and equipment, net	60,496,000	59,966,000
Goodwill	348,005,000	323,393,000
Intangible assets, net	34,834,000	24,983,000
Other assets	19,758,000	16,690,000
Total assets	$713,450,000	$676,542,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$233,000	$220,000
Trade accounts payable	29,512,000	29,657,000
Accrued expenses and other current liabilities	30,267,000	49,586,000
Income taxes payable	—	1,765,000
Total current liabilities	60,012,000	81,228,000

Long-term debt, net of current maturities	56,255,000	37,381,000
Deferred income taxes	41,526,000	39,192,000
Other long-term liabilities	20,713,000	17,003,000
Total liabilities	178,506,000	174,804,000
Minority interests in consolidated subsidiaries (Note 12)	89,693,000	83,978,000

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
Participating Preferred Stock and 300,000 shares designated
as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000,000 shares
authorized; 10,395,141 and 10,572,641 shares issued and
outstanding, respectively	104,000	106,000
Class A Common Stock, $.01 par value per share; 30,000,000
shares authorized; 15,692,374 and 15,829,790 shares issued
and outstanding, respectively	157,000	158,000
Capital in excess of par value	224,074,000	229,443,000
Accumulated other comprehensive loss	(1,796,000)	(4,819,000)
Retained earnings	222,712,000	192,872,000
Total shareholders’ equity	445,251,000	417,760,000
Total liabilities and shareholders’ equity	$713,450,000	$676,542,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	Nine months ended July 31,		Three months ended July 31,
	2009	2008	2009	2008

Net sales	$394,689,000	$425,631,000	$134,086,000	$147,305,000

Operating costs and expenses:
Cost of sales	262,456,000	272,595,000	88,275,000	93,454,000
Selling, general and administrative expenses	68,039,000	75,958,000	24,389,000	26,362,000

Total operating costs and expenses	330,495,000	348,553,000	112,664,000	119,816,000

Operating income	64,194,000	77,078,000	21,422,000	27,489,000

Interest expense	(484,000)	(1,951,000)	(177,000)	(444,000)
Other income (expense)	186,000	(218,000)	184,000	(144,000)

Income before income taxes and minority interests	63,896,000	74,909,000	21,429,000	26,901,000

Income tax expense	19,331,000	26,040,000	6,511,000	9,500,000

Income before minority interests	44,565,000	48,869,000	14,918,000	17,401,000

Minority interests’ share of income	11,575,000	14,008,000	3,786,000	4,574,000

Net income	$32,990,000	$34,861,000	$11,132,000	$12,827,000

Net income per share:
Basic	$1.26	$1.33	$.43	$.49
Diluted	$1.22	$1.28	$.41	$.47

Weighted average number of common shares outstanding:
Basic	26,239,281	26,280,211	26,082,914	26,379,608
Diluted	27,053,584	27,242,251	26,906,290	27,271,841

Cash dividends per share	$.12	$.10	$.06	$.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine months ended July 31,
	2009	2008

Operating Activities:
Net income	$32,990,000	$34,861,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,951,000	11,339,000
Deferred income tax (benefit) provision	(1,376,000)	2,179,000
Minority interests’ share of income	11,575,000	14,008,000
Tax benefit from stock option exercises	1,889,000	6,281,000
Excess tax benefit from stock option exercises	(1,572,000)	(4,347,000)
Stock option compensation expense	15,000	138,000
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	20,207,000	7,867,000
Increase in inventories	(9,282,000)	(13,062,000)
Increase in prepaid expenses and other current assets	(2,271,000)	(448,000)
(Decrease) increase in trade accounts payable	(2,995,000)	456,000
Decrease in accrued expenses and other current liabilities	(15,776,000)	(2,294,000)
Decrease in income taxes payable	(1,080,000)	(286,000)
Other	444,000	(66,000)
Net cash provided by operating activities	43,719,000	56,626,000

Investing Activities:
Acquisitions and related costs, net of cash acquired	(45,830,000)	(28,747,000)
Capital expenditures	(7,784,000)	(10,121,000)
Other	73,000	133,000
Net cash used in investing activities	(53,541,000)	(38,735,000)

Financing Activities:
Borrowings on revolving credit facility	68,000,000	40,000,000
Payments on revolving credit facility	(49,000,000)	(51,000,000)
Borrowings on short-term line of credit	—	500,000
Payments on short-term line of credit	—	(500,000)
Payment of industrial development revenue bonds	—	(1,980,000)
Repurchases of common stock	(8,098,000)	—
Distributions to minority interest owners	(5,994,000)	(5,902,000)
Cash dividends paid	(3,150,000)	(2,631,000)
Excess tax benefit from stock option exercises	1,572,000	4,347,000
Proceeds from stock option exercises	822,000	2,157,000
Other	(158,000)	(1,087,000)
Net cash provided by (used in) financing activities	3,994,000	(16,096,000)

Effect of exchange rate changes on cash	214,000	(177,000)

Net (decrease) increase in cash and cash equivalents	(5,614,000)	1,618,000
Cash and cash equivalents at beginning of year	12,562,000	4,947,000
Cash and cash equivalents at end of period	$6,948,000	$6,565,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” “we,” “us,” “our” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.  The October 31, 2008 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented.  The results of operations for the nine months ended July 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.  The unaudited condensed consolidated financial statements reflect management’s evaluation of subsequent events through September 1, 2009, the date of issuance of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted all required portions of SFAS No. 157 effective November 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations, financial position or cash flows.  See Note 7, Fair Value Measurements, which provides information about the extent to which fair value is used to measure assets and liabilities and the methods and assumptions used to measure fair value.  The portions of SFAS No. 157 that were delayed by FSP FAS 157-2 will be adopted by the Company at the beginning of fiscal 2010, and the Company is currently in the process of evaluating the effect such adoption will have on its results of operations, financial position and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company adopted SFAS No. 161 effective February 1, 2009.  SFAS No. 161 affects financial statement disclosures only, and the Company will make the required additional disclosures in reporting periods for which it uses derivative instruments.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events, which is through the date the financial statements are issued for a public entity such as HEICO.  The Company adopted SFAS No. 165 effective in the third quarter of fiscal 2009.  The adoption of SFAS No. 165 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS No. 168 is effective for reporting periods ending after September 15, 2009, or in the fourth quarter of fiscal 2009 for HEICO.  SFAS No. 168 is not intended to change GAAP, therefore the Company does not expect the adoption of SFAS No. 168 to have an impact on its results of operations, financial position or cash flows.

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

During the first quarter of fiscal 2009, the Company, through its HEICO Electronic Technologies Corp. subsidiary (“HEICO Electronic”), paid $2.2 million of additional purchase consideration pursuant to the terms of the purchase agreement associated with a previous year acquisition.  The amount paid, which was accrued as of October 31, 2008, was based on a multiple of the subsidiary’s earnings relative to target.  Since this amount was not contingent upon the former shareholders of the acquired entity remaining employed by the Company or providing future services to the Company, the payment was recorded as an additional cost of the acquired entity.

In April 2009, the Company, through HEICO Electronic, acquired an additional 3.4% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 89.9%.  The purchase price of the acquired equity interest was paid using cash provided by operating activities.

In May 2009, the Company, through HEICO Electronic, acquired 82.5% of the stock of VPT, Inc. (“VPT”), a U.S. company that designs and provides power conversion products principally serving the defense, space and aviation industries.  The remaining 17.5% is owned by an existing shareholder which is also a supplier to the acquired company.  The Company has the right to purchase the minority interests beginning at the fifth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holder has the right to cause the Company to purchase the same equity interests over the same period.  In addition, subject to meeting certain earnings objectives during each of the first three years following the acquisition, the Company may be obligated to pay additional consideration of up to approximately $1.3 million in fiscal 2010, $1.3 million in fiscal 2011 and $10.1 million in fiscal 2012.

The fiscal 2009 acquisitions described above were accounted for using the purchase method of accounting.  The purchase price of each acquisition was paid in cash using proceeds from the Company’s revolving credit facility unless otherwise noted and was not significant to the Company’s condensed consolidated financial statements.  The allocation of the purchase price of the fiscal 2009 acquisition of VPT to the tangible and identifiable intangible assets acquired and liabilities assumed in these condensed consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.  See Note 12, Commitments and Contingencies, for additional information on put/call rights and contingent purchase consideration associated with certain of the Company’s acquisitions.  The aggregate cost of the fiscal 2009 acquisitions, net of cash acquired, and payment of the aforementioned amounts accrued as of October 31, 2008 was $45.8 million for the nine months ended July 31, 2009.

The operating results of each of the Company’s fiscal 2009 acquisitions noted above and the fiscal 2008 acquisitions were included in the Company’s results of operations from their effective acquisition date.  The following table presents the Company’s unaudited pro forma consolidated operating results assuming the fiscal 2009 and 2008 acquisitions had been consummated as of the beginning of fiscal 2008.  The pro forma information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of the beginning of fiscal 2008.  The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to acquired intangible assets, increased interest expense associated with borrowings to finance the acquisitions, and applicable adjustments to minority interest in net income as well as the exclusion of any acquisition-related expenses.

	For the nine months ended July 31,		For the three months ended July 31,
	2009	2008	2009	2008
Net sales	$408,323	$444,890	$134,086	$154,789
Net income	$34,024	$35,909	$11,132	$13,518
Net income per share:
Basic	$1.30	$1.37	$.43	$.51
Diluted	$1.26	$1.32	$.41	$.50

3. SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	July 31, 2009	October 31, 2008
Accounts receivable	$74,647,000	$90,990,000
Less: Allowance for doubtful accounts	(2,486,000)	(2,587,000)
Accounts receivable, net	$72,161,000	$88,403,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	July 31, 2009	October 31, 2008
Costs incurred on uncompleted contracts	$17,358,000	$21,505,000
Estimated earnings	12,960,000	12,545,000
	30,318,000	34,050,000
Less: Billings to date	(26,859,000)	(28,337,000)
	$3,459,000	$5,713,000
Included in the accompanying Condensed Consolidated
Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated
earnings in excess of billings)	$3,601,000	$6,115,000
Accrued expenses and other current liabilities
(billings in excess of costs and estimated earnings)	(142,000)	(402,000)
	$3,459,000	$5,713,000

Changes in estimates did not have a material effect on net income for the nine months and three months ended July 31, 2009 and 2008.

Inventories

	July 31, 2009	October 31, 2008
Finished products	$82,399,000	$74,281,000
Work in process	15,075,000	17,897,000
Materials, parts, assemblies and supplies	48,022,000	40,732,000
Inventories, net	$145,496,000	$132,910,000

Inventories related to long-term contracts were not significant as of July 31, 2009 and October 31, 2008.

Property, Plant and Equipment

	July 31, 2009	October 31, 2008
Land	$3,656,000	$3,656,000
Buildings and improvements	37,540,000	36,229,000
Machinery, equipment and tooling	78,425,000	73,038,000
Construction in progress	5,678,000	5,446,000
	125,299,000	118,369,000
Less: Accumulated depreciation and amortization	(64,803,000)	(58,403,000)
Property, plant and equipment, net	$60,496,000	$59,966,000

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $8,963,000 and $11,758,000 as of July 31, 2009 and October 31, 2008, respectively. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2009 and 2008 was $6,757,000 and $7,677,000, respectively.  The total customer rebates and credits deducted within net sales for the three months ended July 31, 2009 and 2008 was $2,023,000 and $2,575,000, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2009 are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2008	$181,126,000	$142,267,000	$323,393,000
Goodwill acquired	6,444,000	15,617,000	22,061,000
Foreign currency translation adjustments	16,000	1,669,000	1,685,000
Adjustments to goodwill	866,000	—	866,000
Balances as of July 31, 2009	$188,452,000	$159,553,000	$348,005,000

The goodwill acquired is a result of certain current year acquisitions described in Note 2, Acquisitions.  The foreign currency translation adjustments reflect unrealized translation gains on goodwill recognized in connection with foreign subsidiaries.  Foreign currency translation adjustments are included in other comprehensive income in the Company's Condensed Consolidated Balance Sheets (see Note 8, Shareholders' Equity and Comprehensive Income).  Adjustments to goodwill consist primarily of final purchase price adjustments related to the preliminary allocation of the purchase price during the allocation period for certain prior year acquisitions to the assets acquired and liabilities assumed.

Identifiable intangible assets consist of the following:

	As of July 31, 2009			As of October 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$26,520,000	$(8,947,000)	$17,573,000	$16,845,000	$(6,451,000)	$10,394,000
Intellectual property	3,608,000	(2,323,000)	1,285,000	3,427,000	(1,833,000)	1,594,000
Licenses	1,000,000	(529,000)	471,000	1,000,000	(474,000)	526,000
Non-compete agreements	1,118,000	(923,000)	195,000	1,086,000	(660,000)	426,000
Patents	608,000	(234,000)	374,000	575,000	(189,000)	386,000
	32,854,000	(12,956,000)	19,898,000	22,933,000	(9,607,000)	13,326,000
Non-Amortizing Assets:
Trade names	14,936,000	—	14,936,000	11,657,000	—	11,657,000
	$47,790,000	$(12,956,000)	$34,834,000	$34,590,000	$(9,607,000)	$24,983,000

The increase in the gross carrying amount of customer relationships and trade names as of July 31, 2009 compared to October 31, 2008 principally relates to such intangible assets recognized in connection with an acquisition made during the third quarter of fiscal 2009 (see Note 2, Acquisitions).  The weighted average amortization period of the customer relationships acquired during the nine months ended July 31, 2009 is six years.

Amortization expense related to intangible assets for the nine months ended July 31, 2009 and 2008 was $3,148,000 and $4,004,000, respectively.  Amortization expense related to intangible assets for the three months ended July 31, 2009 and 2008 was $1,336,000 and $1,382,000, respectively.  Amortization expense related to intangible assets for the fiscal year ending October 31, 2009 is estimated to be $4,436,000.  Amortization expense for each of the next five fiscal years is estimated to be $4,538,000 in fiscal 2010, $3,843,000 in fiscal 2011, $3,187,000 in fiscal 2012, $2,659,000 in fiscal 2013 and $2,363,000 in fiscal 2014.

5. SHORT-TERM AND LONG-TERM DEBT

The $2.5 million short-term line of credit that one of the Company’s subsidiaries had with a bank expired in June 2009.

Long-term debt consists of the following:

	July 31, 2009	October 31, 2008
Borrowings under revolving credit facility	$56,000,000	$37,000,000
Notes payable, capital leases and equipment loans	488,000	601,000
	56,488,000	37,601,000
Less: Current maturities of long-term debt	(233,000)	(220,000)
	$56,255,000	$37,381,000

As of July 31, 2009 and October 31, 2008, the weighted average interest rate on borrowings under the Company’s $300 million revolving credit facility was .9% and 3.6%, respectively.  The revolving credit facility contains both financial and non-financial covenants.

As of July 31, 2009, the Company was in compliance with all such covenants.

6. INCOME TAXES

As of July 31, 2009 and October 31, 2008, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2,979,000 and $5,742,000, respectively, of which 2,531,000 and $3,438,000, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized.  A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the nine months ended July 31, 2009 is as follows:

Balance as of October 31, 2008	$5,742,000
Increases related to prior year tax positions	16,000
Decreases related to prior year tax positions	(3,487,000)
Increases related to current year tax positions	878,000
Settlements	(211,000)
Lapse of statutes of limitations	41,000
Balance as of July 31, 2009	$2,979,000

The $2,763,000 decrease in the liability was principally related to the release of reserves for tax positions for which the uncertainty was only related to the timing of such tax benefits and the effect of a favorable settlement reached with the Internal Revenue Service (“IRS”) during the first quarter of fiscal 2009, partially offset by increases related to current year tax positions.  During the IRS’ examination of the income tax credits claimed by the Company in its U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005, new information was obtained that supported an aggregate reduction of the liability for uncertain tax positions concerning research and development activities for fiscal years 2002 through 2008.  As a result of the IRS settlement and associated reserve adjustment, the Company recognized a tax benefit, which increased net income by approximately $1,225,000 for the nine months ended July 31, 2009.  Further, the Company believes that it is reasonably possible that within the next twelve months the California Franchise Tax Board examination of the income tax credit claimed for qualified research and development activities on the Company’s state of California filings for fiscal years 2001 through 2005 will be settled.  Accordingly, the Company reclassified the related liability for unrecognized tax benefits from other long-term liabilities to accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets. In addition, the Company reclassified the $554,000 of income tax refund receivables for the state of California filings from other assets to prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.

During the second quarter of fiscal 2009, the Company filed an application with the IRS for an accounting methodology change that does not require the IRS’ advanced approval.  As this change removes the uncertainty surrounding certain tax positions that was related only to the timing of such tax benefits, the Company released the related reserve, including interest, and deferred tax asset upon filing the application, which did not have a material effect on net income for the nine months ended July 31, 2009.

Except for the events discussed above, there were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations.  The accrual of interest and penalties related to the unrecognized tax benefits was not material for the nine months ended July 31, 2009.  Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities;
Level 2 —	Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability either directly or indirectly; or
Level 3 —	Unobservable inputs for the asset or liability where there is little or no market data, requiring management to develop its own assumptions.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities and nonfinancial assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plans
Corporate owned life insurance	$—	$14,124,000	$—	$14,124,000
Mutual funds	2,019,000	—	—	2,019,000
Equity securities	979,000	—	—	979,000
Other	1,000	192,000	—	193,000
Total	$2,999,000	$14,316,000	$—	$17,315,000

Liabilities	—	—	—	—

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2.  Certain other assets of the LCP represent investments in publicly-traded mutual funds and equity securities and are classified within Level 1.  The assets of the Company’s other deferred compensation plan are principally invested in publicly-traded mutual funds and equity securities and a life insurance policy, and the fair values of this plan’s assets are classified within Level 1 and Level 2, respectively.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $17,353,000 as of July 31, 2009.

8. SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in consolidated shareholders’ equity and comprehensive income for the nine months ended July 31, 2009 are as follows:

				Accumulated
		Class A	Capital in	Other
	Common	Common	Excess of	Comprehensive	Retained	Comprehensive
	Stock	Stock	Par Value	Loss	Earnings	Income

Balances as of October 31, 2008	$106,000	$158,000	$229,443,000	$(4,819,000)	$192,872,000
Net income	—	—	—	—	32,990,000	$32,990,000
Foreign currency translation adjustments	—	—	—	2,859,000	—	2,859,000
Comprehensive income	—	—	—	—	—	$35,849,000
Repurchases of common stock	(2,000)	(2,000)	(8,094,000)	—	—
Cash dividends ($.12 per share)	—	—	—	—	(3,150,000)
Tax benefit from stock option exercises	—	—	1,889,000	—	—
Proceeds from stock option exercises	—	1,000	821,000	—	—
Stock option compensation expense	—	—	15,000	—	—
Other	—	—	—	164,000	—
Balances as of July 31, 2009	$104,000	$157,000	$224,074,000	$(1,796,000)	$222,712,000

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

9. RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the nine months ended July 31, 2009 and 2008 includes approximately $14.8 million and $13.9 million, respectively, of new product research and development expenses.  Cost of sales for the three months ended July 31, 2009 and 2008 includes approximately $5.1 million and $5.4 million, respectively, of new product research and development expenses.

10. NET INCOME PER SHARE

The computation of basic and diluted net income per share is as follows:

	Nine months ended July 31,		Three months ended July 31,
	2009	2008	2009	2008
Numerator:
Net income	$32,990,000	$34,861,000	$11,132,000	$12,827,000

Denominator:
Weighted average common shares outstanding-basic	26,239,281	26,280,211	26,082,914	26,379,608
Effect of dilutive stock options	814,303	962,040	823,376	892,233
Weighted average common shares outstanding-diluted	27,053,584	27,242,251	26,906,290	27,271,841

Net income per share-basic	$1.26	$1.33	$.43	$.49
Net income per share-dilutive	$1.22	$1.28	$.41	$.47

Anti-dilutive stock options excluded	2,554	—	7,663	—

11. OPERATING SEGMENTS

Summarized financial information for the Company’s two operating segments, the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine months and three months ended July 31, 2009 and 2008, respectively, is as follows:

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
For the nine months ended July 31, 2009:
Net sales	$297,543,000	$97,523,000	$(377,000)	$394,689,000
Depreciation and amortization	7,330,000	3,287,000	334,000	10,951,000
Operating income	46,297,000	26,508,000	(8,611,000)	64,194,000
Capital expenditures	6,644,000	1,075,000	65,000	7,784,000

For the nine months ended July 31, 2008:
Net sales	$320,286,000	$105,697,000	$(352,000)	$425,631,000
Depreciation and amortization	6,905,000	4,068,000	366,000	11,339,000
Operating income	59,723,000	27,731,000	(10,376,000)	77,078,000
Capital expenditures	7,928,000	1,635,000	558,000	10,121,000

For the three months ended July 31, 2009:
Net sales	$97,236,000	$37,054,000	$(204,000)	$134,086,000
Depreciation and amortization	2,521,000	1,409,000	113,000	4,043,000
Operating income	14,759,000	9,935,000	(3,272,000)	21,422,000
Capital expenditures	1,867,000	466,000	54,000	2,387,000

For the three months ended July 31, 2008:
Net sales	$109,969,000	$37,676,000	$(340,000)	$147,305,000
Depreciation and amortization	2,483,000	1,366,000	182,000	4,031,000
Operating income	20,392,000	10,783,000	(3,686,000)	27,489,000
Capital expenditures	2,596,000	469,000	108,000	3,173,000

Total assets by operating segment as of July 31, 2009 and October 31, 2008 are as follows:

			Other,
	Segment		Primarily	Consolidated
	FSG	ETG	Corporate	Totals

Total assets as of July 31, 2009	$423,670,000	$256,669,000	$33,111,000	$713,450,000
Total assets as of October 31, 2008	418,079,000	220,888,000	37,575,000	676,542,000

The increase in total assets of the ETG as of July 31, 2009 compared to October 31, 2008 principally relates to an acquisition made during the third quarter of fiscal 2009 (see Note 2, Acquisitions).

12. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million, which is supported by the Company’s revolving credit facility, to meet the security requirement of its insurance company for potential workers’ compensation claims.

Product Warranty

Changes in the Company’s product warranty liability, which is included within accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet, for the nine months ended July 31, 2009 and 2008, respectively, are as follows:

	Nine months ended July 31,
	2009	2008
Balances as of beginning of fiscal year	$671,000	$1,181,000
Accruals for warranties	1,163,000	1,053,000
Warranty claims settled	(645,000)	(592,000)
Balances as of July 31	$1,189,000	$1,642,000

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

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause the Company to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011.  Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders’ aggregate interest) to 58% effective April 2008.  The Company and the minority interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April 2010), which increased the Company’s ownership interest to 72% effective December 2008.  The remaining 7% interest is scheduled to be purchased in April 2011.  Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning in fiscal 2012, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interests over the same period.

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

As part of an agreement to acquire an 82.5% interest in a subsidiary by the ETG in fiscal 2009, the Company has the right to purchase the minority interests beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holder has the right to cause the Company to purchase the same equity interests over the same period.

The above referenced rights of the minority interest holders (“Put Rights”) may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests (“Redemption Amount”) be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate Redemption Amount that the Company would be required to pay is approximately $48 million.  The actual Redemption Amount will likely be different.  Upon exercise of any Put Right, the Company’s ownership interest in the subsidiary would increase and minority interest expense would decrease.  The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding.  Consistent with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” minority interests have been recorded in the Company’s consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders.  As described in Note 1, Summary of Significant Accounting Policies, the FASB issued SFAS No. 160 in December 2007 that will change the current accounting and financial reporting for noncontrolling (minority) interests.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company will adopt SFAS No. 160 on November 1, 2009.  SFAS No. 160 requires that noncontrolling (minority) interests be reported in the consolidated balance sheet within equity.  The Company is currently in the process of evaluating the effect such adoption will have on its minority interest liabilities and related Put Rights.

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

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to approximately $67 million U.S. dollars based on the July 31, 2009 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional consideration of up to approximately $.4 million should the subsidiary meet certain earnings objectives during fiscal 2010, 2011 and 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional consideration of up to approximately $1.3 million in fiscal 2010, $1.3 million in fiscal 2011 and $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during each of the first three years following the acquisition.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent consideration that the Company could be required to pay is approximately $103 million payable over future periods beginning in fiscal 2010 through fiscal 2013.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that the Company would be required to pay is approximately $11 million.  The actual contingent purchase consideration will likely be different.

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

Our results of operations for the nine and three months ended July 31, 2009 have been affected by certain fiscal 2009 acquisitions.  In December 2008, we acquired, through HEICO Aerospace, an additional 14% equity interest in one of our subsidiaries, which increased our ownership interest to 72%.  In May 2009, we acquired, through HEICO Electronic, 82.5% of the stock of VPT, Inc. (“VPT”).  The acquisitions have been accounted for using the purchase method of accounting and are included in our results of operations from the effective dates of acquisition.  The purchase price of each acquisition was paid in cash using proceeds from our revolving credit facility and was not significant to our condensed consolidated financial statements.  For further information regarding our fiscal 2009 acquisitions, see Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations.

	Nine months ended July 31,		Three months ended July 31,
	2009	2008	2009	2008
Net sales	$394,689,000	$425,631,000	$134,086,000	$147,305,000
Cost of sales	262,456,000	272,595,000	88,275,000	93,454,000
Selling, general and administrative expenses	68,039,000	75,958,000	24,389,000	26,362,000
Total operating costs and expenses	330,495,000	348,553,000	112,664,000	119,816,000
Operating income	$64,194,000	$77,078,000	$21,422,000	$27,489,000

Net sales by segment:
Flight Support Group	$297,543,000	$320,286,000	$97,236,000	$109,969,000
Electronic Technologies Group	97,523,000	105,697,000	37,054,000	37,676,000
Intersegment sales	(377,000)	(352,000)	(204,000)	(340,000)
	$394,689,000	$425,631,000	$134,086,000	$147,305,000

Operating income by segment:
Flight Support Group	$46,297,000	$59,723,000	$14,759,000	$20,392,000
Electronic Technologies Group	26,508,000	27,731,000	9,935,000	10,783,000
Other, primarily corporate	(8,611,000)	(10,376,000)	(3,272,000)	(3,686,000)
	$64,194,000	$77,078,000	$21,422,000	$27,489,000

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.5%	36.0%	34.2%	36.6%
Selling, general and administrative expenses	17.2%	17.8%	18.2%	17.9%
Operating income	16.3%	18.1%	16.0%	18.7%
Interest expense	.1%	.5%	.1%	.3%
Other income (expense)	—	(.1%)	.1%	(.1%)
Income tax expense	4.9%	6.1%	4.9%	6.4%
Minority interests’ share of income	2.9%	3.3%	2.8%	3.1%
Net income	8.4%	8.2%	8.3%	8.7%

Comparison of First Nine Months of Fiscal 2009 to First Nine Months of Fiscal 2008

Net Sales

Net sales for the first nine months of fiscal 2009 decreased by 7.3% to $394.7 million, as compared to net sales of $425.6 million for the first nine months of fiscal 2008.  The decrease in net sales reflects a decrease of $22.7 million (a 7.1% decrease) to $297.5 million in net sales within the FSG and a decrease of $8.2 million (a 7.7% decrease) to $97.5 million in net sales within the ETG.  The net sales decline in both the FSG and the ETG reflects the continued effects of the slowdown in global economic activity, which has resulted in a reduction in customer demand.  The net sales decrease within the FSG reflects the fall in demand for our aftermarket parts and services resulting from worldwide airline capacity cuts and efforts to reduce spending and conserve cash by the airline industry.  Within the ETG, we are generally seeing some strength in our defense related businesses, including space and homeland security products, but continued weakness in customer demand for certain of our medical, telecommunication and electronic products.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 33.5% for the first nine months of fiscal 2009 as compared to 36.0% for the first nine months of fiscal 2008, mainly reflecting lower margins within the FSG due principally to a less favorable product mix as well as a higher investment by HEICO in the research and development of new products and services.  Consolidated cost of sales for the first nine months of fiscal 2009 and 2008 includes approximately $14.8 million and $13.9 million, respectively, of new product research and development expenses.

Selling, general and administrative (“SG&A”) expenses were $68.0 million and $76.0 million for the first nine months of fiscal 2009 and fiscal 2008, respectively.  The decrease in SG&A expenses was mainly due to lower operating costs, principally personnel related, associated with cost reduction initiatives and the decline in net sales discussed above.  These cost reductions resulted in a decrease of SG&A expenses as a percentage of net sales from 17.8% for the first nine months of fiscal 2008 to 17.2% for the first nine months of fiscal 2009.

Operating Income

Operating income for the first nine months of fiscal 2009 decreased by 16.7% to $64.2 million, compared to operating income of $77.1 million for the first nine months of fiscal 2008.  The decrease in operating income reflects a decrease of $13.4 million (a 22.4% decrease) to $46.3 million in operating income of the FSG in the first nine months of fiscal 2009 from $59.7 million for the first nine months of fiscal 2008, a $1.2 million decrease (a 4.4% decrease) in operating income of the ETG from $27.7 million for the first nine months of fiscal 2008 to $26.5 million for the first nine months of fiscal 2009, partially offset by a $1.8 million decrease in corporate expenses.

As a percentage of net sales, consolidated operating income decreased to 16.3% for the first nine months of fiscal 2009 compared to 18.1% for the first nine months of fiscal 2008.  The consolidated operating income as a percentage of net sales reflects a decrease in the FSG’s operating income as a percentage of net sales from 18.6% in the first nine months of fiscal 2008 to 15.6% in the first nine months of fiscal 2009, partially offset by an increase in the ETG’s operating income as a percentage of net sales from 26.2% in the first nine months of fiscal 2008 to 27.2% in the first nine months of fiscal 2009.  The decrease in operating income as a percentage of net sales for the FSG principally reflects the aforementioned impact of the lower sales volume on gross profit margins and a less favorable product mix.  The increase in operating income as a percentage of net sales for the ETG principally reflects a favorable product mix.

Interest Expense

Interest expense decreased to $484,000 in the first nine months of fiscal 2009 from $1,951,000 in the first nine months of fiscal 2008.  The decrease was principally due to lower variable interest rates under our revolving credit facility in the first nine months of fiscal 2009.

Other Income (Expense)

Other income (expense) in the first nine months of fiscal 2009 and 2008 was not material.

Income Tax Expense

Our effective tax rate for the first nine months of fiscal 2009 decreased to 30.3% from 34.8% for the first nine months of 2008.  This decrease principally reflects a settlement reached with the Internal Revenue Service (“IRS”) during the first quarter of fiscal 2009 and a lower effective state income tax rate.  The IRS settlement pertained to the income tax credits claimed on HEICO’s U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005 and a resulting reduction to the related reserve for fiscal years 2002 through 2008 based on new information obtained during the examination, which increased net income by approximately $1,225,000, or $.05 per diluted share, for the first nine months of fiscal 2009.  The lower effective state income tax rate was due to changes in certain state tax laws which impacted state apportionment factors.

Minority Interests’ Share of Income

Minority interests’ share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace and HEICO Electronic.  The decrease in the minority interests’ share of income for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 is principally attributable to the acquired additional equity interests of certain FSG subsidiaries in which minority interests exist as well as the lower earnings of the FSG.

Net Income

Our net income was $33.0 million, or $1.22 per diluted share, for the first nine months of fiscal 2009 compared to $34.9 million, or $1.28 per diluted share, for the first nine months of fiscal 2008 reflecting the decreased operating income referenced above, partially offset by the aforementioned favorable IRS settlement, the decreased minority interests’ share of income of certain consolidated subsidiaries and lower interest expense.

Comparison of Third Quarter of Fiscal 2009 to Third Quarter of Fiscal 2008

Net Sales

Net sales for the third quarter of fiscal 2009 decreased by 9.0% to $134.1 million, as compared to net sales of $147.3 million for the third quarter of fiscal 2008.  The decrease in net sales reflects a decrease of $12.7 million (an 11.6% decrease) to $97.2 million in net sales within the FSG and a decrease of $.6 million (a 1.7% decrease) to $37.1 million in net sales within the ETG.  The net sales decline in both the FSG and the ETG reflects the continued effects of the slowdown in global economic activity, which has resulted in a reduction in customer demand.  The net sales decline in the ETG was partially offset by the impact of the May 2009 acquisition of VPT.  Within the FSG, we have experienced a fall in demand for our aftermarket parts and services and a corresponding decrease in net sales resulting from worldwide airline capacity cuts and efforts to reduce spending and conserve cash by the airline industry.  Within the ETG, we are generally seeing some strength in our defense related businesses, including space and homeland security products, but continued weakness in customer demand for certain of our medical, telecommunication and electronic products.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 34.2% for the third quarter of fiscal 2009 as compared to 36.6% for the third quarter of fiscal 2008, principally reflecting lower margins within the FSG primarily due to the impact of a less favorable product mix.  Consolidated cost of sales for the third quarter of fiscal 2009 and 2008 includes approximately $5.1 million and $5.4 million, respectively, of new product research and development expenses.

SG&A expenses were $24.4 million and $26.4 million for the third quarter of fiscal 2009 and fiscal 2008, respectively.  The decrease in SG&A expenses was mainly due to lower operating costs, principally personnel related, associated with cost reduction initiatives and the decline in net sales discussed above, partially offset by the operating costs of VPT, which was acquired in May 2009.  SG&A expenses as a percentage of net sales were 18.2% for the third quarter of fiscal 2009 compared to 17.9% for the third quarter of fiscal 2008.

Operating Income

Operating income for the third quarter of fiscal 2009 decreased by 22.1% to $21.4 million, compared to operating income of $27.5 million for the third quarter of fiscal 2008.  The decrease in operating income reflects a decrease of $5.6 million (a 27.6% decrease) to $14.8 million in operating income of the FSG in the third quarter of fiscal 2009 from $20.4 million for the third quarter of fiscal 2008, a $.9 million decrease (a 7.9% decrease) in operating income of the ETG from $10.8 million for the third quarter of fiscal 2008 to $9.9 million for the third quarter of fiscal 2009, partially offset by a $.4 million decrease in corporate expenses.

As a percentage of net sales, consolidated operating income decreased to 16.0% for the third quarter of fiscal 2009 compared to 18.7% for the third quarter of fiscal 2008.  The consolidated operating income as a percentage of net sales principally reflects a decrease in the FSG’s operating income as a percentage of net sales from 18.5% in the third quarter of fiscal 2008 to 15.2% in the third quarter of fiscal 2009 and a decrease in the ETG’s operating income as a percentage of net sales from 28.6% in the third quarter of fiscal 2008 to 26.8% in the third quarter of fiscal 2009.  The decrease in operating income as a percentage of net sales for the FSG principally reflects the impact of the lower sales volumes on gross profit margins, including a resultant increase in inventory reserves of certain parts evaluated as slow-moving, and a less favorable product mix.  The decrease in operating income as a percentage of net sales for the ETG principally reflects the impact of higher SG&A expenses as a percentage of net sales due to the lower sales volume, partially offset by a favorable product mix.

Interest Expense

Interest expense decreased to $177,000 in the third quarter of fiscal 2009 from $444,000 in the third quarter of fiscal 2008.  The decrease was principally due to lower variable interest rates, partially offset by a higher weighted average balance outstanding under our revolving credit facility in the third quarter of fiscal 2009.

Other Income (Expense)

Other income (expense) in the third quarter of fiscal 2009 and 2008 was not material.

Income Tax Expense

Our effective tax rate for the third quarter of fiscal 2009 decreased to 30.4% from 35.3% for the third quarter of fiscal 2008.  This decrease principally reflects a larger income tax credit for qualified research and development activities recognized in the third quarter of fiscal 2009 compared to 2008 as well as a lower effective state income tax rate.  The lower effective state income tax rate was due to changes in certain state tax laws which impacted state apportionment factors.

Minority Interests’ Share of Income

Minority interests’ share of income of consolidated subsidiaries relates to the 20% minority interest held in HEICO Aerospace and the minority interests held in certain subsidiaries of HEICO Aerospace and HEICO Electronic.  The decrease in the minority interests’ share of income for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was principally attributable to the acquired additional equity interests of certain FSG subsidiaries in which minority interests exist as well as lower earnings of the FSG, partially offset by the minority interest held in VPT.

Net Income

Our net income was $11.1 million, or $.41 per diluted share, for the third quarter of fiscal 2009 compared to $12.8 million, or $.47 per diluted share, for the third quarter of fiscal 2008.  This decrease in net income reflects the decreased operating income referenced above, partially offset by a lower effective tax rate, the decreased minority interests’ share of income of certain consolidated subsidiaries and lower interest expense.

Outlook

Although airline capacity reductions have been moderating in recent months, near-term visibility remains somewhat opaque. Based on current market conditions, we are targeting fiscal 2009 full year net sales and diluted net income per share to be approximately 7% to 9% lower when compared to 2008.  These targets are within the range of our prior estimates and exclude the impact of additional acquisitions, if any.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, payments of principal and interest on debt, capital expenditures, cash dividends and increases in working capital.

We finance our activities primarily from our operating activities and financing activities, including borrowings under short-term and long-term credit agreements.  As of July 31, 2009, our net debt to equity ratio was a low 11%, with net debt (total debt less cash and cash equivalents) of $49.5 million, and we have no significant debt maturities until fiscal 2013.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $43.7 million for the first nine months of fiscal 2009, consisting primarily of net income of $33.0 million, minority interests’ share of income of consolidated subsidiaries of $11.6 million, depreciation and amortization of $11.0 million and a tax benefit on stock option exercises of $1.9 million, partially offset by an increase in net operating assets of $11.2 million, the presentation of $1.6 million of excess tax benefit from stock option exercises as a financing activity, and a deferred tax benefit of $1.4 million.  The increase in net operating assets principally reflects the payment of certain accrued employee compensation and accrued additional purchase consideration since October 31, 2008 and a higher level of inventories, partially offset by a decrease in accounts receivable due to the timing of cash collections and lower net sales.

Net cash provided by operating activities decreased $12.9 million from $56.6 million for the first nine months of fiscal 2008 to $43.7 million for the first nine months of fiscal 2009 due to lower income before minority interests, a reduction in accrued expenses and other current liabilities related to a lower accrual for performance based awards, and a reduced tax benefit from stock option exercises partially offset by a decrease in accounts receivable due to lower sales volumes and the timing of cash collections.

Investing Activities

Net cash used in investing activities during the first nine months of fiscal 2009 related primarily to acquisitions and related costs of $45.8 million and capital expenditures totaling $7.8 million.  Acquisitions and related costs principally reflect the acquisition of VPT, an additional 14% of the equity interests of a subsidiary of the FSG and additional purchase consideration related to a subsidiary acquired in a previous year, which was accrued as of October 31, 2008 based on the subsidiary’s earnings relative to target.  Further details on the fiscal 2009 acquisitions can be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities during the first nine months of fiscal 2009 primarily related to net borrowings on our revolving credit facility of $19.0 million and the presentation of $1.6 million of excess tax benefit from stock option exercises as a financing activity, offset by repurchases of our common stock of $8.1 million, distributions to minority interest holders of $6.0 million, and the payment of $3.2 million in cash dividends on our common stock.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2008.

As discussed in “Off-Balance Sheet Arrangements – Acquisitions – Put/Call Rights” below, the minority interest holders of certain subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods and assuming all Put Rights are exercised, the aggregate amount that we would be required to pay is approximately $48 million.  The actual amount will likely be different.

Further, as discussed in “Off-Balance Sheet Arrangements – Acquisitions – Additional Contingent Purchase Consideration” below, we may be obligated to pay additional contingent purchase consideration based on future earnings of certain acquired businesses.  The aggregate maximum amount of such contingent consideration that we could be required to pay is approximately $103 million payable over future periods beginning in fiscal 2010 through fiscal

2013.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent consideration that we would be required to pay is approximately $11 million.  The actual contingent purchase consideration will likely be different.

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

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the minority interest holders exercised their option during fiscal 2008 to cause us to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011.  Accordingly, we increased our ownership interest in the subsidiary by 7% (or one-fourth of such minority interest holders’ aggregate interest) to 58% effective April 2008.  We and the minority interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April 2010), which increased our ownership interest to 72% effective December 2008.  The remaining 7% interest is scheduled to be purchased in April 2011.  Further, we have the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning in fiscal 2012, or sooner under certain conditions, and the minority interest holders have the right to cause us to purchase the same equity interests over the same period.

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

As part of an agreement to acquire an 82.5% interest in a subsidiary by the ETG in fiscal 2009, we have the right to purchase the minority interests beginning in fiscal 2014, or sooner under certain conditions, and the minority interest holder has the right to cause us to purchase the same equity interests over the same period.

The above referenced rights of the minority interest holders (“Put Rights”) may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests (“Redemption Amount”) be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period.  Upon exercise of any Put Right, our ownership interest in the subsidiary would increase and minority interest expense would decrease.  The Put Rights are embedded in the shares owned by the minority interest holders and are not freestanding.  Consistent with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” minority interests have been recorded in our consolidated balance sheets at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the minority interest holders.  As described in Note 1, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 in December 2007 that will change the current accounting and financial reporting for noncontrolling (minority) interests.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  We will adopt SFAS No. 160 on November 1, 2009.  SFAS No. 160 requires that noncontrolling (minority) interests be reported in the consolidated balance sheet within equity.  We are currently in the process of evaluating the effect such adoption will have on our minority interest liabilities and related Put Rights.  See also “Contractual Obligations” above.

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

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to approximately $67 million U.S. dollars based on the July 31, 2009 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, we may be obligated to pay additional consideration of up to approximately $.4 million in aggregate should the subsidiary meet certain earnings objectives during fiscal 2010, 2011 and 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional consideration of up to approximately $1.3 million in fiscal 2010, $1.3 million in fiscal 2011 and $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during each of the first three years following the acquisition.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted all required portions of SFAS No. 157 effective November 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on our results of operations, financial position or cash flows.  See Note 7, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements, which provides information about the extent to which fair value is used to measure assets and liabilities and the methods and assumptions used to measure fair value.  We will adopt the portions of SFAS No. 157 that were delayed by FSP FAS 157-2 at the beginning of fiscal 2010, and we are currently in the process of evaluating the effect such adoption will have on our results of operations, financial position and cash flows.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events, which is through the date the financial statements are issued for a public entity such as ours.  We adopted SFAS No. 165 in the third quarter of fiscal 2009.  The adoption of SFAS No. 165 did not impact our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS No. 168 is effective for reporting periods ending after September 15, 2009, or in the fourth quarter of fiscal 2009 for us.  SFAS No. 168 is not intended to change GAAP, therefore we do not expect the adoption of SFAS No. 168 to have an impact on our results of operations, financial position or cash flows.

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

PART II.  OTHER INFORMATION

Item2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales or repurchases of the Company’s equity securities during the third quarter of 2009.  The Company may repurchase up to a total of 1,024,742 shares of its common stock under its existing share repurchase program.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date: September 1, 2009	By:	/s/ THOMAS S. IRWIN
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