Form 10-K
period 2009-10-31
HEICO CORP
filed 2009-12-23
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to__________________

Commission file number 1-4604

HEICO CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0341002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Taft Street, Hollywood, Florida	33021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 987-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange
Class A Common Stock, $.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:

Rights to Purchase Series B Junior Participating Preferred Stock
Rights to Purchase Series C Junior Participating Preferred Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non−accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $639,454,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2009 as reported by the New York Stock Exchange.

The number of shares outstanding of each of the registrant's classes of common stock as of December 17, 2009:

Common Stock, $.01 par value	10,421,225 shares
Class A Common Stock, $.01 par value	15,732,299 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HEICO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS

The Company

HEICO Corporation through its subsidiaries (collectively, “HEICO,” “we,” “us,” “our” or the “Company”) believes it is the world’s largest manufacturer of Federal Aviation Administration (“FAA”)-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers (“OEMs”) and their subcontractors.  HEICO also believes it is a leading manufacturer of various types of electronic equipment for the aviation, defense, space, medical, telecommunication and electronic industries.

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

Our business is comprised of two operating segments:

The Flight Support Group.  Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, accounted for 73%, 75% and 76% of our net sales in fiscal 2009, 2008 and 2007, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products and other component parts primarily for aerospace, defense and commercial applications.

The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors.  Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines.  Other OEMs have been the sole source of replacement parts for their aircraft component parts.  While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of 400 to 500 per year of Parts Manufacturer Approvals (“PMA” or “PMAs”).  We currently offer to our customers over 5,000 parts for which PMAs have been received from the FAA.

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

The Electronic Technologies Group.  Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 27%, 25% and 24% of our net sales in fiscal 2009, 2008 and 2007, respectively.  Through our Electronic Technologies Group, which derived approximately 46% of its sales in fiscal 2009 from the sale of products and services to U.S. and foreign military agencies, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, photodetectors, amplifier modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

In October 1997, we entered into a strategic alliance with Lufthansa.  Lufthansa is the world’s largest independent provider of engineering and maintenance services for commercial aircraft components and jet engines and supports over 200 airlines, governments and other customers.  As part of this strategic alliance, Lufthansa has invested over $60 million in our Company to acquire and maintain a 20% minority interest in HEICO Aerospace.  This strategic alliance has enabled us to expand domestically and internationally by enhancing our ability to (i) identify key jet engine and aircraft component replacement parts with significant profit potential by utilizing Lufthansa’s extensive operating data on engine and component parts; (ii) introduce those parts throughout the world in an efficient manner due to Lufthansa’s testing and diagnostic resources; and (iii) broaden our customer base by capitalizing on Lufthansa’s established relationships and alliances within the airline industry.

In March 2001, we entered into a joint venture with American Airlines, one of the world’s largest airlines, to develop, design and sell FAA-approved jet engine and aircraft component replacement parts through HEICO Aerospace.  The joint venture is partly owned by American Airlines.  American Airlines and HEICO Aerospace have agreed to cooperate regarding technical services and marketing support on a worldwide basis.  We have also entered into several strategic relationships with other leading airlines, such as United Airlines (May 2002), Delta Air Lines (February 2003), Japan Airlines (March 2004) and British Airways (May 2007).  These relationships accelerate HEICO’s efforts in developing a broad range of jet engine and aircraft component replacement parts for FAA approval.  Each of the aforementioned airlines purchase these newly developed parts, and many of HEICO Aerospace’s current FAA-approved parts product line, on an exclusive basis from HEICO Aerospace.

HEICO has continuously operated in the aerospace industry for more than 50 years.  Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $538.3 million in fiscal 2009, a compound annual growth rate of approximately 17%.  During the same period, we improved our net income from $2.0 million to $44.6 million, representing a compound annual growth rate of approximately 18%.

Flight Support Group

The Flight Support Group, headquartered in Hollywood, Florida, serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

Jet engine and aircraft component replacement parts can be categorized by their ongoing ability to be repaired and returned to service.  The general categories in which we participate are as follows: (i)

rotable; (ii) repairable; and (iii) expendable.  A rotable is a part which is removed periodically as dictated by an operator’s maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times.  An important subset of rotables is “life limited” parts.  A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable.  A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

Jet engine and aircraft component replacement parts are classified within the industry as (i) factory-new; (ii) new surplus; (iii) overhauled; (iv) repairable; and (v) as removed.  A factory-new or new surplus part is one that has never been installed or used.  Factory-new parts are purchased from FAA-approved manufacturers (such as HEICO or OEMs) or their authorized distributors.  New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors.  An overhauled part is one that has been completely repaired and inspected by a licensed repair facility such as ours.  An aircraft spare part is classified as “repairable” if it can be repaired by a licensed repair facility under applicable regulations.  A part may also be classified as “repairable” if it can be removed by the operator from an aircraft or jet engine while operating under an approved maintenance program and is airworthy and meets any manufacturer or time and cycle restrictions applicable to the part.  A “factory-new,” “new surplus” or “overhauled” part designation indicates that the part can be immediately utilized on an aircraft.  A part in “as removed” or “repairable” condition requires inspection and possibly functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

Factory-New Jet Engine and Aircraft Component Replacement Parts.  The Flight Support Group engages in the research and development, design, manufacture and sale of FAA-approved replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies.  Our principal competitors are Pratt & Whitney, a division of United Technologies Corporation, and General Electric Company, including its CFM International joint venture. The Flight Support Group’s factory-new replacement parts include various jet engine and aircraft component replacement parts.  A key element of our growth strategy is the continued design and development of an increasing number of PMA replacement parts in order to further penetrate our existing customer base and obtain new customers.  We select the jet engine and aircraft component replacement parts to design and manufacture through a selection process which analyzes industry information to determine which replacement parts are suitable candidates.  As part of Lufthansa’s investment in the Flight Support Group, Lufthansa has the right to select 50% of the parts for which we will seek PMAs, provided that such parts are technologically and economically feasible and substantially comparable with the profitability of our other PMA parts.

Repair and Overhaul Services.  The Flight Support Group provides repair and overhaul services on selected jet engine and aircraft component parts, as well as on avionics, instruments, composites and flight surfaces of commercial aircraft operated by domestic and foreign commercial airlines.  The Flight Support Group also provides repair and overhaul services including avionics and navigation systems as well as subcomponents and other instruments utilized on military aircraft operated by the United States government and foreign military agencies and for aircraft repair and overhaul companies.  Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment.  Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes.  Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, composite flight controls, electro-mechanical equipment and auxiliary power unit accessories.  The Flight Support Group also provides commercial airlines, regional operators, asset management companies and Maintenance, Repair and Overhaul (“MRO”) providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs’ spares services.

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

FAA Approvals and Product Design.  Non-OEM manufacturers of jet engine replacement parts must receive a PMA from the FAA to sell the replacement part.  The PMA approval process includes the submission of sample parts, drawings and testing data to one of the FAA’s Aircraft Certification Offices where the submitted data are analyzed.  We believe that an applicant’s ability to successfully complete the PMA process is limited by several factors, including (i) the agency’s confidence level in the applicant; (ii) the complexity of the part; (iii) the volume of PMAs being filed; and (iv) the resources available to the FAA.  We also believe that companies such as HEICO that have demonstrated their manufacturing capabilities and established favorable track records with the FAA generally receive a faster turnaround time in the processing of PMA applications.  Finally, we believe that the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $300,000 in fiscal 1991, increased to approximately $11.5 million in fiscal 2009, $11.1 million in fiscal 2008 and $10.7 million in 2007.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 400 to 500 new parts per year (excluding acquired PMAs); however, no assurance can be given that the FAA will continue to grant PMAs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

We benefit from our proprietary rights relating to certain design, engineering and manufacturing processes and repair and overhaul procedures.  Customers often rely on us to provide initial and additional components, as well as to redesign, re-engineer, replace or repair and provide overhaul services on such aircraft components at every stage of their useful lives.  In addition, for some products, our unique manufacturing capabilities are required by the customer’s specifications or designs, thereby necessitating reliance on us for production of such designed products.

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

Electronic Technologies Group

Our Electronic Technologies Group’s strategy is to design and produce mission-critical subcomponents for smaller, niche markets, but which are utilized in larger systems – systems like targeting, tracking, identification, simulation, testing, communications, lighting, surgical, x-ray, telecom and computer systems.  These systems are, in turn, often located on another platform, such as aircraft, satellites, ships, vehicles, handheld devices and other platforms.

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

Power Conversion Products. The Electronic Technologies Group designs and provides innovative power conversion products principally serving the high-reliability military, space and commercial avionics end-markets. These high density, low profile and lightweight DC-to-DC converters and electromagnetic interference filters, which include thick film hermetically sealed hybrids, military commercial-off-the-shelf and custom designed and assembled products, have become the primary specified components of their kind on a generation of complex military, space and avionics equipment.

Underwater Locator Beacons.  The Electronic Technologies Group designs and manufactures Underwater Locator Beacons (“ULBs”) used to locate aircraft Cockpit Voice Recorders and Flight Data Recorders, marine ship Voyage Recorders and various other devices which have been submerged under water. ULBs are required equipment on all U.S. FAA and European Aviation Safety Agency (“EASA”) approved Flight Data and Cockpit Voice Recorders used in aircraft and on similar systems utilized on large marine shipping vessels.

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $8.2 million in fiscal 2009, $7.3 million in fiscal 2008 and $5.8 million in fiscal 2007.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

Financial Information About Operating Segments and Geographic Areas

See Note 14, Operating Segments, of the Notes to Consolidated Financial Statements for financial information by operating segment and by geographic areas.

Distribution, Sales, Marketing and Customers

Each of our operating segments independently conducts distribution, sales and marketing efforts directed at their respective customers and industries and, in some cases, collaborates with other operating divisions and subsidiaries within its group for cross-marketing efforts.  Sales and marketing efforts are conducted primarily by in-house personnel and, to a lesser extent, by independent manufacturers’ representatives.  Generally, the in-house sales personnel receive a base salary plus commission and manufacturers’ representatives receive a commission on sales.

We believe that direct relationships are crucial to establishing and maintaining a strong customer base and, accordingly, our senior management is actively involved in our marketing activities, particularly with established customers.  We are also a member of various trade and business organizations related to the commercial aviation industry, such as the Aerospace Industries Association, which we refer to as AIA, the leading trade association representing the nation’s manufacturers of commercial, military and business aircraft, aircraft engines and related components and equipment.  Due in large part to our established industry presence, we enjoy strong customer relations, name recognition and repeat business.

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunication, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 20% of total net sales during the year ended October 31, 2009.

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

Our jet engine and aircraft component replacement parts business competes primarily with Pratt & Whitney, General Electric, and other OEMs.  The competition is principally based on price and service to the extent that our parts are interchangeable.  With respect to other aerospace products and services sold by the Flight Support Group, we compete with both the leading jet engine OEMs and a large number of machining, fabrication and repair companies, some of which have greater financial and other resources than we do.  Competition is based mainly on price, product performance, service and technical capability.

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

Our Electronic Technologies Group competes with several large and small domestic and foreign competitors, some of which have greater financial and other resources than we do.  The markets for our electronic products are niche markets with several competitors with competition based mainly on design, technology, quality, price, and customer satisfaction.

Raw Materials

We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors.  The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

Backlog

Our total backlog of unshipped orders was $104.5 million as of October 31, 2009 compared to $107.1 million as of October 31, 2008.  The Flight Support Group’s backlog of unshipped orders was $32.9 million as of October 31, 2009 as compared to $49.0 million as of October 31, 2008.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment.  The decrease in the Flight Support Group’s backlog reflects a reduction in demand for our aftermarket replacement parts and repair and overhaul services resulting from worldwide airline capacity cuts and efforts to reduce spending and conserve cash by the airline industry.  The Electronic Technologies Group’s backlog of unshipped orders was $71.6 million as of October 31, 2009 as compared to $58.1 million as of October 31, 2008.  The increase in the Electronic Technologies Group’s backlog is primarily related to backlogs of businesses acquired during fiscal 2009 and some increased orders associated with our defense related businesses, including homeland security products.  Substantially the entire backlog of orders as of October 31, 2009 is expected to be delivered during fiscal 2010.

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

Other Regulation

We are also subject to a variety of other regulations including work-related and community safety laws.  The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees and established the Occupational Safety and Health Administration (“OSHA”) in the Department of Labor.  In particular, OSHA provides special procedures and measures for the handling of some hazardous and toxic substances.  In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste.  Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous.  We believe that our operations are in material compliance with OSHA’s health and safety requirements.

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

Employees

As of October 31, 2009, we had approximately 2,100 full-time and part-time employees including approximately 1,400 in the Flight Support Group and approximately 700 in the Electronic Technologies Group.  None of our employees are represented by a union.  Our management believes that we have good relations with our employees.

Available Information

Our Internet web site address is http://www.heico.com.  We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  These materials are also available free of charge on the SEC’s website at http://www.sec.gov.  The information on or obtainable through our web site is not incorporated into this annual report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions.  Our Code of Ethics for Senior Financial Officers and Other Officers is part of our Code of Business Conduct, which is located on our web site at http://www.heico.com.  Any amendments to or waivers from a provision of this code of ethics will be posted on the web site.  Also located on the web site are our Corporate Governance Guidelines, Finance/Audit Committee Charter, Nominating & Corporate Governance Committee Charter, and Compensation Committee Charter.

Copies of the above referenced materials will be made available, free of charge, upon written request to the Corporate Secretary at the Company’s headquarters.

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 17, 2009:

Name	Age	Position(s)	Director Since

Laurans A. Mendelson	71	Chairman of the Board and Chief Executive Officer	1989

Eric A. Mendelson	44	Co-President and Director; President and Chief Executive Officer of HEICO Aerospace Holdings Corp.	1992

Victor H. Mendelson	42	Co-President and Director; President and Chief Executive Officer of HEICO Electronic Technologies Corp.	1996

Thomas S. Irwin	63	Executive Vice President and Chief Financial Officer	─

William S. Harlow	61	Vice President of Corporate Development	─

Laurans A. Mendelson has served as our Chairman of the Board since December 1990.  He has also served as our Chief Executive Officer since February 1990 and served as our President from September 1991 through September 2009.  HEICO Corporation is a member of the Aerospace Industries Association (“AIA”) in Washington D.C., and Mr. Mendelson serves on the Board of Governors of AIA.  He is also former Chairman of the Board of Trustees, former Chairman of the Executive Committee and a current member of the Society of Mt. Sinai Founders of Mt. Sinai Medical Center in Miami Beach, Florida.  In addition, Mr. Mendelson served as a Trustee of Columbia University in The City of New York from 1995 to 2001, as well as Chairman of the Trustees’ Audit Committee.  Mr. Mendelson currently serves as Trustee Emeritus of Columbia University.  Mr. Mendelson is a Certified Public Accountant.  Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

Eric A. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  He also serves as President and Chief Executive Officer of HEICO Aerospace Holdings Corp., a subsidiary of ours, since its formation in 1997; and President of HEICO Aerospace Corporation since 1993.  He also served as our Vice President from 1992 to 2001; President of HEICO’s Jet Avion Corporation, a wholly owned subsidiary of HEICO Aerospace, from 1993 to 1996; and Jet Avion’s Executive Vice President and Chief Operating Officer from 1991 to 1993.  From 1990 to 1991, Mr. Mendelson was our Director of Planning and Operations.  Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company and a shareholder of HEICO.  In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mt. Sinai Medical Center in Miami Beach, Florida and a member of the Board of Trustees of Ransom – Everglades School in Coconut Grove, Florida, as well as a member of the Executive Committee of the Columbia College Alumni Association.  Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Victor H. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  He also serves as President and Chief

Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of ours, since September 1996.  He served as our General Counsel from 1993 to September 2008 and our Vice President from 1996 to 2001.  In addition, Mr. Mendelson was the Executive Vice President of our former MediTek Health Corporation subsidiary from 1994 and MediTek Health’s Chief Operating Officer from 1995 until its sale in July 1996.  He was our Associate General Counsel from 1992 until 1993.  From 1990 until 1992, he worked on a consulting basis with us, developing and analyzing various strategic opportunities.  Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company and a shareholder of HEICO.  He is a member of the Board of Visitors of Columbia College in New York City, a Trustee of St. Thomas University in Miami Gardens, Florida and President and a Director of the Florida Grand Opera.  Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

Thomas S. Irwin has served as our Executive Vice President and Chief Financial Officer since September 1991; our Senior Vice President from 1986 to 1991; and our Vice President and Treasurer from 1982 to 1986.  Mr. Irwin is a Certified Public Accountant.  He is a Trustee of the Greater Hollywood Chamber of Commerce and a Director of the Broward Alliance.

William S. Harlow has served as our Vice President of Corporate Development since 2001 and served as Director of Corporate Development from 1995 to 2001.

Item 1A.	RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which may cause our actual results to differ materially from anticipated results:

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

In fiscal 2009, approximately 46% of the sales of our Electronic Technologies Group were derived from the sale of defense products and services to U.S. and foreign military agencies and their suppliers.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

Intense competition from existing and new competitors may harm our business.

We face significant competition in each of our businesses.

Flight Support Group

•	For jet engine replacement parts, we compete with the industry’s leading jet engine OEMs, particularly Pratt & Whitney and General Electric.

•	For the overhaul and repair of jet engine and airframe components as well as avionics and navigation systems, we compete with:

-	major commercial airlines, many of which operate their own maintenance and overhaul units;

-	OEMs, which manufacture, repair and overhaul their own parts; and

-	other independent service companies.

Electronic Technologies Group

•
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

The aviation, defense, space, medical, telecommunication and electronic industries are constantly undergoing development and change and, accordingly, new products, equipment and methods of repair and overhaul service are likely to be introduced in the future.  In addition to manufacturing electronic and electro-optical equipment and selected aerospace and defense components for OEMs and the U.S. government and repairing jet engine and aircraft components, we re-design sophisticated aircraft replacement parts originally developed by OEMs so that we can offer the replacement parts for sale at substantially lower prices than those manufactured by the OEMs.  Consequently, we devote substantial resources to research and product development.  Technological development poses a number of challenges and risks, including the following:

•	We may not be able to successfully protect the proprietary interests we have in various aircraft parts, electronic and electro-optical equipment and our repair processes;

•
As OEMs continue to develop and improve jet engines and aircraft components, we may not be able to re-design and manufacture replacement parts that perform as well as those offered by OEMs or we may not be able to profitably sell our replacement parts at lower prices than the OEMs;

•	We may need to expend significant capital to:
-      purchase new equipment and machines,
-      train employees in new methods of production and service, and
-      fund the research and development of new products; and

•
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

A key element of our strategy is growth through the acquisition of additional companies.  Our acquisition strategy is affected by and poses a number of challenges and risks, including the following:

•	Availability of suitable acquisition candidates;

•	Availability of capital;

•	Diversion of management’s attention;

•	Integration of the operations and personnel of acquired companies;

•	Potential write downs of acquired intangible assets;

•	Potential loss of key employees of acquired companies;

•	Use of a significant portion of our available cash;

•	Significant dilution to our shareholders for acquisitions made utilizing our securities; and

•	Consummation of acquisitions on satisfactory terms.

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

Our success substantially depends on the performance, contributions and expertise of our senior management team led by Laurans A. Mendelson, our Chairman and Chief Executive Officer, Eric A. Mendelson, our Co-President, and Victor H. Mendelson, our Co-President.  Technical employees are also critical to our research and product development, as well as our ability to continue to re-design sophisticated products of OEMs in order to sell competing replacement parts at substantially lower prices than those manufactured by the OEMs.  The loss of the services of any of our executive officers or other key employees or our inability to continue to attract or retain the necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers and directors have significant influence over our management and direction.

As of December 17, 2009, collectively our executive officers and entities controlled by them, our 401(k) Plan and members of the Board of Directors beneficially owned approximately 26% of our outstanding Common Stock and approximately 7% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and Corporate office.  All of the facilities listed below are in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG and the ETG to support their principal operating activities is as follows:

Flight Support Group
	Square Footage
Location	Leased	Owned	Description
United States facilities (8 states)	294,000	173,000	Manufacturing, engineering and distribution
			facilities, and corporate headquarters
United States facilities (6 states)	134,000	127,000	Repair and overhaul facilities
International facilities (3 countries) - India, Singapore and United Kingdom	10,000	—	Manufacturing, engineering and distribution facilities

Electronic Technologies Group
	Square Footage
Location	Leased	Owned	Description
United States facilities (9 states)	185,000	76,000	Manufacturing and engineering facilities
International facilities (2 countries)	52,000	12,000	Manufacturing and engineering facilities
- Canada and United Kingdom

Corporate
	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	4,000	Administrative offices

(1)
Represents the square footage of corporate offices in Miami, Florida. The square footage of our corporate headquarters in Hollywood, FL is included within the square footage under the caption “United States facilities (8 states)” under Flight Support Group.

Item 3.	LEGAL PROCEEDINGS

We are involved in various legal actions arising in the normal course of business.  Based upon the company’s and our legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock and Common Stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “HEI.A” and “HEI”, respectively.  The following tables set forth, for the periods indicated, the high and low share prices for our Class A Common Stock and our Common Stock as reported on the NYSE, as well as the amount of cash dividends paid per share during such periods.

Class A Common Stock

	High	Low	Cash Dividends Per Share
Fiscal 2008:
First Quarter	$44.63	$32.05	$.05
Second Quarter	42.24	32.80	―
Third Quarter	41.68	24.87	.05
Fourth Quarter	36.19	19.82	―

Fiscal 2009:
First Quarter	$31.36	$18.27	$.06
Second Quarter	30.63	17.34	―
Third Quarter	32.76	23.26	.06
Fourth Quarter	35.00	26.01	―

As of December 17, 2009, there were 569 holders of record of our Class A Common Stock.

Common Stock

	High	Low	Cash Dividends Per Share
Fiscal 2008:
First Quarter	$56.92	$42.00	$.05
Second Quarter	52.78	41.80	―
Third Quarter	54.35	30.16	.05
Fourth Quarter	48.27	26.49	―

Fiscal 2009:
First Quarter	$42.78	$24.30	$.06
Second Quarter	41.64	21.40	―
Third Quarter	40.50	26.32	.06
Fourth Quarter	44.02	35.00	―

As of December 17, 2009, there were 584 holders of record of our Common Stock.

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return of $100 invested in the New York Stock Exchange (NYSE) Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2004 through October 31, 2009.  The NYSE Composite Index measures all common stock listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites used for defense purposes.  The total returns include the reinvestment of cash dividends.

	Cumulative Total Return as of October 31,
	2004	2005	2006	2007	2008	2009
HEICO Common Stock	$100.00	$122.76	$201.48	$302.93	$214.60	$212.80
HEICO Class A Common Stock	100.00	122.23	217.16	314.51	204.39	225.62
NYSE Composite Index	100.00	111.06	131.11	154.07	90.56	100.70
Dow Jones U.S. Aerospace Index	100.00	121.17	158.41	209.17	125.95	141.69

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

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995	1996
HEICO Common Stock (1)	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25	$430.02
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32	225.37
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00	341.65

	1997	1998	1999	2000	2001	2002	2003
HEICO Common Stock (1)	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86	$670.39	$1,067.42
NYSE Composite Index	289.55	326.98	376.40	400.81	328.78	284.59	339.15
Dow Jones U.S. Aerospace Index	376.36	378.66	295.99	418.32	333.32	343.88	393.19

	2004	2005	2006	2007	2008	2009
HEICO Common Stock (1)	$1,366.57	$1,674.40	$2,846.48	$4,208.54	$2,872.01	$2,984.13
NYSE Composite Index	380.91	423.05	499.42	586.87	344.96	383.57
Dow Jones U.S. Aerospace Index	478.49	579.77	757.97	1,000.84	602.66	678.00

(1)	Information has been adjusted retroactively to give effect to all stock dividends paid during the nineteen-year period.

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock.  In July 2009, we paid our 62nd consecutive semi-annual cash dividend since 1979.  Our Board of Directors presently intends to continue the payment of regular semi-annual cash dividends on both classes of our common stock.  In December 2009, the board of directors declared a regular semi-annual cash dividend of $.06 per share payable in January 2010.  The current annual cash dividend of $.12 per share represents a 20% increase over the prior annual per share amount.  Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of October 31, 2009.
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,703,062	$15.19	1,326,064

Equity compensation plans not approved by security holders (2)	160,000	$7.36	―

Total	1,863,062	$14.52	1,326,064

(1)
Represents aggregated information pertaining to our three equity compensation plans: the 1993 Stock Option Plan, the Non-Qualified Stock Option Plan and the 2002 Stock Option Plan.  See Note 9, Stock Options, of the Notes to Consolidated Financial Statements for further information regarding these plans.

(2)
Represents stock options granted in fiscal 2002 to a former shareholder of a business acquired in fiscal 1999.  Such stock options were fully vested and transferable as of the grant date and expire ten years from the date of grant.  The exercise price of such options was the fair market value as of the date of grant.

Issuer Purchases of Equity Securities

During March 2009, we repurchased 193,736 shares of our Class A Common Stock at an average price of $20.08 per share and 184,500 shares of our Common Stock at an average price of $22.81 per share under a pre-existing share repurchase authorization that was announced by our Board of Directors in October 2002.  We did not repurchase any shares of our Class A Common Stock and/or Common Stock during fiscal 2008 or 2007.

In March 2009, our Board of Directors approved an increase in our share repurchase program by an aggregate 1,000,000 shares of either or both Class A Common Stock and Common Stock, bringing the total authorized for future purchase to 1,024,742 shares.  The remaining shares authorized for repurchase can be executed, at management’s discretion, in the open market or via private transactions and are subject to certain restrictions included in our revolving credit agreement.  The repurchase program does not have a fixed termination date.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2009.

Item 6.	SELECTED FINANCIAL DATA
	For the year ended October 31, (1)
	2005	2006		2007		2008		2009
	(in thousands, except per share data)
Operating Data:
Net sales	$269,647	$392,190		$507,924		$582,347		$538,296
Gross profit	100,996	142,513		177,458		210,495		181,011
Selling, general and administrative expenses	56,347	75,646		91,444		104,707		92,756
Operating income	44,649	66,867		86,014		105,788	(4)	88,255
Interest expense	1,136	3,523		3,293		2,314		615
Other income (expense)	528	639		95		(637)		205
Net income	22,812	31,888	(2)	39,005	(3)	48,511	(4)	44,626	(5)

Weighted average number of common shares outstanding:
Basic	24,460	25,085		25,716		26,309		26,205
Diluted	26,323	26,598		26,931		27,243		27,024

Per Share Data:
Net income:
Basic	$0.93	$1.27	(2)	$1.52	(3)	$1.84	(4)	$1.70	(5)
Diluted	0.87	1.20	(2)	1.45	(3)	1.78	(4)	1.65	(5)
Cash dividends	.05	.08		.08		.10		.12

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$5,330	$4,999		$4,947		$12,562		$7,167
Total assets	435,624	534,815		631,302		676,542		732,910
Total debt (including current portion)	34,124	55,061		55,952		37,601		55,431
Minority interests in consolidated subsidiaries	49,035	63,301		72,938		83,978		89,742
Shareholders’ equity	273,503	317,258		371,601		417,760		457,853

(1)	Results include the results of acquisitions from each respective effective date.

(2)
Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities claimed for certain prior years, which increased net income by $1,002, or $.04 per basic and diluted share.

(3)
Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities recognized for the full fiscal 2006 year pursuant to the retroactive extension in December 2006 of Section 41, “Credit for Increasing Research Activities,” of the Internal Revenue Code, which increased net income by $535, or $.02 per basic and diluted share.

(4)
Operating income was reduced by an aggregate of $1,835 in impairment losses related to the write-down of certain intangible assets within the Electronic Technologies Group to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses and decreased net income by $1,140, or $.04 per basic and diluted share.

(5)
Includes a benefit related to a settlement with the Internal Revenue Service concerning the income tax audit claimed by the Company on its U.S. federal filings for qualified research and development activities incurred during fiscal years 2002 through 2005 as well as an aggregate reduction to the related reserve for fiscal years 2006 through 2008, which increased net income by $1,225, or $.05 per basic and diluted share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business is comprised of two operating segments, the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).

The Flight Support Group consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, which primarily:

•
Designs, Manufactures, Repairs and Distributes Jet Engine and Aircraft Component Replacement Parts.  The Flight Support Group designs, manufactures, repairs and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the Federal Aviation Administration (“FAA”).  The Flight Support Group also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.

The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•
Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; power conversion products serving the high-reliability military, space and commercial avionics end-markets; underwater locator beacons used to locate data and voice recorders utilized on aircraft and marine vessels; electromagnetic interference shielding for commercial and military aircraft operators, electronics companies and telecommunication equipment suppliers; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to computers; high voltage energy generators interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets; and high frequency power delivery systems for the commercial sign industry.

Our results of operations during each of the past three fiscal years have been affected by a number of transactions.  This discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein.  For further information regarding the acquisitions discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  The acquisitions have been accounted for using the purchase method of accounting and are included in our results of operations from the effective dates of acquisition.

In April and September 2007, we acquired, through HEICO Electronic, all of the stock of a U.S. company engaged in the design and manufacture of Radio Frequency Interference and Electromagnetic Frequency Interference Suppressors for a variety of markets and a Canadian company that designs and manufactures high voltage energy generators for medical, baggage inspection and industrial imaging manufacturers and high frequency power delivery systems for the commercial sign industry, respectively.  In August 2007, we acquired, through HEICO Aerospace, substantially all of the assets of a U.S. company that designs and manufactures FAA-approved aircraft and engine parts.

In November 2007, we acquired, through an 80%-owned subsidiary of HEICO Aerospace, all of the stock of a European company that supplies aircraft parts for sale and exchange and provides repair management services.  In January and February 2008, we acquired, through HEICO Aerospace, certain assets and assumed certain liabilities of a U.S. company that designs and manufactures FAA-approved aircraft and engine parts and acquired an 80% interest in certain assets and certain liabilities of a U.S. company that is an FAA-approved repair station which specializes in avionics.  The remaining 20% of the repair station’s equity interests are principally owned by certain members of the acquired company’s management.

In April 2008, we acquired, through HEICO Aerospace, an additional 7% equity interest in one of our subsidiaries, which increased our ownership interest to 58%.  In December 2008, we acquired, through HEICO Aerospace, and additional 14% equity interest in the subsidiary, which increased our ownership interest to 72%.

In May 2009, we acquired, through HEICO Electronic, 82.5% of the stock of VPT, Inc. (“VPT”).  VPT is a designer and provider of power conversion products principally serving the defense, space and aviation industries.  The remaining 17.5% continues to be owned by an existing VPT shareholder which is also a supplier to the acquired company.

In October 2009, we acquired, through HEICO Electronic, the business, assets and certain liabilities of the Seacom division of privately-held Dukane Corp. and formed a new subsidiary, Dukane Seacom, Inc. (“Seacom”).  Seacom is a designer and manufacturer of underwater locator beacons used to locate aircraft cockpit voice recorders, flight data recorders, marine ship voyage recorders and various other devices which have been submerged under water.

The purchase price of each of the above referenced acquisitions was paid in cash using proceeds from the Company’s revolving credit facility and was not material or significant to our consolidated financial statements.  The aggregate cost of all of our acquisitions, including payments made in cash and contingent payments, was $71.1 million, $29.0 million and $48.4 million in fiscal 2009, 2008 and 2007, respectively.

Critical Accounting Policies

We believe that the following are our most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to cost estimates.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method.  A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.  The percentage of our net sales recognized under the percentage-of-completion method was approximately 1%, 3% and 3% in fiscal 2009, 2008 and 2007, respectively.  The aggregate effects of changes in estimates relating to long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2009, 2008 or 2007.

Valuation of Accounts Receivable

The valuation of accounts receivable requires that we set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense.  We estimate uncollectible receivables based on such factors as our prior experience, our appraisal of a customer’s ability to pay and economic conditions within and outside of the aviation, defense, space, medical, telecommunication and electronic industries.  Actual bad debt expense could differ from estimates made.

Valuation of Inventory

Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out or the average cost basis.  Losses, if any, are recognized fully in the period when identified.

We periodically evaluate the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write-down its slow moving, obsolete or damaged inventory.  These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions.  Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair market values, with any excess recorded as goodwill.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.  We determine the fair values of such assets, principally intangible assets, generally in consultation with third-party valuation advisors.

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  The test requires us to compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its implied fair value, if any.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of such factors as earnings multiples, projected revenues and operating expenses and our weighted average cost of capital.  If there is a material change in such assumptions used by us in determining fair value or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.  See Item 1.A., Risk Factors, for a list of factors of which any may cause our actual results to differ materially from anticipated results.  Based on the annual goodwill test for impairment as of October 31, 2009, 2008 and 2007, we determined there is no impairment of our goodwill.

We test each non-amortizing intangible asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  These tests consist of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.  Based on the impairment tests conducted during fiscal 2009 and 2008, we recognized pre-tax impairment losses of $.2 million and $.1 million, respectively, and $1.3 million and $.5 million, respectively, related to the write-down of certain customer relationships and trade names, respectively, within the ETG to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.  Based on the impairment tests conducted during fiscal 2007, we determined there was no impairment of our intangible assets.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations:

	For the year ended October 31,
	2009	2008	2007

Net sales	$538,296,000	$582,347,000	$507,924,000
Cost of sales	357,285,000	371,852,000	330,466,000
Selling, general and administrative expenses	92,756,000	104,707,000	91,444,000
Total operating costs and expenses	450,041,000	476,559,000	421,910,000
Operating income	$88,255,000	$105,788,000	$86,014,000

Net sales by segment:
Flight Support Group	$395,423,000	$436,810,000	$383,911,000
Electronic Technologies Group	143,372,000	146,044,000	124,035,000
Intersegment sales	(499,000)	(507,000)	(22,000)
	$538,296,000	$582,347,000	$507,924,000

Operating income by segment:
Flight Support Group	$60,003,000	$81,184,000	$67,408,000
Electronic Technologies Group	39,981,000	38,775,000	33,870,000
Other, primarily corporate	(11,729,000)	(14,171,000)	(15,264,000)
	$88,255,000	$105,788,000	$86,014,000

Net sales	100.0%	100.0%	100.0%
Gross profit	33.6%	36.1%	34.9%
Selling, general and administrative expenses	17.2%	18.0%	18.0%
Operating income	16.4%	18.2%	16.9%
Interest expense	.1%	.4%	.6%
Other income (expense)	―	(.1)%	―
Income tax expense	5.2%	6.1%	5.4%
Minority interests' share of income	2.8%	3.2%	3.2%
Net income	8.3%	8.3%	7.7%

Comparison of Fiscal 2009 to Fiscal 2008

Net Sales

Net sales in fiscal 2009 decreased by 7.6% to $538.3 million compared to net sales of $582.3 million in fiscal 2008.  The decrease in net sales reflects a decrease of $41.4 million (a 9.5% decrease) to $395.4 million in net sales within the FSG and a decrease of $2.7 million (a 1.8% decrease) to $143.4 million in net sales within the ETG.  The net sales decline in both the FSG and the ETG reflects the impact of the continued global recession on our businesses, which has resulted in a reduction in customer demand.  The net sales decrease within the FSG reflects lower demand for our aftermarket replacement parts and repair and overhaul services resulting from worldwide airline capacity cuts and efforts to reduce spending and conserve cash by the airline industry.  Within the ETG, we are generally seeing some strength in our defense related businesses, including space and homeland security products, but continued weakness in customer demand for certain of our medical, telecommunication and electronic products.  The net sales decline in the ETG was partially offset by the favorable impact on net sales from acquisitions of approximately $17 million.

Our net sales in fiscal 2009 and 2008 by market approximated 68% and 69%, respectively, from the commercial aviation industry, 20% and 16%, respectively, from the defense and space industries, and 12% and 15%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 33.6% in fiscal 2009 as compared to 36.1% in fiscal 2008, mainly reflecting lower margins within the FSG due principally to a less favorable product mix as well as the impact of lower sales volumes on fixed manufacturing costs and a higher investment by HEICO in the research and development of new products and services.  Consolidated cost of sales in fiscal 2009 and 2008 includes approximately $19.7 million and $18.4 million, respectively, of new product research and development expenses.

SG&A expenses were $92.8 million and $104.7 million in fiscal 2009 and 2008, respectively.  The decrease in SG&A expenses was mainly due to lower operating costs, principally personnel related, associated with cost reduction initiatives and the decline in net sales discussed above, partially offset by the additional operating costs associated with the acquired businesses.  These cost reductions resulted in a decrease of SG&A expenses as a percentage of net sales from 18.0% in fiscal 2008 to 17.2% in fiscal 2009.

Operating Income

Operating income in fiscal 2009 decreased by 16.6% to $88.3 million, compared to operating income of $105.8 million in fiscal 2008.  The decrease in operating income reflects a decrease of $21.2 million (a 26.1% decrease) to $60.0 million in operating income of the FSG in fiscal 2009, partially offset by an increase of $1.2 million (a 3.1% increase) to $40.0 million in operating income of the ETG in fiscal 2009 and a $2.4 million decrease in corporate expenses.

As a percentage of net sales, operating income decreased to 16.4% in fiscal 2009 compared to 18.2% in fiscal 2008.  The decrease in operating income as a percentage of net sales reflects a decrease in the FSG’s operating income as a percentage of net sales to 15.2% in fiscal 2009 compared to 18.6% in fiscal 2008, partially offset by an increase in the ETG’s operating income as a percentage of net sales from 26.6% in fiscal 2008 to 27.9% in fiscal 2009.  The decrease in operating income as a percentage of net sales for the FSG principally reflects the aforementioned impact of the lower sales volume and a less favorable product mix on gross profit and operating income margins.  The increase in operating income as a percentage of net sales for the ETG principally reflects a favorable product mix.

Interest Expense

Interest expense decreased to $.6 million in fiscal 2009 from $2.3 million in fiscal 2008.  The decrease was principally due to lower variable interest rates under our revolving credit facility in 2009.

Other Income (Expense)

Other income (expense) in fiscal 2009 and 2008 were not material.

Income Tax Expense

Our effective tax rate for fiscal 2009 decreased to 31.9% from 34.5% in fiscal 2008.  The decrease was principally related to a settlement reached with the Internal Revenue Service (“IRS”) during fiscal 2009.  The IRS settlement pertained to the income tax credits claimed on HEICO’s U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005 and a resulting reduction to the related reserve for fiscal years 2002 through 2008 based on new information obtained during the examination, which increased net income by approximately $1,225,000, or $.05 per diluted share, for fiscal 2009.

For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Minority Interests’ Share of Income

Minority interests’ share of income of consolidated subsidiaries relates to the 20% minority interest held in the FSG and the minority interests held in certain subsidiaries of the FSG and the ETG.  Minority interests’ share of income decreased to $15.2 million in fiscal 2009 from $18.9 million in fiscal 2008.  The decrease in the minority interests’ share of income for fiscal 2009 compared to fiscal 2008 is principally attributable to the acquired additional equity interests of certain FSG subsidiaries in which minority interests exist as well as the lower earnings of the FSG, partially offset by the higher earnings of certain ETG subsidiaries in which minority interests exist and the mid-year acquisition of an 82.5% interest in VPT.

Net Income

Our net income was $44.6 million, or $1.65 per diluted share, in fiscal 2009 compared to $48.5 million, or $1.78 per diluted share, in fiscal 2008 reflecting the decreased operating income referenced above, partially offset by the aforementioned favorable IRS settlement, the decreased minority interests’ share of income of certain consolidated subsidiaries and lower interest expense.

Outlook

As we look forward to fiscal 2010, HEICO will continue its focus on developing new products and services, further market penetration, additional acquisition opportunities and maintaining its financial strength.  We are targeting growth in net sales, earnings and net cash provided by operating activities in fiscal 2010 over fiscal 2009 results despite the uncertainty as to the duration of the global economic recession.

Comparison of Fiscal 2008 to Fiscal 2007

Net Sales

Net sales in fiscal 2008 increased by 14.7% to $582.3 million, as compared to net sales of $507.9 million in fiscal 2007.  The increase in net sales reflects an increase of $52.9 million (a 13.8% increase) to $436.8 million in net sales within the FSG and an increase of $22.0 million (a 17.7% increase) to $146.0 million in net sales within the ETG.  The FSG’s net sales increase reflects organic growth of approximately 10% as well as the impact on net sales from the fiscal 2008 acquisitions.  The organic growth principally represents higher sales of new products and services and increased demand for the FSG’s aftermarket replacement parts and repair and overhaul services.  The ETG’s net sales increase reflects the impact on net sales from prior year acquisitions as well as organic growth of approximately 9% principally due to increased demand for certain products.

Our net sales in both fiscal 2008 and 2007 by market approximated 69% from the commercial aviation industry, 16% from the defense and space industries and 15% from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our gross profit margin increased to 36.1% in fiscal 2008 as compared to 34.9% in fiscal 2007, principally reflecting higher margins within the FSG and the ETG primarily due to a more favorable product mix.  Consolidated cost of sales in fiscal 2008 and 2007 includes approximately $18.4 million and $16.5 million, respectively, of new product research and development expenses.

SG&A expenses were $104.7 million and $91.4 million in fiscal 2008 and 2007, respectively.  The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above and the additional operating costs associated with the acquired businesses.  As a percentage of net sales, SG&A expenses were 18.0% in fiscal 2008 and 2007.

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

As a percentage of net sales, operating income increased to 18.2% in fiscal 2008 compared to 16.9% in fiscal 2007.  The increase in operating income as a percentage of net sales reflects an increase in the FSG’s operating income as a percentage of net sales to 18.6% in fiscal 2008 compared to 17.6% in fiscal 2007, partially offset by a decrease in the ETG’s operating income as a percentage of net sales from 27.3% in fiscal 2007 to 26.6% in fiscal 2008.  The increase in the FSG’s operating income as a percentage of net sales principally reflects the aforementioned increased gross profit margins.  The decrease in the ETG’s operating income as a percentage of net sales principally reflects an aggregate of $1.8 million in impairment losses related to the write-down of certain intangible assets to their estimated fair values recognized in fiscal 2008.

Interest Expense

Interest expense decreased to $2.3 million in fiscal 2008 from $3.3 million in fiscal 2007. The decrease was principally due to lower interest rates.

Other Income (Expense)

Other income (expense) in fiscal 2008 and 2007 were not material.

Income Tax Expense

Our effective tax rate for fiscal 2008 increased to 34.5% from 33.2% in fiscal 2007.  The increase was principally related to the December 2006 retroactive extension for the two year period covering January 1, 2006 to December 31, 2007 of Section 41, “Credit for Increasing Research Activities,” of the Internal Revenue Code.  As a result of this retroactive extension, we recognized an income tax credit for qualified research and development activities for the full fiscal 2006 year in fiscal 2007, which increased net income, net of expenses, by approximately $.5 million.

For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Minority Interests’ Share of Income

Minority interests’ share of income of consolidated subsidiaries relates to the 20% minority interests held in the FSG and the minority interests held in certain subsidiaries of the FSG and the ETG.  Minority interests’ share of income increased to $18.9 million in fiscal 2008 from $16.3 million in fiscal 2007.  The increase in the minority interests’ share of income in fiscal 2008 compared to fiscal 2007 was attributable to the higher earnings of the FSG and certain ETG subsidiaries in which the minority interests exist.

Net Income

Our net income was $48.5 million, or $1.78 per diluted share, in fiscal 2008 compared to $39.0 million, or $1.45 per diluted share, in fiscal 2007 reflecting the increased operating income referenced above, partially offset by the increased minority interests’ share of certain consolidated subsidiaries.

Inflation

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation.  The impact of such increases on our net income has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

Liquidity and Capital Resources

Our capitalization was as follows:

	As of October 31,
	2009	2008
Cash and cash equivalents	$7,167,000	$12,562,000
Total debt (including current portion)	55,431,000	37,601,000
Shareholders’ equity	457,853,000	417,760,000
Total capitalization (debt plus equity)	513,284,000	455,361,000
Total debt to total capitalization	11%	8%

In addition to cash and cash equivalents of $7.2 million, we had approximately $243 million of unused availability under the terms of our revolving credit facility as of October 31, 2009.  Our principal uses of cash include acquisitions, payments of principal and interest on debt, capital expenditures, cash dividends and increases in working capital.  We finance our activities primarily from our operating activities and financing activities, including borrowings under short-term and long-term credit agreements.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $75.8 million for fiscal 2009, principally reflecting net income of $44.6 million, minority interests’ share of income of $15.2 million, depreciation and amortization of $15.0 million, a tax benefit related to stock option exercises of $1.9 million, and a decrease in net operating assets of $2.5 million, partially offset by the presentation of $1.6 million of excess tax benefit from stock option exercises as a financing activity and a deferred income tax benefit of $2.7 million.  The decrease in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a decrease in accounts receivable due to the timing of cash collections and lower net sales, partially offset by a decrease in accrued expenses, including employee compensation, customer rebates and credits and additional accrued purchase consideration since October 31, 2008.

Net cash provided by operating activities was $73.2 million for fiscal 2008, principally reflecting net income of $48.5 million, minority interests’ share of income of $18.9 million, depreciation and amortization of $15.1 million, a tax benefit related to stock option exercises of $6.2 million, deferred income tax provision of $3.6 million and impairment losses of intangible assets aggregating $1.8 million, partially offset by an increase in net operating assets of $17.1 million and the presentation of $4.3 million of excess tax benefit from stock option exercises as a financing activity.  The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories by the FSG required to meet sales demand associated with new product offerings, sales growth, and increased lead times on certain raw materials; and an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

Net cash provided by operating activities was $57.5 million for fiscal 2007, principally reflecting net income of $39.0 million, minority interests’ share of income of $16.3 million, depreciation and amortization of $12.2 million, a tax benefit related to stock option exercises of $6.9 million, and a deferred income tax provision of $2.8 million, partially offset by an increase in net operating assets of

$16.0 million and the presentation of $5.3 million of excess tax benefit from stock option exercises as a financing activity.  The increase in net operating assets primarily reflects a higher investment in inventories by the FSG required to meet increased sales demand associated with new product offerings, sales growth, improved product delivery times, and higher prices of certain raw materials; and an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2009 primarily relates to several acquisitions, including payments of additional contingent purchase consideration and the acquisitions of certain minority interests, totaling $148.5 million, including $71.1 million in fiscal 2009, $29.0 million in fiscal 2008 and $48.4 million in fiscal 2007.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Capital expenditures aggregated $36.6 million over the last three fiscal years, primarily reflecting the expansion of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Financing Activities

During the three-year fiscal period ended October 31, 2009, the Company borrowed an aggregate $187.0 million under its revolving credit facility principally to fund acquisitions and for working capital needs, including $91.0 million in fiscal 2009, $50.0 million in fiscal 2008 and $46.0 million in fiscal 2007. Further details on acquisitions may be found at the beginning of this Item under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Repayments on the revolving credit facility aggregated $185.0 million over the last three fiscal years, including $73.0 million in fiscal 2009, $66.0 million in fiscal 2008 and $46.0 million in fiscal 2007.  For the three-year fiscal period ended October 31, 2009, we made distributions to minority interest owners aggregating $23.5 million, made repurchases of our common stock aggregating $8.1 million, paid cash dividends aggregating $7.8 million, and paid the matured industrial development revenue bonds aggregating $2.0 million.  For the three-year fiscal period ended October 31, 2009, we received proceeds from stock option exercises aggregating $10.5 million.  Net cash provided by financing activities also includes the presentation of $1.6 million, $4.3 million and $5.3 million of excess tax benefit from stock option exercises in fiscal 2009, 2008 and 2007, respectively.

In May 2008, we amended our revolving credit facility by entering into a $300 million Second Amended and Restated Revolving Credit Agreement (“Credit Facility”) with a bank syndicate, which matures in May 2013.  Under certain circumstances, the maturity may be extended for two one-year periods.  The Credit Facility also includes a feature that will allow us to increase the Credit Facility, at its option, up to $500 million through increased commitments from existing lenders or the addition of new lenders.  The Credit Facility may be used for working capital and general corporate needs of the company, including letters of credit, capital expenditures and to finance acquisitions.  Advances under the Credit Facility accrue interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest and non-cash charges, or “leverage ratio”).  The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%.  The applicable margins for LIBOR-based borrowings range from .625% to 2.25%.  A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio).  The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit.  The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio.  In the event our leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of our subsidiaries.  As of October 31, 2009, our leverage ratio was significantly below such specified level.  See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the revolving credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2009:

		Payments due by fiscal period
	Total	2010	2011 - 2012	2013 - 2014	Thereafter

Short-term and long-term debt obligations (1)	$55,374,000	$193,000	$161,000	$55,020,000	$	―
Capital lease obligations and equipment loans (1)	57,000	44,000	13,000	―		―
Operating lease obligations (2)	28,188,000	6,012,000	9,604,000	5,487,000		7,085,000
Purchase obligations (3) (4) (5)	8,746,000	2,775,000	5,971,000	―		―
Other long-term liabilities (6) (7)	203,000	56,000	80,000	67,000		―

Total contractual obligations	$92,568,000	$9,080,000	$15,829,000	$60,574,000		$7,085,000

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  Also excludes interest charges associated with notes payable, capital lease obligations and equipment loans as such amounts are not material.  See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements and “Financing Activities” above for additional information regarding our long-term debt and capital lease obligations and equipment loans.

(2)	See Note 15, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(3)
Includes an aggregate of $273,000 of commitments for capital expenditures as well as purchase obligations of inventory and supplies that extend beyond one year.  All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

(4)
Also includes accrued additional contingent purchase consideration of $1,775,000 payable in fiscal 2010 relating to a previous year acquisition (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements).  The amounts in the table do not include the additional contingent purchase consideration we may have to pay based on future earnings of certain acquired businesses, which is further discussed in “Off-Balance Sheet Arrangements – Acquisitions – Additional Contingent Purchase Consideration” below. The aggregate maximum amount of such contingent purchase consideration that we could be required to pay is approximately $94 million payable over the future periods beginning in fiscal 2010 through fiscal 2013.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that we would be required to pay is approximately $12 million.  The actual contingent purchase consideration will likely be different.

(5)
As further explained below in “Off-Balance Sheet Arrangements – Acquisitions – Put/Call Rights,” the minority interest holders of certain subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  The Put Rights provide that cash consideration be paid for minority interests (“Redemption Amount”).  The amounts in the table include $6,698,000 as management’s estimate of the aggregate Redemption Amount payable in fiscal years 2010 through 2012 pursuant to past exercises of such Put Rights by the minority interest holders of certain of our subsidiaries.  As the actual Redemption Amount payable in fiscal 2011 and 2012 are based on a multiple of future earnings, such amounts will likely be different.  Management’s estimate of the aggregate Redemption Amount related to all other Put Rights of approximately $50 million has been excluded from the table as the timing of such payments is contingent upon the exercise of the Put Rights.

(6)
Represents projected payments aggregating $203,000 under our Directors Retirement Plan, which is explained further in Note 10, Retirement Plans, of the Notes to Consolidated Financial Statements (the plan is unfunded and we pay benefits directly).  The amounts in the table do not include amounts related to the Leadership Compensation Plan or our other deferred compensation arrangement as there is a related asset or an offsetting asset, respectively, included in our Consolidated Balance Sheets.  See Note 3, Selected Financial Statement Information – Other Long-Term Liabilities, of the Notes to Consolidated Financial Statements for further information about these two deferred compensation plans.

(7)
The amounts in the table do not include approximately $3,121,000 of our liability for unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows associated with these unrecognized tax benefits as we are unable to make reasonably reliable estimates of the timing of any cash settlements.  See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for further information about our liability for unrecognized tax benefits.

Off-Balance Sheet Arrangements

Guarantees

We have arranged for a standby letter of credit for $1.5 million, which is supported by our revolving credit facility, to meet the security requirement of our insurance company for potential workers’ compensation claims.  As of October 31, 2009, one of our subsidiaries has guaranteed its performance related to a customer contract through a letter of credit for $.4 million, expiring May 2010, which is supported by our revolving credit facility.  The subsidiary is also a beneficiary of a letter of credit related to the same contract.

Acquisitions – Put/Call Rights

As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the minority interest holders currently have the right to cause us to purchase their interests over a five-year period and we have the right to purchase the minority interests over a five-year period beginning in fiscal 2015, or sooner under certain conditions.

Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, certain minority interest holders exercised their option during fiscal 2007 to cause us to purchase their aggregate 3% interest over a four-year period ending in fiscal 2010.  Pursuant to this same purchase agreement, certain other minority interest holders exercised their option during fiscal 2009 to cause us to purchase their aggregate 10.5% interest over a four-year period ending in fiscal 2012.  Accordingly, we increased our ownership interest in the subsidiary by an aggregate 4.9% (or one-fourth of such applicable minority interest holders’ aggregate interest in fiscal years 2007 through 2009) to 89.9% effective April 2009.  Further, the remaining minority interest holders currently have the right to cause us to purchase their aggregate 1.5% interest over a four-year period.

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

The above referenced rights of the minority interest holders (“Put Rights”) may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests (“Redemption Amount”) be at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based on a multiple of future earnings over a measurement period.  As described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, we are required to adopt new guidance regarding the accounting for our Put Rights (known as “redeemable noncontrolling interests”) effective as of the beginning of fiscal 2010.  Effective November 1, 2009, we will adjust our redeemable noncontrolling interests to the higher of their carrying cost or management’s estimate of the Redemption Amount with a corresponding charge to retained earnings and classify such interests outside of permanent equity in our Consolidated Balance Sheets.  Under this guidance, subsequent adjustments to the carrying amount of redeemable noncontrolling interests (the Redemption Amount) based on fair value will be recorded to retained earnings and have no effect on net income per diluted share.  Subsequent adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption in excess of fair value will be recorded to retained earnings and will be reflected in net income per diluted share under the two-class method.  As of October 31, 2009, management’s estimate of the aggregate Redemption Amount of all Put Rights that we would be required to pay is approximately $57 million.  The actual Redemption Amount will likely be different.  The portion of the estimated Redemption Amount as of October 31, 2009 redeemable at fair value is $25 million and the portion redeemable based solely on a multiple of future earnings is $32 million.

Acquisitions – Additional Contingent Purchase Consideration

As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, we may be obligated to pay additional purchase consideration currently estimated to be $.9 million should the subsidiary meet certain product line-related earnings objectives during calendar year 2009.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to approximately $68 million U.S. dollars based on the October 31, 2009 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, we may be obligated to pay additional purchase consideration of up to approximately $.4 million should the subsidiary meet certain earnings objectives during fiscal 2010, 2011 and 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional purchase consideration of up to approximately $1.3 million in fiscal 2010, $1.3 million in fiscal 2011 and $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during each of the first three years following the acquisition.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional purchase consideration of up to approximately $11.7 million should the subsidiary meet certain earnings objectives during the first two years following the acquisition.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  In February 2008, the FASB issued additional guidance which delays the effective date by one year for nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted all required portions of the new guidance effective November 1, 2008.  The adoption did not have a material effect on our results of operations, financial position or cash flows. See Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements, which provides information about the extent to which fair value is used to measure assets and liabilities and the methods and assumptions used to measure fair value.  We will adopt the portions of the new guidance that were delayed at the beginning of fiscal 2010, and we are currently in the process of evaluating the effect such adoption will have on our results of operations, financial position and cash flows.

In February 2007, the FASB issued new guidance that permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, and report unrealized gains and losses on items for which the fair value option has been elected in earnings.  We adopted this guidance effective November 1, 2008 and have not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  Accordingly, the adoption of the new guidance did not impact our results of operations, financial position or cash flows.

In December 2007, the FASB issued new guidance on business combinations that retains the fundamental requirements of previous guidance that the acquisition method of accounting (formerly the “purchase accounting” method) be used for all business combinations and for an acquirer to be identified for each business combination.  However, the new guidance changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  The new guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008, or in fiscal 2010 for us.  We will apply this new guidance for all business combinations consummated on or after November 1, 2009.

In December 2007, the FASB issued new guidance that requires the recognition of certain noncontrolling interests (previously referred to as minority interests) as a separate component within equity in the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of operations.  The new guidance is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for us.  The adoption of this new guidance will affect the presentation of noncontrolling interests in our results of operations, financial position and cash flows.

In March 2008, the FASB Emerging Issues Task Force (“EITF”) made certain revisions to the guidance on the financial statement classification and measurement of redeemable noncontrolling interests which are required to be applied no later than the effective date of the above referenced guidance for noncontrolling interests, or in fiscal 2010 for us.  As further detailed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, the holders of interests in certain of our subsidiaries have rights (“Put Rights”) that require us to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based solely on a multiple of future earnings over a measurement period.  The Put Rights are embedded in the shares owned by the noncontrolling interest holders and are not freestanding.  Historically, we have recorded such redeemable noncontrolling interests at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the noncontrolling interest holders.  Effective November 1, 2009, we will adjust our redeemable noncontrolling interests to the higher of their carrying cost or management’s estimate of the Redemption Amount with a corresponding charge to retained earnings and classify such interests outside of permanent equity.  Under this guidance, subsequent adjustments to the carrying amount of redeemable noncontrolling interests (the Redemption Amount) based on fair value will be recorded to retained earnings and have no effect on net income per diluted share.  Subsequent adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption in excess of fair value will be recorded to retained earnings and will be reflected in net income per diluted share under the two-class method.  If both the guidance on noncontrolling interests and redeemable noncontrolling interests was effective as of October 31, 2009, we would have reclassified approximately $78 million from minority interests in consolidated subsidiaries to permanent equity for non-redeemable noncontrolling interests and recorded an approximately $45 million increase to minority interests in consolidated subsidiaries (to be renamed as “redeemable noncontrolling interests”) with a corresponding decrease to retained earnings in our Consolidated Balance Sheets.  The resulting $57 million of redeemable noncontrolling interests represents management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay of which approximately $25 million is redeemable at fair value and approximately $32 million is redeemable based solely on a multiple of future earnings.  The actual Redemption Amount will likely be different.

In March 2008, the FASB issued new guidance that expands the disclosure requirements about an entity’s derivative instruments and hedging activities.  It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the new guidance effective February 1, 2009.  The new guidance affects financial statement disclosures only, and we will make the required additional disclosures in reporting periods for which we use derivative instruments.

In May 2008, the FASB issued new guidance that identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  The new guidance became effective November 15, 2008.  The adoption of the new guidance did not have a material effect on our results of operations, financial position or cash flows.

In May 2009, the FASB issued new guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events, which is through the date the financial statements are issued for a public entity such as ours.  We adopted the new guidance in the third quarter of fiscal 2009.  The adoption of the new guidance did not impact our results of operations, financial position or cash flows.

In June 2009, the FASB issued new guidance that establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  We adopted the new guidance in the fourth quarter of fiscal 2009.  The new guidance is not intended to change GAAP, therefore the adoption of the new guidance did not impact our results of operations, financial position or cash flows.

Forward Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements.  Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies.  We have based these forward-looking statements on our current expectations and projections about future events.  All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements.  Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information.  Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

•	Lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services;

•	Product specification costs and requirements, which could cause an increase to our costs to complete contracts;

•
Governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales;

•	Our ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; and

•
Our ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aviation, defense, space, medical, telecommunication and electronic industries, which could negatively impact our costs and revenues.

For further information on these and other factors that potentially could materially affect our financial results, see Item 1A, Risk Factors.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which we have exposure is interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Periodically, we enter into interest rate swap agreements to manage our interest expense.  We did not have any interest rate swap agreements in effect as of October 31, 2009.  Based on our aggregate outstanding variable rate debt balance of $55 million as of October 31, 2009, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows.

We maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2009 would not have a material effect on our results of operations, financial position or cash flows.

We are also exposed to foreign currency exchange rate fluctuations on the United States dollar value of our foreign currency denominated transactions, which are principally in Canadian dollar and British pound sterling.  During fiscal 2008, we entered into a one year foreign currency forward contract to mitigate a portion of foreign exchange risk at one of our foreign subsidiaries for transactions denominated in a currency other than its functional currency.  The impact of this forward contract did not have a material effect on our results of operations, financial position or cash flows.  A hypothetical 10% weakening in the exchange rate of the Canadian dollar or British pound sterling to the United States dollar as of October 31, 2009 would not have a material effect on our results of operations, financial position or cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of October 31, 2009 and 2008	42

Consolidated Statements of Operations for the years ended October 31, 2009,
2008 and 2007	43

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended October 31, 2009, 2008 and 2007	44

Consolidated Statements of Cash Flows for the years ended October 31, 2009,
2008 and 2007	45

Notes to Consolidated Financial Statements	46

Financial Statement Schedule II, Valuation and Qualifying Accounts for the
years ended October 31, 2009, 2008 and 2007	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 23, 2009

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,167,000	$12,562,000
Accounts receivable, net	77,864,000	88,403,000
Inventories, net	137,585,000	132,910,000
Prepaid expenses and other current assets	4,290,000	3,678,000
Deferred income taxes	16,671,000	13,957,000
Total current assets	243,577,000	251,510,000

Property, plant and equipment, net	60,528,000	59,966,000
Goodwill	365,243,000	323,393,000
Intangible assets, net	41,588,000	24,983,000
Other assets	21,974,000	16,690,000
Total assets	$732,910,000	$676,542,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$237,000	$220,000
Trade accounts payable	26,978,000	29,657,000
Accrued expenses and other current liabilities	36,978,000	49,586,000
Income taxes payable	1,320,000	1,765,000
Total current liabilities	65,513,000	81,228,000

Long-term debt, net of current maturities	55,194,000	37,381,000
Deferred income taxes	41,340,000	39,192,000
Other long-term liabilities	23,268,000	17,003,000
Total liabilities	185,315,000	174,804,000
Minority interests in consolidated subsidiaries (Note 15)	89,742,000	83,978,000

Commitments and contingencies (Notes 2 and 15)
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred Stock; none issued
	―	―
Common Stock, $.01 par value par share; 30,000,000 shares authorized; 10,409,141 and 10,572,641 shares issued and outstanding, respectively	104,000	106,000
Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 15,713,234 and 15,829,790 shares issued and outstanding, respectively	157,000	158,000
Capital in excess of par value	224,625,000	229,443,000
Accumulated other comprehensive loss	(1,381,000)	(4,819,000)
Retained earnings	234,348,000	192,872,000
Total shareholders’ equity	457,853,000	417,760,000
Total liabilities and shareholders’ equity	$732,910,000	$676,542,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended October 31,
	2009	2008	2007

Net sales	$538,296,000	$582,347,000	$507,924,000

Operating costs and expenses:
Cost of sales	357,285,000	371,852,000	330,466,000
Selling, general and administrative expenses	92,756,000	104,707,000	91,444,000

Total operating costs and expenses	450,041,000	476,559,000	421,910,000

Operating income	88,255,000	105,788,000	86,014,000

Interest expense	(615,000)	(2,314,000)	(3,293,000)
Other income (expense)	205,000	(637,000)	95,000

Income before income taxes and minority interests	87,845,000	102,837,000	82,816,000

Income tax expense	28,000,000	35,450,000	27,530,000

Income before minority interests	59,845,000	67,387,000	55,286,000

Minority interests’ share of income	15,219,000	18,876,000	16,281,000

Net income	$44,626,000	$48,511,000	$39,005,000

Net income per share:
Basic	$1.70	$1.84	$1.52
Diluted	$1.65	$1.78	$1.45

Weighted average number of common shares outstanding:
Basic	26,204,799	26,309,139	25,715,899
Diluted	27,024,031	27,243,356	26,931,048

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Class A	Capital in	Other
	Common	Common	Excess of	Comprehensive	Retained	Comprehensive
	Stock	Stock	Par Value	Income (Loss)	Earnings	Income
Balances as of October 31, 2006	$103,000	$151,000	$206,260,000	$62,000	$110,682,000
Net income	―	―	―	―	39,005,000	$39,005,000
Foreign currency translation adjustments	―	―	―	2,966,000	―	2,966,000
Comprehensive income	―	―	―	―	―	$41,971,000
Cash dividends ($.08 per share)	―	―	―	―	(2,056,000)
Tax benefit from stock option exercises	―	―	6,873,000	―	―
Proceeds from stock option exercises	2,000	5,000	6,868,000	―	―
Stock option compensation expense	―	―	658,000	―	―
Other	―	―	(1,000)	22,000	1,000
Balances as of October 31, 2007	105,000	156,000	220,658,000	3,050,000	147,632,000
Net income	―	―	―	―	48,511,000	$48,511,000
Foreign currency translation adjustments	―	―	―	(7,706,000)	―	(7,706,000)
Comprehensive income	―	―	―	―	―	$40,805,000
Cash dividends ($.10 per share)	―	―	―	―	(2,631,000)
Cumulative effect of adopting FIN 48 (Note 6)	―	―	―	―	(639,000)
Tax benefit from stock option exercises	―	―	6,248,000	―	―
Proceeds from stock option exercises	1,000	2,000	2,395,000	―	―
Stock option compensation expense	―	―	142,000	―	―
Other	―	―	―	(163,000)	(1,000)
Balances as of October 31, 2008	106,000	158,000	229,443,000	(4,819,000)	192,872,000
Net income	―	―	―	―	44,626,000	$44,626,000
Foreign currency translation adjustments	―	―	―	3,276,000	―	3,276,000
Comprehensive income	―	―	―	―	―	$47,902,000
Repurchases of common stock	(2,000)	(2,000)	(8,094,000)	―	―
Cash dividends ($.12 per share)	―	―	―	―	(3,150,000)
Tax benefit from stock option exercises	―	―	1,890,000	―	―
Proceeds from stock option exercises	―	1,000	1,206,000	―	―
Stock option compensation expense	―	―	181,000	―	―
Other	―	―	(1,000)	162,000	―
Balances as of October 31, 2009	$104,000	$157,000	$224,625,000	$(1,381,000)	$234,348,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended October 31,
	2009	2008	2007
Operating Activities:
Net income	$44,626,000	$48,511,000	$39,005,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,967,000	15,052,000	12,167,000
Impairment of intangible assets	300,000	1,835,000	―
Deferred income tax (benefit) provision	(2,651,000)	3,617,000	2,819,000
Minority interests’ share of income	15,219,000	18,876,000	16,281,000
Tax benefit from stock option exercises	1,890,000	6,248,000	6,873,000
Excess tax benefit from stock option exercises	(1,573,000)	(4,324,000)	(5,262,000)
Stock option compensation expense	181,000	142,000	658,000
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	15,214,000	(4,749,000)	(13,790,000)
Increase in inventories	(87,000)	(16,597,000)	(14,701,000)
Decrease (increase) in prepaid expenses and other current assets	5,216,000	650,000	(266,000)
(Decrease) increase in trade accounts payable	(5,619,000)	808,000	4,265,000
(Decrease) increase in accrued expenses and other current liabilities	(11,296,000)	3,803,000	7,013,000
(Decrease) increase in income taxes payable	(936,000)	(1,040,000)	1,523,000
Other	366,000	330,000	865,000
Net cash provided by operating activities	75,817,000	73,162,000	57,450,000

Investing Activities:
Acquisitions and related costs, net of cash acquired	(71,066,000)	(29,038,000)	(48,367,000)
Capital expenditures	(10,253,000)	(13,455,000)	(12,886,000)
Other	20,000	166,000	59,000
Net cash used in investing activities	(81,299,000)	(42,327,000)	(61,194,000)

Financing Activities:
Borrowings on revolving credit facility	91,000,000	50,000,000	46,000,000
Payments on revolving credit facility	(73,000,000)	(66,000,000)	(46,000,000)
Borrowings on short-term line of credit	―	500,000	1,000,000
Payments on short-term line of credit	―	(500,000)	(1,000,000)
Payment of industrial development revenue bonds	―	(1,980,000)	―
Distributions to minority interest owners	(9,591,000)	(7,456,000)	(6,448,000)
Repurchases of common stock	(8,098,000)	―	―
Cash dividends paid	(3,150,000)	(2,631,000)	(2,056,000)
Excess tax benefit from stock option exercises	1,573,000	4,324,000	5,262,000
Proceeds from stock option exercises	1,207,000	2,398,000	6,875,000
Other	(219,000)	(1,158,000)	(57,000)
Net cash (used in) provided by financing activities	(278,000)	(22,503,000)	3,576,000

Effect of exchange rate changes on cash	365,000	(717,000)	116,000

Net (decrease) increase in cash and cash equivalents	(5,395,000)	7,615,000	(52,000)
Cash and cash equivalents at beginning of year	12,562,000	4,947,000	4,999,000
Cash and cash equivalents at end of year	$7,167,000	$12,562,000	$4,947,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Electronic Technologies Corp. (“HEICO Electronic”) and their subsidiaries (collectively, the “Company”), is principally engaged in the design, manufacture and sale of aerospace, defense and electronics related products and services throughout the United States and internationally.  The Company’s customer base is primarily the commercial aviation, defense, space, medical, telecommunication and electronic industries.

Basis of Presentation

The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates a 72%-owned subsidiary, two 80%-owned subsidiaries, and a joint venture formed in March 2001, which is 16%-owned by American Airlines’ parent company, AMR Corporation.  Also, HEICO Electronic consolidates three subsidiaries, which are 80%, 89.9% and 82.5% owned, respectively.  (See Note 2, Acquisitions.)  All significant intercompany balances and transactions are eliminated.  The consolidated financial statements reflect management’s evaluation of subsequent events through December 23, 2009, the date of issuance of this Annual Report on Form 10-K.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments such as U.S. Treasury bills and money market funds with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers and unbilled costs and estimated earnings related to revenue from certain fixed price contracts recognized on the percentage-of-completion method that have been recognized for accounting purposes, but not yet billed to customers.  The valuation of accounts receivable requires that the Company set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense.  The Company estimates uncollectible receivables based on such factors as its prior experience, its appraisal of a customer’s ability to pay, age of receivables outstanding and economic conditions within and outside of the aviation, defense, space and electronics industries.

Inventory

Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out or the average cost basis.  Losses, if any, are recognized fully in the period when identified.

The Company periodically evaluates the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write-down its slow moving, obsolete or damaged inventory.  These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  Depreciation and amortization is generally provided on the straight-line method over the estimated useful lives of the various assets.  The Company’s property, plant and equipment is depreciated over the following estimated useful lives:

Buildings and improvements	15 to 40 years
Leasehold improvements	2 to 20 years
Machinery and equipment	3 to 10 years
Tooling	2 to 5 years

The costs of major additions and improvements are capitalized.  Leasehold improvements are amortized over the shorter of the leasehold improvement’s useful life or the lease term.  Repairs and maintenance are expensed as incurred.  Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings.

Business Combinations

The Company applies the purchase method of accounting to its acquisitions.  Under this method, acquired businesses are included in the consolidated financial statements from the date of acquisition.  The purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and identifiable intangible assets and liabilities acquired based on their estimated fair market values, with any excess recorded as goodwill.

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its implied fair value, if any.

The Company’s intangible assets not subject to amortization consist of most of its trade names.  The Company’s intangible assets subject to amortization are amortized on the straight-line method over the following estimated useful lives:

Customer relationships	3 to 8 years
Intellectual property	4 to 15 years
Licenses	12 to 17 years
Non-compete agreements	2 to 7 years
Patents	5 to 20 years
Trade names	5 to 10 years

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.  The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.  The Company performs ongoing credit evaluations of its customers, but does not generally require collateral to support customer receivables.

Investments are stated at fair value based on quoted market prices.  Investments that are intended to be held for less than one year are included within prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets, while those intended to be held for longer than one year are classified within other assets.  Unrealized gains or losses associated with available-for-sale securities are reported net of tax within other comprehensive income in shareholders’ equity.  Unrealized gains or losses associated with trading securities are recorded as a component of other income in the Company’s Consolidated Statement of Operations.

Derivative Instruments

From time to time, the Company utilizes certain derivative instruments (e.g. interest rate swap agreements and foreign currency forward contracts) to hedge the variability of expected future cash flows of certain transactions.  On an ongoing basis, the Company assesses whether derivative instruments used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items and therefore qualify as cash flow hedges.  For a derivative instrument that qualifies as a cash flow hedge, the effective portion of changes in fair value of the derivative is deferred and recorded as a component of other comprehensive income until the hedged transaction occurs and is recognized in earnings.  All other portions of changes in the fair value of a cash flow hedge are recognized in earnings immediately.

The Company has previously utilized interest rate swap agreements to manage interest expense related to its revolving credit facility.  Interest rate risk associated with the Company’s variable rate revolving credit facility is the potential increase in interest expense from an increase in interest rates.  The Company did not enter into any interest rate swap agreements in fiscal 2009, 2008 or 2007.

During fiscal 2008, the Company entered into a one year foreign currency forward contract to mitigate foreign exchange risk at one of its foreign subsidiaries for transactions denominated in a currency other than its functional currency.  The impact of this forward contract did not have a material effect on the Company’s results of operations, financial position or cash flows in fiscal 2009 or 2008.  The Company did not enter into any foreign currency forward contracts in fiscal 2009 or 2007.

Customer Rebates and Credits

The Company records accrued customer rebates and credits as a component of accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.  These amounts generally relate to discounts negotiated with customers as part of certain sales contracts that are usually tied to sales volume thresholds.  The Company accrues customer rebates and credits as a reduction within net sales as the revenue is recognized based on the estimated level of discount rate expected to be earned by each customer over the life of the contract period (generally one year).  Accrued customer rebates and credits are monitored by management and discount levels are updated at least quarterly.

Product Warranties

Product warranty liabilities are estimated at the time of shipment and recorded as a component of accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.  The amount recognized is based on historical claims experience.

Revenue Recognition

Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services.  Revenue earned from rendering services represented less than 10% of consolidated net sales for all periods presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 1%, 3%, and 3% in fiscal 2009, 2008 and 2007, respectively.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

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

The asset, “costs and estimated earnings in excess of billings” on uncompleted percentage-of-completion contracts, included in accounts receivable, represents revenue recognized in excess of amounts billed.  The liability, “billings in excess of costs and estimated earnings,” included in accrued expenses and other current liabilities, represents billings in excess of revenue recognized on contracts accounted for under either the percentage-of-completion method or the completed-contract method.  Billings are made based on the completion of certain milestones as provided for in the contracts.

For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method.  A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.  The aggregate effects of changes in estimates relating to long-term contracts did not have a significant effect on net income or diluted net income per share in fiscal 2009, 2008 or 2007.

Stock-Based Compensation

The Company records compensation expense associated with stock options in its Consolidated Statements of Operations based on the grant date fair value of those awards.  The fair value of each stock option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions.  Expected volatilities are based on the Company’s historical stock prices over the contractual terms of the options and other factors.  The risk-free interest rates used are based on the published U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar life.  The dividend yield reflects the Company’s dividend yield at the date of grant.  The expected life represents the period that the stock options are expected to be outstanding, taking into consideration the contractual terms of the options and employee historical exercise behavior.  The Company generally recognizes stock option compensation expense ratably over the award’s vesting period.

The Company calculates the amount of excess tax benefit that is available to offset future write-offs of deferred tax assets, or additional paid-in-capital pool (“APIC Pool”) by tracking each stock option award granted after November 1, 1996 on an employee-by-employee basis and on a grant-by-grant basis to determine whether there is a tax benefit situation or tax deficiency situation for each such award.  The Company then compares the fair value expense to the tax deduction received for each stock option grant and aggregates the benefits and deficiencies, which have the effect of increasing or decreasing, respectively, the APIC Pool.  Should the amount of future tax deficiencies be greater than the available APIC Pool, the Company will record the excess as income tax expense in its Consolidated Statements of Operations.  The excess tax benefit resulting from tax deductions in excess of the cumulative compensation expense recognized for stock options exercised is presented as a financing activity in the Company’s Consolidated Statements of Cash Flows.  All other tax benefits related to stock options have been presented as a component of operating activities.

Income Taxes

Income tax expense includes United States and foreign income taxes, plus the provision for United States taxes on undistributed earnings of foreign subsidiaries not deemed to be permanently invested.  Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from periods recognized for income tax purposes.

Effective November 1, 2007, the Company adopted new guidance related to accounting for uncertainty in income taxes and began evaluating tax positions utilizing a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.  As a result of adopting the provisions of the new guidance, the Company recognized a cumulative effect adjustment that decreased retained earnings as of the beginning of fiscal 2008 by $639,000.  Further, effective with the adoption of the new guidance, the Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  Interest and penalties, which were not significant in fiscal 2007, were previously recorded in interest expense and in selling, general and administrative expenses, respectively, in the Company’s Consolidated Statements of Operations.  Further information regarding income taxes can be found in Note 6, Income Taxes.

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

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency are translated at period-end exchange rates, while revenue and expenses are translated using average exchange rates for the period.  Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive income in shareholders’ equity.

Contingencies

Losses for contingencies such as product warranties, litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated.  Gain contingencies are not recognized in income until they have been realized.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. In February 2008, the FASB issued additional guidance which delays the effective date by one year for nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted all required portions of the new guidance effective November 1, 2008. The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.  See Note 7, Fair Value Measurements, which provides information about the extent to which fair value is used to measure assets and liabilities and the methods and assumptions used to measure fair value.  The portions of the new guidance that were delayed will be adopted by the Company at the beginning of fiscal 2010, and the Company is currently in the process of evaluating the effect such adoption will have on its results of operations, financial position and cash flows.

In February 2007, the FASB issued new guidance that permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, and report unrealized gains and losses on items for which the fair value option has been elected in earnings.  The Company adopted this guidance effective November 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  Accordingly, the adoption of the new guidance did not impact the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued new guidance for business combinations that retains the fundamental requirements of previous guidance that the acquisition method of accounting (formerly the “purchase accounting” method) be used for all business combinations and for an acquirer to be identified for each business combination.  However, the new guidance changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  The new guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008, or in fiscal 2010 for HEICO.  The Company will apply this new guidance in the accounting for all business combinations consummated on or after November 1, 2009.

In December 2007, the FASB issued new guidance that requires the recognition of certain noncontrolling interests (previously referred to as minority interests) as a separate component within equity in the consolidated balance sheet.  It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented within the consolidated statement of operations.  The new guidance is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for HEICO.  The adoption of this new guidance will affect the presentation of noncontrolling interests in the Company’s results of operations, financial position and cash flows.

In March 2008, the FASB Emerging Issues Task Force (“EITF”) made certain revisions to the guidance on the financial statement classification and measurement of redeemable noncontrolling interests which are required to be applied no later than the effective date of the above referenced guidance for noncontrolling interests, or in fiscal 2010 for HEICO.  As further detailed in Note 15, Commitments and Contingencies, the holders of interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that require the Company to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based solely on a multiple of future earnings over a measurement period.  The Put Rights are embedded in the shares owned by the noncontrolling interest holders and are not freestanding.  Historically, the Company has recorded such redeemable noncontrolling interests at historical cost plus an allocation of subsidiary earnings based on ownership interests, less dividends paid to the noncontrolling interest holders.  Effective November 1, 2009, the Company will adjust its redeemable noncontrolling interests to the higher of their carrying cost or management’s estimate of the Redemption Amount with a corresponding charge to retained earnings and classify such interests outside of permanent equity.  Under this guidance, subsequent adjustments to the carrying amount of redeemable noncontrolling interests (the Redemption Amount) based on fair value will be recorded to retained earnings and have no effect on net income per diluted share.  Subsequent adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption in excess of fair value will be recorded to retained earnings and will be reflected in net income per diluted share under the two-class method.  If both the guidance on noncontrolling interests and redeemable noncontrolling interests was effective as of October 31, 2009, the Company would have reclassified approximately $78 million from minority interests in consolidated subsidiaries to permanent equity for non-redeemable noncontrolling interests and recorded an approximately $45 million increase to minority interests in consolidated subsidiaries (to be renamed as “redeemable noncontrolling interests”) with a corresponding decrease to retained earnings in the Company’s Consolidated Balance Sheets.  The resulting $57 million of redeemable noncontrolling interests represents management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay of which approximately $25 million is redeemable at fair value and approximately $32 million is redeemable based solely on a multiple of future earnings. The actual Redemption Amount will likely be different.

In March 2008, the FASB issued new guidance that expands the disclosure requirements about an entity’s derivative instruments and hedging activities.  It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company adopted the new guidance effective February 1, 2009.  The new guidance affects financial statement disclosures only, and the Company will make the required additional disclosures in reporting periods for which it uses derivative instruments.

In May 2008, the FASB issued new guidance that identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  The new guidance became effective November 15, 2008.  The adoption of the new guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

In May 2009, the FASB issued new guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events, which is through the date the financial statements are issued for a public entity such as HEICO.  The Company adopted the new guidance in the third quarter of fiscal 2009.  The adoption of the new guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued new guidance that establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  The Company adopted the new guidance in the fourth quarter of fiscal 2009.  The new guidance is not intended to change GAAP, therefore the adoption of the new guidance did not impact the Company’s results of operations, financial position or cash flows.

2.      ACQUISITIONS

During the first quarter of fiscal 2007, the Company, through HEICO Aerospace, acquired an additional 10% of the equity interests in one of its subsidiaries, which increased the Company’s ownership interest to 90%.  During the first quarter of fiscal 2009, the Company, through HEICO Aerospace, acquired the remaining 10% equity interest, which increased the Company’s ownership interest to 100% effective October 31, 2008.  The purchase price of both acquired equity interests was paid using cash provided by operating activities.

In April 2007, the Company, through HEICO Electronic, acquired all the stock of a U.S. company engaged in the design and manufacture of Radio Frequency Interference and Electromagnetic Frequency Interference Suppressors for a variety of markets.  The Company has since integrated the operations of the acquired entity into the operations of one of its existing subsidiaries.

During both April 2007 and 2008, the Company, through HEICO Electronic, acquired an additional .75% of the equity interests in one of its subsidiaries, which increased the Company’s ownership interest from 85% to 86.5%.  In April 2009, the Company, through HEICO Electronic, acquired an additional 3.4% equity interest, which increased the Company’s ownership interest to 89.9%.  The purchase prices of the acquired equity interests were paid using cash provided by operating activities.

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

In September 2007, the Company, through HEICO Electronic, acquired all of the stock of a Canadian company that designs and manufactures high voltage energy generators for medical, baggage inspection and industrial imaging manufacturers and high frequency power delivery systems for the commercial sign industry.  Subject to meeting certain earnings objectives during the first five years following the acquisition, the Company may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $68 million U.S. dollars based on the October 31, 2009 exchange rate.

In November 2007, the Company, through an 80%-owned subsidiary of HEICO Aerospace, acquired all of the stock of a European company.  Subject to meeting certain earnings objectives during the third, fourth and fifth years following the acquisition, the Company may be obligated to pay additional purchase consideration of up to approximately $.4 million in aggregate.  The acquired company supplies aircraft parts for sale and exchange as well as repair management services to commercial and regional airlines, asset management companies and FAA overhaul and repair facilities.

In January 2008, the Company, through HEICO Aerospace, acquired certain assets and assumed certain liabilities of a U.S. company that designs and manufactures FAA-approved aircraft and engine parts primarily for the commercial aviation market.  The Company has since combined the operations of the acquired entity within other subsidiaries of HEICO Aerospace.

In February 2008, the Company, through HEICO Aerospace, acquired an 80% interest in certain assets and certain liabilities of a U.S. company that is an FAA-approved repair station which specializes in avionics primarily for the commercial aviation market.  The remaining 20% is principally owned by certain members of the acquired company’s management.  The Company has the right to purchase the minority interests beginning at approximately the sixth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holders have the right to cause the Company to purchase the same equity interest over the same period.

In April 2008, the Company, through HEICO Aerospace, acquired an additional 7% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 58%.  In December 2008, the Company, through HEICO Aerospace, acquired an additional 14% equity interest in the subsidiary, which increased the Company’s ownership interest to 72%.

In May 2009, the Company, through HEICO Electronic, acquired 82.5% of the stock of VPT, Inc., a U.S. company that designs and provides power conversion products principally serving the defense, space and aviation industries.  The remaining 17.5% continues to be owned by an existing VPT shareholder which is also a supplier to the acquired company.  The Company has the right to purchase the minority interests beginning at the fifth anniversary of the acquisition, or sooner under certain conditions, and the minority interest holder has the right to cause the Company to purchase the same equity interests over the same period.  In addition, subject to meeting certain earnings objectives during each of the first three years following the acquisition, the Company may be obligated to pay additional purchase consideration of up to approximately $1.3 million in fiscal 2010, $1.3 million in fiscal 2011 and $10.1 million in fiscal 2012.

In October 2009, the Company, through HEICO Electronic, acquired the business, assets and certain liabilities of the Seacom division of privately-held Dukane Corp. and formed a new subsidiary, Dukane Seacom, Inc. (“Seacom”).  Seacom is a designer and manufacturer of underwater locator beacons used to locate aircraft cockpit voice recorders, flight data recorders, marine ship voyage recorders and various other devices which have been submerged under water.  Subject to meeting certain earnings objectives during the first two years following the acquisition, the Company may be obligated to pay additional purchase consideration of up to approximately $11.7 million.

As part of the purchase agreement associated with certain acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition.  The Company accrues an estimate of additional purchase consideration when the earnings objectives are met.  During fiscal 2009, the Company, through HEICO Electronic, paid $2.2 million of such additional purchase consideration related to an acquisition made previously, which was accrued as of October 31, 2008.  In addition, the Company, through HEICO Electronic, paid $1.6 million of additional purchase consideration in the fourth quarter of fiscal 2009 related to a previous acquisition for which the earnings objective was met during fiscal 2009.  During fiscal 2008, the Company, through HEICO Aerospace and HEICO Electronic, paid $7.0 million and $4.7 million, respectively, of such additional purchase consideration related to acquisitions made in previous years, all of which was accrued as of October 31, 2007.  During fiscal 2007, the Company, through HEICO Electronic, paid $7.3 million of such additional purchase consideration related to acquisitons made in previous years, of which $7.2 million was accrued as of October 31, 2006.  As of October 31, 2009, the Company, through HEICO Electronic, accrued $1.8 million of additional purchase consideration related to a prior year acquisition, which it expects to pay in fiscal 2010.  The amounts paid in fiscal 2009, 2008 and 2007 were based on a multiple of each applicable subsidiary’s earnings relative to target.  Since these amounts were not contingent upon the former shareholders of each acquired entity remaining employed by the Company or providing future services to the Company, the payments were recorded as an additional cost of the respective acquired entity.  Information regarding additional purchase consideration related to acquisitions may be found in Note 15, Commitments and Contingencies.

All of the acquisitions described above were accounted for using the purchase method of accounting.  The purchase price of each acquisition was paid in cash using proceeds from the Company’s revolving credit facility unless otherwise noted and was not material or significant to the Company’s consolidated financial statements.  The operating results of each acquired company were included in the Company’s results of operations from their effective acquisition date.  The following table presents the Company’s unaudited pro forma consolidated operating results assuming the fiscal 2009 and 2008 acquisitions had been consummated as of the beginning of fiscal 2008.  The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of the beginning fiscal 2008.  The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to acquired intangible assets, increased interest expense associated with borrowings to finance the acquisitions, and applicable adjustments to minority interest in net income as well as the exclusion of any acquisition-related expenses.

	For the year ended October 31,
	2009	2008
Net sales	$559,923	$619,665
Net income	$47,220	$51,975
Net income per share:
Basic	$1.80	$1.98
Diluted	$1.75	$1.91

The allocation of the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values as of the date of acquisition.  The Company determines the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors.  The allocation of the purchase price of the fiscal 2009 acquisitions to the tangible and identifiable intangible assets acquired and liabilities assumed in these consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.  The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed has been recorded as goodwill (see Note 16, Supplemental Disclosures of Cash Flow Information).  The aggregate cost of acquisitions, including payments made in cash and contingent payments, was $71.1 million, $29.0 million and $48.4 million in fiscal 2009, 2008 and 2007, respectively.

3.  SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable
	As of October 31,
	2009	2008
Accounts receivable	$80,399,000	$90,990,000
Less: Allowance for doubtful accounts	(2,535,000)	(2,587,000)
Accounts receivable, net	$77,864,000	$88,403,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
	2009	2008
Costs incurred on uncompleted contracts	$10,280,000	$21,505,000
Estimated earnings	8,070,000	12,545,000
	18,350,000	34,050,000
Less: Billings to date	(12,543,000)	(28,337,000)
	$5,807,000	$5,713,000
Included in accompanying Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$5,832,000	$6,115,000
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(25,000)	(402,000)
	$5,807,000	$5,713,000

Changes in estimates pertaining to percentage of completion contracts did not have a material effect on net income or diluted net income per share in fiscal 2009, 2008 or 2007.

Inventories
	As of October 31,
	2009	2008
Finished products	$79,665,000	$74,281,000
Work in process	14,279,000	17,897,000
Materials, parts, assemblies and supplies	43,641,000	40,732,000
Inventories, net	$137,585,000	$132,910,000

Inventories related to long-term contracts were not significant as of October 31, 2009 and 2008.

Property, Plant and Equipment
	As of October 31,
	2009	2008

Land	$3,656,000	$3,656,000
Buildings and improvements	38,091,000	36,229,000
Machinery, equipment and tooling	80,697,000	73,038,000
Construction in progress	5,331,000	5,446,000
	127,775,000	118,369,000
Less: Accumulated depreciation and amortization	(67,247,000)	(58,403,000)
Property, plant and equipment, net	$60,528,000	$59,966,000

The amounts set forth above include tooling costs having a net book value of $4,369,000 and $4,037,000 as of October 31, 2009 and 2008, respectively.  Amortization expense on capitalized tooling was $1,825,000, $1,575,000 and $1,448,000 for the fiscal years ended October 31, 2009, 2008 and 2007, respectively.  Expenditures for capitalized tooling costs were $2,193,000, $1,412,000 and $1,634,000 in fiscal 2009, 2008 and 2007, respectively.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $8,365,000, $7,990,000 and $6,678,000 for the fiscal years ended October 31, 2009, 2008 and 2007, respectively.

Included in the Company’s property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements.  The rotables are stated at a net book value of $631,000 and $908,000 as of October 31, 2009 and 2008, respectively.  Under the terms of the agreements, the customers may purchase the equipment at specified prices, which are no less than net book value, upon termination of the agreements.  The equipment is currently being depreciated over its estimated life.

Accrued Expenses and Other Current Liabilities
	As of October 31,
	2009	2008

Accrued employee compensation and related payroll taxes	$14,745,000	$25,157,000
Accrued customer rebates and credits	9,689,000	11,758,000
Accrued additional purchase consideration	1,775,000	3,427,000
Other	10,769,000	9,244,000
Accrued expenses and other current liabilities	$36,978,000	$49,586,000

The total customer rebates and credits deducted within net sales for the fiscal years ended October 31, 2009, 2008 and 2007 were $8,315,000, $10,249,000 and $9,574,000, respectively.

Other Long-Term Liabilities

During fiscal 2006, the Company established the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The LCP was effective October 1, 2006 and provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis.  The Company matches 50% of the first 6% of base salary deferred by each participant.  In September 2008, the LCP was amended principally to allow director fees that would otherwise be payable in Company common stock to be deferred into the Plan, and, when distributed, amounts would be distributable in actual shares of Company common stock.  During fiscal 2009, the LCP was amended to comply with the final Section 409A regulations issued by the Internal Revenue Service, which become effective January 1, 2009.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the Plan charged to income in fiscal 2009, 2008 and 2007 totaled $2,195,000, $2,075,000 and $2,119,000, respectively.  In the accompanying Consolidated Balance Sheets, $241,000 was included in accrued expenses and other current liabilities and $15,552,000 in other long-term liabilities as of October 31, 2009, and $623,000 was included in accrued expenses and other current liabilities and $7,136,000 in other long-term liabilities as of October 31, 2008.  The assets of the LCP, totaling $15,811,000 and $7,148,000 as of October 31, 2009, and 2008, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $3,953,000 and $3,860,000 as of October 31, 2009 and 2008, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees.  The Company makes no contributions to this plan.  The assets of this plan related to this deferred compensation liability are held within an irrevocable trust and classified within other assets in the accompanying Consolidated Balance Sheets.  Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments:  the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill during fiscal 2009 and 2008 by operating segment are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2007	$169,689,000	$140,813,000	$310,502,000
Goodwill acquired	9,094,000	74,000	9,168,000
Adjustments to goodwill	1,491,000	2,673,000	4,164,000
Accrued additional purchase consideration	1,215,000	2,212,000	3,427,000
Foreign currency translation adjustments	(363,000)	(3,505,000)	(3,868,000)
Balances as of October 31, 2008	181,126,000	142,267,000	323,393,000
Goodwill acquired	6,444,000	29,269,000	35,713,000
Adjustments to goodwill	866,000	1,612,000	2,478,000
Accrued additional purchase consideration	—	1,775,000	1,775,000
Foreign currency translation adjustments	23,000	1,861,000	1,884,000
Balances as of October 31, 2009	$188,459,000	$176,784,000	$365,243,000

The goodwill acquired during fiscal 2009 and 2008 is a result of certain of the Company’s acquisitions described in Note 2, Acquisitions.  Adjustments to goodwill during fiscal 2009 by the FSG and fiscal 2008 by the FSG and ETG consist primarily of final purchase price adjustments related to the preliminary allocation of the purchase price during the allocation period for certain prior year acquisitions to the assets acquired and liabilities assumed.  The adjustment to goodwill during fiscal 2009 by the ETG represents additional purchase consideration paid in the fourth quarter of fiscal 2009 related to a previous acquisition for which the earnings objective was met during fiscal 2009 (see Note 15, Commitments and Contingencies).  The $1.8 million and $2.2 million accrued additional purchase consideration recognized during fiscal 2009 and 2008, respectively, by the ETG is the result of a subsidiary meeting certain earnings objectives in fiscal 2009 and 2008, respectively (see Note 2, Acquisitions).  The $1.2 million accrued additional purchase consideration recognized during fiscal 2008 by the FSG is the result of the Company’s purchase of the remaining 10% of the equity interests of a 90%-owned subsidiary effective October 31, 2008.  The foreign currency translation adjustments reflect unrealized translation (losses) gains on the goodwill recognized in connection with foreign subsidiaries.  Foreign currency translation adjustments are included in other comprehensive income in the Company’s Consolidated Statements of Shareholders’ Equity and Comprehensive Income.  The Company estimates that approximately $25 million and $13 million of the goodwill recognized in fiscal 2009 and 2008, respectively, will be deductible for income tax purposes.  Based on the annual goodwill test for impairment as of October 31, 2009, the Company determined there is no impairment of its goodwill.

Identifiable intangible assets consist of:
	As of October 31, 2009			As of October 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$33,237,000	$(9,944,000)	$23,293,000	$16,845,000	$(6,451,000)	$10,394,000
Intellectual property	3,369,000	(628,000)	2,741,000	3,427,000	(1,833,000)	1,594,000
Licenses	1,000,000	(547,000)	453,000	1,000,000	(474,000)	526,000
Non-compete agreements	1,221,000	(969,000)	252,000	1,086,000	(660,000)	426,000
Patents	575,000	(246,000)	329,000	575,000	(189,000)	386,000
Trade names	569,000	—	569,000	—	—	—
	39,971,000	(12,334,000)	27,637,000	22,933,000	(9,607,000)	13,326,000
Non-Amortizing Assets:
Trade names	13,951,000	—	13,951,000	11,657,000	—	11,657,000
	$53,922,000	$(12,334,000)	$41,588,000	$34,590,000	$(9,607,000)	$24,983,000

The increase in the gross carrying amount of customer relationships, trade names and non-compete agreements as of October 31, 2009 compared to October 31, 2008 principally relates to the intangible assets recognized in connection with the fiscal 2009 acquisitions (see Note 2, Acquisitions, and Note 16, Supplemental Disclosures of Cash Flow Information).  The increase in the gross carrying amount of intellectual property recognized in connection with the fiscal 2009 acquisitions (see Notes 2 and 16) was more than offset by the write-off of certain such fully amortized intangible assets.  During the fourth quarter of fiscal 2009 and 2008, the Company recognized impairment losses of $200,000 and $1,313,000, respectively, and $100,000 and $522,000, respectively, from the write-down of certain customer relationships and trade names, respectively, within the ETG to their estimated fair values, due to reductions in future cash flows associated with such assets.  The impairment losses were recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

The weighted average amortization period of the customer relationships, intellectual property, finite-lived trade names and non-compete agreements acquired during fiscal 2009 is six years, six years, five years and two years, respectively.  The weighted average amortization period of the customer relationships and non-compete agreements acquired during fiscal 2008 is approximately six and four years, respectively.  Amortization expense of other intangible assets was $4,499,000, $5,156,000 and $3,647,000 for the fiscal years ended October 31, 2009, 2008 and 2007, respectively.  Amortization expense for each of the next five fiscal years is expected to be $6,162,000 in fiscal 2010, $5,345,000 in fiscal 2011, $4,638,000 in fiscal 2012, $4,178,000 in fiscal 2013 and $3,881,000 in fiscal 2014.

5.      SHORT-TERM AND LONG-TERM DEBT

The $2.5 million short-term line of credit that one of the Company’s subsidiaries had with a bank expired in June 2009.

Long-term debt consists of:

	As of October 31,
	2009	2008
Borrowings under revolving credit facility	$55,000,000	$37,000,000
Notes payable, capital leases and equipment loans	431,000	601,000
	55,431,000	37,601,000
Less: Current maturities of long-term debt	(237,000)	(220,000)
	$55,194,000	$37,381,000

The aggregate amount of long-term debt maturing in each of the next five fiscal years is $237,000 in fiscal 2010, $134,000 in fiscal 2011, $40,000 in fiscal 2012 and $55,020,000 in fiscal 2013.

Revolving Credit Facility

In May 2008, the Company amended its revolving credit facility by entering into a $300 million Second Amended and Restated Revolving Credit Agreement (“Credit Facility”) with a bank syndicate, which matures in May 2013.  Under certain circumstances, the maturity may be extended for two one-year periods.  The Credit Facility also includes a feature that will allow the Company to increase the Credit Facility, at its option, up to $500 million through increased commitments from existing lenders or the addition of new lenders.  The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions.  Advances under the Credit Facility accrue interest at the Company’s choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest and non-cash charges, or “leverage ratio”).  The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus ..50%.  The applicable margins for LIBOR-based borrowings range from ..625% to 2.25%.  A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company’s leverage ratio).  The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit.  The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio.  In the event the Company’s leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of the Company’s subsidiaries.

As of October 31, 2009 and 2008, the Company had a total of $55 million and $37 million, respectively, borrowed under its revolving credit facility at weighted average interest rates of .9% and 3.6%, respectively.  The amounts were primarily borrowed to fund acquisitions (see Note 2, Acquisitions) as well as for working capital and general corporate purposes.  The revolving credit facility contains both financial and non-financial covenants.  As of October 31, 2009, the Company was in compliance with all such covenants.

Industrial Development Revenue Bonds

In April 2008, the Company paid the matured Series 1988 industrial development revenue bonds aggregating $1,980,000.

6.      INCOME TAXES

The components of the provision for income taxes on income before income taxes and minority interests is as follows:

	For the year ended October 31,
	2009	2008	2007
Current:
Federal	$25,920,000	$27,118,000	$20,688,000
State	3,890,000	4,225,000	3,746,000
Foreign	841,000	490,000	277,000
	30,651,000	31,833,000	24,711,000
Deferred	(2,651,000)	3,617,000	2,819,000
Total income tax expense	$28,000,000	$35,450,000	$27,530,000

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:
	For the year ended October 31,
	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, less applicable federal income tax reduction	2.5	2.9	3.3
Net tax benefit on minority interests’ share of income	(2.7)	(3.0)	(3.4)
Net tax benefit on qualified research and development activities	(2.9)	(.3)	(1.8)
Net tax benefit on qualified domestic production activities	(.6)	(.7)	(.4)
Other, net	.6	.6	.5
Effective tax rate	31.9%	34.5%	33.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company believes that it is more likely than not that it will generate sufficient future taxable income to utilize all of its deferred tax assets and has therefore not recorded a valuation allowance on any such asset.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of October 31,
	2009	2008
Deferred tax assets:
Inventories	$13,123,000	$7,483,000
Deferred compensation liability	7,407,000	4,240,000
Net operating loss carryforward of acquired business	4,184,000	–
Foreign R&D carryforward and credit	1,714,000	269,000
Bonus accrual	1,214,000	2,684,000
Allowance for doubtful accounts receivable	880,000	821,000
Vacation accrual	795,000	884,000
Customer rebates accrual	671,000	1,097,000
Other	2,382,000	3,051,000
Total deferred tax assets	32,370,000	20,529,000

Deferred tax liabilities:
Intangible asset amortization	50,113,000	40,695,000
Accelerated depreciation	3,700,000	3,778,000
Software development costs	1,622,000	1,019,000
Other	1,604,000	272,000
Total deferred tax liabilities	57,039,000	45,764,000
Net deferred tax liability	$(24,669,000)	$(25,235,000)

The net deferred tax liability is classified in the accompanying Consolidated Balance Sheets as follows:
	As of October 31,
	2009	2008
Current asset	$16,671,000	$13,957,000
Long-term liability	41,340,000	39,192,000
Net deferred tax liability	$(24,669,000)	$(25,235,000)

The decrease in the net deferred tax liability from $25.2 million as of October 31, 2008 to $24.7 million as of October 31, 2009 is principally due to the $2.7 million deferred income tax benefit for 2009 offset by a $1.8 million reduction in a deferred tax asset that was released during the second quarter of fiscal 2009 upon the filing of an application with the Internal Revenue Service (“IRS”) for an accounting methodology change as referenced below.

As discussed in Note 1, Summary of Significant Accounting Policies – Income Taxes, the Company adopted the provisions of certain new guidance related to income taxes effective November 1, 2007.  As a result, the Company increased its liabilities related to uncertain tax positions by $4,622,000 and accounted for this change as a $3,889,000 increase to deferred tax assets, a $639,000 decrease to retained earnings (the cumulative effect of adopting the new guidance), and a $94,000 decrease to deferred tax liabilities.  Upon adoption, the Company also reclassified $2,680,000 in unrecognized tax benefits and $2,621,000 of income tax refunds (related to research and development activities as further described below) from income taxes payable to long-term income tax liabilities and long-term income tax assets, respectively, since the Company does not anticipate payment or receipt of cash within one year.

Long-term income tax liabilities are classified within other long-term liabilities and long-term income tax assets are classified within other assets in the Company’s Consolidated Balance Sheets.

As of October 31, 2009 and 2008, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $3,328,000 and $5,742,000, respectively, of which $2,859,000 and $3,438,000, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized.

A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2009 and 2008 is as follows:

	Year ended October 31,
	2009	2008
Balance as of beginning of fiscal year	$5,742,000	$7,396,000
Increases related to prior year tax positions	91,000	2,000
Decreases related to prior year tax positions	(3,562,000)	(4,380,000)
Increases related to current year tax positions	1,234,000	2,793,000
Settlements	(211,000)	—
Lapse of statutes of limitations	34,000	(69,000)
Balance as of October 31,	$3,328,000	$5,742,000

The Company’s net liability for unrecognized tax benefits was $3,121,000 as of October 31, 2009, including $176,000 of interest and $148,000 of penalties and net of $530,000 in related deferred tax assets.  It is the Company’s policy to recognize interest and penalties related to income tax matters as a component of income tax expense.  During the fiscal year ended October 31, 2009, the Company accrued penalties of $52,000 related to the unrecognized tax benefits noted above.  The liability for interest decreased by $56,000 during fiscal 2009 due to the lapse of statutes of limitations.

The $2,414,000 decrease in the liability during fiscal 2009 was principally related to the release of liabilities for tax positions for which the uncertainty was only related to the timing of such tax benefits and the effect of a favorable settlement reached with the IRS during fiscal 2009, partially offset by increases related to current year tax positions.  During the IRS’ examination of the income tax credits claimed by the Company in its U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005, new information was obtained that supported an aggregate reduction of the liability for uncertain tax positions concerning research and development activities for fiscal years 2002 through 2008.  As a result of the IRS settlement and associated liability adjustment, the Company recognized a tax benefit, which increased net income by approximately $1,225,000 for fiscal 2009.  Further, the Company believes that it is reasonably possible that within the next twelve months the California Franchise Tax Board examination of the income tax credit claimed for qualified research and development activities on the Company’s state of California filings for fiscal years 2001 through 2005 will be settled.  Accordingly, the Company reclassified the related liability for unrecognized tax benefits from other long-term liabilities to accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.  In addition, the Company reclassified the $554,000 of income tax refund receivables for the state of California filings from other assets to prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal or state examinations by tax authorities for fiscal years prior to 2005.  The Company’s state of California filings for fiscal years 2001 through 2005 are currently under examination by the California Franchise Tax Board, respectively, who are reviewing the income tax credit claimed by the Company for qualified research and development activities incurred during those years.

The total amount of unrecognized tax benefits can change due to audit settlements, tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes.  The Company is unable to estimate what this change could be within the next twelve months, but does not believe it would be material to its consolidated financial statements.

During the second quarter of fiscal 2009, the Company filed an application with the IRS for an accounting methodology change that does not require the IRS’ advanced approval.  As this change removes the uncertainty surrounding certain tax positions that was related only to the timing of such tax benefits, the Company released the related liability, including interest, and deferred tax asset upon filing the application, which did not have a material effect on net income for the fiscal year 2009.

In December 2006, Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” was retroactively extended for two years to cover the period from January 1, 2006 to December 31, 2007.  As a result, the Company recognized an income tax credit for qualified research and development activities in fiscal 2007 for the full fiscal 2006 year.  The tax credit, net of expenses, increased fiscal 2007 net income by approximately $.5 million.

7.    FAIR VALUE MEASUREMENTS

The Company adopted new guidance issued by the FASB regarding fair value measurements effective November 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.  The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 —	Quoted prices in active markets for identical assets or liabilities;
Level 2 —	Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability either directly or indirectly; or
Level 3 —	Unobservable inputs for the asset or liability where there is little or no market data, requiring management to develop its own assumptions.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities and nonfinancial assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$15,687,000	$—	$15,687,000
Mutual funds	2,776,000	—	—	2,776,000
Equity securities	1,057,000	—	—	1,057,000
Other	1,000	243,000	—	244,000
Total	$3,834,000	$15,930,000	$—	$19,764,000

Liabilities	—	—	—	—

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2.  Certain other assets of the LCP represent investments in publicly-traded mutual funds and equity securities and are classified within Level 1.  The assets of the Company’s other deferred compensation plan are principally invested in publicly-traded mutual funds and equity securities and a life insurance policy, and the fair values of this plan’s assets are classified within Level 1 and Level 2, respectively.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Consolidated Balance Sheets.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Consolidated Balance Sheets and have an aggregate value of $19,505,000 as of October 31, 2009.

8.    SHAREHOLDERS’ EQUITY

Preferred Stock Purchase Rights Plan

The Company’s Board of Directors adopted, as of November 2, 2003, a Shareholder Rights Agreement (the “2003 Plan”).  Pursuant to the 2003 Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of Common Stock and Class A Common Stock (with the preferred share purchase rights collectively as the “Rights”).  The Rights trade with the common stock and are not exercisable or transferable apart from the Common Stock and Class A Common Stock until after a person or group either acquires 15% or more of the outstanding common stock or commences or announces an intention to commence a tender offer for 15% or more of the outstanding common stock.  Absent either of the aforementioned events transpiring, the Rights will expire as of the close of business on November 2, 2013.

The Rights have certain anti-takeover effects and, therefore, will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Company’s Board of Directors or who acquires 15% or more of the outstanding common stock without approval of the Company’s Board of Directors.  The Rights should not interfere with any merger or other business combination approved by the Board since they may be redeemed by the Company at $.01 per Right at any time until the close of business on the tenth day after a person or group has obtained beneficial ownership of 15% or more of the outstanding common stock or until a person commences or announces an intention to commence a tender offer for 15% or more of the outstanding common stock.  The 2003 Plan also contains a provision to help ensure a potential acquirer pays all shareholders a fair price for the Company.

Common Stock and Class A Common Stock

Each share of Common Stock is entitled to one vote per share. Each share of Class A Common Stock is entitled to a 1/10 vote per share.  Holders of the Company’s Common Stock and Class A Common Stock are entitled to receive when, as and if declared by the Board of Directors, dividends and other distributions payable in cash, property, stock or otherwise.  In the event of liquidation, after payment of debts and other liabilities of the Company, and after making provision for the holders of preferred stock, if any, the remaining assets of the Company will be distributable ratably among the holders of all classes of common stock.

Share Repurchases

In accordance with the Company’s share repurchase program, 193,736 shares of Class A Common Stock were repurchased at a total cost of $3.9 million and 184,500 shares of Common Stock were repurchased at a total cost of $4.2 million during the second quarter of fiscal 2009.

In March 2009, the Company’s Board of Directors approved an increase in the Company’s share repurchase program by an aggregate 1,000,000 shares of either or both Class A Common Stock and Common Stock, bringing the total authorized for future purchase to 1,024,742 shares.

The Company did not repurchase any shares of its common stock in fiscal 2008 or 2007.

9.    STOCK OPTIONS

The Company currently has two stock option plans, the 2002 Stock Option Plan (“2002 Plan”) and the Non-Qualified Stock Option Plan, under which stock options may be granted.  The Company’s 1993 Stock Option Plan (“1993 Plan”) terminated in March 2003 on the tenth anniversary of its effective date.  No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms.  In addition, the Company granted stock options in fiscal 2002 to a former shareholder of an acquired business pursuant to an employment agreement entered into in connection with the acquisition in fiscal 1999.  A total of 3,189,126 shares of the Company’s stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2009, including 1,863,062 shares currently under option and 1,326,064 shares available for future grants.  Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options.  Incentive stock options are granted with an exercise price of not less than 100% of the fair market value of the Company’s common stock as of date of grant (110% thereof in certain cases) and are exercisable in percentages specified as of the date of grant over a period up to ten years.  Only employees are eligible to receive incentive stock options.  Non-qualified stock options under the 2002 Plan may be immediately exercisable.  In March 2008, the Company’s shareholders approved two amendments to the 2002 Plan, which principally increased the number of shares available for issuance under the plan and now requires options be granted with an exercise price of no less than fair market value of the Company’s common stock as of the date of the grant.  The options granted pursuant to the 2002 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.  Options granted under the Non-Qualified Stock Option Plan may be granted with an exercise price of no less than the fair market value of the Company’s common stock as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant.  The stock options granted to a former shareholder of an acquired business were fully vested and transferable as of the grant date and expire ten years from the date of grant.  The exercise price of such options was the fair market value as of the date of grant.  Options under all stock option plans expire no later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

	Shares	Shares Under Option
	Available		Weighted Average
	For Grant	Shares	Exercise Price
Outstanding as of October 31, 2006	162,683	2,734,018	$10.16
Cancelled	221	(16,787)	$13.11
Exercised	—	(841,901)	$10.94
Outstanding as of October 31, 2007	162,904	1,875,330	$9.79
Shares approved by the Shareholders for the 2002 Stock Option Plan	1,500,000	—	$—
Cancelled	660	(710)	$6.66
Exercised	—	(250,878)	$9.56
Outstanding as of October 31, 2008	1,663,564	1,623,742	$9.83
Granted	(337,500)	337,500	$36.45
Exercised	—	(98,180)	$12.29
Outstanding as of October 31, 2009	1,326,064	1,863,062	$14.52

Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2009 is as follows:

	Options Outstanding
		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Common Stock	1,131,182	$15.76	3.5	$25,488,000
Class A Common Stock	731,880	$12.62	3.6	13,549,000
	1,863,062	$14.52	3.6	$39,037,000

	Options Exercisable
		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contractual	Intrinsic
	Exercisable	Exercise Price	Life (Years)	Value
Common Stock	931,182	$10.66	2.2	$25,488,000
Class A Common Stock	594,180	$8.12	2.2	13,511,000
	1,525,362	$9.67	2.2	$38,999,000

Information concerning stock options exercised is as follows:

	For the year ended October 31,
	2009	2008	2007
Cash proceeds from stock option exercises	$1,207,000	$2,398,000	$6,875,000
Tax benefit realized from stock option exercises	1,890,000	6,248,000	6,873,000
Intrinsic value of stock option exercises	1,586,000	7,854,000	20,900,000

The Company’s net income for the fiscal years ended October 31, 2009, 2008 and 2007 includes compensation expense of $181,000, $142,000 and $658,000, respectively, and an income tax benefit of $64,000, $43,000 and $165,000, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2009, there was $5,882,000 of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 4.9 years.  The total fair value of stock options that vested in 2009, 2008 and 2007 was $14,000, $408,000 and $795,000, respectively.

For the fiscal years ended October 31, 2009, 2008 and 2007, the excess tax benefit resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised was $1,573,000, $4,324,000 and $5,262,000, respectively, and is presented as a financing activity in the Consolidated Statements of Cash Flows.

The weighted-average fair value of stock options granted during fiscal 2009 was $20.99 per share for Common Stock and $13.45 per share for Class A Common Stock.  The Company did not grant any stock options in fiscal 2008 or 2007.  If there were a change in control of the Company, 337,500 of the unvested options outstanding would become immediately exercisable.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the year ended October 31, 2009:

		Class A
	Common	Common
	Stock	Stock
Expected stock price volatility	44.13%	39.94%
Risk-free interest rate	3.22%	2.80%
Dividend yield	.28%	.33%
Expected option life (years)	9	6

10.   RETIREMENT PLANS

The Company has a qualified defined contribution retirement plan (the “Plan”) under which eligible employees of the Company and its participating subsidiaries may make Elective Deferral Contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code.  The Company generally makes a 25% or 50% Employer Matching Contribution, as determined by the Board of Directors, based on a participant’s Elective Deferral Contribution up to 6% of the participant’s Compensation for the Elective Deferral Contribution period.  The Employer Matching Contribution may be contributed to the Plan in the form of the Company’s common stock or cash, as determined by the

Company.  The Company’s match of a portion of a participant’s contribution is invested in Company common stock and is based on the fair market value of the shares as of the date of contribution.  The Plan also provides that the Company may contribute to the Plan additional amounts in its common stock or cash at the discretion of the Board of Directors.  Employee contributions can not be invested in Company common stock.

Participants receive 100% vesting of employee contributions and cash dividends received on Company common stock.  Vesting in Company contributions is based on a participant’s number of years of vesting service.  Contributions to the Plan charged to income in fiscal 2009, 2008 and 2007 totaled $40,000, $230,000 and $164,000, respectively.  Company contributions are made with the use of forfeited shares within the Plan.  As of October 31, 2009, the Plan held approximately 64,000 forfeited shares of Common Stock and 95,000 forfeited shares of Class A Common Stock, which are available to make future Company contributions.

In 1991, the Company established a Directors Retirement Plan covering its then current directors.  The net assets of this plan as of October 31, 2009, 2008 and 2007 were not material to the financial position of the Company.  During fiscal 2009, 2008 and 2007, $27,000, $23,000 and $20,000, respectively, were expensed for this plan.

11.   RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales amounts in fiscal 2009, 2008 and 2007 include approximately $19.7 million, $18.4 million and $16.5 million, respectively, of new product research and development expenses.

12.   NET INCOME PER SHARE

The computation of basic and diluted net income per share is as follows:

	For the year ended October 31,
	2009	2008	2007
Numerator:
Net income	$44,626,000	$48,511,000	$39,005,000

Denominator:
Weighted average common shares outstanding - basic	26,204,799	26,309,139	25,715,899
Effect of dilutive stock options	819,232	934,217	1,215,149
Weighted average common shares outstanding - diluted	27,024,031	27,243,356	26,931,048

Net income per share - basic	$1.70	$1.84	$1.52
Net income per share - diluted	$1.65	$1.78	$1.45

Anti-dilutive stock options excluded	86,291	―	―

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales:
2009	$130,437,000	$130,166,000	$134,086,000	$143,607,000
2008	134,287,000	144,039,000	147,305,000	156,716,000

Gross profit:
2009	$43,904,000	$42,518,000	$45,811,000	$48,778,000
2008	46,829,000	52,356,000	53,851,000	57,459,000

Net income:
2009	$11,317,000	$10,541,000	$11,132,000	$11,636,000
2008	10,086,000	11,948,000	12,827,000	13,650,000

Net income per share:
Basic:
2009	$.43	$.40	$.43	$.45
2008	.39	.45	.49	.52

Diluted:
2009	$.42	$.39	$.41	$.43
2008	.37	.44	.47	.50

During the first and second quarters of fiscal 2009, the Company reached a settlement with the Internal Revenue Service concerning the income tax credit claimed by the Company on its U.S. federal filings for qualified research and development activities incurred during fiscal years 2002 through 2005 as well as an aggregate reduction to the related liability for unrecognized tax benefits for fiscal years 2006 through 2008, which increased net income by approximately $1,225,000, or $.05 per diluted share.

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

14.   OPERATING SEGMENTS

The Company has two operating segments:  the Flight Support Group (“FSG”) consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.  The Flight Support Group designs, manufactures, repairs and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.  The Electronic Technologies Group designs and manufactures electronic, microwave, and electro-optical equipment and components, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products and underwater locator beacons primarily for the aviation, defense, space, medical, telecommunication and electronic industries.

The Company’s reportable operating segments offer distinctive products and services that are marketed through different channels.  They are managed separately because of their unique technology and service requirements.

Segment Profit or Loss

The accounting policies of the Company’s operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.  Management evaluates segment performance based on segment operating income.

Information on the Company’s two operating segments, the FSG and the ETG, for each of the fiscal years ended October 31 is as follows:

			Other,
			Primarily
			Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
For the year ended October 31, 2009:
Net sales	$395,423,000	$143,372,000	$(499,000)	$538,296,000
Depreciation and amortization	9,801,000	4,728,000	438,000	14,967,000
Operating income	60,003,000	39,981,000	(11,729,000)	88,255,000
Capital expenditures	8,518,000	1,670,000	65,000	10,253,000
Total assets	414,030,000	285,602,000	33,278,000	732,910,000

For the year ended October 31, 2008:
Net sales	$436,810,000	$146,044,000	$(507,000)	$582,347,000
Depreciation and amortization	9,339,000	5,238,000	475,000	15,052,000
Operating income	81,184,000	38,775,000	(14,171,000)	105,788,000
Capital expenditures	10,735,000	2,093,000	627,000	13,455,000
Total assets	418,079,000	220,888,000	37,575,000	676,542,000

For the year ended October 31, 2007:
Net sales	$383,911,000	$124,035,000	$(22,000)	$507,924,000
Depreciation and amortization	8,047,000	3,786,000	334,000	12,167,000
Operating income	67,408,000	33,870,000	(15,264,000)	86,014,000
Capital expenditures	10,146,000	2,300,000	440,000	12,886,000
Total assets	379,433,000	230,448,000	21,421,000	631,302,000

Major Customer and Geographic Information

No one customer accounted for 10% or more of the Company’s consolidated net sales during the last three fiscal years.  The Company’s net sales originating and long-lived assets held outside of the United States during each of the last three fiscal years were not material.

The Company markets its products and services in approximately 100 countries.  Other than in the United States, the Company does not conduct business in any other country in which its sales in that country exceed 10% of consolidated sales.  Sales are attributed to countries based on the location of customers.  The composition of the Company’s sales to customers between those in the United States and those in other locations for each of the three fiscal years ended October 31 as follows:

	For the year ended October 31,
	2009	2008	2007
United States	$367,736,000	$400,447,000	$365,588,000
Other	170,560,000	181,900,000	142,336,000
Total	$538,296,000	$582,347,000	$507,924,000

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

Future minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

For the year ending October 31,
2010	$6,012,000
2011	5,120,000
2012	4,484,000
2013	3,466,000
2014	2,021,000
Thereafter	7,085,000
Total minimum lease commitments	$28,188,000

Total rent expense charged to operations for operating leases in fiscal 2009, 2008 and 2007 amounted to $6,274,000, $6,074,000 and $4,221,000, respectively.

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million, which is supported by the Company’s revolving credit facility, to meet the security requirement of its insurance company for potential workers’ compensation claims.  As of October 31, 2009, one of the Company’s subsidiaries has guaranteed its performance related to a customer contract through a letter of credit for $.4 million, expiring May 2010, which is supported by the Company’s revolving credit facility.  The subsidiary is also a beneficiary of a letter of credit related to the same contract.

Product Warranty

Changes in the Company’s product warranty liability for fiscal 2009 and 2008 are as follows:

Balance as of October 31, 2007	$1,181,000
Accruals for warranties	1,201,000
Warranty claims settled	(1,711,000)
Balance as of October 31, 2008	671,000
Acquired warranty liabilities	13,000
Accruals for warranties	1,566,000
Warranty claims settled	(1,228,000)
Balance as of October 31, 2009	$1,022,000

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

Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, certain minority interest holders exercised their option during fiscal 2007 to cause the Company to purchase their aggregate 3% interest over a four-year period ending in fiscal 2010.  Pursuant to this same purchase agreement, certain other minority interest holders exercised their option during fiscal 2009 to cause the Company to purchase their aggregate 10.5% interest over a four-year period ending in fiscal 2012.  Accordingly, the Company increased its ownership interest in the subsidiary by an aggregate 4.9% (or one-fourth of such applicable minority interest holders’ aggregate interest in fiscal years 2007 through 2009) to 89.9% effective April 2009.  Further, the remaining minority interest holders currently have the right to cause the Company to purchase their aggregate 1.5% interest over a four-year period.

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

The above referenced rights of the minority interest holders (“Put Rights”) may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for the minority interests (“Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value, as defined in the applicable agreements based solely on a multiple of future earnings over a measurement period.  As described in Note 1, Summary of Significant Accounting Policies, the Company is required to adopt new guidance regarding the accounting for its Put Rights (known as “redeemable noncontrolling interests”) effective as of the beginning of fiscal 2010.  Effective November 1, 2009, the Company will adjust its redeemable noncontrolling interests to the higher of their carrying cost or management’s estimate of the Redemption Amount with a corresponding charge to retained earnings and classify such interests outside of permanent equity in its Consolidated Balance Sheets.  Under this guidance, subsequent adjustments to the carrying amount of redeemable noncontrolling interests (the Redemption Amount) based on fair value will be recorded to retained earnings and have no effect on net income per diluted share.  Subsequent adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption in excess of fair value will be recorded to retained earnings and will be reflected in net income per diluted share under the two-class method.  As of October 31, 2009, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $57 million.  The actual Redemption Amount will likely be different.  The portion of the estimated Redemption Amount as of October 31, 2009 redeemable at fair value is $25 million and the portion redeemable based solely on a multiple of future earnings is $32 million.

Additional Contingent Purchase Consideration

As part of the agreement to purchase a subsidiary by the ETG in fiscal 2005, the Company may be obligated to pay additional purchase consideration currently estimated to be $.9 million should the subsidiary meet certain product line-related earnings objectives during calendar year 2009.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to approximately $68 million U.S. dollars based on the October 31, 2009 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2008, the Company may be obligated to pay additional purchase consideration of up to approximately $.4 million should the subsidiary meet certain earnings objectives during fiscal 2010, 2011 and 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional purchase consideration of up to approximately $1.3 million in fiscal 2010,

$1.3 million in fiscal 2011 and $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during each of the first three years following the acquisition.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional purchase consideration of up to approximately $11.7 million should the subsidiary meet certain earnings objectives during the first two years following the acquisition.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that the Company could be required to pay is approximately $94 million payable over future periods beginning in fiscal 2010 through fiscal 2013.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that the Company would be required to pay is approximately $12 million.  The actual contingent purchase consideration will likely be different.

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

16.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was $617,000, $2,443,000 and $3,287,000 in fiscal 2009, 2008 and 2007, respectively.  Cash paid for income taxes was $30,209,000, $26,669,000 and $16,572,000 in fiscal 2009, 2008 and 2007, respectively.  Cash received from income tax refunds in fiscal 2009, 2008 and 2007 was $5,398,000, $29,000 and $243,000 respectively.

Cash investing activities related to acquisitions, including contingent purchase price payments to previous owners of acquired businesses is as follows:

	For the year ended October 31,
	2009	2008	2007
Fair value of assets acquired:
Liabilities assumed	$3,881,000	$1,581,000	$7,460,000
Minority interests in consolidated subsidiaries	135,000	(412,000)	(412,000)
Less:
Goodwill	37,367,000	9,685,000	22,296,000
Identifiable intangible assets	21,562,000	3,991,000	15,902,000
Accounts receivable, net	4,720,000	2,045,000	2,569,000
Inventories, net	4,096,000	1,252,000	3,539,000
Accrued additional purchase consideration	3,427,000	11,736,000	7,180,000
Property, plant and equipment	553,000	1,394,000	2,142,000
Other assets	3,357,000	104,000	1,787,000
Acquisitions and related costs, net of cash acquired	$(71,066,000)	$(29,038,000)	$(48,367,000)

In connection with certain acquisitions, the Company accrued additional purchase consideration aggregating $1.8 million, $3.4 million and $11.7 million in fiscal 2009, 2008 and 2007, respectively, which was allocated to goodwill (see Note 2, Acquisitions, and Note 4, Goodwill and Other Intangible Assets).

There were no significant capital lease or other equipment financing activities during fiscal 2009, 2008 and 2007.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report.  Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Management of HEICO Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that the Company’s internal control over financial reporting is effective as of October 31, 2009.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of October 31, 2009.  A copy of the report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls.  This results in refinements to processes throughout the Company.  However, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, as well as information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) within 120 days after the close of fiscal 2009.

Information concerning the Executive Officers of the Company is set forth in Item 1 of Part I hereof under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  The code of ethics is located on the Company’s Internet web site at http://www.heico.com.  Any amendments to or waivers from a provision of this code of ethics will be posted on the Company’s web site.

Item 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2009.

Equity compensation plan information is set forth in Item 5 of Part II hereof under the caption “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2009.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:

(a)(2)     Financial Statement Schedules

The following financial statement schedule of the Company and subsidiaries is included herein:

•     Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or notes thereto presented in Part II, Item 8.

(a)(3)     Exhibits

Exhibit		Description

2.1	—
Amended and Restated Agreement of Merger and Plan of Reorganization, dated as of March 22, 1993, by and among HEICO Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993.*

3.1	—
Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993.*

3.2	—
Articles of Amendment of the Articles of Incorporation of the Registrant, dated April 27, 1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated April 29, 1993.*

3.3	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

Exhibit		Description

3.4	—
Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 19, 1998, are incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-48439) filed on March 23, 1998.*

3.5	—
Articles of Amendment of the Articles of Incorporation of the Registrant, dated as of November 2, 2003, are incorporated by reference to Exhibit 3.5 to the Form 10-K for the year ended October 31, 2003.*

3.6	—	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 19, 2007.*

4.0	—
The description and terms of the Preferred Stock Purchase Rights are set forth in a Rights Agreement between the Company and SunTrust Bank, N.A., as Rights Agent, dated as of November 2, 2003, incorporated by reference to Exhibit 4.0 to the Form 8-K dated November 2, 2003.*

10.1#	—
HEICO Savings and Investment Plan, as amended and restated effective as of January 1, 2007 is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 31, 2008.*

10.2#	—	First Amendment, effective as of January 1, 2007, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 2008.*

10.3#	—	Second Amendment, effective as of January 1, 2009, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 2008.*

10.4#	—	Third Amendment, effective as of January 1, 2007, to the HEICO Savings and Investment Plan.**

10.5#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

10.6#	—
HEICO Corporation 1993 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-81789) filed on June 29, 1999.*

10.7#	—	HEICO Corporation 2002 Stock Option Plan, effective March 19, 2002, is incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended October 31, 2002.*

10.8#	—	HEICO Corporation Amended and Restated 2002 Stock Option Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008.*

10.9#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

Exhibit		Description

10.10#	—
Key Employee Termination Agreement, dated as of April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended October 31, 1992.*

10.11#	—	HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 31, 2006.*

10.12#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2008.*

10.13#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2009.*

10.14#	—	HEICO Corporation 2007 Incentive Compensation Plan, effective as of November 1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2007.*

10.15	—
Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997.*

10.16	—
Amended and Restated Revolving Credit Agreement, dated as of August 4, 2005, among HEICO Corporation, as Borrower, the lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent; Wachovia Bank, National Association as Syndication Agent; and HSBC Bank USA, as Documentation Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 8, 2005.*

10.17	—
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

10.18	—
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

21	—	Subsidiaries of HEICO Corporation.**

23	—	Consent of Independent Registered Public Accounting Firm.**

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

Exhibit		Description

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	—	Section 1350 Certification of Chief Executive Officer.***

32.2	—	Section 1350 Certification of Chief Financial Officer.***

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	For the year ended October 31,
	2009	2008	2007

Allowance for doubtful accounts:
Allowance as of beginning of year	$2,587,000	$1,712,000	$2,893,000
Additions (deductions) charged (credited) to costs and expenses	52,000	872,000	(75,000)
Additions charged to other accounts (a)	26,000	29,000	4,000
Deductions (b)	(130,000)	(26,000)	(1,110,000)
Allowance as of end of year	$2,535,000	$2,587,000	$1,712,000

(a)	Principally additions from acquisitions.
(b)	Principally write-offs of uncollectible accounts receivables, net of recoveries.

	For the year ended October 31,
	2009	2008	2007
Inventory valuation reserves:
Reserves as of beginning of year	$27,186,000	$27,141,000	$24,554,000
Additions charged to costs and expenses	7,649,000	1,808,000	2,035,000
Additions charged to other accounts (a)	391,000	731,000	1,516,000
Deductions (b)	(896,000)	(2,494,000)	(964,000)
Reserves as of end of year	$34,330,000	$27,186,000	$27,141,000

(a)	Principally additions from acquisitions.
(b)	Principally write-offs of slow moving, obsolete or damaged inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date: December 23, 2009	By:	/s/ THOMAS S. IRWIN
Thomas S. Irwin
Executive Vice President
And Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LAURANS A. MENDELSON	Chairman
Laurans A. Mendelson	Director (Principal Executive Officer)

/s/ SAMUEL L. HIGGINBOTTOM	Director
Samuel L. Higginbottom

/s/ MARK H. HILDEBRANDT	Director
Mark H. Hildebrandt

/s/ WOLFGANG MAYRHUBER	Director
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON	Director
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Director
Victor H. Mendelson

Director
Albert Morrison, Jr.

/s/ MITCHELL I. QUAIN	Director
Mitchell I. Quain

/s/ ALAN SCHRIESHEIM	Director
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director
Frank J. Schwitter

EXHIBIT INDEX

Exhibit		Description

10.4	—	Third Amendment, effective as of January 1, 2007, to the HEICO Savings and Investment Plan.

21	—	Subsidiaries of HEICO Corporation.

23	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.