Form 10-Q
period 2010-01-31
HEICO CORP
filed 2010-03-05
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2010 is as follows:

Common Stock, $.01 par value	10,431,225 shares
Class A Common Stock, $.01 par value	15,748,524 shares

HEICO CORPORATION

PART I.  FINANCIAL INFORMATION;  Item 1.  FINANCIAL STATEMENTS
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	January 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,524,000	$7,167,000
Accounts receivable, net	74,491,000	77,864,000
Inventories, net	141,640,000	137,585,000
Prepaid expenses and other current assets	5,641,000	4,290,000
Deferred income taxes	16,503,000	16,671,000
Total current assets	245,799,000	243,577,000

Property, plant and equipment, net	60,063,000	60,528,000
Goodwill	366,415,000	365,243,000
Intangible assets, net	40,028,000	41,588,000
Other assets	25,527,000	21,974,000
Total assets	$737,832,000	$732,910,000

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$240,000	$237,000
Trade accounts payable	28,146,000	26,978,000
Accrued expenses and other current liabilities	31,500,000	36,978,000
Income taxes payable	5,516,000	1,320,000
Total current liabilities	65,402,000	65,513,000

Long-term debt, net of current maturities	43,159,000	55,194,000
Deferred income taxes	41,570,000	41,340,000
Other long-term liabilities	27,040,000	23,268,000
Total liabilities	177,171,000	185,315,000
Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	56,937,000	56,937,000
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
Participating Preferred Stock and 300,000 shares designated
as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000,000 shares authorized
10,431,225 and 10,409,141 shares issued and outstanding, respectively	104,000	104,000
Class A Common Stock, $.01 par value per share; 30,000,000
shares authorized; 15,738,448 and 15,713,234 shares issued
and outstanding, respectively	157,000	157,000
Capital in excess of par value	225,759,000	224,625,000
Accumulated other comprehensive loss	(1,402,000)	(1,381,000)
Retained earnings	199,406,000	189,485,000
Total HEICO shareholders’ equity	424,024,000	412,990,000
Noncontrolling interests	79,700,000	77,668,000
Total shareholders' equity	503,724,000	490,658,000
Total liabilities and equity	$737,832,000	$732,910,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	Three months ended January 31,
	2010	2009

Net sales	$135,535,000	$130,437,000

Operating costs and expenses:
Cost of sales	85,415,000	86,533,000
Selling, general and administrative expenses	25,576,000	22,451,000

Total operating costs and expenses	110,991,000	108,984,000

Operating income	24,544,000	21,453,000

Interest expense	(119,000)	(195,000)
Other income (expense)	155,000	(47,000)

Income before income taxes and noncontrolling interests	24,580,000	21,211,000

Income tax expense	8,550,000	5,860,000

Net income from consolidated operations	16,030,000	15,351,000

Less: Net income attributable to noncontrolling interests	(4,237,000)	(4,034,000)

Net income attributable to HEICO	$11,793,000	$11,317,000

Net income per share attributable to HEICO shareholders:
Basic	$.45	$.43
Diluted	$.44	$.42

Weighted average number of common shares outstanding:
Basic	26,146,872	26,410,681
Diluted	26,961,534	27,241,961

Cash dividends per share	$.06	$.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME – UNAUDITED

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Loss	Earnings	Interests	Equity

Balances as of October 31, 2009
(as previously reported)	$ ―	$104,000	$157,000	$224,625,000	$(1,381,000)	$234,348,000	$ ―	$457,853,000
Retrospective adjustments related to
adoption of accounting guidance for
noncontrolling interests	56,937,000	—	—	—	—	(44,863,000)	77,668,000	32,805,000
Balances as of October 31, 2009
(as adjusted)	56,937,000	104,000	157,000	224,625,000	(1,381,000)	189,485,000	77,668,000	490,658,000
Comprehensive income:
Net income	2,205,000	—	—	—	—	11,793,000	2,032,000	13,825,000
Foreign currency translation adjustments	—	—	—	—	(23,000)	—	—	(23,000)
Total comprehensive income	2,205,000	—	—	—	(23,000)	11,793,000	2,032,000	13,802,000
Cash dividends ($.06 per share)	—	—	—	—	—	(1,570,000)	—	(1,570,000)
Tax benefit from stock option exercises	—	—	—	947,000	—	—	—	947,000
Proceeds from stock option exercises	—	—	—	232,000	—	—	—	232,000
Redemptions of common stock related to
stock option exercises	—	—	—	(353,000)	—	—	—	(353,000)
Distributions to noncontrolling interests	(2,508,000)	—	—	—	—	—	—	—
Adjustments to redemption amount of
redeemable noncontrolling interests	302,000	—	—	—	—	(302,000)	—	(302,000)
Stock option compensation expense	—	—	—	308,000	—	—	—	308,000
Other	1,000	—	—	—	2,000	—	—	2,000
Balances as of January 31, 2010	$56,937,000	$104,000	$157,000	$225,759,000	$(1,402,000)	$199,406,000	$79,700,000	$503,724,000

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Loss	Earnings	Interests	Equity

Balances as of October 31, 2008
(as previously reported)	$ ―	$106,000	$158,000	$229,443,000	$(4,819,000)	$192,872,000	$ ―	$417,760,000
Retrospective adjustments related to
adoption of accounting guidance for
noncontrolling interests	48,736,000	—	—	—	—	(35,896,000)	71,138,000	35,242,000
Balances as of October 31, 2008
(as adjusted)	48,736,000	106,000	158,000	229,443,000	(4,819,000)	156,976,000	71,138,000	453,002,000
Comprehensive income:
Net income	1,911,000	—	—	—	—	11,317,000	2,123,000	13,440,000
Foreign currency translation adjustments	—	—	—	—	(775,000)	—	—	(775,000)
Total comprehensive income	1,911,000	—	—	—	(775,000)	11,317,000	2,123,000	12,665,000
Cash dividends ($.06 per share)	—	—	—	—	—	(1,585,000)	—	(1,585,000)
Tax benefit from stock option exercises	—	—	—	2,139,000	—	—	—	2,139,000
Proceeds from stock option exercises	—	—	1,000	321,000	—	—	—	322,000
Acquisition of noncontrolling interests	(9,315,000)	—	—	—	—	6,349,000	—	6,349,000
Distributions to noncontrolling interests	(929,000)	—	—	—	—	—	(461,000)	(461,000)
Adjustments to redemption amount of
redeemable noncontrolling interests	(893,000)	—	—	—	—	893,000	—	893,000
Stock option compensation expense	—	—	—	4,000	—	—	—	4,000
Other	—	—	—	—	135,000	1,000	—	136,000
Balances as of January 31, 2009	$39,510,000	$106,000	$159,000	$231,907,000	$(5,459,000)	$173,951,000	$72,800,000	$473,464,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three months ended January 31,
	2010	2009

Operating Activities:
Net income from consolidated operations	$16,030,000	$15,351,000
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	4,251,000	3,471,000
Deferred income tax provision	429,000	87,000
Tax benefit from stock option exercises	947,000	2,139,000
Excess tax benefit from stock option exercises	(666,000)	(1,796,000)
Stock option compensation expense	308,000	4,000
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	3,401,000	13,619,000
Increase in inventories	(4,082,000)	(7,830,000)
Increase in prepaid expenses and other current assets	(1,352,000)	(1,600,000)
Increase (decrease) in trade accounts payable	1,179,000	(2,935,000)
Decrease in accrued expenses and other current liabilities	(4,486,000)	(15,129,000)
Increase (decrease) in income taxes payable	4,387,000	(353,000)
Other	(69,000)	178,000
Net cash provided by operating activities	20,277,000	5,206,000

Investing Activities:
Acquisitions and related costs, net of cash acquired	(2,182,000)	(2,216,000)
Capital expenditures	(2,158,000)	(2,616,000)
Other	(3,000)	14,000
Net cash used in investing activities	(4,343,000)	(4,818,000)

Financing Activities:
Payments on revolving credit facility	(13,000,000)	(13,000,000)
Borrowings on revolving credit facility	1,000,000	16,000,000
Acquisitions of noncontrolling interests	—	(10,568,000)
Distributions to noncontrolling interests	(2,508,000)	(1,390,000)
Cash dividends paid	(1,570,000)	(1,585,000)
Redemptions of common stock related to stock option exercises	(353,000)	—
Excess tax benefit from stock option exercises	666,000	1,796,000
Proceeds from stock option exercises	232,000	322,000
Other	(34,000)	(45,000)
Net cash used in financing activities	(15,567,000)	(8,470,000)

Effect of exchange rate changes on cash	(10,000)	(97,000)

Net increase (decrease) in cash and cash equivalents	357,000	(8,179,000)
Cash and cash equivalents at beginning of year	7,167,000	12,562,000
Cash and cash equivalents at end of period	$7,524,000	$4,383,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.  The October 31, 2009 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented.  The results of operations for the three months ended January 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Noncontrolling Interests

Effective November 1, 2009, the Company adopted new accounting guidance that requires the recognition of certain noncontrolling interests (previously referred to as minority interests) as a separate component within equity in the consolidated balance sheet.  It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interests be clearly identified and presented within the consolidated statement of operations.  The adoption of this new guidance has affected the presentation of noncontrolling interests in the Company’s condensed consolidated financial statements on a retrospective basis.  For example, under this guidance, “Net income from consolidated operations” is comparable to what was previously presented as “Income before minority interests” and “Net income attributable to HEICO” is comparable to what was previously presented as “Net income.”  Further, acquisitions of noncontrolling interests are considered a financing activity under the new accounting guidance and are no longer presented as an investing activity.

Effective November 1, 2009, the Company also adopted new accounting guidance that affects the financial statement classification and measurement of redeemable noncontrolling interests.  As further detailed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009, the holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that require the Company to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  The Put Rights are embedded in the shares owned by the noncontrolling interest holders and are not freestanding.  Previously, the Company recorded such redeemable noncontrolling interests at historical cost plus an allocation of subsidiary earnings based on ownership interest, less dividends paid to the noncontrolling interest holders.  Effective November 1, 2009, the Company adjusted its redeemable noncontrolling interests in accordance with this new accounting guidance to the higher of their carrying cost or management’s estimate of the Redemption Amount with a corresponding decrease to retained earnings and classified such interests outside of permanent equity.  Under this guidance, subsequent adjustments to the carrying amount of redeemable noncontrolling interests to reflect any changes in the Redemption Amount at the end of each reporting period will be recorded in the same manner.  Such adjustments to Redemption Amounts based on fair value will have no effect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will effect net income per share attributable to HEICO shareholders under the two-class method.

As a result of adopting the new accounting guidance for noncontrolling interests and redeemable noncontrolling interests, the Company (i) reclassified approximately $78 million from temporary equity (previously labeled as “Minority interests in consolidated subsidiaries”) to permanent equity (labeled as “Noncontrolling interests”) pertaining to noncontrolling interests that do not contain a redemption feature; and (ii) renamed temporary equity as “Redeemable noncontrolling interests” and recorded an approximately $45 million increase to redeemable noncontrolling interests with a corresponding decrease to retained earnings in the Company’s Condensed Consolidated Balance Sheet.  The resulting $57 million of redeemable noncontrolling interests as of November 1, 2009 represents management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay of which approximately $25 million is redeemable at fair value and approximately $32 million is redeemable based solely on a multiple of future earnings.  The actual Redemption Amount will likely be different.  See Note 12, Redeemable Noncontrolling Interests, for additional information.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  In February 2008, the FASB issued additional guidance which delayed the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These nonfinancial assets and liabilities include items such as goodwill, other intangible assets, and property, plant and equipment that are measured at fair value resulting from impairment, if deemed necessary.  The portions of the new guidance that were delayed were adopted by the Company on a prospective basis as of the beginning of fiscal 2010, or November 1, 2009.  The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued new guidance for business combinations that retains the fundamental requirements of previous guidance that the acquisition method of accounting (formerly the “purchase accounting” method) be used for all business combinations and for an acquirer to be identified for each business combination.  However, the new guidance changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value as of the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset as of the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  The Company adopted the new guidance on a prospective basis as of the beginning of fiscal 2010 for all business combinations consummated on or after November 1, 2009.  The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements.  ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, or as of the second quarter of fiscal 2010 for HEICO, except the additional Level 3 disclosures, which are effective in fiscal years beginning after December 15, 2010, or as of fiscal 2012 for HEICO.  The Company is currently evaluating the effect the adoption of ASU 2010-06 will have on its results of operations, financial position and cash flows.

2.	ACQUISITIONS

During the first quarter of fiscal 2010, the Company, through its HEICO Electronic Technologies Corp. (“HEICO Electronic”) subsidiary, paid $1.9 million of additional purchase consideration pursuant to the terms of the purchase agreement associated with a prior year acquisition.  The amount paid, of which $1.8 million was accrued as additional goodwill as of October 31, 2009, was based on a multiple of the subsidiary’s earnings relative to target.  Since this amount was not contingent upon the former shareholders of the acquired entity remaining employed by the Company or providing future services to the Company, the payment was recorded as an additional cost of the acquired entity.

As of January 31, 2010, the Company, through HEICO Electronic, accrued $1.0 million of additional purchase consideration related to a prior year acquisition for which the earnings objective was met.  The Company expects to pay the amount accrued during fiscal 2010.  The amount accrued was based on a multiple of the subsidiary’s earnings relative to target and was not contingent upon the former shareholders of the acquired entity remaining employed by the Company or providing future services to the Company.  Accordingly, the accrual was recorded as additional goodwill.

During fiscal 2009, the Company made certain acquisitions, as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.  The operating results of each of the Company’s fiscal 2009 acquisitions were included in the Company’s results of operations from their effective acquisition date.  Had the fiscal 2009 acquisitions been consummated as of the beginning of fiscal 2009, net sales, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the first quarter of fiscal 2009 would have been $139,169,000, $12,120,000, $.46 and $.44, respectively.  The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of the beginning of fiscal 2009.  The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisitions, and applicable adjustments to net income attributable to noncontrolling interests as well as the exclusion of any acquisition-related expenses.

3.	SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	January 31, 2010	October 31, 2009
Accounts receivable	$77,419,000	$80,399,000
Less: Allowance for doubtful accounts	(2,928,000)	(2,535,000)
Accounts receivable, net	$74,491,000	$77,864,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	January 31, 2010	October 31, 2009
Costs incurred on uncompleted contracts	$11,354,000	$10,280,000
Estimated earnings	9,064,000	8,070,000
	20,418,000	18,350,000
Less: Billings to date	(14,411,000)	(12,543,000)
	$6,007,000	$5,807,000
Included in the accompanying Condensed Consolidated
Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated
earnings in excess of billings)	$6,038,000	$5,832,000
Accrued expenses and other current liabilities
(billings in excess of costs and estimated earnings)
earnings)	(31,000)	(25,000)
	$6,007,000	$5,807,000

Changes in estimates did not have a material effect on net income from consolidated operations for the three months ended January 31, 2010 and 2009.

Inventories

	January 31, 2010	October 31, 2009
Finished products	$81,407,000	$79,665,000
Work in process	14,941,000	14,279,000
Materials, parts, assemblies and supplies	45,292,000	43,641,000
Inventories, net	$141,640,000	$137,585,000

Inventories related to long-term contracts were not significant as of January 31, 2010 and October 31, 2009.

Property, Plant and Equipment

	January 31, 2010	October 31, 2009
Land	$3,656,000	$3,656,000
Buildings and improvements	38,092,000	38,091,000
Machinery, equipment and tooling	82,263,000	80,697,000
Construction in progress	5,864,000	5,331,000
	129,875,000	127,775,000
Less: Accumulated depreciation and amortization	(69,812,000)	(67,247,000)
Property, plant and equipment, net	$60,063,000	$60,528,000

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $11,531,000 and $9,689,000 as of January 31, 2010 and October 31, 2009, respectively.  The total customer rebates and credits deducted within net sales for the three months ended January 31, 2010 and 2009 was $2,379,000 and $2,172,000, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2010 are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2009	$188,459,000	$176,784,000	$365,243,000
Accrued additional purchase consideration	—	997,000	997,000
Adjustments to goodwill	—	144,000	144,000
Foreign currency translation adjustments	—	31,000	31,000
Balances as of January 31, 2010	$188,459,000	$177,956,000	$366,415,000

The accrued additional purchase consideration is related to a prior year acquisition for which the earnings objective was met during the first quarter of fiscal 2010 (see Note 2, Acquisitions).

Identifiable intangible assets consist of the following:

	As of January 31, 2010			As of October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$33,244,000	$(11,338,000)	$21,906,000	$33,237,000	$(9,944,000)	$23,293,000
Intellectual property	3,372,000	(726,000)	2,646,000	3,369,000	(628,000)	2,741,000
Licenses	1,000,000	(566,000)	434,000	1,000,000	(547,000)	453,000
Non-compete agreements	1,222,000	(997,000)	225,000	1,221,000	(969,000)	252,000
Patents	579,000	(257,000)	322,000	575,000	(246,000)	329,000
Trade names	569,000	(29,000)	540,000	569,000	—	569,000
	39,986,000	(13,913,000)	26,073,000	39,971,000	(12,334,000)	27,637,000
Non-Amortizing Assets:
Trade names	13,955,000	—	13,955,000	13,951,000	—	13,951,000
	$53,941,000	$(13,913,000)	$40,028,000	$53,922,000	$(12,334,000)	$41,588,000

Amortization expense related to intangible assets for the three months ended January 31, 2010 and 2009 was $1,576,000 and $941,000, respectively.  Amortization expense related to intangible assets for the fiscal year ending October 31, 2010 is estimated to be $6,162,000.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2010	October 31, 2009
Borrowings under revolving credit facility	$43,000,000	$55,000,000
Notes payable, capital leases and equipment loans	399,000	431,000
	43,399,000	55,431,000
Less: Current maturities of long-term debt	(240,000)	(237,000)
	$43,159,000	$55,194,000

As of January 31, 2010 and October 31, 2009, the weighted average interest rate on borrowings under the Company’s $300 million revolving credit facility was .9%.  The revolving credit facility contains both financial and non-financial covenants.  As of January 31, 2010, the Company was in compliance with all such covenants.

6.	INCOME TAXES

As of January 31, 2010, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $3,484,000 of which $2,989,000 would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the three months ended January 31, 2010 is as follows:

Balance as of October 31, 2009	$3,328,000
Increases related to current year tax positions	156,000
Balance as of January 31, 2010	$3,484,000

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations.  The accrual of interest and penalties related to the unrecognized tax benefits was not material for the three months ended January 31, 2010.  Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

7.	FAIR VALUE MEASUREMENTS

The Company performs its fair value measurements according to accounting guidance that defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.  The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities;
Level 2 — Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability either directly or indirectly; or
Level 3 — Unobservable inputs for the asset or liability where there is little or no market data, requiring management to develop its own assumptions.

The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plans
Corporate owned life insurance	$—	$20,494,000	$—	$20,494,000
Mutual funds	1,569,000	—	—	1,569,000
Equity securities	1,272,000	—	—	1,272,000
Other	1,000	140,000	—	141,000
Total	$2,842,000	$20,634,000	$—	$23,476,000

Liabilities	—	—	—	—

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2.  Certain other assets of the LCP represent investments in publicly-traded equity securities and are classified within Level 1.  The assets of the Company’s other deferred compensation plan are principally invested in publicly-traded mutual funds and equity securities and a life insurance policy, and the fair values of this plan’s assets are classified within Level 1 and Level 2, respectively.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $23,102,000 as of January 31, 2010.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2010 due to the relatively short maturity of the respective instruments.  The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.	RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the three months ended January 31, 2010 and 2009 includes approximately $5.1 million and $4.8 million, respectively, of new product research and development expenses.

9.	NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows:

	Three months ended January 31,
	2010	2009
Numerator:
Net income attributable to HEICO	$11,793,000	$11,317,000

Denominator:
Weighted average common shares outstanding-basic	26,146,872	26,410,681
Effect of dilutive stock options	814,662	831,280
Weighted average common shares outstanding - diluted	26,961,534	27,241,961

Net income per share attributable to HEICO shareholders - basic	$.45	$.43
Net income per share attributable to HEICO shareholders - diluted	$.44	$.42

Anti-dilutive stock options excluded	347,500	—

No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of $302,000 for the three months ended January 31, 2010 reflect a redemption amount in excess of fair value and therefore no portion of the adjustments effect basic or diluted net income per share attributable to HEICO shareholders.

10.	OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2010 and 2009, respectively, is as follows:

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
For the three months ended January 31, 2010:
Net sales	$93,779,000	$42,058,000	$(302,000)	$135,535,000
Depreciation and amortization	2,464,000	1,688,000	99,000	4,251,000
Operating income	16,720,000	11,170,000	(3,346,000)	24,544,000
Capital expenditures	1,949,000	206,000	3,000	2,158,000

For the three months ended January 31, 2009:
Net sales	$99,562,000	$30,959,000	$(84,000)	$130,437,000
Depreciation and amortization	2,411,000	951,000	109,000	3,471,000
Operating income	15,641,000	8,542,000	(2,730,000)	21,453,000
Capital expenditures	2,291,000	314,000	11,000	2,616,000

Total assets by operating segment as of January 31, 2010 and October 31, 2009 are as follows:

			Other,
	Segment		Primarily	Consolidated
	FSG	ETG	Corporate	Totals

Total assets as of January 31, 2010	$416,264,000	$284,141,000	$37,427,000	$737,832,000
Total assets as of October 31, 2009	414,030,000	285,602,000	33,278,000	732,910,000

11.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.  As of January 31, 2010, one of the Company’s subsidiaries has guaranteed its performance related to a customer contract through a letter of credit for $.6 million, expiring May 2010, which is supported by the Company’s revolving credit facility.  The subsidiary is also a beneficiary of a letter of credit related to the same contract.

Product Warranty

Changes in the Company’s product warranty liability for the three months ended January 31, 2010 and 2009, respectively, are as follows:

	Three months ended January 31,
	2010	2009
Balances as of beginning of fiscal year	$1,022,000	$671,000
Accruals for warranties	454,000	222,000
Warranty claims settled	(281,000)	(248,000)
Balances as of January 31	$1,195,000	$645,000

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to approximately $68 million U.S. dollars based on the January 31, 2010 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

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

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that the Company could be required to pay is approximately $93 million payable over future periods beginning in fiscal 2010 through fiscal 2013.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that the Company would be required to pay is approximately $9 million.  The actual contingent purchase consideration will likely be different.

Litigation

The Company is involved in various legal actions arising in the normal course of business.  Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

12.	REDEEMABLE NONCONTROLLING INTERESTS

As further detailed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009, the holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2010 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of January 31, 2010, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $57 million.  The actual Redemption Amount will likely be different.  The portion of the estimated Redemption Amount as of January 31, 2010 redeemable at fair value is $25 million and the portion redeemable based solely on a multiple of future earnings is $32 million.  See Note 1, Summary of Significant Accounting Policies, for more information regarding how the Company accounts for its redeemable noncontrolling interests in accordance with new accounting guidance adopted as of the beginning of fiscal 2010 and the Condensed Consolidated Statements of Shareholders’ Equity

and Comprehensive Income for a summary of changes in redeemable noncontrolling interests for the three months ended January 31, 2010 and 2009.

During the three months ended January 31, 2009, the Company acquired certain redeemable noncontrolling interests and accounted for the transaction under the accounting guidance in effect at that time pertaining to step acquisitions.  The excess of the purchase price paid over the carrying amount was allocated principally to goodwill under such guidance.  As previously mentioned, the Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the three months ended January 31, 2009 is presented on a retrospective basis to reflect the adoption of new accounting guidance as of November 1, 2009 pertaining to noncontrolling interests, which resulted in an increase to redeemable noncontrolling interests and a decrease to retained earnings. The subsequent acquisition of certain redeemable noncontrolling interests on a retrospective basis results in a reversal of any previous recorded decrease to retained earnings related to such redeemable noncontrolling interests recorded as part of the adoption of this new accounting guidance.

13.	SUBSEQUENT EVENT

In February 2010, the Company, through HEICO Electronic, acquired substantially all of the assets and assumed certain liabilities of dB Control.  dB Control produces high-power devices used in both defense and commercial applications.  The total consideration for this acquisition was principally paid in cash using proceeds from the Company’s revolving credit facility. The total consideration for this acquisition and related allocation to the tangible and identifiable intangible assets acquired and liabilities assumed is not material or significant to the Company’s condensed consolidated financial statements.

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

Our critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2009.

Our business is comprised of two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the three months ended January 31, 2010 have been affected by certain fiscal 2009 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2009.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations.

	Three months ended January 31,
	2010	2009
Net sales	$135,535,000	$130,437,000
Cost of sales	85,415,000	86,533,000
Selling, general and administrative expenses	25,576,000	22,451,000
Total operating costs and expenses	110,991,000	108,984,000
Operating income	$24,544,000	$21,453,000

Net sales by segment:
Flight Support Group	$93,779,000	$99,562,000
Electronic Technologies Group	42,058,000	30,959,000
Intersegment sales	(302,000)	(84,000)
	$135,535,000	$130,437,000

Operating income by segment:
Flight Support Group	$16,720,000	$15,641,000
Electronic Technologies Group	11,170,000	8,542,000
Other, primarily corporate	(3,346,000)	(2,730,000)
	$24,544,000	$21,453,000

Net sales	100.0%	100.0%
Gross profit	37.0%	33.7%
Selling, general and administrative expenses	18.9%	17.2%
Operating income	18.1%	16.4%
Interest expense	0.1%	0.1%
Other income (expense)	0.1%	—
Income tax expense	6.3%	4.5%
Net income attributable to noncontrolling interests	3.1%	3.1%
Net income attributable to HEICO	8.7%	8.7%

Comparison of First Quarter of Fiscal 2010 to First Quarter of Fiscal 2009

Net Sales

Net sales for the first quarter of fiscal 2010 increased by 3.9% to $135.5 million, as compared to net sales of $130.4 million for the first quarter of fiscal 2009.  The increase in net sales reflects an increase of $11.1 million (a 35.9% increase) to $42.1 million in net sales within the ETG partially offset by a decrease of $5.8 million (a 5.8% decrease) to $93.8 million in net sales within the FSG.  The net sales increase in the ETG reflects the additional net sales contributed by two fiscal 2009 acquisitions (one in May 2009 and the other in October 2009) as well as organic growth of approximately 6%.  The organic growth in the ETG reflects some strengthening in demand for certain of our satellite, defense and medical equipment products.  The net sales decrease within the FSG reflects reduced demand for our FSG products and services, which continue to be impacted by reduced airline capacity.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 37.0% for the first quarter of fiscal 2010 as compared to 33.7% for the first quarter of fiscal 2009, mainly reflecting higher margins within the FSG principally due to a more favorable product sales mix, including the favorable impact from the sale of some products previously written down as slow-moving.  Consolidated cost of sales for the first quarter of fiscal 2010 and 2009 includes approximately $5.1 million and $4.8 million, respectively, of new product research and development expenses.

Selling, general and administrative (“SG&A”) expenses were $25.6 million and $22.5 million for the first quarter of fiscal 2010 and fiscal 2009, respectively.  The increase in SG&A expenses was mainly due to the operating costs of the two fiscal 2009 acquisitions referenced above.  SG&A expenses as a percentage of net sales increased from 17.2% for the first quarter of fiscal 2009 to 18.9% for the first quarter of fiscal 2010 reflecting the lower net sales volumes within the FSG and an increase in amortization expense of intangible assets associated with the prior year ETG acquisitions.

Operating Income

Operating income for the first quarter of fiscal 2010 increased by 14.4% to $24.5 million as compared to operating income of $21.5 million for the first quarter of fiscal 2009.  The increase in operating income reflects a $2.6 million increase (a 30.8% increase) to $11.2 million in operating income of the ETG in the first quarter of fiscal 2010, up from $8.5 million for the first quarter of fiscal 2009 and a $1.1 million increase (a 6.9% increase) in operating income of the FSG to $16.7 million for the first quarter of fiscal 2010, up from $15.6 million for the first quarter of fiscal 2009, partially offset by a $.6 million increase in corporate expenses.  The increase in operating income for the ETG in the first quarter of 2010 reflects the impact of the fiscal 2009 acquisitions and organic sales growth.  The increase in operating income for the FSG in the first quarter of 2010 reflects the aforementioned higher gross profit margins.

As a percentage of net sales, our consolidated operating income increased to 18.1% for the first quarter of fiscal 2010, up from 16.4% for the first quarter of fiscal 2009.  The increase in consolidated operating income as a percentage of net sales reflects an increase in the FSG’s operating income as a percentage of net sales to 17.8% in the first quarter of fiscal 2010 from 15.7% in the first quarter of fiscal 2009, partially offset by a decrease in the ETG’s operating income as a percentage of net sales from 27.6% in the first quarter of fiscal 2009 to 26.6% in the first quarter of fiscal 2010.  The increase in operating income as a percentage of net sales for the FSG principally reflects the aforementioned impact of a more favorable product sales mix.

Interest Expense

Interest expense in the first quarter of fiscal 2010 and 2009 was not material.

Other Income (Expense)

Other income (expense) in the first quarter of fiscal 2010 and 2009 was not material.

Income Tax Expense

Our effective tax rate for the first quarter of fiscal 2010 increased to 34.8% from 27.6% for the first quarter of fiscal 2009.  The effective tax rate for the first quarter of fiscal 2009 reflects a settlement reached with the Internal Revenue Service pertaining to the income tax credit claimed on HEICO’s U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005 and a resulting reduction to the related reserve for fiscal years 2006 through 2008 based on new information obtained during the examination, which increased net income attributable to HEICO by approximately $1,083,000, or $.04 per diluted share.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  The increase in net income attributable to noncontrolling interests for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 is principally related to the May 2009 acquisition of an ETG subsidiary in which a noncontrolling interest exists as well as higher earnings of certain other ETG subsidiaries in which noncontrolling interests exist.

Net Income Attributable to HEICO

Net income attributable to HEICO was $11.8 million, or $.44 per diluted share, for the first quarter of fiscal 2010 compared to $11.3 million, or $.42 per diluted share, for the first quarter of fiscal 2009 reflecting the increased operating income referenced above.  Diluted net income per share attributable to HEICO shareholders in the first quarter of fiscal 2009 included the $.04 per diluted share benefit from the aforementioned favorable IRS settlement.

Outlook

As we look to the balance of fiscal 2010, we expect continued softness during the first half of calendar 2010 in our commercial aviation markets, which represent approximately 68% of our annual net sales.  While the consensus opinion within the industry continues to expect a recovery within the airline industry in the later half of 2010, the strength and exact timing of such a recovery is uncertain at this time.  Based on this aviation market outlook and conditions within our other major markets, we are targeting full year growth in net sales, earnings and net cash provided by operating activities in fiscal 2010 over fiscal 2009 results.

Liquidity and Capital Resources

Our principal uses of cash include payments of principal and interest on debt, acquisitions, capital expenditures, distributions to noncontrolling interests, cash dividends and increases in working capital.

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility.  As of January 31, 2010, our net debt to shareholders’ equity ratio was a low 7.1%, with net debt (total debt less cash and cash equivalents) of $35.9 million.  We have no significant debt maturities until fiscal 2013.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $20.3 million for the first quarter of fiscal 2010, an increase of $15.1 million from $5.2 million for the first quarter of fiscal 2009, and consisted primarily of net income from consolidated operations of $16.0 million and depreciation and amortization of $4.3 million.

Net cash provided by operating activities for the first quarter of fiscal 2009 included net income from consolidated operations of $15.4 million and depreciation and amortization of $3.5 million, but was impacted by a $14.2 million increase in net operating assets related to the payment of certain accrued employee compensation and accrued additional purchase consideration since the end of fiscal 2008 and a higher investment in inventories for new product offerings, partially offset by a decrease in accounts receivable due to the timing of cash collections.

Investing Activities

Net cash used in investing activities during the first quarter of fiscal 2010 related primarily to acquisitions and related costs of $2.2 million and capital expenditures totaling $2.2 million.  Acquisitions and related costs principally reflect additional purchase consideration paid pursuant to the terms of the purchase agreements associated with certain prior year acquisitions.  See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further details.

Financing Activities

Net cash used in financing activities during the first quarter of fiscal 2010 related primarily to net borrowings on our revolving credit facility of $12.0 million, distributions to noncontrolling interests of $2.5 million, and the payment of $1.6 million in cash dividends on our common stock, partially offset by the presentation of $.7 million of excess tax benefit from stock option exercises as a financing activity.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2009.

See “New Accounting Pronouncements” below for additional information pertaining to our redeemable noncontrolling interests.

As discussed in “Off-Balance Sheet Arrangements – Acquisitions – Additional Contingent Purchase Consideration” below, we may be obligated to pay additional contingent purchase consideration based on future earnings of certain acquired businesses.  The aggregate maximum amount of such contingent purchase consideration that we could be required to pay is approximately $93 million payable over future periods beginning in fiscal 2010 through fiscal 2013.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that we would be required to pay is approximately $9 million.  The actual contingent purchase consideration will likely be different.

Off-Balance Sheet Arrangements

Guarantees

We have arranged for a standby letter of credit for $1.5 million to meet the security requirement of our insurance company for potential workers’ compensation claims, which is supported by our revolving credit facility.  As of January 31, 2010, one of our subsidiaries has guaranteed its performance related to a customer contract through a letter of credit for $.6 million, expiring May 2010, which is supported by our revolving credit facility.  The subsidiary is also a beneficiary of a letter of credit related to the same contract.

Acquisitions – Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration up to 73 million Canadian dollars in aggregate, which translates to approximately $68 million U.S. dollars based on the January 31, 2010 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

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

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by us or providing future services to us.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.

New Accounting Pronouncements

Effective November 1, 2009, we adopted new accounting guidance that requires the recognition of certain noncontrolling interests (previously referred to as minority interests) as a separate component within equity in the consolidated balance sheet.  It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interests be clearly identified and presented within the consolidated statement of operations.  The adoption of this new guidance has affected the presentation of noncontrolling interests in our condensed consolidated financial statements on a retrospective basis.  For example, under this guidance, “Net income from consolidated operations” is comparable to what was previously presented as “Income before minority interests” and “Net income attributable to HEICO” is comparable to what was previously presented as “Net income.”  Further, acquisitions of noncontrolling interests are considered a financing activity under the new accounting guidance and are no longer presented as an investing activity.

Effective November 1, 2009, we also adopted new accounting guidance that affects the financial statement classification and measurement of redeemable noncontrolling interests.  As further detailed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2009, the holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that require us to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  The Put Rights are embedded in the shares owned by the noncontrolling interest holders and are not freestanding.  Previously, we recorded such redeemable noncontrolling interests at historical cost plus an allocation of subsidiary earnings based on ownership interest, less dividends paid to the noncontrolling interest holders.  Effective November 1, 2009, we adjusted our redeemable noncontrolling interests in accordance with this new accounting guidance to the higher of their carrying cost or management’s estimate of the Redemption Amount with a corresponding decrease to retained earnings and classified such interests outside of permanent equity.  Under this guidance, subsequent adjustments to the carrying amount of redeemable noncontrolling interests to reflect any changes in the Redemption Amount at the end of each reporting period will be recorded in the same manner.  Such adjustments to Redemption Amounts based on fair value will have no effect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will effect net income per share attributable to HEICO shareholders under the two-class method.

As a result of adopting the new accounting guidance for noncontrolling interests and redeemable noncontrolling interests, we (i) reclassified approximately $78 million from temporary equity (previously labeled as “Minority interests in consolidated subsidiaries”) to permanent equity (labeled as “Noncontrolling interests”) pertaining to noncontrolling interests that do not contain a redemption feature; and (ii) renamed temporary equity as “Redeemable noncontrolling interests” and recorded an approximately $45 million increase to redeemable noncontrolling interests with a corresponding decrease to retained earnings in our Condensed Consolidated Balance Sheet.  The resulting $57 million of redeemable noncontrolling interests as of November 1, 2009 represents management’s estimate of the aggregate Redemption Amount of all Put Rights that we would be required to pay of which approximately $25 million is redeemable at fair value and approximately $32 million is redeemable based solely on a multiple of future earnings.  The actual Redemption Amount will likely be different.  See Note 12, Redeemable Noncontrolling Interests, for additional information.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  In February 2008, the FASB issued additional guidance which delayed the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These nonfinancial assets and liabilities include items such as goodwill, other intangible assets, and property, plant and equipment that are measured at fair value resulting from impairment, if deemed necessary.  We adopted the portions of the new guidance that were delayed on a prospective basis as of the beginning of fiscal 2010, or November 1, 2009. The adoption did not have a material effect on our results of operations, financial position or cash flows.

In December 2007, the FASB issued new guidance for business combinations that retains the fundamental requirements of previous guidance that the acquisition method of accounting (formerly the “purchase accounting” method) be used for all business combinations and for an acquirer to be identified for each business combination.  However, the new guidance changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value as of the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset as of the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  We adopted the new guidance on a prospective basis as of the beginning of fiscal 2010 for all business combinations consummated on or after November 1, 2009.  The adoption did not have a material effect on our results of operations, financial position or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements.  ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, or as of the second quarter of fiscal 2010 for us, except the additional Level 3 disclosures, which are effective in fiscal years beginning after December 15, 2010, or as of fiscal 2012 for us.  We are currently evaluating the effect the adoption of ASU 2010-06 will have on our results of operations, financial position and cash flows.

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements.  Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies.  We have based these forward-looking statements on our current expectations and projections about future events.  All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements.  Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information.  Therefore, actual results may differ materially from those expressed or implied in those statements.  Factors that could cause such differences include, but are not limited to:  lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; HEICO’s ability to introduce new products and product pricing levels, which could reduce our sales or sales growth and; HEICO’s ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest rates and economic conditions within and outside of the aviation, defense, space, medical, telecommunication and electronic industries, which could negatively impact our costs and revenues.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that HEICO’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During December 2009, we repurchased 7,314 shares of our Common Stock at an average price of $39.43 and 2,090 shares of our Class A Common Stock at an average price of $30.98 as settlement for employee taxes due pertaining to exercises of non-qualified stock options.  We made no repurchases of common stock under our existing share program during the first quarter of fiscal 2010 and the number of shares that may be repurchased is 1,024,742.

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

HEICO CORPORATION

Date: March 5, 2010	By:	/s/ THOMAS S. IRWIN
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