Form 10-Q
period 2010-07-31
HEICO CORP
filed 2010-09-01
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 27, 2010 is as follows:

Common Stock, $.01 par value	13,126,005 shares
Class A Common Stock, $.01 par value	19,817,872 shares

HEICO CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	July 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$11,037,000	$7,167,000
Accounts receivable, net	84,078,000	77,864,000
Inventories, net	140,712,000	137,585,000
Prepaid expenses and other current assets	5,364,000	4,290,000
Deferred income taxes	18,534,000	16,671,000
Total current assets	259,725,000	243,577,000

Property, plant and equipment, net	59,803,000	60,528,000
Goodwill	380,709,000	365,243,000
Intangible assets, net	51,949,000	41,588,000
Other assets	25,853,000	21,974,000
Total assets	$778,039,000	$732,910,000

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$199,000	$237,000
Trade accounts payable	28,290,000	26,978,000
Accrued expenses and other current liabilities	38,292,000	36,978,000
Income taxes payable	1,196,000	1,320,000
Total current liabilities	67,977,000	65,513,000

Long-term debt, net of current maturities	47,093,000	55,194,000
Deferred income taxes	43,126,000	41,340,000
Other long-term liabilities	27,836,000	23,268,000
Total liabilities	186,032,000	185,315,000
Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	56,053,000	56,937,000
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
Participating Preferred Stock and 300,000 shares designated
as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000,000 shares authorized
13,126,005 and 13,011,426 shares issued and outstanding, respectively	131,000	104,000
Class A Common Stock, $.01 par value per share; 30,000,000
shares authorized; 19,815,122 and 19,641,543 shares issued
and outstanding, respectively	198,000	157,000
Capital in excess of par value	227,215,000	224,625,000
Accumulated other comprehensive loss	(498,000)	(1,381,000)
Retained earnings	225,206,000	189,485,000
Total HEICO shareholders’ equity	452,252,000	412,990,000
Noncontrolling interests	83,702,000	77,668,000
Total shareholders’ equity	535,954,000	490,658,000
Total liabilities and equity	$778,039,000	$732,910,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009

Net sales	$447,650,000	$394,689,000	$158,270,000	$134,086,000

Operating costs and expenses:
Cost of sales	286,351,000	262,456,000	100,717,000	88,275,000
Selling, general and administrative expenses	81,805,000	68,039,000	28,560,000	24,389,000

Total operating costs and expenses	368,156,000	330,495,000	129,277,000	112,664,000

Operating income	79,494,000	64,194,000	28,993,000	21,422,000

Interest expense	(422,000)	(484,000)	(136,000)	(177,000)
Other income (expense)	392,000	186,000	(31,000)	184,000

Income before income taxes and noncontrolling
interests	79,464,000	63,896,000	28,826,000	21,429,000

Income tax expense	27,000,000	19,331,000	9,300,000	6,511,000

Net income from consolidated operations	52,464,000	44,565,000	19,526,000	14,918,000

Less: Net income attributable to noncontrolling
interests	13,168,000	11,575,000	4,596,000	3,786,000

Net income attributable to HEICO	$39,296,000	$32,990,000	$14,930,000	$11,132,000

Net income per share attributable to HEICO
shareholders:
Basic	$1.20	$1.01	$.45	$.34
Diluted	$1.16	$.98	$.44	$.33

Weighted average number of common shares
outstanding:
Basic	32,793,137	32,799,101	32,917,530	32,603,643
Diluted	33,753,414	33,816,980	33,797,471	33,632,863

Cash dividends per share	$.108	$.096	$.060	$.048

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME – UNAUDITED

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Loss	Earnings	Interests	Equity

Balances as of October 31, 2009
(as previously reported)	$ ―	$104,000	$157,000	$224,625,000	$(1,381,000)	$234,348,000	$ ―	$457,853,000
Retrospective adjustments related to
adoption of accounting guidance for
noncontrolling interests	56,937,000	—	—	—	—	(44,863,000)	77,668,000	32,805,000
Balances as of October 31, 2009
(as adjusted)	56,937,000	104,000	157,000	224,625,000	(1,381,000)	189,485,000	77,668,000	490,658,000
Comprehensive income:
Net income	7,134,000	—	—	—	—	39,296,000	6,034,000	45,330,000
Foreign currency translation adjustments	—	—	—	—	877,000	—	—	877,000
Total comprehensive income	7,134,000	—	—	—	877,000	39,296,000	6,034,000	46,207,000
Cash dividends ($.108 per share)	—	—	—	—	—	(3,546,000)	—	(3,546,000)
Five-for-four common stock split	—	26,000	40,000	(66,000)	—	(68,000)	—	(68,000)
Proceeds from stock option exercises	—	1,000	1,000	1,465,000	—	—	—	1,467,000
Tax benefit from stock option exercises	—	—	—	951,000	—	—	—	951,000
Stock option compensation expense	—	—	—	921,000	—	—	—	921,000
Distributions to noncontrolling interests	(7,184,000)	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(795,000)	—	—	—	—	—	—	—
Redemptions of common stock related to
stock option exercises	—	—	—	(681,000)	—	—	—	(681,000)
Adjustments to redemption amount of
redeemable noncontrolling interests	(39,000)	—	—	—	—	39,000	—	39,000
Other	—	—	—	—	6,000	—	—	6,000
Balances as of July 31, 2010	$56,053,000	$131,000	$198,000	$227,215,000	$(498,000)	$225,206,000	$83,702,000	$535,954,000

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Loss	Earnings	Interests	Equity

Balances as of October 31, 2008
(as previously reported)	$ ―	$106,000	$158,000	$229,443,000	$(4,819,000)	$192,872,000	$ ―	$417,760,000
Retrospective adjustments related to
adoption of accounting guidance for
noncontrolling interests	48,736,000	—	—	—	—	(35,896,000)	71,138,000	35,242,000
Balances as of October 31, 2008
(as adjusted)	48,736,000	106,000	158,000	229,443,000	(4,819,000)	156,976,000	71,138,000	453,002,000
Comprehensive income:
Net income	5,938,000	—	—	—	—	32,990,000	5,637,000	38,627,000
Foreign currency translation adjustments	—	—	—	—	2,859,000	—	—	2,859,000
Total comprehensive income	5,938,000	—	—	—	2,859,000	32,990,000	5,637,000	41,486,000
Repurchases of common stock	—	(2,000)	(2,000)	(8,094,000)	—	—	—	(8,098,000)
Cash dividends ($.096 per share)	—	—	—	—	—	(3,150,000)	—	(3,150,000)
Proceeds from stock option exercises	—	—	1,000	821,000	—	—	—	822,000
Tax benefit from stock option exercises	—	—	—	1,889,000	—	—	—	1,889,000
Stock option compensation expense	—	—	—	15,000	—	—	—	15,000
Distributions to noncontrolling interests	(5,533,000)	—	—	—	—	—	(461,000)	(461,000)
Acquisitions of noncontrolling interests	(10,015,000)	—	—	—	—	6,845,000	—	6,845,000
Noncontrolling interests assumed
related to acquistion	7,505,000	—	—	—	—	(4,202,000)	—	(4,202,000)
Adjustments to redemption amount of
redeemable noncontrolling interests	971,000	—	—	—	—	(971,000)	—	(971,000)
Other	—	—	—	—	164,000	1,000	—	165,000
Balances as of July 31, 2009	$47,602,000	$104,000	$157,000	$224,074,000	$(1,796,000)	$188,489,000	$76,314,000	$487,342,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine months ended July 31,
	2010	2009

Operating Activities:
Net income from consolidated operations	$52,464,000	$44,565,000
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	13,578,000	10,951,000
Impairment of intangible assets	281,000	—
Deferred income tax benefit	(80,000)	(1,376,000)
Tax benefit from stock option exercises	951,000	1,889,000
Excess tax benefit from stock option exercises	(669,000)	(1,572,000)
Stock option compensation expense	921,000	15,000
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(2,988,000)	20,207,000
Decrease (increase) in inventories	3,625,000	(9,282,000)
Increase in prepaid expenses and other current assets	(1,051,000)	(2,271,000)
Decrease in trade accounts payable	(177,000)	(2,995,000)
Increase (decrease) in accrued expenses and other current liabilities	1,744,000	(15,776,000)
Decrease in income taxes payable	(794,000)	(1,080,000)
Other	116,000	444,000
Net cash provided by operating activities	67,921,000	43,719,000

Investing Activities:
Acquisitions, net of cash acquired	(39,061,000)	(34,562,000)
Capital expenditures	(6,743,000)	(7,784,000)
Other	(18,000)	73,000
Net cash used in investing activities	(45,822,000)	(42,273,000)

Financing Activities:
Payments on revolving credit facility	(45,000,000)	(49,000,000)
Borrowings on revolving credit facility	37,000,000	68,000,000
Acquisitions of noncontrolling interests	(795,000)	(11,268,000)
Repurchases of common stock	—	(8,098,000)
Distributions to noncontrolling interests	(7,184,000)	(5,994,000)
Cash dividends paid	(3,614,000)	(3,150,000)
Redemptions of common stock related to stock option exercises	(681,000)	—
Proceeds from stock option exercises	1,467,000	822,000
Excess tax benefit from stock option exercises	669,000	1,572,000
Other	(152,000)	(158,000)
Net cash used in financing activities	(18,290,000)	(7,274,000)

Effect of exchange rate changes on cash	61,000	214,000

Net increase (decrease) in cash and cash equivalents	3,870,000	(5,614,000)
Cash and cash equivalents at beginning of year	7,167,000	12,562,000
Cash and cash equivalents at end of period	$11,037,000	$6,948,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.  The October 31, 2009 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented.  The results of operations for the nine months ended July 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.      ACQUISITIONS

In February 2010, the Company, through its HEICO Electronic Technologies Corp. (“HEICO Electronic”) subsidiary, acquired substantially all of the assets and assumed certain liabilities of dB Control.  dB Control produces high-power devices used in both defense and commercial applications.  The total consideration for this acquisition and related allocation to the tangible and identifiable intangible assets acquired and liabilities assumed is not material or significant to the Company’s condensed consolidated financial statements.  The purchase price (including a post closing purchase price adjustment of approximately $1.6 million accrued as of the acquisition date and paid during the third quarter of fiscal 2010) was paid in cash principally using proceeds from the Company’s revolving credit facility.  The total consideration includes an accrual of approximately $1.2 million representing the fair value of contingent consideration that the Company may be obligated to pay in fiscal 2013 should dB Control meet certain earnings objectives during the second and third years following the acquisition.  The maximum amount of contingent consideration that the Company could be required to pay is $2.0 million.  See Note 7, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

As part of the purchase agreements associated with certain prior year acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition.  The Company accrues an estimate of additional purchase consideration when the earnings objectives are met.  During the first quarter of fiscal 2010, the Company, through HEICO Electronic, paid $1.9 million of additional purchase consideration of which $1.8 million was accrued as of October 31, 2009.  During the second and third quarters of fiscal 2010, the Company, through HEICO Electronic, paid $1.0 million and $1.3 million, respectively, of additional purchase consideration related to prior year acquisitions for which the earnings objectives were met during fiscal 2010.  The aforementioned amounts paid were based on a multiple of each applicable subsidiary’s earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company.  Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill.  Information regarding additional purchase consideration related to prior year acquisitions may be found in Note 11, Commitments and Contingencies.

The operating results of the Company’s fiscal 2010 acquisition were included in the Company’s results of operations from the effective acquisition date.  The amount of net sales and earnings of the 2010 acquisition included in the Condensed Consolidated Statements of Operations is not material.  The following table presents unaudited pro forma financial information as if the fiscal 2010 acquisition had occurred as of November 1, 2008 for purposes of the information presented for the nine and three months ended July 31, 2009.  Had the fiscal 2010 acquisition been consummated as of November 1, 2009, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2010 would not have been materially different than the reported amounts.  The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2008.  The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired and increased interest expense associated with borrowings to finance the acquisition.

	Nine months ended	Three months ended
	July 31, 2009	July 31, 2009
Net sales	$412,717,000	$139,023,000
Net income from consolidated operations	$45,882,000	$14,969,000
Net income attributable to HEICO	$34,307,000	$11,183,000
Net income per share attributable
to HEICO shareholders:
Basic	$1.05	$.34
Diluted	$1.01	$.33

3.      SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	July 31, 2010	October 31, 2009
Accounts receivable	$86,962,000	$80,399,000
Less: Allowance for doubtful accounts	(2,884,000)	(2,535,000)
Accounts receivable, net	$84,078,000	$77,864,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	July 31, 2010	October 31, 2009
Costs incurred on uncompleted contracts	$4,548,000	$10,280,000
Estimated earnings	5,480,000	8,070,000
	10,028,000	18,350,000
Less: Billings to date	(7,251,000)	(12,543,000)
	$2,777,000	$5,807,000
Included in the accompanying Condensed Consolidated
Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated
earnings in excess of billings)	$2,958,000	$5,832,000
Accrued expenses and other current liabilities
(billings in excess of costs and estimated earnings)	(181,000)	(25,000)
	$2,777,000	$5,807,000

Changes in estimates did not have a material effect on net income from consolidated operations for the nine months ended July 31, 2010 and 2009.

Inventories

	July 31, 2010	October 31, 2009
Finished products	$74,609,000	$79,665,000
Work in process	18,814,000	14,279,000
Materials, parts, assemblies and supplies	47,289,000	43,641,000
Inventories, net	$140,712,000	$137,585,000

Inventories related to long-term contracts were not significant as of July 31, 2010 and October 31, 2009.

Property, Plant and Equipment

	July 31, 2010	October 31, 2009
Land	$3,656,000	$3,656,000
Buildings and improvements	38,750,000	38,091,000
Machinery, equipment and tooling	86,276,000	80,697,000
Construction in progress	6,028,000	5,331,000
	134,710,000	127,775,000
Less: Accumulated depreciation and amortization	(74,907,000)	(67,247,000)
Property, plant and equipment, net	$59,803,000	$60,528,000

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $7,692,000 and $9,689,000 as of July 31, 2010 and October 31, 2009, respectively. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2010 and 2009 was $6,642,000 and $6,757,000 respectively.  The total customer rebates and credits deducted within net sales for the three months ended July 31, 2010 and 2009 was $2,244,000 and $2,023,000 respectively.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2010 are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2009	$188,459,000	$176,784,000	$365,243,000
Acquired goodwill	—	12,920,000	12,920,000
Adjustments to goodwill	—	1,960,000	1,960,000
Foreign currency translation adjustment	—	586,000	586,000
Balances as of July 31, 2010	$188,459,000	$192,250,000	$380,709,000

The goodwill acquired pertains to a current year acquisition and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed (inclusive of contingent consideration).  The adjustments to goodwill principally represent additional purchase consideration paid relating to prior year acquisitions for which the earnings objectives were met in fiscal 2010.  See Note 2, Acquisitions, for additional information regarding the fiscal 2010 acquisition and additional purchase consideration.  The foreign currency translation adjustment reflects unrealized translation gains on the goodwill recognized in connection with a foreign subsidiary.

Identifiable intangible assets consist of the following:

	As of July 31, 2010			As of October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$41,759,000	$(14,360,000)	$27,399,000	$33,237,000	$(9,944,000)	$23,293,000
Intellectual property	7,303,000	(1,247,000)	6,056,000	3,369,000	(628,000)	2,741,000
Licenses	1,000,000	(603,000)	397,000	1,000,000	(547,000)	453,000
Non-compete agreements	1,166,000	(991,000)	175,000	1,221,000	(969,000)	252,000
Patents	558,000	(261,000)	297,000	575,000	(246,000)	329,000
Trade names	569,000	(84,000)	485,000	569,000	—	569,000
	52,355,000	(17,546,000)	34,809,000	39,971,000	(12,334,000)	27,637,000
Non-Amortizing Assets:
Trade names	17,140,000	—	17,140,000	13,951,000	—	13,951,000
	$69,495,000	$(17,546,000)	$51,949,000	$53,922,000	$(12,334,000)	$41,588,000

The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of July 31, 2010 compared to October 31, 2009 principally relates to such intangible assets recognized in connection with an acquisition made during the second quarter of fiscal 2010 (see Note 2, Acquisitions).  The weighted average amortization period of the customer relationships and intellectual property acquired during fiscal 2010 is eight years.  Based on the final purchase price allocations during the allocation period for certain fiscal 2009 acquisitions, the weighted average amortization period of the customer relationships and intellectual property acquired in fiscal 2009 is now eight years and seven years, respectively.

Amortization expense related to intangible assets for the nine months ended July 31, 2010 and 2009 was $5,446,000 and $3,148,000, respectively.  Amortization expense related to intangible assets for the three months ended July 31, 2010 and 2009 was $1,976,000 and $1,336,000, respectively.  Amortization expense related to intangible assets for the fiscal year ending October 31, 2010 is estimated to be $6,795,000.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $6,327,000 in fiscal 2011, $5,621,000 in fiscal 2012, $5,161,000 in fiscal 2013, $4,864,000 in fiscal 2014, $3,739,000 in fiscal 2015 and $7,748,000 thereafter.

5.      LONG-TERM DEBT

Long-term debt consists of the following:

	July 31, 2010	October 31, 2009
Borrowings under revolving credit facility	$47,000,000	$55,000,000
Notes payable, capital leases and equipment loans	292,000	431,000
	47,292,000	55,431,000
Less: Current maturities of long-term debt	(199,000)	(237,000)
	$47,093,000	$55,194,000

As of July 31, 2010 and October 31, 2009, the weighted average interest rate of borrowings under the Company’s $300 million revolving credit facility was 1.0% and .9%, respectively.  The revolving credit facility contains both financial and non-financial covenants.  As of July 31, 2010, the Company was in compliance with all such covenants.

6.      INCOME TAXES

As of July 31, 2010, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2,596,000 of which $2,058,000 would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized.  A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the nine months ended July 31, 2010 is as follows:

Balance as of October 31, 2009	$3,328,000
Decreases related to prior year tax positions	(837,000)
Increases related to current year tax positions	393,000
Lapse of statutes of limitations	(288,000)
Balance as of July 31, 2010	$2,596,000

The $732,000 net decrease in the liability for gross unrecognized tax benefits was principally related to the finalization of a study of qualifying research and development activities used to prepare the Company’s fiscal 2009 U.S. federal and state income tax returns.  The decrease in the liability reduced the Company’s income tax expense by $801,000.

The accrual of interest and penalties related to the unrecognized tax benefits was not material for the nine months ended July 31, 2010.  Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

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

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis:

	As of July 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$20,672,000	$—	$20,672,000
Equity securities	964,000	—	—	964,000
Mutual funds	961,000	—	—	961,000
Money market funds and cash	832,000	—	—	832,000
Other	—	525,000	—	525,000
Total assets	$2,757,000	$21,197,000	$—	$23,954,000

Liabilities:
Contingent consideration	$—	$—	$1,150,000	$1,150,000

	As of October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$15,687,000	$—	$15,687,000
Equity securities	1,057,000	—	—	1,057,000
Mutual funds	614,000	—	—	614,000
Money market funds and cash	2,163,000	—	—	2,163,000
Other	—	243,000	—	243,000
Total assets	$3,834,000	$15,930,000	$—	$19,764,000

Liabilities	—	—	—	—

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2.  Certain other assets of the LCP represent investments in HEICO common stock and are classified within Level 1.  The assets of the Company’s other deferred compensation plan are principally invested in a life insurance policy that is classified within Level 2 and equity securities, mutual funds and money market funds that are classified within Level 1.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $23,667,000 as of July 31, 2010 and $19,505,000 as of October 31, 2009.

As part of the agreement to acquire a subsidiary by the ETG in the second quarter of fiscal 2010, the Company may be obligated to pay contingent consideration of up to $2.0 million in fiscal 2013 should the acquired entity meet certain earnings objectives during the second and third years following the acquisition.  The $1,150,000 fair value of the contingent consideration as of the acquisition date was determined using a discounted cash flow model and probability adjusted internal estimates of the subsidiary’s future earnings and is classified in Level 3.  There have been no subsequent changes in the fair value of this contingent consideration as of July 31, 2010 and this obligation is included in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet.  Changes in the fair value of contingent consideration will be recorded in the Company’s condensed consolidated statements of operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of July 31, 2010 due to the relatively short maturity of the respective instruments.  The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.      RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the nine months ended July 31, 2010 and 2009 includes approximately $16.5 million and $14.8 million, respectively, of new product research and development expenses.  Cost of sales for the three months ended July 31, 2010 and 2009 includes approximately $6.0 million and $5.1 million, respectively, of new product research and development expenses.

9.      NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows:

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Numerator:
Net income attributable to HEICO	$39,296,000	$32,990,000	$14,930,000	$11,132,000

Denominator:
Weighted average common shares outstanding-basic	32,793,137	32,799,101	32,917,530	32,603,643
Effect of dilutive stock options	960,277	1,017,879	879,941	1,029,220
Weighted average common shares outstanding-diluted	33,753,414	33,816,980	33,797,471	33,632,863

Net income per share attributable to HEICO shareholders:
Basic	$1.20	$1.01	$.45	$.34
Diluted	$1.16	$.98	$.44	$.33

Anti-dilutive stock options excluded	432,292	3,193	431,250	9,579

No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of ($39,000) and $272,000 for the nine months and three months ended July 31, 2010, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

10.           OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine months and three months ended July 31, 2010 and 2009, respectively, is as follows:

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
For the nine months ended July 31, 2010:
Net sales	$301,145,000	$147,231,000	$(726,000)	$447,650,000
Depreciation and amortization	7,467,000	5,817,000	294,000	13,578,000
Operating income	50,332,000	39,961,000	(10,799,000)	79,494,000
Capital expenditures	5,513,000	1,214,000	16,000	6,743,000

For the nine months ended July 31, 2009:
Net sales	$297,543,000	$97,523,000	$(377,000)	$394,689,000
Depreciation and amortization	7,330,000	3,287,000	334,000	10,951,000
Operating income	46,297,000	26,508,000	(8,611,000)	64,194,000
Capital expenditures	6,644,000	1,075,000	65,000	7,784,000

For the three months ended July 31, 2010:
Net sales	$104,323,000	$54,107,000	$(160,000)	$158,270,000
Depreciation and amortization	2,493,000	2,111,000	96,000	4,700,000
Operating income	17,557,000	15,198,000	(3,762,000)	28,993,000
Capital expenditures	1,696,000	434,000	13,000	2,143,000

For the three months ended July 31, 2009:
Net sales	$97,236,000	$37,054,000	$(204,000)	$134,086,000
Depreciation and amortization	2,521,000	1,409,000	113,000	4,043,000
Operating income	14,759,000	9,935,000	(3,272,000)	21,422,000
Capital expenditures	1,867,000	466,000	54,000	2,387,000

Total assets by operating segment as of July 31, 2010 and October 31, 2009 are as follows:

			Other,
	Segment		Primarily	Consolidated
	FSG	ETG	Corporate	Totals

Total assets as of July 31, 2010	$413,551,000	$324,822,000	$39,666,000	$778,039,000
Total assets as of October 31, 2009	414,030,000	285,602,000	33,278,000	732,910,000

11.           COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2010 and 2009, respectively, are as follows:

	Nine months ended July 31,
	2010	2009
Balances as of beginning of fiscal year	$1,022,000	$671,000
Accruals for warranties	1,251,000	1,163,000
Warranty claims settled	(855,000)	(645,000)
Acquired warranty liabilities	80,000	—
Balances as of July 31	$1,498,000	$1,189,000

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $71 million U.S. dollars based on the July 31, 2010 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

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

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that the Company could be required to pay is approximately $94 million payable over future periods beginning in fiscal 2011 through fiscal

2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that the Company would be required to pay is approximately $11 million.  The actual contingent purchase consideration will likely be different.

Litigation

The Company is involved in various legal actions arising in the normal course of business.  Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

12.           REDEEMABLE NONCONTROLLING INTERESTS

As further detailed in Note 15, Commitments and Contingencies, of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009, the holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2011 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of July 31, 2010, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $56 million.  The actual Redemption Amount will likely be different.  The portion of the estimated Redemption Amount as of July 31, 2010 redeemable at fair value is $25 million and the portion redeemable based solely on a multiple of future earnings is $31 million.  See Note 1, Summary of Significant Accounting Policies, for more information regarding how the Company accounts for its redeemable noncontrolling interests in accordance with new accounting guidance adopted as of the beginning of fiscal 2010 and the Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for a summary of changes in redeemable noncontrolling interests for the nine months ended July 31, 2010 and 2009.

In April 2010, the Company, through HEICO Electronic, acquired an additional 3.4% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 93.3%.  In May 2010, the Company, through its HEICO Aerospace Holdings Corp. subsidiary, acquired an additional 2.2% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 82.3%.  The purchase prices of the redeemable noncontrolling interests acquired were paid using cash provided by operating activities.  The acquisitions resulted in a decrease to redeemable noncontrolling interests and had no effect on HEICO shareholders’ equity.

During the nine months ended July 31, 2009, the Company acquired certain redeemable noncontrolling interests and accounted for the transactions under the accounting guidance in effect at that time pertaining to step acquisitions.  The excess of the purchase price paid over the carrying amount was allocated principally to goodwill under such guidance.  As mentioned in Note 1, Summary of Significant Accounting Policies, the Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the nine months ended July 31, 2009 is presented on a retrospective basis to reflect the adoption of new accounting guidance as of November 1, 2009 pertaining to redeemable noncontrolling interests, which resulted in an increase to redeemable noncontrolling interests and a decrease to retained earnings.  The subsequent acquisition of certain redeemable noncontrolling interests on a retrospective basis results in a reversal of any previously recorded decrease to retained earnings related to such redeemable noncontrolling interests recorded as part of the adoption of this new accounting guidance.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2009.  One such critical accounting policy pertains to the valuation of our goodwill which we test for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  Based on the results of our annual goodwill impairment testing as of October 31, 2009, the fair value of each of our reporting units exceeded their carrying value.  No events or changes in circumstances have occurred since the last annual impairment test to indicate potential goodwill impairment.

Our business is comprised of two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the nine months and three months ended July 31, 2010 have been affected by certain fiscal 2010 and 2009 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report and of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2009.

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

	Nine months ended July 31,		Three months ended July 31,
	2010	2009	2010	2009
Net sales	$447,650,000	$394,689,000	$158,270,000	$134,086,000
Cost of sales	286,351,000	262,456,000	100,717,000	88,275,000
Selling, general and administrative expenses	81,805,000	68,039,000	28,560,000	24,389,000
Total operating costs and expenses	368,156,000	330,495,000	129,277,000	112,664,000
Operating income	$79,494,000	$64,194,000	$28,993,000	$21,422,000

Net sales by segment:
Flight Support Group	$301,145,000	$297,543,000	$104,323,000	$97,236,000
Electronic Technologies Group	147,231,000	97,523,000	54,107,000	37,054,000
Intersegment sales	(726,000)	(377,000)	(160,000)	(204,000)
	$447,650,000	$394,689,000	$158,270,000	$134,086,000

Operating income by segment:
Flight Support Group	$50,332,000	$46,297,000	$17,557,000	$14,759,000
Electronic Technologies Group	39,961,000	26,508,000	15,198,000	9,935,000
Other, primarily corporate	(10,799,000)	(8,611,000)	(3,762,000)	(3,272,000)
	$79,494,000	$64,194,000	$28,993,000	$21,422,000

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.0%	33.5%	36.4%	34.2%
Selling, general and administrative expenses	18.3%	17.2%	18.0%	18.2%
Operating income	17.8%	16.3%	18.3%	16.0%
Interest expense	.1%	.1%	.1%	.1%
Other income (expense)	.1%	—	—	.1%
Income tax expense	6.0%	4.9%	5.9%	4.9%
Net income attributable to noncontrolling
interests	2.9%	2.9%	2.9%	2.8%
Net income attributable to HEICO	8.8%	8.4%	9.4%	8.3%

Comparison of First Nine Months of Fiscal 2010 to First Nine Months of Fiscal 2009

Net Sales

Net sales for the first nine months of fiscal 2010 increased by 13.4% to a record $447.7 million, as compared to net sales of $394.7 million for the first nine months of fiscal 2009.  The increase in net sales reflects an increase of $49.7 million (a 51.0% increase) to a record $147.2 million in net sales within the ETG and an increase of $3.6 million (a 1.2% increase) to $301.1 million in net sales within the FSG.  The net sales increase in the ETG reflects the additional net sales totaling approximately $31 million contributed by a February 2010 acquisition and two fiscal 2009 acquisitions as well as organic growth of approximately 14%.  The organic growth in the ETG reflects continued strength in demand for certain of our medical equipment, electronic, satellite and defense products.  The net sales increase within the FSG, which is entirely organic growth, reflects higher net sales of our industrial products, partially offset by lower net sales of our other FSG products and services for which demand has been lower principally as a result of reduced airline capacity.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 36.0% for the first nine months of fiscal 2010 as compared to 33.5% for the first nine months of fiscal 2009, mainly reflecting higher margins within the FSG principally due to a more favorable product sales mix.  Consolidated cost of sales for the first nine months of fiscal 2010 and 2009 includes approximately $16.5 million and $14.8 million, respectively, of new product research and development expenses.

Selling, general and administrative (“SG&A”) expenses were $81.8 million and $68.0 million for the first nine months of fiscal 2010 and fiscal 2009, respectively.  The increase in SG&A expenses was mainly due to the operating costs of the fiscal 2010 and fiscal 2009 acquisitions referenced above, and higher operating costs, principally personnel related, associated with the growth in consolidated net sales.  SG&A expenses as a percentage of net sales increased from 17.2% for the first nine months of fiscal 2009 to 18.3% for the first nine months of fiscal 2010 reflecting an increase in amortization expense of intangible assets associated with the recent acquisitions and a higher level of accrued performance awards based on the improved consolidated operating results.

Operating Income

Operating income for the first nine months of fiscal 2010 increased by 23.8% to a record $79.5 million as compared to operating income of $64.2 million for the first nine months of fiscal 2009.  The increase in operating income reflects a $13.5 million increase (a 50.8% increase) to a record $40.0 million in operating income of the ETG in the first nine months of fiscal 2010, up from $26.5 million for the first nine months of fiscal 2009 and a $4.0 million increase (a 8.7% increase) in operating income of the FSG to $50.3 million for the first nine months of fiscal 2010, up from $46.3 million for the first nine months of fiscal 2009, partially offset by a $2.2 million increase in corporate expenses.  The increase in operating income for the

ETG in the first nine months of fiscal 2010 reflects the impact of the fiscal 2010 and 2009 acquisitions and organic sales growth.  The increase in operating income for the FSG in the first nine months of fiscal 2010 reflects the aforementioned higher gross profit margins.  The increase in corporate expenses for the first nine months of fiscal 2010 is primarily due to the higher level of accrued performance awards discussed previously.

As a percentage of net sales, our consolidated operating income increased to 17.8% for the first nine months of fiscal 2010, up from 16.3% for the first nine months of fiscal 2009.  The increase in consolidated operating income as a percentage of net sales reflects an increase in the FSG’s operating income as a percentage of net sales to 16.7% in the first nine months of fiscal 2010 from 15.6% in the first nine months of fiscal 2009 resulting primarily from the favorable product mix previously referenced.  The ETG’s operating income as a percentage of net sales was 27.1% in the first nine months of fiscal 2010, approximating the 27.2% reported in the first nine months of fiscal 2009.

Interest Expense

Interest expense in the first nine months of fiscal 2010 and 2009 was not material.

Other Income

Other income in the first nine months of fiscal 2010 and 2009 was not material.

Income Tax Expense

Our effective tax rate for the first nine months of fiscal 2010 increased to 34.0% from 30.3% for the first nine months of fiscal 2009.  The effective tax rate for the first nine months of fiscal 2009 was lower due to a settlement reached with the Internal Revenue Service (“IRS”) pertaining to the income tax credit claimed on HEICO’s U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005 and a resulting reduction to the related liability for unrecognized tax benefits for fiscal years 2006 through 2008 based on new information obtained during the examination.  In addition, the effective tax rate for the first nine months of fiscal 2010 was higher as it reflects a credit for qualifying research and development activities for only two months as the underlying provision of the IRS tax code expired in December 2009 and was higher due to an increased effective state income tax rate principally as a result of the previously mentioned fiscal 2010 and 2009 acquisitions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  The increase in net income attributable to noncontrolling interests for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 is related to higher earnings of certain ETG and FSG subsidiaries in which noncontrolling interests exist.

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $39.3 million, or $1.16 per diluted share, for the first nine months of fiscal 2010 compared to $33.0 million, or $.98 per diluted share, for the first nine months of fiscal 2009 reflecting the increased operating income referenced above.  Diluted net income per share attributable to HEICO shareholders in the first nine months of fiscal 2009 included a $.04 per diluted share benefit from the aforementioned favorable IRS settlement.

Comparison of Third Quarter of Fiscal 2010 to Third Quarter of Fiscal 2009

Net Sales

Net sales for the third quarter of fiscal 2010 increased by 18.0% to a record $158.3 million, as compared to net sales of $134.1 million for the third quarter of fiscal 2009.  The increase in net sales reflects an increase of $17.1 million (a 46.0% increase) to a record $54.1 million in net sales within the ETG in addition to an increase of $7.1 million (a 7.3% increase) to $104.3 million in net sales within the FSG.  The net sales increase in the ETG reflects organic growth of approximately 22% as well as additional net sales totaling approximately $7 million contributed by a February 2010 acquisition and an October fiscal 2009 acquisition.  The organic growth in the ETG reflects continued strength in demand for certain of our medical equipment, electronic, satellite and defense products.  The net sales increase within the FSG, which is entirely organic growth, principally reflects an increase in net sales to our commercial aviation customers and higher net sales of our industrial products.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 36.4% for the third quarter of fiscal 2010 as compared to 34.2% for the third quarter of fiscal 2009, mainly reflecting higher margins within the FSG principally due to a more favorable product sales mix.  Consolidated cost of sales for the third quarter of fiscal 2010 and 2009 includes approximately $6.0 million and $5.1 million, respectively, of new product research and development expenses.

SG&A expenses were $28.6 million and $24.4 million for the third quarter of fiscal 2010 and fiscal 2009, respectively.  The increase in SG&A expenses was mainly due to the operating costs of the fiscal 2010 acquisition and the fiscal 2009 acquisition referenced above, and higher operating costs, principally personnel related, associated with the growth in consolidated net sales.  SG&A expenses as a percentage of net sales decreased slightly to 18.0% for the third quarter of fiscal 2010 from 18.2% for the third quarter of fiscal 2009 reflecting the benefit of higher net sales on the portion of SG&A expenses that are fixed costs, partially offset by an increase in amortization expense of intangible assets associated with the recent acquisitions and the higher level of accrued performance awards.

Operating Income

Operating income for the third quarter of fiscal 2010 increased by 35.3% to a record $29.0 million as compared to operating income of $21.4 million for the third quarter of fiscal 2009.  The increase in operating income reflects a $5.3 million increase (a 53.0% increase) to a record $15.2 million in operating income of the ETG in the third quarter of fiscal 2010, up from $9.9 million for the third quarter of fiscal 2009 and a $2.8 million increase (a 19.0% increase) in operating income of the FSG to $17.6 million for the third quarter of fiscal 2010, up from $14.8 million for the third quarter of fiscal 2009, partially offset by a $.5 million increase in corporate expenses.  The increase in operating income for the ETG in the third quarter of fiscal 2010 is primarily due to the organic sales growth, as well as the impact of the fiscal 2010 and 2009 acquisitions.  The increase in operating income for the FSG in the third quarter of fiscal 2010 reflects the aforementioned higher gross profit margins.  The increase in corporate expenses for the third quarter of fiscal 2010 is primarily due to the higher level of accrued performance awards discussed previously.

As a percentage of net sales, our consolidated operating income increased to 18.3% for the third quarter of fiscal 2010, up from 16.0% for the third quarter of fiscal 2009.  The FSG’s operating income as a percentage of net sales increased to 16.8% in the third quarter of fiscal 2010, up from 15.2% in the third quarter of fiscal 2009 resulting primarily from the favorable product mix previously referenced.  The ETG’s operating income as a percentage of net sales increased to 28.1% in the third quarter of fiscal 2010, up from 26.8% in the third quarter of fiscal 2009 primarily due to the higher net sales and a favorable product sales mix.

Interest Expense

Interest expense in the third quarter of fiscal 2010 and 2009 was not material.

Other Income

Other income in the third quarter of fiscal 2010 and 2009 was not material.

Income Tax Expense

Our effective tax rate for the third quarter of fiscal 2010 increased to 32.3% from 30.4% for the third quarter of fiscal 2009.  The increase principally reflects the expiration of an income tax credit for qualified research and development activities as of December 2009.  Our effective tax rate of 32.3% for the third quarter of fiscal 2010 is less than the effective tax rate of 35.0% experienced in the first half of fiscal 2010 as the third quarter includes a $732,000 decrease in the liability for unrecognized tax benefits that principally relates to the finalization of a study of fiscal 2009 qualified research and development activities as further explained in Note 6, Income Taxes, of the Notes to Condensed Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  The increase in net income attributable to noncontrolling interests for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 is principally related to higher earnings of certain FSG and ETG subsidiaries in which noncontrolling interests exist and higher earnings of the FSG.

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $14.9 million, or $.44 per diluted share, for the third quarter of fiscal 2010 compared to $11.1 million, or $.33 per diluted share, for the third quarter of fiscal 2009 reflecting the increased operating income referenced above.

Outlook

As we look forward to the balance of fiscal 2010 and beyond, we are seeing some signs of improved product demand within our commercial aviation markets, which represent over 60% of our consolidated net sales.  To date, the strengthening has been moderate, but appears sustainable into fiscal 2011.  Based on current market conditions within our aviation and other major markets, we are raising our fiscal 2010 net sales target to approximately 11% over fiscal 2009 and raising our net income per diluted share target to a range of 14% - 16% over fiscal 2009.  We expect fiscal 2010 cash flow provided by operating activities to grow approximately 3% - 8% over fiscal 2009.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, payments of principal and interest on debt, capital expenditures, distributions to noncontrolling interests, cash dividends and increases in working capital.

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility.  As of July 31, 2010, our net debt to shareholders’ equity ratio was 6.8%, with net debt (total debt less cash and cash equivalents) of $36.3 million.  We have no significant debt maturities until fiscal 2013.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $67.9 million for the first nine months of fiscal 2010 and consisted primarily of net income from consolidated operations of $52.5 million and depreciation and amortization of $13.6 million (a non-cash item).  Net cash provided by operating activities increased $24.2 million from $43.7 million in the first nine months of fiscal

2009 due to higher net income from consolidated operations after adding back depreciation and amortization, controlling our inventory levels in the first nine months of fiscal 2010 and the lower accrual for performance based awards in fiscal 2009 coupled with the payment that year of such awards accrued in fiscal 2008, partially offset by increased accounts receivable related to the higher net sales in fiscal 2010 compared to fiscal 2009 and the timing of cash collections.

Investing Activities

Net cash used in investing activities of $45.8 million during the first nine months of fiscal 2010 related primarily to acquisitions of $39.1 million and capital expenditures totaling $6.7 million.  Cash invested in acquisitions principally represents the acquisition by the ETG of a subsidiary in the second quarter and additional purchase consideration paid pursuant to the terms of the purchase agreements associated with the current year and certain prior year acquisitions.  See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further details.

Financing Activities

Net cash used in financing activities of $18.3 million during the first nine months of fiscal 2010 related primarily to net payments on our revolving credit facility of $8.0 million, distributions to noncontrolling interests of $7.2 million, the payment of $3.6 million in cash dividends on our common stock, and $.8 million in acquisitions of noncontrolling interests, partially offset by proceeds from stock option exercises of $1.5 million.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2009.

See “New Accounting Pronouncements” below for additional information pertaining to our redeemable noncontrolling interests.

See “Off-Balance Sheet Arrangements – Acquisitions – Additional Contingent Purchase Consideration” below for additional information pertaining to any additional contingent purchase consideration we may be obligated to pay based on future earnings of certain acquired businesses.

Off-Balance Sheet Arrangements

Guarantees

We have arranged for a standby letter of credit for $1.5 million to meet the security requirement of our insurance company for potential workers’ compensation claims, which is supported by our revolving credit facility.

Acquisitions – Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $71 million U.S. dollars based on the July 31, 2010 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

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

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by us or providing future services to us.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that we could be required to pay is approximately $94 million payable over future periods beginning in fiscal 2011 through fiscal 2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that we would be required to pay is approximately $11 million.  The actual contingent purchase consideration will likely be different.

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

During May 2010, we repurchased 8,434 shares of our Common Stock at an average price of $38.88 per share as settlement for employee taxes due pertaining to exercises of non-qualified stock options.  We made no repurchases of common stock under our existing share program during the third quarter of fiscal 2010 and the number of shares that may be repurchased is 1,280,928.

Item 6. EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date: September 1, 2010	By:	/s/ THOMAS S. IRWIN
Thomas S. Irwin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**