Form 10-K
period 2010-10-31
HEICO CORP
filed 2010-12-22
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non−accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $1,140,620,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2010 as reported by the New York Stock Exchange.

The number of shares outstanding of each of the registrant's classes of common stock as of December 17, 2010:

Common Stock, $.01 par value	13,249,534 shares
Class A Common Stock, $.01 par value	19,916,953 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company was originally organized in 1957 as a holding company known as HEICO Corporation.  As part of a reorganization completed in 1993, the original holding company (formerly known as HEICO Corporation) was renamed as HEICO Aerospace Corporation and a new holding corporation known as HEICO Corporation was created.  The reorganization did not result in any change in the business of the Company, its consolidated assets or liabilities or the relative interests of its shareholders.

Our business is comprised of two operating segments:

The Flight Support Group.  Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, accounted for 67%, 73% and 75% of our net sales in fiscal 2010, 2009 and 2008, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products and other component parts primarily for aerospace, defense and commercial applications.

The Electronic Technologies Group.  Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 33%, 27% and 25% of our net sales in fiscal 2010, 2009 and 2008, respectively.  Through our Electronic Technologies Group, which derived approximately 57% of its sales in fiscal 2010 from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

HEICO has continuously operated in the aerospace industry for more than 50 years.  Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $617.0 million in fiscal 2010, a compound annual growth rate of approximately 17%.  During the same period, we improved our net income from $2.0 million to $54.9 million, representing a compound annual growth rate of approximately 18%.

Flight Support Group

The Flight Support Group, headquartered in Hollywood, Florida, serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors.  Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines.  Other OEMs have been the sole source of replacement parts for their aircraft component parts.  While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of over 400 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year.  We currently offer to our customers over 5,000 parts for which PMAs have been received from the FAA.

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

Repair and Overhaul Services.  The Flight Support Group provides repair and overhaul services on selected jet engine and aircraft component parts, as well as on avionics, instruments, composites and flight surfaces of commercial aircraft operated by domestic and foreign commercial airlines.  The Flight Support Group also provides repair and overhaul services including avionics and navigation systems as well as subcomponents and other instruments utilized on military aircraft operated by the United States government and foreign military agencies and for aircraft repair and overhaul companies.  Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment.  Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes.  Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, composite flight controls, electro-mechanical equipment and auxiliary power unit accessories.  Some of the repair and overhaul services provided by the Flight Support Group are proprietary repairs approved by an FAA-qualified designated engineering representative (“DER”).  Such FAA-approved repairs (DER-approved repairs) typically create cost savings or provide engineering flexibility.  The Flight Support Group also provides commercial airlines, regional operators, asset management companies and Maintenance, Repair and Overhaul (“MRO”) providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs’ spares services.

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

FAA Approvals and Product Design.  Non-OEM manufacturers of jet engine and aircraft component replacement parts must receive a PMA from the FAA to sell the replacement part.  The PMA approval process includes the submission of sample parts, drawings and testing data to one of the FAA’s Aircraft Certification Offices where the submitted data are analyzed.  We believe that an applicant’s ability to successfully complete the PMA process is limited by several factors, including (i) the agency’s confidence level in the applicant; (ii) the complexity of the part; (iii) the volume of PMAs being filed; and (iv) the resources available to the FAA.  We also believe that companies such as HEICO that have demonstrated their manufacturing capabilities and established favorable track records with the FAA generally receive a faster turnaround time in the processing of PMA applications.  Finally, we believe that the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $300,000 in fiscal 1991, increased to approximately $11.8 million in fiscal 2010, $11.5 million in fiscal 2009 and $11.1 million in fiscal 2008.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for over 400 new parts and approximately 200 DER-approved repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

We believe that, based on our competitive pricing, reputation for high quality, short lead time requirements, strong relationships with domestic and foreign commercial air carriers and repair stations (companies that overhaul aircraft engines and/or components), and successful track record of receiving PMAs and DER-approved repairs from the FAA, we are uniquely positioned to continue to increase the products and services offered and gain market share.

Electronic Technologies Group

Our Electronic Technologies Group’s strategy is to design and produce mission-critical subcomponents for smaller, niche markets, but which are utilized in larger systems – systems like targeting, tracking, identification, simulation, testing, communications, lighting, surgical, medical imaging, baggage scanning, telecom and computer systems.  These systems are, in turn, often located on another platform, such as aircraft, satellites, ships, spacecrafts, land vehicles, handheld devices and other platforms.

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

Simulation equipment allows the U.S. government and allied foreign military to save money on missile testing as it allows infrared-based missiles to be tested on a multi-axis, rotating table instead of requiring the launch of a complete missile.  In addition, several large military prime contractors have elected to purchase such equipment from us instead of maintaining internal staff to do so because we can offer a more cost-effective solution.  Our customers include major U.S. Department of Defense weapons laboratories and defense prime contractors.

Electro-Optical Laser Products.  The Electronic Technologies Group believes it is a leading designer and maker of Laser Rangefinder Receivers and other photodetectors used in airborne, vehicular and handheld targeting systems manufactured by major prime military contractors.  Most of our Rangefinder Receiver product offering consists of complex and patented products which detect reflected light from laser targeting systems and allow the systems to confirm target accuracy and calculate target distances prior to discharging a weapon system.  Some of these products are also used in laser eye surgery systems for tracking ocular movement.

Electro-Optical, Microwave and Other Power Equipment.  The Electronic Technologies Group produces power supplies, amplifiers and flash lamp drivers used in laser systems for military, medical and other applications that are sometimes utilized with our rangefinder receivers.  We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders and flight computers.  We offer custom or standard designs that solve challenging OEM requirements and meet stringent safety and emissions requirements.  Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies and custom power supply designs.

Our microwave products are used in both commercial and military satellites, spacecrafts and in electronic warfare systems.  These products, which include isolators, bias tees, circulators, latching ferrite switches and waveguide adapters, are used in satellites and spacecrafts to control or direct energy according to operator needs.  As satellites are frequently used as sensors for stand-off warfare, we believe this product line further supports our goal of increasing our activity in the stand-off market.  We believe we are a leading supplier of the niche products which we design and manufacture for this market, a market that includes commercial satellites.  Our customers for these products include satellite and spacecraft manufacturers.

Electromagnetic and Radio Interference Shielding.  The Electronic Technologies Group designs and manufactures shielding used to prevent electromagnetic energy and radio frequencies from interfering with other devices, such as computers, telecommunication devices, avionics, weapons systems and other electronic equipment.  Our products include a patented line of shielding applied directly to circuit boards and a line of gasket-type shielding applied to computers and other electronic equipment.  Our customers consist essentially of medical, electronic, telecommunication and defense equipment producers.

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

High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs and manufactures a patented line of high voltage energy generators for medical, baggage inspection and industrial imaging systems, and offers a patented line of high frequency power delivery systems for the commercial sign industry.  We also produce high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems.

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

Traveling Wave Tube Amplifiers (“TWTAs”) and Microwave Power Modules (“MPMs”).  The Electronic Technologies Group designs and manufactures TWTAs and MPMs predominately used in radar, electronic warfare, on-board jamming and countermeasure systems in aircraft, ships and detection platforms deployed by U.S. and allied non-U.S. military forces.

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $10.9 million in fiscal 2010, $8.2 million in fiscal 2009 and $7.3 million in fiscal 2008.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

Financial Information About Operating Segments and Geographic Areas

See Note 15, Operating Segments, of the Notes to Consolidated Financial Statements for financial information by operating segment and by geographic areas.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunication, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 18% of total net sales during the year ended October 31, 2010.

Competition

The aerospace product and service industry is characterized by intense competition.  Some of our competitors have substantially greater name recognition, inventories, complementary product and service offerings, financial, marketing and other resources than we do.  As a result, such competitors may be able to respond more quickly to customer requirements than we can.  Moreover, smaller competitors may be in a position to offer more attractive pricing as a result of lower labor costs and other factors.

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

Our Electronic Technologies Group competes with several large and small domestic and foreign competitors, some of which have greater financial and other resources than we do.  The markets for our electronic products are niche markets with several competitors with competition based mainly on design, technology, quality, price, service and customer satisfaction.

Raw Materials

We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors.  The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

Backlog

Our total backlog of unshipped orders was $142.5 million as of October 31, 2010 compared to $104.5 million as of October 31, 2009.  The Flight Support Group’s backlog of unshipped orders was $48.3 million as of October 31, 2010 as compared to $32.9 million as of October 31, 2009.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment.  The Electronic Technologies Group’s backlog of unshipped orders was $94.2 million as of October 31, 2010 as compared to $71.6 million as of October 31, 2009.  The increase in the Electronic Technologies Group’s backlog is principally related to backlog of the business acquired during fiscal 2010.  Substantially the entire backlog of orders as of October 31, 2010 is expected to be delivered during fiscal 2011.

Government Regulation

The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States.  Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft.  Similar rules apply in other countries.  All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance.  The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians.  Certification and conformance is required prior to installation of a part on an aircraft.  Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine parts and airframes.  In addition, the FAA requires that various maintenance routines be performed on aircraft engines, some engine parts, and airframes at regular intervals based on cycles or flight time.  Engine maintenance must also be performed upon the occurrence of certain events, such as foreign object damage in an aircraft engine or the replacement of life-limited engine parts.  Such maintenance usually requires that an aircraft engine be taken out of service.  Our operations may in the future be subject to new and more stringent regulatory requirements. In that regard, we closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us.  Our businesses which sell defense products directly to the United States Government or for use in systems delivered to the United States Government can be subject to various laws and regulations governing pricing and other factors.

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

There has been no material adverse effect to our consolidated financial statements as a result of these environmental regulations.

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

Employees

As of October 31, 2010, we had approximately 2,300 full-time and part-time employees including approximately 1,400 in the Flight Support Group and approximately 900 in the Electronic Technologies Group.  None of our employees are represented by a union.  Our management believes that we have good relations with our employees.

Available Information

Our Internet web site address is http://www.heico.com.  We make available free of charge, through the Investors section of our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  These materials are also available free of charge on the SEC’s website at http://www.sec.gov.  The information on or obtainable through our web site is not incorporated into this annual report on Form 10-K.

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 17, 2010:

Name	Age	Position(s)	Director Since

Laurans A. Mendelson	72	Chairman of the Board and Chief Executive Officer	1989

Eric A. Mendelson	45	Co-President and Director; President and Chief Executive Officer of HEICO Aerospace Holdings Corp.	1992

Victor H. Mendelson	43	Co-President and Director; President and Chief Executive Officer of HEICO Electronic Technologies Corp.	1996

Thomas S. Irwin	64	Executive Vice President and Chief Financial Officer	─

William S. Harlow	62	Vice President of Corporate Development	─

Laurans A. Mendelson has served as our Chairman of the Board since December 1990.  He has also served as our Chief Executive Officer since February 1990 and served as our President from September 1991 through September 2009.  Mr. Mendelson serves on the Board of Governors of Aerospace Industries Association (“AIA”) in Washington D.C., of which HEICO is a member.  He is also former Chairman of the Board of Trustees, former Chairman of the Executive Committee and a current member of the Society of Mount Sinai Founders of Mount Sinai Medical Center in Miami Beach, Florida.  In addition, Mr. Mendelson is a Trustee Emeritus of Columbia University in The City of New York, where he previously served as Trustee and Chairman of the Trustees’ Audit Committee.  Mr. Mendelson is a Certified Public Accountant.  Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

Eric A. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  He also has served as President and Chief Executive Officer of HEICO Aerospace Holdings Corp., a subsidiary of ours, since its formation in 1997; and President of HEICO Aerospace Corporation since 1993.  Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company which is a shareholder of HEICO.  In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mt. Sinai Medical Center in Miami Beach, Florida and a member of the Board of Trustees of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Directors of the Columbia College Alumni Association.  Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Victor H. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  He also has served as President and Chief Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of ours, since its formation in September 1996.  He served as our General Counsel from 1993 to September 2008 and our Vice President from 1996 to 2001.  In addition, Mr. Mendelson was the Chief Operating Officer of our former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996.  Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company which is a shareholder of HEICO.  He is a member of the Board of Visitors of Columbia College in New York City, a Trustee of St. Thomas University in Miami Gardens, Florida and is President of the Board of Directors of the Florida Grand Opera.  Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

Thomas S. Irwin has served as our Executive Vice President and Chief Financial Officer since September 1991; our Senior Vice President from 1986 to 1991; and our Vice President and Treasurer from 1982 to 1986.  Mr. Irwin is a Certified Public Accountant.  He is a Trustee of the Greater Hollywood Chamber of Commerce and a member of the Board of Directors of the Broward Alliance.

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

General global industry and economic conditions that affect the aviation industry also affect our business.  We are subject to macroeconomic cycles and when recessions occur, we may experience reduced orders, payment delays, supply chain disruptions or other factors as a result of the economic challenges faced by our customers, prospective customers and suppliers.  Further, the aviation industry has historically been subject to downward cycles from time to time which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower sales and greater credit risk.  Demand for commercial air travel can be influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes and price and other competitive factors.  These global industry and economic conditions may have a material adverse effect on our business, financial condition and results of operations.

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

In fiscal 2010, approximately 57% of the sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components and homeland security products.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to the risks associated with sales to foreign customers, which could harm our business.

We market our products and services in approximately 100 countries, with 31% of our consolidated net sales in fiscal 2010 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

•	Changes in regulatory requirements;
•	Fluctuations in currency exchange rates;
•	Volatility in foreign political and economic environments;
•	Uncertainty of the ability of foreign customers to finance purchases;
•	Uncertainties and restrictions concerning the availability of funding credit or guarantees;
•	Imposition of taxes, export controls, tariffs, embargoes and other trade restrictions; and
•	Compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad such as the U.S. Foreign Corrupt Practices Act.

While the impact of these factors is difficult to predict, any one or more of these factors may have a material adverse effect on our business, financial condition and results of operations.

Intense competition from existing and new competitors may harm our business.

We face significant competition in each of our businesses.

Flight Support Group

•	For jet engine and aircraft component replacement parts, we compete with the industry’s leading jet engine and aircraft component OEMs, particularly Pratt & Whitney and General Electric.

•	For the overhaul and repair of jet engine and aircraft components as well as avionics and navigation systems, we compete with:

-	major commercial airlines, many of which operate their own maintenance and overhaul units;

-	OEMs, which manufacture, repair and overhaul their own parts; and

-	other independent service companies.

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

The inability to obtain certain components and raw materials from suppliers could harm our business.

Our business is affected by the availability and price of the raw materials and component parts that we use to manufacture our products.  Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand.  The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, labor disputes, governmental actions and legislative or regulatory changes.  As a result, our suppliers may fail to perform according to specifications as and when required and we may be unable to identify alternate supplier or to otherwise mitigate the consequences of their non-performance.  Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies.  Our inability to fill our supply needs could jeopardize our ability to fulfill obligations under customer contracts, which could result in reduced revenues and profits, contract penalties or terminations, and damage to customer relationships.  Further, increased costs of such raw materials or components could reduce our profits if we were unable to pass along such price increases to our customers.

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

We may incur damages or disruption to our business caused by natural disasters and other factors that may not be covered by insurance.

Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by hurricanes, tornadoes, floods, fire, power loss, telecommunication and information systems failure or similar events.  Our corporate headquarters and facilities located in Florida are particularly susceptible to hurricanes, storms, tornadoes or other natural disasters that could disrupt our operations, delay production and shipments, and result in large expenses to repair or replace the facility or facilities.  Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, financial condition and results of operations.

Tax changes could affect our effective tax rate and future profitability.

We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2010, our effective tax rate was 33.7% of our income before income taxes and noncontrolling interests.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

•	Changes in available tax credits or tax deductions;
•	Changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;

•	The amount of income attributable to noncontrolling interests;
•	Changes in the mix of earnings in jurisdictions with differing statutory tax rates;
•	Changes in stock option compensation expense;
•	Adjustments to estimated taxes upon finalization of various tax returns; and/or
•	Resolution of issues arising from tax audits with various tax authorities.

Any significant increase in our future effective tax rates could have a material adverse effect on net income for future periods.

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

We may not be able to effectively execute our acquisition strategy, which could slow our growth.

A key element of our strategy is growth through the acquisition of additional companies.  Our acquisition strategy is affected by and poses a number of challenges and risks, including the following:

•	Availability of suitable acquisition candidates;
•	Availability of capital;
•	Diversion of management’s attention;
•	Effective integration of the operations and personnel of acquired companies;
•	Potential write downs of acquired intangible assets;
•	Potential loss of key employees of acquired companies;
•	Use of a significant portion of our available cash;
•	Significant dilution to our shareholders for acquisitions made utilizing our securities; and
•	Consummation of acquisitions on satisfactory terms.

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

As of December 17, 2010, collectively our executive officers and entities controlled by them, our 401(k) Plan and members of the Board of Directors beneficially owned approximately 23% of our outstanding Common Stock and approximately 6% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.      PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate office.  As of October 31, 2010, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG and the ETG to support their principal operating activities is as follows:

Flight Support Group
	Square Footage
Location	Leased	Owned	Description
United States facilities (8 states)	307,000	177,000	Manufacturing, engineering and distribution
			facilities, and corporate headquarters
United States facilities (6 states)	125,0000	127,000	Repair and overhaul facilities
International facilities (3 countries)	10,000	—	Manufacturing, engineering and distribution
- India, Singapore and United			facilities
Kingdom

Electronic Technologies Group
	Square Footage
Location	Leased	Owned	Description
United States facilities (9 states)	227,000	76,000	Manufacturing and engineering facilities
International facilities (2 countries)	52,000	12,000	Manufacturing and engineering facilities
- Canada and United Kingdom

Corporate
	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	4,000	Administrative offices

(1)
Represents the square footage of our corporate offices in Miami, Florida. The square footage of our corporate headquarters in Hollywood, Florida is included within the square footage under the caption “United States facilities (8 states)” under Flight Support Group.

Item 3.      LEGAL PROCEEDINGS

We are involved in various legal actions arising in the normal course of business.  Based upon the Company’s and our legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 4.      (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock and Common Stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “HEI.A” and “HEI,” respectively.  The following tables set forth, for the periods indicated, the high and low share prices for our Class A Common Stock and our Common Stock as reported on the NYSE, as well as the amount of cash dividends paid per share during such periods.

In March 2010, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock split was effected as of April 27, 2010 in the form of a 25% stock dividend distributed to shareholders of record as of April 16, 2010.  All applicable share and per share information in this Item 5 has been adjusted retrospectively for the 5-for-4 stock split.

Class A Common Stock

	High	Low	Cash Dividends Per Share
Fiscal 2009:
First Quarter	$25.09	$14.62	$.048
Second Quarter	24.50	13.87	―
Third Quarter	26.21	18.61	.048
Fourth Quarter	28.00	20.81	―

Fiscal 2010:
First Quarter	$29.57	$24.03	$.048
Second Quarter	35.67	26.16	―
Third Quarter	34.22	25.78	.060
Fourth Quarter	37.48	25.24	―

As of December 17, 2010, there were 515 holders of record of our Class A Common Stock.

Common Stock

	High	Low	Cash Dividends Per Share
Fiscal 2009:
First Quarter	$34.22	$19.44	$.048
Second Quarter	33.31	17.12	―
Third Quarter	32.40	21.06	.048
Fourth Quarter	35.22	28.00	―

Fiscal 2010:
First Quarter	$36.98	$29.58	$.048
Second Quarter	45.36	32.88	―
Third Quarter	44.61	34.67	.060
Fourth Quarter	50.75	34.58	―

As of December 17, 2010, there were 538 holders of record of our Common Stock.

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return of $100 invested in the New York Stock Exchange (NYSE) Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2005 through October 31, 2010.  The NYSE Composite Index measures all common stock listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecrafts used for defense purposes.  The total returns include the reinvestment of cash dividends.

	Cumulative Total Return as of October 31,
	2005	2006	2007	2008	2009	2010
HEICO Common Stock	$100.00	$164.13	$246.78	$174.82	$173.35	$284.50
HEICO Class A Common Stock	100.00	177.68	257.32	167.22	184.59	278.79
NYSE Composite Index	100.00	118.05	138.73	81.54	90.67	101.08
Dow Jones U.S. Aerospace Index	100.00	130.74	172.63	103.95	116.94	159.85

The following graph and table compare the total return on $100 invested in HEICO Common Stock since October 31, 1990 using the same indices shown on the five-year performance graph above.  October 31, 1990 was the end of the first fiscal year following the date the current executive management team assumed leadership of the Company.  No Class A Common Stock was outstanding as of October 31, 1990.  As with the five-year performance graph, the total returns include the reinvestment of cash dividends.

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995	1996
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25	$430.02
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32	225.37
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00	341.65

	1997	1998	1999	2000	2001	2002	2003
HEICO Common Stock	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86	$670.39	$1,067.42
NYSE Composite Index	289.55	326.98	376.40	400.81	328.78	284.59	339.15
Dow Jones U.S. Aerospace Index	376.36	378.66	295.99	418.32	333.32	343.88	393.19

	2004	2005	2006	2007	2008	2009	2010
HEICO Common Stock	$1,366.57	$1,674.40	$2,846.48	$4,208.54	$2,872.01	$2,984.13	$4,772.20
NYSE Composite Index	380.91	423.05	499.42	586.87	344.96	383.57	427.61
Dow Jones U.S. Aerospace Index	478.49	579.77	757.97	1,000.84	602.66	678.00	926.75

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock.  In July 2010, we paid our 64th consecutive semi-annual cash dividend since 1979.  The cash dividend of $.06 per share represents a 25% increase over the prior semi-annual per share amount of $.048.  Effective with this increase, the current annual cash dividend is $.12.  Our Board of Directors presently intends to continue the payment of regular semi-annual cash dividends on both classes of our common stock.  In December 2010, the Board of Directors declared a regular semi-annual cash dividend of $.06 per share payable in January 2011.  Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of October 31, 2010:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders (1)	2,032,448	$15.60	1,445,072

Equity compensation plans not
approved by security holders (2)	105,000	$5.89	―

Total	2,137,448	$15.13	1,445,072
__________________

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

Issuer Purchases of Equity Securities

During March 2009, we repurchased 242,170 shares of our Class A Common Stock at an average price of $16.06 per share and 230,625 shares of our Common Stock at an average price of $18.25 per share under a pre-existing share repurchase program that was announced by our Board of Directors in October 2002.  We did not repurchase any shares of our Class A Common Stock and/or Common Stock during fiscal 2008.

In March 2009, our Board of Directors approved an increase in our share repurchase program by an aggregate 1,250,000 shares of either or both Class A Common Stock and Common Stock, bringing the total authorized for future purchase to 1,280,928 shares.  The remaining shares authorized for repurchase can be executed, at management’s discretion, in the open market or via private transactions and are subject to certain restrictions included in our revolving credit agreement.  The repurchase program does not have a fixed termination date.

During December 2009, we repurchased 9,143 shares of our Common Stock at an average price of $31.54 and 2,613 shares of our Class A Common Stock at an average price of $24.78.  During May 2010, we repurchased 8,434 shares of our Common Stock at an average price of $38.88 per share.  The fiscal 2010 transactions occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the shares that may be purchased under our existing share repurchase program.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2010.

Item 6. SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2006		2007		2008		2009		2010
	(in thousands, except per share data)
Operating Data:
Net sales	$392,190		$507,924		$582,347		$538,296		$617,020
Gross profit	142,513		177,458		210,495		181,011		222,347
Selling, general and administrative expenses	75,646		91,444		104,707		92,756		113,174
Operating income	66,867		86,014		105,788	(6)	88,255		109,173	(8)
Interest expense	3,523		3,293		2,314		615		508
Other income (expense)	639		95		(637)		205		390
Net income attributable to HEICO	31,888	(4)	39,005	(5)	48,511	(6)	44,626	(7)	54,938	(8)

Weighted average number of common shares outstanding: (2)
Basic	31,356		32,145		32,886		32,756		32,833
Diluted	33,248		33,664		34,054		33,780		33,771

Per Share Data: (2)
Net income per share attributable to HEICO shareholders:
Basic	$1.02	(4)	$1.21	(5)	$1.48	(6)	$1.36	(7)	$1.67	(8)
Diluted	0.96	(4)	1.16	(5)	1.42	(6)	1.32	(7)	1.62	(8)
Cash dividends per share (2)	.064		.064		.080		.096		.108

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$4,999		$4,947		$12,562		$7,167		$6,543
Total assets	534,815		631,302		676,542		732,910		781,643
Total debt (including current portion)	55,061		55,952		37,601		55,431		14,221
Redeemable noncontrolling interests (3)	49,525		49,370		48,736		56,937		55,048
Total shareholders’ equity (3)	331,034		395,169		453,002		490,658		554,826
_________________

(1)	Results include the results of acquisitions from each respective effective date. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)	All share and per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2010.

(3)
Amounts for the years ended October 31, 2006 to 2009 have been adjusted retrospectively to conform to new accounting guidance on accounting for noncontrolling interests (formerly referred to as minority interests) that we adopted effective November 1, 2009.  See Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for more information.

(4)
Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities claimed for certain prior years, which increased net income by $1,002, or $.03 per basic and diluted share.

(5)
Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities recognized for the full fiscal 2006 year pursuant to the retroactive extension in December 2006 of Section 41, “Credit for Increasing Research Activities,” of the Internal Revenue Code, which increased net income by $535, or $.02 per basic and diluted share.

(6)
Operating income was reduced by an aggregate of $1,835 in impairment losses related to the write-down of certain intangible assets within the Electronic Technologies Group (ETG) to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses and decreased net income attributable to HEICO by $1,140 or $.03 per basic and diluted share.

(7)
Includes a benefit related to a settlement with the Internal Revenue Service concerning the income tax credit claimed by the Company on its U.S. federal filings for qualified research and development activities incurred during fiscal years 2002 through 2005 as well as an aggregate reduction to the related liability for unrecognized tax benefits for fiscal years 2006 through 2008, which increased net income attributable to HEICO by approximately $1,225, or $.04 per basic and diluted share.

(8)
Operating income was reduced by an aggregate of $1,438 in impairment losses related to the write-down of certain intangible assets within the ETG to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses and decreased net income attributable to HEICO by $889, or $.03 per basic and diluted share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business is comprised of two operating segments, the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).

The Flight Support Group consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, which primarily:

•
Designs, Manufactures, Repairs, Overhauls and Distributes Jet Engine and Aircraft Component Replacement Parts.  The Flight Support Group designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the Federal Aviation Administration (“FAA”).  The Flight Support Group also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.

The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•
Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; power conversion products serving the high-reliability military, space and commercial avionics end-markets; underwater locator beacons used to locate data and voice recorders utilized on aircraft and marine vessels; electromagnetic interference shielding for commercial and military aircraft operators, traveling wave tube amplifiers and microwave power modules used in radar, electronic warfare, on-board jamming and countermeasure systems, electronics companies and telecommunication equipment suppliers; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to computers; high voltage energy generators interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets; high frequency power delivery systems for the commercial sign industry; and high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems.

Our results of operations during each of the past three fiscal years have been affected by a number of transactions.  This discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein.  All per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2010.  See Note 1, Summary of Significant Accounting Policies – Stock Split, of the Notes to Consolidated Financial Statements for additional information regarding this stock split.  For further information regarding the acquisitions discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Acquisitions are included in our results of operations from the effective dates of acquisition.  See Critical Accounting Policies below for more information regarding how we account for acquisitions in accordance with new accounting guidance adopted as of the beginning of fiscal 2010.

In November 2007, we acquired, through an 80%-owned subsidiary of HEICO Aerospace, all of the stock of a European company that supplies aircraft parts for sale and exchange and provides repair management services.

In January 2008, we acquired, through HEICO Aerospace, certain assets and assumed certain liabilities of a U.S. company that designs and manufactures FAA-approved aircraft and engine parts primarily for the commercial aviation market.  We have since combined the operations of the acquired entity within other subsidiaries of HEICO Aerospace.

In February 2008, we acquired, through HEICO Aerospace, an 80.1% interest in certain assets and certain liabilities of a U.S. company that is an FAA-approved repair station which specializes in avionics primarily for the commercial aviation market.  The remaining noncontrolling interest is principally owned by certain members of the acquired company’s management.

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

In February 2010, we acquired, through HEICO Electronic, substantially all of the assets and assumed certain liabilities of dB Control.  dB Control produces high-power devices used in both defense and commercial applications.

The purchase price of each of the above referenced acquisitions was paid in cash using proceeds from our revolving credit facility and is not material or significant to our consolidated financial statements.  The aggregate cost paid in cash for acquisitions, including additional purchase consideration payments, was $39.1 million, $59.8 million and $24.8 million in fiscal 2010, 2009 and 2008, respectively.

In April 2008, we acquired, through HEICO Aerospace, an additional 7% equity interest in one of our subsidiaries, which increased our ownership interest to 58%.  In December 2008, we acquired, through HEICO Aerospace, an additional 14% equity interest in the subsidiary, which increased our ownership interest to 72%.

Critical Accounting Policies

We believe that the following are our most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to cost estimates.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method.  A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.  The percentage of our net sales recognized under the percentage-of-completion method was approximately 2%, 1% and 3% in fiscal 2010, 2009 and 2008, respectively.  The aggregate effects of changes in estimates relating to long-term contracts did not have a significant effect on net income or net income per share in fiscal 2010, 2009 or 2008.

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

We periodically evaluate the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write down its slow moving, obsolete or damaged inventory.  These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

In accordance with industry practice, all inventories are classified as a current asset including portions with long production cycles, some of which may not be realized within one year.

Business Combinations

As further explained in New Accounting Pronouncements below, we adopted new accounting guidance for business combinations effective prospectively for acquisitions consummated on or after November 1, 2009 (the beginning of fiscal 2010).  Under the new guidance, any contingent consideration is recognized as a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations and acquisition costs are generally expensed as incurred.  For acquisitions consummated prior to fiscal 2010, contingent consideration is accounted for as an additional cost of the respective acquired entity when paid and acquisition costs were capitalized as part of the purchase price.

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.  We determine the fair values of such assets, principally intangible assets, generally in consultation with third-party valuation advisors.

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using an average of published multiples for the industry sectors in which our reporting units operate.  We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using our estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2010, 2009 and 2008, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2010 significantly exceeded their carrying value.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  To derive the fair value of our trade names, we utilize an income approach, which relies upon management’s assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.  Based on the intangible impairment tests conducted during fiscal 2010, 2009 and 2008, we recognized pre-tax impairment losses related to the write-down of certain customer relationships of $1.1 million, $.2 million and $1.3 million respectively, and the write-down of certain trade names of $.3 million, $.1 million and $.5 million respectively, within the ETG to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

Assumptions utilized to determine fair value in the goodwill and intangible assets impairment tests are highly judgmental.  If there is a material change in such assumptions or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.  See Item 1A., Risk Factors, for a list of factors of which any may cause our actual results to differ materially from anticipated results.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations:

	Year ended October 31,
	2010	2009	2008

Net sales	$617,020,000	$538,296,000	$582,347,000
Cost of sales	394,673,000	357,285,000	371,852,000
Selling, general and administrative expenses	113,174,000	92,756,000	104,707,000
Total operating costs and expenses	507,847,000	450,041,000	476,559,000
Operating income	$109,173,000	$88,255,000	$105,788,000

Net sales by segment:
Flight Support Group	$412,337,000	$395,423,000	$436,810,000
Electronic Technologies Group	205,648,000	143,372,000	146,044,000
Intersegment sales	(965,000)	(499,000)	(507,000)
	$617,020,000	$538,296,000	$582,347,000

Operating income by segment:
Flight Support Group	$67,896,000	$60,003,000	$81,184,000
Electronic Technologies Group	56,126,000	39,981,000	38,775,000
Other, primarily corporate	(14,849,000)	(11,729,000)	(14,171,000)
	$109,173,000	$88,255,000	$105,788,000

Net sales	100.0%	100.0%	100.0%
Gross profit	36.0%	33.6%	36.1%
Selling, general and administrative expenses	18.3%	17.2%	18.0%
Operating income	17.7%	16.4%	18.2%
Interest expense	.1%	.1%	.4%
Other income (expense)	.1%	―	(.1)%
Income tax expense	5.9%	5.2%	6.1%
Net income attributable to noncontrolling interests	2.8%	2.8%	3.2%
Net income attributable to HEICO	8.9%	8.3%	8.3%

Comparison of Fiscal 2010 to Fiscal 2009

Net Sales

Net sales in fiscal 2010 increased by 14.6% to a record $617.0 million, as compared to net sales of $538.3 million in fiscal 2009.  The increase in net sales reflects an increase of $62.3 million (a 43.4% increase) to a record $205.6 million in net sales within the ETG and an increase of $16.9 million (a 4.3% increase) to $412.3 million in net sales within the FSG.  The net sales increase in the ETG reflects the additional net sales totaling approximately $40 million contributed by a February 2010 acquisition and two fiscal 2009 acquisitions as well as organic growth of approximately 12%.  The organic growth in the ETG principally reflects strength in customer demand for certain of our medical equipment, defense, electronic and satellite products.  The 4.3% increase in net sales of the FSG, which is entirely organic growth, is primarily attributable to higher net sales of our industrial products as well as higher net sales of our commercial aviation products reflecting the recent capacity growth of our commercial airline customers during the third and fourth quarters.

Our net sales in fiscal 2010 and 2009 by market approximated 62% and 68%, respectively, from the commercial aviation industry, 23% and 20%, respectively, from the defense and space industries, and 15% and 12%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 36.0% in fiscal 2010 as compared to 33.6% in fiscal 2009, mainly reflecting higher margins within the FSG principally due to a more favorable product sales mix.  Consolidated cost of sales in fiscal 2010 and 2009 includes approximately $22.7 million and $19.7 million, respectively, of new product research and development expenses.

Selling, general and administrative (“SG&A”) expenses were $113.2 million and $92.8 million in fiscal 2010 and fiscal 2009, respectively.  The increase in SG&A expenses is mainly due to the operating costs of the fiscal 2010 and fiscal 2009 acquisitions referenced above, and higher operating costs, principally personnel related, associated with the growth in consolidated net sales.  SG&A expenses as a percentage of net sales increased from 17.2% in 2009 to 18.3% in fiscal 2010 reflecting a higher level of accrued performance awards based on the improved consolidated operating results.

Operating Income

Operating income in fiscal 2010 increased by 23.7% to a record $109.2 million as compared to operating income of $88.3 million in fiscal 2009.  The increase in operating income reflects a $16.1 million increase (a 40.4% increase) to a record $56.1 million in operating income of the ETG in fiscal 2010, up from $40.0 million in fiscal 2009 and a $7.9 million increase (a 13.2% increase) in operating income of the FSG to $67.9 million in fiscal 2010, up from $60.0 million in fiscal 2009, partially offset by a $3.1 million increase in corporate expenses.  The increase in operating income for the ETG in fiscal 2010 reflects the impact of the fiscal 2010 and 2009 acquisitions and organic sales growth.  The increase in operating income for the FSG in fiscal 2010 reflects the aforementioned higher gross profit margins.  The increase in corporate expenses in fiscal 2010 is primarily due to the higher level of accrued performance awards discussed previously.

As a percentage of net sales, our consolidated operating income increased to 17.7% in fiscal 2010, up from 16.4% in fiscal 2009.  The increase in consolidated operating income as a percentage of net sales reflects an increase in the FSG’s operating income as a percentage of net sales to 16.5% in fiscal 2010 from 15.2% in fiscal 2009 resulting primarily from the favorable product mix previously referenced.  The ETG’s operating income as a percentage of net sales was 27.3% in fiscal 2010, compared to 27.9% reported in fiscal 2009, reflecting variations in product mix, including the impact of certain recently acquired businesses.

Interest Expense

Interest expense in fiscal 2010 and 2009 was not material.

Other Income

Other income in fiscal 2010 and 2009 was not material.

Income Tax Expense

Our effective tax rate for fiscal 2010 increased to 33.7% from 31.9% in fiscal 2009.  The effective tax rate for fiscal 2009 was lower due to a settlement reached with the Internal Revenue Service (“IRS”) pertaining to the income tax credit claimed on HEICO’s U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005 and a resulting reduction to the related liability for unrecognized tax benefits for fiscal years 2006 through 2008 based on new information obtained during the examination.  In addition, the effective tax rate for fiscal 2010 was higher than fiscal 2009 as the fiscal 2010 tax expense only reflects a credit for qualifying research and development activities through December 31, 2009 due to the expiration of such tax credits and was higher due to an increased effective state income tax rate principally as a result of the previously mentioned fiscal 2010 and 2009 acquisitions.  The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, which was approved December 17, 2010, includes an extension of research and development tax credits retroactive to December 31, 2009.  No research and development tax credits have been included for periods after December 31, 2009 pending completion of a study of qualifying research and development activities under the new law.

For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  The increase in net income attributable to noncontrolling interests in fiscal 2010 compared to fiscal 2009 is related to higher earnings of certain FSG and ETG subsidiaries in which noncontrolling interests exist.

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $54.9 million, or $1.62 per diluted share, in fiscal 2010 compared to $44.6 million, or $1.32 per diluted share, in fiscal 2009 reflecting the increased operating income referenced above.  Diluted net income per share attributable to HEICO shareholders in fiscal 2009 included a $.04 per diluted share benefit from the aforementioned favorable IRS settlement.

Outlook

As we look forward to fiscal 2011, HEICO will continue its focus on developing new products and services, further market penetration, additional acquisition opportunities and maintaining its financial strength.  As the commercial airline industry expects an increase in capacity during 2011, we are targeting growth in fiscal 2011 full year net sales and net income over fiscal 2010 levels.  In our electronic, defense and space markets, we are pleased with increasing demand for some of our commercial products and overall stable demand for our defense products.

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

SG&A expenses were $92.8 million and $104.7 million in fiscal 2009 and 2008, respectively.  The decrease in SG&A expenses is mainly due to lower operating costs, principally personnel related, associated with cost reduction initiatives and the decline in net sales discussed above, partially offset by the additional operating costs associated with the acquired businesses.  These cost reductions resulted in a decrease of SG&A expenses as a percentage of net sales from 18.0% in fiscal 2008 to 17.2% in fiscal 2009.

Operating Income

Operating income in fiscal 2009 decreased by 16.6% to $88.3 million, compared to operating income of $105.8 million in fiscal 2008.  The decrease in operating income reflects a decrease of $21.2 million (a 26.1% decrease) to $60.0 million in operating income of the FSG in fiscal 2009, partially offset by an increase of $1.2 million (a 3.1% increase) to $40.0 million in operating income of the ETG in fiscal 2009 and a $2.4 million increase in corporate expenses.

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

Other Income (Expense)

Other income (expense) in fiscal 2009 and 2008 was not material.

Income Tax Expense

Our effective tax rate for fiscal 2009 decreased to 31.9% from 34.5% in fiscal 2008.  The decrease was principally related to a settlement reached with the Internal Revenue Service (“IRS”) during fiscal 2009.  The IRS settlement pertained to the income tax credits claimed on HEICO’s U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005 and a resulting reduction to the related reserve for fiscal years 2002 through 2008 based on new information obtained during the examination, which increased net income by approximately $1,225,000, or $.04 per diluted share, for fiscal 2009.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and the ETG.  Net income attributable to noncontrolling interests decreased to $15.2 million in fiscal 2009 from $18.9 million in fiscal 2008.  The decrease in net income attributable to noncontrolling interests for fiscal 2009 compared to fiscal 2008 is principally attributable to the acquired additional equity interests of certain FSG subsidiaries in which noncontrolling interests exist as well as the lower earnings of the FSG, partially offset by the higher earnings of certain ETG subsidiaries in which noncontrolling interests exist and the mid-year acquisition of an 82.5% interest in VPT.

Net Income Attributable to HEICO

Our net income attributable to HEICO was $44.6 million, or $1.32 per diluted share, in fiscal 2009 compared to $48.5 million, or $1.42 per diluted share, in fiscal 2008 reflecting the decreased operating income referenced above, partially offset by the aforementioned favorable IRS settlement, the decreased noncontrolling interests’ share of income of certain consolidated subsidiaries and lower interest expense.

Inflation

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation.  The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

Liquidity and Capital Resources

Our capitalization was as follows:

	As of October 31,
	2010	2009
Cash and cash equivalents	$6,543,000	$7,167,000
Total debt (including current portion)	14,221,000	55,431,000
Shareholders’ equity	554,826,000	490,658,000
Total capitalization (debt plus equity)	569,047,000	546,089,000
Total debt to total capitalization	2%	10%

In addition to cash and cash equivalents of $6.5 million, we had approximately $284 million of unused availability under the terms of our revolving credit facility as of October 31, 2010.  Our principal uses of cash include acquisitions, payments of principal and interest on debt, capital expenditures, cash dividends and increases in working capital.  We finance our activities primarily from our operating activities and financing activities, including borrowings under long-term credit agreements.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $101.7 million for fiscal 2010, principally reflecting net income from consolidated operations of $72.4 million, depreciation and amortization of $17.6 million, a decrease in net operating assets of $6.7 million, a deferred income tax provision of $1.8 million, impairment losses of certain intangible assets aggregating $1.4 million and stock option compensation expense of $1.4 million.  The decrease in net operating assets (current assets used in operating activities net of current liabilities) of $6.7 million primarily reflects higher accrued expenses associated with performance based awards and decreased inventory levels due to continuing efforts to manage inventory levels, while meeting customer delivery requirements, partially offset by increased accounts receivable related to higher net sales in fiscal 2010.

Net cash provided by operating activities was $75.8 million for fiscal 2009, principally reflecting net income from consolidated operations of $59.8 million, depreciation and amortization of $15.0 million, a tax benefit related to stock option exercises of $1.9 million, and a decrease in net operating assets of $2.5 million, partially offset by the presentation of $1.6 million of excess tax benefit from stock option exercises as a financing activity and a deferred income tax benefit of $2.7 million.  The decrease in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a decrease in accounts receivable due to the timing of cash collections and lower net sales, partially offset by a decrease in accrued expenses, including employee compensation, customer rebates and credits and additional accrued purchase consideration since October 31, 2008.

Net cash provided by operating activities was $73.2 million for fiscal 2008, principally reflecting net income from consolidated operations of $67.4 million, depreciation and amortization of $15.1 million, a tax benefit related to stock option exercises of $6.2 million, a deferred income tax provision of $3.6 million and impairment losses of certain intangible assets aggregating $1.8 million, partially offset by an increase in net operating assets of $17.1 million and the presentation of $4.3 million of excess tax benefit from stock option exercises as a financing activity.  The increase in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a higher investment in inventories by the FSG required to meet sales demand associated with new product offerings, sales growth, and increased lead times on certain raw materials; and an increase in accounts receivable due to sales growth; partially offset by higher current liabilities associated with increased sales and purchases and higher accrued employee compensation and related payroll taxes.

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2010 primarily relates to several acquisitions, including payments of additional contingent purchase consideration, totaling $39.1 million in fiscal 2010, $59.8 million in fiscal 2009 and $24.8 million in fiscal 2008.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Capital expenditures aggregated $32.6 million over the last three fiscal years, primarily reflecting the expansion, replacement and betterment of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Financing Activities

During the three-year fiscal period ended October 31, 2010, the Company borrowed an aggregate $178.0 million under its revolving credit facility principally to fund acquisitions and for working capital needs, including $37.0 million in fiscal 2010, $91.0 million in fiscal 2009 and $50.0 million in fiscal 2008.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Repayments on the revolving credit facility aggregated $217.0 million over the last three fiscal years, including $78.0 million in fiscal 2010, $73.0 million in fiscal 2009 and $66.0 million in fiscal 2008.  For the three-year fiscal period ended October 31, 2010, we made distributions to noncontrolling interest owners aggregating $27.4 million, acquired certain noncontrolling interests aggregating $16.3 million, paid cash dividends aggregating $9.3 million, and made repurchases of our common stock aggregating $8.1 million.  For the three-year fiscal period ended October 31, 2010, we received proceeds from stock option exercises aggregating $5.4 million.  Net cash provided by financing activities also includes the presentation of $.7 million, $1.6 million and $4.3 million of excess tax benefit from stock option exercises in fiscal 2010, 2009 and 2008, respectively.

In May 2008, we amended our revolving credit facility by entering into a $300 million Second Amended and Restated Revolving Credit Agreement (“Credit Facility”) with a bank syndicate, which matures in May 2013.  Under certain circumstances, the maturity may be extended for two one-year periods.  The Credit Facility also includes a feature that will allow us to increase the Credit Facility, at our option, up to $500 million through increased commitments from existing lenders or the addition of new lenders.  The Credit Facility may be used for working capital and general corporate needs of the company, including letters of credit, capital expenditures and to finance acquisitions.  Advances under the Credit Facility accrue interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, minority interest and non-cash charges, or “leverage ratio”).  The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%.  The applicable margins for LIBOR-based borrowings range from .625% to 2.25%.  A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio).  The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit.  The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio.  In the event our leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of our subsidiaries.  As of October 31, 2010, our leverage ratios were significantly below and our fixed charge coverage ratio was significantly above such specified levels.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the revolving credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2010:

		Payments due by fiscal period
	Total	2011	2012 - 2013	2014 - 2015		Thereafter

Long-term debt obligations (1)	$14,209,000	$136,000	$14,073,000	$	―	$	―
Capital lease obligations (1)	12,000	12,000	―		―		―
Operating lease obligations (2)	24,812,000	6,167,000	9,648,000		4,486,000		4,511,000
Purchase obligations (3) (4) (5)	11,450,000	10,663,000	787,000		―		―
Other long-term liabilities (6) (7)	322,000	61,000	114,000		66,000		81,000

Total contractual obligations	$50,805,000	$17,039,000	$24,622,000		$4,552,000		$4,592,000
________________

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  Also excludes interest charges associated with notes payable and capital lease obligations as such amounts are not material.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and “Financing Activities” above for additional information regarding our long-term debt obligations.

(2)	See Note 16, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(3)
As further explained below in “New Accounting Pronouncements,” the noncontrolling interest holders of certain subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2011 through fiscal 2018.  The Put Rights provide that cash consideration be paid for their noncontrolling interests (“Redemption Amount”).  As of October 31, 2010, management’s estimate of the aggregate Redemption Amount of all Put Rights that we would be required to pay is approximately $55 million, which is reflected within redeemable noncontrolling interests in our Consolidated Balance Sheet.  Of this amount $6,486,000 and $787,000 are included in the table as amounts payable in fiscal 2011 and 2012, respectively, pursuant to past exercises of such Put Rights by the noncontrolling interest holders of certain of our subsidiaries.  As the actual Redemption Amount payable in fiscal 2012 is based on a multiple of future earnings, such amount will likely be different.  The remaining Redemption Amounts have been excluded from the table as the timing of such payments is contingent upon the exercise of the Put Rights.

(4)
Also includes accrued additional contingent purchase consideration of $4,104,000 payable in fiscal 2011 relating to a prior year acquisition (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements).  The amounts in the table do not include the additional contingent purchase consideration we may have to pay based on future earnings of certain acquired businesses.  As of October 31, 2010, management’s estimate of the aggregate amount of such contingent purchase consideration is approximately $9.9 million, which is payable beginning in fiscal 2011 through fiscal 2013.  Of this total, $1.2 million is related to a 2010 acquisition and has been accrued within other long-term liabilities in our Consolidated Balance Sheet as further described in Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements.  The remaining contingent purchase consideration is further discussed in “Off-Balance Sheet Arrangements – Additional Contingent Purchase Consideration” below.

(5)
Also includes an aggregate $73,000 of commitments for capital expenditures.  All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

(6)
Represents payments aggregating $322,000 under our Directors Retirement Plan, for which benefits are presently being paid and excludes $190,000 of payments for which benefit payments have not yet commenced.  Our Directors Retirement Plan’s projected benefit obligation of $409,000 is accrued within other long-term liabilities in our Consolidated Balance Sheet as of October 31, 2010.  See Note 10, Retirement Plans, of the Notes to Consolidated Financial Statements (the plan is unfunded and we pay benefits directly).  The amounts in the table do not include liabilities related to the Leadership Compensation Plan or our other deferred compensation arrangement as they are each fully supported by assets held within irrevocable trusts.  See Note 3, Selected Financial Statement Information – Other Long-Term Liabilities, of the Notes to Consolidated Financial Statements for further information about these two deferred compensation plans.

(7)
The amounts in the table do not include approximately $2,252,000 of our liability for unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows associated with these unrecognized tax benefits as we are unable to make reasonably reliable estimates of the timing of any cash settlements.  See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for further information about our liability for unrecognized tax benefits.

Off-Balance Sheet Arrangements

Guarantees

We have arranged for a standby letter of credit for $1.5 million to meet the security requirement of our insurance company for potential workers’ compensation claims, which is supported by our revolving credit facility.

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $72 million U.S. dollars based on the October 31, 2010 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional purchase consideration of up to approximately $1.3 million in fiscal 2011 and $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the second and third years, respectively, following the acquisition.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional purchase consideration of up to approximately $7.6 million should the subsidiary meet certain earnings objectives during the second year following the acquisition.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by us or providing future services to us.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that we could be required to pay is approximately $91 million payable over future periods beginning in fiscal 2011 through fiscal 2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that we would be required to pay is approximately $9 million.  The actual contingent purchase consideration will likely be different.

For additional information on how we account for contingent consideration associated with acquisitions, see Note 1, Summary of Significant Accounting Policies – Business Combinations, of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Effective November 1, 2009, we adopted new accounting guidance that requires the recognition of certain noncontrolling interests (previously referred to as minority interests) as a separate component within equity in the consolidated balance sheet.  It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interests be clearly identified and presented within the consolidated statement of operations.  The adoption of this new guidance (which is included in Accounting Standards Codification (“ASC”) 810, “Consolidation”) has affected the presentation of noncontrolling interests in our consolidated financial statements on a retrospective basis.  For example, under this guidance, “Net income from consolidated operations” is comparable to what was previously presented as “Income before minority interests” and “Net income attributable to HEICO” is comparable to what was previously presented as “Net income.”  Further, acquisitions of noncontrolling interests are considered a financing activity under the new accounting guidance and are no longer presented as an investing activity.

Effective November 1, 2009, we also adopted new accounting guidance that retrospectively affects the financial statement classification and measurement of redeemable noncontrolling interests.  This guidance is included in ASC 480, “Distinguishing Liabilities from Equity.”  As further detailed in Note 12, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements, the holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that require us to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  The Put Rights are embedded in the shares owned by the noncontrolling interest holders and are not freestanding.  Previously, we recorded such redeemable noncontrolling interests at historical cost plus an allocation of subsidiary earnings based on ownership interest, less dividends paid to the noncontrolling interest holders.  Effective November 1, 2009, we adjusted our redeemable noncontrolling interests in accordance with this new accounting guidance to the higher of their carrying cost or management’s estimate of the Redemption Amount with a corresponding decrease to retained earnings and classified such interests outside of permanent equity.  Under this guidance, subsequent adjustments to the carrying amount of redeemable noncontrolling interests to reflect any changes in the Redemption Amount at the end of each reporting period will be recorded in the same manner.  Such adjustments to Redemption Amounts based on fair value will have no effect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will effect net income per share attributable to HEICO shareholders under the two-class method.

As a result of adopting the new accounting guidance for noncontrolling interests and redeemable noncontrolling interests, we (i) reclassified approximately $78 million from temporary equity (previously labeled as “Minority interests in consolidated subsidiaries”) to permanent equity (labeled as “Noncontrolling interests”) pertaining to noncontrolling interests that do not contain a redemption feature; and (ii) renamed temporary equity as “Redeemable noncontrolling interests” and recorded an approximately $45 million increase to redeemable noncontrolling interests with a corresponding decrease to retained earnings in our Consolidated Balance Sheet.  The resulting $57 million of redeemable noncontrolling interests as of November 1, 2009 represents management’s estimate of the aggregate Redemption Amount of all Put Rights that we would be required to pay of which approximately $25 million is redeemable at fair value and approximately $32 million is redeemable based solely on a multiple of future earnings.  The actual Redemption Amount will likely be different.  See Note 12, Redeemable Noncontrolling Interests, for additional information as well as our Consolidated Statements of Shareholders’ Equity and Comprehensive Income, which have been retrospectively adjusted.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.”  In February 2008, the FASB issued additional guidance which delayed the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These nonfinancial assets and liabilities include items such as goodwill, other intangible assets, and property, plant and equipment that are measured at fair value resulting from impairment, if deemed necessary.  We adopted the provisions of this guidance related to nonfinancial assets and liabilities on a prospective basis as of the beginning of fiscal 2010, or November 1, 2009.  The adoption did not have a material effect on our results of operations, financial position or cash flows.

In December 2007, the FASB issued new guidance for business combinations that retains the fundamental requirements of previous guidance that the acquisition method of accounting (formerly the “purchase accounting” method) be used for all business combinations and for an acquirer to be identified for each business combination.  However, the new guidance changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value as of the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset as of the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  Further, any contingent consideration will be recognized as a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations.  Contingent consideration was previously accounted for as an additional cost of the respective acquired entity when paid.  We adopted the new guidance (which is included in ASC 805, “Business Combinations”) on a prospective basis as of the beginning of fiscal 2010 for all business combinations consummated on or after November 1, 2009.  The adoption did not have a material effect on our results of operations, financial position or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements.  We adopted ASU 2010-06 as of the beginning of the second quarter of fiscal 2010, except the additional Level 3 disclosures, which are effective in fiscal years beginning after December 15, 2010, or as of fiscal 2012 for us.  The adoption did not have a material effect on our results of operations, financial position or cash flows.  The Company will make the additional Level 3 disclosures, if applicable, as of the date of adoption.

In December 2010, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 10-G, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  Under EITF Issue 10-G, supplemental pro forma information disclosures pertaining to acquisitions should be presented as if the business combination(s) occurred as of the beginning of the prior annual period when comparative financial statements are presented.  EITF Issue 10-G is effective for business combinations consummated in periods beginning after December 15, 2010, or in the second quarter of fiscal 2011 for HEICO.  Early adoption is permitted.  We will make the required disclosures prospectively as of the date of the adoption for any material business combinations or series of immaterial business combinations that are material in the aggregate.

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements.  Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies.  We have based these forward-looking statements on our current expectations and projections about future events.  All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements.  Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information.  Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to:

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

•
Our ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest and income tax rates and economic conditions within and outside of the aviation, defense, space, medical, telecommunication and electronic industries, which could negatively impact our costs and revenues.

For further information on these and other factors that potentially could materially affect our financial results, see Item 1A, Risk Factors.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which we have exposure is interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Periodically, we enter into interest rate swap agreements to manage our interest expense.  We did not have any interest rate swap agreements in effect as of October 31, 2010.  Based on our aggregate outstanding variable rate debt balance of $14 million as of October 31, 2010, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows.

We maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2010 would not have a material effect on our results of operations, financial position or cash flows.

We are also exposed to foreign currency exchange rate fluctuations on the United States dollar value of our foreign currency denominated transactions, which are principally in Canadian dollar and British pound sterling.  A hypothetical 10% weakening in the exchange rate of the Canadian dollar or British pound sterling to the United States dollar as of October 31, 2010 would not have a material effect on our results of operations, financial position or cash flows.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of October 31, 2010 and 2009	44

Consolidated Statements of Operations for the years ended October 31, 2010,
2009 and 2008	45

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended October 31, 2010, 2009 and 2008	46

Consolidated Statements of Cash Flows for the years ended October 31, 2010,
2009 and 2008	48

Notes to Consolidated Financial Statements	49

Financial Statement Schedule II, Valuation and Qualifying Accounts for the
years ended October 31, 2010, 2009 and 2008	87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company retrospectively changed its method of accounting for noncontrolling interests to adopt new accounting guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, and FASB ASC 480, Distinguishing Liabilities from Equity.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 22, 2010

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,543,000	$7,167,000
Accounts receivable, net	91,815,000	77,864,000
Inventories, net	138,215,000	137,585,000
Prepaid expenses and other current assets	3,769,000	4,290,000
Deferred income taxes	18,907,000	16,671,000
Total current assets	259,249,000	243,577,000

Property, plant and equipment, net	59,003,000	60,528,000
Goodwill	385,016,000	365,243,000
Intangible assets, net	49,487,000	41,588,000
Other assets	28,888,000	21,974,000
Total assets	$781,643,000	$732,910,000

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$148,000	$237,000
Trade accounts payable	28,604,000	26,978,000
Accrued expenses and other current liabilities	52,101,000	36,978,000
Income taxes payable	979,000	1,320,000
Total current liabilities	81,832,000	65,513,000

Long-term debt, net of current maturities	14,073,000	55,194,000
Deferred income taxes	45,308,000	41,340,000
Other long-term liabilities	30,556,000	23,268,000
Total liabilities	171,769,000	185,315,000
Commitments and contingencies (Notes 2 and 16)

Redeemable noncontrolling interests (Note 12)	55,048,000	56,937,000
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior
Participating Preferred Stock and 300,000 shares designated
as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000,000 shares authorized;
13,126,005 and 13,011,426 shares issued and outstanding	131,000	104,000
Class A Common Stock, $.01 par value per share; 30,000,000
shares authorized; 19,863,572 and 19,641,543 shares issued
and outstanding	199,000	157,000
Capital in excess of par value	227,993,000	224,625,000
Accumulated other comprehensive loss	(124,000)	(1,381,000)
Retained earnings	240,913,000	189,485,000
Total HEICO shareholders’ equity	469,112,000	412,990,000
Noncontrolling interests	85,714,000	77,668,000
Total shareholders’ equity	554,826,000	490,658,000
Total liabilities and equity	$781,643,000	$732,910,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended October 31,
	2010	2009	2008

Net sales	$617,020,000	$538,296,000	$582,347,000

Operating costs and expenses:
Cost of sales	394,673,000	357,285,000	371,852,000
Selling, general and administrative expenses	113,174,000	92,756,000	104,707,000

Total operating costs and expenses	507,847,000	450,041,000	476,559,000

Operating income	109,173,000	88,255,000	105,788,000

Interest expense	(508,000)	(615,000)	(2,314,000)
Other income (expense)	390,000	205,000	(637,000)

Income before income taxes and noncontrolling interests	109,055,000	87,845,000	102,837,000

Income tax expense	36,700,000	28,000,000	35,450,000

Net income from consolidated operations	72,355,000	59,845,000	67,387,000

Less: Net income attributable to noncontrolling interests	17,417,000	15,219,000	18,876,000

Net income attributable to HEICO	$54,938,000	$44,626,000	$48,511,000

Net income per share attributable to HEICO shareholders (Note 13):
Basic	$1.67	$1.36	$1.48
Diluted	$1.62	$1.32	$1.42

Weighted average number of common shares outstanding:
Basic	32,832,508	32,755,999	32,886,424
Diluted	33,770,830	33,780,039	34,054,195

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Income (Loss)	Earnings	Interests	Equity
Balances as of October 31, 2007 (as previously reported)	$ ―	$105,000	$156,000	$220,658,000	$3,050,000	$147,632,000	$ ―	$371,601,000
Retrospective adjustments related to adoption of accounting guidance for noncontrolling interests (Note 1)	49,370,000	—	—	—	—	(37,983,000)	61,551,000	23,568,000
Balances as of October 31, 2007 (as retrospectively adjusted)	49,370,000	105,000	156,000	220,658,000	3,050,000	109,649,000	61,551,000	395,169,000
Comprehensive income:
Net income	9,611,000	—	—	—	—	48,511,000	9,265,000	57,776,000
Foreign currency translation adjustments	—	—	—	—	(7,706,000)	—	—	(7,706,000)
Total comprehensive income	9,611,000	—	—	—	(7,706,000)	48,511,000	9,265,000	50,070,000
Cash dividends ($.080 per share)	—	—	—	—	—	(2,631,000)	—	(2,631,000)
Cumulative effect of adopting FIN 48	—	—	—	—	—	(639,000)	—	(639,000)
Proceeds from stock option exercises	—	1,000	2,000	2,395,000	—	—	—	2,398,000
Tax benefit from stock option exercises	—	—	—	6,248,000	—	—	—	6,248,000
Stock option compensation expense	—	—	—	142,000	—	—	—	142,000
Distributions to noncontrolling interests	(7,456,000)	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(4,277,000)	—	—	—	—	3,086,000	—	3,086,000
Noncontrolling interests assumed related to acquisition	2,046,000	—	—	—	—	(1,267,000)	—	(1,267,000)
Adjustments to redemption amount of redeemable noncontrolling interests	(558,000)	—	—	—	—	268,000	290,000	558,000
Contributions from noncontrolling interests	—	—	—	—	—	—	32,000	32,000
Other	—	—	—	—	(163,000)	(1,000)	—	(164,000)
Balances as of October 31, 2008 (as retrospectively adjusted)	48,736,000	106,000	158,000	229,443,000	(4,819,000)	156,976,000	71,138,000	453,002,000
Comprehensive income:
Net income	8,228,000	—	—	—	—	44,626,000	6,991,000	51,617,000
Foreign currency translation adjustments	—	—	—	—	3,276,000	—	—	3,276,000
Total comprehensive income	8,228,000	—	—	—	3,276,000	44,626,000	6,991,000	54,893,000
Repurchases of common stock (Note 8)	—	(2,000)	(2,000)	(8,094,000)	—	—	—	(8,098,000)
Cash dividends ($.096 per share)	—	—	—	—	—	(3,150,000)	—	(3,150,000)
Proceeds from stock option exercises	—	—	1,000	1,206,000	—	—	—	1,207,000
Tax benefit from stock option exercises	—	—	—	1,890,000	—	—	—	1,890,000
Stock option compensation expense	—	—	—	181,000	—	—	—	181,000
Distributions to noncontrolling interests	(9,130,000)	—	—	—	—	—	(461,000)	(461,000)
Acquisitions of noncontrolling interests	(10,015,000)	—	—	—	—	6,845,000	—	6,845,000
Noncontrolling interests assumed related to acquisition	7,505,000	—	—	—	—	(4,200,000)	—	(4,200,000)
Adjustments to redemption amount of redeemable noncontrolling interests	11,613,000	—	—	—	—	(11,613,000)	—	(11,613,000)
Other	—	—	—	(1,000)	162,000	1,000	—	162,000
Balances as of October 31, 2009 (as retrospectively adjusted)	$56,937,000	$104,000	$157,000	$224,625,000	$(1,381,000)	$189,485,000	$77,668,000	$490,658,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Income (Loss)	Earnings	Interests	Equity
Balances as of October 31, 2009 (as previously reported)	$ ―	$104,000	$157,000	$224,625,000	$(1,381,000)	$234,348,000	$ ―	$457,853,000
Retrospective adjustments related to adoption of accounting guidance for noncontrolling interests (Note 1)	56,937,000	—	—	—	—	(44,863,000)	77,668,000	32,805,000
Balances as of October 31, 2009 (as retrospectively adjusted)	56,937,000	104,000	157,000	224,625,000	(1,381,000)	189,485,000	77,668,000	490,658,000
Comprehensive income:
Net income	9,370,000	—	—	—	—	54,938,000	8,047,000	62,985,000
Foreign currency translation adjustments	—	—	—	—	1,271,000	—	—	1,271,000
Total comprehensive income	9,370,000	—	—	—	1,271,000	54,938,000	8,047,000	64,256,000
Cash dividends ($.108 per share)	—	—	—	—	—	(3,546,000)	—	(3,546,000)
Five-for-four common stock split	—	26,000	40,000	(66,000)	—	(68,000)	—	(68,000)
Redemptions of common stock related to stock option exercises (Note 8)	—	—	—	(681,000)	—	—	—	(681,000)
Proceeds from stock option exercises	—	1,000	2,000	1,812,000	—	—	—	1,815,000
Tax benefit from stock option exercises	—	—	—	951,000	—	—	—	951,000
Stock option compensation expense	—	—	—	1,353,000	—	—	—	1,353,000
Distributions to noncontrolling interests	(10,360,000)	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(795,000)	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(104,000)	—	—	—	—	104,000	—	104,000
Other	—	—	—	(1,000)	(14,000)	—	(1,000)	(16,000)
Balances as of October 31, 2010	$55,048,000	$131,000	$199,000	$227,993,000	$(124,000)	$240,913,000	$85,714,000	$554,826,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
	2010	2009	2008

Operating Activities:
Net income from consolidated operations	$72,355,000	$59,845,000	$67,387,000
Adjustments to reconcile net income from consolidated
operations to net cash provided by operating activities:
Depreciation and amortization	17,597,000	14,967,000	15,052,000
Impairment of intangible assets	1,438,000	300,000	1,835,000
Deferred income tax provision (benefit)	1,817,000	(2,651,000)	3,617,000
Tax benefit from stock option exercises	951,000	1,890,000	6,248,000
Excess tax benefit from stock option exercises	(669,000)	(1,573,000)	(4,324,000)
Stock option compensation expense	1,353,000	181,000	142,000
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(10,684,000)	15,214,000	(4,749,000)
Decrease (increase) in inventories	6,359,000	(87,000)	(16,597,000)
Decrease in prepaid expenses and other current assets	549,000	5,216,000	650,000
Increase (decrease) in trade accounts payable	125,000	(5,619,000)	808,000
Increase (decrease) in accrued expenses and other
current liabilities	11,474,000	(11,296,000)	3,803,000
Decrease in income taxes payable	(1,196,000)	(936,000)	(1,040,000)
Other	248,000	366,000	330,000
Net cash provided by operating activities	101,717,000	75,817,000	73,162,000

Investing Activities:
Acquisitions, net of cash acquired	(39,061,000)	(59,798,000)	(24,761,000)
Capital expenditures	(8,877,000)	(10,253,000)	(13,455,000)
Other	(325,000)	20,000	166,000
Net cash used in investing activities	(48,263,000)	(70,031,000)	(38,050,000)

Financing Activities:
Payments on revolving credit facility	(78,000,000)	(73,000,000)	(66,000,000)
Borrowings on revolving credit facility	37,000,000	91,000,000	50,000,000
Distributions to noncontrolling interests	(10,360,000)	(9,591,000)	(7,456,000)
Acquisitions of noncontrolling interests	(795,000)	(11,268,000)	(4,277,000)
Repurchases of common stock	—	(8,098,000)	—
Cash dividends paid	(3,546,000)	(3,150,000)	(2,631,000)
Payment of industrial development revenue bonds	—	—	(1,980,000)
Redemptions of common stock related to stock option exercises	(681,000)	—	—
Proceeds from stock option exercises	1,815,000	1,207,000	2,398,000
Excess tax benefit from stock option exercises	669,000	1,573,000	4,324,000
Other	(294,000)	(219,000)	(1,158,000)
Net cash used in financing activities	(54,192,000)	(11,546,000)	(26,780,000)

Effect of exchange rate changes on cash	114,000	365,000	(717,000)

Net (decrease) increase in cash and cash equivalents	(624,000)	(5,395,000)	7,615,000
Cash and cash equivalents at beginning of year	7,167,000	12,562,000	4,947,000
Cash and cash equivalents at end of year	$6,543,000	$7,167,000	$12,562,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Electronic Technologies Corp. (“HEICO Electronic”) and their subsidiaries (collectively, the “Company”), is principally engaged in the design, manufacture and sale of aerospace, defense and electronic related products and services throughout the United States and internationally.  The Company’s customer base is primarily the aviation, defense, space, medical, telecommunication and electronic industries.

Basis of Presentation

The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates three subsidiaries which are 72%, 80%, and 82.3% owned, respectively, and a joint venture formed in March 2001, which is 16% owned by American Airlines’ parent company, AMR Corporation.  Also, HEICO Electronic consolidates three subsidiaries, which are 80%, 93.3% and 82.5% owned, respectively (see Note 12, Redeemable Noncontrolling Interests).  All significant intercompany balances and transactions are eliminated.

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

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers and unbilled costs and estimated earnings related to revenue from certain fixed price contracts recognized on the percentage-of-completion method that have been recognized for accounting purposes, but not yet billed to customers.  The valuation of accounts receivable requires that the Company set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense.  The Company estimates uncollectible receivables based on such factors as its prior experience, its appraisal of a customer’s ability to pay, age of receivables outstanding and economic conditions within and outside of the aviation, defense, space, medical, telecommunication and electronic industries.

Concentrations of Credit Risk

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

The Company periodically evaluates the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write down its slow moving, obsolete or damaged inventory.  These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

In accordance with industry practice, all inventories are classified as a current asset including portions with long production cycles, some of which may not be realized within one year.

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

The costs of major additions and improvements are capitalized.  Leasehold improvements are amortized over the shorter of the leasehold improvement’s useful life or the lease term.  Repairs and maintenance are expensed as incurred.  Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected within earnings.

Business Combinations

As further explained in New Accounting Pronouncements below, the Company adopted new accounting guidance for business combinations effective prospectively for acquisitions consummated on or after November 1, 2009 (the beginning of fiscal 2010).  Under the new guidance, any contingent consideration is recognized as a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations.  Acquisition costs are generally expensed as incurred.  For acquisitions consummated prior to fiscal 2010, contingent consideration is accounted for as an additional cost of the respective acquired entity when paid and acquisition costs were capitalized as part of the purchase price.

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill.  The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates.

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  The test requires the Company to compare the fair value of each of its reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.

The Company’s intangible assets not subject to amortization consist principally of its trade names.  The Company’s intangible assets subject to amortization are amortized on the straight-line method over the following estimated useful lives:

Customer relationships	5 to 10 years
Intellectual property	6 to 15 years
Licenses	12 to 17 years
Non-compete agreements	2 to 7 years
Patents	5 to 19 years
Trade names	5 to 10 years

Amortization expense of intellectual property, licenses and patents is recorded as a component of cost of sales, and amortization expense of customer relationships, non-compete agreements and trade names is recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.  The Company tests each non-amortizing intangible asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  To derive the fair value of its trade names, the Company utilizes an income approach.  The Company also tests each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Investments

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

The Company has previously utilized interest rate swap agreements to manage interest expense related to its revolving credit facility.  Interest rate risk associated with the Company’s variable rate revolving credit facility is the potential increase in interest expense from an increase in interest rates.  The Company did not enter into any interest rate swap agreements in fiscal 2010, 2009 or 2008.

During fiscal 2008, the Company entered into a one year foreign currency forward contract to mitigate foreign exchange risk at one of its foreign subsidiaries for transactions denominated in a currency other than its functional currency.  The impact of this forward contract did not have a material effect on the Company’s results of operations, financial position or cash flows in fiscal 2009 or 2008.  The Company did not enter into any foreign currency forward contracts in fiscal 2010 or 2009.

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

Revenue Recognition

Revenue is recognized on an accrual basis, primarily upon the shipment of products and the rendering of services.  Revenue earned from rendering services represented less than 10% of consolidated net sales for all periods presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 2%, 1%, and 3% in fiscal 2010, 2009 and 2008, respectively.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

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

For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method.  A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.  The aggregate effects of changes in estimates relating to long-term contracts did not have a material effect on net income from consolidated operations in fiscal 2010, 2009 or 2008.

Stock-Based Compensation

The Company records compensation expense associated with stock options in its Consolidated Statements of Operations based on the grant date fair value of those awards.  The fair value of each stock option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions.  Expected volatilities are based on the Company’s historical stock prices over the contractual terms of the options and other factors.  The risk-free interest rates used are based on the published U.S. Treasury yield curve in effect at the time of the grant for instruments with a similar life.  The dividend yield reflects the Company’s expected dividend yield at the date of grant.  The expected life represents the period that the stock options are expected to be outstanding, taking into consideration the contractual terms of the options and employee historical exercise behavior.  The Company generally recognizes stock option compensation expense ratably over the award’s vesting period.

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

The Company accounts for uncertainty in income taxes and evaluates tax positions utilizing a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.  As a result of adopting the provisions of the new guidance relating to the accounting for uncertainty in income taxes effective November 1, 2007, the Company recognized a cumulative effect adjustment that decreased retained earnings as of the beginning of fiscal 2008 by $639,000.  The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  Further information regarding income taxes can be found in Note 6, Income Taxes.

Noncontrolling Interests

Effective November 1, 2009, the Company adopted new accounting guidance that requires the recognition of certain noncontrolling interests (previously referred to as minority interests) as a separate component within equity in the consolidated balance sheet.  It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interests be clearly identified and presented within the consolidated statement of operations.  The adoption of this new guidance (which is included in Accounting Standards Codification (“ASC”) 810, “Consolidation”) has affected the presentation of noncontrolling interests in the Company’s consolidated financial statements on a retrospective basis.  For example, under this guidance, “Net income from consolidated operations” is comparable to what was previously presented as “Income before minority interests” and “Net income attributable to HEICO” is comparable to what was previously presented as “Net income.”  Further, acquisitions of noncontrolling interests are considered a financing activity under the new accounting guidance and are no longer presented as an investing activity.

Effective November 1, 2009, the Company also adopted new accounting guidance that retrospectively affects the financial statement classification and measurement of redeemable noncontrolling interests.  This guidance is included in ASC 480, “Distinguishing Liabilities from Equity.”  As further detailed in Note 12, Redeemable Noncontrolling Interests, the holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that require the Company to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  The Put Rights are embedded in the shares owned by the noncontrolling interest holders and are not freestanding.  Previously, the Company recorded such redeemable noncontrolling interests at historical cost plus an allocation of subsidiary earnings based on ownership interest, less dividends paid to the noncontrolling interest holders.  Effective November 1, 2009, the Company adjusted its redeemable noncontrolling interests in accordance with this new accounting guidance to the higher of their carrying cost or management’s estimate of the Redemption Amount with a corresponding decrease to retained earnings and classified such interests outside of permanent equity.  Under this guidance, subsequent adjustments to the carrying amount of redeemable noncontrolling interests to reflect any changes in the Redemption Amount at the end of each reporting period will be recorded in the same manner.  Such adjustments to Redemption Amounts based on fair value will have no effect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will effect net income per share attributable to HEICO shareholders under the two-class method.

As a result of adopting the new accounting guidance for noncontrolling interests and redeemable noncontrolling interests, the Company (i) reclassified approximately $78 million from temporary equity (previously labeled as “Minority interests in consolidated subsidiaries”) to permanent equity (labeled as “Noncontrolling interests”) pertaining to noncontrolling interests that do not contain a redemption feature; and (ii) renamed temporary equity as “Redeemable noncontrolling interests” and recorded an approximately $45 million increase to redeemable noncontrolling interests with a corresponding decrease to retained earnings in the Company’s Consolidated Balance Sheet.  The resulting $57 million of redeemable noncontrolling interests as of November 1, 2009 represents management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay of which approximately $25 million is redeemable at fair value and approximately $32 million is redeemable based solely on a multiple of future earnings.  The actual Redemption Amount will likely be different.  See Note 12, Redeemable Noncontrolling Interests, for additional information as well as the Company’s Consolidated Statements of Shareholders’ Equity and Comprehensive Income, which have been retrospectively adjusted.

Net Income per Share Attributable to HEICO Shareholders

Basic net income per share attributable to HEICO shareholders is computed by dividing net income attributable to HEICO by the weighted average number of common shares outstanding during the period.  Diluted net income per share attributable to HEICO shareholders is computed by dividing net income attributable to HEICO by the weighted average number of common shares outstanding during the period plus potentially dilutive common shares arising from the assumed exercise of stock options, if dilutive.  The dilutive impact of potentially dilutive common shares is determined by applying the treasury stock method.

As further detailed in “Noncontrolling Interests” above, the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value are deducted from net income attributable to HEICO for purposes of determining net income per share attributable to HEICO shareholders under the two-class method (see Note 13, Net Income per Share Attributable to HEICO Shareholders).

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

New Accounting Pronouncements

As discussed within “Noncontrolling Interests” above, the Company adopted new guidance related to the recognition, measurement and classification of noncontrolling interests.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements.  This guidance is included in ASC 820, “Fair Value Measurements and Disclosures.”  In February 2008, the FASB issued additional guidance which delayed the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These nonfinancial assets and liabilities include items such as goodwill, other intangible assets, and property, plant and equipment that are measured at fair value resulting from impairment, if deemed necessary.  The provisions of this guidance related to nonfinancial assets and liabilities were adopted by the Company on a prospective basis as of the beginning of fiscal 2010, or November 1, 2009.  The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued new guidance for business combinations that retains the fundamental requirements of previous guidance that the acquisition method of accounting (formerly the “purchase accounting” method) be used for all business combinations and for an acquirer to be identified for each business combination.  However, the new guidance changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value as of the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset as of the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  Further, any contingent consideration will be recognized as a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations.  Contingent consideration was previously accounted for as an additional cost of the respective acquired entity when paid.  The Company adopted the new guidance (which is included in ASC 805, “Business Combinations”) on a prospective basis as of the beginning of fiscal 2010 for all business combinations consummated on or after November 1, 2009.  The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements.  The Company adopted ASU 2010-06 as of the beginning of the second quarter of fiscal 2010, except the additional Level 3 disclosures, which are effective in fiscal years beginning after December 15, 2010, or as of fiscal 2012 for HEICO.  The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.  The Company will make the additional Level 3 disclosures, if applicable, as of the date of adoption.

In December 2010, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 10-G, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  Under EITF Issue 10-G, supplemental pro forma information disclosures pertaining to acquisitions should be presented as if the business combination(s) occurred as of the beginning of the prior annual period when comparative financial statements are presented.  EITF Issue 10-G is effective for business combinations consummated in periods beginning after December 15, 2010, or in the second quarter of fiscal 2011 for HEICO.  Early adoption is permitted.  The Company will make the required disclosures prospectively as of the date of the adoption for any material business combinations or series of immaterial business combinations that are material in the aggregate.

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

In February 2008, the Company, through HEICO Aerospace, acquired an 80.1% interest in certain assets and certain liabilities of a U.S. company that is an FAA-approved repair station which specializes in avionics primarily for the commercial aviation market.  The remaining noncontrolling interest is principally owned by certain members of the acquired company’s management.

In May 2009, the Company, through HEICO Electronic, acquired 82.5% of the stock of VPT, Inc., a U.S. company that designs and provides power conversion products principally serving the defense, space and aviation industries.  The remaining 17.5% continues to be owned by an existing VPT shareholder which is also a supplier to the acquired company.  During the first year following the acquisition, VPT met certain earnings objectives which obligated the Company to pay additional purchase consideration of $1.3 million in the third quarter of fiscal 2010.  In addition, subject to meeting certain earnings objectives during the second and third year following the acquisition, the Company may be obligated to pay additional purchase consideration of up to approximately $1.3 million in fiscal 2011 and $10.1 million in fiscal 2012.

In October 2009, the Company, through HEICO Electronic, acquired the business, assets and certain liabilities of the Seacom division of privately-held Dukane Corp. and formed a new subsidiary, Dukane Seacom, Inc. (“Seacom”).  Seacom is a designer and manufacturer of underwater locator beacons used to locate aircraft cockpit voice recorders, flight data recorders, marine ship voyage recorders and various other devices which have been submerged under water.  Subject to meeting certain earnings objectives during the first two years following the acquisition, the Company may be obligated to pay additional purchase consideration of up to approximately $11.7 million in aggregate.  Based on the subsidiary’s earnings in the first year following the acquisition, the Company accrued $4.1 million of additional purchase consideration as of October 31, 2010, which it expects to pay in fiscal 2011.

In February 2010, the Company, through HEICO Electronic, acquired substantially all of the assets and assumed certain liabilities of dB Control.  dB control produces high-power devices used in both defense and commercial applications.  As further detailed in Note 7, Fair Value Measurements, the Company may be obligated to pay contingent consideration of up to $2.0 million in fiscal 2013 should dB Control meet certain earnings objectives during the second and third years following the acquisition.

As part of the purchase agreements associated with certain prior year acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition.  For acquisitions consummated prior to fiscal 2010, the Company accrues an estimate of additional purchase consideration when the earnings objectives are met.  During fiscal 2010, the Company, through HEICO Electronic, paid $4.2 million of such additional purchase consideration of which $1.8 million was accrued as of October 31, 2009.  During fiscal 2009, the Company, through HEICO Electronic, paid $3.8 million of such additional purchase consideration of which $2.2 million was accrued as of October 31, 2008.  During fiscal 2008, the Company, through HEICO Aerospace and HEICO Electronic, paid $7.0 million and $4.7 million, respectively, of such additional purchase consideration, all of which was accrued as of October 31, 2007.  The amounts paid in fiscal 2010, 2009 and 2008 were based on a multiple of each applicable subsidiary’s earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company.  Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill.  Information regarding additional contingent purchase consideration related to acquisitions prior to fiscal 2010 may be found in Note 16, Commitments and Contingencies.

The purchase price of each of the above referenced acquisitions was paid in cash using proceeds from the Company’s revolving credit facility and is not material or significant to the Company’s consolidated financial statements.  The aggregate cost paid in cash for acquisitions, including additional purchase consideration payments, was $39.1 million, $59.8 million and $24.8 million in fiscal 2010, 2009 and 2008, respectively.  The allocation of the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values as of the date of acquisition.  The Company determines the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors.  The excess of the purchase price over the estimated fair values is recorded as goodwill (see Note 17, Supplemental Disclosures of Cash Flow Information).

The operating results of the Company’s fiscal 2010 acquisition were included in the Company’s results of operations from the effective acquisition date.  The amount of net sales and earnings of the 2010 acquisition included in the Consolidated Statements of Operations is not material.  The following table presents unaudited pro forma financial information for fiscal 2009 as if the fiscal 2010 acquisition had occurred as of November 1, 2008 for purposes of the information presented for the year ended October 31, 2009.  Had the fiscal 2010 acquisition been consummated as of November 1, 2009, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2010 would not have been materially different than the reported amounts.  The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2008.  The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired and increased interest expense associated with borrowings to finance the acquisition.

Year ended
October 31, 2009
Net sales	$563,025,000
Net income from consolidated operations	$61,966,000
Net income attributable to HEICO	$46,747,000
Net income per share attributable to HEICO shareholders:
Basic	$1.43
Diluted	$1.38

3.      SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
	2010	2009
Accounts receivable	$94,283,000	$80,399,000
Less: Allowance for doubtful accounts	(2,468,000)	(2,535,000)
Accounts receivable, net	$91,815,000	$77,864,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
	2010	2009
Costs incurred on uncompleted contracts	$6,323,000	$10,280,000
Estimated earnings	7,603,000	8,070,000
	13,926,000	18,350,000
Less: Billings to date	(8,967,000)	(12,543,000)
	$4,959,000	$5,807,000
Included in the accompanying Consolidated Balance
Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$5,135,000	$5,832,000
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(176,000)	(25,000)
	$4,959,000	$5,807,000

Changes in estimates pertaining to percentage of completion contracts did not have a material effect on net income from consolidated operations in fiscal 2010, 2009 or 2008.

Inventories

	As of October 31,
	2010	2009
Finished products	$72,263,000	$79,665,000
Work in process	19,034,000	14,279,000
Materials, parts, assemblies and supplies	46,918,000	43,641,000
Inventories, net of valuation reserves	$138,215,000	$137,585,000

Inventories related to long-term contracts were not significant as of October 31, 2010 and 2009.

Property, Plant and Equipment

	As of October 31,
	2010	2009
Land	$3,656,000	$3,656,000
Buildings and improvements	38,772,000	38,091,000
Machinery, equipment and tooling	85,095,000	80,697,000
Construction in progress	6,319,000	5,331,000
	133,842,000	127,775,000
Less: Accumulated depreciation and amortization	(74,839,000)	(67,247,000)
Property, plant and equipment, net	$59,003,000	$60,528,000

The amounts set forth above include tooling costs having a net book value of $4,479,000 and $4,369,000 as of October 31, 2010 and 2009, respectively.  Amortization expense on capitalized tooling was $1,857,000, $1,825,000 and $1,575,000 for the fiscal years ended October 31, 2010, 2009 and 2008, respectively.  Expenditures for capitalized tooling costs were $1,750,000, $2,193,000 and $1,412,000 in fiscal 2010, 2009 and 2008, respectively.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $8,668,000, $8,365,000 and $7,990,000 for the fiscal years ended October 31, 2010, 2009 and 2008, respectively.

Included in the Company’s property, plant and equipment is rotable equipment located at various customer locations in connection with certain repair and maintenance agreements.  The rotables are stated at a net book value of $219,000 and $631,000 as of October 31, 2010 and 2009, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
	2010	2009
Accrued employee compensation and related payroll taxes	$26,556,000	$14,745,000
Accrued customer rebates and credits	9,230,000	9,689,000
Accrued additional purchase consideration	4,104,000	1,775,000
Other	12,211,000	10,769,000
Accrued expenses and other current liabilities	$52,101,000	$36,978,000

The increase in accrued employee compensation and related payroll taxes as of October 31, 2010 compared to October 31, 2009 reflects a higher level of accrued performance awards based on the improved consolidated operating results.

The total customer rebates and credits deducted within net sales for the fiscal years ended October 31, 2010, 2009 and 2008 were $8,866,000, $8,315,000 and $10,249,000, respectively.

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  In fiscal 2008, the LCP was amended principally to allow director fees that would otherwise be payable in Company common stock to be deferred into the Plan, and, when distributed, amounts would be distributable in actual shares of Company common stock.  During fiscal 2009, the LCP was amended to comply with the final Section 409A regulations issued by the Internal Revenue Service, which became effective January 1, 2009.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the Plan charged to income in fiscal 2010, 2009 and 2008 totaled $2,862,000, $2,195,000 and $2,075,000, respectively.  The aggregate liabilities of the LCP were $22,223,000 and $15,552,000 as of October 31, 2010 and 2009, respectively, and are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $22,604,000 and $15,811,000 as of October 31, 2010 and 2009, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $4,283,000 and $3,953,000 as of October 31, 2010 and 2009, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees.  The Company makes no contributions to this plan.  The assets of this plan, which equaled the deferred compensation liability as of October 31, 2010 and 2009, respectively, are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets.  Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments:  the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill during fiscal 2010 and 2009 by operating segment are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2008	$181,126,000	$142,267,000	$323,393,000
Goodwill acquired	6,444,000	29,269,000	35,713,000
Adjustments to goodwill	866,000	1,612,000	2,478,000
Accrued additional purchase consideration	—	1,775,000	1,775,000
Foreign currency translation adjustments	23,000	1,861,000	1,884,000
Balances as of October 31, 2009	188,459,000	176,784,000	365,243,000
Goodwill acquired	—	12,920,000	12,920,000
Adjustments to goodwill	—	1,960,000	1,960,000
Accrued additional purchase consideration	—	4,104,000	4,104,000
Foreign currency translation adjustments	—	789,000	789,000
Balances as of October 31, 2010	$188,459,000	$196,557,000	$385,016,000

The goodwill acquired during fiscal 2010 relates to the current year acquisition described in Note 2, Acquisitions.  The goodwill acquired during fiscal 2009 relates to the prior year acquisitions described in Note 2, Acquisitions, as well as acquisitions of redeemable noncontrolling interests described in Note 12, Redeemable Noncontrolling Interests.  The amounts represent the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed (inclusive of contingent consideration for the fiscal 2010 acquisition).  The adjustments to goodwill during fiscal 2010 and 2009 principally represent additional purchase consideration paid relating to prior year acquisitions for which the earnings objectives were met in fiscal 2010 and 2009, respectively.  The accrued additional purchase consideration recognized in fiscal 2010 and 2009 is the result of certain subsidiaries of the ETG meeting certain earnings objectives in those respective fiscal years.  See Note 2 and Note 16, Commitments and Contingencies, for additional information regarding additional contingent purchase consideration.  The foreign currency translation adjustment reflects unrealized translation gains on the goodwill recognized in connection with foreign subsidiaries.  Foreign currency translation adjustments are included in other comprehensive income in the Company’s Consolidated Statements of Shareholders’ Equity and Comprehensive Income.  The Company estimates that approximately $19 million and $25 million of the goodwill recognized in fiscal 2010 and 2009, respectively, will be deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2010, the Company determined there is no impairment of its goodwill as the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Identifiable intangible assets consist of:

	As of October 31, 2010			As of October 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$37,338,000	$(12,142,000)	$25,196,000	$33,237,000	$(9,944,000)	$23,293,000
Intellectual property	7,281,000	(1,372,000)	5,909,000	3,369,000	(628,000)	2,741,000
Licenses	1,000,000	(621,000)	379,000	1,000,000	(547,000)	453,000
Non-compete agreements	1,170,000	(1,019,000)	151,000	1,221,000	(969,000)	252,000
Patents	554,000	(270,000)	284,000	575,000	(246,000)	329,000
Trade names	569,000	(112,000)	457,000	569,000	—	569,000
	47,912,000	(15,536,000)	32,376,000	39,971,000	(12,334,000)	27,637,000
Non-Amortizing Assets:
Trade names	17,111,000	—	17,111,000	13,951,000	—	13,951,000
	$65,023,000	$(15,536,000)	$49,487,000	$53,922,000	$(12,334,000)	$41,588,000

The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of October 31, 2010 compared to October 31, 2009 principally relates to such intangible assets recognized in connection with an acquisition made during the second quarter of fiscal 2010 (see Note 2, Acquisitions, and Note 17, Supplemental Disclosures of Cash Flow Information).  The increase in the gross carrying amount of customer relationships recognized in connection with the fiscal 2010 acquisition was partially offset by the write-off of certain such fully amortized intangible assets and a write-down to fair value of certain other such intangible assets.  During fiscal 2010 and 2009, the Company recognized impairment losses of approximately $1.1 million and $.2 million, respectively, from the write-down of certain customer relationships and $.3 million and $.1 million, respectively, from the write-down of trade names, within the ETG to their estimated fair values, due to reductions in future cash flows associated with such intangible assets.  The impairment losses were recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.

The weighted average amortization period of the customer relationships and intellectual property acquired during fiscal 2010 is eight years.  Based on the final purchase price allocations during the allocation period for certain fiscal 2009 acquisitions, the weighted average amortization period of the customer relationships and intellectual property acquired in fiscal 2009 is approximately eight years and seven years, respectively.  The weighted average amortization period of the finite-lived trade names and non-compete agreements acquired during fiscal 2009 is approximately five years and two years, respectively.

Amortization expense of other intangible assets was $6,795,000, $4,499,000 and $5,156,000 for the fiscal years ended October 31, 2010, 2009 and 2008, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $6,100,000 in fiscal 2011, $5,396,000 in fiscal 2012, $4,936,000 in fiscal 2013, $4,639,000 in fiscal 2014, $3,495,000 in fiscal 2015 and $7,810,000 thereafter.

5.      LONG-TERM DEBT

Long-term debt consists of the following:

	As of October 31,
	2010	2009
Borrowings under revolving credit facility	$14,000,000	$55,000,000
Notes payable, capital leases and equipment loans	221,000	431,000
	14,221,000	55,431,000
Less: Current maturities of long-term debt	(148,000)	(237,000)
	$14,073,000	$55,194,000

The aggregate balance of long-term debt will mature within the next three fiscal years with $148,000 in fiscal 2011, $52,000 in fiscal 2012 and $14,021,000 in fiscal 2013.

Revolving Credit Facility

In May 2008, the Company amended its revolving credit facility by entering into a $300 million Second Amended and Restated Revolving Credit Agreement (“Credit Facility”) with a bank syndicate, which matures in May 2013.  Under certain circumstances, the maturity may be extended for two one-year periods.  The Credit Facility also includes a feature that will allow the Company to increase the Credit Facility, at its option, up to $500 million through increased commitments from existing lenders or the addition of new lenders.  The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions.  Advances under the Credit Facility accrue interest at the Company’s choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interest and non-cash charges, or “leverage ratio”).  The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%.  The applicable margins for LIBOR-based borrowings range from .625% to 2.25%.  A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company’s leverage ratio).  The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit.  The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio.  In the event the Company’s leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of the Company’s subsidiaries.

As of October 31, 2010 and 2009, the Company had a total of $14 million and $55 million, respectively, borrowed under its revolving credit facility at a weighted average interest rate of .9% as of each period.  The amounts were primarily borrowed to fund acquisitions (see Note 2, Acquisitions) as well as for working capital and general corporate purposes.  The revolving credit facility contains both financial and non-financial covenants.  As of October 31, 2010, the Company was in compliance with all such covenants.

6.      INCOME TAXES

The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows:

	Year ended October 31,
	2010	2009	2008
Current:
Federal	$29,180,000	$25,920,000	$27,118,000
State	4,659,000	3,890,000	4,225,000
Foreign	1,044,000	841,000	490,000
	34,883,000	30,651,000	31,833,000
Deferred	1,817,000	(2,651,000)	3,617,000
Total income tax expense	$36,700,000	$28,000,000	$35,450,000

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, less applicable federal income tax reduction	3.2	2.5	2.9
Net tax benefit on noncontrolling interests’ share of income	(2.6)	(2.7)	(3.0)
Net tax benefit on qualified research and development activities	(1.0)	(2.9)	(.3)
Net tax benefit on qualified domestic production activities	(.8)	(.6)	(.7)
Other, net	(.1)	.6	.6
Effective tax rate	33.7%	31.9%	34.5%

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

	As of October 31,
	2010	2009
Deferred tax assets:
Inventories	$14,196,000	$13,123,000
Deferred compensation liability	9,969,000	7,407,000
Foreign R&D carryforward and credit	2,788,000	1,714,000
Bonus accrual	1,568,000	1,214,000
Net operating loss carryforward of acquired business	1,395,000	4,184,000
Stock option compensation	1,068,000	549,000
Allowance for doubtful accounts receivable	896,000	880,000
Vacation accrual	769,000	795,000
Customer rebates accrual	558,000	671,000
Other	1,864,000	1,833,000
Total deferred tax assets	35,071,000	32,370,000

Deferred tax liabilities:
Intangible asset amortization	55,750,000	50,113,000
Accelerated depreciation	3,044,000	3,700,000
Software development costs	1,905,000	1,622,000
Other	773,000	1,604,000
Total deferred tax liabilities	61,472,000	57,039,000
Net deferred tax liability	$(26,401,000)	$(24,669,000)

The net deferred tax liability is classified in the Company’s Consolidated Balance Sheets as follows:

	As of October 31,
	2010	2009
Current asset	$18,907,000	$16,671,000
Long-term liability	45,308,000	41,340,000
Net deferred tax liability	$(26,401,000)	$(24,669,000)

As of October 31, 2010 and 2009, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2,306,000 and $3,328,000, respectively, of which $1,927,000 and $2,859,000, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized.

A reconciliation of the activity related to the liability for gross unrecognized tax benefits during the fiscal years ended October 31, 2010 and 2009 is as follows:

	Year ended October 31,
	2010	2009
Balances as of beginning of year	$3,328,000	$5,742,000
Increases related to prior year tax positions	46,000	91,000
Decreases related to prior year tax positions	(1,229,000)	(3,562,000)
Increases related to current year tax positions	551,000	1,234,000
Settlements	(31,000)	(211,000)
Lapse of statutes of limitations	(359,000)	34,000
Balances as of end of year	$2,306,000	$3,328,000

The Company’s net liability for unrecognized tax benefits was $2,252,000 as of October 31, 2010, including $238,000 of interest and $170,000 of penalties and net of $462,000 in related deferred tax assets.  During the fiscal year ended October 31, 2010, the Company accrued interest of $62,000 and penalties of $22,000 related to the unrecognized tax benefits noted above.

The $1,022,000 decrease in the liability during fiscal 2010 was principally related to the finalization of a study of qualifying research and development activities used to prepare the Company’s fiscal 2009 U.S. federal and state income tax returns and the settlement of the California Franchise Tax Board examination of the income tax credit claimed for qualified research and development activities on the Company’s state of California filings for fiscal years 2001 through 2005.  The decrease in the liability reduced the Company’s income tax expense by $932,000.

The $2,414,000 decrease in the liability during fiscal 2009 was principally related to the release of liabilities for tax positions for which the uncertainty was only related to the timing of such tax benefits and the effect of a favorable settlement reached with the IRS during fiscal 2009, partially offset by increases related to current year tax positions.  During the IRS’ examination of the income tax credits claimed by the Company in its U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005, new information was obtained that supported an aggregate reduction of the liability for uncertain tax positions concerning research and development activities for fiscal years 2002 through 2008.  As a result of the IRS settlement and associated liability adjustment, the Company recognized a tax benefit, which increased net income attributable to HEICO by approximately $1,225,000 for fiscal 2009.  Further, during the second quarter of 2009, the Company filed an application with the IRS for an accounting methodology change that does not require the IRS’ advanced approval.  As this change removed the uncertainty surrounding certain tax positions that were related only to the timing of such tax benefits, the Company released the related liability, including interest, and deferred tax asset upon filing the application, which did not have a material effect on net income for the fiscal year 2009.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal or state examinations by tax authorities for fiscal years prior to 2006.

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

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2010 and 2009:

	As of October 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$22,908,000	$—	$22,908,000
Equity securities	1,267,000	—	—	1,267,000
Money market funds and cash	1,165,000	—	—	1,165,000
Mutual funds	1,002,000	—	—	1,002,000
Other	—	545,000	—	545,000
Total assets	$3,434,000	$23,453,000	$—	$26,887,000

Liabilities:
Contingent consideration	$—	$—	$1,150,000	$1,150,000

	As of October 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$15,687,000	$—	$15,687,000
Equity securities	1,057,000	—	—	1,057,000
Money market funds and cash	2,163,000	—	—	2,163,000
Mutual funds	614,000	—	—	614,000
Other	—	243,000	—	243,000
Total assets	$3,834,000	$15,930,000	$—	$19,764,000

Liabilities	—	—	—	—

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2.  Certain other assets of the LCP represent investments in HEICO common stock and money market funds that are classified within Level 1.  The assets of the Company’s other deferred compensation plan are principally invested in a life insurance policy that is classified within Level 2 and equity securities, mutual funds and money market funds that are classified within Level 1.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Consolidated Balance Sheets.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Consolidated Balance Sheets and have an aggregate value of $26,506,000 as of October 31, 2010 and $19,505,000 as of October 31, 2009.
The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2010.

As part of the agreement to acquire a subsidiary by the ETG in the second quarter of fiscal 2010, the Company may be obligated to pay contingent consideration of up to $2.0 million in fiscal 2013 should the acquired entity meet certain earnings objectives during the second and third years following the acquisition.  The $1,150,000 fair value of the contingent consideration as of the acquisition date was determined using a discounted cash flow model and probability adjusted internal estimates of the subsidiary’s future earnings and is classified in Level 3.  There have been no subsequent changes in the fair value of this contingent consideration as of October 31, 2010 and this obligation is included in other long-term liabilities in the Company’s Consolidated Balance Sheet.  Changes in the fair value of contingent consideration will be recorded in the Company’s consolidated statements of operations.

The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2010 due to the relatively short maturity of the respective instruments.  The carrying value of long-term debt approximates fair value due to its variable interest rates.

During fiscal 2010 and 2009, certain intangible assets within the ETG were measured at fair value on a nonrecurring basis, resulting in the recognition of impairment losses aggregating $1.4 million and $.3 million, respectively (see Note 4, Goodwill and Other Intangible Assets).  The fair value of each asset was determined using a discounted cash flow model and internal estimates of each asset’s future cash flows.

The following table sets forth the fair values as of October 31 of the Company’s nonfinancial assets and liabilities that were measured at fair value on a nonrecurring basis, all of which are classified in Level 3, and related impairment losses recognized during fiscal 2010 and 2009:

	2010			2009
	Carrying	Impairment	Fair Value	Carrying	Impairment	Fair Value
	Amount	Loss	(Level 3)	Amount	Loss	(Level 3)
Customer relationships	$1,871,000	$(1,080,000)	$791,000	$406,000	$(200,000)	$206,000
Trade names	1,937,000	(330,000)	1,607,000	351,000	(100,000)	251,000
Other intangible assets	28,000	(28,000)	—	—	—	—
Total		$(1,438,000)			$(300,000)

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

Share Repurchases

In accordance with the Company’s share repurchase program, 242,170 shares of Class A Common Stock were repurchased at a total cost of $3.9 million and 230,625 shares of Common Stock were repurchased at a total cost of $4.2 million during the second quarter of 2009.

In March 2009, the Company’s Board of Directors approved an increase in the Company’s share repurchase program by an aggregate 1,250,000 shares of either or both Class A Common Stock and Common Stock, bringing the total authorized for future purchase to 1,280,928 shares.

During the first and second quarters of fiscal 2010, the Company repurchased an aggregate 17,577 shares of Common Stock at a total cost of $.6 million and an aggregate 2,613 shares of Class A Common Stock at a total cost of $.1 million.  The transactions occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the number of shares authorized for future purchase under the Company’s share repurchase program.

The Company did not repurchase any shares of its common stock in fiscal 2008.

9.      STOCK OPTIONS

The Company currently has two stock option plans, the 2002 Stock Option Plan (“2002 Plan”) and the Non-Qualified Stock Option Plan, under which stock options may be granted.  The Company’s 1993 Stock Option Plan (“1993 Plan”) terminated in March 2003 on the tenth anniversary of its effective date.  No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms.  In addition, the Company granted stock options in fiscal 2002 to a former shareholder of an acquired business pursuant to an employment agreement entered into in connection with the acquisition in fiscal 1999.  A total of 3,582,520 shares of the Company’s stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2010, including 2,137,448 shares currently under option and 1,445,072 shares available for future grants.  Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options.  Incentive stock options are granted with an exercise price of not less than 100% of the fair market value of the Company’s common stock as of date of grant (110% thereof in certain cases) and are exercisable in percentages specified as of the date of grant over a period up to ten years.  Only employees are eligible to receive incentive stock options.  Non-qualified stock options under the 2002 Plan may be immediately exercisable.  In March 2008, the Company’s shareholders approved two amendments to the 2002 Plan, which principally increased the number of shares available for issuance under the plan and now requires options be granted with an exercise price of no less than fair market value of the Company’s common stock as of the date of the grant.  The options granted pursuant to the 2002 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.  Options granted under the Non-Qualified Stock Option Plan may be granted with an exercise price of no less than the fair market value of the Company’s common stock as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant.  The stock options granted to a former shareholder of an acquired business were fully vested and transferable as of the grant date and expire ten years from the date of grant.  The exercise price of such options was the fair market value as of the date of grant.  Options under all stock option plans expire no later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

	Shares	Shares Under Option
	Available		Weighted Average
	For Grant	Shares	Exercise Price
Outstanding as of October 31, 2007	203,630	2,344,163	$7.83
Shares approved by the Shareholders for the 2002 Stock Option Plan	1,875,000	—	$—
Cancelled	817	(887)	$5.33
Exercised	—	(313,598)	$7.65
Outstanding as of October 31, 2008	2,079,447	2,029,678	$7.86
Granted	(421,875)	421,875	$29.16
Exercised	—	(122,725)	$9.83
Outstanding as of October 31, 2009	1,657,572	2,328,828	$11.62
Granted	(212,500)	212,500	$40.86
Cancelled	—	(744)	$10.91
Exercised	—	(403,136)	$8.43
Outstanding as of October 31, 2010	1,445,072	2,137,448	$15.13

Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2010 is as follows:

	Options Outstanding
		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Common Stock	1,441,479	$16.98	3.9	$47,282,827
Class A Common Stock	695,969	$11.29	3.4	17,989,858
	2,137,448	$15.13	3.8	$65,272,685

	Options Exercisable
		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contractual	Intrinsic
	Exercisable	Exercise Price	Life (Years)	Value
Common Stock	1,041,479	$9.39	1.8	$42,065,227
Class A Common Stock	545,969	$7.38	1.9	16,247,778
	1,587,448	$8.70	1.9	$58,313,005

Information concerning stock options exercised is as follows:

	Year ended October 31,
	2010	2009	2008

Cash proceeds from stock option exercises	$1,815,000	$1,207,000	$2,398,000
Tax benefit realized from stock option exercises	951,000	1,890,000	6,248,000
Intrinsic value of stock option exercises	10,379,000	1,586,000	7,854,000

Net income attributable to HEICO for the fiscal years ended October 31, 2010, 2009 and 2008 includes compensation expense of $1,353,000, $181,000 and $142,000, respectively, and an income tax benefit of $516,000, $64,000 and $43,000, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2010, there was $9,131,000 of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 4.3 years.  The total fair value of stock options that vested in 2010, 2009 and 2008 was $1,212,000, $14,000 and $408,000, respectively.

For the fiscal years ended October 31, 2010, 2009 and 2008, the excess tax benefit resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised was $669,000, $1,573,000 and $4,324,000, respectively, and is presented as a financing activity in the Company’s Consolidated Statements of Cash Flows.

The weighted-average fair value of stock options granted during fiscal 2010 was $22.31 per share for Common Stock and $11.13 per share for Class A Common Stock.  The weighted-average fair value of stock options granted during fiscal 2009 was $16.79 per share for Common Stock and $10.76 per share for Class A Common Stock.  The Company did not grant any stock options in fiscal 2008.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2010 would become immediately exercisable.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the fiscal years ended October 31, 2010 and 2009:

	2010		2009
		Class A		Class A
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Expected stock price volatility	42.01%	39.57%	44.13%	39.44%
Risk-free interest rate	2.45%	3.02%	3.22%	2.80%
Dividend yield	.27%	.33%	.25%	.33%
Forfeiture rate	.00%	.00%	.00%	.00%
Expected option life (years)	9	7	9	6

10.  RETIREMENT PLANS

The Company has a qualified defined contribution retirement plan (the “Plan”) under which eligible employees of the Company and its participating subsidiaries may make Elective Deferral Contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code.  The Company generally makes a 25% or 50% Employer Matching Contribution, as determined by the Board of Directors, based on a participant’s Elective Deferral Contribution up to 6% of the participant’s Compensation for the Elective Deferral Contribution period.  The Employer Matching Contribution may be contributed to the Plan in the form of the Company’s common stock or cash, as determined by the Company.  The Company’s match of a portion of a participant’s contribution is invested in Company common stock and is based on the fair value of the shares as of the date of contribution.  The Plan also provides that the Company may contribute to the Plan additional amounts in its common stock or cash at the discretion of the Board of Directors.  Employee contributions can not be invested in Company common stock.

Participants receive 100% vesting of employee contributions and cash dividends received on Company common stock.  Vesting in Company contributions is based on a participant’s number of years of vesting service.  Contributions to the Plan charged to income in fiscal 2010, 2009 and 2008 totaled $20,000, $40,000 and $230,000, respectively.  Company contributions are made with the use of forfeited shares within the Plan.  As of October 31, 2010, the Plan held approximately 37,000 forfeited shares of Common Stock and 84,000 forfeited shares of Class A Common Stock, which are available to make future Company contributions.

In 1991, the Company established a Directors Retirement Plan covering its then current directors.  The net assets and expenses of this plan as of October 31, 2010, 2009 and 2008 were not material to the financial position of the Company.  The projected benefit obligation of this plan was $409,000 and $441,000 as of October 31, 2010 and 2009, respectively, and is classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.

11.  RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales amounts in fiscal 2010, 2009 and 2008 include approximately $22.7 million, $19.7 million and $18.4 million, respectively, of new product research and development expenses.

12.  REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2011 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of October 31, 2010, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $55 million.  The actual Redemption Amount will likely be different.  The portion of the estimated Redemption Amount as of October 31, 2010 redeemable at fair value is approximately $25 million and the portion redeemable based solely on a multiple of future earnings is approximately $30 million.

See Note 1, Summary of Significant Accounting Policies, for more information regarding how the Company accounts for its redeemable noncontrolling interests in accordance with new accounting guidance adopted as of the beginning of fiscal 2010 and the Company’s Consolidated Statements of Shareholders’ Equity and Comprehensive Income for a summary of changes in redeemable noncontrolling interests for fiscal 2010.  Acquisitions of redeemable noncontrolling interests are treated as equity transactions under the new accounting guidance.  During fiscal 2008 and 2009, the Company accounted for acquisitions of redeemable noncontrolling interests under the accounting guidance in effect at that time pertaining to step acquisitions.  The excess of the purchase price paid over the carrying amount was allocated principally to goodwill under such guidance.  The Company’s Consolidated Statement of Shareholders’ Equity and Comprehensive Income for fiscal 2008 and 2009 is presented on a retrospective basis to reflect the adoption of new accounting guidance as of November 1, 2009 pertaining to redeemable noncontrolling interests, which resulted in an increase to redeemable noncontrolling interests and a decrease to retained earnings.  The subsequent acquisition of certain redeemable noncontrolling interests on a retrospective basis results in a reversal of any previously recorded decrease to retained earnings related to such redeemable noncontrolling interests recorded as part of the adoption of this new accounting guidance.

The portion of adjustments to the redemption amount of redeemable noncontrolling interests determined to be in excess of fair value in fiscal 2010 was $102,000, which affects the calculation of basic and diluted net income per share attributable to HEICO shareholders under the two-class method.  No portions of the adjustments to the redemption amount of redeemable noncontrolling interests were determined to be in excess of fair value in fiscal 2009 and 2008.  See Note 13, Net Income per Share Attributable to HEICO Shareholders, for the computation of net income per share under the two-class method.

A summary of the put and call rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries and transactions involving redeemable noncontrolling interests during fiscal 2010, 2009 and 2008 is as follows:

As part of the agreement to acquire an 80% interest in a subsidiary by the ETG in fiscal 2004, the noncontrolling interest holders currently have the right to cause the Company to purchase their interests over a five-year period and the Company has the right to purchase the noncontrolling interests over a five-year period beginning in fiscal 2015, or sooner under certain conditions.

Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, certain noncontrolling interest holders exercised their option during fiscal 2007 to cause the Company to purchase their aggregate 3% interest over a four-year period that ended in fiscal 2010.  Pursuant to this same purchase agreement, certain other noncontrolling interest holders exercised their option during fiscal 2009 to cause the Company to purchase their aggregate 10.5% interest over a four-year period ending in fiscal 2012.  Accordingly, the Company increased its ownership interest in the subsidiary by an aggregate 8.3% (or one-fourth of such applicable noncontrolling interest holders’ aggregate interest in fiscal years 2007 through 2010) to 93.3% effective April 2010.  The purchase prices of the acquired equity interests were paid using cash provided by operating activities.  Further, the remaining noncontrolling interest holders currently have the right to cause the Company to purchase their aggregate 1.5% interest over a four-year period.

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the noncontrolling interest holders exercised their option during fiscal 2008 to cause the Company to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011.  Accordingly, the Company increased its ownership interest in the subsidiary by 7% (or one-fourth of such noncontrolling interest holders’ aggregate interest) to 58% effective April 2008.  The Company and the noncontrolling interest holders agreed to accelerate the purchase of 14% of these equity interests (7% from April 2009 and 7% from April 2010), which increased the Company’s ownership interest to 72% effective December 2008.  The remaining 7% interest is scheduled to be purchased in April 2011.  Further, the Company has the right to purchase the remaining 21% of the equity interests of the subsidiary over a three-year period beginning in fiscal 2012, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

As part of the agreement to acquire an 80% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2014, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

As part of the agreement to acquire an 80.1% interest in a subsidiary by the FSG in fiscal 2008, the Company has the right to purchase the noncontrolling interests over a five-year period beginning in fiscal 2014, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.  In May 2010, the Company, through the FSG, acquired an additional 2.2% equity interest in the subsidiary, which increased the Company’s ownership interest to 82.3%.  The additional equity interest acquired was pursuant to an amendment to the original agreement which does not affect the put/call provisions pertaining to the remaining noncontrolling interests.

During the first quarter of fiscal 2009, the Company, through HEICO Aerospace, acquired the remaining 10% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 100% effective October 31, 2008.  The purchase price of the acquired equity interest, which was accrued as of October 31, 2008, was paid using cash provided by operating activities.

As part of an agreement to acquire an 82.5% interest in a subsidiary by the ETG in fiscal 2009, the Company has the right to purchase the noncontrolling interests beginning in fiscal 2014, or sooner under certain conditions, and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interests over the same period.

The purchase prices of the redeemable noncontrolling interests acquired in fiscal 2010 were paid using cash provided by operating activities.  The purchase prices of the redeemable noncontrolling interests acquired in fiscal 2009 and 2008 were paid in cash using proceeds from the Company’s revolving credit facility unless otherwise noted.  The aggregate cost of the redeemable noncontrolling interests acquired was $.8 million, $11.3 million and $4.3 million in fiscal 2010, 2009 and 2008, respectively.

13.  NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders using the two-class method is as follows:

	Year ended October 31,
	2010	2009	2008
Numerator:
Net income attributable to HEICO	$54,938,000	$44,626,000	$48,511,000
Less: redemption amount of redeemable noncontrolling interests in excess of fair value (see Note 12)	102,000	—	—
Net income attributable to HEICO, as adjusted	$54,836,000	$44,626,000	$48,511,000

Denominator:
Weighted average common shares outstanding - basic	32,832,508	32,755,999	32,886,424
Effect of dilutive stock options	938,322	1,024,040	1,167,771
Weighted average common shares outstanding - diluted	33,770,830	33,780,039	34,054,195

Net income per share attributable to HEICO shareholders:
Basic	$1.67	$1.36	$1.48
Diluted	$1.62	$1.32	$1.42

Anti-dilutive stock options excluded	415,625	107,864	—

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales:
2010	$135,535,000	$153,845,000	$158,270,000	$169,370,000
2009	$130,437,000	$130,166,000	$134,086,000	$143,607,000

Gross profit:
2010	$50,120,000	$53,626,000	$57,553,000	$61,048,000
2009	$43,904,000	$42,518,000	$45,811,000	$48,778,000

Net income from consolidated operations:
2010	$16,030,000	$16,908,000	$19,526,000	$19,891,000
2009	$15,351,000	$14,296,000	$14,918,000	$15,280,000

Net income attributable to HEICO:
2010	$11,793,000	$12,573,000	$14,930,000	$15,642,000
2009	$11,317,000	$10,541,000	$11,132,000	$11,636,000

Net income per share attributable to HEICO:
Basic:
2010	$.36	$.38	$.45	$.47
2009	$.34	$.32	$.34	$.36

Diluted:
2010	$.35	$.37	$.44	$.46
2009	$.33	$.31	$.33	$.35

During the fourth quarter of fiscal 2010, the Company recorded impairment losses related to the write-down of certain intangible assets to their estimated fair values, which decreased net income attributable to HEICO by $713,000, or $.02 per diluted share, in aggregate.

During the first and second quarters of fiscal 2009, the Company reached a settlement with the Internal Revenue Service concerning the income tax credit claimed by the Company on its U.S. federal filings for qualified research and development activities incurred during fiscal years 2002 through 2005 as well as an aggregate reduction to the related liability for unrecognized tax benefits for fiscal years 2006 through 2008, which increased net income attributable to HEICO by approximately $1,225,000, or $.04 per diluted share.

Due to changes in the average number of common shares outstanding, net income per share for the full fiscal year may not equal the sum of the four individual quarters.

15.  OPERATING SEGMENTS

The Company has two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.  The Flight Support Group designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.  The Electronic Technologies Group designs and manufactures electronic, microwave, and electro-optical equipment and components, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products, underwater locator beacons and traveling wave tube amplifiers primarily for the aviation, defense, space, medical, telecommunication and electronic industries.

The Company’s reportable operating segments offer distinctive products and services that are marketed through different channels.  They are managed separately because of their unique technology and service requirements.

Segment Profit or Loss

The accounting policies of the Company’s operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies.  Management evaluates segment performance based on segment operating income.

Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows:

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
Year ended October 31, 2010:
Net sales	$412,337,000	$205,648,000	$(965,000)	$617,020,000
Depreciation and amortization	9,899,000	7,308,000	390,000	17,597,000
Operating income	67,896,000	56,126,000	(14,849,000)	109,173,000
Capital expenditures	7,343,000	1,502,000	32,000	8,877,000
Total assets	410,666,000	328,577,000	42,400,000	781,643,000

Year ended October 31, 2009:
Net sales	$395,423,000	$143,372,000	$(499,000)	$538,296,000
Depreciation and amortization	9,801,000	4,728,000	438,000	14,967,000
Operating income	60,003,000	39,981,000	(11,729,000)	88,255,000
Capital expenditures	8,518,000	1,670,000	65,000	10,253,000
Total assets	414,030,000	285,602,000	33,278,000	732,910,000

Year ended October 31, 2008:
Net sales	$436,810,000	$146,044,000	$(507,000)	$582,347,000
Depreciation and amortization	9,339,000	5,238,000	475,000	15,052,000
Operating income	81,184,000	38,775,000	(14,171,000)	105,788,000
Capital expenditures	10,735,000	2,093,000	627,000	13,455,000
Total assets	418,079,000	220,888,000	37,575,000	676,542,000

Major Customer and Geographic Information

No one customer accounted for 10% or more of the Company’s consolidated net sales during the last three fiscal years.  The Company’s net sales originating and long-lived assets held outside of the United States during each of the last three fiscal years were not material.

The Company markets its products and services in approximately 100 countries.  The Company’s net sales to any country other than the United States of America did not exceed 10% of consolidated net sales.  Sales are attributed to countries based on the location of customers.  The composition of the Company’s net sales to customers located in the United States of America and to those in other countries for each of the last three fiscal years ended October 31 is as follows:

	Year ended October 31,
	2010	2009	2008
United States of America	$423,916,000	$367,736,000	$400,447,000
Other countries	193,104,000	170,560,000	181,900,000
Total	$617,020,000	$538,296,000	$582,347,000

16.  COMMITMENTS AND CONTINGENCIES

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

Future minimum payments under non-cancelable operating leases for the next five fiscal years and thereafter are estimated to be as follows:

Year ending October 31,
2011	$6,167,000
2012	5,542,000
2013	4,106,000
2014	2,318,000
2015	2,168,000
Thereafter	4,511,000
Total minimum lease commitments	$24,812,000

Total rent expense charged to operations for operating leases in fiscal 2010, 2009 and 2008 amounted to $6,963,000, $6,274,000 and $6,074,000, respectively.

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability for fiscal 2010 and 2009 are as follows:

	Year ended October 31,
	2010	2009
Balances as of beginning of year	$1,022,000	$671,000
Accruals for warranties	1,613,000	1,566,000
Warranty claims settled	(1,079,000)	(1,228,000)
Acquired warranty liabilities	80,000	13,000
Balances as of end of year	$1,636,000	$1,022,000

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $72 million U.S. dollars based on the October 31, 2010 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional purchase consideration of up to approximately $1.3 million in fiscal 2011 and $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the second and third years, respectively, following the acquisition.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional purchase consideration of up to approximately $7.6 million should the subsidiary meet certain earnings objectives during the second year following the acquisition.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that the Company could be required to pay is approximately $91 million payable over future periods beginning in fiscal 2011 through fiscal 2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that the Company would be required to pay is approximately $9 million.  The actual contingent purchase consideration will likely be different.

Litigation

The Company is involved in various legal actions arising in the normal course of business.  Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

17.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was $532,000, $617,000 and $2,443,000 in fiscal 2010, 2009 and 2008, respectively.  Cash paid for income taxes was $37,300,000, $30,209,000 and $26,669,000 in fiscal 2010, 2009 and 2008, respectively.  Cash received from income tax refunds in fiscal 2010, 2009 and 2008 was $3,031,000, $5,398,000 and $29,000 respectively.

Cash investing activities related to acquisitions, including contingent purchase price payments to previous owners of businesses acquired prior to fiscal 2010, is as follows:

	Year ended October 31,
	2010	2009	2008
Fair value of assets acquired:
Liabilities assumed	$3,952,000	$3,881,000	$1,561,000
Noncontrolling interests in consolidated subsidiaries	—	3,305,000	779,000
Less:
Goodwill	15,372,000	30,389,000	7,181,000
Identifiable intangible assets	15,400,000	21,562,000	3,355,000
Accounts receivable	6,685,000	4,720,000	2,045,000
Inventories	3,184,000	4,249,000	1,328,000
Accrued additional purchase consideration	1,775,000	2,212,000	11,736,000
Property, plant and equipment	573,000	553,000	1,381,000
Other assets	24,000	3,299,000	75,000
Acquisitions, net of cash acquired	$(39,061,000)	$(59,798,000)	$(24,761,000)

In connection with certain acquisitions, the Company accrued additional purchase consideration aggregating $4.1 million, $1.8 million and $2.2 million as of October 31, 2010, 2009 and 2008, respectively, which was allocated to goodwill (see Note 2, Acquisitions, and Note 4, Goodwill and Other Intangible Assets).

There were no significant capital leases or other equipment financing activities during fiscal 2010, 2009 and 2008.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that the Company’s internal control over financial reporting is effective as of October 31, 2010.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of October 31, 2010.  A copy of the report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, as well as information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) within 120 days after the close of fiscal 2010.

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

Item 11.   EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2010.

Equity compensation plan information is set forth in Item 5 of Part II hereof under the caption “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2010.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services by the principal accountant is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2010.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

The following consolidated financial statements of the Company and subsidiaries are included in Part II, Item 8:
Page

Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of October 31, 2010 and 2009	44
Consolidated Statements of Operations for the years ended October 31, 2010,
2009 and 2008	45
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the years ended October 31, 2010, 2009 and 2008	46
Consolidated Statements of Cash Flows for the years ended October 31, 2010,
2009 and 2008	48
Notes to Consolidated Financial Statements	49

(a)(2)     Financial Statement Schedules

The following financial statement schedule of the Company and subsidiaries is included herein:

•	Schedule II – Valuation and Qualifying Accounts

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

10.2#	—	First Amendment, effective as of January 1, 2007, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 2008.*

10.3#	—	Second Amendment, effective as of January 1, 2009, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 2008.*

10.4#	—	Third Amendment, effective as of January 1, 2007, to the HEICO Savings and Investment Plan.*
10.5#	—	Fourth Amendment, effective as of January 1, 2009, to the HEICO Savings and Investment Plan.**

10.6#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

10.7#	—
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

Exhibit		Description

10.11#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2008.*

10.12#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2009.*

10.13#	—	HEICO Corporation 2007 Incentive Compensation Plan, effective as of November 1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2007.*

10.14	—
Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to
Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997.*

10.15	—
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

21	—	Subsidiaries of HEICO Corporation.**

23	—	Consent of Independent Registered Public Accounting Firm.**

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	—	Section 1350 Certification of Chief Executive Officer.***

32.2	—	Section 1350 Certification of Chief Financial Officer.***

101.INS	—	XBRL Instance Document.^

101.SCH	—	XBRL Taxonomy Extension Schema Document.^

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.^

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.^

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.^

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.^

#         Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*         Previously filed.
**       Filed herewith.
***     Furnished herewith.

^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2010	2009	2008

Allowance for doubtful accounts:
Allowance as of beginning of year	$2,535,000	$2,587,000	$1,712,000
Additions charged to costs and expenses (a)	1,452,000	52,000	872,000
Additions charged to other accounts (b)	—	26,000	29,000
Deductions (c)	(1,519,000)	(130,000)	(26,000)
Allowance as of end of year	$2,468,000	$2,535,000	$2,587,000

(a)	Additions charged to costs and expenses in fiscal 2010 were higher than fiscal 2009 and fiscal 2008 principally as a result of ceased operations of certain customers within the Flight Support Group.
(b)	Principally additions from acquisitions.
(c)	Principally write-offs of uncollectible accounts receivable, net of recoveries.

	Year ended October 31,
	2010	2009	2008
Inventory valuation reserves:
Reserves as of beginning of year	$34,330,000	$27,186,000	$27,141,000
Additions charged to costs and expenses	2,902,000	7,649,000	1,808,000
Additions charged to other accounts (a)	11,000	391,000	731,000
Deductions (b)	(1,296,000)	(896,000)	(2,494,000)
Reserves as of end of year	$35,947,000	$34,330,000	$27,186,000

(a)	Principally additions from acquisitions.
(b)	Principally write-offs of slow moving, obsolete or damaged inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date: December 22, 2010	By:	/s/ THOMAS S. IRWIN
Thomas S. Irwin
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LAURANS A. MENDELSON	Chairman of the Board, Chief Executive Officer	December 22, 2010
Laurans A. Mendelson	and Director (Principal Executive Officer)

/s/ SAMUEL L. HIGGINBOTTOM	Director	December 22, 2010
Samuel L. Higginbottom

/s/ MARK H. HILDEBRANDT	Director	December 22, 2010
Mark H. Hildebrandt

Director
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON	Co-President and Director	December 22, 2010
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 22, 2010
Victor H. Mendelson

/s/ MITCHELL I. QUAIN	Director	December 22, 2010
Mitchell I. Quain

/s/ ALAN SCHRIESHEIM	Director	December 22, 2010
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 22, 2010
Frank J. Schwitter

EXHIBIT INDEX

Exhibit		Description

10.5	—	Fourth Amendment, effective as of January 1, 2009, to the HEICO Savings and Investment Plan.

21	—	Subsidiaries of HEICO Corporation.

23	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.