Form 10-Q
period 2011-01-31
HEICO CORP
filed 2011-03-02
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of February 25, 2011 is as follows:

Common Stock, $.01 par value	13,352,034 shares
Class A Common Stock, $.01 par value	19,949,348 shares

HEICO CORPORATION

PART I.  FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	January 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,865,000	$6,543,000
Accounts receivable, net	92,047,000	91,815,000
Inventories, net	149,445,000	138,215,000
Prepaid expenses and other current assets	6,744,000	3,769,000
Deferred income taxes	18,260,000	18,907,000
Total current assets	280,361,000	259,249,000
Property, plant and equipment, net	58,134,000	59,003,000
Goodwill	389,202,000	385,016,000
Intangible assets, net	63,100,000	49,487,000
Other assets	34,703,000	28,888,000
Total assets	$825,500,000	$781,643,000
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$91,000	$148,000
Trade accounts payable	33,601,000	28,604,000
Accrued expenses and other current liabilities	45,966,000	52,101,000
Income taxes payable	1,531,000	979,000
Total current liabilities	81,189,000	81,832,000
Long-term debt, net of current maturities	24,074,000	14,073,000
Deferred income taxes	44,967,000	45,308,000
Other long-term liabilities	36,924,000	30,556,000
Total liabilities	187,154,000	171,769,000
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (Note 10)	61,196,000	55,048,000
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000,000 shares authorized 13,252,034 and 13,126,005 shares issued and outstanding	133,000	131,000
Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 19,935,679 and 19,863,572 shares issued and outstanding	199,000	199,000
Capital in excess of par value	232,151,000	227,993,000
Accumulated other comprehensive income (loss)	312,000	(124,000)
Retained earnings	256,123,000	240,913,000
Total HEICO shareholders’ equity	488,918,000	469,112,000
Noncontrolling interests	88,232,000	85,714,000
Total shareholders’ equity	577,150,000	554,826,000
Total liabilities and equity	$825,500,000	$781,643,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	Three months ended January 31,
	2011	2010

Net sales	$174,219,000	$135,535,000

Operating costs and expenses:
Cost of sales	110,293,000	85,415,000
Selling, general and administrative expenses	31,554,000	25,576,000

Total operating costs and expenses	141,847,000	110,991,000

Operating income	32,372,000	24,544,000

Interest expense	(54,000)	(119,000)
Other income	55,000	155,000

Income before income taxes and noncontrolling interests	32,373,000	24,580,000

Income tax expense	9,850,000	8,550,000

Net income from consolidated operations	22,523,000	16,030,000

Less: Net income attributable to noncontrolling interests	5,449,000	4,237,000

Net income attributable to HEICO	$17,074,000	$11,793,000

Net income per share attributable to HEICO shareholders:
Basic	$.52	$.36
Diluted	$.50	$.35

Weighted average number of common shares outstanding:
Basic	33,087,674	32,683,590
Diluted	33,908,223	33,701,918

Cash dividends per share	$.060	$.048

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME – UNAUDITED

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2010	$55,048,000	$131,000	$199,000	$227,993,000	$(124,000)	$240,913,000	$85,714,000	$554,826,000
Comprehensive income:
Net income	2,931,000	—	—	—	—	17,074,000	2,518,000	19,592,000
Foreign currency translation adjustments	—	—	—	—	436,000	—	—	436,000
Total comprehensive income	2,931,000	—	—	—	436,000	17,074,000	2,518,000	20,028,000
Cash dividends ($.06 per share)	—	—	—	—	—	(1,990,000)	—	(1,990,000)
Tax benefit from stock option exercises	—	—	—	7,695,000	—	—	—	7,695,000
Proceeds from stock option exercises	—	2,000	1,000	292,000	—	—	—	295,000
Stock option compensation expense	—	—	—	543,000	—	—	—	543,000
Redemptions of common stock related to stock option exercises	—	—	—	(4,371,000)	—	—	—	(4,371,000)
Distributions to noncontrolling interests	(2,269,000)	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisition	5,612,000	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(126,000)	—	—	—	—	126,000	—	126,000
Other	—	—	(1,000)	(1,000)	—	—	—	(2,000)
Balances as of January 31, 2011	$61,196,000	$133,000	$199,000	$232,151,000	$312,000	$256,123,000	$88,232,000	$577,150,000

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2009	$56,937,000	$104,000	$157,000	$224,625,000	$(1,381,000)	$189,485,000	$77,668,000	$490,658,000
Comprehensive income:
Net income	2,205,000	—	—	—	—	11,793,000	2,032,000	13,825,000
Foreign currency translation adjustments	—	—	—	—	(23,000)	—	—	(23,000)
Total comprehensive income	2,205,000	—	—	—	(23,000)	11,793,000	2,032,000	13,802,000
Cash dividends ($.048 per share)	—	—	—	—	—	(1,570,000)	—	(1,570,000)
Tax benefit from stock option exercises	—	—	—	947,000	—	—	—	947,000
Proceeds from stock option exercises	—	—	—	232,000	—	—	—	232,000
Stock option compensation expense	—	—	—	308,000	—	—	—	308,000
Redemptions of common stock related to stock option exercises	—	—	—	(353,000)	—	—	—	(353,000)
Distributions to noncontrolling interests	(2,508,000)	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	302,000	—	—	—	—	(302,000)	—	(302,000)
Other	1,000	—	—	—	2,000	—	—	2,000
Balances as of January 31, 2010	$56,937,000	$104,000	$157,000	$225,759,000	$(1,402,000)	$199,406,000	$79,700,000	$503,724,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three months ended January 31,
	2011	2010

Operating Activities:
Net income from consolidated operations	$22,523,000	$16,030,000
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	4,307,000	4,251,000
Deferred income tax provision	347,000	429,000
Tax benefit from stock option exercises	7,695,000	947,000
Excess tax benefit from stock option exercises	(6,359,000)	(666,000)
Stock option compensation expense	543,000	308,000
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	4,836,000	3,401,000
Increase in inventories	(2,045,000)	(4,082,000)
Increase in prepaid expenses and other current assets	(2,534,000)	(1,352,000)
Increase in trade accounts payable	1,027,000	1,179,000
Decrease in accrued expenses and other current liabilities	(8,010,000)	(4,486,000)
Increase in income taxes payable	782,000	4,387,000
Other	435,000	(69,000)
Net cash provided by operating activities	23,547,000	20,277,000

Investing Activities:
Acquisitions, net of cash acquired	(22,588,000)	(2,182,000)
Capital expenditures	(1,637,000)	(2,158,000)
Other	6,000	(3,000)
Net cash used in investing activities	(24,219,000)	(4,343,000)

Financing Activities:
Borrowings on revolving credit facility	28,000,000	1,000,000
Payments on revolving credit facility	(18,000,000)	(13,000,000)
Excess tax benefit from stock option exercises	6,359,000	666,000
Redemptions of common stock related to stock option exercises	(4,371,000)	(353,000)
Distributions to noncontrolling interests	(2,269,000)	(2,508,000)
Cash dividends paid	(1,990,000)	(1,570,000)
Proceeds from stock option exercises	295,000	232,000
Other	(59,000)	(34,000)
Net cash provided by (used in) financing activities	7,965,000	(15,567,000)

Effect of exchange rate changes on cash	29,000	(10,000)

Net increase in cash and cash equivalents	7,322,000	357,000
Cash and cash equivalents at beginning of year	6,543,000	7,167,000
Cash and cash equivalents at end of period	$13,865,000	$7,524,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.  The October 31, 2010 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented.  The results of operations for the three months ended January 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Stock Split

All applicable fiscal 2010 share and per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2010.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires additional disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements.  The Company adopted ASU 2010-06 as of the beginning of fiscal 2010, except the additional Level 3 disclosures, which are effective in fiscal years beginning after December 15, 2010, or as of fiscal 2012 for HEICO.  The Company will make the additional Level 3 disclosures, if applicable, as of the date of adoption.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  Under ASU 2010-29, supplemental pro forma information disclosures pertaining to acquisitions should be presented as if the business combination(s) occurred as of the beginning of the prior annual period when comparative financial statements are presented.  ASU 2010-29 is effective for business combinations consummated in fiscal periods beginning after December 15, 2010.  Early adoption is permitted and the Company adopted the new guidance on a prospective basis as of December 2010.

2.      ACQUISITIONS

In December 2010, the Company, through its HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) subsidiary, acquired 80.1% of the assets and assumed certain liabilities of Blue Aerospace LLC.  Blue Aerospace is a supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States.  The remaining 19.9% interest continues to be owned by certain members of Blue Aerospace’s management team (see Note 10, Redeemable Noncontrolling Interests, for additional information).  The total consideration for this acquisition and related allocation to the tangible and identifiable intangible assets acquired and liabilities assumed is not material or significant to the Company’s condensed consolidated financial statements.  The purchase price was paid in cash principally using proceeds from the Company’s revolving credit facility.

The operating results of the Company’s fiscal 2011 acquisition were included in the Company’s results of operations from the effective acquisition date.  The amount of net sales and earnings of the fiscal 2011 acquisition included in the Condensed Consolidated Statements of Operations is not material.  Had the fiscal 2011 acquisition been consummated as of November 1, 2009, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the three months ended January 31, 2010 and 2011 would not have been materially different than the reported amounts.

3.      SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	January 31, 2011	October 31, 2010
Accounts receivable	$94,604,000	$94,283,000
Less: Allowance for doubtful accounts	(2,557,000)	(2,468,000)
Accounts receivable, net	$92,047,000	$91,815,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	January 31, 2011	October 31, 2010
Costs incurred on uncompleted contracts	$5,391,000	$6,323,000
Estimated earnings	5,906,000	7,603,000
	11,297,000	13,926,000
Less: Billings to date	(6,754,000)	(8,967,000)
	$4,543,000	$4,959,000
Included in the accompanying Condensed Consolidated
Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$4,658,000	$5,135,000
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings) earnings)	(115,000)	(176,000)
	$4,543,000	$4,959,000

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material for the three months ended January 31, 2011 and 2010.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the three months ended January 31, 2011 and 2010.

Inventories

	January 31, 2011	October 31, 2010
Finished products	$80,544,000	$72,263,000
Work in process	20,832,000	19,034,000
Materials, parts, assemblies and supplies	48,069,000	46,918,000
Inventories, net of valuation reserves	$149,445,000	$138,215,000

Inventories related to long-term contracts were not significant as of January 31, 2011 and October 31, 2010.

Property, Plant and Equipment

	January 31, 2011	October 31, 2010
Land	$3,656,000	$3,656,000
Buildings and improvements	39,361,000	38,772,000
Machinery, equipment and tooling	86,843,000	85,095,000
Construction in progress	5,460,000	6,319,000
	135,320,000	133,842,000
Less: Accumulated depreciation and amortization	(77,186,000)	(74,839,000)
Property, plant and equipment, net	$58,134,000	$59,003,000

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $11,519,000 and $9,230,000 as of January 31, 2011 and October 31, 2010, respectively.  The total customer rebates and credits deducted within net sales for the three months ended January 31, 2011 and 2010 was $2,580,000 and $2,379,000, respectively.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2011 are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2010	$188,459,000	$196,557,000	$385,016,000
Goodwill acquired	3,898,000	—	3,898,000
Foreign currency translation adjustments	—	288,000	288,000
Balances as of January 31, 2011	$192,357,000	$196,845,000	$389,202,000

The goodwill acquired pertains to the current year acquisition described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed.

Identifiable intangible assets consist of the following:

	As of January 31, 2011			As of October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$46,682,000	$(13,506,000)	$33,176,000	$37,338,000	$(12,142,000)	$25,196,000
Intellectual property	7,312,000	(1,594,000)	5,718,000	7,281,000	(1,372,000)	5,909,000
Licenses	2,900,000	(656,000)	2,244,000	1,000,000	(621,000)	379,000
Non-compete agreements	1,362,000	(1,057,000)	305,000	1,170,000	(1,019,000)	151,000
Patents	569,000	(281,000)	288,000	554,000	(270,000)	284,000
Trade names	569,000	(140,000)	429,000	569,000	(112,000)	457,000
	59,394,000	(17,234,000)	42,160,000	47,912,000	(15,536,000)	32,376,000
Non-Amortizing Assets:
Trade names	20,940,000	—	20,940,000	17,111,000	—	17,111,000
	$80,334,000	$(17,234,000)	$63,100,000	$65,023,000	$(15,536,000)	$49,487,000

The increase in the gross carrying amount of customer relationships, licenses, non-compete agreements and non-amortizing trade names as of January 31, 2011 compared to October 31, 2010 principally relates to such intangible assets recognized in connection with an acquisition made during the first quarter of fiscal 2011 (see Note 2, Acquisitions).  The weighted average amortization period of the customer relationships, licenses and non-compete agreements acquired is 10 years, 10 years and 2 years, respectively.

Amortization expense related to intangible assets for the three months ended January 31, 2011 and 2010 was $1,651,000 and $1,576,000, respectively.  Amortization expense related to intangible assets for the fiscal year ending October 31, 2011 is estimated to be $7,298,000.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $6,806,000 in fiscal 2012, $6,234,000 in fiscal 2013, $5,884,000 in fiscal 2014, $4,698,000 in fiscal 2015, $3,683,000 in fiscal 2016 and $9,208,000 thereafter.

5.      LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2011	October 31, 2010
Borrowings under revolving credit facility	$24,000,000	$14,000,000
Notes payable and capital leases	165,000	221,000
	24,165,000	14,221,000
Less: Current maturities of long-term debt	(91,000)	(148,000)
	$24,074,000	$14,073,000

As of January 31, 2011 and October 31, 2010, the weighted average interest rate on borrowings under the Company’s $300 million revolving credit facility was .9% as of each period.  The revolving credit facility contains both financial and non-financial covenants.  As of January 31, 2011, the Company was in compliance with all such covenants.

6.      INCOME TAXES

As of January 31, 2011, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2,592,000 of which $2,190,000 would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the three months ended January 31, 2011 is as follows:

Balance as of October 31, 2010	$2,306,000
Increases related to prior year tax positions	104,000
Increases related to current year tax positions	182,000
Balance as of January 31, 2011	$2,592,000

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations.  The accrual of interest and penalties related to the unrecognized tax benefits was not material for the three months ended January 31, 2011.  Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

In December 2010, Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” was retroactively extended for two years to cover the period from January 1, 2010 to December 31, 2011.  As a result, the Company recognized an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 in the first quarter of 2011.  The tax credit, net of expenses, increased net income attributable to HEICO by approximately $.8 million for the three months ended January 31, 2011.

7.      FAIR VALUE MEASUREMENTS

The following tables sets forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis:

	As of January 31, 2011
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$27,827,000	$—	$27,827,000
Equity securities	1,343,000	—	—	1,343,000
Money market funds and cash	1,315,000	—	—	1,315,000
Mutual funds	1,028,000	—	—	1,028,000
Other	—	476,000	556,000	1,032,000
Total assets	$3,686,000	$28,303,000	$556,000	$32,545,000

Liabilities:
Contingent consideration	$—	$—	$1,150,000	$1,150,000

	As of October 31, 2010
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$22,908,000	$—	$22,908,000
Equity securities	1,267,000	—	—	1,267,000
Money market funds and cash	1,165,000	—	—	1,165,000
Mutual funds	1,002,000	—	—	1,002,000
Other	—	545,000	—	545,000
Total assets	$3,434,000	$23,453,000	$—	$26,887,000

Liabilities:
Contingent consideration	$—	$—	$1,150,000	$1,150,000

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach.  Certain other assets of the LCP represent investments in HEICO common stock and money market funds that are classified within Level 1.  The majority of the assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds and money market funds that are classified within Level 1.  A portion of the assets within the other deferred compensation plan is currently invested in a fund that invests in future and forward contracts; most of which are privately negotiated with counterparties without going through a public exchange, and that use trading methods that are proprietary and confidential.  These assets are therefore classified within Level 3 and are valued using a market approach with corresponding gains and losses reported within other income (expense) in the Company’s Condensed Consolidated Statement of Operations.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $32,545,000 as of January 31, 2011 and $26,887,000 as of October 31, 2010, of which the LCP related assets were $28,366,000 and $22,604,000 as of January 31, 2011 and October 31, 2010, respectively.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $32,620,000 as of January 31, 2011 and $26,506,000 as of October 31, 2010, of which the LCP related liability was $28,440,000 and $22,223,000 as of January 31, 2011 and October 31, 2010, respectively.

Changes in the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2011 are as follows:

Balance as of October 31, 2010	$—
Purchases	550,000
Total unrealized gains	6,000
Balance as of January 31, 2011	$556,000

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2011.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2010, the Company may be obligated to pay contingent consideration of up to $2.0 million in fiscal 2013 should the acquired entity meet certain earnings objectives during the second and third years following the acquisition.  The $1,150,000 fair value of the contingent consideration was determined as of the acquisition date using a discounted cash flow model and probability adjusted internal estimates of the subsidiary’s future earnings and is classified in Level 3.  There have been no subsequent changes in the fair value of this contingent consideration as of January 31, 2011 and this obligation is included in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet.  Changes in the fair value of contingent consideration will be recorded in the Company’s condensed consolidated statements of operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2011 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.      SHAREHOLDERS’ EQUITY

During the first quarter of fiscal 2011, the Company repurchased an aggregate 65,706 shares of Common Stock at a total cost of approximately $3.7 million and an aggregate 17,562 shares of Class A Common Stock at a total cost of approximately $.7 million.  The transactions occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the number of shares authorized for future purchase under the Company’s share repurchase program.

9.      RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the three months ended January 31, 2011 and 2010 includes approximately $5.6 million and $5.1 million, respectively, of new product research and development expenses.

10.      REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests beginning in the second quarter of fiscal 2011 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of January 31, 2011, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $61 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of January 31, 2011 redeemable at fair value is approximately $31 million and the portion redeemable based solely on a multiple of future earnings is approximately $30 million.  The portion of periodic adjustments to the Redemption Amount based on fair value, if any, will have no effect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings in excess of fair value, if any, will affect net income per share attributable to HEICO shareholders.

As discussed in Note 2, Acquisitions, the Company entered into an agreement to acquire an 80.1% interest in a subsidiary by the FSG in December 2010.  As part of the agreement, the Company has the right to purchase the noncontrolling interests over a two-year period beginning in fiscal 2015, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.  The estimated amount of Put Rights related to the acquisition is included in the aggregate Redemption Amount above.

11.      NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows:

	Three months ended January 31,
	2011	2010
Numerator:
Net income attributable to HEICO	$17,074,000	$11,793,000

Denominator:
Weighted average common shares outstanding-basic	33,087,674	32,683,590
Effect of dilutive stock options	820,549	1,018,328
Weighted average common shares outstanding - diluted	33,908,223	33,701,918

Net income per share attributable to HEICO shareholders:
Basic	$.52	$.36
Diluted	$.50	$.35

Anti-dilutive stock options excluded	216,000	434,375

No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of ($126,000) and $302,000 for the three months ended January 31, 2011 and 2010, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

12.      OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2011 and 2010, respectively, is as follows:

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
Three months ended January 31, 2011:
Net sales	$120,641,000	$53,939,000	$(361,000)	$174,219,000
Depreciation and amortization	2,378,000	1,834,000	95,000	4,307,000
Operating income	20,429,000	15,538,000	(3,595,000)	32,372,000
Capital expenditures	1,285,000	351,000	1,000	1,637,000

Three months ended January 31, 2010:
Net sales	$93,779,000	$42,058,000	$(302,000)	$135,535,000
Depreciation and amortization	2,464,000	1,688,000	99,000	4,251,000
Operating income	16,720,000	11,170,000	(3,346,000)	24,544,000
Capital expenditures	1,949,000	206,000	3,000	2,158,000

Total assets by operating segment as of January 31, 2011 and October 31, 2010 are as follows:

	Segment		Primarily	Consolidated
	FSG	ETG	Corporate	Totals

Total assets as of January 31, 2011	$448,405,000	$324,854,000	$52,241,000	$825,500,000
Total assets as of October 31, 2010	410,666,000	328,577,000	42,400,000	781,643,000

13.      COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability for the three months ended January 31, 2011 and 2010, respectively, are as follows:

	Three months ended January 31,
	2011	2010
Balances as of beginning of fiscal year	$1,636,000	$1,022,000
Accruals for warranties	283,000	454,000
Warranty claims settled	(174,000)	(281,000)
Balances as of January 31	$1,745,000	$1,195,000

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $73 million U.S. dollars based on the January 31, 2011 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

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

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that the Company could be required to pay is approximately $92 million payable over future periods beginning in fiscal 2011 through fiscal 2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that the Company would be required to pay is approximately $16 million.  The actual contingent purchase consideration will likely be different.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2010.  One such critical accounting policy pertains to the valuation of our goodwill which we test for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be full recoverable.  Based on the results of our annual goodwill impairment test as of October 31, 2010, we determined that there was no impairment of our goodwill and the fair value of each of our reporting units significantly exceeded their carrying value.  No events or changes in circumstances have occurred since the last annual impairment test to indicate potential goodwill impairment.

Our business is comprised of two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the three months ended January 31, 2011 have been affected by the fiscal 2011 and the fiscal 2010 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report and of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2010, respectively.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations.

	Three months ended January 31,
	2011	2010
Net sales	$174,219,000	$135,535,000
Cost of sales	110,293,000	85,415,000
Selling, general and administrative expenses	31,554,000	25,576,000
Total operating costs and expenses	141,847,000	110,991,000
Operating income	$32,372,000	$24,544,000

Net sales by segment:
Flight Support Group	$120,641,000	$93,779,000
Electronic Technologies Group	53,939,000	42,058,000
Intersegment sales	(361,000)	(302,000)
	$174,219,000	$135,535,000

Operating income by segment:
Flight Support Group	$20,429,000	$16,720,000
Electronic Technologies Group	15,538,000	11,170,000
Other, primarily corporate	(3,595,000)	(3,346,000)
	$32,372,000	$24,544,000

Net sales	100.0%	100.0%
Gross profit	36.7%	37.0%
Selling, general and administrative expenses	18.1%	18.9%
Operating income	18.6%	18.1%
Interest expense	—	0.1%
Other income	—	0.1%
Income tax expense	5.7%	6.3%
Net income attributable to noncontrolling interests	3.1%	3.1%
Net income attributable to HEICO	9.8%	8.7%

Comparison of First Quarter of Fiscal 2011 to First Quarter of Fiscal 2010

Net Sales

Net sales for the first quarter of fiscal 2011 increased by 29% to a record $174.2 million, as compared to net sales of $135.5 million for the first quarter of fiscal 2010.  The increase in net sales reflects an increase of $26.9 million (a 29% increase) to a record $120.6 million in net sales within the FSG as well as an increase of $11.9 million (a 28% increase) to $53.9 million in net sales within the ETG.  The net sales increase in the FSG reflects organic growth of approximately 24% reflecting increased airline capacity as well as additional net sales of approximately $3 million contributed by a December 2010 acquisition.  The net sales increase in the ETG reflects additional net sales of approximately $7 million contributed by a fiscal 2010 acquisition as well as organic growth of approximately 12%.  The organic growth in the ETG reflects continued strength in demand for certain of our defense and electronic products.

Gross Profit and Operating Expenses

Our consolidated gross profit margin remained strong at 36.7% for the first quarter of fiscal 2011 as compared to 37.0% for the first quarter of fiscal 2010.  The slight decrease in the consolidated gross profit margin reflects lower margins within the FSG when compared to the first quarter of fiscal 2010, which included the favorable impact from the sale of some products previously written down as slow moving.  This decrease was partially offset by some improvement in ETG margins due to a more favorable product sales mix.  Consolidated cost of sales for the first quarter of fiscal 2011 and 2010 includes approximately $5.6 million and $5.1 million, respectively, of new product research and development expenses.

Selling, general and administrative (“SG&A”) expenses were $31.6 million and $25.6 million for the first quarter of fiscal 2011 and fiscal 2010, respectively.  The increase in SG&A expenses was mainly due to the operating costs of the fiscal 2011 and 2010 acquisitions referenced above.  SG&A expenses as a percentage of net sales decreased from 18.9% in the first quarter of fiscal 2010 to 18.1% in the first quarter of fiscal 2011 principally reflecting the impact of higher net sales volumes on the fixed portion of SG&A expenses within the FSG, ETG and corporate.

Operating Income

Operating income for the first quarter of fiscal 2011 increased by 32% to a record $32.4 million as compared to operating income of $24.5 million for the first quarter of fiscal 2010.  The increase in operating income reflects a $4.4 million increase (a 39% increase) to $15.5 million in operating income of the ETG in the first quarter of fiscal 2011, up from $11.2 million in the first quarter of fiscal 2010 and a $3.7 million increase (a 22% increase) in operating income of the FSG to $20.4 million for the first quarter of fiscal 2011, up from $16.7 million for the first quarter of fiscal 2010.  The increase in operating income of the ETG in the first quarter of 2011 reflects organic sales growth and the impact of the fiscal 2010 acquisition.  The increase in operating income of the FSG in the first quarter of 2011 reflects higher sales volumes.

As a percentage of net sales, our consolidated operating income increased to 18.6% for the first quarter of fiscal 2011, up from 18.1% for the first quarter of fiscal 2010.  The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG’s operating income as a percentage of net sales from 26.6% in the first quarter of fiscal 2010 to 28.8% in the first quarter of fiscal 2011 reflecting the aforementioned higher gross profit margins, partially offset by a decrease in the FSG’s operating income as a percentage of net sales to 16.9% in the first quarter of fiscal 2011 from 17.8% in the first quarter of fiscal 2010 reflecting the decrease in gross profit margins discussed above.  Operating income as a percentage of net sales for the FSG improved to 16.9% from 15.8% reported in the fourth quarter of fiscal 2010 reflecting the increase in sales volumes.

Interest Expense

Interest expense in the first quarter of fiscal 2011 and 2010 was not material.

Other Income

Other income in the first quarter of fiscal 2011 and 2010 was not material.

Income Tax Expense

Our effective tax rate in the first quarter of fiscal 2011 decreased to 30.4% from 34.8% in the first quarter of fiscal 2010.  The decrease is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 that was recognized in the first quarter of fiscal 2011.  The additional fiscal 2010 tax credit was recorded pursuant to the December 2010 retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011.  The tax credit, net of expenses, increased net income attributable to HEICO by approximately $.8 million, or $.02 per diluted share, in the first quarter of fiscal 2011.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  The increase in net income attributable to noncontrolling interests for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 is principally related to higher earnings of the FSG in which the 20% noncontrolling interest is held as well as higher earnings of certain FSG subsidiaries in which noncontrolling interests exist.

Net Income Attributable to HEICO

Net income attributable to HEICO was $17.1 million, or $.50 per diluted share, for the first quarter of fiscal 2011 compared to $11.8 million, or $.35 per diluted share, for the first quarter of fiscal 2010 reflecting the increased operating income referenced above and the benefit from the retroactive extension of the R&D income tax credit.

Outlook

In our Flight Support Group’s markets, the commercial airline industry generally expects a continued increase in capacity during 2011.  In our Electronic Technologies Group’s markets, we generally see stable or increasing demand for our products.  Based on the current economic visibility, we expect continued year-over-year sales and earnings growth for the remainder of fiscal 2011.

Liquidity and Capital Resources

Our principal uses of cash include payments of principal and interest on debt, acquisitions, capital expenditures, distributions to noncontrolling interests, cash dividends and increases in working capital.

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility.  The revolving credit facility contains both financial and non-financial covenants.  As of January 31, 2011, we were in compliance with all such covenants.  As of January 31, 2011, our net debt to shareholders’ equity ratio was 1.8%, with net debt (total debt less cash and cash equivalents) of $10.3 million.  We have no significant debt maturities until fiscal 2013.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $23.5 million for the first quarter of fiscal 2011 and consisted primarily of net income from consolidated operations of $22.5 million.  Net cash provided by operating activities increased $3.2 million from $20.3 million in the first quarter of fiscal 2010 primarily due to a $6.5 million increase in net income from consolidated operations, which was partially offset by a $3.5 million year-over-year decrease in accrued expenses and other current liabilities related to the payment of performance bonuses in the first quarter that were accrued as of the prior year end.

Investing Activities

Net cash used in investing activities of $24.2 million during the first quarter of fiscal 2011 related primarily to acquisitions of $22.6 million and capital expenditures totaling $1.6 million.  Further details regarding the acquisition made by the FSG in the first quarter of fiscal 2011 may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities during the first quarter of fiscal 2011 of $8.0 million related primarily to net borrowings on our revolving credit facility of $10.0 million and the presentation of $6.4 million of excess tax benefit from stock option exercises as a financing activity, partially offset by redemptions of common stock related to stock option exercises of $4.4 million, distributions to noncontrolling interests of $2.3 million, and the payment of $2.0 million in cash dividends on our common stock.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2010.  As discussed in a footnote to the contractual obligations table, management’s estimate of the aggregate Redemption Amount of all Put Rights that we would be required to pay was approximately $55 million as of October 31, 2010, which has increased to approximately $61 million as of January 31, 2011 as a result of the acquisition made by the FSG during the first quarter of fiscal 2011.  See Note 10, Redeemable Noncontrolling Interests, for additional information pertaining to our redeemable noncontrolling interests.

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

Acquisitions – Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $73 million U.S. dollars based on the January 31, 2011 exchange rate, should the subsidiary meet certain earnings objectives through fiscal 2012.

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

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by us or providing future services to us.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that we could be required to pay is approximately $92 million payable over future periods beginning in fiscal 2011 through fiscal 2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that we would be required to pay is approximately $16 million. The actual contingent purchase consideration will likely be different.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires additional disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements.  We adopted ASU 2010-06 as of the beginning of fiscal 2010, except the additional Level 3 disclosures, which are effective in fiscal years beginning after December 15, 2010, or as of fiscal 2012 for HEICO.  We will make the additional Level 3 disclosures, if applicable, as of the date of adoption.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  Under ASU 2010-29, supplemental pro forma information disclosures pertaining to acquisitions should be presented as if the business combination(s) occurred as of the beginning of the prior annual period when comparative financial statements are presented.  ASU 2010-29 is effective for business combinations consummated in fiscal periods beginning after December 15, 2010.  Early adoption is permitted and we adopted the new guidance on a prospective basis as of December 2010.

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements.  Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies.  We have based these forward-looking statements on our current expectations and projections about future events.  All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements.  Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information.  Therefore, actual results may differ materially from those expressed or implied in those statements.  Factors that could cause such differences include, but are not limited to:  lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; HEICO’s ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; and HEICO’s ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest and income tax rates and economic conditions within and outside of the aviation, defense, space, medical, telecommunication and electronic industries, which could negatively impact our costs and revenues.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2010.

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

During December 2010, we repurchased 65,706 shares of our Common Stock at a weighted average price of $55.65 and 17,562 shares of our Class A Common Stock at an average price of $40.71.  The fiscal 2011 transaction occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the shares that may be purchased under our existing share repurchase program.  We made no repurchases of common stock under our existing share program during the first quarter of fiscal 2011 and the number of shares that may be repurchased is 1,024,742.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	XBRL Instance Document.^

101.SCH	XBRL Taxonomy Extension Schema Document. ^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ^

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. ^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ^

*	Filed herewith.
**	Furnished herewith.
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

HEICO CORPORATION

Date: March 2, 2011	By:	/s/ THOMAS S. IRWIN
Thomas S. Irwin
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.