Form 10-Q
period 2011-04-30
HEICO CORP
filed 2011-05-31
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 24, 2011 is as follows:

Common Stock, $.01 par value	16,727,863 shares
Class A Common Stock, $.01 par value	24,987,301 shares

HEICO CORPORATION

PART I.  FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	April 30, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,760,000	$6,543,000
Accounts receivable, net	100,569,000	91,815,000
Inventories, net	153,676,000	138,215,000
Prepaid expenses and other current assets	7,006,000	3,769,000
Deferred income taxes	19,215,000	18,907,000
Total current assets	288,226,000	259,249,000

Property, plant and equipment, net	57,759,000	59,003,000
Goodwill	391,339,000	385,016,000
Intangible assets, net	61,395,000	49,487,000
Other assets	36,188,000	28,888,000
Total assets	$834,907,000	$781,643,000

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$50,000	$148,000
Trade accounts payable	36,722,000	28,604,000
Accrued expenses and other current liabilities	46,957,000	52,101,000
Income taxes payable	6,621,000	979,000
Total current liabilities	90,350,000	81,832,000

Long-term debt, net of current maturities	7,055,000	14,073,000
Deferred income taxes	45,695,000	45,308,000
Other long-term liabilities	38,370,000	30,556,000
Total liabilities	181,470,000	171,769,000
Commitments and contingencies (Note 13)

Redeemable noncontrolling interests (Note 10)	53,955,000	55,048,000
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000,000 shares authorized 16,727,863 and 16,407,506 shares issued and outstanding	167,000	131,000
Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 24,987,301 and 24,829,465 shares issued and outstanding	250,000	199,000
Capital in excess of par value	233,124,000	227,993,000
Accumulated other comprehensive income (loss)	1,743,000	(124,000)
Retained earnings	273,364,000	240,913,000
Total HEICO shareholders’ equity	508,648,000	469,112,000
Noncontrolling interests	90,834,000	85,714,000
Total shareholders’ equity	599,482,000	554,826,000
Total liabilities and equity	$834,907,000	$781,643,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010

Net sales	$358,705,000	$289,380,000	$184,486,000	$153,845,000

Operating costs and expenses:
Cost of sales	228,408,000	185,634,000	118,115,000	100,219,000
Selling, general and administrative expenses	65,012,000	53,245,000	33,458,000	27,669,000

Total operating costs and expenses	293,420,000	238,879,000	151,573,000	127,888,000

Operating income	65,285,000	50,501,000	32,913,000	25,957,000

Interest expense	(92,000)	(286,000)	(38,000)	(167,000)
Other income	206,000	423,000	151,000	268,000

Income before income taxes and noncontrolling interests	65,399,000	50,638,000	33,026,000	26,058,000

Income tax expense	20,750,000	17,700,000	10,900,000	9,150,000

Net income from consolidated operations	44,649,000	32,938,000	22,126,000	16,908,000

Less: Net income attributable to noncontrolling interests	10,745,000	8,572,000	5,296,000	4,335,000

Net income attributable to HEICO	$33,904,000	$24,366,000	$16,830,000	$12,573,000

Net income per share attributable to HEICO shareholders:
Basic	$.82	$.60	$.40	$.31
Diluted	$.80	$.58	$.40	$.30

Weighted average number of common shares outstanding:
Basic	41,493,461	40,913,676	41,627,329	40,972,865
Diluted	42,433,999	42,164,233	42,482,719	42,201,068

Cash dividends per share	$.048	$.038	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME – UNAUDITED

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2010	$55,048,000	$131,000	$199,000	$227,993,000	$(124,000)	$240,913,000	$85,714,000	$554,826,000
Comprehensive income:
Net income	5,625,000	—	—	—	—	33,904,000	5,120,000	39,024,000
Foreign currency translation adjustments	—	—	—	—	1,867,000	—	—	1,867,000
Total comprehensive income	5,625,000	—	—	—	1,867,000	33,904,000	5,120,000	40,891,000
Cash dividends ($.048 per share)	—	—	—	—	—	(1,990,000)	—	(1,990,000)
Five-for-four common stock split	—	33,000	50,000	(83,000)	—	(102,000)	—	(102,000)
Tax benefit from stock option exercises	—	—	—	7,718,000	—	—	—	7,718,000
Proceeds from stock option exercises	—	3,000	1,000	1,802,000	—	—	—	1,806,000
Stock option compensation expense	—	—	—	1,128,000	—	—	—	1,128,000
Acquisitions of noncontrolling interests	(7,241,000)	—	—	—	—	—	—	—
Redemptions of common stock related to stock option exercises	—	—	—	(5,432,000)	—	—	—	(5,432,000)
Distributions to noncontrolling interests	(4,450,000)	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisition	5,612,000	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(639,000)	—	—	—	—	639,000	—	639,000
Other	—	—	—	(2,000)	—	—	—	(2,000)
Balances as of April 30, 2011	$53,955,000	$167,000	$250,000	$233,124,000	$1,743,000	$273,364,000	$90,834,000	$599,482,000

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2009	$56,937,000	$104,000	$157,000	$224,625,000	$(1,381,000)	$189,485,000	$77,668,000	$490,658,000
Comprehensive income:
Net income	4,668,000	—	—	—	—	24,366,000	3,904,000	28,270,000
Foreign currency translation adjustments	—	—	—	—	1,512,000	—	—	1,512,000
Total comprehensive income	4,668,000	—	—	—	1,512,000	24,366,000	3,904,000	29,782,000
Cash dividends ($.038 per share)	—	—	—	—	—	(1,570,000)	—	(1,570,000)
Five-for-four common stock split	—	26,000	40,000	(66,000)	—	(68,000)	—	(68,000)
Tax benefit from stock option exercises	—	—	—	952,000	—	—	—	952,000
Proceeds from stock option exercises	—	1,000	1,000	1,383,000	—	—	—	1,385,000
Stock option compensation expense	—	—	—	610,000	—	—	—	610,000
Acquisitions of noncontrolling interests	(727,000)	—	—	—	—	—	—	—
Redemptions of common stock related to stock option exercises	—	—	—	(353,000)	—	—	—	(353,000)
Distributions to noncontrolling interests	(4,446,000)	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(311,000)	—	—	—	—	311,000	—	311,000
Other	—	—	—	(1,000)	4,000	—	—	3,000
Balances as of April 30, 2010	$56,121,000	$131,000	$198,000	$227,150,000	$135,000	$212,524,000	$81,572,000	$521,710,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six months ended April 30,
	2011	2010

Operating Activities:
Net income from consolidated operations	$44,649,000	$32,938,000
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	8,891,000	8,878,000
Impairment of intangible assets	—	281,000
Deferred income tax provision	242,000	610,000
Tax benefit from stock option exercises	7,718,000	952,000
Excess tax benefit from stock option exercises	(6,358,000)	(670,000)
Stock option compensation expense	1,128,000	610,000
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(3,597,000)	1,863,000
Increase in inventories	(6,153,000)	(184,000)
Increase in prepaid expenses and other current assets	(2,777,000)	(1,435,000)
Increase (decrease) in trade accounts payable	4,119,000	(614,000)
Decrease in accrued expenses and other current liabilities	(2,969,000)	(2,250,000)
Increase (decrease) in income taxes payable	5,985,000	(688,000)
Other	203,000	(28,000)
Net cash provided by operating activities	51,081,000	40,263,000

Investing Activities:
Acquisitions, net of cash acquired	(27,936,000)	(36,189,000)
Capital expenditures	(3,845,000)	(4,600,000)
Other	3,000	(2,000)
Net cash used in investing activities	(31,778,000)	(40,791,000)

Financing Activities:
Payments on revolving credit facility	(35,000,000)	(28,000,000)
Borrowings on revolving credit facility	28,000,000	37,000,000
Acquisitions of noncontrolling interests	(7,241,000)	(727,000)
Redemptions of common stock related to stock option exercises	(5,432,000)	(353,000)
Distributions to noncontrolling interests	(4,450,000)	(4,446,000)
Cash dividends paid	(2,092,000)	(1,638,000)
Excess tax benefit from stock option exercises	6,358,000	670,000
Proceeds from stock option exercises	1,806,000	1,385,000
Other	(125,000)	(102,000)
Net cash (used in) provided by financing activities	(18,176,000)	3,789,000

Effect of exchange rate changes on cash	90,000	97,000

Net increase in cash and cash equivalents	1,217,000	3,358,000
Cash and cash equivalents at beginning of year	6,543,000	7,167,000
Cash and cash equivalents at end of period	$7,760,000	$10,525,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.  The October 31, 2010 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented.  The results of operations for the six months ended April 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Stock Split

In March 2011, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock split was effected as of April 26, 2011 in the form of a 25% stock dividend distributed to shareholders of record as of April 15, 2011.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock split.

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

The operating results of the Company’s fiscal 2011 acquisition were included in the Company’s results of operations from the effective acquisition date.  The amount of net sales and earnings of the fiscal 2011 acquisition included in the Condensed Consolidated Statements of Operations is not material.  Had the fiscal 2011 acquisition been consummated as of November 1, 2009, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six months and three months ended April 30, 2011 and 2010 would not have been materially different than the reported amounts.

As part of the purchase agreements associated with certain prior year acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition.  For acquisitions consummated prior to fiscal 2010, the Company accrues an estimate of additional purchase consideration when the earnings objectives are met.  During the second quarter of fiscal 2011, the Company, through its HEICO Electronic Technologies Corp. (“HEICO Electronic”) subsidiary, paid $4.1 million of such additional purchase consideration, which was accrued as of October 31, 2010, using cash provided by operating activities and also accrued $1.3 million of additional purchase consideration related to a prior year acquisition for which the earnings objectives were met during fiscal 2011.  The aforementioned amounts paid and accrued were based on a multiple of each applicable subsidiary’s earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company.  Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill.  Information regarding additional contingent purchase consideration related to acquisitions prior to fiscal 2010 may be found in Note 13, Commitments and Contingencies.

3.      SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	April 30, 2011	October 31, 2010
Accounts receivable	$102,970,000	$94,283,000
Less: Allowance for doubtful accounts	(2,401,000)	(2,468,000)
Accounts receivable, net	$100,569,000	$91,815,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	April 30, 2011	October 31, 2010
Costs incurred on uncompleted contracts	$5,972,000	$6,323,000
Estimated earnings	5,846,000	7,603,000
	11,818,000	13,926,000
Less: Billings to date	(7,699,000)	(8,967,000)
	$4,119,000	$4,959,000
Included in the accompanying Condensed Consolidated
Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$4,119,000	$5,135,000
Accrued expenses and other current liabilities
(billings in excess of costs and estimated earnings)	—	(176,000)
	$4,119,000	$4,959,000

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material for the six months ended April 30, 2011 and 2010.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the six months ended April 30, 2011 and 2010.

Inventories

	April 30, 2011	October 31, 2010
Finished products	$82,601,000	$72,263,000
Work in process	23,171,000	19,034,000
Materials, parts, assemblies and supplies	47,904,000	46,918,000
Inventories, net of valuation reserves	$153,676,000	$138,215,000

Inventories related to long-term contracts were not significant as of April 30, 2011 and October 31, 2010.

Property, Plant and Equipment

	April 30, 2011	October 31, 2010
Land	$3,656,000	$3,656,000
Buildings and improvements	39,480,000	38,772,000
Machinery, equipment and tooling	88,687,000	85,095,000
Construction in progress	5,657,000	6,319,000
	137,480,000	133,842,000
Less: Accumulated depreciation and amortization	(79,721,000)	(74,839,000)
Property, plant and equipment, net	$57,759,000	$59,003,000

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $5,737,000 and $9,230,000 as of April 30, 2011 and October 31, 2010, respectively.  The total customer rebates and credits deducted within net sales for the six months ended April 30, 2011 and 2010 was $4,416,000 and $4,398,000, respectively.  The total customer rebates and credits deducted within net sales for the three months ended April 30, 2011 and 2010 was $1,836,000 and $2,019,000, respectively.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2011 are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2010	$188,459,000	$196,557,000	$385,016,000
Goodwill acquired	3,898,000	—	3,898,000
Accrued additional purchase consideration	—	1,278,000	1,278,000
Foreign currency translation adjustments	—	1,147,000	1,147,000
Balances as of April 30, 2011	$192,357,000	$198,982,000	$391,339,000

The goodwill acquired pertains to the current year acquisition described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed.  The accrued additional purchase consideration is the result of a subsidiary of the ETG meeting certain earnings objectives in fiscal 2011.  See Note 2 and Note 13, Commitments and Contingencies, for additional information regarding additional contingent purchase consideration.

 Identifiable intangible assets consist of the following:

	As of April 30, 2011			As of October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$46,813,000	$(15,125,000)	$31,688,000	$37,338,000	$(12,142,000)	$25,196,000
Intellectual property	7,402,000	(1,840,000)	5,562,000	7,281,000	(1,372,000)	5,909,000
Licenses	2,900,000	(721,000)	2,179,000	1,000,000	(621,000)	379,000
Non-compete agreements	1,378,000	(1,121,000)	257,000	1,170,000	(1,019,000)	151,000
Patents	575,000	(294,000)	281,000	554,000	(270,000)	284,000
Trade names	569,000	(168,000)	401,000	569,000	(112,000)	457,000
	59,637,000	(19,269,000)	40,368,000	47,912,000	(15,536,000)	32,376,000
Non-Amortizing Assets:
Trade names	21,027,000	—	21,027,000	17,111,000	—	17,111,000
	$80,664,000	$(19,269,000)	$61,395,000	$65,023,000	$(15,536,000)	$49,487,000

The increase in the gross carrying amount of customer relationships, licenses, non-compete agreements and non-amortizing trade names as of April 30, 2011 compared to October 31, 2010 principally relates to such intangible assets recognized in connection with an acquisition made during the first quarter of fiscal 2011 (see Note 2, Acquisitions).  The weighted average amortization period of the customer relationships, licenses and non-compete agreements acquired is 10 years, 10 years and 2 years, respectively.

Amortization expense related to intangible assets for the six months ended April 30, 2011 and 2010 was $3,544,000 and $3,470,000, respectively.  Amortization expense related to intangible assets for the three months ended April 30, 2011 and 2010 was $1,893,000 and $1,894,000, respectively.  Amortization expense related to intangible assets for the fiscal year ending October 31, 2011 is estimated to be $7,310,000.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $6,821,000 in fiscal 2012, $6,249,000 in fiscal 2013, $5,899,000 in fiscal 2014, $4,711,000 in fiscal 2015, $3,689,000 in fiscal 2016 and $9,233,000 thereafter.

5.      LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2011	October 31, 2010
Borrowings under revolving credit facility	$7,000,000	$14,000,000
Notes payable and capital leases	105,000	221,000
	7,105,000	14,221,000
Less: Current maturities of long-term debt	(50,000)	(148,000)
	$7,055,000	$14,073,000

As of April 30, 2011 and October 31, 2010, the weighted average interest rate on borrowings under the Company’s $300 million revolving credit facility was .9% as of each date.  The revolving credit facility contains both financial and non-financial covenants.  As of April 30, 2011, the Company was in compliance with all such covenants.

6.      INCOME TAXES

As of April 30, 2011, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2,701,000 of which $2,279,000 would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the six months ended April 30, 2011 is as follows:

Balance as of October 31, 2010	$2,306,000
Increases related to prior year tax positions	104,000
Increases related to current year tax positions	291,000
Balance as of April 30, 2011	$2,701,000

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations.  The accrual of interest and penalties related to the unrecognized tax benefits was not material for the six months ended April 30, 2011.  Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

In December 2010, Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” was retroactively extended for two years to cover the period from January 1, 2010 to December 31, 2011.  As a result, the Company recognized an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 in the first quarter of fiscal 2011.  The tax credit, net of expenses, increased net income attributable to HEICO by approximately $.8 million in the first quarter of fiscal 2011.

7.      FAIR VALUE MEASUREMENTS

The following tables sets forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis:

	As of April 30, 2011
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$29,090,000	$—	$29,090,000
Equity securities	1,973,000	—	—	1,973,000
Money market funds and cash	922,000	—	—	922,000
Mutual funds	1,102,000	—	—	1,102,000
Other	—	408,000	579,000	987,000
Total assets	$3,997,000	$29,498,000	$579,000	$34,074,000

Liabilities:
Contingent consideration	$—	$—	$1,150,000	$1,150,000

	As of October 31, 2010
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$22,908,000	$—	$22,908,000
Equity securities	1,267,000	—	—	1,267,000
Money market funds and cash	1,165,000	—	—	1,165,000
Mutual funds	1,002,000	—	—	1,002,000
Other	—	545,000	—	545,000
Total assets	$3,434,000	$23,453,000	$—	$26,887,000

Liabilities:
Contingent consideration	$—	$—	$1,150,000	$1,150,000

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach.  Certain other assets of the LCP represent investments in HEICO common stock and money market funds that are classified within Level 1.  The majority of the assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds and money market funds that are classified within Level 1.  A portion of the assets within the other deferred compensation plan is currently invested in a fund that invests in future and forward contracts; most of which are privately negotiated with counterparties without going through a public exchange, and that use trading methods that are proprietary and confidential.  These assets are therefore classified within Level 3 and are valued using a market approach with corresponding gains and losses reported within other income in the Company’s Condensed Consolidated Statement of Operations.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $34,074,000 as of April 30, 2011 and $26,887,000 as of October 31, 2010, of which the LCP related assets were $29,741,000 and $22,604,000 as of April 30, 2011 and October 31, 2010, respectively.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $33,952,000 as of April 30, 2011 and $26,506,000 as of October 31, 2010, of which the LCP related liability was $29,619,000 and $22,223,000 as of April 30, 2011 and October 31, 2010, respectively.

Changes in the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2011 are as follows:

Balance as of October 31, 2010	$—
Purchases	550,000
Total unrealized gains	29,000
Balance as of April 30, 2011	$579,000

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2011.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2010, the Company may be obligated to pay contingent consideration of up to $2,000,000 million in fiscal 2013 should the acquired entity meet certain earnings objectives during the second and third years following the acquisition.  The $1,150,000 fair value of the contingent consideration was determined as of the acquisition date using a discounted cash flow model and probability adjusted internal estimates of the subsidiary’s future earnings and is classified in Level 3.  There have been no subsequent changes in the fair value of this contingent consideration as of April 30, 2011 and this obligation is included in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet.  Changes in the fair value of contingent consideration will be recorded in the Company’s condensed consolidated statements of operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2011 due to the relatively short maturity of the respective instruments.  The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.      SHAREHOLDERS’ EQUITY

During the six months ended April 30, 2011, the Company repurchased an aggregate 102,931 shares of Common Stock at a total cost of approximately $4.7 million and an aggregate 21,953 shares of Class A Common Stock at a total cost of approximately $.7 million.  The transactions occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the number of shares authorized for future purchase under the Company’s share repurchase program.

9.      RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the six months ended April 30, 2011 and 2010 includes approximately $11.7 million and $10.5 million, respectively, of new product research and development expenses.  Cost of sales for the three months ended April 30, 2011 and 2010 includes approximately $6.1 million and $5.4 million, respectively, of new product research and development expenses.

10.      REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2012 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of April 30, 2011, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $54 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of April 30, 2011 redeemable at fair value is approximately $31 million and the portion redeemable based solely on a multiple of future earnings is approximately $23 million.  The portion of periodic adjustments to the Redemption Amount based on fair value, if any, will have no effect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings in excess of fair value, if any, will affect net income per share attributable to HEICO shareholders.

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

In February 2011, the Company, through HEICO Aerospace, acquired an additional 8% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 80%.  In April 2011, the Company, through HEICO Electronic, acquired an additional 2.6% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 95.9%.  The purchase prices of the redeemable noncontrolling interests acquired during the second quarter of fiscal 2011 were paid using cash provided by operating activities.

11.      NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows:

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to HEICO	$33,904,000	$24,366,000	$16,830,000	$12,573,000

Denominator:
Weighted average common shares outstanding-basic	41,493,461	40,913,676	41,627,329	40,972,865
Effect of dilutive stock options	940,538	1,250,557	855,390	1,228,203
Weighted average common shares outstanding-diluted	42,433,999	42,164,233	42,482,719	42,201,068

Net income per share attributable to HEICO shareholders:
Basic	$.82	$.60	$.40	$.31
Diluted	$.80	$.58	$.40	$.30

Anti-dilutive stock options excluded	396,563	541,016	523,125	539,063

No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of ($639,000) and ($311,000) for the six months ended April 30, 2011 and 2010, respectively, and ($513,000) and ($613,000) for the three months ended April 30, 2011 and 2010, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

12.      OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the six months and three months ended April 30, 2011 and 2010, respectively, is as follows:

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
Six months ended April 30, 2011:
Net sales	$254,445,000	$105,311,000	$(1,051,000)	$358,705,000
Depreciation and amortization	5,014,000	3,687,000	190,000	8,891,000
Operating income	43,834,000	29,183,000	(7,732,000)	65,285,000
Capital expenditures	2,963,000	878,000	4,000	3,845,000

Six months ended April 30, 2010:
Net sales	$196,822,000	$93,124,000	$(566,000)	$289,380,000
Depreciation and amortization	4,974,000	3,706,000	198,000	8,878,000
Operating income	32,775,000	24,763,000	(7,037,000)	50,501,000
Capital expenditures	3,817,000	780,000	3,000	4,600,000

Three months ended April 30, 2011:
Net sales	$133,804,000	$51,372,000	$(690,000)	$184,486,000
Depreciation and amortization	2,636,000	1,853,000	95,000	4,584,000
Operating income	23,405,000	13,645,000	(4,137,000)	32,913,000
Capital expenditures	1,678,000	527,000	3,000	2,208,000

Three months ended April 30, 2010:
Net sales	$103,043,000	$51,066,000	$(264,000)	$153,845,000
Depreciation and amortization	2,510,000	2,018,000	99,000	4,627,000
Operating income	16,055,000	13,593,000	(3,691,000)	25,957,000
Capital expenditures	1,868,000	574,000	—	2,442,000

Total assets by operating segment as of April 30, 2011 and October 31, 2010 are as follows:

			Other,
	Segment		Primarily	Consolidated
	FSG	ETG	Corporate	Totals

Total assets as of April 30, 2011	$456,136,000	$327,834,000	$50,937,000	$834,907,000
Total assets as of October 31, 2010	410,666,000	328,577,000	42,400,000	781,643,000

13.      COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2011 and 2010, respectively, are as follows:

	Six months ended April 30,
	2011	2010
Balances as of beginning of fiscal year	$1,636,000	$1,022,000
Accruals for warranties	602,000	850,000
Warranty claims settled	(414,000)	(570,000)
Acquired warranty liabilities	—	80,000
Balances as of April 30	$1,824,000	$1,382,000

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in fiscal 2012, which translates to approximately $77 million U.S. dollars based on the April 30, 2011 exchange rate, should the subsidiary meet certain earnings objectives through June 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional purchase consideration of up to approximately $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the third year following the acquisition.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional purchase consideration of up to approximately $7.6 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the second year following the acquisition.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that the Company could be required to pay is approximately $95 million payable in fiscal 2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that the Company would be required to pay is approximately $14 million.  The actual contingent purchase consideration will likely be different.

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

Our results of operations for the six and three months ended April 30, 2011 have been affected by the fiscal 2011 and the fiscal 2010 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report and of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2010, respectively.

All per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2011.  See Note 1, Summary of Significant Accounting Policies – Stock Split, of the Notes to Condensed Consolidated Financial Statements for additional information regarding this stock split.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations.

	Six months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Net sales	$358,705,000	$289,380,000	$184,486,000	$153,845,000
Cost of sales	228,408,000	185,634,000	118,115,000	100,219,000
Selling, general and administrative expenses	65,012,000	53,245,000	33,458,000	27,669,000
Total operating costs and expenses	293,420,000	238,879,000	151,573,000	127,888,000
Operating income	$65,285,000	$50,501,000	$32,913,000	$25,957,000

Net sales by segment:
Flight Support Group	$254,445,000	$196,822,000	$133,804,000	$103,043,000
Electronic Technologies Group	105,311,000	93,124,000	51,372,000	51,066,000
Intersegment sales	(1,051,000)	(566,000)	(690,000)	(264,000)
	$358,705,000	$289,380,000	$184,486,000	$153,845,000

Operating income by segment:
Flight Support Group	$43,834,000	$32,775,000	$23,405,000	$16,055,000
Electronic Technologies Group	29,183,000	24,763,000	13,645,000	13,593,000
Other, primarily corporate	(7,732,000)	(7,037,000)	(4,137,000)	(3,691,000)
	$65,285,000	$50,501,000	$32,913,000	$25,957,000

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.3%	35.9%	36.0%	34.9%
Selling, general and administrative expenses	18.1%	18.4%	18.1%	18.0%
Operating income	18.2%	17.5%	17.8%	16.9%
Interest expense	—	.1%	—	.1%
Other income	.1%	.1%	.1%	.2%
Income tax expense	5.8%	6.1%	5.9%	5.9%
Net income attributable to noncontrolling interests	3.0%	3.0%	2.9%	2.8%
Net income attributable to HEICO	9.5%	8.4%	9.1%	8.2%

Comparison of First Six Months of Fiscal 2011 to First Six Months of Fiscal 2010

Net Sales

Our net sales for the first six months of fiscal 2011 increased by 24% to a record $358.7 million, as compared to net sales of $289.4 million for the first six months of fiscal 2010.  The increase in net sales reflects an increase of $57.6 million (a 29% increase) to a record $254.4 million in net sales within the FSG as well as an increase of $12.2 million (a 13% increase) to a record $105.3 million in net sales within the ETG.  The net sales increase in the FSG reflects organic growth of approximately 22%, as well as additional net sales of approximately $14 million contributed by the acquisition of Blue Aerospace in the first quarter of fiscal 2011.  The organic growth principally reflects higher sales of new products and services and an increase in demand for the FSG’s aftermarket replacement parts and repair and overhaul services, which were aided by increased airline capacity.  The net sales increase in the ETG reflects organic growth of approximately 6% and additional net sales of approximately $7 million contributed by a fiscal 2010 acquisition.  The organic growth in the ETG reflects some strength in demand for certain of our defense, space and electronic products.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 36.3% for the first six months of fiscal 2011 as compared to 35.9% for the first six months of fiscal 2010.  The increase in the consolidated gross profit margin reflects higher margins within the FSG and ETG due principally to the efficiencies realized through higher sales volumes.  Consolidated cost of sales for the first six months of fiscal 2011 and 2010 includes approximately $11.7 million and $10.5 million, respectively, of new product research and development expenses.

Selling, general and administrative (“SG&A”) expenses were $65.0 million and $53.2 million for the first six months of fiscal 2011 and fiscal 2010, respectively.  The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the acquired businesses. SG&A expenses as a percentage of net sales decreased from 18.4% in the first six months of fiscal 2010 to 18.1% in the first six months of fiscal 2011 principally reflecting the impact of higher net sales volumes on the fixed portion of SG&A expenses.

Operating Income

Operating income in the first six months of fiscal 2011 increased by 29% to a record $65.3 million as compared to operating income of $50.5 million in the first six months of fiscal 2010.  The increase in operating income reflects an $11.1 million increase (a 34% increase) in operating income of the FSG to a record $43.8 million in the first six months of fiscal 2011, up from $32.8 million in the first six months of fiscal 2010 and a $4.4 million increase (an 18% increase) to a record $29.2 million in operating income of the ETG in the first six months of fiscal 2011, up from $24.8 million in the first six months of fiscal 2010.  The increase in operating income of both the FSG and ETG in the first six months of fiscal 2011 reflects both higher sales volumes and improved operating margins as discussed below.

As a percentage of net sales, our consolidated operating income increased to 18.2% in the first six months of fiscal 2011, up from 17.5% in the first six months of fiscal 2010.  The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 17.2% in the first six months of fiscal 2011, up from 16.7% in the first six months of fiscal 2010 and an increase in the ETG’s operating income as a percentage of net sales to 27.7% for the first six months of fiscal 2011, up from 26.6% in the first six months of fiscal 2010.  The increase in consolidated operating income as a percentage of net sales reflects the higher gross profit margins for the FSG and ETG and reduction in consolidated SG&A expenses as a percentage of net sales as discussed above.

Interest Expense

Interest expense in the first six months of fiscal 2011 and 2010 was not material.

Other Income

Other income in the first six months of fiscal 2011 and 2010 was not material.

Income Tax Expense

Our effective tax rate for the first six months of fiscal 2011 decreased to 31.7% from 35.0% in the first six months of fiscal 2010.  The effective tax rate for the first six months of fiscal 2011 reflects the benefit of an income tax credit for qualified research and development activities resulting from the retroactive extension in December 2010 of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011.  Accordingly, we recognized such tax credit for the last ten months of fiscal 2010 in the first quarter of fiscal 2011, which, net of expenses, increased net income attributable to HEICO by approximately $.8 million, or $.02 per diluted share.  The reduction in our effective tax rate also reflects a lower overall effective state tax rate primarily related to a mandatory filing entity change in one of the states in which we file that resulted in a lower apportionment of income to that state.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  The increase in net income attributable to noncontrolling interests for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 is principally related to higher earnings of the FSG in which the 20% noncontrolling interest is held as well as higher earnings of certain FSG subsidiaries in which noncontrolling interests exist.

Net Income Attributable to HEICO

Net income attributable to HEICO was $33.9 million, or $.80 per diluted share, for the first six months of fiscal 2011, up from $24.4 million, or $.58 per diluted share, for the first six months of fiscal 2010 principally reflecting the increased operating income referenced above.

Comparison of Second Quarter of Fiscal 2011 to Second Quarter of Fiscal 2010

Net Sales

Our net sales for the second quarter of fiscal 2011 increased by 20% to a record $184.5 million, as compared to net sales of $153.8 million for the second quarter of fiscal 2010.  The increase in net sales reflects an increase of $30.8 million (a 30% increase) to a record $133.8 million in net sales within the FSG as well as an increase of $.3 million (a 1% increase) to $51.4 million in net sales within the ETG.  The net sales increase in the FSG reflects organic growth of approximately 20% as well as additional net sales of approximately $10 million contributed by the acquisition of Blue Aerospace in the first quarter of fiscal 2011.  The organic growth principally reflects higher sales of new products and services and an increase in demand for the FSG’s aftermarket replacement parts and repair and overhaul services, which were aided by increased airline capacity.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 36.0% for the second quarter of fiscal 2011, up from 34.9% for the second quarter of fiscal 2010, principally reflecting higher margins within the FSG due to efficiencies realized through higher sales volumes.  Consolidated cost of sales for the second quarter of fiscal 2011 and 2010 includes approximately $6.1 million and $5.4 million, respectively, of new product research and development expenses.

SG&A expenses were $33.5 million and $27.7 million for the second quarter of fiscal 2011 and fiscal 2010, respectively.  The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the acquired business.  SG&A expenses as a percentage of net sales of 18.1% in the second quarter of fiscal 2011 approximated the 18.0% reported in the second quarter of fiscal 2010.

Operating Income

Operating income for the second quarter of fiscal 2011 increased by 27% to $32.9 million, up from $26.0 million for the second quarter of fiscal 2010.  The increase in operating income principally reflects a $7.4 million increase (a 46% increase) to $23.4 million in operating income of the FSG in the second quarter of fiscal 2011, up from $16.1 million in the second quarter of fiscal 2010.   The increase in operating income of the FSG in the second quarter of fiscal 2011 reflects both higher sales volumes and improved gross profit margins.

As a percentage of net sales, our consolidated operating income increased to 17.8% for the second quarter of fiscal 2011, up from 16.9% for the second quarter of fiscal 2010.  The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 17.5% in the second quarter of fiscal 2011, up from 15.6% in the second quarter of fiscal 2010 reflecting the increase in gross profit margins discussed above.

Interest Expense

Interest expense in the second quarter of fiscal 2011 and 2010 was not material.

Other Income

Other income in the second quarter of fiscal 2011 and 2010 was not material.

Income Tax Expense

Our effective tax rate in the second quarter of fiscal 2011 decreased to 33.0% from 35.1% in the second quarter of fiscal 2010.  The effective tax rate for the second quarter of fiscal 2011 reflects the benefit of a tax credit for qualified research and development activities resulting from the retroactive extension of Section 41 of the Internal Revenue Code in December 2010 to cover the period from January 1, 2010 to December 31, 2011.  A research and development tax credit was not recognized in the second quarter of fiscal 2010 due to the one year temporary expiration of the aforementioned provision that began January 2010.  The reduction in our effective tax rate also reflects a lower overall effective state tax rate primarily related to a mandatory filing entity change in one of the states in which we file that resulted in a lower apportionment of income to that state.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  The increase in net income attributable to noncontrolling interests for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 is principally related to higher earnings of the FSG in which the 20% noncontrolling interest is held.

Net Income Attributable to HEICO

Net income attributable to HEICO was $16.8 million, or $.40 per diluted share, for the second quarter of fiscal 2011, up from $12.6 million, or $.30 per diluted share, for the second quarter of fiscal 2010 reflecting the increased operating income referenced above.

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

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility.  The revolving credit facility contains both financial and non-financial covenants.  As of April 30, 2011, we were in compliance with all such covenants.  As of April 30, 2011, we have no net debt as our cash and cash equivalents exceed our total debt.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $51.1 million in the first six months of fiscal 2011 and consisted primarily of net income from consolidated operations of $44.6 million and depreciation and amortization of $8.9 million (a non-cash item).  Net cash provided by operating activities increased $10.8 million, up from $40.3 million in the first six months of fiscal 2010 due to increased net income from consolidated operations of $11.7 million.

Investing Activities

Net cash used in investing activities of $31.8 million during the first six months of fiscal 2011 related primarily to acquisitions of $27.9 million and capital expenditures totaling $3.9 million.  Further details regarding the acquisition made by the FSG in the first quarter of fiscal 2011 may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities of $18.2 million during the first six months of fiscal 2011 related primarily to acquisitions of noncontrolling interests of $7.2 million, net payments on our revolving credit facility of $7.0 million, redemptions of common stock related to stock option exercises of $5.4 million, distributions to noncontrolling interests of $4.5 million and the payment of $2.1 million in cash dividends on our common stock, partially offset by the presentation of $6.4 million of excess tax benefit from stock option exercises as a financing activity and proceeds from stock option exercises of $1.8 million.

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

Acquisitions – Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in fiscal 2012, which translates to approximately $77 million U.S. dollars based on the April 30, 2011 exchange rate, should the subsidiary meet certain earnings objectives through June 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional purchase consideration of up to approximately $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the third year following the acquisition.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional purchase consideration of up to approximately $7.6 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the second year following the acquisition.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by us or providing future services to us.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that we could be required to pay is approximately $95 million payable in fiscal 2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that we would be required to pay is approximately $14 million.  The actual contingent purchase consideration will likely be different.

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

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplemental Pro Forma Information for Business Combinations.”  Under ASU 2010-29, supplemental pro forma information disclosures pertaining to acquisitions should be presented as if the business combination(s) occurred as of the beginning of the prior annual period when comparative financial statements are presented.  ASU 2010-29 is effective for business combinations consummated in fiscal periods beginning after December 15, 2010.  Early adoption is permitted and we adopted the new guidance on a prospective basis as of December 2010.

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

During March 2011, we repurchased 20,799 shares of our Common Stock at a weighted average price of $50.98.  The fiscal 2011 transaction occurred as settlement for employee taxes due pertaining to an exercise of non-qualified stock options and did not impact the shares that may be purchased under our existing share repurchase program.  We made no repurchases of common stock under our existing share program during the second quarter of fiscal 2011 and the number of shares that may be repurchased is 1,601,160.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	XBRL Instance Document. ^

101.SCH	XBRL Taxonomy Extension Schema Document. ^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ^

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. ^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ^

*	Filed herewith.
**	Furnished herewith.
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

HEICO CORPORATION

Date: May 31, 2011	By:	/s/ THOMAS S. IRWIN
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