Form 10-Q
period 2011-07-31
HEICO CORP
filed 2011-09-01
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 25, 2011 is as follows:

Common Stock, $.01 par value	16,740,363 shares
Class A Common Stock, $.01 par value	25,016,912 shares

HEICO CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION; Item 1.  FINANCIAL STATEMENTS
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	July 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,588,000	$6,543,000
Accounts receivable, net	100,422,000	91,815,000
Inventories, net	155,569,000	138,215,000
Prepaid expenses and other current assets	6,307,000	3,769,000
Deferred income taxes	20,001,000	18,907,000
Total current assets	309,887,000	259,249,000

Property, plant and equipment, net	56,987,000	59,003,000
Goodwill	392,439,000	385,016,000
Intangible assets, net	59,496,000	49,487,000
Other assets	35,933,000	28,888,000
Total assets	$854,742,000	$781,643,000

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$45,000	$148,000
Trade accounts payable	34,788,000	28,604,000
Accrued expenses and other current liabilities	56,003,000	52,101,000
Income taxes payable	3,102,000	979,000
Total current liabilities	93,938,000	81,832,000

Long-term debt, net of current maturities	55,000	14,073,000
Deferred income taxes	46,670,000	45,308,000
Other long-term liabilities	37,864,000	30,556,000
Total liabilities	178,527,000	171,769,000
Commitments and contingencies (Note 13)

Redeemable noncontrolling interests (Note 10)	53,979,000	55,048,000
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000,000 shares authorized 16,740,363 and 16,407,506 shares issued and outstanding	167,000	131,000
Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 25,010,037 and 24,829,465 shares issued and outstanding	250,000	199,000
Capital in excess of par value	234,078,000	227,993,000
Accumulated other comprehensive income (loss)	1,556,000	(124,000)
Retained earnings	292,242,000	240,913,000
Total HEICO shareholders’ equity	528,293,000	469,112,000
Noncontrolling interests	93,943,000	85,714,000
Total shareholders’ equity	622,236,000	554,826,000
Total liabilities and equity	$854,742,000	$781,643,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010

Net sales	$555,972,000	$447,650,000	$197,267,000	$158,270,000

Operating costs and expenses:
Cost of sales	355,850,000	286,351,000	127,442,000	100,717,000
Selling, general and administrative expenses	99,131,000	81,805,000	34,119,000	28,560,000

Total operating costs and expenses	454,981,000	368,156,000	161,561,000	129,277,000

Operating income	100,991,000	79,494,000	35,706,000	28,993,000

Interest expense	(99,000)	(422,000)	(7,000)	(136,000)
Other income (expense)	149,000	392,000	(57,000)	(31,000)

Income before income taxes and noncontrolling interests	101,041,000	79,464,000	35,642,000	28,826,000

Income tax expense	30,000,000	27,000,000	9,250,000	9,300,000

Net income from consolidated operations	71,041,000	52,464,000	26,392,000	19,526,000

Less: Net income attributable to noncontrolling interests	16,735,000	13,168,000	5,990,000	4,596,000

Net income attributable to HEICO	$54,306,000	$39,296,000	$20,402,000	$14,930,000

Net income per share attributable to HEICO shareholders:
Basic	$1.31	$.96	$.49	$.36
Diluted	$1.28	$.93	$.48	$.35

Weighted average number of common shares outstanding:
Basic	41,572,003	40,991,421	41,729,088	41,146,913
Diluted	42,479,210	42,191,768	42,569,633	42,246,839

Cash dividends per share	$.108	$.086	$.060	$.048

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME – UNAUDITED

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2010	$55,048,000	$131,000	$199,000	$227,993,000	$(124,000)	$240,913,000	$85,714,000	$554,826,000
Comprehensive income:
Net income	8,507,000	—	—	—	—	54,306,000	8,228,000	62,534,000
Foreign currency translation adjustments	—	—	—	—	1,680,000	—	—	1,680,000
Total comprehensive income	8,507,000	—	—	—	1,680,000	54,306,000	8,228,000	64,214,000
Cash dividends ($.108 per share)	—	—	—	—	—	(4,494,000)	—	(4,494,000)
Five-for-four common stock split	—	33,000	50,000	(83,000)	—	(102,000)	—	(102,000)
Tax benefit from stock option exercises	—	—	—	7,704,000	—	—	—	7,704,000
Proceeds from stock option exercises	—	3,000	1,000	2,084,000	—	—	—	2,088,000
Stock option compensation expense	—	—	—	1,813,000	—	—	—	1,813,000
Acquisitions of noncontrolling interests	(7,241,000)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(6,328,000)	—	—	—	—	—	—	—
Redemptions of common stock related to stock option exercises	—	—	—	(5,432,000)	—	—	—	(5,432,000)
Noncontrolling interests assumed related to acquisition	5,612,000	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(1,619,000)	—	—	—	—	1,619,000	—	1,619,000
Other	—	—	—	(1,000)	—	—	1,000	—
Balances as of July 31, 2011	$53,979,000	$167,000	$250,000	$234,078,000	$1,556,000	$292,242,000	$93,943,000	$622,236,000

		HEICO Shareholders' Equity
					Accumulated
	Redeemable		Class A	Capital in	Other			Total
	Noncontrolling	Common	Common	Excess of	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2009	$56,937,000	$104,000	$157,000	$224,625,000	$(1,381,000)	$189,485,000	$77,668,000	$490,658,000
Comprehensive income:
Net income	7,134,000	—	—	—	—	39,296,000	6,034,000	45,330,000
Foreign currency translation adjustments	—	—	—	—	877,000	—	—	877,000
Total comprehensive income	7,134,000	—	—	—	877,000	39,296,000	6,034,000	46,207,000
Cash dividends ($.086 per share)	—	—	—	—	—	(3,546,000)	—	(3,546,000)
Five-for-four common stock split	—	26,000	40,000	(66,000)	—	(68,000)	—	(68,000)
Tax benefit from stock option exercises	—	—	—	951,000	—	—	—	951,000
Proceeds from stock option exercises	—	1,000	1,000	1,465,000	—	—	—	1,467,000
Stock option compensation expense	—	—	—	921,000	—	—	—	921,000
Acquisitions of noncontrolling interests	(795,000)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(7,184,000)	—	—	—	—	—	—	—
Redemptions of common stock related to stock option exercises	—	—	—	(681,000)	—	—	—	(681,000)
Adjustments to redemption amount of redeemable noncontrolling interests	(39,000)	—	—	—	—	39,000	—	39,000
Other	—	—	—	—	6,000	—	—	6,000
Balances as of July 31, 2010	$56,053,000	$131,000	$198,000	$227,215,000	$(498,000)	$225,206,000	$83,702,000	$535,954,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine months ended July 31,
	2011	2010

Operating Activities:
Net income from consolidated operations	$71,041,000	$52,464,000
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	13,426,000	13,578,000
Impairment of intangible assets	—	281,000
Deferred income tax provision (benefit)	422,000	(80,000)
Tax benefit from stock option exercises	7,704,000	951,000
Excess tax benefit from stock option exercises	(6,347,000)	(669,000)
Stock option compensation expense	1,813,000	921,000
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(3,468,000)	(2,988,000)
(Increase) decrease in inventories	(8,053,000)	3,625,000
Increase in prepaid expenses and other current assets	(2,083,000)	(1,051,000)
Increase (decrease) in trade accounts payable	2,184,000	(177,000)
Increase in accrued expenses and other current liabilities	6,160,000	1,744,000
Increase (decrease) in income taxes payable	1,996,000	(794,000)
Other	203,000	116,000
Net cash provided by operating activities	84,998,000	67,921,000

Investing Activities:
Acquisitions, net of cash acquired	(29,215,000)	(39,061,000)
Capital expenditures	(5,710,000)	(6,743,000)
Other	197,000	(18,000)
Net cash used in investing activities	(34,728,000)	(45,822,000)

Financing Activities:
Payments on revolving credit facility	(42,000,000)	(45,000,000)
Borrowings on revolving credit facility	28,000,000	37,000,000
Acquisitions of noncontrolling interests	(7,241,000)	(795,000)
Distributions to noncontrolling interests	(6,328,000)	(7,184,000)
Redemptions of common stock related to stock option exercises	(5,432,000)	(681,000)
Cash dividends paid	(4,596,000)	(3,614,000)
Excess tax benefit from stock option exercises	6,347,000	669,000
Proceeds from stock option exercises	2,088,000	1,467,000
Other	(131,000)	(152,000)
Net cash used in financing activities	(29,293,000)	(18,290,000)

Effect of exchange rate changes on cash	68,000	61,000

Net increase in cash and cash equivalents	21,045,000	3,870,000
Cash and cash equivalents at beginning of year	6,543,000	7,167,000
Cash and cash equivalents at end of period	$27,588,000	$11,037,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q.  Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.  The October 31, 2010 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented.  The results of operations for the nine months ended July 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements.  ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity and requires reclassification adjustments for items that were reclassified from other comprehensive income and net income to be presented on the face of the financial statements.  ASU 2011-05 must be applied retroactively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, or in the second quarter of fiscal 2012 for HEICO.  The Company is currently evaluating which presentation option it will elect, but the adoption of these provisions will have no effect on its results of operations, financial position or cash flows.

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

The operating results of the Company’s fiscal 2011 acquisition were included in the Company’s results of operations from the effective acquisition date.  The amount of net sales and earnings of the fiscal 2011 acquisition included in the Condensed Consolidated Statements of Operations is not material.  Had the fiscal 2011 acquisition been consummated as of November 1, 2009, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine months and three months ended July 31, 2011 and 2010 would not have been materially different than the reported amounts.

As part of the purchase agreements associated with certain prior year acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition.  For acquisitions consummated prior to fiscal 2010, the Company accrues an estimate of additional purchase consideration when the earnings objectives are met.  During the second and third quarters of fiscal 2011, the Company through its HEICO Electronic Technologies Corp. (“HEICO

Electronic”) subsidiary, paid $4.1 million and $1.3 million, respectively, of such additional purchase consideration using cash provided by operating activities.  During the third quarter of fiscal 2011, HEICO Electronic accrued $1.2 million of additional purchase consideration related to a prior year acquisition for which the earnings objectives were met during fiscal 2011.  The aforementioned amounts paid and accrued were based on a multiple of each applicable subsidiary’s earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company.  Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill.  Information regarding additional contingent purchase consideration related to acquisitions prior to fiscal 2010 may be found in Note 13, Commitments and Contingencies.

3.      SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	July 31, 2011	October 31, 2010
Accounts receivable	$102,666,000	$94,283,000
Less: Allowance for doubtful accounts	(2,244,000)	(2,468,000)
Accounts receivable, net	$100,422,000	$91,815,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	July 31, 2011	October 31, 2010
Costs incurred on uncompleted contracts	$4,442,000	$6,323,000
Estimated earnings	4,059,000	7,603,000
	8,501,000	13,926,000
Less: Billings to date	(4,876,000)	(8,967,000)
	$3,625,000	$4,959,000
Included in the accompanying Condensed Consolidated
Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$3,625,000	$5,135,000
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	—	(176,000)
	$3,625,000	$4,959,000

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material for the nine months ended July 31, 2011 and 2010.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the nine months ended July 31, 2011 and 2010.

Inventories

	July 31, 2011	October 31, 2010
Finished products	$82,351,000	$72,263,000
Work in process	24,217,000	19,034,000
Materials, parts, assemblies and supplies	49,001,000	46,918,000
Inventories, net of valuation reserves	$155,569,000	$138,215,000

Inventories related to long-term contracts were not significant as of July 31, 2011 and October 31, 2010.

Property, Plant and Equipment

	July 31, 2011	October 31, 2010
Land	$3,656,000	$3,656,000
Buildings and improvements	39,493,000	38,772,000
Machinery, equipment and tooling	92,423,000	85,095,000
Construction in progress	2,164,000	6,319,000
	137,736,000	133,842,000
Less: Accumulated depreciation and amortization	(80,749,000)	(74,839,000)
Property, plant and equipment, net	$56,987,000	$59,003,000

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $7,606,000 and $9,230,000 as of July 31, 2011 and October 31, 2010, respectively.  The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2011 and 2010 was $6,704,000 and $6,642,000, respectively.  The total customer rebates and credits deducted within net sales for the three months ended July 31, 2011 and 2010 was $2,288,000 and $2,244,000, respectively.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2011 are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2010	$188,459,000	$196,557,000	$385,016,000
Goodwill acquired	3,898,000	—	3,898,000
Adjustments to goodwill	—	1,278,000	1,278,000
Accrued additional purchase consideration	—	1,198,000	1,198,000
Foreign currency translation adjustments	—	1,049,000	1,049,000
Balances as of July 31, 2011	$192,357,000	$200,082,000	$392,439,000

The goodwill acquired pertains to the current year acquisition described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed.  The adjustments to goodwill represent additional purchase consideration paid relating to prior year acquisitions for which the earnings objectives were met in fiscal 2011.  The accrued additional purchase consideration is the result of a subsidiary of the ETG meeting certain earnings objectives in fiscal 2011.  See Note 2 and Note 13, Commitments and Contingencies, for additional information regarding additional contingent purchase consideration.

Identifiable intangible assets consist of the following:

	As of July 31, 2011			As of October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$46,634,000	$(16,464,000)	$30,170,000	$37,338,000	$(12,142,000)	$25,196,000
Intellectual property	7,392,000	(2,049,000)	5,343,000	7,281,000	(1,372,000)	5,909,000
Licenses	2,900,000	(788,000)	2,112,000	1,000,000	(621,000)	379,000
Non-compete agreements	1,376,000	(1,167,000)	209,000	1,170,000	(1,019,000)	151,000
Patents	576,000	(304,000)	272,000	554,000	(270,000)	284,000
Trade names	569,000	(196,000)	373,000	569,000	(112,000)	457,000
	59,447,000	(20,968,000)	38,479,000	47,912,000	(15,536,000)	32,376,000
Non-Amortizing Assets:
Trade names	21,017,000	—	21,017,000	17,111,000	—	17,111,000
	$80,464,000	$(20,968,000)	$59,496,000	$65,023,000	$(15,536,000)	$49,487,000

The increase in the gross carrying amount of customer relationships, licenses, non-compete agreements and non-amortizing trade names as of July 31, 2011 compared to October 31, 2010 principally relates to such intangible assets recognized in connection with an acquisition made during the first quarter of fiscal 2011 (see Note 2, Acquisitions).  The weighted average amortization period of the customer relationships, licenses and non-compete agreements acquired is 10 years, 10 years and 2 years, respectively.

Amortization expense related to intangible assets for the nine months ended July 31, 2011 and 2010 was $5,422,000 and $5,446,000, respectively.  Amortization expense related to intangible assets for the three months ended July 31, 2011 and 2010 was $1,878,000 and $1,976,000, respectively.  Amortization expense related to intangible assets for the remainder of fiscal 2011 is estimated to be $1,883,000.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $6,820,000 in fiscal 2012, $6,248,000 in fiscal 2013, $5,898,000 in fiscal 2014, $4,710,000 in fiscal 2015, $3,689,000 in fiscal 2016 and $9,231,000 thereafter.

5.      LONG-TERM DEBT

Long-term debt consists of the following:

	July 31, 2011	October 31, 2010
Borrowings under revolving credit facility	$—	$14,000,000
Notes payable and capital leases	100,000	221,000
	100,000	14,221,000
Less: Current maturities of long-term debt	(45,000)	(148,000)
	$55,000	$14,073,000

As of July 31, 2011, the Company had no borrowings under its $300 million revolving credit facility, which does not mature until May 2013, and as of October 31, 2010, the weighted average interest rate on borrowings under the revolving credit facility was .9%.  The revolving credit facility contains both financial and non-financial covenants.  As of July 31, 2011, the Company was in compliance with all such covenants.

6.      INCOME TAXES

As of July 31, 2011, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2,261,000 of which $1,822,000 would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the nine months ended July 31, 2011 is as follows:

Balance as of October 31, 2010	$2,306,000
Decreases related to prior year tax positions	(192,000)
Increases related to current year tax positions	497,000
Lapse of statutes of limitations	(350,000)
Balance as of July 31, 2011	$2,261,000

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations.  The accrual of interest and penalties related to the unrecognized tax benefits was not material for the nine months ended July 31, 2011.  Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

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

During the third quarter of fiscal 2011, the Company filed its fiscal 2010 U.S. federal and state tax returns and amended certain prior year state tax returns.  As a result, the Company recognized an aggregate benefit from tax related items, which increased net income attributable to HEICO by approximately $2.0 million, net of expenses, principally from state income apportionment updates ($.9 million), higher research and development tax credits ($.9 million) and other prior year tax return to accrual adjustments ($.2 million).  The state income apportionment related benefit principally reflects a change to the applicable methodology for apportioning income to certain states in the fiscal 2010 and amended returns.  The higher research and development tax credits reflect the finalization of a study of qualifying fiscal 2010 research and development activities and reduction in the liability for gross unrecognized research and development related tax positions due to both lapses of statutes of limitations and the conclusion of a foreign research and development tax credit audit.

7.      FAIR VALUE MEASUREMENTS

The following tables sets forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis:

	As of July 31, 2011
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$28,597,000	$—	$28,597,000
Equity securities	1,962,000	—	—	1,962,000
Money market funds and cash	893,000	—	—	893,000
Mutual funds	1,061,000	—	—	1,061,000
Other	—	463,000	572,000	1,035,000
Total assets	$3,916,000	$29,060,000	$572,000	$33,548,000

Liabilities:
Contingent consideration	$—	$—	$1,150,000	$1,150,000

	As of October 31, 2010
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$22,908,000	$—	$22,908,000
Equity securities	1,267,000	—	—	1,267,000
Money market funds and cash	1,165,000	—	—	1,165,000
Mutual funds	1,002,000	—	—	1,002,000
Other	—	545,000	—	545,000
Total assets	$3,434,000	$23,453,000	$—	$26,887,000

Liabilities:
Contingent consideration	$—	$—	$1,150,000	$1,150,000

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach.  Certain other assets of the LCP represent investments in HEICO common stock and money market funds that are classified within Level 1.  The majority of the assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds and money market funds that are classified within Level 1.  A portion of the assets within the other deferred compensation plan is currently invested in a fund that invests in future and forward contracts; most of which are privately negotiated with counterparties without going through a public exchange, and that use trading methods that are proprietary and confidential.  These assets are therefore classified within Level 3 and are valued using a market approach with corresponding gains and losses reported within other income in the Company’s Condensed Consolidated Statement of Operations.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $33,548,000 as of July 31, 2011 and $26,887,000 as of October 31, 2010, of which the LCP related assets were $29,315,000 and $22,604,000 as of July 31, 2011 and October 31, 2010, respectively.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $33,924,000 as of July 31, 2011 and $26,506,000 as of October 31, 2010, of which the LCP related liability was $29,691,000 and $22,223,000 as of July 31, 2011 and October 31, 2010, respectively.

Changes in the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2011 are as follows:

Balance as of October 31, 2010	$—
Purchases	550,000
Total unrealized gains	22,000
Balance as of July 31, 2011	$572,000

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2011.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2010, the Company may be obligated to pay contingent consideration of up to $2,000,000 in fiscal 2013 should the acquired entity meet certain earnings objectives during the second and third years following the acquisition.  The $1,150,000 fair value of the contingent consideration was determined as of the acquisition date using a discounted cash flow model and probability adjusted internal estimates of the subsidiary’s future earnings and is classified in Level 3.  There have been no subsequent changes in the fair value of this contingent consideration as of July 31, 2011 and this obligation is included in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet.  Changes in the fair value of contingent consideration will be recorded in the Company’s condensed consolidated statements of operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable,

trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2011 due to the relatively short maturity of the respective instruments.  The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.      SHAREHOLDERS’ EQUITY

During the nine months ended July 31, 2011, the Company repurchased an aggregate 102,931 shares of Common Stock at a total cost of approximately $4.7 million and an aggregate 21,953 shares of Class A Common Stock at a total cost of approximately $.7 million.  The transactions occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the number of shares authorized for future purchase under the Company’s share repurchase program.

9.      RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the nine months ended July 31, 2011 and 2010 includes approximately $18.2 million and $16.5 million, respectively, of new product research and development expenses.  Cost of sales for the three months ended July 31, 2011 and 2010 includes approximately $6.5 million and $6.0 million, respectively, of new product research and development expenses.

10.      REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests beginning in fiscal 2012 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of July 31, 2011, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $54 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of July 31, 2011 redeemable at fair value is approximately $31 million and the portion redeemable based solely on a multiple of future earnings is approximately $23 million.  The portion of periodic adjustments to the Redemption Amount based on fair value, if any, will have no effect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings in excess of fair value, if any, will affect net income per share attributable to HEICO shareholders.

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

11.      NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows:

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Numerator:
Net income attributable to HEICO	$54,306,000	$39,296,000	$20,402,000	$14,930,000

Denominator:
Weighted average common shares outstanding-basic	41,572,003	40,991,421	41,729,088	41,146,913
Effect of dilutive stock options	907,207	1,200,347	840,545	1,099,926
Weighted average common shares outstanding-diluted	42,479,210	42,191,768	42,569,633	42,246,839

Net income per share attributable to HEICO shareholders:
Basic	$1.31	$.96	$.49	$.36
Diluted	$1.28	$.93	$.48	$.35

Anti-dilutive stock options excluded	355,417	540,365	273,125	539,063

No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of ($1,619,000) and ($39,000) for the nine months ended July 31, 2011 and 2010, respectively, and ($980,000) and $272,000 for the three months ended July 31, 2011 and 2010, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

12.      OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine months and three months ended July 31, 2011 and 2010, respectively, is as follows:

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
Nine months ended July 31, 2011:
Net sales	$395,193,000	$162,477,000	$(1,698,000)	$555,972,000
Depreciation and amortization	7,683,000	5,458,000	285,000	13,426,000
Operating income	68,385,000	44,556,000	(11,950,000)	100,991,000
Capital expenditures	4,118,000	1,555,000	37,000	5,710,000

Nine months ended July 31, 2010:
Net sales	$301,145,000	$147,231,000	$(726,000)	$447,650,000
Depreciation and amortization	7,467,000	5,817,000	294,000	13,578,000
Operating income	50,332,000	39,961,000	(10,799,000)	79,494,000
Capital expenditures	5,513,000	1,214,000	16,000	6,743,000

Three months ended July 31, 2011:
Net sales	$140,748,000	$57,166,000	$(647,000)	$197,267,000
Depreciation and amortization	2,669,000	1,771,000	95,000	4,535,000
Operating income	24,551,000	15,373,000	(4,218,000)	35,706,000
Capital expenditures	1,155,000	677,000	33,000	1,865,000

Three months ended July 31, 2010:
Net sales	$104,323,000	$54,107,000	$(160,000)	$158,270,000
Depreciation and amortization	2,493,000	2,111,000	96,000	4,700,000
Operating income	17,557,000	15,198,000	(3,762,000)	28,993,000
Capital expenditures	1,696,000	434,000	13,000	2,143,000

Total assets by operating segment as of July 31, 2011 and October 31, 2010 are as follows:

			Other,
	Segment		Primarily	Consolidated
	FSG	ETG	Corporate	Totals

Total assets as of July 31, 2011	$453,630,000	$329,640,000	$71,472,000	$854,742,000
Total assets as of October 31, 2010	410,666,000	328,577,000	42,400,000	781,643,000

13.      COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2011 and 2010, respectively, are as follows:

	Nine months ended July 31,
	2011	2010
Balances as of beginning of fiscal year	$1,636,000	$1,022,000
Accruals for warranties	1,052,000	1,251,000
Warranty claims settled	(722,000)	(855,000)
Acquired warranty liabilities	—	80,000
Balances as of July 31	$1,966,000	$1,498,000

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in fiscal 2012, which translates to approximately $76 million U.S. dollars based on the July 31, 2011 exchange rate, should the subsidiary meet certain earnings objectives through June 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional purchase consideration of up to approximately $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the third year following the acquisition.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional purchase consideration of up to approximately $6.4 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the second year following the acquisition.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by the Company or providing future services to the Company.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that the Company could be required to pay is approximately $93 million payable in fiscal 2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that the Company would be required to pay is approximately $16 million.  The actual contingent purchase consideration will likely be different.

Litigation

The Company is involved in various legal actions arising in the normal course of business.  Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Pending Acquisition

In June 2011, the Company announced that HEICO Electronic had entered into an agreement to acquire 100% of the outstanding capital stock of 3D Plus, S.A. (“3D”).  Closing, which is subject to governmental approvals and standard closing conditions, is expected to occur in the fourth quarter of fiscal 2011.  3D is a leading designer and manufacturer of 3-dimensional microelectronic and stacked memory products used predominately in satellites and medical equipment with design and factory operations in Buc, France and sales, marketing and a technical center in the United States.  The purchase price of this acquisition is not expected to be material or significant to the Company’s condensed consolidated financial statements.

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

Our results of operations for the nine and three months ended July 31, 2011 have been affected by the fiscal 2011 and the fiscal 2010 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report and of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2010, respectively.

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

	Nine months ended July 31,		Three months ended July 31,
	2011	2010	2011	2010
Net sales	$555,972,000	$447,650,000	$197,267,000	$158,270,000
Cost of sales	355,850,000	286,351,000	127,442,000	100,717,000
Selling, general and administrative expenses	99,131,000	81,805,000	34,119,000	28,560,000
Total operating costs and expenses	454,981,000	368,156,000	161,561,000	129,277,000
Operating income	$100,991,000	$79,494,000	$35,706,000	$28,993,000

Net sales by segment:
Flight Support Group	$395,193,000	$301,145,000	$140,748,000	$104,323,000
Electronic Technologies Group	162,477,000	147,231,000	57,166,000	54,107,000
Intersegment sales	(1,698,000)	(726,000)	(647,000)	(160,000)
	$555,972,000	$447,650,000	$197,267,000	$158,270,000

Operating income by segment:
Flight Support Group	$68,385,000	$50,332,000	$24,551,000	$17,557,000
Electronic Technologies Group	44,556,000	39,961,000	15,373,000	15,198,000
Other, primarily corporate	(11,950,000)	(10,799,000)	(4,218,000)	(3,762,000)
	$100,991,000	$79,494,000	$35,706,000	$28,993,000

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.0%	36.0%	35.4%	36.4%
Selling, general and administrative expenses	17.8%	18.3%	17.3%	18.0%
Operating income	18.2%	17.8%	18.1%	18.3%
Interest expense	—	.1%	—	.1%
Other income (expense)	—	.1%	—	—
Income tax expense	5.4%	6.0%	4.7%	5.9%
Net income attributable to noncontrolling interests	3.0%	2.9%	3.0%	2.9%
Net income attributable to HEICO	9.8%	8.8%	10.3%	9.4%

Comparison of First Nine Months of Fiscal 2011 to First Nine Months of Fiscal 2010

Net Sales

Our net sales for the first nine months of fiscal 2011 increased by 24% to a record $556.0 million, as compared to net sales of $447.7 million for the first nine months of fiscal 2010.  The increase in net sales reflects an increase of $94.0 million (a 31% increase) to a record $395.2 million in net sales within the FSG as well as an increase of $15.2 million (a 10% increase) to a record $162.5 million in net sales within the ETG.  The net sales increase in the FSG reflects organic growth of approximately 22%, as well as additional net sales of approximately $24 million contributed by the acquisition of Blue Aerospace in the first quarter of fiscal 2011.  The organic growth principally reflects higher sales of new products and services and an increase in demand for the FSG’s aftermarket replacement parts and repair and overhaul services as a result of increased airline capacity and also reflects higher sales of and demand for the FSG’s industrial products.  The net sales increase in the ETG reflects organic growth of approximately 6% and additional net sales of approximately $7 million contributed by a fiscal 2010 acquisition.  The organic growth in the ETG reflects continued strength in demand for certain of our aerospace, defense, medical and electronic products.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 36.0% for both the first nine months of fiscal 2011 and 2010 despite margin improvements within both the FSG and ETG, as the FSG, and its lower gross profit margins relative to the ETG, accounted for a larger percentage of our consolidated net sales for the first nine months of fiscal 2011 compared to 2010.  Efficiencies realized through higher sales volumes led to higher gross profit margins of the FSG and ETG.  Consolidated cost of sales for the first nine months of fiscal 2011 and 2010 includes approximately $18.2 million and $16.5 million, respectively, of new product research and development expenses.

Selling, general and administrative (“SG&A”) expenses were $99.1 million and $81.8 million for the first nine months of fiscal 2011 and fiscal 2010, respectively.  The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the acquired businesses.  SG&A expenses as a percentage of net sales decreased from 18.3% in the first nine months of fiscal 2010 to 17.8% in the first nine months of fiscal 2011.  The decrease as a percentage of net sales principally reflects controlled corporate spending relative to our net sales growth.

Operating Income

Operating income in the first nine months of fiscal 2011 increased by 27% to a record $101.0 million as compared to operating income of $79.5 million in the first nine months of fiscal 2010.  The increase in operating income reflects an $18.1 million increase (a 36% increase) in operating income of the FSG to a record $68.4 million in the first nine months of fiscal 2011, up from $50.3 million in the first nine months of fiscal 2010 and a $4.6 million increase (an 11% increase) to a record $44.6 million in operating income of the ETG in the first nine months of fiscal 2011, up from $40.0 million in the first nine months of fiscal 2010.  The increase in operating income of both the FSG and ETG in the first nine months of fiscal 2011 principally reflects higher sales volumes and improved gross profit margins as discussed above.

As a percentage of net sales, our consolidated operating income increased to 18.2% in the first nine months of fiscal 2011, up from 17.8% in the first nine months of fiscal 2010.  The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 17.3% in the first nine months of fiscal 2011, up from 16.7% in the first nine months of fiscal 2010 and an increase in the ETG’s operating income as a percentage of net sales to 27.4% in the first nine months of fiscal 2011, up from 27.1% in the first nine months of fiscal 2010.  The increase in consolidated operating income as a percentage of net sales reflects the higher gross profit margins for the FSG and ETG and a reduction in consolidated SG&A expenses as a percentage of net sales as discussed above.

Interest Expense

Interest expense in the first nine months of fiscal 2011 and 2010 was not material.

Other Income

Other income in the first nine months of fiscal 2011 and 2010 was not material.

Income Tax Expense

Our effective tax rate for the first nine months of fiscal 2011 decreased to 29.7% from 34.0% in the first nine months of fiscal 2010.  The effective tax rate for the first nine months of fiscal 2011 reflects the aggregate benefit from tax related items, which increased net income attributable to HEICO by approximately $2.8 million, or $.07 per diluted share, net of expenses, principally from higher research and development tax credits ($1.7 million) and state income apportionment updates ($.9 million).  During the first quarter of fiscal 2011, we recognized the benefit of an income tax credit for qualified research and development activities resulting from the retroactive extension in December 2010 of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011 and recognized such tax credit for the last ten months of fiscal 2010 in the first quarter of fiscal 2011, which, net of expenses, increased net income attributable to HEICO by approximately $.8 million.  During the third quarter of fiscal 2011, the finalization of a study of qualifying fiscal 2010 research and development activities used to prepare our fiscal 2010 U.S. federal and state income tax returns and reduction in the liability for gross unrecognized research and development related tax positions due to both lapses of statutes of limitations and the conclusion of a foreign research and development tax credit audit resulted in an aggregate increase in net income attributable to HEICO of approximately $.9 million, net of expenses.  During the third quarter of fiscal 2011, we filed our fiscal 2010 state tax returns and amended certain prior year state tax returns reflecting a change to the applicable methodology for apportioning income to certain states, which resulted in an increase to net income attributable to HEICO of approximately $.9 million, net of expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  The increase in net income attributable to noncontrolling interests for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 is principally related to higher earnings of the FSG in which the 20% noncontrolling interest is held as well as the 20% noncontrolling interest in the earnings contributed by Blue Aerospace, which was acquired in the first quarter of fiscal 2011.

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $54.3 million, or $1.28 per diluted share, for the first nine months of fiscal 2011, up from $39.3 million, or $.93 per diluted share, for the first nine months of fiscal 2010 principally reflecting the increased operating income referenced above.

Comparison of Third Quarter of Fiscal 2011 to Third Quarter of Fiscal 2010

Net Sales

Our net sales for the third quarter of fiscal 2011 increased by 25% to a record $197.3 million, as compared to net sales of $158.3 million for the third quarter of fiscal 2010.  The increase in net sales reflects an increase of $36.4 million (a 35% increase) to a record $140.7 million in net sales within the FSG as well as an increase of $3.1 million (a 6% increase) to $57.2 million in net sales within the ETG.  The net sales increase in the FSG reflects organic growth of approximately 23% as well as additional net sales of approximately $10 million contributed by the acquisition of Blue Aerospace in the first quarter of fiscal 2011.  The organic growth principally reflects higher sales of new products and services and an increase in demand for the FSG’s aftermarket replacement parts and repair and overhaul services as a result of increased airline capacity and also reflects higher sales of and demand for the FSG’s industrial products.  The net sales increase in the ETG is entirely driven by organic growth of approximately 6%, principally due to improved demand for certain of our aerospace, defense and medical products.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 35.4% for the third quarter of fiscal 2011 as compared to 36.4% for the third quarter of fiscal 2010, principally due to lower margins within the ETG resulting from a more favorable product mix in the third quarter of fiscal 2010.  Consolidated cost of sales for the third quarter of fiscal 2011 and 2010 includes approximately $6.5 million and $6.0 million, respectively, of new product research and development expenses.

SG&A expenses were $34.1 million and $28.6 million for the third quarter of fiscal 2011 and fiscal 2010, respectively.  The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above including the acquired business.  SG&A expenses as a percentage of net sales decreased to 17.3% in the third quarter of fiscal 2011 from 18.0% for the third quarter of fiscal 2010.  The decrease as a percentage of net sales principally reflects the impact of higher net sales volumes on the fixed portion of SG&A expenses and controlled corporate spending relative to our net sales growth.

Operating Income

Operating income for the third quarter of fiscal 2011 increased by 23% to a record $35.7 million, up from $29.0 million for the third quarter of fiscal 2010.  The increase in consolidated operating income principally reflects a $7.0 million increase (a 40% increase) to a record $24.6 million in operating income of the FSG in the third quarter of fiscal 2011, up from $17.6 million in the third quarter of fiscal 2010.  The increase in operating income of the FSG in the third quarter of fiscal 2011 reflects both higher sales volumes and improved operating margins as discussed below.

As a percentage of net sales, our consolidated operating income decreased slightly to 18.1% for the third quarter of fiscal 2011 from 18.3% for the third quarter of fiscal 2010.  The decrease in consolidated operating income as a percentage of net sales reflects a decrease in the ETG’s operating income as a percentage of net sales from 28.1% in the third quarter of fiscal 2010 to 26.9% in the third quarter of fiscal 2011, partially offset by an increase in the FSG’s operating income as a percentage of net sales from 16.8% in the third quarter of fiscal 2010 to 17.4% in the third quarter of fiscal 2011.  The decrease in operating income as a percentage of net sales for the ETG principally reflects the decrease in gross profit margins as discussed above.  The increase in operating income as a percentage of net sales for the FSG reflects the higher gross profit margins and reduction in SG&A expenses as a percentage of net sales as discussed above.

Interest Expense

Interest expense in the third quarter of fiscal 2011 and 2010 was not material.

Other Income

Other income in the third quarter of fiscal 2011 and 2010 was not material.

Income Tax Expense

Our effective tax rate in the third quarter of fiscal 2011 decreased to 26.0% from 32.3% in the third quarter of fiscal 2010.  The effective tax rate for the third quarter of fiscal 2011 reflects the aggregate benefit from tax related items, which increased net income attributable to HEICO by approximately $2.0 million, or $.05 per diluted share, net of expenses, principally from state income apportionment updates ($.9 million) and higher research and development tax credits ($.9 million) that we recognized upon the filing of our fiscal 2010 U.S. federal and state tax returns and amendment of certain prior year state tax returns.  The state income apportionment related benefit principally reflects a change to the applicable methodology for apportioning income to certain states in the fiscal 2010 and amended returns.  The higher research and development tax credits reflect the finalization of a study of qualifying fiscal 2010 research and development activities and reduction in the liability for gross unrecognized research and development related tax positions due to both lapses of statutes of limitations and the conclusion of a foreign research and development tax credit audit.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  The increase in net income attributable to noncontrolling interests for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 is principally related to higher earnings of the FSG in which the 20% noncontrolling interest is held as well as the 20% noncontrolling interest in the earnings contributed by Blue Aerospace, which was acquired in the first quarter of fiscal 2011.

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $20.4 million, or $.48 per diluted share, for the third quarter of fiscal 2011, up from $14.9 million, or $.35 per diluted share, for the third quarter of fiscal 2010 reflecting the increased operating income referenced above.

Outlook

The consensus market outlook for the commercial airline industry expects year-over-year capacity increases for the second half of calendar 2011, but at a slower growth rate than experienced in the first half of the year.  In our ETG’s markets, we generally anticipate stable demand for our products.  Based on this current economic visibility, we expect continued year-over-year sales and earnings growth for the remainder of fiscal 2011.

Liquidity and Capital Resources

Our principal uses of cash include payments of principal and interest on debt, acquisitions, capital expenditures, distributions to noncontrolling interests, cash dividends and increases in working capital.

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility.  The revolving credit facility contains both financial and non-financial covenants.  As of July 31, 2011, we were in compliance with all such covenants.  As of July 31, 2011, we have no borrowings under our current revolving credit facility.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $85.0 million in the first nine months of fiscal 2011 and consisted primarily of net income from consolidated operations of $71.0 million and depreciation and amortization of $13.4 million (a non-cash item).  Net cash provided by operating activities increased $17.1 million, up from $67.9 million in the first nine months of fiscal 2010.  The increase in net cash provided by operating activities is principally due to an increase in net income from consolidated operations of $18.6 million, a higher net tax benefit from stock options exercises of $1.1 million and increased stock option expense of $.9 million, partially offset by an increase in net operating assets (current assets used in operating activities net of current liabilities) of $3.6 million.

Investing Activities

Net cash used in investing activities of $34.7 million during the first nine months of fiscal 2011 related primarily to acquisitions of $29.2 million and capital expenditures totaling $5.7 million.  Further details regarding the acquisition made by the FSG in the first quarter of fiscal 2011 may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities of $29.3 million during the first nine months of fiscal 2011 related primarily to net payments on our revolving credit facility of $14.0 million, acquisitions of noncontrolling interests of $7.2 million, distributions to noncontrolling interests of $6.3 million, redemptions of common stock related to stock option exercises of $5.4 million and the payment of $4.6 million in cash dividends on our common stock, partially offset by the presentation of $6.3 million of excess tax benefit from stock option exercises as a financing activity and proceeds from stock option exercises of $2.1 million.

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

Acquisitions – Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may be obligated to pay additional purchase consideration of up to 73 million Canadian dollars in fiscal 2012, which translates to approximately $76 million U.S. dollars based on the July 31, 2011 exchange rate, should the subsidiary meet certain earnings objectives through June 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional purchase consideration of up to approximately $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the third year following the acquisition.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional purchase consideration of up to approximately $6.4 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the second year following the acquisition.

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met.  Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap in certain cases) and is not contingent upon the former shareholders of the acquired entities remaining employed by us or providing future services to us.  Accordingly, such consideration will be recorded as an additional cost of the respective acquired entity when paid.  The aggregate maximum amount of such contingent purchase consideration that we could be required to pay is approximately $93 million payable in fiscal 2012.  Assuming the subsidiaries perform over their respective future measurement periods at the same earnings levels they have performed in the comparable historical measurement periods, the aggregate amount of such contingent purchase consideration that we would be required to pay is approximately $16 million.  The actual contingent purchase consideration will likely be different.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements.  ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity and requires reclassification adjustments for items that were reclassified from other comprehensive income and net income to be presented on the face of the financial statements.  ASU 2011-05 must be applied retroactively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, or in the second quarter of fiscal 2012 for HEICO.  We are currently evaluating which presentation option to elect, but the adoption of these provisions will have no effect on our results of operations, financial position or cash flows.

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

PART II.  OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.^

101.SCH	XBRL Taxonomy Extension Schema Document.^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.^

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.^

*	Filed herewith.
**	Furnished herewith.
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

HEICO CORPORATION

Date: September 1, 2011	By:	/s/ THOMAS S. IRWIN
Thomas S. Irwin Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.