Form 10-K
period 2011-10-31
HEICO CORP
filed 2011-12-22
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011 or

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

Large accelerated filer ☒    Accelerated filer ☐    Non−accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $1,563,691,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2011 as reported by the New York Stock Exchange.

The number of shares outstanding of each of the registrant’s classes of common stock as of December 16, 2011:

Common Stock, $.01 par value	17,054,339 shares
Class A Common Stock, $.01 par value	25,034,862 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HEICO CORPORATION

PART I

Item 1.              BUSINESS

The Company

HEICO Corporation through its subsidiaries (collectively, “HEICO,” “we,” “us,” “our” or the “Company”) believes it is the world’s largest manufacturer of Federal Aviation Administration (“FAA”)-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers (“OEMs”) and their subcontractors.  HEICO also believes it is a leading manufacturer of various types of electronic equipment for the aviation, defense, space, industrial, medical, telecommunication and electronic industries.

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

Our business is comprised of two operating segments:

The Flight Support Group.  Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, accounted for 70%, 67% and 73% of our net sales in fiscal 2011, 2010 and 2009, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products and other component parts primarily for aerospace, defense and commercial applications.

The Electronic Technologies Group.  Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 30%, 33% and 27% of our net sales in fiscal 2011, 2010 and 2009, respectively.  Through our Electronic Technologies Group, which derived approximately 56% of its sales in fiscal 2011 from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, three-dimensional microelectronic and stacked memory products, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

HEICO has continuously operated in the aerospace industry for more than 50 years.  Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $764.9 million in fiscal 2011, a compound annual growth rate of approximately 17%.  During the same period, we improved our net income from $2.0 million to $72.8 million, representing a compound annual growth rate of approximately 19%.

Disciplined Acquisition Strategy

Acquisitions have been an important element of our growth strategy over the past twenty-one years, supplementing our organic growth.  Since 1990, we have completed more than 40 acquisitions complementing the niche segments within which we operate of the aviation, defense, space, medical, telecommunication and electronic industries.  We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence.  Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong earnings and cash flow potential, and are available at fair prices.

Flight Support Group

The Flight Support Group, headquartered in Hollywood, Florida, serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors.  Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines.  Other OEMs have been the sole source of replacement parts for their aircraft component parts.  While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of approximately 300 to 500 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year.  We currently offer to our customers over 6,000 parts for which PMAs have been received from the FAA.

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

Factory-New Jet Engine and Aircraft Component Replacement Parts.  The Flight Support Group engages in the research and development, design, manufacture and sale of FAA-approved replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies.  Our principal competitors are aircraft engine and aircraft component manufacturers.  The Flight Support Group’s factory-new replacement parts include various jet engine and aircraft component replacement parts.  A key element of our growth strategy is the continued design and development of an increasing number of PMA replacement parts in order to further penetrate our existing customer base and obtain new customers.  We select the jet engine and aircraft component replacement parts to design and manufacture through a selection process which analyzes industry information to determine which replacement parts are suitable candidates.

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

Distribution.  The Flight Support Group distributes FAA-approved parts including hydraulic, pneumatic, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.  The Flight Support Group also is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States.

Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs.  The Flight Support Group manufactures thermal insulation blankets and parts primarily for aerospace, defense and commercial applications.  The Flight Support Group also manufactures specialty components for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.

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

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $300,000 in fiscal 1991, increased to approximately $12.9 million in fiscal 2011, $11.8 million in fiscal 2010 and $11.5 million in fiscal 2009.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and approximately 100 to 200 DER-approved repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

Three-Dimensional Microelectronic and Stacked Memory Products.  With the acquisition of 3D Plus SA in September 2011, the Electronic Technologies Group designs, manufactures and markets three-dimensional microelectronic and stacked memory products including memories, Point of Load (“POL”) voltage converters and peripherals, industrial memories, and complex System-In-Package (“SiP”) solutions.  The products’ patented designs provide high reliability memory and circuitry in a unique and stacked form which saves space and weight.  These products are principally integrated into larger subsystems equipping satellites and spacecraft and are also utilized in medical equipment.

Harsh environment connectivity products and custom molded cable assemblies.  With the acquisition of Switchcraft, Inc. in November 2011, the Electronic Technologies Group designs and manufactures high performance, high reliability and harsh environment electronic connectors and other interconnect products.  These products include connectors, jacks and plugs, cables, patch panels and switches utilized in aviation, broadcast/audio, defense, industrial, medical and other equipment.

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $12.5 million in fiscal 2011, $10.9 million in fiscal 2010 and $8.2 million in fiscal 2009.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunication, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 17% of total net sales during the year ended October 31, 2011.

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

Our jet engine and aircraft component replacement parts business competes primarily with aircraft engine and aircraft component manufacturers.  The competition is principally based on price and service to the extent that our parts are interchangeable.  With respect to other aerospace products and services sold by the Flight Support Group, we compete with both the leading jet engine OEMs and a large number of machining, fabrication and repair companies, some of which have greater financial and other resources than we do.  Competition is based mainly on price, product performance, service and technical capability.

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

Backlog

Our total backlog of unshipped orders was $224 million as of October 31, 2011 compared to $142 million as of October 31, 2010.  The Flight Support Group’s backlog of unshipped orders was $75 million as of October 31, 2011 as compared to $48 million as of October 31, 2010.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment.  The increase in the Flight Support Group’s backlog is principally related to backlog of the business acquired during fiscal 2011 and increased orders associated with one of our businesses that manufactures specialty products for aerospace, defense and industrial applications.  The Electronic Technologies Group’s backlog of unshipped orders was $149 million as of October 31, 2011 as compared to $94 million as of October 31, 2010.  The increase in the Electronic Technologies Group’s backlog is principally related to a five-year contract worth approximately $50 million to design and manufacture component products by one of our Electronic Technologies Group subsidiaries.  Substantially the entire backlog of orders as of October 31, 2011, excluding most of this contract, is expected to be delivered during fiscal 2012.

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

Employees

As of October 31, 2011, we had approximately 2,500 full-time and part-time employees including approximately 1,500 in the Flight Support Group and approximately 1,000 in the Electronic Technologies Group.  None of our employees are represented by a union.  Our management believes that we have good relations with our employees.

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors at the first meeting following the annual meeting of shareholders and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 16, 2011:

Name	Age	Position(s)	Director Since

Laurans A. Mendelson	73	Chairman of the Board and Chief Executive Officer	1989

Eric A. Mendelson	46	Co-President and Director; President and Chief Executive Officer of HEICO Aerospace Holdings Corp.	1992

Victor H. Mendelson	44	Co-President and Director; President and Chief Executive Officer of HEICO Electronic Technologies Corp.	1996

Thomas S. Irwin	65	Executive Vice President and Chief Financial Officer	–

William S. Harlow	63	Vice President of Corporate Development	–

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

Eric A. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  He also has served as President and Chief Executive Officer of HEICO Aerospace Holdings Corp., a subsidiary of ours, since its formation in 1997; and President of HEICO Aerospace Corporation since 1993.  Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company which is a shareholder of HEICO.  In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida and a member of the Board of Trustees of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Directors of the Columbia College Alumni Association.  Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

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

Thomas S. Irwin has served as our Executive Vice President and Chief Financial Officer since September 1991; our Senior Vice President from 1986 to 1991; and our Vice President and Treasurer from 1982 to 1986.  Mr. Irwin is a Certified Public Accountant.  He is a Trustee of the Greater Hollywood Chamber of Commerce and a member of the Board of Directors of the Greater Fort Lauderdale Alliance/Broward County.

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

In fiscal 2011, approximately 56% of the sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components and homeland security products.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to the risks associated with sales to foreign customers, which could harm our business.

We market our products and services in approximately 95 countries, with 34% of our consolidated net sales in fiscal 2011 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

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

Intense competition from existing and new competitors may harm our business.

We face significant competition in each of our businesses.

Flight Support Group

•	For jet engine and aircraft component replacement parts, we compete with the industry’s leading jet engine and aircraft component OEMs.

•	For the overhaul and repair of jet engine and aircraft components as well as avionics and navigation systems, we compete with:

-	major commercial airlines, many of which operate their own maintenance and overhaul units;

-	OEMs, which manufacture, repair and overhaul their own parts; and

-	other independent service companies.

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

Our business is affected by the availability and price of the raw materials and component parts that we use to manufacture our products.  Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand.  The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, labor disputes, governmental actions and legislative or regulatory changes.  As a result, our suppliers may fail to perform according to specifications when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance.  Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies.  Our inability to fill our supply needs could jeopardize our ability to fulfill obligations under customer contracts, which could result in reduced revenues and profits, contract penalties or terminations, and damage to customer relationships.  Further, increased costs of such raw materials or components could reduce our profits if we were unable to pass along such price increases to our customers.

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

We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2011, our effective tax rate was 31.0% of our income before income taxes and noncontrolling interests.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

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

As of December 16, 2011, collectively our executive officers and entities controlled by them, our 401(k) Plan and members of the Board of Directors beneficially owned approximately 21% of our outstanding Common Stock and approximately 6% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate office.  As of October 31, 2011, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG and the ETG to support their principal operating activities is as follows:

Flight Support Group
	Square Footage
Location	Leased	Owned	Description
United States facilities (8 states)	349,000	177,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (6 states)	132,000	127,000	Repair and overhaul facilities
International facilities (3 countries)	9,000	—	Manufacturing, engineering and distribution facilities
- India, Singapore and United Kingdom

Electronic Technologies Group
	Square Footage
Location	Leased	Owned	Description
United States facilities (9 states)	230,000	76,000	Manufacturing and engineering facilities
International facilities (3 countries)	52,000	35,000	Manufacturing and engineering facilities
- Canada, France and United Kingdom

Corporate
	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	4,000	Administrative offices

(1)
Represents the square footage of our corporate offices in Miami, Florida.  The square footage of our corporate headquarters in Hollywood, Florida is included within the square footage under the caption “United States facilities (8 states)” under Flight Support Group.

Item 3.       LEGAL PROCEEDINGS

We are involved in various legal actions arising in the normal course of business.  Based upon the Company’s and our legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material effect on our results of operations, financial position or cash flows.

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

In March of 2011 and 2010, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock splits were effected as of April 26, 2011 and April 27, 2010, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of April 15, 2011 and April 16, 2010, respectively.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

Class A Common Stock

	High	Low	Cash Dividends Per Share
Fiscal 2010:
First Quarter	$23.66	$19.22	$.038
Second Quarter	28.54	20.93	―
Third Quarter	27.38	20.62	.048
Fourth Quarter	29.98	20.19	―

Fiscal 2011:
First Quarter	$34.28	$28.13	$.048
Second Quarter	36.70	29.90	―
Third Quarter	41.72	33.30	.060
Fourth Quarter	40.73	28.06	―

As of December 16, 2011, there were 480 holders of record of our Class A Common Stock.

Common Stock

	High	Low	Cash Dividends Per Share
Fiscal 2010:
First Quarter	$29.58	$23.66	$.038
Second Quarter	36.29	26.30	―
Third Quarter	35.69	27.74	.048
Fourth Quarter	40.60	27.66	―

Fiscal 2011:
First Quarter	$47.20	$38.39	$.048
Second Quarter	51.02	41.94	―
Third Quarter	57.98	44.76	.060
Fourth Quarter	59.45	40.05	―

As of December 16, 2011, there were 513 holders of record of our Common Stock.

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return of $100 invested in the New York Stock Exchange (NYSE) Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2006 through October 31, 2011.  The NYSE Composite Index measures all common stock listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecrafts used for defense purposes.  The total returns include the reinvestment of cash dividends.

Comparison of Five-Year Cumulative Total Return

	Cumulative Total Return as of October 31,
	2006	2007	2008	2009	2010	2011
HEICO Common Stock	$100.00	$150.36	$106.51	$105.62	$173.34	$248.73
HEICO Class A Common Stock	100.00	144.83	94.12	103.89	156.91	208.23
NYSE Composite Index	100.00	117.51	69.07	76.80	85.62	86.19
Dow Jones U.S. Aerospace Index	100.00	132.04	79.51	89.45	122.27	131.29

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

Comparison of Twenty One-Year Cumulative Total Return

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995	1996
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25	$430.02
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32	225.37
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00	341.65

	1997	1998	1999	2000	2001	2002	2003
HEICO Common Stock	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86	$670.39	$1,067.42
NYSE Composite Index	289.55	326.98	376.40	400.81	328.78	284.59	339.15
Dow Jones U.S. Aerospace Index	376.36	378.66	295.99	418.32	333.32	343.88	393.19

	2004	2005	2006	2007	2008	2009	2010
HEICO Common Stock	$1,366.57	$1,674.40	$2,846.48	$4,208.54	$2,872.01	$2,984.13	$4,722.20
NYSE Composite Index	380.91	423.05	499.42	586.87	344.96	383.57	427.61
Dow Jones U.S. Aerospace Index	478.49	579.77	757.97	1,000.84	602.66	678.00	926.75

2011
HEICO Common Stock	$6,557.88
NYSE Composite Index	430.46
Dow Jones U.S. Aerospace Index	995.11

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock.  In July 2011, we paid our 66th consecutive semi-annual cash dividend since 1979.  The cash dividend of $.06 per share represents a 25% increase over the prior semi-annual per share amount of $.048.  Effective with this increase, the current annual cash dividend is $.12.  Our Board of Directors presently intends to continue the payment of regular semi-annual cash dividends on both classes of our common stock.  In December 2011, the Board of Directors declared a regular semi-annual cash dividend of $.06 per share payable in January 2012.  Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of October 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,726,194	$23.96	1,333,215

Equity compensation plans not approved by security holders (2)	125,000	$4.71	—

Total	1,851,194	$22.66	1,333,215

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

Issuer Purchases of Equity Securities

The following table provides information about issuer purchases of equity securities during the quarter ended October 31, 2011:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)

August 1, 2011 - August 31, 2011
Common Stock	—	—	—	—
Class A Common Stock	—	—	—	1,601,160
September 1, 2011 - September 30, 2011
Common Stock	6,603	$48.63	—	—
Class A Common Stock	731	$34.76	—	1,601,160
October 1, 2011 - October 31, 2011
Common Stock	218,486	$53.48	—	—
Class A Common Stock	—	—	—	1,601,160
Total
Common Stock	225,089	$53.34	—	—
Class A Common Stock	731	$34.76	—	1,601,160

__________________

(1)
The shares purchased represent shares tendered by option holders as payment of the exercise price and employee withholding taxes due upon the exercise of non-qualified stock options and did not impact the shares that may be purchased under our existing share repurchase program.

(2)
In 1990, our Board of Directors authorized a share repurchase program, which allows us to repurchase our shares in the open market or in privately negotiated transactions at our discretion, subject to certain restrictions included in our revolving credit agreement.  As of October 31, 2011, the maximum number of shares that may yet be purchased under this program was 1,601,160 of either or both of our Class A Common Stock and our Common Stock.  The repurchase program does not have a fixed termination date.  See Note 8, Shareholders’ Equity, of the Notes to Consolidated Financial Statements for more information.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2011.

Item 6.  SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2011		2010		2009		2008		2007
	(in thousands, except per share data)
Operating Data:
Net sales	$764,891		$617,020		$538,296		$582,347		$507,924
Gross profit	274,441		222,347		181,011		210,495		177,458
Selling, general and administrative expenses	136,010		113,174		92,756		104,707		91,444
Operating income	138,431	(3)	109,173	(5)	88,255		105,788	(7)	86,014
Interest expense	142		508		615		2,314		3,293
Other income (expense)	64		390		205		(637)		95
Net income attributable to HEICO	72,820	(3) (4)	54,938	(5)	44,626	(6)	48,511	(7)	39,005	(8)

Weighted average number of common shares outstanding: (2)
Basic	41,632		41,041		40,945		41,108		40,181
Diluted	42,501		42,214		42,225		42,568		42,080

Per Share Data: (2)
Net income per share attributable to HEICO shareholders:
Basic	$1.75	(3) (4)	$1.34	(5)	$1.09	(6)	$1.18	(7)	$0.97	(8)
Diluted	1.71	(3) (4)	1.30	(5)	1.06	(6)	1.14	(7)	0.93	(8)
Cash dividends per share (2)	.108		.086		.077		.064		.051

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$17,500		$6,543		$7,167		$12,562		$4,947
Total assets	941,069		781,643		732,910		676,542		631,302
Total debt (including current portion)	40,158		14,221		55,431		37,601		55,952
Redeemable noncontrolling interests	65,430		55,048		56,937		48,736		49,370
Total shareholders’ equity	620,154		554,826		490,658		453,002		395,169
__________________

(1)	Results include the results of acquisitions from each respective effective date. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)	All share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in April 2011 and 2010.

(3)
Operating income was reduced by a net aggregate of $3,837 due to $4,987 in impairment losses related to the write-down of certain intangible assets within the Electronic Technologies Group (“ETG”) to their estimated fair values, partially offset by a $1,150 reduction in the value of contingent consideration related to a prior year acquisition.  Approximately $4,528 of the impairment losses and the reduction in value of contingent consideration were recorded as a component of selling general and administrative expenses, while the remaining impairment losses of $459 were recorded as a component of cost of goods sold, which decreased net income attributable to HEICO by $2,394, or $.06 per basic and diluted share, in aggregate.

(4)
Includes the aggregate tax benefit principally from state income apportionment updates and higher research and development tax credits recognized upon the filing of HEICO’s fiscal 2010 U.S. federal and state tax returns and amendments of certain prior year state tax returns as well as the benefit of an income tax credit, net of expenses, for ten months’ of fiscal 2010 qualified research and development activities recognized in fiscal 2011 upon the retroactive extension in December 2010 of Section 41, “Credit for Increasing Research Activities,” of the Internal Revenue Code, which increased net income attributable to HEICO by $2,832, or $.07 per basic and diluted share, in aggregate.

(5)
Operating income was reduced by an aggregate of $1,438 in impairment losses related to the write-down of certain intangible assets within the ETG to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses and decreased net income attributable to HEICO by $889, or $.02 per basic and diluted share.

(6)
Includes a benefit related to a settlement with the Internal Revenue Service concerning the income tax credit claimed by the Company on its U.S. federal filings for qualified research and development activities incurred during fiscal years 2002 through 2005 as well as an aggregate reduction to the related liability for unrecognized tax benefits for fiscal years 2006 through 2008, which increased net income attributable to HEICO by approximately $1,225, or $.03 per basic and diluted share.

(7)
Operating income was reduced by an aggregate of $1,835 in impairment losses related to the write-down of certain intangible assets within the ETG to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses and decreased net income attributable to HEICO by $1,140 or $.03 per basic and diluted share.

(8)
Includes the benefit of a tax credit (net of related expenses) for qualified research and development activities recognized for the full fiscal 2006 year pursuant to the retroactive extension in December 2006 of Section 41, “Credit for Increasing Research Activities,” of the Internal Revenue Code, which increased net income by $535, or $.01 per basic and diluted share.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business is comprised of two operating segments, the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).

The Flight Support Group consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, which primarily:

•
Designs, Manufactures, Repairs, Overhauls and Distributes Jet Engine and Aircraft Component Replacement Parts.  The Flight Support Group designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the Federal Aviation Administration (“FAA”).  The Flight Support Group also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.  Additionally, the Flight Support Group is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States.

The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•
Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; power conversion products serving the high-reliability military, space and commercial avionics end-markets; underwater locator beacons used to locate data and voice recorders utilized on aircraft and marine vessels; electromagnetic interference shielding for commercial and military aircraft operators, traveling wave tube amplifiers and microwave power modules used in radar, electronic warfare, on-board jamming and countermeasure systems, electronics companies and telecommunication equipment suppliers; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to computers; high voltage energy generators interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets; high frequency power delivery systems for the commercial sign industry; high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems; and three-dimensional microelectronic and stacked memory products that are principally integrated into larger subsystems equipping satellites and spacecraft.

Our results of operations during each of the past three fiscal years have been affected by a number of transactions.  This discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein.  All per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in April 2011 and 2010.  See Note 1, Summary of Significant Accounting Policies – Stock Splits, of the Notes to Consolidated Financial Statements for additional information regarding these stock splits.  For further information regarding the acquisitions discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Acquisitions are included in our results of operations from the effective dates of acquisition.

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

In December 2010, we acquired, through HEICO Aerospace, 80.1% of the assets and assumed certain liabilities of Blue Aerospace LLC (“Blue Aerospace”).  Blue Aerospace is a supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States.  The remaining 19.9% interest continues to be owned by certain members of Blue Aerospace’s management team.

In September 2011, we acquired, through HEICO Electronic, all of the outstanding capital stock of 3D Plus SA (“3D”).  3D is a leading designer and manufacturer of three-dimensional microelectronic and stacked memory products used predominately in satellites and also utilized in medical equipment.

The purchase price of each of the above referenced acquisitions was paid in cash using proceeds from our revolving credit facility and is not material or significant to our consolidated financial statements.  The aggregate cost paid in cash for acquisitions, including additional purchase consideration payments, was $94.7 million, $39.1 million and $59.8 million in fiscal 2011, 2010 and 2009, respectively.

In December 2008, we acquired, through HEICO Aerospace, an additional 14% equity interest in one of our subsidiaries, which increased our ownership interest to 72%.  In February 2011, we acquired an additional 8% equity interest in the subsidiary, which increased our ownership interest to 80%.

Critical Accounting Policies

We believe that the following are our most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to cost estimates.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method.  A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.  The percentage of our net sales recognized under the percentage-of-completion method was approximately 1%, 2% and 1% in fiscal 2011, 2010 and 2009, respectively.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material or significant effect on net income or net income per share in fiscal 2011, 2010 or 2009.

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

We periodically evaluate the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.  These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels, or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

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

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using an average of published multiples for the industry sectors in which our reporting units operate.  We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using our estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2011, 2010 and 2009, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2011 significantly exceeded their carrying value.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  To derive the fair value of our trade names, we utilize an income approach, which relies upon management’s assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.  Based on the intangible impairment tests conducted, we recognized pre-tax impairment losses related to the write-down of certain customer relationships of $4.3 million, $1.1 million and $.2 million during fiscal 2011, 2010 and 2009, respectively, the write-down of certain trade names of $.2 million, $.3 million and $.1 million during fiscal 2011, 2010 and 2009, respectively, and the write-down of certain intellectual property of $.5 million during fiscal 2011, within the ETG to their estimated fair values.  The impairment losses pertaining to certain customer relationships and trade names were recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and the impairment losses pertaining to intellectual property were recorded as a component of costs of goods sold.

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

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations:

	Year ended October 31,
	2011	2010	2009

Net sales	$764,891,000	$617,020,000	$538,296,000
Cost of sales	490,450,000	394,673,000	357,285,000
Selling, general and administrative expenses	136,010,000	113,174,000	92,756,000
Total operating costs and expenses	626,460,000	507,847,000	450,041,000
Operating income	$138,431,000	$109,173,000	$88,255,000

Net sales by segment:
Flight Support Group	$539,563,000	$412,337,000	$395,423,000
Electronic Technologies Group	227,771,000	205,648,000	143,372,000
Intersegment sales	(2,443,000)	(965,000)	(499,000)
	$764,891,000	$617,020,000	$538,296,000

Operating income by segment:
Flight Support Group	$95,001,000	$67,896,000	$60,003,000
Electronic Technologies Group	59,465,000	56,126,000	39,981,000
Other, primarily corporate	(16,035,000)	(14,849,000)	(11,729,000)
	$138,431,000	$109,173,000	$88,255,000

Net sales	100.0%	100.0%	100.0%
Gross profit	35.9%	36.0%	33.6%
Selling, general and administrative expenses	17.8%	18.3%	17.2%
Operating income	18.1%	17.7%	16.4%
Interest expense	—	.1%	.1%
Other income	—	.1%	—
Income tax expense	5.6%	5.9%	5.2%
Net income attributable to noncontrolling interests	3.0%	2.8%	2.8%
Net income attributable to HEICO	9.5%	8.9%	8.3%

Comparison of Fiscal 2011 to Fiscal 2010

Net Sales

Our net sales in fiscal 2011 increased by 24% to a record $764.9 million, as compared to net sales of $617.0 million in fiscal 2010.  The increase in net sales reflects an increase of $127.2 million (a 31% increase) to a record $539.6 million in net sales within the FSG as well as an increase of $22.1 million (an 11% increase) to a record $227.8 million in net sales within the ETG.  The net sales increase in the FSG reflects organic growth of approximately 21%, as well as additional net sales of approximately $37 million contributed by the first quarter of fiscal 2011 acquisition of Blue Aerospace.  The organic growth principally reflects higher sales of new products and services and an increase in demand for the FSG’s aftermarket replacement parts and repair and overhaul services as a result of increased airline capacity and also reflects higher sales of and demand for the FSG’s industrial products.  The net sales increase in the ETG principally reflects organic growth of approximately 10%.  The organic growth in the ETG reflects continued strength in demand for certain of our defense, aerospace, medical and electronic products.

Our net sales in fiscal 2011 and 2010 by market approximated 60% and 62%, respectively, from the commercial aviation industry, 24% and 23%, respectively, from the defense and space industries, and 16% and 15%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 35.9% in fiscal 2011 as compared to 36.0% in fiscal 2010, principally reflecting higher margins within the FSG due to efficiencies realized through higher sales volumes offset by lower margins within the ETG due to changes in product mix.  Consolidated cost of sales in fiscal 2011 and 2010 includes approximately $25.4 million and $22.7 million, respectively, of new product research and development expenses.

Selling, general and administrative (“SG&A”) expenses were $136.0 million and $113.2 million in fiscal 2011 and 2010, respectively.  The increase in SG&A expenses was mainly due to higher operating costs, principally personnel related, associated with the growth in net sales discussed above as well as the acquired businesses.  SG&A expenses as a percentage of net sales decreased from 18.3% in fiscal 2010 to 17.8% in fiscal 2011.  The decrease as a percentage of net sales principally reflects the impact of higher net sales volumes on the fixed portion of SG&A expenses and controlled corporate spending relative to our net sales growth.

Operating Income

Operating income in fiscal 2011 increased by 27% to a record $138.4 million as compared to operating income of $109.2 million in fiscal 2010.  The increase in operating income reflects a $27.1 million increase (a 40% increase) in operating income of the FSG to a record $95.0 million in fiscal 2011 from $67.9 million in fiscal 2010 and a $3.4 million increase (a 6% increase) to a record $59.5 million in operating income of the ETG in fiscal 2011, up from $56.1 million in fiscal 2010, partially offset by a $1.2 million increase in corporate expenses.  The increase in operating income of both the FSG and ETG in fiscal 2011 principally reflects efficiencies gained from the increased sales volumes.

As a percentage of net sales, our consolidated operating income increased to 18.1% in fiscal 2011 compared to 17.7% in fiscal 2010.  The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 17.6% in fiscal 2011 from 16.5% in fiscal 2010, partially offset by a decrease in the ETG’s operating income as a percentage of net sales from 27.3% in fiscal 2010 to 26.1% in fiscal 2011.  The increase in operating income as a percentage of net sales for the FSG reflects the higher sales volumes and improved gross profit margins as discussed above.  The decrease in operating income as a percentage of net sales for the ETG principally reflects an aggregate impact of $3.8 million due to impairment losses related to the write-down of certain intangible assets to their estimated fair values of $5.0 million, partially offset by a $1.2 million reduction in the value of contingent consideration related to a prior year acquisition.

Interest Expense

Interest expense in fiscal 2011 and 2010 was not material.

Other Income

Other income in fiscal 2011 and 2010 was not material.

Income Tax Expense

Our effective tax rate for fiscal 2011 decreased to 31.0% from 33.7% in fiscal 2010.  The effective tax rate for fiscal 2011 reflects the aggregate benefit from tax related items, which increased net income attributable to HEICO by approximately $2.8 million, or $.07 per diluted share, net of expenses, principally from higher research and development tax credits ($1.7 million), state income apportionment updates ($.9 million) and other prior year tax return to accrual adjustments ($.2 million).  During the first quarter of fiscal 2011, we recognized the benefit of an income tax credit for qualified research and development activities resulting from the retroactive extension in December 2010 of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011 and recognized such tax credit for the last ten months of fiscal 2010 in the first quarter of fiscal 2011, which, net of expenses, increased net income attributable to HEICO by approximately $.8 million in fiscal 2011.  During the third quarter of fiscal 2011, the finalization of a study of qualifying fiscal 2010 research and development activities used to prepare our fiscal 2010 U.S. federal and state income tax returns and reduction in the liability for gross unrecognized research and development related tax positions due to both lapses of statutes of limitations and the conclusion of a foreign research and development tax credit audit resulted in an aggregate increase in net income attributable to HEICO of approximately $.8 million, net of expenses, in fiscal 2011.  During the third quarter of fiscal 2011, we filed our fiscal 2010 state tax returns and amended certain prior year state tax returns reflecting a change to the applicable methodology for apportioning income to certain states, which resulted in an increase in net income attributable to HEICO of approximately $.9 million, net of expenses, in fiscal 2011.

For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  Net income attributable to noncontrolling interests was $22.6 million in fiscal 2011 compared to $17.4 million in fiscal 2010.  The increase in net income attributable to noncontrolling interests in fiscal 2011 compared to fiscal 2010 is principally related to higher earnings of the FSG in which the 20% noncontrolling interest is held as well as the 19.9% noncontrolling interest in the earnings contributed by Blue Aerospace, which was acquired in the first quarter of fiscal 2011.

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $72.8 million, or $1.71 per diluted share, in fiscal 2011 compared to $54.9 million, or $1.30 per diluted share, in fiscal 2010 principally reflecting the increased operating income referenced above.

Outlook

During fiscal 2012, we will continue our focus on developing new products and services, further market penetration, additional acquisition opportunities and maintaining our financial strength.  The general overall economic uncertainty may moderate growth in our commercial aviation markets, while we expect overall stable markets for the products of our ETG.  Overall, we are targeting growth in fiscal 2012 full year net sales and net income over fiscal 2011 levels.

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

SG&A expenses were $113.2 million and $92.8 million in fiscal 2010 and fiscal 2009, respectively.  The increase in SG&A expenses is mainly due to the operating costs of the fiscal 2010 and fiscal 2009 acquisitions referenced above, and higher operating costs, principally personnel related, associated with the growth in consolidated net sales.  SG&A expenses as a percentage of net sales increased from 17.2% in 2009 to 18.3% in fiscal 2010 reflecting a higher level of accrued performance awards based on the improved consolidated operating results.

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

Income Tax Expense

Our effective tax rate for fiscal 2010 increased to 33.7% from 31.9% in fiscal 2009.  The effective tax rate for fiscal 2009 was lower due to a settlement reached with the Internal Revenue Service (“IRS”) pertaining to the income tax credit claimed on HEICO’s U.S. federal filings for qualified research and development activities incurred for fiscal years 2002 through 2005 and a resulting reduction to the related liability for unrecognized tax benefits for fiscal years 2006 through 2008 based on new information obtained during the examination.  In addition, the effective tax rate for fiscal 2010 was higher than fiscal 2009 as the fiscal 2010 tax expense only reflects a credit for qualifying research and development activities through December 31, 2009 due to the expiration of such tax credit and was higher due to an increased effective state income tax rate principally as a result of the previously mentioned fiscal 2010 and 2009 acquisitions.  The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, which was approved December 17, 2010, includes an extension of the research and development tax credit retroactive to December 31, 2009.  No research and development tax credits have been included in the fiscal 2010 results for the periods after December 31, 2009 since the extension of the tax credit was not enacted until fiscal 2011.

For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG.  Net income attributable to noncontrolling interests was $17.4 million in fiscal 2010 compared to $15.2 million in fiscal 2009.  The increase in net income attributable to noncontrolling interests in fiscal 2010 compared to fiscal 2009 is related to higher earnings of certain FSG and ETG subsidiaries in which noncontrolling interests exist.

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $54.9 million, or $1.30 per diluted share, in fiscal 2010 compared to $44.6 million, or $1.06 per diluted share, in fiscal 2009 reflecting the increased operating income referenced above.  Diluted net income per share attributable to HEICO shareholders in fiscal 2009 included a $.04 per diluted share benefit from the aforementioned favorable IRS settlement.

Inflation

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation.  The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

Liquidity and Capital Resources

Our capitalization was as follows:

	As of October 31,
	2011	2010
Cash and cash equivalents	$17,500,000	$6,543,000
Total debt (including current portion)	40,158,000	14,221,000
Shareholders’ equity	620,154,000	554,826,000
Total capitalization (debt plus equity)	660,312,000	569,047,000
Total debt to total capitalization	6%	2%

In addition to cash and cash equivalents of $17.5 million, we had approximately $262 million of unused availability under the terms of our revolving credit facility as of October 31, 2011.  Our principal uses of cash include acquisitions, capital expenditures, cash dividends and working capital needs.  We finance our activities primarily from our operating activities and financing activities, including borrowings under long-term credit agreements.

Recent Developments

In December 2011, we entered into a $670 million Revolving Credit Agreement (“New Credit Facility”) with a bank syndicate, which matures in December 2016.  Under certain circumstances, the maturity of the New Credit Facility may be extended for two one-year periods.  The New Credit Facility also includes a feature that will allow us to increase the New Credit Facility by $130 million, at our option, to become an $800 million facility through increased commitments from existing lenders or the addition of new lenders.  The New Credit Facility may be used for working capital and general corporate needs of the Company, including capital expenditures and to finance acquisitions.  The New Credit Facility replaced the $300 million Second Amended and Restated Revolving Credit Agreement (see Financing Activities below).

Advances under the New Credit Facility accrue interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”).  The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the New Credit Facility.  The applicable margins for LIBOR-based borrowings range from .75% to 2.25%.  The applicable margins for Base Rate borrowings range from 0% to 1.25%.  A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio).  The New Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings.  Outstanding principal, accrued and unpaid interest and other amounts payable under the New Credit Facility may be accelerated upon an event of default, as such events are described in the New Credit Facility.  The New Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio.  In the event our leverage ratio exceeds a specified level, the New Credit Facility would become secured by the capital stock owned in substantially all of our subsidiaries.

In November 2011, we acquired, through HEICO Electronic, Switchcraft, Inc. through the purchase of all the stock of Switchcraft’s parent company, Switchcraft Holdco, Inc.  See Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements for additional information regarding this acquisition.

As of December 16, 2011, we had $179.2 million borrowed under the New Credit Facility at an interest rate of 1.5% and unused availability of $489.1 million under the terms of the New Credit Facility.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under the New Credit Facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $125.5 million in fiscal 2011, principally reflecting net income from consolidated operations of $95.5 million, depreciation and amortization of $18.5 million, impairment losses of certain intangible assets aggregating $5.0 million, an increase in net operating assets of $4.1 million, and stock option compensation expense of $2.6 million.  The $23.8 million increase in net cash provided by operating activities is principally due to a $23.1 million increase in net income from consolidated operations.

Net cash provided by operating activities was $101.7 million in fiscal 2010, principally reflecting net income from consolidated operations of $72.4 million, depreciation and amortization of $17.6 million, a decrease in net operating assets of $6.6 million, a deferred income tax provision of $1.8 million, impairment losses of certain intangible assets aggregating $1.4 million and stock option compensation expense of $1.4 million.  The decrease in net operating assets (current assets used in operating activities net of current liabilities) of $6.6 million primarily reflects higher accrued expenses associated with performance based awards and decreased inventory levels due to continuing efforts to manage inventory levels, while meeting customer delivery requirements, partially offset by increased accounts receivable related to higher net sales in fiscal 2010.

Net cash provided by operating activities was $75.8 million in fiscal 2009, principally reflecting net income from consolidated operations of $59.8 million, depreciation and amortization of $15.0 million, a tax benefit related to stock option exercises of $1.9 million, and a decrease in net operating assets of $2.5 million, partially offset by the presentation of $1.6 million of excess tax benefit from stock option exercises as a financing activity and a deferred income tax benefit of $2.7 million.  The decrease in net operating assets (current assets used in operating activities net of current liabilities) primarily reflects a decrease in accounts receivable due to the timing of cash collections and lower net sales, partially offset by a decrease in accrued expenses, including employee compensation, customer rebates and credits and additional accrued purchase consideration since October 31, 2008.

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2011 primarily relates to several acquisitions, including payments of additional contingent purchase consideration, totaling $94.7 million in fiscal 2011, $39.1 million in fiscal 2010, and $59.8 million in fiscal 2009.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Capital expenditures aggregated $28.6 million over the last three fiscal years, primarily reflecting the expansion, replacement and betterment of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Financing Activities

Net cash used in financing activities was $10.7 million in fiscal 2011, $54.2 million in fiscal 2010 and $11.5 million in fiscal 2009.  During the three-year fiscal period ended October 31, 2011, we borrowed an aggregate $200.0 million under our revolving credit facility principally to fund acquisitions, including $72.0 million in fiscal 2011, $37.0 million in fiscal 2010, and $91.0 million in fiscal 2009.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Repayments on the revolving credit facility aggregated $201.0 million over the last three fiscal years, including $50.0 million in fiscal 2011, $78.0 million in fiscal 2010, and $73.0 million in fiscal 2009.  For the three-year fiscal period ended October 31, 2011, we made distributions to noncontrolling interest owners aggregating $34.8 million, acquired certain noncontrolling interests aggregating $19.3 million, redeemed common stock related to stock option exercises aggregating $15.0 million, paid cash dividends aggregating $11.3 million, and made repurchases of our common stock aggregating $8.1 million.  For the three-year fiscal period ended October 31, 2011, we received proceeds from stock option exercises aggregating $5.2 million.  Net cash provided by financing activities also includes the presentation of $6.3 million, $.7 million, and $1.6 million of excess tax benefit from stock option exercises in fiscal 2011, 2010 and 2009, respectively.

Borrowings under our revolving credit facility in fiscal 2011, 2010 and 2009 were made under our $300 million Second Amended and Restated Revolving Credit Agreement (“Credit Facility”) with a bank syndicate.  The Credit Facility was available for working capital and general corporate needs of the company, including letters of credit, capital expenditures and to finance acquisitions.  Advances under the Credit Facility accrued interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”).  The Base Rate was the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%.  The applicable margins for LIBOR-based borrowings ranged from .625% to 2.25%.  A fee was charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio).  The Credit Facility was unsecured and contained covenants that required, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio.  As of October 31, 2011, our leverage ratios were significantly below and our fixed charge coverage ratio was significantly above such specified levels.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the revolving credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2011:

		Payments due by fiscal period
	Total	2012	2013 - 2014	2015 - 2016	Thereafter

Long-term debt obligations (1)	$36,096,000	$43,000	$36,053,000	$—	$—
Capital lease obligation (2)	5,065,000	455,000	910,000	910,000	2,790,000
Operating lease obligations (3)	26,604,000	7,329,000	9,029,000	5,799,000	4,447,000
Purchase obligations (4) (5) (6)	37,246,000	20,593,000	16,653,000	—	—
Other long-term liabilities (7) (8)	261,000	57,000	104,000	38,000	62,000

Total contractual obligations	$105,272,000	$28,477,000	$62,749,000	$6,747,000	$7,299,000
__________________

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  Also excludes interest charges associated with notes payable as such amounts are not material.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” above for additional information regarding our long-term debt obligations.  As discussed in “Liquidity and Capital Resources,” we entered into a New Credit Facility in December 2011 that matures in December 2016.  Accordingly, the $36,000,000 we had outstanding under our previous revolving credit facility as of October 31, 2011 and shown as due in fiscal 2013 is now due in fiscal 2017.

(2)	Inclusive of $1,003,000 in interest charges. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for additional information regarding our capital lease obligation.

(3)	See Note 16, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(4)
The noncontrolling interest holders of certain subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests beginning in fiscal 2012 through fiscal 2018.  The Put Rights provide that cash consideration be paid for their noncontrolling interests (“Redemption Amount”).  As of October 31, 2011, management’s estimate of the aggregate Redemption Amount of all Put Rights that we would be required to pay is approximately $65 million, which is reflected within redeemable noncontrolling interests in our Consolidated Balance Sheet.  Of this amount $7,956,000 and $16,383,000 are included in the table as amounts payable in fiscal 2012 and 2013-2014, respectively, pursuant to past exercises of such Put Rights by the noncontrolling interest holders of certain of our subsidiaries.  As the actual Redemption Amount payable in fiscal 2013 and 2014 is based on a multiple of future earnings, such amount will likely be different.  The remaining Redemption Amounts have been excluded from the table as the timing of such payments is contingent upon the exercise of the Put Rights.

(5)
Also includes accrued additional purchase consideration aggregating $11,016,000 payable in fiscal 2012 relating to the acquisition of 3D and a prior year acquisition (see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements).  The amounts in the table do not include the additional contingent purchase consideration we may have to pay based on future earnings of certain acquired businesses.  As of October 31, 2011, management’s estimate of the aggregate amount of such contingent purchase consideration is approximately $10.1 million, which is payable in fiscal 2012.  Contingent purchase consideration is further discussed in “Off-Balance Sheet Arrangements – Additional Contingent Purchase Consideration” below.

(6)
Also includes an aggregate $1,891,000 of commitments for capital expenditures as well as purchase obligations of inventory that extend beyond one year.  All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

(7)
Represents payments aggregating $261,000 under our Directors Retirement Plan, for which benefits are presently being paid and excludes $190,000 of payments for which benefit payments have not yet commenced.  Our Directors Retirement Plan’s projected benefit obligation of $353,000 is accrued within other long-term liabilities in our Consolidated Balance Sheet as of October 31, 2011.  See Note 10, Retirement Plans, of the Notes to Consolidated Financial Statements (the plan is unfunded and we pay benefits directly).  The amounts in the table do not include liabilities related to the Leadership Compensation Plan or our other deferred compensation arrangement as they are each fully supported by assets held within irrevocable trusts. See Note 3, Selected Financial Statement Information – Other Long-Term Assets and Liabilities, of the Notes to Consolidated Financial Statements for further information about these two deferred compensation plans.

(8)
The amounts in the table do not include approximately $1,784,000 of our liability for unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows associated with these unrecognized tax benefits as we are unable to make reasonably reliable estimates of the timing of any cash settlements.  See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for further information about our liability for unrecognized tax benefits.

Off-Balance Sheet Arrangements

Guarantees

We have arranged for a standby letter of credit for $1.5 million to meet the security requirement of our insurance company for potential workers’ compensation claims, which is supported by our revolving credit facility.

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, we may be obligated to pay additional purchase consideration of up to $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the third year following the acquisition.  Assuming the subsidiary performs over its respective future measurement period at the same earnings levels it performed in the comparable historical measurement period, the aggregate amount of such contingent purchase consideration that we would be required to pay is $10.1 million.  The actual contingent purchase consideration may be different.

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

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may have been obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $74 million U.S. dollars based on the October 31, 2011 exchange rate, should the subsidiary have met certain earnings objectives through June 2012.  Assuming the subsidiary performs over the remaining future measurement period at the same earnings levels it performed in the comparable historical measurement period, we would not be required to pay any additional purchase consideration.

For additional information on how we account for contingent consideration associated with acquisitions, see Note 1, Summary of Significant Accounting Policies – Business Combinations, of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires additional disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements.  We adopted ASU 2010-06 as of the beginning of the second quarter of fiscal 2010, except the additional Level 3 disclosures, which are effective in fiscal years beginning after December 15, 2010, or in fiscal 2012 for us.  We will make the additional Level 3 disclosures, if applicable, as of the date of adoption.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements.  ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity and requires reclassification adjustments for items that were reclassified from other comprehensive income and net income to be presented on the face of the financial statements.  ASU 2011-05 must be applied retroactively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, or in the second quarter of fiscal 2012 for us.  We are currently evaluating which presentation option to elect, but the adoption of these provisions will have no effect on our results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which is intended to reduce complexity and costs by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the fair value of a reporting unit.  The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or in fiscal 2013 for our annual impairment test.  The adoption of this guidance is not expected to have a material impact on our results of operations, financial position or cash flows.

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements.  Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies.  We have based these forward-looking statements on our current expectations and projections about future events.  All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements.  Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information.  Therefore, actual results may differ materially from those expressed or implied in those statements.  Factors that could cause such differences include:

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

For further information on these and other factors that potentially could materially affect our financial results, see Item 1A, Risk Factors.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which we have exposure is interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Based on our aggregate outstanding variable rate debt balance of $36 million as of October 31, 2011, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows.

We maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2011 would not have a material effect on our results of operations, financial position or cash flows.

We are also exposed to foreign currency exchange rate fluctuations on the United States dollar value of our foreign currency denominated transactions, which are principally in Euro, Canadian dollar and British pound sterling.  A hypothetical 10% weakening in the exchange rate of the Euro, Canadian dollar or British pound sterling to the United States dollar as of October 31, 2011 would not have a material effect on our results of operations, financial position or cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 21, 2011

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,500,000	$6,543,000
Accounts receivable, net	106,414,000	91,815,000
Inventories, net	164,967,000	138,215,000
Prepaid expenses and other current assets	5,471,000	3,769,000
Deferred income taxes	22,286,000	18,907,000
Total current assets	316,638,000	259,249,000

Property, plant and equipment, net	67,074,000	59,003,000
Goodwill	443,402,000	385,016,000
Intangible assets, net	78,157,000	49,487,000
Deferred income taxes	2,374,000	—
Other assets	33,424,000	28,888,000
Total assets	$941,069,000	$781,643,000

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$335,000	$148,000
Trade accounts payable	43,547,000	28,604,000
Accrued expenses and other current liabilities	76,376,000	52,101,000
Income taxes payable	3,132,000	979,000
Total current liabilities	123,390,000	81,832,000

Long-term debt, net of current maturities	39,823,000	14,073,000
Deferred income taxes	58,899,000	45,308,000
Other long-term liabilities	33,373,000	30,556,000
Total liabilities	255,485,000	171,769,000

Commitments and contingencies (Notes 2 and 16)

Redeemable noncontrolling interests (Note 12)	65,430,000	55,048,000

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; 300,000 shares designated as Series B Junior Participating Preferred Stock and 300,000 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000,000 shares authorized; 17,054,339 and 16,407,506 shares issued and outstanding	171,000	131,000
Class A Common Stock, $.01 par value per share; 30,000,000 shares authorized; 25,022,688 and 24,829,465 shares issued and outstanding	250,000	199,000
Capital in excess of par value	226,120,000	227,993,000
Deferred compensation obligation	522,000	—
HEICO stock held by irrevocable trust	(522,000)	—
Accumulated other comprehensive income (loss)	3,033,000	(124,000)
Retained earnings	299,497,000	240,913,000
Total HEICO shareholders’ equity	529,071,000	469,112,000
Noncontrolling interests	91,083,000	85,714,000
Total shareholders’ equity	620,154,000	554,826,000
Total liabilities and equity	$941,069,000	$781,643,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended October 31,
	2011	2010	2009

Net sales	$764,891,000	$617,020,000	$538,296,000

Operating costs and expenses:
Cost of sales	490,450,000	394,673,000	357,285,000
Selling, general and administrative expenses	136,010,000	113,174,000	92,756,000

Total operating costs and expenses	626,460,000	507,847,000	450,041,000

Operating income	138,431,000	109,173,000	88,255,000

Interest expense	(142,000)	(508,000)	(615,000)
Other income	64,000	390,000	205,000

Income before income taxes and noncontrolling interests	138,353,000	109,055,000	87,845,000

Income tax expense	42,900,000	36,700,000	28,000,000

Net income from consolidated operations	95,453,000	72,355,000	59,845,000

Less: Net income attributable to noncontrolling interests	22,633,000	17,417,000	15,219,000

Net income attributable to HEICO	$72,820,000	$54,938,000	$44,626,000

Net income per share attributable to HEICO shareholders (Note 13):
Basic	$1.75	$1.34	$1.09
Diluted	$1.71	$1.30	$1.06

Weighted average number of common shares outstanding:
Basic	41,632,074	41,040,635	40,944,999
Diluted	42,501,252	42,213,538	42,225,049

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

		HEICO Shareholders' Equity
						HEICO
						Stock	Accumulated
	Redeemable		Class A	Capital in	Deferred	Held by	Other			Total
	Noncontrolling	Common	Common	Excess of	Compensation	Irrevocable	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Obligation	Trust	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2008	$48,736,000	$106,000	$158,000	$229,443,000	$—	$—	$(4,819,000)	$156,976,000	$71,138,000	$453,002,000
Comprehensive income:
Net income	8,228,000	—	—	—	—	—	—	44,626,000	6,991,000	51,617,000
Foreign currency translation	—	—	—	—	—	—	3,276,000	—	—	3,276,000
Total comprehensive income	8,228,000	—	—	—	—	—	3,276,000	44,626,000	6,991,000	54,893,000
Repurchases of common stock (Note 8)	—	(2,000)	(2,000)	(8,094,000)	—	—	—	—	—	(8,098,000)
Cash dividends ($.077 per share)	—	—	—	—	—	—	—	(3,150,000)	—	(3,150,000)
Tax benefit from stock option exercises	—	—	—	1,890,000	—	—	—	—	—	1,890,000
Proceeds from stock option exercises	—	—	1,000	1,206,000	—	—	—	—	—	1,207,000
Stock option compensation expense	—	—	—	181,000	—	—	—	—	—	181,000
Distributions to noncontrolling interests	(9,130,000)	—	—	—	—	—	—	—	(461,000)	(461,000)
Acquisitions of noncontrolling interests	(10,015,000)	—	—	—	—	—	—	6,845,000	—	6,845,000
Noncontrolling interests assumed related to acquisition	7,505,000	—	—	—	—	—	—	(4,200,000)	—	(4,200,000)
Adjustments to redemption amount of redeemable noncontrolling interests	11,613,000	—	—	—	—	—	—	(11,613,000)	—	(11,613,000)
Other	—	—	—	(1,000)	—	—	162,000	1,000	—	162,000
Balances as of October 31, 2009	56,937,000	104,000	157,000	224,625,000	—	—	(1,381,000)	189,485,000	77,668,000	490,658,000
Comprehensive income:
Net income	9,370,000	—	—	—	—	—	—	54,938,000	8,047,000	62,985,000
Foreign currency translation	—	—	—	—	—	—	1,271,000	—	—	1,271,000
Total comprehensive income	9,370,000	—	—	—	—	—	1,271,000	54,938,000	8,047,000	64,256,000
Cash dividends ($.086 per share)	—	—	—	—	—	—	—	(3,546,000)	—	(3,546,000)
Five-for-four common stock split	—	26,000	40,000	(66,000)	—	—	—	(68,000)	—	(68,000)
Tax benefit from stock option exercises	—	—	—	951,000	—	—	—	—	—	951,000
Proceeds from stock option exercises	—	1,000	2,000	1,812,000	—	—	—	—	—	1,815,000
Stock option compensation expense	—	—	—	1,353,000	—	—	—	—	—	1,353,000
Redemptions of common stock related to stock option exercises (Note 8)	—	—	—	(681,000)	—	—	—	—	—	(681,000)
Distributions to noncontrolling interests	(10,360,000)	—	—	—			—	—	—	—
Acquisitions of noncontrolling interests	(795,000)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(104,000)	—	—	—	—	—	—	104,000	—	104,000
Other	—	—	—	(1,000)	—	—	(14,000)	—	(1,000)	(16,000)
Balances as of October 31, 2010	55,048,000	131,000	199,000	227,993,000	—	—	(124,000)	240,913,000	85,714,000	554,826,000
Comprehensive income:
Net income	11,264,000	—	—	—	—	—	—	72,820,000	11,369,000	84,189,000
Foreign currency translation	—	—	—	—	—	—	3,012,000	—	—	3,012,000
Total comprehensive income	11,264,000	—	—	—	—	—	3,012,000	72,820,000	11,369,000	87,201,000
Cash dividends ($.108 per share)	—	—	—	—	—	—	—	(4,494,000)	—	(4,494,000)
Five-for-four common stock split	—	33,000	50,000	(83,000)	—	—	—	(102,000)	—	(102,000)
Tax benefit from stock option exercises	—	—	—	7,703,000	—	—	—	—	—	7,703,000
Proceeds from stock option exercises	—	9,000	2,000	2,156,000	—	—	—	—	—	2,167,000
Stock option compensation expense	—	—	—	2,647,000	—	—	—	—	—	2,647,000
Deferred compensation obligation	—	—	—	—	522,000	(522,000)	—	—	—	—
Redemptions of common stock related to stock option exercises	—	(3,000)	—	(14,295,000)	—	—	—	—	—	(14,298,000)
Distributions to noncontrolling interests	(8,893,000)	—	—	—	—	—	—	—	(6,000,000)	(6,000,000)
Acquisitions of noncontrolling interests	(7,241,000)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisition	5,612,000	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	9,640,000	—	—	—	—	—	—	(9,640,000)	—	(9,640,000)
Other	—	1,000	(1,000)	(1,000)	—	—	145,000	—	—	144,000
Balances as of October 31, 2011	$65,430,000	$171,000	$250,000	$226,120,000	$522,000	$(522,000)	$3,033,000	$299,497,000	$91,083,000	$620,154,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
	2011	2010	2009

Operating Activities:
Net income from consolidated operations	$95,453,000	$72,355,000	$59,845,000
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	18,543,000	17,597,000	14,967,000
Impairment of intangible assets	4,987,000	1,438,000	300,000
Reduction in value of contingent consideration	(1,150,000)	—	—
Deferred income tax provision (benefit)	29,000	1,817,000	(2,651,000)
Tax benefit from stock option exercises	7,703,000	951,000	1,890,000
Excess tax benefit from stock option exercises	(6,346,000)	(669,000)	(1,573,000)
Stock option compensation expense	2,647,000	1,353,000	181,000
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(5,327,000)	(10,684,000)	15,214,000
(Increase) decrease in inventories	(9,405,000)	6,359,000	(87,000)
(Increase) decrease in prepaid expenses and other current assets	(343,000)	549,000	5,216,000
Increase (decrease) in trade accounts payable	7,257,000	125,000	(5,619,000)
Increase (decrease) in accrued expenses and other current liabilities	10,425,000	11,474,000	(11,296,000)
Increase (decrease) in income taxes payable	1,516,000	(1,196,000)	(936,000)
Other	(471,000)	248,000	366,000
Net cash provided by operating activities	125,518,000	101,717,000	75,817,000

Investing Activities:
Acquisitions, net of cash acquired	(94,655,000)	(39,061,000)	(59,798,000)
Capital expenditures	(9,446,000)	(8,877,000)	(10,253,000)
Other	201,000	(325,000)	20,000
Net cash used in investing activities	(103,900,000)	(48,263,000)	(70,031,000)

Financing Activities:
Payments on revolving credit facility	(50,000,000)	(78,000,000)	(73,000,000)
Borrowings on revolving credit facility	72,000,000	37,000,000	91,000,000
Distributions to noncontrolling interests	(14,893,000)	(10,360,000)	(9,591,000)
Redemptions of common stock related to stock option exercises	(14,298,000)	(681,000)	—
Acquisitions of noncontrolling interests	(7,241,000)	(795,000)	(11,268,000)
Repurchases of common stock	—	—	(8,098,000)
Cash dividends paid	(4,494,000)	(3,546,000)	(3,150,000)
Excess tax benefit from stock option exercises	6,346,000	669,000	1,573,000
Proceeds from stock option exercises	2,167,000	1,815,000	1,207,000
Other	(256,000)	(294,000)	(219,000)
Net cash used in financing activities	(10,669,000)	(54,192,000)	(11,546,000)

Effect of exchange rate changes on cash	8,000	114,000	365,000

Net increase (decrease) in cash and cash equivalents	10,957,000	(624,000)	(5,395,000)
Cash and cash equivalents at beginning of year	6,543,000	7,167,000	12,562,000
Cash and cash equivalents at end of year	$17,500,000	$6,543,000	$7,167,000

The accompanying notes are an integral part of these consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates four subsidiaries which are 80%, 80.1%, 80.1%, and 82.3% owned, respectively, and a joint venture formed in March 2001, which is 16% owned by American Airlines’ parent company, AMR Corporation.  Also, HEICO Electronic consolidates three subsidiaries, which are 80.1%, 82.5%, and 95.9% owned, respectively (see Note 12, Redeemable Noncontrolling Interests).  All significant intercompany balances and transactions are eliminated.

Stock Splits

In March of 2011 and 2010, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock splits were effected as of April 26, 2011 and April 27, 2010, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of April 15, 2011 and April 16, 2010, respectively.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

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

Cash and Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments such as U.S. Treasury bills and money market funds with an original maturity of three months or less at the time of purchase to be cash equivalents.

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

The Company periodically evaluates the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.  These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

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

Business Combinations

The Company adopted new accounting guidance for business combinations effective prospectively for acquisitions consummated on or after November 1, 2009 (the beginning of fiscal 2010).  Under the new guidance, any contingent consideration is recognized as a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations.  Acquisition costs are generally expensed as incurred under the new guidance, but were previously capitalized as part of the purchase price.  Contingent consideration paid or accrued in fiscal 2011, 2010 and 2009 related to acquisitions consummated prior to fiscal 2010 were based on a multiple of each applicable subsidiary’s earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company.  Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill.  Information regarding additional contingent purchase consideration related to acquisitions prior to fiscal 2010 may be found in Note 2, Acquisitions, and Note 16, Commitments and Contingencies.

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

The Company’s intangible assets not subject to amortization consist principally of its trade names.  The Company’s intangible assets subject to amortization are amortized on the straight-line method (except for certain customer relationships amortized on an accelerated method) over the following estimated useful lives:

Customer relationships	5 to	10 years
Intellectual property	6 to	15 years
Licenses	10 to	17 years
Non-compete agreements	2 to	7 years
Patents	5 to	19 years
Trade names	5 to	10 years

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

Derivative Instruments

From time to time, the Company utilizes certain derivative instruments (e.g. interest rate swap agreements and foreign currency forward contracts) to hedge the variability of foreign currency exchange rates and the expected future cash flows of certain transactions.  Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting.  There are three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), (2) a hedge of the variability in cash flows from forecasted transactions (cash flow hedge), and (3) a hedge of the variability caused by changes in foreign currency exchange rates (foreign currency hedge).

Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility.  In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a foreign currency hedge by documenting the relationship between the derivative and the hedged item.  Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception and on an ongoing basis.  For a derivative instrument that qualifies for hedge accounting, the effective portion of changes in fair value of the derivative is deferred and recorded as a component of other comprehensive income until the hedged transaction occurs and is recognized in earnings.  All other portions of changes in fair value of the derivative are recognized in earnings immediately.  If the derivative does not qualify for hedge accounting, the Company considers the transaction to be an “economic hedge” and changes in the fair value of the derivative asset or liability are recognized immediately in earnings.

During fiscal 2011, the Company entered into foreign currency forward contracts to mitigate foreign exchange risk for transactions involving a currency other than its functional currency.  The impact of these forward contracts did not have a material effect on the Company’s results of operations, financial position or cash flows in fiscal 2011.  The Company did not utilize any derivative instruments in fiscal 2010 or 2009.

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

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from the rendering of services represented less than 10% of consolidated net sales for all periods presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 1%, 2%, and 1% in fiscal 2011, 2010 and 2009, respectively.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2011, 2010 or 2009.

The asset, “costs and estimated earnings in excess of billings” on uncompleted percentage-of-completion contracts, included in accounts receivable, represents revenue recognized in excess of amounts billed.  The liability, “billings in excess of costs and estimated earnings,” included in accrued expenses and other current liabilities, represents billings in excess of revenue recognized on contracts accounted for under the percentage-of-completion method.  Billings are made based on the completion of certain milestones as provided for in the contracts.

For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method.  A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.  Progress billings and customer advances (“billings to date”) on fixed price contracts accounted for under the completed contract method are classified as a reduction to contracts in process (a component of inventories), if any, and any excess is included in accrued expenses and other current liabilities.

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

Redeemable Noncontrolling Interests

As further detailed in Note 12, Redeemable Noncontrolling Interests, the holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that require the Company to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  The Put Rights are embedded in the shares owned by the noncontrolling interest holders and are not freestanding.  The Company tracks the carrying cost of such redeemable noncontrolling interests at historical cost plus an allocation of subsidiary earnings based on ownership interest, less dividends paid to the noncontrolling interest holders.  Redeemable noncontrolling interests are recorded outside of permanent equity at the higher of their carrying cost or management’s estimate of the Redemption Amount.  The initial adjustment to record redeemable noncontrolling interests at the Redemption Amount results in a corresponding decrease to retained earnings.  Subsequent adjustments to the Redemption Amount of redeemable noncontrolling interests may result in corresponding decreases or increases to retained earnings, provided any increases to retained earnings may only be recorded to the extent of decreases previously recorded.  Adjustments to Redemption Amounts based on fair value will have no effect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will effect net income per share attributable to HEICO shareholders.  Acquisitions of redeemable noncontrolling interests are treated as equity transactions.

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

As further detailed in “Redeemable Noncontrolling Interests” above, the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value effect net income attributable to HEICO for purposes of determining net income per share attributable to HEICO shareholders (see Note 13, Net Income per Share Attributable to HEICO Shareholders).

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires additional disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements.  The Company adopted ASU 2010-06 as of the beginning of the second quarter of fiscal 2010, except the additional Level 3 disclosures, which are effective in fiscal years beginning after December 15, 2010, or in fiscal 2012 for HEICO.  The Company will make the additional Level 3 disclosures, if applicable, as of the date of adoption.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which is intended to reduce complexity and costs by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the fair value of a reporting unit.  The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or in fiscal 2013 for HEICO’s annual impairment test.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

2.      ACQUISITIONS

In May 2009, the Company, through HEICO Electronic, acquired 82.5% of the stock of VPT, Inc., a U.S. company that designs and provides power conversion products principally serving the defense, space and aviation industries.  The remaining 17.5% continues to be owned by an existing VPT shareholder which is also a supplier to the acquired company.  During the first and second year following the acquisition, VPT met certain earnings objectives which obligated the Company to pay additional purchase consideration of $1.3 million in both fiscal 2011 and 2010.  In addition, subject to meeting certain earnings objectives during the third year following the acquisition, the Company may be obligated to pay additional purchase consideration of up to $10.1 million in fiscal 2012, which will be recorded as additional goodwill.

In October 2009, the Company, through HEICO Electronic, acquired the business, assets and certain liabilities of the Seacom division of privately-held Dukane Corp. and formed a new subsidiary, Dukane Seacom, Inc. (“Seacom”).  Seacom is a designer and manufacturer of underwater locator beacons used to locate aircraft cockpit voice recorders, flight data recorders, marine ship voyage recorders and various other devices which have been submerged under water.  During the first year following the acquisition, Seacom met certain earnings objectives which obligated the Company to pay additional purchase consideration of $5.3 million in fiscal 2011.  Based on the subsidiary’s earnings in the second year following the acquisition, the Company accrued $4.8 million of additional purchase consideration and increased goodwill as of October 31, 2011, which it expects to pay in fiscal 2012.

In February 2010, the Company, through HEICO Electronic, acquired substantially all of the assets and assumed certain liabilities of dB Control.  dB Control produces high-power devices used in both defense and commercial applications.

In December 2010, the Company, through HEICO Aerospace, acquired 80.1% of the assets and assumed certain liabilities of Blue Aerospace LLC.  Blue Aerospace is a supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States.  The remaining 19.9% interest continues to be owned by certain members of Blue Aerospace’s management team.

In September 2011, the Company, through HEICO Electronic, acquired all of the outstanding capital stock of 3D Plus SA (“3D”).  3D is a leading designer and manufacturer of three-dimensional microelectronic and stacked memory products used predominately in satellites and also utilized in medical equipment.  Pursuant to the terms of the Stock Purchase Agreement (“SPA”), the purchase consideration for 3D shall reflect certain adjustments, which principally include any difference between 3D’s actual working capital as of the acquisition date and the amount estimated per the SPA.  Accordingly, the Company has accrued approximately $6.2 million of additional purchase consideration and increased goodwill as of October 31, 2011, which it expects to pay in fiscal 2012.

The purchase price of each of the above referenced acquisitions was paid principally in cash using proceeds from the Company’s revolving credit facility and is not material or significant to the Company’s consolidated financial statements.

Cash investing activities related to acquisitions, including contingent purchase price payments to previous owners of businesses acquired prior to fiscal 2010, is as follows:

	Year ended October 31,
	2011	2010	2009
Fair value of assets acquired:
Liabilities assumed	$32,263,000	$3,952,000	$3,881,000
Noncontrolling interests in consolidated subsidiaries	5,612,000	—	3,305,000
Less:
Goodwill	51,448,000	15,372,000	30,389,000
Identifiable intangible assets	40,187,000	15,400,000	21,562,000
Inventories	16,964,000	3,184,000	4,249,000
Accounts receivable	9,072,000	6,685,000	4,720,000
Property, plant and equipment	9,115,000	573,000	553,000
Accrued additional purchase consideration	4,104,000	1,775,000	2,212,000
Other assets	1,640,000	24,000	3,299,000
Acquisitions, net of cash acquired	$(94,655,000)	$(39,061,000)	$(59,798,000)

The fiscal 2011 liabilities assumed is inclusive of the aformentioned 3D additional purchase consideration.  The allocation of the purchase price of 3D to the tangible and identifiable intangible assets acquired and liabilities assumed in these consolidated financial statements is preliminary until the Company obtains final information regarding their fair values.  However, the Company does not expect any adjustments to such allocation to be material to the Company’s consolidated financial statements.

The operating results of the Company’s fiscal 2011 acquisitions were included in the Company’s results of operations from the effective acquisition dates.  The amount of net sales and earnings of the 2011 acquisitions included in the Consolidated Statements of Operations is not material.  Had the fiscal

2011 acquisitions been consummated as of the beginning of fiscal 2010, net sales on a pro forma basis for fiscal 2010 would have been approximately $679 million and net sales for fiscal 2011 as well as net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2011 and 2010 would not have been materially different than the reported amounts.

3.	SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable
	As of October 31,
	2011	2010
Accounts receivable	$109,081,000	$94,283,000
Less: Allowance for doubtful accounts	(2,667,000)	(2,468,000)
Accounts receivable, net	$106,414,000	$91,815,000

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
	2011	2010
Costs incurred on uncompleted contracts	$4,443,000	$6,323,000
Estimated earnings	4,206,000	7,603,000
	8,649,000	13,926,000
Less: Billings to date	(4,876,000)	(8,967,000)
	$3,773,000	$4,959,000
Included in the accompanying Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$3,773,000	$5,135,000
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	—	(176,000)
	$3,773,000	$4,959,000

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material in fiscal years 2011, 2010 and 2009.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2011, 2010 or 2009.

Inventories

	As of October 31,
	2011	2010
Finished products	$86,487,000	$72,263,000
Work in process	19,708,000	13,739,000
Materials, parts, assemblies and supplies	52,173,000	46,918,000
Contracts in process	8,291,000	5,295,000
Less: Billings to date	(1,692,000)	—
Inventories, net of valuation reserves	$164,967,000	$138,215,000

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method.  Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment
	As of October 31,
	2011	2010
Land	$3,825,000	$3,656,000
Buildings and improvements	46,892,000	38,772,000
Machinery, equipment and tooling	94,297,000	85,095,000
Construction in progress	3,671,000	6,319,000
	148,685,000	133,842,000
Less: Accumulated depreciation and amortization	(81,611,000)	(74,839,000)
Property, plant and equipment, net	$67,074,000	$59,003,000

The amounts set forth above also include tooling costs having a net book value of $3,875,000 and $4,479,000 as of October 31, 2011 and 2010, respectively.  Amortization expense on capitalized tooling was $2,066,000, $1,857,000 and $1,825,000 for the fiscal years ended October 31, 2011, 2010 and 2009, respectively.  Expenditures for capitalized tooling costs were $1,948,000, $1,750,000 and $2,193,000 in fiscal 2011, 2010 and 2009, respectively.  Additionally, the amounts set forth above include $4,092,000 in buildings and improvements and $170,000 in land as of October 31, 2011 that are under a capital lease.  Accumulated depreciation associated with the assets under the capital lease was $13,000 as of October 31, 2011.  See Note 5, Long-Term Debt, for additional information pertaining to this capital lease obligation.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $8,640,000, $8,668,000 and $8,365,000 for the fiscal years ended October 31, 2011, 2010 and 2009, respectively.

Accrued Expenses and Other Current Liabilities
	As of October 31,
	2011	2010
Accrued employee compensation and related payroll taxes	$39,330,000	$26,556,000
Accrued customer rebates and credits	9,595,000	9,230,000
Accrued additional purchase consideration	11,016,000	4,104,000
Other	16,435,000	12,211,000
Accrued expenses and other current liabilities	$76,376,000	$52,101,000

The increase in accrued employee compensation and related payroll taxes as of October 31, 2011 compared to October 31, 2010 reflects a higher level of accrued performance awards based on the improved consolidated operating results and such accrued expenses related to the fiscal 2011 acquisitions.

The total customer rebates and credits deducted within net sales for the fiscal years ended October 31, 2011, 2010 and 2009 was $8,696,000, $8,866,000 and $8,315,000, respectively.

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  Director fees that would otherwise be payable in Company common stock may be deferred into the Plan, and, when distributable, are distributed in actual shares of Company common stock.  The Plan does not provide for diversification of a director’s assets allocated to Company common stock.  The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the Plan charged to income in fiscal 2011, 2010 and 2009 totaled $3,612,000, $2,862,000 and $2,195,000, respectively.  The aggregate liabilities of the LCP were $26,678,000 and $22,223,000 as of October 31, 2011 and 2010, respectively, and are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $26,992,000 and $22,604,000 as of October 31, 2011 and 2010, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $4,095,000 and $4,283,000 as of October 31, 2011 and 2010, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees.  The Company makes no contributions to this plan.  The assets of this plan, which equaled the deferred compensation liability as of October 31, 2011 and 2010, respectively, are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets.  Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments:  the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill during fiscal 2011 and 2010 by operating segment are as follows:

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2009	$188,459,000	$176,784,000	$365,243,000
Goodwill acquired	—	12,920,000	12,920,000
Accrued additional purchase consideration	—	4,104,000	4,104,000
Adjustments to goodwill	—	1,960,000	1,960,000
Foreign currency translation adjustments	—	789,000	789,000
Balances as of October 31, 2010	188,459,000	196,557,000	385,016,000
Goodwill acquired	3,898,000	45,070,000	48,968,000
Accrued additional purchase consideration	—	4,849,000	4,849,000
Adjustments to goodwill	—	2,480,000	2,480,000
Foreign currency translation adjustments	—	2,089,000	2,089,000
Balances as of October 31, 2011	$192,357,000	$251,045,000	$443,402,000

The goodwill acquired during fiscal 2011 and 2010 relates to the acquisitions consummated in those respective years as described in Note 2, Acquisitions.  Goodwill acquired represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed.  The adjustments to goodwill during fiscal 2011 and 2010 principally represent additional purchase consideration paid relating to prior year acquisitions for which the earnings objectives were met in fiscal 2011 and 2010, respectively, and any adjustments to such purchase consideration accrued as of the end of the prior fiscal year.  The accrued additional purchase consideration recognized in fiscal 2011 and 2010 is the result of a subsidiary of the ETG meeting certain earnings objectives in those respective fiscal years.  See Note 2 and Note 16, Commitments and Contingencies, for additional information regarding additional contingent purchase consideration.  The foreign currency translation adjustment reflects unrealized translation gains on the goodwill recognized in connection with foreign subsidiaries.  Foreign currency translation adjustments are included in other comprehensive income in the Company’s Consolidated Statements of Shareholders’ Equity and Comprehensive Income.  The Company estimates that approximately $57 million and $19 million of the goodwill recognized in fiscal 2011 and 2010, respectively, will be deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2011, the Company determined there is no impairment of its goodwill as the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Identifiable intangible assets consist of:

	As of October 31, 2011			As of October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$51,934,000	$(18,085,000)	$33,849,000	$37,338,000	$(12,142,000)	$25,196,000
Intellectual property	18,493,000	(2,236,000)	16,257,000	7,281,000	(1,372,000)	5,909,000
Licenses	2,900,000	(854,000)	2,046,000	1,000,000	(621,000)	379,000
Non-compete agreements	1,364,000	(1,203,000)	161,000	1,170,000	(1,019,000)	151,000
Patents	576,000	(313,000)	263,000	554,000	(270,000)	284,000
Trade names	569,000	(224,000)	345,000	569,000	(112,000)	457,000
	75,836,000	(22,915,000)	52,921,000	47,912,000	(15,536,000)	32,376,000
Non-Amortizing Assets:
Trade names	25,236,000	—	25,236,000	17,111,000	—	17,111,000
	$101,072,000	$(22,915,000)	$78,157,000	$65,023,000	$(15,536,000)	$49,487,000

The increase in the gross carrying amount of customer relationships, intellectual property, licenses, non-compete agreements and non-amortizing trade names as of October 31, 2011 compared to October 31, 2010 principally relates to such intangible assets recognized in connection with acquisitions made during fiscal 2011 (see Note 2, Acquisitions), partially offset by any impairment related write-downs referenced below.  Included within the acquired intellectual property (“IPR&D”) is $518,000 of in process research and development.  The acquired IPR&D will not be amortized until completion of the related products as it was determined that the underlying projects had not reached technological feasibility as of the date of acquisition.

The increase in the gross carrying amount of customer relationships and intellectual property recognized in connection with the fiscal 2011 acquisitions was partially offset by a write-down to fair value of certain other such intangible assets.  During fiscal 2011, the Company recognized impairment losses of approximately $4.3 million, $.5 million and $.2 million from the write-down of certain customer relationships, intellectual property and trade names, respectively.  During fiscal 2010, the Company recognized impairment losses of approximately $1.1 million and $.3 million from the write-down of certain customer relationships and trade names, respectively.  The impairment losses recognized in both fiscal years were within the ETG and due to reductions in the future cash flows associated with such intangible assets.  The impairment losses pertaining to customer relationships and trade names were recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statement of Operations and the impairment losses pertaining to intellectual property were recorded as a component of cost of goods sold.

The weighted average amortization period of the customer relationships, intellectual property, licenses and non-compete agreements acquired during fiscal 2011 is 8 years, 10 years, 10 years and 2 years, respectively.

Amortization expense of other intangible assets was $7,561,000, $6,795,000 and $4,499,000 for the fiscal years ended October 31, 2011, 2010 and 2009, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $9,167,000 in fiscal 2012, $8,432,000 in fiscal 2013, $7,902,000 in fiscal 2014, $6,517,000 in fiscal 2015, $5,280,000 in fiscal 2016 and $15,623,000 thereafter.

5.      LONG-TERM DEBT

	As of October 31,
	2011	2010
Borrowings under revolving credit facility	$36,000,000	$14,000,000
Capital leases and notes payable	4,158,000	221,000
	40,158,000	14,221,000
Less: Current maturities of long-term debt	(335,000)	(148,000)
	$39,823,000	$14,073,000

As of October 31, 2011, the aggregate amount of long-term debt, excluding capital leases, will mature within the next two fiscal years with $43,000 in fiscal 2012 and $36,053,000 in fiscal 2013.

Capital Lease Obligation

In connection with the acquisition of 3D, the Company assumed a capital lease for a manufacturing facility and related property in France.  The lease contains a bargain purchase option and has a twelve-year term, which began in February 2011.  The estimated future minimum lease payments for the next five fiscal years and thereafter are as follows:

Year ending October 31,
2012	$455,000
2013	455,000
2014	455,000
2015	455,000
2016	455,000
Thereafter	2,790,000
Total minimum lease payments	5,065,000
Less: amount representing interest	(1,003,000)
Present value of minimum lease payments	$4,062,000

Revolving Credit Facility

In May 2008, the Company amended its revolving credit facility by entering into a $300 million Second Amended and Restated Revolving Credit Agreement (“Credit Facility”) with a bank syndicate, which matures in May 2013.  Under certain circumstances, the maturity may be extended for two one-year periods.  The Credit Facility also includes a feature that will allow the Company to increase the Credit Facility, at its option, up to $500 million through increased commitments from existing lenders or the addition of new lenders.  The Credit Facility may be used for working capital and general corporate needs of the Company, including letters of credit, capital expenditures and to finance acquisitions.  Advances under the Credit Facility accrue interest at the Company’s choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”).  The Base Rate is the higher of (i) the Prime Rate or (ii) the Federal Funds rate plus .50%.  The applicable margins for LIBOR-based borrowings range from .625% to 2.25%.  The applicable margins for Base Rate borrowings range from .125% to .35%.  The Credit Facility also includes a $50 million sublimit for borrowings made in euros, a $30 million sublimit for letters of credit and a $20 million swingline sublimit.  The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of the leverage ratio, a senior leverage ratio and a fixed charge coverage ratio.  In the event the Company’s leverage ratio exceeds a specified level, the Credit

Facility would become secured by the capital stock owned in substantially all of the Company’s subsidiaries.

As of October 31, 2011 and 2010, the Company had a total of $36 million and $14 million, respectively, borrowed under its revolving credit facility at a weighted average interest rate of .9% as of each period.  The amounts were primarily borrowed to fund acquisitions (see Note 2, Acquisitions) as well as for working capital and general corporate purposes.  The revolving credit facility contains both financial and non-financial covenants.  As of October 31, 2011, the Company was in compliance with all such covenants.

In December 2011, the Company entered into a $670 million Revolving Credit Agreement with a bank syndicate, which matures in December 2016 and replaces the current Credit Facility (see Note 18, Subsequent Events, for additional information).

6.      INCOME TAXES

The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows:

	Year ended October 31,
	2011	2010	2009
Current:
Federal	$38,002,000	$29,180,000	$25,920,000
State	4,008,000	4,659,000	3,890,000
Foreign	861,000	1,044,000	841,000
	42,871,000	34,883,000	30,651,000
Deferred	29,000	1,817,000	(2,651,000)
Total income tax expense	$42,900,000	$36,700,000	$28,000,000

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, less applicable federal income tax reduction	1.8	3.2	2.5
Net tax benefit on noncontrolling interests’ share of income	(2.5)	(2.6)	(2.7)
Net tax benefit on qualified research and development activities	(2.7)	(1.0)	(2.9)
Net tax benefit on qualified domestic production activities	(1.0)	(.8)	(.6)
Other, net	.4	(.1)	.6
Effective tax rate	31.0%	33.7%	31.9%

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

	As of October 31,
	2011	2010
Deferred tax assets:
Inventories	$15,581,000	$14,196,000
Deferred compensation liability	11,708,000	9,969,000
Foreign R&D carryforward and credit	3,277,000	2,788,000
Bonus accrual	2,373,000	1,568,000
Stock option compensation	1,947,000	1,068,000
Capital lease obligation	1,354,000	—
Allowance for doubtful accounts receivable	973,000	896,000
Vacation accrual	877,000	769,000
Warranty reserve	793,000	541,000
Net operating loss carryforward of acquired business	661,000	1,395,000
Customer rebates accrual	616,000	558,000
Other	2,325,000	1,323,000
Total deferred tax assets	42,485,000	35,071,000

Deferred tax liabilities:
Intangible asset amortization	68,601,000	55,750,000
Accelerated depreciation	4,942,000	3,044,000
Software development costs	2,127,000	1,905,000
Other	1,054,000	773,000
Total deferred tax liabilities	76,724,000	61,472,000
Net deferred tax liability	$(34,239,000)	$(26,401,000)

The net deferred tax liability is classified in the Company’s Consolidated Balance Sheets as follows:

	As of October 31,
	2011	2010
Current asset	$22,286,000	$18,907,000
Long-term asset	2,374,000	—
Long-term liability	58,899,000	45,308,000
Net deferred tax liability	$(34,239,000)	$(26,401,000)

The increase in the Company’s net deferred tax liability from $26.4 million as of October 31, 2010 to $34.2 million as of October 31, 2011 is principally related to the deferred tax liabilities recognized in connection with the acquisition of 3D (see Note 2, Acquisitions).

As of October 31, 2011 and 2010, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $1,834,000 and $2,306,000, respectively, of which $1,491,000 and $1,927,000, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized.

A reconciliation of the activity related to the liability for gross unrecognized tax benefits during the fiscal years ended October 31, 2011 and 2010 is as follows:

	Year ended October 31,
	2011	2010
Balances as of beginning of year	$2,306,000	$3,328,000
Increases related to prior year tax positions	50,000	46,000
Decreases related to prior year tax positions	(482,000)	(1,229,000)
Increases related to current year tax positions	393,000	551,000
Settlements	(56,000)	(31,000)
Lapse of statutes of limitations	(377,000)	(359,000)
Balances as of end of year	$1,834,000	$2,306,000

The Company’s net liability for unrecognized tax benefits was $1,784,000 as of October 31, 2011, including $217,000 of interest and $152,000 of penalties and net of $419,000 in related deferred tax assets.  During the fiscal year ended October 31, 2011, the Company accrued interest of $21,000 and penalties of $18,000 related to the unrecognized tax benefits noted above.

In December 2010, Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” was retroactively extended for two years to cover the period from January 1, 2010 to December 31, 2011.  As a result, the Company recognized an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 in the first quarter of fiscal 2011.  The tax credit, net of expenses, increased net income attributable to HEICO by approximately $.8 million in fiscal 2011.  The Company also filed its fiscal 2010 U.S. federal and state tax returns and amended certain prior year state tax returns during the third quarter of fiscal 2011.  As a result, the Company recognized an aggregate benefit from tax related items, which increased net income attributable to HEICO by approximately $2.0 million, net of expenses, in fiscal 2011 principally from state income apportionment updates ($.9 million), higher research and development tax credits ($.9 million) and other prior year tax return to accrual adjustments ($.2 million).  The state income apportionment related benefit principally reflects a change to the applicable methodology for apportioning income to certain states in the fiscal 2010 and amended returns.  The higher research and development tax credits reflect the finalization of a study of qualifying fiscal 2010 research and development activities and reduction in the liability for gross unrecognized research and development related tax positions due to both lapses of statutes of limitations and the conclusion of a foreign research and development tax credit audit.

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

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal or state examinations by tax authorities for fiscal years prior to 2008.

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

7.      FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis:

	As of October 31, 2011
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$26,989,000	$—	$26,989,000
Equity securities	1,150,000	—	—	1,150,000
Money market funds and cash	920,000	—	—	920,000
Mutual funds	1,004,000	—	—	1,004,000
Other	—	451,000	573,000	1,024,000
Total assets	$3,074,000	$27,440,000	$573,000	$31,087,000

Liabilities	$—	$—	$—	$—

	As of October 31, 2010
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$22,908,000	$—	$22,908,000
Equity securities	1,267,000	—	—	1,267,000
Money market funds and cash	1,165,000	—	—	1,165,000
Mutual funds	1,002,000	—	—	1,002,000
Other	—	545,000	—	545,000
Total assets	$3,434,000	$23,453,000	$—	$26,887,000

Liabilities:
Contingent consideration	$—	$—	$1,150,000	$1,150,000

           The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach.  Certain other assets of the LCP represent investments in money market funds that are classified within Level 1.  The majority of the assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds and money market funds that are classified within Level 1.  A portion of the assets within the other deferred compensation plan is currently invested in a fund that invests in future and forward contracts; most of which are privately negotiated with counterparties without going through a public exchange, and that use trading methods that are proprietary and confidential.  These assets are therefore classified within Level 3 and are valued using a market approach with corresponding gains and losses reported within other income in the Company’s Consolidated Statement of Operations.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Consolidated Balance Sheets.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Consolidated Balance Sheets and have an aggregate value of $30,773,000 as of October 31, 2011 and $26,506,000 as of October 31, 2010.

Changes in the Company’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the fiscal years ended October 31, 2011 and 2010 are as follows:

	Assets	Liabilities
Balances as of October 31, 2009	$—	$—
Contingent consideration related to acquisition	—	1,150,000
Balances as of October 31, 2010	—	1,150,000
Reduction in value of contingent consideration	—	(1,150,000)
Purchases	550,000	—
Total unrealized gains	23,000	—
Balances as of October 31, 2011	$573,000	$—

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2011.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2010, the Company may have been obligated to pay contingent consideration of up to $2,000,000 in fiscal 2013 should the acquired entity meet certain earnings objectives during the second and third years following the acquisition.  As of the acquisition date, the Company recorded $1,150,000 as the fair value of the contingent consideration, which was determined using a discounted cash flow model and probability adjusted internal estimates of the subsidiary’s future earnings and is classified in Level 3.  Based on the Company’s estimate that this contingent consideration had a fair value of $0 as of October 31, 2011, the $1,150,000 accrued additional purchase consideration was reversed with a corresponding reduction recorded to selling general and administrative expenses within the Company’s Consolidated Statements of Operations.  The fair value reduction was primarily attributed to a lower forecast of the subsidiary’s future earnings relative to such projections as of the time of acquisition.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2011 due to the relatively short maturity of the respective instruments.  The carrying value of long-term debt approximates fair value due to its variable interest rates.

During fiscal 2011 and 2010, certain intangible assets within the ETG were measured at fair value on a nonrecurring basis, resulting in the recognition of impairment losses aggregating $5.0 million and $1.4 million, respectively (see Note 4, Goodwill and Other Intangible Assets).  The fair value of each asset was determined using a discounted cash flow model and internal estimates of each asset’s future cash flows.

The following table sets forth as of October 31, 2011 and 2010 the fair values of the Company’s nonfinancial assets and liabilities that were measured at fair value on a nonrecurring basis, all of which are classified in Level 3, and related impairment losses recognized during fiscal 2011 and 2010:

	2011			2010
	Carrying	Impairment	Fair Value	Carrying	Impairment	Fair Value
	Amount	Loss	(Level 3)	Amount	Loss	(Level 3)
Assets:
Customer relationships	$7,848,000	$(4,351,000)	$3,497,000	$1,871,000	$(1,080,000)	$791,000
Intellectual property	2,369,000	(459,000)	1,910,000	20,000	(20,000)	—
Trade names	3,400,000	(177,000)	3,223,000	1,937,000	(330,000)	1,607,000
Other intangible assets	—	—	—	8,000	(8,000)	—
Impairment of intangible assets		$(4,987,000)			$(1,438,000)

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

Stock Splits

In March of 2011 and 2010, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock splits were effected as of April 26, 2011 and April 27, 2010, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of April 15, 2011 and April 16, 2010, respectively.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

Share Repurchases

In accordance with the Company’s share repurchase program, 302,713 shares of Class A Common Stock were repurchased at a total cost of $3.9 million and 288,281 shares of Common Stock were repurchased at a total cost of $4.2 million during the second quarter of 2009.

In March 2009, the Company’s Board of Directors approved an increase in the Company’s share repurchase program by an aggregate 1,562,500 shares of either or both Class A Common Stock and Common Stock, bringing the total authorized for future purchase to 1,601,160 shares.

During fiscal 2011, the Company repurchased an aggregate 268,842 shares of Common Stock at a total cost of approximately $13.6 million and an aggregate 22,299 shares of Class A Common Stock at a total cost of approximately $.7 million.  During fiscal 2010, the Company repurchased an aggregate 21,971 shares of Common Stock at a total cost of $.6 million and an aggregate 3,266 shares of Class A Common Stock at a total cost of $.1 million.  The transactions in fiscal 2011 and 2010 occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the number of shares authorized for future purchase under the Company’s share repurchase program.

9.      STOCK OPTIONS

The Company currently has two stock option plans, the 2002 Stock Option Plan (“2002 Plan”) and the Non-Qualified Stock Option Plan, under which stock options may be granted.  The Company’s 1993 Stock Option Plan (“1993 Plan”) terminated in March 2003 on the tenth anniversary of its effective date.  No options may be granted under the 1993 Plan after such termination date; however, options outstanding as of the termination date may be exercised pursuant to their terms.  In addition, the Company granted stock options in fiscal 2002 to a former shareholder of an acquired business pursuant to an employment agreement entered into in connection with the acquisition in fiscal 1999.  A total of 3,184,409 shares of the Company’s stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2011, including 1,851,194 shares currently under option and 1,333,215 shares available for future grants.  Options issued under the 2002 Plan may be designated as incentive stock options or non-qualified stock options.  Incentive stock options are granted with an exercise price of no less than fair market value of the Company’s common stock as of date of grant and are exercisable in percentages specified as of the date of grant over a period up to ten years.  Only employees are eligible to receive incentive stock options.  Non-qualified stock options under the 2002 Plan may be immediately exercisable.  The options granted pursuant to the 2002 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.  Options granted under the Non-Qualified Stock Option Plan may be granted with an exercise price of no less than the fair market value of the Company’s common stock as of the date of grant and are generally exercisable in four equal annual installments commencing one year from the date of grant.  The stock options granted to a former shareholder of an acquired business were fully vested and transferable as of the grant date and expire ten years from the date of grant.  The exercise price of such options was the fair market value as of the date of grant.  Options under all stock option plans expire no later than ten years after the date of grant, unless extended by the Stock Option Plan Committee or the Board of Directors.

Information concerning stock option activity for each of the three fiscal years ended October 31 is as follows:

	Shares	Shares Under Option
	Available		Weighted Average
	For Grant	Shares	Exercise Price
Outstanding as of October 31, 2008	2,599,309	2,537,097	$6.29
Granted	(527,344)	527,344	$23.33
Exercised	—	(153,406)	$7.86
Outstanding as of October 31, 2009	2,071,965	2,911,035	$9.30
Granted	(265,625)	265,625	$32.69
Cancelled	—	(930)	$8.73
Exercised	—	(503,920)	$6.74
Outstanding as of October 31, 2010	1,806,340	2,671,810	$12.10
Granted	(473,125)	473,125	$40.31
Cancelled	—	(2,652)	$6.18
Exercised	—	(1,291,089)	$7.31
Outstanding as of October 31, 2011	1,333,215	1,851,194	$22.66

Information concerning stock options outstanding and stock options exercisable by class of common stock as of October 31, 2011 is as follows:

	Options Outstanding
		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contractual	Intrinsic
	Outstanding	Exercise Price	Life (Years)	Value
Common Stock	954,975	$27.82	7.2	$27,881,189
Class A Common Stock	896,219	$17.15	5.3	19,856,466
	1,851,194	$22.66	6.3	$47,737,655

	Options Exercisable
		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contractual	Intrinsic
	Exercisable	Exercise Price	Life (Years)	Value
Common Stock	367,475	$14.71	4.4	$15,547,539
Class A Common Stock	481,687	$6.52	2.2	15,792,217
	849,162	$10.07	3.1	$31,339,756

Information concerning stock options exercised is as follows:

	Year ended October 31,
	2011	2010	2009

Cash proceeds from stock option exercises	$2,167,000	$1,815,000	$1,207,000
Tax benefit realized from stock option exercises	7,703,000	951,000	1,890,000
Intrinsic value of stock option exercises	48,952,000	10,379,000	1,586,000

Net income attributable to HEICO for the fiscal years ended October 31, 2011, 2010 and 2009 includes compensation expense of $2,647,000, $1,353,000 and $181,000, respectively, and an income tax benefit of $1,003,000, $516,000 and $64,000, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2011, there was $15,017,000 of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 4.2 years.  The total fair value of stock options that vested in 2011, 2010 and 2009 was $2,130,000, $1,212,000 and $14,000, respectively.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2011 would become immediately exercisable.

For the fiscal years ended October 31, 2011, 2010 and 2009, the excess tax benefit resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised was $6,346,000, $669,000 and $1,573,000, respectively, and is presented as a financing activity in the Company’s Consolidated Statements of Cash Flows.

The weighted-average fair values of stock options granted are as follows:

	Year ended October 31,
	2011	2010	2009
Common Stock	$22.93	$17.85	$13.43
Class A Common Stock	$14.45	$8.90	$8.61

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the fiscal years ended October 31, 2011, 2010 and 2009:

	2011		2010		2009
		Class A		Class A		Class A
	Common	Common	Common	Common	Common	Common
	Stock	Stock	Stock	Stock	Stock	Stock
Expected stock price volatility	41.17%	38.92%	42.01%	39.57%	44.13%	39.44%
Risk-free interest rate	1.64%	2.74%	2.45%	3.02%	3.22%	2.80%
Dividend yield	.26%	.33%	.27%	.33%	.25%	.33%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	9	7	9	7	9	6

10.      RETIREMENT PLANS

The Company has a qualified defined contribution retirement plan (the “Plan”) under which eligible employees of the Company and its participating subsidiaries may make Elective Deferral Contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code.  The Company generally makes a 25% or 50% Employer Matching Contribution, as determined by the Board of Directors, based on a participant’s Elective Deferral Contribution up to 6% of the participant’s Compensation for the Elective Deferral Contribution period.  The Employer Matching Contribution may be contributed to the Plan in the form of the Company’s common stock or cash, as determined by the Company.  The Company’s match of a portion of a participant’s contribution is invested in Company common stock and is based on the fair value of the shares as of the date of contribution.  The Plan also provides that the Company may contribute to the Plan additional amounts in its common stock or cash at the discretion of the Board of Directors.  Employee contributions cannot be invested in Company common stock.

Participants receive 100% vesting of employee contributions and cash dividends received on Company common stock.  Vesting in Company contributions is based on a participant’s number of years of vesting service.  Contributions to the Plan charged to income in fiscal 2011, 2010 and 2009 totaled $24,000, $20,000 and $40,000, respectively.  Company contributions are made with the use of forfeited shares within the Plan.  As of October 31, 2011, the Plan held approximately 33,000 forfeited shares of Common Stock and 54,000 forfeited shares of Class A Common Stock, which are available to make future Company contributions.

In 1991, the Company established a Directors Retirement Plan covering its then current directors.  The net assets and expenses of this plan as of October 31, 2011, 2010 and 2009 were not material to the financial position or results of operations of the Company.  The projected benefit obligation of this plan was $353,000 and $409,000 as of October 31, 2011 and 2010, respectively, and is classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.

11.      RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales amounts in fiscal 2011, 2010 and 2009 include approximately $25.4 million, $22.7 million and $19.7 million, respectively, of new product research and development expenses.

12.      REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests in fiscal 2012 through fiscal 2018.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of October 31, 2011, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $65 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the actual or earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of October 31, 2011 redeemable at fair value is approximately $34 million and the portion redeemable based solely on a multiple of future earnings is approximately $31 million.

The portion of adjustments to the redemption amount of redeemable noncontrolling interests determined to be in excess of fair value was $102,000 in fiscal 2010, which affects the calculation of basic and diluted net income per share attributable to HEICO shareholders.  During fiscal 2011, $70,000 of the fiscal 2010 excess was paid as part of the acquisition of redeemable noncontrolling interests and the remainder was adjusted down by $19,000 such that the portion of adjustments to the redemption amount of redeemable noncontrolling interests determined to be in excess of fair value was $13,000 as of October 31, 2011.  No portion of the fiscal 2009 adjustments to the redemption amount of redeemable noncontrolling interests was determined to be in excess of fair value.  See Note 13, Net Income per Share Attributable to HEICO Shareholders.

A summary of the put and call rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries and transactions involving redeemable noncontrolling interests during fiscal 2011, 2010 and 2009 is as follows:

As part of the agreement to acquire an 80.1% interest in a subsidiary by the ETG in fiscal 2004, the noncontrolling interest holders currently have the right to cause the Company to purchase their interests over a four-year period ending in fiscal 2015 and the Company has the right to purchase the noncontrolling interests over a five-year period beginning in fiscal 2015, or sooner under certain conditions.

Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, certain noncontrolling interest holders exercised their option during fiscal 2007 to cause the Company to purchase their aggregate 3% interest over a four-year period that ended in fiscal 2010.  Pursuant to this same purchase agreement, certain other noncontrolling interest holders exercised their option during fiscal 2009 to cause the Company to purchase their aggregate 10.5% interest over a four-year period ending in fiscal 2012.  Accordingly, the Company increased its ownership interest in the subsidiary by an aggregate 10.9% to 95.9% effective April 2011.  Further, the remaining noncontrolling interest holders currently have the right to cause the Company to purchase their 1.5% interest over a four-year period ending in fiscal 2015.

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the noncontrolling interest holders exercised their option during fiscal 2008 to cause the Company to purchase an aggregate 28% interest over a four-year period ending in fiscal 2011.  Accordingly, the Company increased its ownership interest in the subsidiary by 7% effective April 2008, by 14% effective December 2008, and by 7% effective February 2011.  Pursuant to this same purchase agreement, certain other noncontrolling interest holders exercised their option during fiscal 2011 to cause the Company to purchase their aggregate 1% interest in the subsidiary effective February 2011.  Accordingly, the Company increased its ownership interest in the subsidiary by an aggregate 29% to 80% effective February 2011.  Further, the Company has the right to purchase the remaining 20% of the equity interests of the subsidiary over a three-year period beginning in fiscal 2012, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

As part of the agreement to acquire an 80.1% interest in a subsidiary by the FSG in fiscal 2006, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2014, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

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

The purchase prices of the redeemable noncontrolling interests acquired in fiscal 2011 and 2010 were paid using cash provided by operating activities.  The purchase prices of the redeemable noncontrolling interests acquired in fiscal 2009 were principally paid in cash using proceeds from the Company’s revolving credit facility.  The aggregate cost of the redeemable noncontrolling interests acquired was $7.2 million, $.8 million and  $11.3 million in fiscal 2011, 2010 and 2009, respectively.

13.      NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows:
	Year ended October 31,
	2011	2010	2009
Numerator:
Net income attributable to HEICO	$72,820,000	$54,938,000	$44,626,000
Adjustments to redemption amount of redeemable noncontrolling interests (see Note 12)	19,000	(102,000)	—
Net income attributable to HEICO, as adjusted	$72,839,000	$54,836,000	$44,626,000

Denominator:
Weighted average common shares outstanding - basic	41,632,074	41,040,635	40,944,999
Effect of dilutive stock options	869,178	1,172,903	1,280,050
Weighted average common shares outstanding - diluted	42,501,252	42,213,538	42,225,049

Net income per share attributable to HEICO shareholders:
Basic	$1.75	$1.34	$1.09
Diluted	$1.71	$1.30	$1.06

Anti-dilutive stock options excluded	384,844	519,531	134,830

14.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales:
2011	$174,219,000	$184,486,000	$197,267,000	$208,919,000
2010	$135,535,000	$153,845,000	$158,270,000	$169,370,000

Gross profit:
2011	$63,926,000	$66,371,000	$69,825,000	$74,319,000
2010	$50,120,000	$53,626,000	$57,553,000	$61,048,000

Net income from consolidated operations:
2011	$22,523,000	$22,126,000	$26,392,000	$24,412,000
2010	$16,030,000	$16,908,000	$19,526,000	$19,891,000

Net income attributable to HEICO:
2011	$17,074,000	$16,830,000	$20,402,000	$18,514,000
2010	$11,793,000	$12,573,000	$14,930,000	$15,642,000

Net income per share attributable to HEICO:
Basic:
2011	$.41	$.40	$.49	$.44
2010	$.29	$.31	$.36	$.38

Diluted:
2011	$.40	$.40	$.48	$.44
2010	$.28	$.30	$.35	$.37

In the first quarter of fiscal 2011, the Company recognized an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 upon the retroactive extension in December 2010 of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011.  The tax credit, net of expenses, increased net income attributable to HEICO by $797,000, or $.02 per basic and diluted share.

During the third quarter of fiscal 2011, the Company filed its fiscal 2010 U.S. federal and state tax returns and amended certain prior year state tax returns.  As a result, the Company recognized an aggregate benefit, which increased net income attributable to HEICO by $2,035,000, or $.05 per basic and diluted share, net of expenses, principally from state income apportionment updates and higher research and development tax credits.

During the fourth quarter of fiscal 2011, the Company recorded impairment losses related to the write-down of certain intangible assets to their estimated fair values that was partially offset by a reduction in the value of contingent consideration related to a prior year acquisition, which decreased net income attributable to HEICO by $2,394,000, or $.06 per basic and diluted share, in aggregate.

During the fourth quarter of fiscal 2010, the Company recorded impairment losses related to the write-down of certain intangible assets to their estimated fair values, which decreased net income attributable to HEICO by $713,000, or $.02 per diluted share, in aggregate.

Due to changes in the average number of common shares outstanding, net income per share attributable to HEICO for the full fiscal year may not equal the sum of the four individual quarters.

15.      OPERATING SEGMENTS

The Company has two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace and its subsidiaries and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.  The Flight Support Group designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.  The Electronic Technologies Group designs and manufactures electronic, microwave, and electro-optical equipment and components, three-dimensional microelectronic and stacked memory products, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products, underwater locator beacons and traveling wave tube amplifiers primarily for the aviation, defense, space, medical, telecommunication and electronic industries.

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

Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows:

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
Year ended October 31, 2011:
Net sales	$539,563,000	$227,771,000	$(2,443,000)	$764,891,000
Depreciation and amortization	10,661,000	7,502,000	380,000	18,543,000
Operating income	95,001,000	59,465,000	(16,035,000)	138,431,000
Capital expenditures	6,866,000	2,543,000	37,000	9,446,000
Total assets	458,624,000	429,869,000	52,576,000	941,069,000

Year ended October 31, 2010:
Net sales	$412,337,000	$205,648,000	$(965,000)	$617,020,000
Depreciation and amortization	9,899,000	7,308,000	390,000	17,597,000
Operating income	67,896,000	56,126,000	(14,849,000)	109,173,000
Capital expenditures	7,343,000	1,502,000	32,000	8,877,000
Total assets	410,666,000	328,577,000	42,400,000	781,643,000

Year ended October 31, 2009:
Net sales	$395,423,000	$143,372,000	$(499,000)	$538,296,000
Depreciation and amortization	9,801,000	4,728,000	438,000	14,967,000
Operating income	60,003,000	39,981,000	(11,729,000)	88,255,000
Capital expenditures	8,518,000	1,670,000	65,000	10,253,000
Total assets	414,030,000	285,602,000	33,278,000	732,910,000

Major Customer and Geographic Information

No one customer accounted for 10% or more of the Company’s consolidated net sales during the last three fiscal years.  The Company’s net sales originating and long-lived assets held outside of the United States during each of the last three fiscal years were not material.

The Company markets its products and services in approximately 95 countries.  The Company’s net sales to any country other than the United States of America did not exceed 10% of consolidated net sales.  Sales are attributed to countries based on the location of customers.  The composition of the Company’s net sales to customers located in the United States of America and to those in other countries for each of the last three fiscal years ended October 31 is as follows:

	Year ended October 31,
	2011	2010	2009
United States of America	$507,237,000	$423,916,000	$367,736,000
Other countries	257,654,000	193,104,000	170,560,000
Total	$764,891,000	$617,020,000	$538,296,000

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

Future minimum payments under non-cancelable operating leases for the next five fiscal years and thereafter are estimated to be as follows:

Year ending October 31,
2012	$7,329,000
2013	5,564,000
2014	3,465,000
2015	3,265,000
2016	2,534,000
Thereafter	4,447,000
Total minimum lease commitments	$26,604,000

Total rent expense charged to operations for operating leases in fiscal 2011, 2010 and 2009 amounted to $7,632,000, $6,963,000 and $6,274,000, respectively.

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability in fiscal 2011 and 2010 are as follows:

	Year ended October 31,
	2011	2010
Balances as of beginning of year	$1,636,000	$1,022,000
Accruals for warranties	1,693,000	1,613,000
Warranty claims settled	(1,098,000)	(1,079,000)
Acquired warranty liabilities	—	80,000
Balances as of end of year	$2,231,000	$1,636,000

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2009, the Company may be obligated to pay additional purchase consideration of up to $10.1 million in fiscal 2012 should the subsidiary meet certain earnings objectives during the third year following the acquisition.  Assuming the subsidiary performs over its respective future measurement period at the same earnings levels it performed in the comparable historical measurement period, the aggregate amount of such contingent purchase consideration that the Company would be required to pay is $10.1 million.  The actual contingent purchase consideration may be different.

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

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may have been obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $74 million U.S. dollars based on the October 31, 2011 exchange rate, should the subsidiary have met certain earnings objectives through June 2012.  Assuming the subsidiary performs over the remaining future measurement period at the same earnings levels it performed in the comparable historical measurement period, the Company would not be required to pay any additional purchase consideration.

Litigation

The Company is involved in various legal actions arising in the normal course of business.  Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material effect on the Company’s results of operations, financial position or cash flows.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was $125,000, $532,000 and $617,000 in fiscal 2011, 2010 and 2009, respectively.  Cash paid for income taxes was $33,928,000, $37,300,000 and $30,209,000 in fiscal 2011, 2010 and 2009, respectively.  Cash received from income tax refunds in fiscal 2011, 2010 and 2009 was $845,000, $3,031,000 and $5,398,000 respectively.

18. SUBSEQUENT EVENTS

On November 22, 2011, the Company, through HEICO Electronic, acquired Switchcraft, Inc. (“Switchcraft”) through the purchase of all of the stock of Switchcraft’s parent company, Switchcraft Holdco, Inc. for approximately $143 million.  The purchase price of this acquisition was paid in cash, principally using proceeds from the Company’s revolving credit facility.  Switchcraft is a leading designer and manufacturer of high performance, high reliability and harsh environment electronic connectors and other interconnect products.  The Company is still in the process of allocating the purchase price of Switchcraft to the tangible and identifiable intangible assets acquired and liabilities assumed given the limited time since the acquisition date and expects to provide such information in its quarterly report on Form 10-Q for the three months ending January 31, 2012.

On December 14, 2011, the Company entered into a $670 million Revolving Credit Agreement (“New Credit Facility”) with a bank syndicate, which matures in December 2016.  Under certain circumstances, the maturity of the New Credit Facility may be extended for two one-year periods.  The New Credit Facility also includes a feature that will allow the Company to increase the New Credit Facility by $130 million, at its option, to become an $800 million facility through increased commitments from existing lenders or the addition of new lenders.  The New Credit Facility may be used for working capital and general corporate needs of the Company, including capital expenditures and to finance acquisitions.  The New Credit Facility replaced the $300 million Second Amended and Restated Revolving Credit Agreement (as discussed in Note 5, Long-Term Debt).

Advances under the New Credit Facility accrue interest at the Company’s choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”).  The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the New Credit Facility.  The applicable margins for LIBOR-based borrowings range from .75% to 2.25%.  The applicable margins for Base Rate borrowings range from 0% to 1.25%.  A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company’s leverage ratio).  The New Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings.  Outstanding principal, accrued and unpaid interest and other amounts payable under the New Credit Facility may be accelerated upon an event of default, as such events are described in the New Credit Facility.  The New Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio.  In the event the Company’s leverage ratio exceeds a specified level, the New Credit Facility would become secured by the capital stock owned in substantially all of the Company’s subsidiaries.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that the Company’s internal control over financial reporting is effective as of October 31, 2011.

On September 30, 2011, the Company acquired all of the outstanding capital stock of 3D Plus SA (“3D”).  See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements, for additional information.  As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude 3D from its assessment of internal control over financial reporting as of October 31, 2011.  Total assets of 3D represented 10.7% of the Company’s consolidated total assets as of October 31, 2011 and 3D’s net sales represented .3% of the Company’s consolidated net sales for the fiscal year ended October 31, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended October 31, 2011.  A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On September 30, 2011, the Company acquired all of the outstanding capital stock of 3D Plus SA (“3D”).  See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements, for additional information.  The Company is in the process of integrating 3D into its overall internal control over financial reporting process.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the “Company”) as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at 3D Plus SA, which was acquired on September 30, 2011 and whose financial statements constitute 10.7% of total assets and .3% of net sales of the Company’s consolidated financial statement amounts as of and for the year ended October 31, 2011.  Accordingly, our audit did not include the internal control over financial reporting at 3D Plus SA. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2011 of the Company and our report dated December 21, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 21, 2011

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, as well as information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) within 120 days after the close of fiscal 2011.

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

Item 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2011.

Equity compensation plan information is set forth in Item 5 of Part II hereof under the caption “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2011.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services by the principal accountant is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2011.

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

10.2#	—	First Amendment, effective as of January 1, 2007, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 2008.*

10.3#	—	Second Amendment, effective as of January 1, 2009, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 2008.*

10.4#	—	Third Amendment, effective as of January 1, 2007, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended October 31, 2009.*

10.5#	—	Fourth Amendment, effective as of January 1, 2009, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 2010.*

10.6#	—	Fifth Amendment, effective as of July 1, 2011, to the HEICO Savings and Investment Plan.**

10.7#	—	Sixth Amendment, effective as of January 1, 2008, to the HEICO Savings and Investment Plan.**

10.8#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

10.9#	—
HEICO Corporation 1993 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-81789) filed on June 29, 1999.*

10.10#	—	HEICO Corporation Amended and Restated 2002 Stock Option Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008.*

Exhibit		Description

10.11#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

10.12#	—
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

10.17	—
Revolving Credit Agreement, dated as of December 14, 2011, among HEICO Corporation, as Borrower, the lenders from time to time party hereto, Wells Fargo Bank, National Association, and Bank of America, N.A., as Co-Syndication Agents, PNC Bank, National Association, as Documentation Agent and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2011*

21	—	Subsidiaries of HEICO Corporation.**

23	—	Consent of Independent Registered Public Accounting Firm.**

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	—	Section 1350 Certification of Chief Executive Officer.***

32.2	—	Section 1350 Certification of Chief Financial Officer.***

101.INS	—	XBRL Instance Document.^

101.SCH	—	XBRL Taxonomy Extension Schema Document.^

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.^

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.^

Exhibit		Description

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.^

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.^

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
^
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2011	2010	2009

Allowance for doubtful accounts:
Allowance as of beginning of year	$2,468,000	$2,535,000	$2,587,000
Additions charged to costs and expenses (a)	194,000	1,452,000	52,000
Additions charged to other accounts (b)	299,000	—	26,000
Deductions (c)	(294,000)	(1,519,000)	(130,000)
Allowance as of end of year	$2,667,000	$2,468,000	$2,535,000

(a)	Additions charged to costs and expenses in fiscal 2010 were higher than fiscal 2011 and 2009 principally as a result of ceased operations of certain customers within the Flight Support Group.
(b)	Principally additions from acquisitions.
(c)	Principally write-offs of uncollectible accounts receivable, net of recoveries.

	Year ended October 31,
	2011	2010	2009
Inventory valuation reserves:
Reserves as of beginning of year	$35,947,000	$34,330,000	$27,186,000
Additions charged to costs and expenses	4,593,000	2,902,000	7,649,000
Additions charged to other accounts (a)	2,785,000	11,000	391,000
Deductions (b)	(2,117,000)	(1,296,000)	(896,000)
Reserves as of end of year	$41,208,000	$35,947,000	$34,330,000

(a)	Principally additions from acquisitions.
(b)	Principally write-offs of slow moving, obsolete or damaged inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date: December 21, 2011	By:	/s/ THOMAS S. IRWIN
Thomas S. Irwin
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LAURANS A. MENDELSON	Chairman of the Board,	December 21, 2011
Laurans A. Mendelson	Chief Executive Officer, and Director (Principal Executive Officer)

/s/ ADOLFO HENRIQUES	Director	December 21, 2011
Adolfo Henriques

/s/ SAMUEL L. HIGGINBOTTOM	Director	December 21, 2011
Samuel L. Higginbottom

/s/ MARK H. HILDEBRANDT	Director	December 21, 2011
Mark H. Hildebrandt

/s/ WOLFGANG MAYRHUBER	Director	December 21, 2011
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON	Co-President and Director	December 21, 2011
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 21, 2011
Victor H. Mendelson

/s/ ALAN SCHRIESHEIM	Director	December 21, 2011
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 21, 2011
Frank J. Schwitter

EXHIBIT INDEX

Exhibit		Description

10.6	—	Fifth Amendment, effective as of July 1, 2011, to the HEICO Savings and Investment Plan.

10.7	—	Sixth Amendment, effective as of January 1, 2008, to the HEICO Savings and Investment Plan.

21	—	Subsidiaries of HEICO Corporation.

23	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.