Form 10-Q
period 2012-01-31
HEICO CORP
filed 2012-03-01
CIK 46619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of February 23, 2012 is as follows:

Common Stock, $.01 par value	17,057,339 shares
Class A Common Stock, $.01 par value	25,052,644 shares

HEICO CORPORATION

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

(in thousands, except per share data)

	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$23,091	$17,500
Accounts receivable, net	108,012	106,414
Inventories, net	183,786	164,967
Prepaid expenses and other current assets	10,820	5,471
Deferred income taxes	22,772	22,286
Total current assets	348,481	316,638

Property, plant and equipment, net	77,126	67,074
Goodwill	516,246	443,402
Intangible assets, net	145,542	78,157
Deferred income taxes	2,268	2,374
Other assets	42,836	33,424
Total assets	$1,132,499	$941,069

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$313	$335
Trade accounts payable	41,046	43,547
Accrued expenses and other current liabilities	58,361	76,376
Income taxes payable	—	3,132
Total current liabilities	99,720	123,390

Long-term debt, net of current maturities	190,467	39,823
Deferred income taxes	88,853	58,899
Other long-term liabilities	40,129	33,373
Total liabilities	419,169	255,485
Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 9)	66,217	65,430

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 30,000 shares authorized 17,057 and 17,054 shares issued and outstanding	171	171
Class A Common Stock, $.01 par value per share; 30,000 shares authorized; 25,038 and 25,023 shares issued and outstanding	250	250
Capital in excess of par value	240,167	226,120
Deferred compensation obligation	522	522
HEICO stock held by irrevocable trust	(522)	(522)
Accumulated other comprehensive (loss) income	(2,543)	3,033
Retained earnings	315,085	299,497
Total HEICO shareholders’ equity	553,130	529,071
Noncontrolling interests	93,983	91,083
Total shareholders’ equity	647,113	620,154
Total liabilities and equity	$1,132,499	$941,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2012	2011

Net sales	$212,655	$174,219

Operating costs and expenses:
Cost of sales	134,407	110,293
Selling, general and administrative expenses	40,616	31,554

Total operating costs and expenses	175,023	141,847

Operating income	37,632	32,372

Interest expense	(610)	(54)
Other income	144	55

Income before income taxes and noncontrolling interests	37,166	32,373

Income tax expense	12,700	9,850

Net income from consolidated operations	24,466	22,523

Less: Net income attributable to noncontrolling interests	5,281	5,449

Net income attributable to HEICO	$19,185	$17,074

Net income per share attributable to HEICO shareholders:
Basic	$.46	$.41
Diluted	$.45	$.40

Weighted average number of common shares outstanding:
Basic	42,089	41,360
Diluted	42,628	42,385

Cash dividends per share	$.060	$.048

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME – UNAUDITED

(in thousands, except per share data)

		HEICO Shareholders' Equity
						HEICO
						Stock	Accumulated
	Redeemable		Class A	Capital in	Deferred	Held by	Other			Total
	Noncontrolling	Common	Common	Excess of	Compensation	Irrevocable	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Obligation	Trust	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	$(522)	$3,033	$299,497	$91,083	$620,154
Comprehensive income:
Net income	2,381	—	—	—	—	—	—	19,185	2,900	22,085
Foreign currency translation	—	—	—	—	—	—	(5,428)	—	—	(5,428)
Total comprehensive income	2,381	—	—	—	—	—	(5,428)	19,185	2,900	16,657
Cash dividends ($.06 per share)	—	—	—	—	—	—	—	(2,526)	—	(2,526)
Tax benefit from stock option exercises	—	—	—	13,026	—	—	—	—	—	13,026
Stock option compensation expense	—	—	—	942	—	—	—	—	—	942
Proceeds from stock option exercises	—	—	—	79	—	—	—	—	—	79
Distributions to noncontrolling interests	(3,006)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	992	—	—	—	—	—	—	(992)	—	(992)
Other	420	—	—	—	—	—	(148)	(79)	—	(227)
Balances as of January 31, 2012	$66,217	$171	$250	$240,167	$522	$(522)	$(2,543)	$315,085	$93,983	$647,113

		HEICO Shareholders' Equity
						HEICO
						Stock	Accumulated
	Redeemable		Class A	Capital in	Deferred	Held by	Other			Total
	Noncontrolling	Common	Common	Excess of	Compensation	Irrevocable	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Obligation	Trust	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2010	$55,048	$131	$199	$227,993	$—	$—	($124)	$240,913	$85,714	$554,826
Comprehensive income:
Net income	2,931	—	—	—	—	—	—	17,074	2,518	19,592
Foreign currency translation	—	—	—	—	—	—	436	—	—	436
Total comprehensive income	2,931	—	—	—	—	—	436	17,074	2,518	20,028
Cash dividends ($.048 per share)	—	—	—	—	—	—	—	(1,990)	—	(1,990)
Tax benefit from stock option exercises	—	—	—	7,695	—	—	—	—	—	7,695
Proceeds from stock option exercises	—	2	1	292	—	—	—	—	—	295
Stock option compensation expense	—	—	—	543	—	—	—	—	—	543
Redemptions of common stock related
to stock option exercises	—	—	—	(4,371)	—	—	—	—	—	(4,371)
Distributions to noncontrolling interests	(2,269)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisition	5,612	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(126)	—	—	—	—	—	—	126	—	126
Other	—	—	(1)	(1)	—	—	—	—	—	(2)
Balances as of January 31, 2011	$61,196	$133	$199	$232,151	$—	$—	$312	$256,123	$88,232	$577,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(in thousands)

	Three months ended January 31,
	2012	2011

Operating Activities:
Net income from consolidated operations	$24,466	$22,523
Adjustments to reconcile net income from consolidated operations to net cash (used in) provided by operating activities:
Depreciation and amortization	6,975	4,307
Deferred income tax provision	851	347
Tax benefit from stock option exercises	13,026	7,695
Excess tax benefit from stock option exercises	(11,983)	(6,359)
Stock option compensation expense	942	543
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	4,189	4,836
Increase in inventories	(5,885)	(2,045)
Increase in prepaid expenses and other current assets	(7,666)	(2,534)
(Decrease) increase in trade accounts payable	(4,375)	1,027
Decrease in accrued expenses and other current liabilities	(20,431)	(8,010)
(Decrease) increase in income taxes payable	(2,457)	782
Other	98	435
Net cash (used in) provided by operating activities	(2,250)	23,547

Investing Activities:
Acquisitions, net of cash acquired	(142,328)	(22,588)
Capital expenditures	(3,788)	(1,637)
Other	(107)	6
Net cash used in investing activities	(146,223)	(24,219)

Financing Activities:
Borrowings on revolving credit facility	157,000	28,000
Payments on revolving credit facility	(6,000)	(18,000)
Excess tax benefit from stock option exercises	11,983	6,359
Redemptions of common stock related to stock option exercises	—	(4,371)
Distributions to noncontrolling interests	(3,006)	(2,269)
Cash dividends paid	(2,526)	(1,990)
Revolving credit facility issuance costs	(3,028)	—
Proceeds from stock option exercises	79	295
Other	(93)	(59)
Net cash provided by financing activities	154,409	7,965

Effect of exchange rate changes on cash	(345)	29

Net increase in cash and cash equivalents	5,591	7,322
Cash and cash equivalents at beginning of year	17,500	6,543
Cash and cash equivalents at end of period	$23,091	$13,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011. The October 31, 2011 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Stock Split

All applicable fiscal 2011 share and per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2011.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires additional disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements. The Company adopted ASU 2010-06 as of the beginning of fiscal 2010, except the additional Level 3 disclosures, which were adopted in the first quarter of fiscal 2012. ASU 2010-06 affects financial statement disclosures only and the Company will make the required additional disclosures as applicable.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. ASU 2011-05 must be applied retroactively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, or in the first quarter of fiscal 2013 for HEICO. The Company is currently evaluating which presentation option it will elect, but the adoption of these provisions will have no effect on its results of operations, financial position or cash flows.

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

On November 22, 2011, the Company, through its HEICO Electronic Technologies Corp. (“HEICO Electronic”) subsidiary, acquired Switchcraft, Inc. (“Switchcraft”) through the purchase of all of the stock of Switchcraft’s parent company, Switchcraft Holdco, Inc. for approximately $142 million. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company’s revolving credit facility. Switchcraft is a leading designer and manufacturer of high performance, high reliability and harsh environment electronic connectors and other interconnect products. This acquisition is consistent with HEICO’s practice of acquiring outstanding, niche designers and manufacturers of critical components in the aerospace and electronic industries and will further enable the Company to broaden its product offerings, technologies and customer base.

The following table summarizes the allocation of the purchase price of Switchcraft to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands).

Assets acquired:
Goodwill	$76,308
Identifiable intangible assets	72,500
Inventories	13,232
Property, plant and equipment	10,166
Accounts receivable	5,996
Other assets	1,543
Total assets acquired, excluding cash	$179,745

Liabilities assumed:
Deferred income taxes	$30,449
Accrued expenses	3,030
Income taxes payable	2,016
Accounts payable	1,922
Total liabilities assumed	$37,417
Net assets acquired, excluding cash	$142,328

The allocation of the purchase price to the tangible and identifiable assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Switchcraft and the value of its assembled workforce that do not qualify for separate recognition. The operating results of Switchcraft were included in the Company’s results of operations from the effective acquisition date. The Company’s consolidated net sales and net income attributable to HEICO for the three months ended January 31, 2012, includes approximately $10.7 million and $.9 million, respectively, from the acquisition of Switchcraft.

The following table presents unaudited pro forma financial information for the three months ended January 31, 2011, as if the acquisition of Switchcraft had occurred as of November 1, 2010 (in thousands).

Three Months Ended
January 31, 2011
Net sales	$188,132
Net income from consolidated operations	$23,481
Net income attributable to HEICO	$18,032
Net income per share attributable to HEICO shareholders:
Basic	$.44
Diluted	$.43

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2010. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Had the acquisition been consummated as of November 1, 2010, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the three months ended January 31, 2012 would not have been materially different than the reported amounts.

In December 2010, the Company, through HEICO Aerospace Holdings Corp., acquired 80.1% of the assets and assumed certain liabilities of Blue Aerospace LLC (“Blue Aerospace”). Blue Aerospace is a supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States. The remaining 19.9% interest continues to be owned by certain members of Blue Aerospace’s management team.

In September 2011, the Company, through HEICO Electronic, acquired all of the outstanding capital stock of 3D Plus SA (“3D Plus”). 3D Plus is a leading designer and manufacturer of three-dimensional microelectronic and stacked memory products used predominately in satellites and also utilized in medical equipment.

The primary items that generated the goodwill recognized in fiscal 2011 were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Blue Aerospace, benefit both the Company and the noncontrolling interest holders. Based on the factors comprising the goodwill recognized and consideration of an insignificant control premium, the fair value of the noncontrolling interest in Blue Aerospace was determined based on the consideration of the purchase price paid by the Company for its 80.1% ownership interest.

As part of the purchase agreements associated with certain prior year acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition. For acquisitions consummated prior to fiscal 2010, the Company accrues an estimate of additional purchase consideration when the earnings objectives are met. During the first quarter of fiscal 2012 and the first quarter of fiscal 2011, no such additional purchase consideration was paid. For the full fiscal year ended October 31, 2011, the Company, through HEICO Electronic, paid $6.6 million of such additional purchase consideration of which $4.1 million was accrued as of October 31, 2010. The amount paid in fiscal 2011 was based on a multiple of each applicable subsidiary’s earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company. Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill. Information regarding additional contingent purchase consideration may be found in Note 12, Commitments and Contingencies.

3.	SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2012	October 31, 2011
Accounts receivable	$112,960	$109,081
Less: Allowance for doubtful accounts	(4,948)	(2,667)
Accounts receivable, net	$108,012	$106,414

During the first quarter of fiscal 2012, the Company increased its allowance for doubtful accounts by approximately $2.3 million primarily due to potential collection difficulties resulting from bankruptcy filings by certain customers. The associated charge is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and was partially offset by the reversal of certain forfeited amounts otherwise payable to such customers.

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	January 31, 2012	October 31, 2011
Costs incurred on uncompleted contracts	$5,224	$4,443
Estimated earnings	5,041	4,206
	10,265	8,649
Less: Billings to date	(5,619)	(4,876)
	$4,646	$3,773
Included in the accompanying Condensed Consolidated
Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$4,646	$3,773
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	—	—
	$4,646	$3,773

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material for the three months ended January 31, 2012 and 2011. Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the three months ended January 31, 2012 and 2011.

Inventories

(in thousands)	January 31, 2012	October 31, 2011
Finished products	$93,549	$86,487
Work in process	19,344	19,708
Materials, parts, assemblies and supplies	64,717	52,173
Contracts in process	7,408	8,291
Less: Billings to date	(1,232)	(1,692)
Inventories, net of valuation reserves	$183,786	$164,967

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	January 31, 2012	October 31, 2011
Land	$4,507	$3,825
Buildings and improvements	51,915	46,892
Machinery, equipment and tooling	101,568	94,297
Construction in progress	3,919	3,671
	161,909	148,685
Less: Accumulated depreciation and amortization	(84,783)	(81,611)
Property, plant and equipment, net	$77,126	$67,074

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $9.7 million and $9.6 million as of January 31, 2012 and October 31, 2011, respectively. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2012 and 2011 was $.4 million and $2.6 million respectively. The decrease in customer rebates and credits principally reflects a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in associated rebate percentages.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”). Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2012 are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2011	$192,357	$251,045	$443,402
Goodwill acquired	—	76,308	76,308
Foreign currency translation adjustments	—	(3,464)	(3,464)
Balances as of January 31, 2012	$192,357	$323,889	$516,246

The goodwill acquired pertains to the current year acquisition described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The Company estimates that approximately $2 million of the goodwill acquired in fiscal 2012 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2012			As of October 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$96,124	$(20,710)	$75,414	$51,934	$(18,085)	$33,849
Intellectual property	35,292	(2,920)	32,372	18,493	(2,236)	16,257
Licenses	2,900	(919)	1,981	2,900	(854)	2,046
Non-compete agreements	1,361	(1,235)	126	1,364	(1,203)	161
Patents	605	(324)	281	576	(313)	263
Trade names	566	(252)	314	569	(224)	345
	136,848	(26,360)	110,488	75,836	(22,915)	52,921
Non-Amortizing Assets:
Trade names	35,054	—	35,054	25,236	—	25,236
	$171,902	$(26,360)	$145,542	$101,072	$(22,915)	$78,157

The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of January 31, 2012 compared to October 31, 2011 principally relates to such intangible assets recognized in connection with an acquisition made during the first quarter of fiscal 2012 (see Note 2, Acquisitions). The amortization period of the customer relationships and intellectual property acquired is 10 years and 12 years, respectively.

Amortization expense related to intangible assets for the three months ended January 31, 2012 and 2011 was $3.5 million and $1.7 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2012 is estimated to be $11.5 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $14.8 million in fiscal 2013, $14.1 million in fiscal 2014, $12.7 million in fiscal 2015, $11.3 million in fiscal 2016, $10.8 million in fiscal 2017 and $35.3 million thereafter.

5.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2012	October 31, 2011
Borrowings under revolving credit facility	$187,000	$36,000
Capital lease and note payable	3,780	4,158
	190,780	40,158
Less: Current maturities of long-term debt	(313)	(335)
	$190,467	$39,823

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

The New Credit Facility may be used for working capital and general corporate needs of the Company, including capital expenditures and to finance acquisitions. The New Credit Facility replaced the $300 million Second Amended and Restated Revolving Credit Facility Agreement.

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

As of January 31, 2012 and October 31, 2011, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.5% and .9%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2012, the Company was in compliance with all such covenants.

6.	INCOME TAXES

As of January 31, 2012, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2.0 million of which $1.6 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the three months ended January 31, 2012 is as follows (in thousands):

Balance as of October 31, 2011	$1,834
Increases related to prior year tax positions	54
Increases related to current year tax positions	98
Balance as of January 31, 2012	$1,986

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the three months ended January 31,

2012. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company’s effective tax rate in the first quarter of fiscal 2012 increased to 34.2% from 30.4% in the first quarter of fiscal 2011. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 that was recognized in the first quarter of fiscal 2011 resulting from the retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011. The increase was also attributed to the expiration of Section 41 of the Internal Revenue Code in December 31, 2011 resulting in qualified research and development activities for just the months of November and December 2011 being recognized in the first quarter of fiscal 2012. During fiscal 2011, the Company purchased certain noncontrolling interests that also contributed to the increase in the effective tax rate for the first quarter of fiscal 2012.

7.	FAIR VALUE MEASUREMENTS

The following tables sets forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of January 31, 2012
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$33,615	$—	$33,615
Equity securities	1,151	—	—	1,151
Money market funds and cash	924	—	—	924
Mutual funds	1,058	—	—	1,058
Other	—	454	585	1,039
Total assets	$3,133	$34,069	$585	$37,787

Liabilities:	$—	$—	$—	$—

	As of October 31, 2011
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$26,989	$—	$26,989
Equity securities	1,150	—	—	1,150
Money market funds and cash	920	—	—	920
Mutual funds	1,004	—	—	1,004
Other	—	451	573	1,024
Total assets	$3,074	$27,440	$573	$31,087

Liabilities:	$—	$—	$—	$—

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The majority of the assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds and money market funds that are classified within Level 1. A portion of the assets within the other deferred compensation plan is currently invested in a fund that invests in future and forward contracts; most of which are privately negotiated with counterparties without going through a public exchange, and that use trading methods that are proprietary and confidential. These assets are therefore classified within Level 3 and are valued using a market approach with corresponding gains and losses reported within other income in the Company’s Condensed Consolidated Statements of Operations. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $37.8 million as of January 31, 2012 and $31.1 million as of October 31, 2011, of which the LCP related assets were $33.6 million and $27.0 million as of January 31, 2012 and October 31, 2011, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $37.4 million as of January 31, 2012 and $30.8 million as of October 31, 2011, of which the LCP related liability was $33.2 million and $26.7 million as of January 31, 2012 and October 31, 2011, respectively.

Changes in the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2012 are as follows (in thousands):

Balance as of October 31, 2011	$573
Total unrealized gains	12
Balance as of January 31, 2012	$585

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2012.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2012 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.	RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the three months ended January 31, 2012 and 2011 includes approximately $6.5 million and $5.6 million, respectively, of new product research and development expenses.

9.	REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests beginning in the second quarter of fiscal 2012 through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of January 31, 2012, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $66 million. The actual Redemption Amount will likely be different. The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments. The portion of the estimated Redemption Amount as of January 31, 2012 redeemable at fair value is approximately $34 million and the portion redeemable based solely on a multiple of future earnings is approximately $32 million. Adjustments to Redemption Amounts based on fair value will have no affect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will affect net income per share attributable to HEICO shareholders.

10.	NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2012	2011
Numerator:
Net income attributable to HEICO	$19,185	$17,074

Denominator:
Weighted average common shares outstanding - basic	42,089	41,360
Effect of dilutive stock options	539	1,025
Weighted average common shares outstanding - diluted	42,628	42,385

Net income per share attributable to HEICO shareholders:
Basic	$.46	$.41
Diluted	$.45	$.40

Anti-dilutive stock options excluded	509	270

No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of $1.0 million and ($.1) million for the three months ended January 31, 2012 and 2011, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

11.	OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2012 and 2011, respectively, is as follows (in thousands):

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
Three months ended January 31, 2012:
Net sales	$138,867	$74,471	$(683)	$212,655
Depreciation and amortization	2,686	4,031	258	6,975
Operating income	25,507	16,205	(4,080)	37,632
Capital expenditures	1,655	2,078	55	3,788

Three months ended January 31, 2011:
Net sales	$120,641	$53,939	$(361)	$174,219
Depreciation and amortization	2,378	1,834	95	4,307
Operating income	20,429	15,538	(3,595)	32,372
Capital expenditures	1,285	351	1	1,637

Total assets by operating segment as of January 31, 2012 and October 31, 2011 are as follows (in thousands):

			Other,
	Segment		Primarily	Consolidated
	FSG	ETG	Corporate	Totals

Total assets as of January 31, 2012	$460,036	$600,947	$71,516	$1,132,499
Total assets as of October 31, 2011	458,624	429,869	52,576	941,069

12.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability for the three months ended January 31, 2012 and 2011, respectively, are as follows (in thousands):

	Three months ended January 31,
	2012	2011
Balances as of beginning of fiscal year	$2,231	$1,636
Accruals for warranties	330	283
Warranty claims settled	(320)	(174)
Balances as of January 31	$2,241	$1,745

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

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met. Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap) and is not contingent upon the former shareholders of the acquired entity remaining employed by the Company or providing future services to the Company. Accordingly, such consideration will be recorded as an additional cost of the acquired entity when paid.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may have been obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $73 million U.S. dollars based on the January 31, 2012 exchange rate, should the subsidiary meet certain earnings objectives through June 2012. Assuming the subsidiary performs over the remaining future measurement period, ending in June 2012, at the same earnings levels it performed in the comparable historical measurement period, the Company would not be required to pay any additional purchase consideration.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2011. There have been no material changes to our critical accounting policies during the three months ended January 31, 2012.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the three months ended January 31, 2012 have been affected by the fiscal 2012 and the fiscal 2011 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report and of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2011, respectively.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands).

	Three months ended January 31,
	2012	2011
Net sales	$212,655	$174,219
Cost of sales	134,407	110,293
Selling, general and administrative expenses	40,616	31,554
Total operating costs and expenses	175,023	141,847
Operating income	$37,632	$32,372

Net sales by segment:
Flight Support Group	$138,867	$120,641
Electronic Technologies Group	74,471	53,939
Intersegment sales	(683)	(361)
	$212,655	$174,219

Operating income by segment:
Flight Support Group	$25,507	$20,429
Electronic Technologies Group	16,205	15,538
Other, primarily corporate	(4,080)	(3,595)
	$37,632	$32,372

Net sales	100.0%	100.0%
Gross profit	36.8%	36.7%
Selling, general and administrative expenses	19.1%	18.1%
Operating income	17.7%	18.6%
Interest expense	0.3%	—
Other income	0.1%	—
Income tax expense	6.0%	5.7%
Net income attributable to noncontrolling interests	2.5%	3.1%
Net income attributable to HEICO	9.0%	9.8%

Comparison of First Quarter of Fiscal 2012 to First Quarter of Fiscal 2011

Net Sales

Our net sales for the first quarter of fiscal 2012 increased by 22% to a record $212.7 million, as compared to net sales of $174.2 million for the first quarter of fiscal 2011. The increase in net sales reflects an increase of $20.5 million (a 38% increase) to a record $74.5 million in net sales within the ETG as well as an increase of $18.2 million (a 15% increase) to $138.9 million in net sales within the FSG. The net sales increase in the ETG reflects additional net sales of approximately $16.9 million from the acquisitions of Switchcraft, Inc. in November 2011 and 3D Plus SA (“3D Plus”) in September 2011 as well as organic growth of approximately 6.7%. The organic growth in the ETG principally reflects an increase in demand and market penetration for certain medical and defense products, resulting in a $1.7 million and $1.3 million increase in net sales from these product lines, respectively. Based on our current economic visibility, we expect stable demand for ETG’s products for the remainder of fiscal 2012. The net sales increase in the FSG reflects organic growth of approximately 9.8%, as well as approximately $6.4 million in additional net sales contributed from the acquisition of Blue Aerospace LLC in December 2010. The organic growth in the FSG principally reflects an increase of $6.7 million in net sales within our specialty product lines primarily attributed to the sales of industrial products used in heavy-duty and off-road vehicles as a result of increased market penetration. Additionally, the FSG’s organic growth for the first quarter of 2012 reflects increased market penetration for certain of our aerospace repair and overhaul services, resulting in a $3.7 million increase in net sales. Although global financial conditions in the first quarter of fiscal 2012 have improved as compared to the first quarter of fiscal 2011, continued economic uncertainty may moderate net sales growth from capacity increases within our commercial aviation markets for the remainder of fiscal 2012. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first quarter of fiscal 2012.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 36.8% for the first quarter of fiscal 2012 as compared to 36.7% in the first quarter of fiscal 2011, principally reflecting a 1.1% increase in the FSG’s gross profit margin, partially offset by a 3.6% decrease in the ETG’s gross profit margin. The increase in the FSG’s gross profit margin is primarily attributed to the aforementioned higher sales of the FSG’s specialty products, which generally have higher gross profit margins than the FSG’s repair and overhaul services product lines, as well as a .2% decrease in new product research and development expenses as a percentage of net sales. The FSG’s new product research and development spending increased from $3.0 million in the first quarter of fiscal 2011 to $3.2 million in the first quarter of fiscal 2012, but decreased as a percentage of net sales. The decrease in the ETG’s gross profit margin is principally attributed to a more favorable product mix of certain of our higher gross profit margin defense and medical products in the first quarter of fiscal 2011 and the impact of the acquired businesses, which reduced the ETG gross profit margin by approximately 1.3% in the first quarter of fiscal 2012, partially offset by a .4% decrease in new product research and development expenses as a percentage of net sales. The lower gross profit margins realized by the acquired businesses are principally attributed to inventory purchase accounting adjustments of approximately $.9 million and amortization expense of certain acquired intangible assets of approximately $.5 million. The ETG’s new product research and development spending increased from $2.6 million in the first quarter of fiscal 2011 to $3.3 million in the first quarter of fiscal 2012, but decreased as a percentage of net sales. Total new product research and development expenses included within our consolidated cost of sales increased from approximately $5.6 million in the first quarter of fiscal 2011 to approximately $6.5 million in the first quarter of fiscal 2012, principally to further enhance growth opportunities and market penetration within both of our operating segments.

Selling, general and administrative (“SG&A”) expenses were $40.6 million and $31.6 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. The increase in SG&A expenses principally reflects an increase of $6.8 million in general and administrative expenses and $2.2 million in selling expenses, of which $5.3 million and $1.8 million were attributed to the acquired businesses, respectively. SG&A expenses as a percentage of net sales increased from 18.1% in the first quarter of fiscal 2011 to 19.1% in the first quarter of fiscal 2012 principally reflecting the impact of higher SG&A expenses as a percentage of net sales at the acquired businesses.

Operating Income

Operating income for the first quarter of fiscal 2012 increased by 16% to a record $37.6 million as compared to operating income of $32.4 million for the first quarter of fiscal 2011. The increase in operating income reflects a $5.1 million increase (a 25% increase) to $25.5 million in operating income of the FSG in the first quarter of fiscal 2012, up from $20.4 million in the first quarter of fiscal 2011 and a $.7 million increase (a 4% increase) in operating income of the ETG to a record $16.2 million for the first quarter of fiscal 2012, up from $15.5 million for the first quarter of fiscal 2011. The increase in operating income of the FSG principally reflects the previously mentioned increased sales volumes and higher gross profit margins resulting from a favorable product mix. The increase in the operating income of the ETG is mainly attributed to the operating income contributed by the acquired businesses.

As a percentage of net sales, our consolidated operating income decreased to 17.7% for the first quarter of fiscal 2012, down from 18.6% for the first quarter of fiscal 2011. The decrease in consolidated operating income as a percentage of net sales reflects a decrease in the ETG’s operating income as a percentage of net sales from 28.8% in the first quarter of fiscal 2011 to 21.8% in the first quarter of fiscal 2012, partially offset by an increase in the FSG’s operating income as a percentage of net sales from 16.9% in the first quarter of fiscal 2011 to 18.4% in the first quarter of fiscal 2012. The decrease in operating income as a percentage of net sales for the ETG principally reflects a 3.2% impact from a lower operating margin realized by 3D Plus and the previously mentioned more favorable product mix in the first quarter of fiscal 2011. The lower operating margin realized by 3D Plus is principally attributed to softening demand for certain of its products in the first quarter of fiscal 2012 resulting from the economic uncertainty throughout Europe and amortization expense of approximately $1.2 million associated with intangible assets and inventory purchase accounting adjustments. Based on variations in product mix and the timing of customer delivery requirements, the operating margin of the ETG can vary from quarter to quarter. Excluding 3D Plus, the ETG’s operating margins for the first quarter of fiscal 2012 would have been approximately 25%, which is comparable to the ETG’s full year operating margins, which normally approximate 25% to 26%. The increase in operating income as a percentage of net sales for the FSG principally reflects the aforementioned favorable product mix as well as reductions in both SG&A expenses and new product research and development expenses as a percentage of net sales.

Interest Expense

Interest expense increased to $.6 million in the first quarter of fiscal 2012 from $.1 million in the first quarter of fiscal 2011. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first quarter of fiscal 2012 associated with the recent acquisitions.

Other Income

Other income in the first quarter of fiscal 2012 and 2011 was not material.

Income Tax Expense

Our effective tax rate in the first quarter of fiscal 2012 increased to 34.2% from 30.4% in the first quarter of fiscal 2011. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 that was recognized in the first quarter of fiscal 2011 resulting from the retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011. The increase was also attributed to the expiration of Section 41 of the Internal Revenue Code in December 31, 2011 resulting in qualified research and development activities for just the months of November and December 2011 being recognized in the first quarter of fiscal 2012. During fiscal 2011, we purchased certain noncontrolling interests that also contributed to the increase in our effective tax rate for the first quarter of fiscal 2012.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.3 million in first quarter of fiscal 2012 compared to $5.4 million in the first quarter of fiscal 2011. The decrease in the first quarter of fiscal 2012 principally reflects our purchase of certain noncontrolling interests during fiscal 2011, partially offset by higher earnings in the FSG in which a 20% noncontrolling interest is held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $19.2 million, or $.45 per diluted share, for the first quarter of fiscal 2012 from $17.1 million, or $.40 per diluted share, for the first quarter of fiscal 2011, principally reflecting the increased operating income referenced above.

Outlook

Improved economic conditions and increased capacity within the airline industry resulted in higher demand for our Flight Support Group’s products and services and strong sales growth for each of our reporting periods during fiscal 2011. Based on the general overall economic uncertainty, the commercial airline industry expects continued year-over-year capacity growth, but at a slower rate than that experienced during 2011. In our Electronic Technologies Group’s markets, we generally anticipate stable demand for our products, but acknowledge that government deficits and spending reduction plans may moderate demand for certain of our defense products.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, distributions to noncontrolling interests, cash dividends and increases in working capital needs. Capital expenditures in fiscal 2012 are anticipated to approximate $20 - $22 million.

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2012, we were in compliance with all such covenants. As of January 31, 2012, our net debt to shareholders’ equity ratio was 25.9%, with net debt (total debt less cash and cash equivalents) of $167.7 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash used in operating activities was $2.3 million for the first quarter of fiscal 2012 and consisted of an overall reduction in cash from an increase in working capital (current assets minus current liabilities) of $36.6 million principally due to the timing of certain payments pertaining to fiscal 2011 year-end and first quarter fiscal 2012 payables, partially offset by net income from consolidated operations of $24.5 million, depreciation and amortization of $7.0 million and a $1.0 million net tax benefit from stock option exercises.

Investing Activities

Net cash used in investing activities of $146.2 million during the first quarter of fiscal 2012 related primarily to acquisitions of $142.3 million and capital expenditures totaling $3.8 million. Further details regarding the acquisition made by the ETG in the first quarter of fiscal 2012 may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities during the first quarter of fiscal 2012 of $154.4 million related primarily to net borrowings on our revolving credit facility of $151.0 million and the presentation of $12.0 million of excess tax benefit from stock option exercises as a financing activity, partially offset by issuance costs associated with our new revolving credit facility of $3.0 million, distributions to noncontrolling interests of $3.0 million, and the payment of $2.5 million in cash dividends on our common stock.

Contractual Obligations

Except as otherwise noted below, there have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2011.

As of January 31, 2012, we had a total of $187 million of outstanding borrowings under our revolving credit facility with a maturity in fiscal 2017. The $151 million increase over the $36 million outstanding as of October 31, 2011 principally relates to borrowings made to fund an acquisition in November 2011. See Note 2, Acquisitions, and Note 5, Long Term Debt, of the Notes to Condensed Consolidated Financial Statements, for additional details.

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

The above referenced additional contingent purchase consideration will be accrued when the earnings objectives are met. Such additional contingent purchase consideration is based on a multiple of earnings above a threshold (subject to a cap) and is not contingent upon the former shareholders of the acquired entity remaining employed by us or providing future services to us. Accordingly, such consideration will be recorded as an additional cost of the acquired entity when paid.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may have been obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $73 million U.S. dollars based on the January 31, 2012 exchange rate, should the subsidiary meet certain earnings objectives through June 2012. Assuming the subsidiary performs over the remaining future measurement period, ending June 2012, at the same earnings levels it performed in the comparable historical measurement period, we would not be required to pay any additional purchase consideration.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements,” which requires additional disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements and more detailed information of activity in Level 3 fair value measurements. We adopted ASU 2010-06 as of the beginning of fiscal 2010, except the additional Level 3 disclosures, which were adopted in the first quarter of fiscal 2012. ASU 2010-06 affects financial statement disclosures only and we will make the required additional disclosures as applicable.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. ASU 2011-05 must be applied retroactively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, or in the first quarter of fiscal 2013 for HEICO. We are currently evaluating which presentation option we will elect, but the adoption of these provisions will have no effect on our results of operations, financial position or cash flows.

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

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; and our ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest and income tax rates and economic conditions within and outside of the aviation, defense, space, medical, telecommunication and electronic industries, which could negatively impact our costs and revenues. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On November 22, 2011, the Company acquired all of the stock of Switchcraft, Inc. (“Switchcraft”). See Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements, for additional information. The Company is in the process of integrating Switchcraft into its overall internal control over financial reporting process.

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

HEICO CORPORATION

Date: March 1, 2012	By:	/s/ THOMAS S. IRWIN
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

