Form 10-Q
period 2012-04-30
HEICO CORP
filed 2012-05-31
CIK 46619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

     Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 24, 2012 is as follows:

Common Stock, $.01 par value	21,331,762 shares
Class A Common Stock, $.01 par value	31,344,982 shares

HEICO CORPORATION

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

(in thousands, except per share data)

	April 30, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,262	$17,500
Accounts receivable, net	114,427	106,414
Inventories, net	187,395	164,967
Prepaid expenses and other current assets	8,491	5,471
Deferred income taxes	24,635	22,286
Total current assets	357,210	316,638

Property, plant and equipment, net	78,595	67,074
Goodwill	535,257	443,402
Intangible assets, net	153,113	78,157
Deferred income taxes	2,464	2,374
Other assets	44,876	33,424
Total assets	$1,171,515	$941,069

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$318	$335
Trade accounts payable	43,511	43,547
Accrued expenses and other current liabilities	71,628	76,376
Income taxes payable	9,890	3,132
Total current liabilities	125,347	123,390

Long-term debt, net of current maturities	174,400	39,823
Deferred income taxes	88,981	58,899
Other long-term liabilities	51,782	33,373
Total liabilities	440,510	255,485
Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 9)	59,096	65,430

Shareholders’ equity:

Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	-	-
Common Stock, $.01 par value per share; 75,000 shares authorized; 21,327 and 21,318 shares issued and outstanding	213	171
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 31,340 and 31,278 shares issued and outstanding	313	250
Capital in excess of par value	241,193	226,120
Deferred compensation obligation	522	522
HEICO stock held by irrevocable trust	(522)	(522)
Accumulated other comprehensive (loss) income	(1,351)	3,033
Retained earnings	334,582	299,497
Total HEICO shareholders’ equity	574,950	529,071
Noncontrolling interests	96,959	91,083
Total shareholders’ equity	671,909	620,154
Total liabilities and equity	$1,171,515	$941,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011

Net sales	$428,969	$358,705	$216,314	$184,486

Operating costs and expenses:
Cost of sales	275,523	228,408	141,116	118,115
Selling, general and administrative expenses	78,213	65,012	37,597	33,458

Total operating costs and expenses	353,736	293,420	178,713	151,573

Operating income	75,233	65,285	37,601	32,913

Interest expense	(1,264)	(92)	(654)	(38)
Other income	321	206	177	151

Income before income taxes and noncontrolling interests	74,290	65,399	37,124	33,026

Income tax expense	25,600	20,750	12,900	10,900

Net income from consolidated operations	48,690	44,649	24,224	22,126

Less: Net income attributable to noncontrolling interests	10,462	10,745	5,181	5,296

Net income attributable to HEICO	$38,228	$33,904	$19,043	$16,830

Net income per share attributable to HEICO shareholders:
Basic	$.73	$.65	$.36	$.32
Diluted	$.72	$.64	$.36	$.32

Weighted average number of common shares outstanding:
Basic	52,630	51,867	52,648	52,034
Diluted	53,290	53,042	53,296	53,103

Cash dividends per share	$.048	$.038	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME – UNAUDITED

(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling	Common	Class A Common	Capital in Excess of Par	Deferred Compensation	HEICO Stock Held by Irrevocable	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Shareholders'
	Interests	Stock	Stock	Value	Obligation	Trust	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	$(522)	$3,033	$299,497	$91,083	$620,154
Comprehensive income:
Net income	4,586	-	-	-	-	-	-	38,228	5,876	44,104
Foreign currency translation	-	-	-	-	-	-	(4,236)	-	-	(4,236)
Total comprehensive income	4,586	-	-	-	-	-	(4,236)	38,228	5,876	39,868
Cash dividends ($.048 per share)	-	-	-	-	-	-	-	(2,526)	-	(2,526)
Five-for-four common stock split	-	42	63	(105)	-	-	-	(16)	-	(16)
Tax benefit from stock option exercises	-	-	-	13,148	-	-	-	-	-	13,148
Stock option compensation expense	-	-	-	1,883	-	-	-	-	-	1,883
Proceeds from stock option exercises	-	-	-	275	-	-	-	-	-	275
Acquisitions of noncontrolling interests	(7,616)	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	(5,050)	-	-	-	-	-	-	-	-	-
Redemptions of common stock related to stock options exercises	-	-	-	(127)	-	-	-	-	-	(127)
Adjustments to redemption amount of redeemable noncontrolling interests	522	-	-	-	-	-	-	(522)	-	(522)
Other	1,224	-	-	(1)	-	-	(148)	(79)	-	(228)
Balances as of April 30, 2012	$59,096	$213	$313	$241,193	$522	$(522)	$(1,351)	$334,582	$96,959	$671,909

		HEICO Shareholders' Equity
	Redeemable		Class A	Capital in	Deferred	HEICO Stock Held by	Accumulated Other			Total
	Noncontrolling	Common	Common	Excess of	Compensation	Irrevocable	Comprehensive	Retained	Noncontrolling	Shareholders'
	Interests	Stock	Stock	Par Value	Obligation	Trust	Income (Loss)	Earnings	Interests	Equity

Balances as of October 31, 2010	$55,048	$131	$199	227,993	$-	$-	$(124)	$240,913	$85,714	$554,826
Comprehensive income:
Net income	5,625	-	-	-	-	-	-	33,904	5,120	39,024
Foreign currency translation	-	-	-	-	-	-	1,867	-	-	1,867
Total comprehensive income	5,625	-	-	-	-	-	1,867	33,904	5,120	40,891
Cash dividends ($.038 per share)	-	-	-	-	-	-	-	(1,990)	-	(1,990)
Five-for-four common stock split	-	33	50	(83)	-	-	-	(102)	-	(102)
Tax benefit from stock option exercises	-	-	-	7,718	-	-	-	-	-	7,718
Proceeds from stock option exercises	-	3	1	1,802	-	-	-	-	-	1,806
Stock option compensation expense	-	-	-	1,128	-	-	-	-	-	1,128
Acquisitions of noncontrolling interests	(7,241)	-	-	-	-	-	-	-	-	-
Redemptions of common stock related to stock option exercises	-	-	-	(5,432)	-	-	-	-	-	(5,432)
Distributions to noncontrolling interests	(4,450)	-	-	-	-	-	-	-	-	-
Noncontrolling interests assumed related to acquisition	5,612	-	-	-	-	-	-	-	-	-
Adjustments to redemption amount of redeemable noncontrolling interests	(639)	-	-	-	-	-	-	639	-	639
Other	-	-	-	(2)	-	-	-	-	-	(2)
Balances as of April 30, 2011	$53,955	$167	$250	$233,124	$-	$-	$1,743	$273,364	$90,834	$599,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(in thousands)

	Six months ended April 30,
	2012	2011

Operating Activities:
Net income from consolidated operations	$48,690	$44,649
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	14,438	8,891
Deferred income tax (benefit) provision	(1,057)	242
Tax benefit from stock option exercises	13,148	7,718
Excess tax benefit from stock option exercises	(12,095)	(6,358)
Stock option compensation expense	1,883	1,128
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	777	(3,597)
Increase in inventories	(6,981)	(6,153)
Increase in prepaid expenses and other current assets	(2,725)	(2,777)
(Decrease) increase in trade accounts payable	(2,005)	4,119
Decrease in accrued expenses and other current liabilities	(13,695)	(2,969)
Increase in income taxes payable	4,929	5,985
Other	39	203
Net cash provided by operating activities	45,346	51,081

Investing Activities:
Acquisitions, net of cash acquired	(161,357)	(27,936)
Capital expenditures	(8,148)	(3,845)
Other	(136)	3
Net cash used in investing activities	(169,641)	(31,778)

Financing Activities:
Borrowings on revolving credit facility	163,000	28,000
Payments on revolving credit facility	(28,000)	(35,000)
Excess tax benefit from stock option exercises	12,095	6,358
Acquisitions of noncontrolling interests	(7,616)	(7,241)
Redemptions of common stock related to stock option exercises	(127)	(5,432)
Distributions to noncontrolling interests	(5,050)	(4,450)
Cash dividends paid	(2,526)	(2,092)
Revolving credit facility issuance costs	(3,028)	-
Proceeds from stock option exercises	275	1,806
Other	297	(125)
Net cash provided by (used in) financing activities	129,320	(18,176)

Effect of exchange rate changes on cash	(263)	90

Net increase in cash and cash equivalents	4,762	1,217
Cash and cash equivalents at beginning of year	17,500	6,543
Cash and cash equivalents at end of period	$22,262	$7,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011. The October 31, 2011 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Stock Split

In March 2012, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock. The stock split was effected as of April 25, 2012 in the form of a 25% stock dividend distributed to shareholders of record as of April 13, 2012. All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock split.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards and provides increased transparency around valuation inputs and investment categorization. ASU 2011-04 also requires new disclosures about qualitative and quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The Company adopted ASU 2011-04 in the second quarter of fiscal 2012, resulting in only expanded fair value disclosures and no impact on the Company’s results of operations, financial position or cash flows.

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

2. ACQUISITIONS

On November 22, 2011, the Company, through its HEICO Electronic Technologies Corp. (“HEICO Electronic”) subsidiary, acquired Switchcraft, Inc. (“Switchcraft”) through the purchase of all of the stock of Switchcraft’s parent company, Switchcraft Holdco, Inc., for approximately $143.2 million, net of cash acquired. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company’s revolving credit facility. Switchcraft is a leading designer and manufacturer of high performance, high reliability and harsh environment electronic connectors and other interconnect products. This acquisition is consistent with HEICO’s practice of acquiring outstanding, niche designers and manufacturers of critical components in the aerospace and electronic industries and will further enable the Company to broaden its product offerings, technologies and customer base.

The following table summarizes the allocation of the purchase price of Switchcraft to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands).

Assets acquired:
Goodwill	$76,581
Identifiable intangible assets	72,500
Inventories	13,086
Property, plant and equipment	10,166
Accounts receivable	6,123
Other assets	1,570
Total assets acquired, excluding cash	$180,026

Liabilities assumed:
Deferred income taxes	$30,448
Accrued expenses	2,252
Income taxes payable	2,016
Accounts payable	1,889
Other liabilities	258
Total liabilities assumed	$36,863
Net assets acquired, excluding cash	$143,163

The allocation of the purchase price to the tangible and identifiable assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Switchcraft and the value of its assembled workforce that do not qualify for separate recognition. The operating results of Switchcraft were included in the Company’s results of operations from the effective acquisition date. The Company’s consolidated net sales and net income attributable to HEICO for the six months ended April 30, 2012, includes approximately $25.5 million and $1.5 million, respectively, from the acquisition of Switchcraft. The Company’s consolidated net sales and net income attributable to HEICO for the three months ended April 30, 2012, includes approximately $14.8 million and $.6 million, respectively, from the acquisition of Switchcraft.

The following table presents unaudited pro forma financial information for the six and three months ended April 30, 2011 as if the acquisition of Switchcraft had occurred as of November 1, 2010 (in thousands).

	Six months ended	Three months ended
	April 30, 2011	April 30, 2011
Net sales	$388,113	$199,981
Net income from consolidated operations	$46,961	$23,485
Net income attributable to HEICO	$36,216	$18,189
Net income per share attributable to HEICO shareholders:
Basic	$.70	$.35
Diluted	$.68	$.34

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2010. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Had the acquisition been consummated as of November 1, 2010, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2012 would not have been materially different than the reported amounts.

In March 2012, the Company, through HEICO Electronic, acquired the business and substantially all of the assets of Ramona Research, Inc. (“Ramona Research”). Ramona Research designs and manufactures RF and microwave amplifiers, transmitters and receivers primarily used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems. The purchase price of this acquisition was paid in cash principally using proceeds from the Company’s revolving credit facility. The total consideration includes an accrual of approximately $10.8 million representing the fair value of contingent consideration in aggregate that the Company may be obligated to pay should Ramona Research meet certain earnings objectives during each of the first five years following the acquisition. The maximum amount of contingent consideration that the Company could be required to pay is $14.6 million in aggregate. See Note 7, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

In April 2012, the Company, through a subsidiary of HEICO Electronic, acquired certain aerospace assets of Moritz Aerospace, Inc. (“Moritz Aerospace”) in an aerospace product line acquisition. The Moritz Aerospace product line designs and manufactures next generation wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market segments. The purchase price of this acquisition was paid using cash provided by operating activities.

The total consideration and related allocation to the tangible and identifiable intangible assets acquired and liabilities assumed for the acquisitions of Ramona Research and Moritz Aerospace is not material or significant to the Company’s condensed consolidated financial statements. The operating results of Ramona Research and Moritz Aerospace were included in the Company’s results of operations from the effective acquisition dates. The amount of net sales and earnings of Ramona Research and Moritz Aerospace included in the Condensed Consolidated Statements of Operations is not material. Had the Ramona Research and Moritz Aerospace acquisitions been consummated as of November 1, 2010, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2012 and 2011 would not have been materially different than the reported amounts.

As part of the purchase agreements associated with certain prior year acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition. For acquisitions consummated prior to fiscal 2010, the Company accrues an estimate of additional purchase consideration when the earnings objectives are met. During the second quarter of fiscal 2012, the Company, through HEICO Electronic, accrued $10.1 million of additional purchase consideration related to a prior year acquisition for which the earning objectives were met in fiscal 2012. During the second quarter of fiscal 2011, the Company, through HEICO Electronic, paid $4.1 million of such additional purchase consideration, which was accrued as of October 31, 2010, using cash provided by operating activities and also accrued $1.3 million of additional purchase consideration related to a prior year acquisition for which the earnings objectives were met during fiscal 2011. The amount accrued in fiscal 2012 and the amounts paid and accrued in fiscal 2011 were based on a multiple of the respective subsidiary’s earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company. Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill. Information regarding additional contingent purchase consideration may be found in Note 12, Commitments and Contingencies.

3. SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2012	October 31, 2011
Accounts receivable	$118,877	$109,081
Less: Allowance for doubtful accounts	(4,450)	(2,667)
Accounts receivable, net	$114,427	$106,414

The $1.8 million increase in the Company’s allowance for doubtful accounts is principally due to potential collection difficulties resulting from bankruptcy filings by certain customers during the six months ended April 30, 2012. The associated charges are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations for the six months ended April 30, 2012 and were partially offset by the reversal of certain forfeited amounts otherwise payable to such customers.

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	April 30, 2012	October 31, 2011
Costs incurred on uncompleted contracts	$5,396	$4,443
Estimated earnings	4,886	4,206
	10,282	8,649
Less: Billings to date	(5,691)	(4,876)
	$4,591	$3,773
Included in the accompanying Condensed Consolidated
Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$4,591	$3,773
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	-	-
	$4,591	$3,773

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material for the six months ended April 30, 2012 and 2011. Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the six months ended April 30, 2012 and 2011.

Inventories

(in thousands)	April 30, 2012	October 31, 2011
Finished products	$92,450	$86,487
Work in process	20,475	19,708
Materials, parts, assemblies and supplies	67,555	52,173
Contracts in process	8,081	8,291
Less: Billings to date	(1,166)	(1,692)
Inventories, net of valuation reserves	$187,395	$164,967

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	April 30, 2012	October 31, 2011
Land	$4,509	$3,825
Buildings and improvements	52,163	46,892
Machinery, equipment and tooling	103,821	94,297
Construction in progress	5,881	3,671
	166,374	148,685
Less: Accumulated depreciation and amortization	(87,779)	(81,611)
Property, plant and equipment, net	$78,595	$67,074

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $9.4 million and $9.6 million as of April 30, 2012 and October 31, 2011, respectively. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2012 and 2011 was $1.1 million and $4.4 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2012 and 2011 was $ .7 million and $1.8 million, respectively. The decrease in customer rebates and credits principally reflects a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in associated rebate percentages.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”). Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2012 are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2011	$192,357	$251,045	$443,402
Goodwill acquired	-	84,172	84,172
Accrued additional purchase consideration	-	10,145	10,145
Foreign currency translation adjustments	-	(2,771)	(2,771)
Other	309	-	309
Balances as of April 30, 2012	$192,666	$342,591	$535,257

The goodwill acquired pertains to the current year acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The accrued additional purchase consideration is the result of a subsidiary of the ETG meeting certain earnings objectives in fiscal 2012. See Note 2, Acquisitions, and Note 12, Commitments and Contingencies, for additional information regarding additional contingent purchase consideration. The Company estimates that approximately $13 million of the goodwill recognized in fiscal 2012 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2012			As of October 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizing Assets:
Customer relationships	$99,039	($19,335)	$79,704	$51,934	($18,085)	$33,849
Intellectual property	39,006	(3,798)	35,208	18,493	(2,236)	16,257
Licenses	2,900	(985)	1,915	2,900	(854)	2,046
Non-compete agreements	1,344	(1,254)	90	1,364	(1,203)	161
Patents	625	(337)	288	576	(313)	263
Trade names	566	(280)	286	569	(224)	345
	143,480	(25,989)	117,491	75,836	(22,915)	52,921
Non-Amortizing Assets:
Trade names	35,622	-	35,622	25,236	-	25,236
	$179,102	($25,989)	$153,113	$101,072	($22,915)	$78,157

The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of April 30, 2012 compared to October 31, 2011 principally relates to such intangible assets recognized in connection with acquisitions made during fiscal 2012 (see Note 2, Acquisitions). The weighted average amortization period of the customer relationships and intellectual property acquired is 10 years and 11 years, respectively.

Amortization expense related to intangible assets for the six months ended April 30, 2012 and 2011 was $7.5 million and $3.5 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2012 and 2011 was $4.0 and $1.8 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2012 is estimated to be $8.4 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $16.3 million in fiscal 2013, $15.7 million in fiscal 2014, $14.2 million in fiscal 2015, $12.8 million in fiscal 2016, $12.2 million in fiscal 2017 and $37.9 million thereafter.

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30, 2012	October 31, 2011
Borrowings under revolving credit facility	$171,000	$36,000
Capital lease and note payable	3,718	4,158
	174,718	40,158
Less: Current maturities of long-term debt	(318)	(335)
	$174,400	$39,823

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

As of April 30, 2012 and October 31, 2011, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.2% and .9%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2012, the Company was in compliance with all such covenants.

6. INCOME TAXES

As of April 30, 2012, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2.0 million of which $1.6 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the six months ended April 30, 2012 is as follows (in thousands):

Balance as of October 31, 2011	$1,834
Increases related to current year tax positions	196
Lapse of statutes of limitations	(45)
Balance as of April 30, 2012	$1,985

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the six months ended April 30, 2012. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company’s effective tax rate in the first six months of fiscal 2012 increased to 34.5% from 31.7% in the first six months of fiscal 2011. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 that was recognized in the first quarter of fiscal 2011 resulting from the retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011. The increase also reflects a higher effective state income tax rate attributable to a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors. During fiscal 2011 and 2012, the Company purchased certain noncontrolling interests that also contributed to the increase in the effective tax rate for the six months ended April 30, 2012.

The Company’s effective tax rate in the second quarter of fiscal 2012 increased to 34.7% from 33.0% in the second quarter of fiscal 2011. The increase principally reflects a higher effective state income tax rate attributable to a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors. During fiscal 2011 and 2012, the Company purchased certain noncontrolling interests that also contributed to the increase in the effective tax rate for the three months ended April 30, 2012.

7. FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of April 30, 2012
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$-	$35,677	$-	$35,677
Equity securities	1,225	-	-	1,225
Mutual funds	1,114	-	-	1,114
Money market funds and cash	963	-	-	963
Other	-	425	576	1,001
Total assets	$3,302	$36,102	$576	$39,980

Liabilities:

Contingent Consideration	$-	$-	$10,825	$10,825

	As of October 31, 2011
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$-	$26,989	$-	$26,989
Equity securities	1,150	-	-	1,150
Mutual funds	1,004	-	-	1,004
Money market funds and cash	920	-	-	920
Other	-	451	573	1,024
Total assets	$3,074	$27,440	$573	$31,087

Liabilities:	$-	$-	$-	$-

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The majority of the assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds and money market funds that are classified within Level 1. A portion of the assets within the other deferred compensation plan is currently invested in a fund that invests in future and forward contracts; most of which are privately negotiated with counterparties without going through a public exchange, and that use trading methods that are proprietary and confidential. These assets are therefore classified within Level 3 and are valued using a market approach with corresponding gains and losses reported within other income in the Company’s Condensed Consolidated Statements of Operations. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $40.0 million as of April 30, 2012 and $31.1 million as of October 31, 2011, of which the LCP related assets were $35.7 million and $27.0 million as of April 30, 2012 and October 31, 2011, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $39.6 million as of April 30, 2012 and $30.8 million as of October 31, 2011, of which the LCP related liability was $35.3 million and $26.7 million as of April 30, 2012 and October 31, 2011, respectively.

As part of the agreement to acquire a subsidiary by the ETG in the second quarter of fiscal 2012, the Company may be obligated to pay contingent consideration of up to $14.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the first five years following the acquisition. The $10.8 million estimated fair value of the contingent consideration as of the acquisition date is classified within Level 3 and was determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario that ranged from a compound annual growth rate of (8%) to 20%. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 3.5% reflecting the credit risk of a market participant. Significant changes to either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company’s condensed consolidated statements of operations. Changes in the fair value of this contingent consideration were not material during the second quarter ended April 30, 2012. As of April 30, 2012, the estimated amount of such contingent consideration to be paid within the next twelve months of $1.6 million is included in accrued expenses and other current liabilities and the remaining $9.2 million is included in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet.

Changes in the Company’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2012 are as follows (in thousands):

	Assets	Liabilities
Balances as of October 31, 2011	$573	$-
Contingent consideration related to acquisition	-	10,778
Increase in value of contingent consideration	-	47
Total unrealized gains	3	-
Balances as of April 30, 2012	$576	$10,825

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2012.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2012 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8. RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the six months ended April 30, 2012 and 2011 includes approximately $14.9 million and $11.7 million, respectively, of new product research and development expenses. Cost of sales for the three months ended April 30, 2012 and 2011 includes approximately $8.4 million and $6.1 million, respectively, of new product research and development expenses.

9. REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of April 30, 2012, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $59 million. The actual Redemption Amount will likely be different. The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments. The portion of the estimated Redemption Amount as of April 30, 2012 redeemable at fair value is approximately $34 million and the portion redeemable based solely on a multiple of future earnings is approximately $25 million. Adjustments to Redemption Amounts based on fair value will have no affect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will affect net income per share attributable to HEICO shareholders.

In February 2012, the Company, through its HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) subsidiary, acquired an additional 6.7% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 86.7%. The purchase price of the redeemable noncontrolling interests acquired was paid using cash provided by operating activities.

10. NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to HEICO	$38,228	$33,904	$19,043	$16,830

Denominator:
Weighted average common shares outstanding-basic	52,630	51,867	52,648	52,034
Effect of dilutive stock options	660	1,175	648	1,069
Weighted average common shares outstanding-diluted	53,290	53,042	53,296	53,103

Net income per share attributable to HEICO shareholders:
Basic	$.73	$.65	$.36	$.32
Diluted	$.72	$.64	$.36	$.32

Anti-dilutive stock options excluded	641	496	645	654

No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of $.5 million and ($.6) million for the six months ended April 30, 2012 and 2011, respectively, and ($.5) million for both the three months ended April 30, 2012 and 2011, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

11. OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG, consisting of HEICO Aerospace and its subsidiaries, and the ETG, consisting of HEICO Electronic and its subsidiaries, for the six and three months ended April 30, 2012 and 2011, respectively, is as follows (in thousands):

			Other,
			Primarily
	Segment		Corporate and	Consolidated
	FSG	ETG	Intersegment	Totals
Six months ended April 30, 2012:
Net sales	$279,893	$150,743	($1,667)	$428,969
Depreciation and amortization	5,141	8,847	450	14,438
Operating income	52,141	31,522	(8,430)	75,233
Capital expenditures	3,218	4,062	868	8,148

Six months ended April 30, 2011:
Net sales	$254,445	$105,311	($1,051)	$358,705
Depreciation and amortization	5,014	3,687	190	8,891
Operating income	43,834	29,183	(7,732)	65,285
Capital expenditures	2,963	878	4	3,845

Three months ended April 30, 2012:
Net sales	$141,026	$76,272	($984)	$216,314
Depreciation and amortization	2,455	4,816	192	7,463
Operating income	26,634	15,317	(4,350)	37,601
Capital expenditures	1,563	1,984	813	4,360

Three months ended April 30, 2011:
Net sales	$133,804	$51,372	($690)	$184,486
Depreciation and amortization	2,636	1,853	95	4,584
Operating income	23,405	13,645	(4,137)	32,913
Capital expenditures	1,678	527	3	2,208

Total assets by operating segment as of April 30, 2012 and October 31, 2011 are as follows (in thousands):

			Other,
	Segment		Primarily	Consolidated
	FSG	ETG	Corporate	Totals

Total assets as of April 30, 2012	$463,204	$637,696	$70,615	$1,171,515
Total assets as of October 31, 2011	458,624	429,869	52,576	941,069

12. COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2012 and 2011, respectively, are as follows (in thousands):

	Six months ended April 30,
	2012	2011
Balances as of beginning of fiscal year	$2,231	$1,636
Accruals for warranties	779	602
Warranty claims settled	(611)	(414)
Balances as of April 30	$2,399	$1,824

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may have been obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $74 million U.S. dollars based on the April 30, 2012 exchange rate, should the subsidiary meet certain earnings objectives through June 2012. Based on the current level of earnings during the measurement period, the Company does not expect to pay any additional purchase consideration.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2011. There have been no material changes to our critical accounting policies during the six months ended April 30, 2012.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2012 have been affected by the fiscal 2012 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report and by the fiscal 2011 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2011.

All per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2012. See Note 1, Summary of Significant Accounting Policies – Stock Split, of the Notes to Condensed Consolidated Financial Statements for additional information regarding this stock split.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands).

	Six months ended April 30,		Three months ended April 30,
	2012	2011	2012	2011
Net sales	$428,969	$358,705	$216,314	$184,486
Cost of sales	275,523	228,408	141,116	118,115
Selling, general and administrative expenses	78,213	65,012	37,597	33,458
Total operating costs and expenses	353,736	293,420	178,713	151,573
Operating income	$75,233	$65,285	$37,601	$32,913

Net sales by segment:
Flight Support Group	$279,893	$254,445	$141,026	$133,804
Electronic Technologies Group	150,743	105,311	76,272	51,372
Intersegment sales	(1,667)	(1,051)	(984)	(690)
	$428,969	$358,705	$216,314	$184,486

Operating income by segment:
Flight Support Group	$52,141	$43,834	$26,634	$23,405
Electronic Technologies Group	31,522	29,183	15,317	13,645
Other, primarily corporate	(8,430)	(7,732)	(4,350)	(4,137)
	$75,233	$65,285	$37,601	$32,913

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.8%	36.3%	34.8%	36.0%
Selling, general and administrative expenses	18.2%	18.1%	17.4%	18.1%
Operating income	17.5%	18.2%	17.4%	17.8%
Interest expense	.3%	-	.3%	-
Other income	.1%	.1%	.1%	.1%
Income tax expense	6.0%	5.8%	6.0%	5.9%
Net income attributable to noncontrolling interests	2.4%	3.0%	2.4%	2.9%
Net income attributable to HEICO	8.9%	9.5%	8.8%	9.1%

Comparison of First Six Months of Fiscal 2012 to First Six Months of Fiscal 2011

Net Sales

Our net sales for the first six months of fiscal 2012 increased by 20% to a record $429.0 million, as compared to net sales of $358.7 million for the first six months of fiscal 2011. The increase in net sales reflects an increase of $45.4 million (a 43% increase) to a record $150.7 million in net sales within the ETG as well as an increase of $25.4 million (a 10% increase) to a record $279.9 million in net sales within the FSG. The net sales increase in the ETG reflects additional net sales of approximately $39.4 million from acquisitions of 3D Plus SA (“3D Plus”) in September 2011, Switchcraft, Inc. (“Switchcraft”) in November 2011, Ramona Research, Inc. (“Ramona Research”) in March 2012 and Moritz Aerospace, Inc. (“Moritz Aerospace”) in April 2012, as well as organic growth of approximately 5.7%. The organic growth in the ETG principally reflects an increase in demand and market penetration for certain defense and aerospace products, resulting in a $3.9 million and $1.0 million increase in net sales from these product lines, respectively. Based on our current economic visibility, we continue to expect stable demand for ETG’s products for the remainder of fiscal 2012. The net sales increase in the FSG reflects organic growth of approximately 7.5%, as well as approximately $6.4 million in additional net sales contributed from the acquisition of Blue Aerospace LLC in December 2010. The organic growth in the FSG principally reflects an increase of $13.6 million in net sales within our specialty product lines primarily attributed to the sales of industrial products used in heavy-duty and off-road vehicles as a result of increased market penetration. Based on our current economic visibility, we expect continued moderate growth within our specialty product lines for the remainder of fiscal 2012. Additionally, the FSG’s organic growth reflects increased market penetration from both new and existing product offerings for certain of the FSG’s aerospace products and services resulting in an increase of $5.4 million within the FSG’s aftermarket replacement parts product lines and repair and overhaul services. Although global financial conditions in the first six months of fiscal 2012 have improved as compared to the first six months of fiscal 2011, continued economic uncertainty may moderate net sales growth within our commercial aviation markets for the remainder of fiscal 2012. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first six months of fiscal 2012.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 35.8% for the first six months of fiscal 2012 as compared to 36.3% for the first six months of fiscal 2011, principally reflecting a 5.5% decrease in the ETG’s gross profit margin, partially offset by a .8% increase in the FSG’s gross profit margin. The decrease in the ETG’s gross profit margin principally reflects a 2.7% impact from lower gross profit margins realized by Switchcraft and 3D Plus in the first six months of fiscal 2012. The lower gross profit margins realized by these acquired businesses are principally attributed to inventory purchase accounting adjustments of approximately $1.7 million and amortization expense of certain acquired intangible assets of approximately $1.1 million. Additionally, the decrease in the ETG’s gross profit margin reflects a more favorable product mix of certain of our higher gross profit margin defense, medical and space products in the first six months of fiscal 2011 and a .4% increase in new product research and development expenses as a percentage of net sales in the first six months of fiscal 2012. The ETG’s new product research and development spending increased from $5.6 million in the first six months of fiscal 2011 to $8.5 million in the first six months of fiscal 2012. The increase in the FSG’s gross profit margin is primarily attributed to higher gross profit margins within our specialty product lines resulting from the previously mentioned higher sales. Total new product research and development expenses included within our consolidated cost of sales increased from approximately $11.7 million in the first six months of fiscal 2011 to approximately $14.9 million in the first six months of fiscal 2012, principally to further enhance growth opportunities and market penetration within both of our operating segments.

Selling, general and administrative (“SG&A”) expenses were $78.2 million and $65.0 million for the first six months of fiscal 2012 and fiscal 2011, respectively. The increase in SG&A expenses reflects an increase of $8.6 million in general and administrative expenses and $4.6 million in selling expenses, of which $7.3 million in general and administrative expenses and $3.9 million in selling expenses were attributed to the acquired businesses. SG&A expenses as a percentage of net sales remained comparable at 18.1% in the first six months of fiscal 2011 and 18.2% in the first six months of fiscal 2012.

Operating Income

Operating income for the first six months of fiscal 2012 increased by 15% to a record $75.2 million as compared to operating income of $65.3 million for the first six months of fiscal 2011. The increase in operating income reflects an $8.3 million increase (a 19% increase) to a record $52.1 million in operating income of the FSG for the first six months of fiscal 2012, up from $43.8 million in the first six months of fiscal 2011 and a $2.3 million increase (an 8% increase) in operating income of the ETG to a record $31.5 million for the first six months of fiscal 2012, up from $29.2 million for the first six months of fiscal 2011. The increase in operating income of the FSG principally reflects the previously mentioned increased sales volumes and higher gross profit margin. The increase in the operating income of the ETG is mainly attributed to $3.6 million in operating income contributed by the acquired businesses partially offset by the previously mentioned lower gross profit margin.

As a percentage of net sales, our consolidated operating income decreased to 17.5% for the first six months of fiscal 2012, down from 18.2% for the first six months of fiscal 2011. The decrease in consolidated operating income as a percentage of net sales reflects a decrease in the ETG’s operating income as a percentage of net sales from 27.7% in the first six months of fiscal 2011 to 20.9% in the first six months of fiscal 2012, partially offset by an increase in the FSG’s operating income as a percentage of net sales from 17.2% in the first six months of fiscal 2011 to 18.6% in the first six months of fiscal 2012. The decrease in operating income as a percentage of net sales for the ETG principally reflects a 4.9% impact from lower operating margins realized by 3D Plus and Switchcraft as well as the previously mentioned lower gross profit margin. The lower operating margin realized by 3D Plus is principally attributed to softer demand for certain of its products in the first six months of fiscal 2012 resulting from the economic uncertainty throughout Europe and amortization expense of approximately $2.2 million associated with intangible assets and inventory purchase accounting adjustments. The lower operating margin realized by Switchcraft is principally attributed to amortization expense of approximately $3.8 million associated with intangible assets and inventory purchase accounting adjustments. Based on variations in product mix and the timing of customer delivery requirements, the operating margin of the ETG can vary from quarter to quarter. Excluding 3D Plus and Switchcraft, the ETG’s operating margins for the first six months of fiscal 2012 would have been approximately 26%, which is comparable to the ETG’s full year operating margins, which normally approximate 25% to 26%. The increase in operating income as a percentage of net sales for the FSG principally reflects the previously mentioned higher gross profit margins and a reduction in SG&A expenses as a percentage of net sales.

Interest Expense

Interest expense increased to $1.3 million in the first six months of fiscal 2012 from $.1 million in the first six months of fiscal 2011. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first six months of fiscal 2012 associated with the recent acquisitions.

Other Income

Other income in the first six months of fiscal 2012 and 2011 was not material.

Income Tax Expense

Our effective tax rate in the first six months of fiscal 2012 increased to 34.5% from 31.7% in the first six months of fiscal 2011. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 that was recognized in the first quarter of fiscal 2011 resulting from the retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011. The increase also reflects a higher effective state income tax rate attributable to a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors. During fiscal 2011 and 2012, we purchased certain noncontrolling interests that also contributed to the increase in the effective tax rate for the six months ended April 30, 2012.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $10.5 million for the first six months of fiscal 2012 compared to $10.7 million in the first six months of fiscal 2011. The decrease in the first six months of fiscal 2012 principally reflects our purchases of certain noncontrolling interests during fiscal 2011 and 2012. Additionally, the decrease is attributed to lower earnings of certain ETG subsidiaries partially offset by higher earnings of the FSG in which the 20% noncontrolling interest is held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $38.2 million, or $.72 per diluted share, for the first six months of fiscal 2012 from $33.9 million, or $.64 per diluted share, for the first six months of fiscal 2011, principally reflecting the increased operating income referenced above.

Comparison of Second Quarter of Fiscal 2012 to Second Quarter of Fiscal 2011

Net Sales

Our net sales for the second quarter of fiscal 2012 increased by 17.3% to a record $216.3 million, as compared to net sales of $184.5 million for the second quarter of fiscal 2011. The increase in net sales reflects an increase of $24.9 million (a 48% increase) to a record $76.3 million in net sales within the ETG as well as an increase of $7.2 million (a 5% increase) to $141.0 million in net sales within the FSG. The net sales increase in the ETG reflects additional net sales of approximately $22.5 million from the acquisitions of 3D Plus, Switchcraft, Ramona Research and Moritz Aerospace, as well as organic growth of approximately 4.7%. The organic growth in the ETG principally reflects increased market penetration and demand for certain defense products resulting in a $2.6 million increase in net sales from this product line. The net sales increase in the FSG represents organic growth. The organic growth in the FSG principally reflects an increase of $7.0 million in net sales within our specialty product lines primarily attributed to the sales of industrial products used in heavy-duty and off-road vehicles as a result of increased market penetration. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the second quarter of fiscal 2012.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 34.8% for the second quarter of fiscal 2012 as compared to 36.0% for the second quarter of fiscal 2011, principally reflecting a 7.2% decrease in the ETG’s gross profit margin, partially offset by a .4% increase in the FSG’s gross profit margin. The decrease in the ETG’s gross profit margin principally reflects a 5.0% impact from lower gross profit margins realized by 3D Plus and Switchcraft in the second quarter of fiscal 2012. The lower gross profit margins realized by these acquired businesses are principally attributed to inventory purchase accounting adjustments of approximately $.8 million and amortization expense of certain acquired intangible assets of approximately $.6 million. Additionally, the decrease in the ETG’s gross profit margin reflects a more favorable product mix of certain of our higher gross profit margin defense and medical products in the first six months of fiscal 2011 and a 1.1% increase in new product research and development expenses as a percentage of net sales in the second quarter of fiscal 2012. The ETG’s new product research and development spending increased from $3.0 million in the second quarter of fiscal 2011 to $5.2 million in the second quarter of fiscal 2012. The increase in the FSG’s gross profit margin is primarily attributed to higher gross profit margins within our specialty product lines resulting from the previously mentioned higher sales. Total new product research and development expenses included within our consolidated cost of sales increased from approximately $6.1 million in the second quarter of fiscal 2011 to approximately $8.4 million in the second quarter of fiscal 2012, principally to further enhance growth opportunities and market penetration within both of our operating segments.

Selling, general and administrative (“SG&A”) expenses were $37.6 million and $33.5 million for the second quarter of fiscal 2012 and fiscal 2011, respectively. The increase in SG&A expenses reflects an increase of $2.3 million in selling expenses and $1.8 million in general and administrative expenses, of which $2.0 million in selling expenses and $2.0 million in general and administrative expenses were attributed to the acquired businesses. SG&A expenses as a percentage of net sales decreased from 18.1% in the second quarter of fiscal 2011 to 17.4% in the second quarter of fiscal 2012 principally reflecting a reduction in certain personnel-related expenses at both the FSG and ETG.

Operating Income

Operating income for the second quarter of fiscal 2012 increased by 14.2% to $37.6 million as compared to operating income of $32.9 million for the second quarter of fiscal 2011. The increase in operating income reflects a $3.2 million increase (a 14% increase) to a record $26.6 million in operating income of the FSG in the second quarter of fiscal 2012, up from $23.4 million in the second quarter of fiscal 2011 and a $1.7 million increase (a 12% increase) to $15.3 million in operating income of the ETG in the second quarter of fiscal 2012, up from $13.6 million in the second quarter of fiscal 2011. The increase in operating income of the FSG principally reflects the previously mentioned increased sales volumes and higher gross profit margin. The increase in the operating income of the ETG is mainly attributed to $2.6 million in operating income contributed by the acquired businesses partially offset by the previously mentioned lower gross profit margin.

As a percentage of net sales, our consolidated operating income decreased to 17.4% for the second quarter of fiscal 2012, down from 17.8% for the second quarter of fiscal 2011. The decrease in consolidated operating income as a percentage of net sales reflects a decrease in the ETG’s operating income as a percentage of net sales from 26.6% in the second quarter of fiscal 2011 to 20.1% in the second quarter of fiscal 2012, partially offset by an increase in the FSG’s operating income as a percentage of net sales from 17.5% in the second quarter of fiscal 2011 to 18.9% in the second quarter of fiscal 2012. The decrease in operating income as a percentage of net sales for the ETG principally reflects a 5.0% impact from a lower operating margin realized by Switchcraft and 3D Plus as well as the previously mentioned lower gross profit margin. The lower operating margin realized by Switchcraft is principally attributed to amortization expense of approximately $2.2 million associated with intangible assets and inventory purchase accounting adjustments. The lower operating margin realized by 3D Plus is principally attributed to softer demand for certain of its products in the second quarter of fiscal 2012 resulting from the economic uncertainty throughout Europe and amortization expense of approximately $1.0 million associated with intangible assets and inventory purchase accounting adjustments. Based on variations in product mix and the timing of customer delivery requirements, the operating margin of the ETG can vary from quarter to quarter. Excluding Switchcraft and 3D Plus, the ETG’s operating margins for the second quarter of fiscal 2012 would have been approximately 25%, which is comparable to the ETG’s full year operating margins, which normally approximate 25% to 26%. The increase in operating income as a percentage of net sales for the FSG principally reflects the previously mentioned higher gross profit margins and reduction in SG&A expenses as a percentage of net sales.

Interest Expense

Interest expense increased $.6 million to $.7 million in the second quarter of fiscal 2012. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the second quarter of fiscal 2012 associated with the recent acquisitions.

Other Income

Other income in the second quarter of fiscal 2012 and 2011 was not material.

Income Tax Expense

Our effective tax rate in the second quarter of fiscal 2012 increased to 34.7% from 33.0% in the second quarter of fiscal 2011. The increase principally reflects a higher effective state income tax rate attributable to a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors. During fiscal 2011 and 2012, we purchased certain noncontrolling interests that also contributed to the increase in the effective tax rate for the three months ended April 30, 2012.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.2 million in second quarter of fiscal 2012 compared to $5.3 million in the second quarter of fiscal 2011. The decrease in the second quarter of fiscal 2012 principally reflects our purchases of certain noncontrolling interests during fiscal 2011 and 2012. Additionally, the decrease is attributed to lower earnings of certain ETG subsidiaries partially offset by higher earnings of the FSG in which the 20% noncontrolling interest is held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $19.0 million, or $.36 per diluted share, for the second quarter of fiscal 2012 from $16.8 million, or $.32 per diluted share, for the second quarter of fiscal 2011, principally reflecting the increased operating income referenced above.

Outlook

In our Flight Support Group’s markets, forecasts of potential decelerating capacity growth within the commercial aviation market and continued global economic uncertainty may moderate our net sales growth for the remainder of fiscal 2012. In our Electronic Technologies Group’s markets, we generally anticipate stable demand for most of our products, but acknowledge that government deficits and spending reduction plans may moderate demand for certain of our defense products.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, distributions to noncontrolling interests, cash dividends and increases in working capital needs. Capital expenditures in fiscal 2012 are anticipated to approximate $20 - $22 million.

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2012, we were in compliance with all such covenants. As of April 30, 2012, our net debt to shareholders’ equity ratio was 22.7%, with net debt (total debt less cash and cash equivalents) of $152.5 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $45.3 million for the first six months of fiscal 2012 and consisted primarily of net income from consolidated operations of $48.7 million and depreciation and amortization of $14.4 million (a non-cash item), partially offset by an increase in working capital (current assets minus current liabilities) of $19.7 million. Net cash provided by operating activities decreased by $5.8 million from $51.1 million in the first six months of fiscal 2011. The decrease in net cash provided by operating activities is principally due to a $14.3 million increase in working capital mainly attributed to the timing of certain payments pertaining to fiscal 2011 year-end and the first half of fiscal 2012 payables, partially offset by increases in depreciation and amortization of $5.5 million and net income from consolidated operations of $4.0 million.

Investing Activities

Net cash used in investing activities of $169.6 million during the first six months of fiscal 2012 related primarily to acquisitions of $161.4 million and capital expenditures totaling $8.1 million. Further details regarding the acquisitions made by the ETG in the first six months of fiscal 2012 may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities during the first six months of fiscal 2012 of $129.3 million related primarily to net borrowings on our revolving credit facility of $135.0 million and the presentation of $12.1 million of excess tax benefit from stock option exercises as a financing activity, partially offset by acquisitions of noncontrolling interests of $7.6 million, distributions to noncontrolling interests of $5.1 million, issuance costs associated with our new revolving credit facility of $3.0 million, and the payment of $2.5 million in cash dividends on our common stock.

Contractual Obligations

Except as otherwise noted below, there have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2011.

As of April 30, 2012, we had a total of $171 million of outstanding borrowings under our revolving credit facility with a maturity in fiscal 2017. The $135 million increase over the $36 million outstanding as of October 31, 2011 principally relates to borrowings made to fund acquisitions in November 2011 and March 2012, net of payments made on the revolving credit facility. See Note 2, Acquisitions, and Note 5, Long Term Debt, of the Notes to Condensed Consolidated Financial Statements for additional details.

As part of the agreement to acquire a subsidiary by the ETG in the second quarter of fiscal 2012, we may be obligated to pay contingent consideration of up to $14.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the first five years following the acquisition. As of the acquisition date, we recorded an accrual for $10.8 million representing the fair value of the contingent consideration, which was determined using a probability-based scenario analysis approach. Subsequent to the acquisition date, changes in the fair value of contingent consideration will be recorded in our condensed consolidated statements of operations. Changes in the fair value of this contingent consideration were not material during the second quarter ended April 30, 2012. As of April 30, 2012, the estimated amount of such contingent consideration to be paid within the next twelve months of $1.6 million is included in accrued expenses and other current liabilities and the remaining $9.2 million is included in other long-term liabilities in our Condensed Consolidated Balance Sheet. See Note 2, Acquisitions, and Note 7, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements for additional details.

During the first six months of fiscal 2012, we entered into several facility operating lease commitments through certain subsidiaries of the FSG and ETG. The aforementioned commitments are principally attributed to operational expansion and/or the extension of facility leases by these subsidiaries. The aggregate minimum lease payments for these facilities are estimated to be $.4 million for the remainder of fiscal 2012, $1.5 million in fiscal 2013, $1.6 million in each of 2014, 2015 and 2016, $1.1 million in fiscal 2017 and $1.0 million thereafter.

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

Acquisitions – Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may have been obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $74 million U.S. dollars based on the April 30, 2012 exchange rate, should the subsidiary meet certain earnings objectives through June 2012. Based on the current level of earnings during the measurement period, the Company does not expect to pay any additional purchase consideration.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards and provides increased transparency around valuation inputs and investment categorization. ASU 2011-04 also requires new disclosures about qualitative and quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. We adopted ASU 2011-04 in the second quarter of fiscal 2012, resulting in only expanded fair value disclosures and no effect on our results of operations, financial position or cash flows.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about issuer purchases of equity securities during the second quarter ended April 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

February 1, 2012 - February 29, 2012
Common Stock	-	-	-	-
Class A Common Stock	-	-	-	2,001,450
March 1, 2012 - March 31, 2012
Common Stock	4,438	$41.75	-	-
Class A Common Stock	375	$32.41	-	2,001,450
April 1, 2012 - April 30, 2012
Common Stock	-	-	-	-
Class A Common Stock	-	-	-	2,001,450
Total
Common Stock	4,438	$41.75	-	-
Class A Common Stock	375	$32.41	-	2,001,450

 _________________

(1)	The shares purchased represent shares tendered by option holders as payment of the exercise price and employee withholding taxes due upon the exercise of non-qualified stock options and did not impact the shares that may be purchased under our existing share repurchase program.

(2)	In 1990, our Board of Directors authorized a share repurchase program, which allows us to repurchase our shares in the open market or in privately negotiated transactions at our discretion, subject to certain restrictions included in our revolving credit agreement. As of April 30, 2012, the maximum number of shares that may yet be purchased under this program was 2,001,450 of either or both of our Class A Common Stock and our Common Stock. The repurchase program does not have a fixed termination date.

Item 6. EXHIBITS

	Exhibit	Description

	3.1	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 26, 2012, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2012. *

	10.1	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012. *

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

	32.1	Section 1350 Certification of Chief Executive Officer. ***

	32.2	Section 1350 Certification of Chief Financial Officer. ***

	101.INS	XBRL Instance Document. ^

	101.SCH	XBRL Taxonomy Extension Schema Document. ^

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ^

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ^

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. ^

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ^

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date: May 31, 2012	By:	/s/ THOMAS S. IRWIN
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