Form 10-Q
period 2012-07-31
HEICO CORP
filed 2012-08-24
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 21, 2012 is as follows:

Common Stock, $.01 par value	21,331,762	shares
Class A Common Stock, $.01 par value	31,379,204	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,965	$17,500
Accounts receivable, net	113,747	106,414
Inventories, net	192,887	164,967
Prepaid expenses and other current assets	7,478	5,471
Deferred income taxes	27,078	22,286
Total current assets	355,155	316,638

Property, plant and equipment, net	78,828	67,074
Goodwill	531,594	443,402
Intangible assets, net	147,210	78,157
Deferred income taxes	2,538	2,374
Other assets	43,874	33,424
Total assets	$1,159,199	$941,069

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$304	$335
Trade accounts payable	41,746	43,547
Accrued expenses and other current liabilities	68,678	76,376
Income taxes payable	3,678	3,132
Total current liabilities	114,406	123,390

Long-term debt, net of current maturities	152,615	39,823
Deferred income taxes	91,351	58,899
Other long-term liabilities	51,152	33,373
Total liabilities	409,524	255,485
Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 9)	59,096	65,430
Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 21,332 and 21,318 shares issued and outstanding	213	171
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 31,378 and 31,278 shares issued and outstanding	314	250
Capital in excess of par value	242,125	226,120
Deferred compensation obligation	522	522
HEICO stock held by irrevocable trust	(522)	(522)
Accumulated other comprehensive (loss) income	(7,380)	3,033
Retained earnings	355,163	299,497
Total HEICO shareholders’ equity	590,435	529,071
Noncontrolling interests	100,144	91,083
Total shareholders’ equity	690,579	620,154
Total liabilities and equity	$1,159,199	$941,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011

Net sales	$654,938	$555,972	$225,969	$197,267

Operating costs and expenses:
Cost of sales	417,240	355,850	141,717	127,442
Selling, general and administrative expenses	120,010	99,131	41,797	34,119

Total operating costs and expenses	537,250	454,981	183,514	161,561

Operating income	117,688	100,991	42,455	35,706

Interest expense	(1,816)	(99)	(552)	(7)
Other income (expense)	190	149	(131)	(57)

Income before income taxes and noncontrolling interests	116,062	101,041	41,772	35,642

Income tax expense	38,700	30,000	13,100	9,250

Net income from consolidated operations	77,362	71,041	28,672	26,392

Less: Net income attributable to noncontrolling interests	16,006	16,735	5,544	5,990

Net income attributable to HEICO	$61,356	$54,306	$23,128	$20,402

Net income per share attributable to HEICO shareholders:
Basic	$1.17	$1.05	$.44	$.39
Diluted	$1.15	$1.02	$.43	$.38

Weighted average number of common shares outstanding:
Basic	52,651	51,965	52,695	52,161
Diluted	53,290	53,099	53,288	53,212

Cash dividends per share	$.108	$.086	$.060	$.048

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME – UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	($522)	$3,033	$299,497	$91,083	$620,154
Comprehensive income:
Net income	6,945	—	—	—	—	—	—	61,356	9,061	70,417
Foreign currency translation	—	—	—	—	—	—	(10,264)	—	—	(10,264)
Total comprehensive income	6,945	—	—	—	—	—	(10,264)	61,356	9,061	60,153
Cash dividends ($.108 per share)	—	—	—	—	—	—	—	(5,689)	—	(5,689)
Five-for-four common stock split	—	42	63	(105)	—	—	—	(16)	—	(16)
Tax benefit from stock option exercises	—	—	—	13,144	—	—	—	—	—	13,144
Stock option compensation expense	—	—	—	2,888	—	—	—	—	—	2,888
Proceeds from stock option exercises	—	—	1	386	—	—	—	—	—	387
Acquisitions of noncontrolling interests	(7,616)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(6,794)	—	—	—	—	—	—	—	—	—
Redemptions of common stock related to stock options exercises	—	—	—	(307)	—	—	—	—	—	(307)
Adjustments to redemption amount of redeemable noncontrolling interests	(93)	—	—	—	—	—	—	93	—	93
Other	1,224	—	—	(1)	—	—	(149)	(78)	—	(228)
Balances as of July 31, 2012	$59,096	$213	$314	$242,125	$522	($522)	($7,380)	$355,163	$100,144	$690,579

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2010	$55,048	$131	$199	$227,993	$—	$—	($124)	$240,913	$85,714	$554,826
Comprehensive income:
Net income	8,507	—	—	—	—	—	—	54,306	8,228	62,534
Foreign currency translation	—	—	—	—	—	—	1,680	—	—	1,680
Total comprehensive income	8,507	—	—	—	—	—	1,680	54,306	8,228	64,214
Cash dividends ($.086 per share)	—	—	—	—	—	—	—	(4,494)	—	(4,494)
Five-for-four common stock split	—	33	50	(83)	—	—	—	(102)	—	(102)
Tax benefit from stock option exercises	—	—	—	7,704	—	—	—	—	—	7,704
Proceeds from stock option exercises	—	3	1	2,084	—	—	—	—	—	2,088
Stock option compensation expense	—	—	—	1,813	—	—	—	—	—	1,813
Acquisitions of noncontrolling interests	(7,241)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(6,328)	—	—	—	—	—	—	—	—	—
Redemptions of common stock related to stock option exercises	—	—	—	(5,432)	—	—	—	—	—	(5,432)
Noncontrolling interests assumed related to acquisition	5,612	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(1,619)	—	—	—	—	—	—	1,619	—	1,619
Other	—	—	—	(1)	—	—	—	—	1	—
Balances as of July 31, 2011	$53,979	$167	$250	$234,078	$—	$—	$1,556	$292,242	$93,943	$622,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2012	2011
Operating Activities:
Net income from consolidated operations	$77,362	$71,041
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	22,175	13,426
Deferred income tax (benefit) provision	(1,191)	422
Tax benefit from stock option exercises	13,144	7,704
Excess tax benefit from stock option exercises	(12,091)	(6,347)
Stock option compensation expense	2,888	1,813
Increase in value of contingent consideration	143	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	1,212	(3,468)
Increase in inventories	(13,171)	(8,053)
Increase in prepaid expenses and other current assets	(1,775)	(2,083)
(Decrease) increase in trade accounts payable	(3,603)	2,184
(Decrease) increase in accrued expenses and other current liabilities	(5,891)	6,160
(Decrease) increase in income taxes payable	(1,291)	1,996
Other	392	203
Net cash provided by operating activities	78,303	84,998

Investing Activities:
Acquisitions, net of cash acquired	(171,501)	(29,215)
Capital expenditures	(12,381)	(5,710)
Other	(144)	197
Net cash used in investing activities	(184,026)	(34,728)

Financing Activities:
Borrowings on revolving credit facility	173,000	28,000
Payments on revolving credit facility	(60,000)	(42,000)
Excess tax benefit from stock option exercises	12,091	6,347
Acquisitions of noncontrolling interests	(7,616)	(7,241)
Distributions to noncontrolling interests	(6,794)	(6,328)
Redemptions of common stock related to stock option exercises	(307)	(5,432)
Cash dividends paid	(5,689)	(4,494)
Revolving credit facility issuance costs	(3,028)	—
Proceeds from stock option exercises	387	2,088
Other	679	(233)
Net cash provided by (used in) financing activities	102,723	(29,293)

Effect of exchange rate changes on cash	(535)	68

Net (decrease) increase in cash and cash equivalents	(3,535)	21,045
Cash and cash equivalents at beginning of year	17,500	6,543
Cash and cash equivalents at end of period	$13,965	$27,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011. The October 31, 2011 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.
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

Index

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
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of goodwill by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or in fiscal 2013 for HEICO’s annual impairment test. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, or in fiscal 2013 for HEICO’s annual impairment test. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

Index

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
The allocation of the purchase price to the tangible and identifiable assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Switchcraft and the value of its assembled workforce that do not qualify for separate recognition. The operating results of Switchcraft were included in the Company’s results of operations from the effective acquisition date. The Company’s consolidated net sales and net income attributable to HEICO for the nine months ended July 31, 2012, includes approximately $40.1 million and $2.5 million, respectively, from the acquisition of Switchcraft. The Company’s consolidated net sales and net income

Index

attributable to HEICO for the three months ended July 31, 2012, includes approximately $14.6 million and $1.0 million, respectively, from the acquisition of Switchcraft.
The following table presents unaudited pro forma financial information for the nine and three months ended July 31, 2011 as if the acquisition of Switchcraft had occurred as of November 1, 2010 (in thousands).

	Nine months ended	Three months ended
	July 31, 2011	July 31, 2011
Net sales	$600,593	$212,480
Net income from consolidated operations	$74,877	$27,944
Net income attributable to HEICO	$58,142	$21,954
Net income per share attributable to HEICO shareholders:
Basic	$1.12	$.42
Diluted	$1.09	$.41
The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2010. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Had the acquisition been consummated as of November 1, 2010, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2012 would not have been materially different than the reported amounts.
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

Index

acquisition. The Moritz Aerospace product line designs and manufactures next generation wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market segments. The purchase price of this acquisition was paid using cash provided by operating activities.
The total consideration and related allocation to the tangible and identifiable intangible assets acquired and liabilities assumed for the acquisitions of Ramona Research and Moritz Aerospace is not material or significant to the Company’s condensed consolidated financial statements. The operating results of Ramona Research and Moritz Aerospace were included in the Company’s results of operations from the effective acquisition dates. The amount of net sales and earnings of Ramona Research and Moritz Aerospace included in the Condensed Consolidated Statements of Operations is not material. Had the Ramona Research and Moritz Aerospace acquisitions been consummated as of November 1, 2010, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2012 and 2011 would not have been materially different than the reported amounts.
As part of the purchase agreements associated with certain prior year acquisitions, the Company may be obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition. For acquisitions consummated prior to fiscal 2010, the Company accrues an estimate of additional purchase consideration when the earnings objectives are met. During the third quarter of fiscal 2012, the Company, through HEICO Electronic, paid $10.1 million of such additional purchase consideration using cash provided by operating activities. During the second and third quarters of fiscal 2011, the Company, through HEICO Electronic, paid $4.1 million and $1.3 million, respectively, of such additional purchase consideration using cash provided by operating activities. During the third quarter of fiscal 2011, HEICO Electronic accrued $1.2 million of additional purchase consideration related to a prior year acquisition for which the earnings objectives were met during fiscal 2011. The amount paid in fiscal 2012 and the amounts paid and accrued in fiscal 2011 were based on a multiple of the respective subsidiary’s earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company. Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill.

Index

3. SELECTED FINANCIAL STATEMENT INFORMATION
Accounts Receivable

(in thousands)	July 31, 2012	October 31, 2011
Accounts receivable	$116,232	$109,081
Less: Allowance for doubtful accounts	(2,485)	(2,667)
Accounts receivable, net	$113,747	$106,414
Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	July 31, 2012	October 31, 2011
Costs incurred on uncompleted contracts	$6,179	$4,443
Estimated earnings	5,524	4,206
	11,703	8,649
Less: Billings to date	(6,867)	(4,876)
	$4,836	$3,773
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$4,836	$3,773
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	—	—
	$4,836	$3,773
The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material for the nine and three months ended July 31, 2012 and 2011. Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the nine and three months ended July 31, 2012 and 2011.
Inventories

(in thousands)	July 31, 2012	October 31, 2011
Finished products	$97,451	$86,487
Work in process	20,356	19,708
Materials, parts, assemblies and supplies	67,514	52,173
Contracts in process	8,354	8,291
Less: Billings to date	(788)	(1,692)
Inventories, net of valuation reserves	$192,887	$164,967
Contracts in process represents accumulated capitalized costs associated with fixed price

Index

contracts for which revenue is recognized on the completed-contract method. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.
Property, Plant and Equipment

(in thousands)	July 31, 2012	October 31, 2011
Land	$4,497	$3,825
Buildings and improvements	53,504	46,892
Machinery, equipment and tooling	105,421	94,297
Construction in progress	5,733	3,671
	169,155	148,685
Less: Accumulated depreciation and amortization	(90,327)	(81,611)
Property, plant and equipment, net	$78,828	$67,074
Accrued Customer Rebates and Credits
The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $10.3 million and $9.6 million as of July 31, 2012 and October 31, 2011, respectively. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2012 and 2011 was $2.1 million and $6.7 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2012 and 2011 was $1.0 million and $2.3 million, respectively. The decrease in customer rebates and credits principally reflects a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in associated rebate percentages.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”). Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2012 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2011	$192,357	$251,045	$443,402
Goodwill acquired	—	84,101	84,101
Adjustments to goodwill	—	10,145	10,145
Foreign currency translation adjustments	—	(6,363)	(6,363)
Other	309	—	309
Balances as of July 31, 2012	$192,666	$338,928	$531,594

Index

The goodwill acquired pertains to the current year acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The adjustments to goodwill during fiscal 2012 represent additional purchase price consideration paid relating to a prior year acquisition for which the earnings objectives were met in fiscal 2012. See Note 2, Acquisitions, for additional information regarding additional contingent purchase consideration. The Company estimates that approximately $13 million of the goodwill recognized in fiscal 2012 will be deductible for income tax purposes.
Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2012			As of October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$98,313	($22,318)	$75,995	$51,934	($18,085)	$33,849
Intellectual property	38,164	(4,656)	33,508	18,493	(2,236)	16,257
Licenses	2,900	(1,051)	1,849	2,900	(854)	2,046
Non-compete agreements	1,338	(1,283)	55	1,364	(1,203)	161
Patents	625	(357)	268	576	(313)	263
Trade names	566	(308)	258	569	(224)	345
	141,906	(29,973)	111,933	75,836	(22,915)	52,921
Non-Amortizing Assets:
Trade names	35,277	—	35,277	25,236	—	25,236
	$177,183	($29,973)	$147,210	$101,072	($22,915)	$78,157
The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of July 31, 2012 compared to October 31, 2011 principally relates to such intangible assets recognized in connection with acquisitions made during fiscal 2012 (see Note 2, Acquisitions). The weighted average amortization period of the customer relationships and intellectual property acquired is 10 years and 11 years, respectively.
Amortization expense related to intangible assets for the nine months ended July 31, 2012 and 2011 was $11.7 million and $5.4 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2012 and 2011 was $4.2 million and $1.9 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2012 is estimated to be $4.2 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $16.1 million in fiscal 2013, $15.5 million in fiscal 2014, $14.0 million in fiscal 2015, $12.6 million in fiscal 2016, $12.0 million in fiscal 2017 and $37.5 million thereafter.

Index

5. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	July 31, 2012	October 31, 2011
Borrowings under revolving credit facility	$149,000	$36,000
Capital lease and notes payable	3,919	4,158
	152,919	40,158
Less: Current maturities of long-term debt	(304)	(335)
	$152,615	$39,823
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
As of July 31, 2012 and October 31, 2011, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.3% and .9%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2012, the Company was in compliance with all such covenants.

Index

6. INCOME TAXES
As of July 31, 2012, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $1.8 million of which $1.2 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the nine months ended July 31, 2012 is as follows (in thousands):

Balance as of October 31, 2011	$1,834
Increases related to prior year tax positions	552
Decreases related to prior year tax positions	(240)
Increases related to current year tax positions	216
Settlements	(52)
Lapse of statutes of limitations	(485)
Balance as of July 31, 2012	$1,825
There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the nine months ended July 31, 2012. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.
During the third quarter of fiscal 2012, the Company filed its fiscal 2011 U.S. federal and state tax returns and recognized an aggregate benefit, which increased net income attributable to HEICO by $.9 million, from higher fiscal 2011 research and development tax credits. The higher research and development tax credits reflect the finalization of a study of qualifying fiscal 2011 research and development activities and a reduction in the liability for gross unrecognized research and development related tax positions due to a lapse of the statute of limitations.
During the third quarter of fiscal 2011, the Company filed its fiscal 2010 U.S. federal and state tax returns and amended certain prior year state tax returns and recognized an aggregate benefit, which increased net income attributable to HEICO by $2.0 million, principally from state income apportionment updates ($.9 million) and higher research and development tax credits ($.9 million).
The Company's effective tax rate in the first nine months of fiscal 2012 increased to 33.3% from 29.7% in the first nine months of fiscal 2011. The effective tax rate for the first nine months of fiscal 2011 reflects the aforementioned benefit from state income apportionment updates recognized upon the filing of the Company’s fiscal 2010 state tax returns and the amendment of certain prior year state tax returns in the third quarter of fiscal 2011. The increase in the effective tax rate in fiscal 2012 is also due to the retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011, which resulted in the recognition of an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 in the first

Index

quarter of fiscal 2011 and reduced the recognition of such income tax credit to just the first two months of qualifying research and development activities in fiscal 2012. In addition, the increase reflects a higher effective state income tax rate attributable to a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors. During fiscal 2011 and 2012, the Company purchased certain noncontrolling interests that also contributed to the comparative increase in the effective tax rate for the first nine months of fiscal 2012.
7. FAIR VALUE MEASUREMENTS
The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of July 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$35,270	$—	$35,270
Mutual funds	1,113	—	—	1,113
Money market funds and cash	1,090	—	—	1,090
Equity securities	936	—	—	936
Other	—	468	577	1,045
Total assets	$3,139	$35,738	$577	$39,454

Liabilities:
Contingent Consideration	$—	$—	$10,921	$10,921

	As of October 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$26,989	$—	$26,989
Mutual funds	1,004	—	—	1,004
Money market funds and cash	920	—	—	920
Equity securities	1,150	—	—	1,150
Other	—	451	573	1,024
Total assets	$3,074	$27,440	$573	$31,087

Liabilities:	$—	$—	$—	$—

Index

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The majority of the assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds and money market funds that are classified within Level 1. A portion of the assets within the other deferred compensation plan is currently invested in a fund that invests in future and forward contracts, most of which are privately negotiated with counterparties without going through a public exchange and that use trading methods that are proprietary and confidential. These assets are therefore classified within Level 3 and are valued using a market approach with corresponding gains and losses reported within other income in the Company’s Condensed Consolidated Statements of Operations. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $39.5 million as of July 31, 2012 and $31.1 million as of October 31, 2011, of which the LCP related assets were $35.3 million and $27.0 million as of July 31, 2012 and October 31, 2011, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $39.0 million as of July 31, 2012 and $30.8 million as of October 31, 2011, of which the LCP related liability was $34.8 million and $26.7 million as of July 31, 2012 and October 31, 2011, respectively.
As part of the agreement to acquire a subsidiary by the ETG in the second quarter of fiscal 2012, the Company may be obligated to pay contingent consideration of up to $14.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the first five years following the acquisition. The $10.8 million estimated fair value of the contingent consideration as of the acquisition date is classified within Level 3 and was determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario that ranged from a compound annual growth rate of (8%) to 20%. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 3.5% reflecting the credit risk of a market participant. Significant changes to either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company’s condensed consolidated statements of operations. Changes in the fair value of this contingent consideration were not material during the period ended July 31, 2012. As of July 31, 2012, the estimated amount of such contingent consideration to be paid within the next twelve months of $1.6 million is included in accrued expenses and other current liabilities and the remaining $9.3 million is included in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet.
Changes in the Company’s assets and liabilities measured at fair value on a recurring

Index

basis using unobservable inputs (Level 3) for the nine months ended July 31, 2012 are as follows (in thousands):

	Assets	Liabilities
Balances as of October 31, 2011	$573	$—
Contingent consideration related to acquisition	—	10,778
Increase in value of contingent consideration	—	143
Total unrealized gains	4	—
Balances as of July 31, 2012	$577	$10,921
The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2012.
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2012 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.
8. RESEARCH AND DEVELOPMENT EXPENSES
Cost of sales for the nine months ended July 31, 2012 and 2011 includes approximately $22.4 million and $18.2 million, respectively, of new product research and development expenses. Cost of sales for the three months ended July 31, 2012 and 2011 includes approximately $7.5 million and $6.5 million, respectively, of new product research and development expenses.
9. REDEEMABLE NONCONTROLLING INTERESTS
The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2018. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of July 31, 2012, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $59 million. The actual Redemption Amount will likely be different. The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments. The portion of the estimated Redemption Amount as of July 31, 2012 redeemable at fair value is approximately $34 million and the portion redeemable based solely on a multiple of future earnings is approximately $25 million. Adjustments to Redemption Amounts based on fair value will have no affect on net income per share attributable to HEICO shareholders

Index

whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will affect net income per share attributable to HEICO shareholders.
In February 2012, the Company, through its HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) subsidiary, acquired an additional 6.7% equity interest in one of its subsidiaries, which increased the Company’s ownership interest to 86.7%. The purchase price of the redeemable noncontrolling interests acquired was paid using cash provided by operating activities.
10. NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Numerator:
Net income attributable to HEICO	$61,356	$54,306	$23,128	$20,402

Denominator:
Weighted average common shares outstanding-basic	52,651	51,965	52,695	52,161
Effect of dilutive stock options	639	1,134	593	1,051
Weighted average common shares outstanding-diluted	53,290	53,099	53,288	53,212

Net income per share attributable to HEICO shareholders:
Basic	$1.17	$1.05	$.44	$.39
Diluted	$1.15	$1.02	$.43	$.38
Anti-dilutive stock options excluded	667	444	720	341
No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of ($.1) million and ($1.6) million for the nine months ended July 31, 2012 and 2011, respectively, and ($.6) million and ($1.0) million for the three months ended July 31, 2012 and 2011, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

Index

11. OPERATING SEGMENTS
Information on the Company’s two operating segments, the FSG, consisting of HEICO Aerospace and its subsidiaries, and the ETG, consisting of HEICO Electronic and its subsidiaries, for the nine and three months ended July 31, 2012 and 2011, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2012
Net sales	$420,654	$237,225	($2,941)	$654,938
Depreciation and amortization	7,604	13,926	645	22,175
Operating income	78,523	52,472	(13,307)	117,688
Capital expenditures	5,389	6,049	943	12,381

Nine months ended July 31, 2011
Net sales	$395,193	$162,477	($1,698)	$555,972
Depreciation and amortization	7,683	5,458	285	13,426
Operating income	68,385	44,556	(11,950)	100,991
Capital expenditures	4,118	1,555	37	5,710

Three months ended July 31, 2012
Net sales	$140,761	$86,482	($1,274)	$225,969
Depreciation and amortization	2,463	5,079	195	7,737
Operating income	26,382	20,950	(4,877)	42,455
Capital expenditures	2,171	1,987	75	4,233

Three months ended July 31, 2011
Net sales	$140,748	$57,166	($647)	$197,267
Depreciation and amortization	2,669	1,771	95	4,535
Operating income	24,551	15,373	(4,218)	35,706
Capital expenditures	1,155	677	33	1,865
Total assets by operating segment as of July 31, 2012 and October 31, 2011 are as follows (in thousands):

	Segment		Other, Primarily Corporate	Consolidated Totals
	FSG	ETG
Total assets as of July 31, 2012	$461,503	$629,126	$68,570	$1,159,199
Total assets as of October 31, 2011	458,624	429,869	52,576	941,069

Index

12. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.
Product Warranty
Changes in the Company’s product warranty liability for the nine months ended July 31, 2012 and 2011, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2012	2011
Balances as of beginning of fiscal year	$2,231	$1,636
Accruals for warranties	1,136	1,052
Warranty claims settled	(923)	(722)
Balances as of July 31	$2,444	$1,966
Additional Contingent Purchase Consideration
As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, the Company may have been obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $71 million U.S. dollars based on the June 30, 2012 exchange rate, had the subsidiary met certain earnings objectives through June 2012. Based on the subsidiary’s actual earnings through the measurement period, no additional purchase consideration will be paid.
Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.
13. SUBSEQUENT EVENT
In August 2012, the Company, through its HEICO Flight Support Corp. subsidiary, acquired 84% of the assets and assumed certain liabilities of CSI Aerospace, Inc. (“CSI Aerospace”). CSI Aerospace is a leading repair and overhaul provider of specialized components for airlines, military and other aerospace related organizations. The remaining 16% interest continues to be owned by certain members of CSI Aerospace’s management team. The purchase price was paid in cash principally using proceeds from the Company’s revolving credit facility. The total consideration for this acquisition and related allocation to the tangible and identifiable intangible assets acquired and liabilities assumed is not material or significant to the Company’s condensed consolidated financial statements.

Index

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
Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2011. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2012.
Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and its subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.
Our results of operations for the nine and three months ended July 31, 2012 have been affected by the fiscal 2012 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report and by the fiscal 2011 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2011.
All per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2012. See Note 1, Summary of Significant Accounting Policies – Stock Split, of the Notes to Condensed Consolidated Financial Statements for additional information regarding this stock split.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands).

	Nine months ended July 31,		Three months ended July 31,
	2012	2011	2012	2011
Net sales	$654,938	$555,972	$225,969	$197,267
Cost of sales	417,240	355,850	141,717	127,442
Selling, general and administrative expenses	120,010	99,131	41,797	34,119
Total operating costs and expenses	537,250	454,981	183,514	161,561
Operating income	$117,688	$100,991	$42,455	$35,706

Net sales by segment:
Flight Support Group	$420,654	$395,193	$140,761	$140,748
Electronic Technologies Group	237,225	162,477	86,482	57,166
Intersegment sales	(2,941)	(1,698)	(1,274)	(647)
	$654,938	$555,972	$225,969	$197,267

Operating income by segment:
Flight Support Group	$78,523	$68,385	$26,382	$24,551
Electronic Technologies Group	52,472	44,556	20,950	15,373
Other, primarily corporate	(13,307)	(11,950)	(4,877)	(4,218)
	$117,688	$100,991	$42,455	$35,706

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.3%	36.0%	37.3%	35.4%
Selling, general and administrative expenses	18.3%	17.8%	18.5%	17.3%
Operating income	18.0%	18.2%	18.8%	18.1%
Interest expense	.3%	—	.2%	—
Other income (expense)	—	—	(.1%)	—
Income tax expense	5.9%	5.4%	5.8%	4.7%
Net income attributable to noncontrolling interests	2.4%	3.0%	2.5%	3.0%
Net income attributable to HEICO	9.4%	9.8%	10.2%	10.3%

Index

Comparison of First Nine Months of Fiscal 2012 to First Nine Months of Fiscal 2011
Net Sales
Our net sales for the first nine months of fiscal 2012 increased by 18% to a record $654.9 million, as compared to net sales of $556.0 million for the first nine months of fiscal 2011. The increase in net sales reflects an increase of $74.7 million (a 46% increase) to a record $237.2 million in net sales within the ETG as well as an increase of $25.5 million (a 6% increase) to a record $420.7 million in net sales within the FSG. The net sales increase in the ETG reflects additional net sales of approximately $65.7 million from acquisitions of 3D Plus SA (“3D Plus”) in September 2011, Switchcraft, Inc. (“Switchcraft”) in November 2011, Ramona Research, Inc. (“Ramona Research”) in March 2012 and Moritz Aerospace, Inc. (“Moritz Aerospace”) in April 2012, as well as organic growth of approximately 5.6%. The organic growth in the ETG principally reflects an increase in demand and market penetration for certain defense, medical, aerospace and electronic products, resulting in a $4.2 million, $1.7 million, $1.6 million and $1.6 million increase in net sales from these product lines, respectively. Based on our current economic visibility, we continue to expect stable demand for ETG’s products for the remainder of fiscal 2012. The net sales increase in the FSG reflects organic growth of approximately 4.8%, as well as approximately $6.4 million in additional net sales contributed from an acquisition in December 2010. The organic growth in the FSG principally reflects an increase of $14.9 million in net sales within our specialty product lines primarily attributed to the sales of industrial products used in heavy-duty and off-road vehicles as a result of increased market penetration. Based on our current economic visibility, we expect growth within our specialty product lines to stabilize for the remainder of fiscal 2012. Additionally, the FSG’s organic growth reflects increased market penetration from both new and existing product offerings for certain of the FSG’s aerospace products resulting in an increase of $3.9 million within the FSG’s aftermarket replacement parts product lines. Based on our current economic visibility, we expect continued growth within our aftermarket replacement parts product lines for the remainder of fiscal 2012. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first nine months of fiscal 2012.
Gross Profit and Operating Expenses
Our consolidated gross profit margin improved to 36.3% for the first nine months of fiscal 2012 as compared to 36.0% for the first nine months of fiscal 2011, principally reflecting a .9% increase in the FSG’s gross profit margin, partially offset by a 3.7% decrease in the ETG’s gross profit margin. The increase in the FSG’s gross profit margin is primarily attributed to the previously mentioned increased sales of higher gross profit margin products within our specialty product and aftermarket replacement parts product lines. The decrease in the ETG’s gross profit margin principally reflects a 2.0% impact from lower gross profit margins realized by Switchcraft and 3D Plus in the first nine months of fiscal 2012. The lower gross profit margins realized by these acquired businesses are principally attributed to amortization expense of certain acquired intangible assets of approximately $1.7 million and inventory purchase accounting adjustments of approximately $1.7 million. Additionally, the decrease in the ETG’s gross profit margin reflects a lower margin product mix of certain of our defense, space and medical products

Index

in the first nine months of fiscal 2012. Total new product research and development expenses included within our consolidated cost of sales increased from approximately $18.2 million in the first nine months of fiscal 2011 to approximately $22.4 million in the first nine months of fiscal 2012, principally to further enhance growth opportunities and market penetration.
Selling, general and administrative (“SG&A”) expenses were $120.0 million and $99.1 million for the first nine months of fiscal 2012 and fiscal 2011, respectively. The increase in SG&A expenses reflects an increase of $13.4 million in general and administrative expenses and $7.5 million in selling expenses, of which $11.6 million in general and administrative expenses and $5.8 million in selling expenses were attributed to the acquired businesses. SG&A expenses as a percentage of net sales increased from 17.8% in the first nine months of fiscal 2011 to 18.3% in the first nine months of fiscal 2012 principally reflecting an increase in amortization expense of intangible assets from the acquired businesses.
Operating Income
Operating income for the first nine months of fiscal 2012 increased by 17% to a record $117.7 million as compared to operating income of $101.0 million for the first nine months of fiscal 2011. The increase in operating income reflects a $10.1 million increase (a 15% increase) to a record $78.5 million in operating income of the FSG for the first nine months of fiscal 2012, up from $68.4 million in the first nine months of fiscal 2011 and a $7.9 million increase (an 18% increase) in operating income of the ETG to a record $52.5 million for the first nine months of fiscal 2012, up from $44.6 million for the first nine months of fiscal 2011. The increase in operating income of the FSG principally reflects the previously mentioned increased sales volumes and improved gross profit margin. The increase in the operating income of the ETG is mainly attributed to $8.7 million in operating income contributed by the acquired businesses and the organic sales growth partially offset by the previously mentioned lower gross profit margin.
As a percentage of net sales, our consolidated operating income decreased to 18.0% for the first nine months of fiscal 2012, down from 18.2% for the first nine months of fiscal 2011. The decrease in consolidated operating income as a percentage of net sales reflects a decrease in the ETG’s operating income as a percentage of net sales from 27.4% in the first nine months of fiscal 2011 to 22.1% in the first nine months of fiscal 2012, partially offset by an increase in the FSG’s operating income as a percentage of net sales from 17.3% in the first nine months of fiscal 2011 to 18.7% in the first nine months of fiscal 2012. The decrease in operating income as a percentage of net sales for the ETG principally reflects a 4.1% impact from lower operating margins realized by 3D Plus and Switchcraft as well as the previously mentioned lower gross profit margin. The lower operating margin realized by 3D Plus is principally attributed to amortization expense of approximately $2.9 million associated with intangible assets and inventory purchase accounting adjustments during the first nine months of fiscal 2012. Additionally, the lower operating margin realized by 3D Plus during the first nine months of fiscal 2012 reflects lower net sales for certain of its products during the first six months of fiscal 2012 resulting from the economic uncertainty throughout Europe. The lower operating margin realized by Switchcraft is principally attributed to amortization expense of approximately $5.4 million associated with intangible assets and inventory purchase accounting adjustments. Based

Index

on variations in product mix and the timing of customer delivery requirements, the operating margin of the ETG can vary from quarter to quarter. Excluding 3D Plus and Switchcraft, the ETG’s operating margins for the first nine months of fiscal 2012 would have been approximately 26%, which is comparable to the ETG’s full year operating margins, which normally approximate 25%. The increase in operating income as a percentage of net sales for the FSG principally reflects the previously mentioned higher gross profit margins.
Interest Expense
Interest expense increased to $1.8 million in the first nine months of fiscal 2012 from $.1 million in the first nine months of fiscal 2011. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first nine months of fiscal 2012 associated with the recent acquisitions.
Other Income
Other income in the first nine months of fiscal 2012 and 2011 was not material.
Income Tax Expense
Our effective tax rate in the first nine months of fiscal 2012 increased to 33.3% from 29.7% in the first nine months of fiscal 2011. The effective tax rate for the first nine months of fiscal 2011 reflects a benefit, which increased net income attributable to HEICO by $.9 million, net of expenses, from state income apportionment updates recognized upon the filing of our fiscal 2010 state tax returns and the amendment of certain prior year state tax returns in the third quarter of fiscal 2011. The increase in the effective tax rate in the first nine months of fiscal 2012 is also due to the retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011, which resulted in the recognition of an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 in the first quarter of fiscal 2011 and reduced the recognition of such income tax credit to just the first two months of qualifying research and development activities in fiscal 2012. In addition, the increase reflects a higher effective state income tax rate attributable to a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors. During fiscal 2011 and 2012, we purchased certain noncontrolling interests that also contributed to the comparative increase in the effective tax rate for the first nine months of fiscal 2012.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $16.0 million for the first nine months of fiscal 2012 compared to $16.7 million in the first nine months of fiscal 2011. The decrease in the first nine months of fiscal 2012 principally reflects our purchases of certain noncontrolling interests during fiscal 2011 and 2012 resulting in lower allocations of net income to noncontrolling interests. Additionally, the decrease is attributed to lower earnings of certain

Index

ETG subsidiaries partially offset by higher earnings of the FSG in which the 20% noncontrolling interest is held.
Net Income Attributable to HEICO
Net income attributable to HEICO increased to a record $61.4 million, or $1.15 per diluted share, for the first nine months of fiscal 2012 from $54.3 million, or $1.02 per diluted share, for the first nine months of fiscal 2011, principally reflecting the increased operating income referenced above.
Comparison of Third Quarter of Fiscal 2012 to Third Quarter of Fiscal 2011
Net Sales
Our net sales for the third quarter of fiscal 2012 increased by 15% to a record $226.0 million, as compared to net sales of $197.3 million for the third quarter of fiscal 2011. The increase in net sales principally reflects an increase of $29.3 million (a 51% increase) to a record $86.5 million in net sales within the ETG. The net sales increase in the ETG reflects additional net sales of approximately $26.3 million from the acquisitions of 3D Plus, Switchcraft, Ramona Research and Moritz Aerospace, as well as organic growth of approximately 5.3%. The organic growth in the ETG principally reflects increased market penetration and demand for certain medical, electronic and aerospace products resulting in a $1.2 million, $1.1 million and $.7 million increase in net sales from these product lines. Net sales of the FSG were $140.8 million for the third quarter of fiscal 2012 compared to $140.7 million for the third quarter of fiscal 2011. The slight increase in FSG net sales reflects a $1.2 million increase within our specialty product lines primarily attributed to increased demand for certain of our aerospace and industrial products and a $1.1 million increase within the FSG’s aftermarket replacement parts product lines principally from increased market penetration from both new and existing product offerings partially offset by a slowing of aftermarket growth. The aforementioned increases in FSG net sales were partially offset by a $2.3 million decrease within the FSG’s repair and overhaul services principally reflecting a general slowing of airline capacity growth. Based on current economic visibility, we expect nominal net sales growth within our repair and overhaul services for the remainder of fiscal 2012. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the third quarter of fiscal 2012.
Gross Profit and Operating Expenses
Our consolidated gross profit margin improved to 37.3% for the third quarter of fiscal 2012 as compared to 35.4% for the third quarter of fiscal 2011, principally reflecting a 1.2% increase in the FSG’s gross profit margin, partially offset by a .5% decrease in the ETG’s gross profit margin. The increase in the FSG’s gross profit margin is primarily attributed to the previously mentioned increased sales of higher gross profit margin products within our aftermarket replacement parts and specialty products product lines. The decrease in the ETG’s gross profit margin principally reflects the impact of a somewhat lower gross profit margin realized by Switchcraft in the third quarter of fiscal 2012. Total new product research and development expenses included within our consolidated cost of sales increased from

Index

approximately $6.5 million in the third quarter of fiscal 2011 to approximately $7.5 million in the third quarter of fiscal 2012, principally to further enhance growth opportunities and market penetration.
Selling, general and administrative (“SG&A”) expenses were $41.8 million and $34.1 million for the third quarter of fiscal 2012 and fiscal 2011, respectively. The increase in SG&A expenses reflects an increase of $4.8 million in general and administrative expenses and $2.9 million in selling expenses, of which $4.3 million in general and administrative expenses and $1.9 million in selling expenses were attributed to the acquired businesses. SG&A expenses as a percentage of net sales increased from 17.3% in the third quarter of fiscal 2011 to 18.5% in the third quarter of fiscal 2012 principally reflecting an increase in amortization expense of intangible assets from the acquired businesses and certain selling expenses within the ETG.
Operating Income
Operating income for the third quarter of fiscal 2012 increased by 19% to a record $42.5 million as compared to operating income of $35.7 million for the third quarter of fiscal 2011. The increase in operating income reflects a $5.6 million increase (a 36% increase) to a record $21.0 million in operating income of the ETG in the third quarter of fiscal 2012, up from $15.4 million in the third quarter of fiscal 2011 and a $1.8 million increase (a 7% increase) to $26.4 million in operating income of the FSG in the third quarter of fiscal 2012, up from $24.6 million in the third quarter of fiscal 2011. The increase in operating income of the FSG principally reflects the previously mentioned higher gross profit margin. The increase in the operating income of the ETG is mainly attributed to $5.1 million in operating income contributed by the acquired businesses and the organic sales growth.
As a percentage of net sales, our consolidated operating income increased to 18.8% for the third quarter of fiscal 2012, up from 18.1% for the third quarter of fiscal 2011. The increase in consolidated operating income as a percentage of net sales reflects an increase in the FSG’s operating income as a percentage of net sales from 17.4% in the third quarter of fiscal 2011 to 18.7% in the third quarter of fiscal 2012, partially offset by a decrease in the ETG’s operating income as a percentage of net sales from 26.9% in the third quarter of fiscal 2011 to 24.2% in the third quarter of fiscal 2012. The increase in operating income as a percentage of net sales for the FSG principally reflects the previously mentioned higher gross profit margins. The decrease in operating income as a percentage of net sales for the ETG principally reflects a 2.8% impact from a lower operating margin realized by Switchcraft and 3D Plus. The lower operating margin realized by Switchcraft and 3D Plus is principally attributed to amortization expense of approximately $1.6 million and $.7 million, respectively, associated with intangible assets. Based on variations in product mix and the timing of customer delivery requirements, the operating margin of the ETG can vary from quarter to quarter. Excluding Switchcraft and 3D Plus, the ETG’s operating margins for the third quarter of fiscal 2012 would have been approximately 27%, which is comparable to the ETG’s full year operating margins, which normally approximate 25%.

Index

Interest Expense
Interest expense increased $.5 million in the third quarter of fiscal 2012. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the third quarter of fiscal 2012 associated with the recent acquisitions.
Other Income and Expense
Other income and expense in the third quarter of fiscal 2012 and 2011 was not material.
Income Tax Expense
Our effective tax rate in the third quarter of fiscal 2012 increased to 31.4% from 26.0% in the third quarter of fiscal 2011. The effective tax rate for the third quarter of fiscal 2011 reflects a benefit, which increased net income attributable to HEICO by $.9 million, net of expenses, from state income apportionment updates recognized upon the filing of our fiscal 2010 state tax returns and the amendment of certain prior year state tax returns. The increase in the effective tax rate in the third quarter of fiscal 2012 is also due to the expiration of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” as of December 31, 2011, which reduced the amount of research and development tax credits recognized during the quarter. In addition, the increase reflects a higher effective state income tax rate attributable to a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors. During fiscal 2011 and 2012, we purchased certain noncontrolling interests that also contributed to the comparative increase in the effective tax rate for the third quarter of fiscal 2012.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held in the FSG and the noncontrolling interests held in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.5 million in the third quarter of fiscal 2012 compared to $6.0 million in the third quarter of fiscal 2011. The decrease in the third quarter of fiscal 2012 principally reflects our purchases of certain noncontrolling interests during fiscal 2011 and 2012 resulting in lower allocations of net income to noncontrolling interests.
Net Income Attributable to HEICO
Net income attributable to HEICO increased to a record $23.1 million, or $.43 per diluted share, for the third quarter of fiscal 2012 from $20.4 million, or $.38 per diluted share, for the third quarter of fiscal 2011, principally reflecting the increased operating income referenced above.
Outlook
In our Flight Support Group’s markets, forecasts of potential decelerating capacity growth within the commercial aviation market and continued global economic uncertainty may

Index

moderate our net sales growth for the remainder of fiscal 2012. In our Electronic Technologies Group’s markets, we generally anticipate stable demand for most of our products, but acknowledge that government deficits and spending reduction plans may moderate demand for certain of our defense products.
Liquidity and Capital Resources
Our principal uses of cash include acquisitions, capital expenditures, distributions to noncontrolling interests, cash dividends and increases in working capital needs. Capital expenditures in fiscal 2012 are anticipated to approximate $18 - $20 million.
We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2012, we were in compliance with all such covenants. As of July 31, 2012, our net debt to shareholders’ equity ratio was 20.1%, with net debt (total debt less cash and cash equivalents) of $139.0 million.
Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.
Operating Activities
Net cash provided by operating activities was $78.3 million for the first nine months of fiscal 2012 and consisted primarily of net income from consolidated operations of $77.4 million. Net cash provided by operating activities decreased by $6.7 million from $85.0 million in the first nine months of fiscal 2011. The decrease in net cash provided by operating activities is principally due to a $21.3 million increase in working capital primarily from the timing of certain payments pertaining to fiscal 2011 year-end and the first nine months of fiscal 2012 accruals and payables and a build in inventory levels to meet customer demand, partially offset by increases in depreciation and amortization of $8.7 million and net income from consolidated operations of $6.3 million.
Investing Activities
Net cash used in investing activities of $184.0 million during the first nine months of fiscal 2012 related primarily to acquisitions of $171.5 million and capital expenditures totaling $12.4 million. Further details regarding the acquisitions made by the ETG in the first nine months of fiscal 2012 may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.
Financing Activities
Net cash provided by financing activities during the first nine months of fiscal 2012 of $102.7 million related primarily to net borrowings on our revolving credit facility of $113.0 million and the presentation of $12.1 million of excess tax benefit from stock option exercises as a financing activity, partially offset by acquisitions of noncontrolling interests of $7.6 million,

Index

distributions to noncontrolling interests of $6.8 million, the payment of $5.7 million in cash dividends on our common stock and issuance costs associated with our new revolving credit facility of $3.0 million.
Contractual Obligations
Except as otherwise noted below, there have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2011.
As of July 31, 2012, we had a total of $149 million of outstanding borrowings under our revolving credit facility with a maturity in fiscal 2017. The $113 million increase over the $36 million outstanding as of October 31, 2011 principally relates to borrowings made to fund acquisitions in November 2011 and March 2012, net of payments made on the revolving credit facility. See Note 2, Acquisitions, and Note 5, Long Term Debt, of the Notes to Condensed Consolidated Financial Statements for additional details.
As part of the agreement to acquire a subsidiary by the ETG in the second quarter of fiscal 2012, we may be obligated to pay contingent consideration of up to $14.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the first five years following the acquisition. As of the acquisition date, we recorded an accrual for $10.8 million representing the fair value of the contingent consideration, which was determined using a probability-based scenario analysis approach. Subsequent to the acquisition date, changes in the fair value of contingent consideration will be recorded in our condensed consolidated statements of operations. Changes in the fair value of this contingent consideration were not material during the period ended July 31, 2012. As of July 31, 2012, the estimated amount of such contingent consideration to be paid within the next twelve months of $1.6 million is included in accrued expenses and other current liabilities and the remaining $9.3 million is included in other long-term liabilities in our Condensed Consolidated Balance Sheet. See Note 2, Acquisitions, and Note 7, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements for additional details.
During the first nine months of fiscal 2012, we entered into several facility operating lease commitments through certain subsidiaries of the FSG and ETG. The aforementioned commitments are principally attributed to operational expansion and/or the extension of facility leases by these subsidiaries. The aggregate minimum lease payments for these facilities are estimated to be $.2 million for the remainder of fiscal 2012, $1.5 million in fiscal 2013, $1.6 million in each of 2014, 2015 and 2016, $1.1 million in fiscal 2017 and $1.0 million thereafter.
Off-Balance Sheet Arrangements
Guarantees
We have arranged for a standby letter of credit for $1.5 million to meet the security requirement of our insurance company for potential workers’ compensation claims, which is supported by our revolving credit facility.

Index

Additional Contingent Purchase Consideration

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2007, we may have been obligated to pay additional purchase consideration of up to 73 million Canadian dollars in aggregate, which translates to approximately $71 million U.S. dollars based on the June 30, 2012 exchange rate, had the subsidiary met certain earnings objectives through June 2012. Based on the subsidiary’s actual earnings through the measurement period, no additional purchase consideration will be paid.

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
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of goodwill by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon

Index

the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or in fiscal 2013 for HEICO’s annual impairment test. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our results of operations, financial position or cash flows.
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, or in fiscal 2013 for HEICO’s annual impairment test. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our results of operations, financial position or cash flows.
Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and product pricing levels,

Index

which could reduce our sales or sales growth; and our ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest and income tax rates and economic conditions within and outside of the aviation, defense, space, medical, telecommunication and electronics industries, which could negatively impact our costs and revenues. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Index

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the third quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about issuer purchases of equity securities during the third quarter ended July 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2012 - May 31, 2012
Common Stock	—	—	—	—
Class A Common Stock	—	—	—	2,001,450
June 1, 2012 - June 30, 2012
Common Stock	—	—	—	—
Class A Common Stock	9,444	$31.46	—	2,001,450
July 1, 2012 - July 31, 2012
Common Stock	—	—	—	—
Class A Common Stock	—	—	—	2,001,450
Total
Common Stock	—	—	—	—
Class A Common Stock	9,444	$31.46	—	2,001,450
_________________

(1)
The shares purchased represent shares tendered by option holders as payment of the exercise price and employee withholding taxes due upon the exercise of non-qualified stock options and did not impact the shares that may be purchased under our existing share repurchase program.

(2)
In 1990, our Board of Directors authorized a share repurchase program, which allows us to repurchase our shares in the open market or in privately negotiated transactions at our discretion, subject to certain restrictions included in our revolving credit agreement. As of July 31, 2012, the maximum number of shares that may yet be purchased under this program was 2,001,450 of either or both of our Class A Common Stock and our Common Stock. The repurchase program does not have a fixed termination date.

Index

Item 6. EXHIBITS

Exhibit	Description

10.1
Employment Agreement and Non-Competition and Non-Solicitation Agreement, dated April 2, 2012 and becoming effective June 1, 2012, by and between HEICO Corporation and Carlos Macau is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 1, 2012. *

10.2
Amendment to Key Employee Termination Agreement, dated May 29, 2012 and effective as of June 1, 2012, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 1, 2012. *

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

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	August 24, 2012	By:	/s/ CARLOS L. MACAU
Carlos L. Macau Executive Vice President - Chief Financial Officer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.