Form 10-K
period 2012-10-31
HEICO CORP
filed 2012-12-20
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012 or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,718,978,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2012 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 17, 2012:

Common Stock, $.01 par value	21,396,373 shares
Class A Common Stock, $.01 par value	31,624,278 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index

HEICO CORPORATION

Index

PART I

Item 1.    BUSINESS

The Company

HEICO Corporation through its subsidiaries (collectively, “HEICO,” “we,” “us,” “our” or the “Company”) believes it is the world’s largest manufacturer of Federal Aviation Administration (“FAA”)-approved jet engine and aircraft component replacement parts, other than the original equipment manufacturers (“OEMs”) and their subcontractors.  HEICO also believes it is a leading manufacturer of various types of electronic equipment for the aviation, defense, space, industrial, medical, telecommunications and electronics industries.

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

Our business is comprised of two operating segments:

The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 63%, 70% and 67% of our net sales in fiscal 2012, 2011 and 2010, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products and other component parts primarily for aerospace, defense, industrial and commercial applications.

The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 37%, 30% and 33% of our net sales in fiscal 2012, 2011 and 2010, respectively.  Through our Electronic Technologies Group, which derived approximately 51%, 56% and 57% of its sales in fiscal 2012, 2011 and 2010, respectively, from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, traveling wave

Index

tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters and receivers, wireless cabin control systems, solid state power distribution and management systems, fuel level sensing systems and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

HEICO has continuously operated in the aerospace industry for more than 50 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $897.3 million in fiscal 2012, a compound annual growth rate of approximately 17%.  During the same period, we improved our net income from $2.0 million to $85.1 million, representing a compound annual growth rate of approximately 19%.

Disciplined Acquisition Strategy

Acquisitions have been an important element of our growth strategy over the past twenty-two years, supplementing our organic growth.  Since 1990, we have completed more than 45 acquisitions complementing the niche segments within which we operate of the aviation, defense, space, medical, telecommunications and electronics industries.  We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence.  Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong earnings and cash flow potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

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

Index

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

Index

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

Index

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $.3 million in fiscal 1991, increased to approximately $12.7 million in fiscal 2012, $12.9 million in fiscal 2011 and $11.8 million in fiscal 2010.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and approximately 100 to 200 DER-approved repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

Index

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

Electro-Optical, Microwave and Other Power Equipment.  The Electronic Technologies Group produces power supplies, amplifiers and flash lamp drivers used in laser systems for military, medical and other applications that are sometimes utilized with our rangefinder receivers.  We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders and flight computers. With the acquisition of the Moritz product line in April 2012, we also design and manufacture next generation wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market segments. We offer custom or standard designs that solve challenging OEM requirements and meet stringent safety and emissions requirements.  Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies and custom power supply designs.

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

Index

Electromagnetic and Radio Interference Shielding.  The Electronic Technologies Group designs and manufactures shielding used to prevent electromagnetic energy and radio frequencies from interfering with other devices, such as computers, telecommunication devices, avionics, weapons systems and other electronic equipment.  Our products include a patented line of shielding applied directly to circuit boards and a line of gasket-type shielding applied to computers and other electronic equipment.  Our customers consist essentially of medical, electronics, telecommunications and defense equipment producers.

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

Index

Three-Dimensional Microelectronic and Stacked Memory Products.  The Electronic Technologies Group designs, manufactures and markets three-dimensional microelectronic and stacked memory products including memories, Point of Load (“POL”) voltage converters and peripherals, industrial memories, and complex System-In-Package (“SiP”) solutions.  The products’ patented designs provide high reliability memory and circuitry in a unique and stacked form which saves space and weight.  These products are principally integrated into larger subsystems equipping satellites and spacecraft and are also utilized in medical equipment.

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

RF and microwave amplifiers, transmitters and receivers. With the acquisition of Ramona Research, Inc. in March 2012, the Electronic Technologies Group designs and manufactures RF and microwave amplifiers, transmitters and receivers primarily used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems.

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $17.7 million in fiscal 2012, $12.5 million in fiscal 2011 and $10.9 million in fiscal 2010.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

Index

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 15%, 17% and 18% of total net sales in fiscal 2012, 2011 and 2010, respectively.
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

Index

Our Electronic Technologies Group competes with several large and small domestic and foreign competitors, some of which have greater financial and other resources than we do.  The markets for our electronic products are niche markets with several competitors with competition based mainly on design, technology, quality, price, service and customer satisfaction.

Raw Materials

We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors.  The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. We will be subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Backlog

Our total backlog of unshipped orders was $252 million as of October 31, 2012 compared to $224 million as of October 31, 2011.  The Flight Support Group’s backlog of unshipped orders was $80 million as of October 31, 2012 as compared to $75 million as of October 31, 2011.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment.  The increase in the Flight Support Group’s backlog is principally related to increased orders associated with one of our businesses that is a supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States. The Electronic Technologies Group’s backlog of unshipped orders was $172 million as of October 31, 2012 as compared to $149 million as of October 31, 2011.  The increase in the Electronic Technologies Group’s backlog is principally related to backlogs of the businesses acquired in fiscal 2012.

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

Index

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

Environmental Regulation

Our operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency.  Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials; protect the health and safety of workers; and require us to obtain and maintain licenses and permits in connection with our operations.  This extensive regulatory framework imposes significant compliance burdens and risks on us.  Notwithstanding these burdens, we believe that we are in material compliance with all federal, state and local environmental laws and regulations governing our operations.

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

Index

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
Employees

As of October 31, 2012, we had approximately 3,100 full-time and part-time employees including approximately 1,600 in the Flight Support Group and approximately 1,500 in the Electronic Technologies Group.  None of our employees are represented by a union.  Our management believes that we have good relations with our employees.

Available Information

Our Internet website address is http://www.heico.com.  We make available free of charge, through the Investors section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  These materials are also available free of charge on the SEC’s website at http://www.sec.gov.  The information on or obtainable through our website is not incorporated into this annual report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions.  Our Code of Ethics for Senior Financial Officers and Other Officers is part of our Code of Business Conduct, which is located on our website at http://www.heico.com.  Any amendments to or waivers from a provision of this code of ethics will be posted on the website.  Also located on the website are our Corporate Governance Guidelines, Finance/Audit Committee Charter, Nominating & Corporate Governance Committee Charter, and Compensation Committee Charter.

Copies of the above referenced materials will be made available, free of charge, upon written request to the Corporate Secretary at the Company’s headquarters.

Index

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 17, 2012:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	74	Chairman of the Board and Chief Executive Officer	1989
Eric A. Mendelson	47	Co-President and Director; President and Chief Executive Officer of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp.	1992
Victor H. Mendelson	45	Co-President and Director; President and Chief Executive Officer of HEICO Electronic Technologies Corp.	1996
Thomas S. Irwin	66	Senior Executive Vice President	—
Carlos L. Macau, Jr.	45	Executive Vice President - Chief Financial Officer	—
William S. Harlow	64	Vice President of Corporate Development	—
Steven M. Walker	48	Chief Accounting Officer and Assistant Treasurer	—

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

Eric A. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  He also has served as President and Chief Executive Officer of HEICO Aerospace Holdings Corp., a subsidiary of ours, since its formation in 1997, President of HEICO Aerospace Corporation since 1993 and President and Chief Executive Officer of HEICO Flight Support Corp. since its formation in 2012. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company which is a shareholder of HEICO.  In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida and Vice Chair of the Board of Trustees of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Directors of the Columbia College Alumni Association.  Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Victor H. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  He also has served as

Index

President and Chief Executive Officer of HEICO Electronic Technologies Corp., a subsidiary of ours, since its formation in September 1996.  He served as our General Counsel from 1993 to 2008 and our Vice President from 1996 to 2001.  In addition, Mr. Mendelson was the Chief Operating Officer of our former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996.  Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company which is a shareholder of HEICO.  He is Vice Chair of the Board of Visitors of Columbia College in New York City, a Trustee of St. Thomas University in Miami Gardens, Florida and is Immediate Past President of the Board of Directors of the Florida Grand Opera.  Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

Thomas S. Irwin has served as our Senior Executive Vice President since June 2012; our Executive Vice President and Chief Financial Officer from September 1991 through May 2012; Senior Vice President from 1986 to 1991; and our Vice President and Treasurer from 1982 to 1986.  Mr. Irwin is a Certified Public Accountant.  He is a Trustee of the Greater Hollywood Chamber of Commerce and a member of the Board of Directors of the Greater Fort Lauderdale Alliance/Broward County.

Carlos L. Macau, Jr. has served as our Executive Vice President - Chief Financial Officer since June 2012. Mr. Macau joined HEICO from the international public accounting firm of Deloitte & Touche LLP where he worked from 2000-2012 as an Audit Partner. Mr. Macau has 22 years of financial and accounting experience serving a number of public and private manufacturing and service clients in a broad range of industries. His client responsibilities included serving as HEICO's lead client services partner for five years (2006-2010). Mr. Macau is a Certified Public Accountant and a member of the American and Florida Institutes of Certified Public Accountants.

William S. Harlow has served as our Vice President of Corporate Development since 2001 and served as Director of Corporate Development from 1995 to 2001.

Steven M. Walker has served as our Chief Accounting Officer since June 2012 and served as our Corporate Controller from 2002 through May 2012. He has also served as our Assistant Treasurer since 2002. Mr. Walker is a Certified Public Accountant.

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

Index

     General global industry and economic conditions that affect the aviation industry also affect our business.  We are subject to macroeconomic cycles and when recessions occur, we may experience reduced orders, payment delays, supply chain disruptions or other factors as a result of the economic challenges faced by our customers, prospective customers and suppliers.  Further, the aviation industry has historically been subject to downward cycles from time to time which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower sales and greater credit risk.  Demand for commercial air travel can be influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price and other competitive factors.  These global industry and economic conditions may have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of such minerals used in our manufacturing processes for certain products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain

Index

minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities.

The retirement of commercial aircraft could reduce our revenues.

Our Flight Support Group designs and manufactures jet engine and aircraft component replacement parts and also repairs, overhauls and distributes jet engine and aircraft components.  If aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired and there are fewer aircraft that require these parts or services, our revenues may decline.

Reductions in defense, space or homeland security spending by U.S. and/or foreign customers could reduce our revenues.

In fiscal 2012, approximately 51% of the sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components and homeland security products.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to the risks associated with sales to foreign customers, which could harm our business.

We market our products and services in approximately 100 countries, with 33% of our consolidated net sales in fiscal 2012 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

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

Index

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

Index

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

Index

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

Index

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

We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2012, our effective tax rate was 33.8% of our income before income taxes and noncontrolling interests.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

•	Changes in available tax credits or tax deductions;

•	Changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;

•	The amount of income attributable to noncontrolling interests;

•	Changes in the mix of earnings in jurisdictions with differing statutory tax rates;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Resolution of issues arising from tax audits with various tax authorities; and

Index

•	Changes in statutory tax rates in any of the various jurisdictions where we file tax returns.

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

Our success substantially depends on the performance, contributions and expertise of our senior management team led by Laurans A. Mendelson, our Chairman and Chief Executive Officer; Eric A. Mendelson, our Co-President; and Victor H. Mendelson, our Co-President.  Technical employees are also critical to our research and product development, as well as our ability to continue to re-design sophisticated products of OEMs in order to sell competing replacement parts at substantially lower prices than those manufactured by the OEMs.  The loss of the services of any of our executive officers or other key employees or our inability to continue to attract or retain the necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers and directors have significant influence over our management and direction.

As of December 17, 2012, collectively our executive officers and entities controlled by them, our 401(k) Plan and members of the Board of Directors beneficially owned approximately 21% of our outstanding Common Stock and approximately 6% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Index

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate offices.  As of October 31, 2012, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

Flight Support Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (10 states)	472,000	177,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (7 states)	181,000	127,000	Repair and overhaul facilities
International facilities (3 countries) - India, United Kingdom and Singapore	9,000	—	Manufacturing, engineering and distribution facilities

Electronic Technologies Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (10 states)	271,000	296,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, United Kingdom and Korea	56,000	35,000	Manufacturing and engineering facilities

Corporate

	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	7,000	Administrative offices

(1)
Represents the square footage of our corporate offices in Miami, Florida.  The square footage of our corporate headquarters in Hollywood, Florida is included within the square footage under the caption “United States facilities (10 states)” under Flight Support Group.

Index

Item 3.    LEGAL PROCEEDINGS

We are involved in various legal actions arising in the normal course of business.  Based upon the Company’s and our legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material effect on our results of operations, financial position or cash flows.

Item 4.    MINE SAFETY DISCLOSURES

None.

Index

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

In March of 2012 and 2011, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock splits were effected as of April 25, 2012 and April 26, 2011, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of April 13, 2012 and April 15, 2011, respectively.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

Class A Common Stock

	High	Low	Cash Dividends Per Share
Fiscal 2011:
First Quarter	$27.42	$22.50	$.038
Second Quarter	29.36	23.92	—
Third Quarter	33.38	26.64	.048
Fourth Quarter	32.58	22.45	—

Fiscal 2012:
First Quarter	$33.60	$28.40	$.048
Second Quarter	33.70	30.92	—
Third Quarter	33.50	28.72	.060
Fourth Quarter	32.22	28.61	—

As of December 17, 2012, there were 453 holders of record of our Class A Common Stock.

Index

Common Stock

	High	Low	Cash Dividends Per Share
Fiscal 2011:
First Quarter	$37.76	$30.71	$.038
Second Quarter	40.82	33.55	—
Third Quarter	46.38	35.81	.048
Fourth Quarter	47.56	32.04	—

Fiscal 2012:
First Quarter	$49.58	$41.86	$.048
Second Quarter	47.97	39.31	—
Third Quarter	43.28	35.24	.060
Fourth Quarter	39.74	34.01	—

As of December 17, 2012, there were 474 holders of record of our Common Stock.

Index

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return of $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2007 through October 31, 2012.  The NYSE Composite Index measures the performance of all common stocks listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecrafts used for defense purposes.  The total returns include the reinvestment of cash dividends.

Comparison of Five-Year Cumulative Total Return

	Cumulative Total Return as of October 31,
	2007	2008	2009	2010	2011	2012
HEICO Common Stock	$100.00	$70.84	$70.24	$115.28	$165.43	$140.47
HEICO Class A Common Stock	100.00	64.99	71.74	108.34	143.78	139.85
NYSE Composite Index	100.00	58.78	65.36	72.86	73.35	79.73
Dow Jones U.S. Aerospace Index	100.00	60.22	67.74	92.60	99.43	106.92

Index

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

Comparison of Twenty Two-Year Cumulative Total Return

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00

	1996	1997	1998	1999	2000	2001
HEICO Common Stock	$430.02	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86
NYSE Composite Index	225.37	289.55	326.98	376.40	400.81	328.78
Dow Jones U.S. Aerospace Index	341.65	376.36	378.66	295.99	418.32	333.32

	2002	2003	2004	2005	2006	2007
HEICO Common Stock	$670.39	$1,067.42	$1,366.57	$1,674.40	$2,846.48	$4,208.54
NYSE Composite Index	284.59	339.15	380.91	423.05	499.42	586.87
Dow Jones U.S. Aerospace Index	343.88	393.19	478.49	579.77	757.97	1,000.84

	2008	2009	2010	2011	2012
HEICO Common Stock	$2,872.01	$2,984.13	$4,722.20	$6,557.88	$5,900.20
NYSE Composite Index	344.96	383.57	427.61	430.46	467.91
Dow Jones U.S. Aerospace Index	602.66	678.00	926.75	995.11	1,070.15

Index

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock.  In July 2012, we paid our 68th consecutive semi-annual cash dividend since 1979.  The cash dividend of $.06 per share represents a 25% increase over the prior semi-annual per share amount of $.048.  Effective with this increase, the current annual cash dividend is $.12. On November 27, 2012, our Board of Directors declared an acceleration of HEICO's regular semi-annual $.06 per share cash dividend as well as a special and extraordinary $1.14 per share cash dividend on both classes of our common stock. Based on strong enthusiasm from our shareholders for the special and extraordinary cash dividend, our Board of Directors announced on December 6, 2012, a $1.00 increase per share so that the total special and extraordinary dividend will now be $2.14 per share on both classes of our common stock. The dividends will be paid in one payment on or before December 31, 2012 to shareholders of record on December 17, 2012. The dividends, which aggregate approximately $117 million and will be funded from borrowings under our revolving credit facility, were declared in view of impending tax increases expected to take effect in calendar 2013. Accordingly, we are paying in December 2012 the $.06 per share dividend we would ordinarily have paid in January 2013. In light of tax considerations, our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, for additional information.

Issuer Purchases of Equity Securities

There were no purchases of our equity securities during the fourth quarter of fiscal 2012.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2012.

Index

Item 6.    SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2012		2011		2010		2009		2008

	(in thousands, except per share data)
Operating Data:
Net sales	$897,347		$764,891		$617,020		$538,296		$582,347
Gross profit	327,436		274,441		222,347		181,011		210,495
Selling, general and administrative expenses	164,142		136,010		113,174		92,756		104,707
Operating income	163,294		138,431	(4)	109,173	(6)	88,255		105,788	(8)
Interest expense	2,432		142		508		615		2,314
Other income (expense)	313		64		390		205		(637)
Net income attributable to HEICO	85,147	(3)	72,820	(4)(5)	54,938	(6)	44,626	(7)	48,511	(8)

Weighted average number of common shares outstanding (2)
Basic	52,689		52,040		51,301		51,181		51,385
Diluted	53,299		53,127		52,767		52,781		53,210

Per Share Data: (2)
Net income per share attributable to HEICO shareholders:
Basic	$1.62	(3)	$1.40	(4)(5)	$1.07	(6)	$0.87	(7)	$0.94	(8)
Diluted	1.60	(3)	1.37	(4)(5)	1.04	(6)	0.85	(7)	0.91	(8)
Cash dividends per share (2)	.108		.086		.069		.061		.051

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$21,451		$17,500		$6,543		$7,167		$12,562
Total assets	1,192,846		941,069		781,643		732,910		676,542
Total debt (including current portion)	131,820		40,158		14,221		55,431		37,601
Redeemable noncontrolling interests	67,166		65,430		55,048		56,937		48,736
Total shareholders’ equity	719,759		620,154		554,826		490,658		453,002
__________________

(1)	Results include the results of acquisitions from each respective effective date. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)	All share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in April 2012, 2011 and 2010.

(3)
Includes the aggregate tax benefit principally from higher research and development tax credits, net of expenses, recognized upon the filing of HEICO's fiscal 2011 U.S. federal and state tax returns during fiscal 2012, which increased net income attributable to HEICO by approximately $.9 million, or $.02 per basic and diluted share.

(4)
Operating income was reduced by a net aggregate of $3.8 million due to $5.0 million in impairment losses related to the write-down of certain intangible assets within the Electronic Technologies Group (“ETG”) to their estimated fair values, partially offset by a $1.2 million reduction in the value of contingent consideration related to a prior year acquisition.  Approximately $4.5 million of the impairment losses and the reduction in value of contingent consideration were recorded as a component of selling, general and administrative expenses, while the remaining impairment losses of $.5 million were recorded as a component of cost of goods sold, which decreased net income attributable to HEICO by $2.4 million, or $.05 per basic and diluted share, in aggregate.

Index

(5)
Includes the aggregate tax benefit principally from state income apportionment updates and higher research and development tax credits recognized upon the filing of HEICO’s fiscal 2010 U.S. federal and state tax returns and amendments of certain prior year state tax returns as well as the benefit of an income tax credit, net of expenses, for ten months’ of fiscal 2010 qualified research and development activities recognized in fiscal 2011 upon the retroactive extension in December 2010 of Section 41, “Credit for Increasing Research Activities,” of the Internal Revenue Code, which increased net income attributable to HEICO by $2.8 million, or $.05 per basic and diluted share, in aggregate.

(6)
Operating income was reduced by an aggregate of $1.4 million in impairment losses related to the write-down of certain intangible assets within the ETG to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses and decreased net income attributable to HEICO by $.9 million, or $.02 per basic and diluted share.

(7)
Includes a benefit related to a settlement with the Internal Revenue Service concerning the income tax credit claimed by the Company on its U.S. federal filings for qualified research and development activities incurred during fiscal years 2002 through 2005 as well as an aggregate reduction to the related liability for unrecognized tax benefits for fiscal years 2006 through 2008, which increased net income attributable to HEICO by approximately $1.2 million, or $.02 per basic and diluted share.

(8)
Operating income was reduced by an aggregate of $1.8 million in impairment losses related to the write-down of certain intangible assets within the ETG to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses and decreased net income attributable to HEICO by $1.1 million, or $.02 per basic and diluted share.

Index

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business is comprised of two operating segments, the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).

The Flight Support Group consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, which primarily:

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

The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•
Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; power conversion products serving the high-reliability military, space and commercial avionics end-markets; underwater locator beacons used to locate data and voice recorders utilized on aircraft and marine vessels; electromagnetic interference shielding for commercial and military aircraft operators, traveling wave tube amplifiers and microwave power modules used in radar, electronic warfare, on-board jamming and countermeasure systems, electronics companies and telecommunication equipment suppliers; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to computers; high voltage energy generators interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets; high frequency power delivery systems for the commercial sign industry; high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems; three-dimensional microelectronic and stacked memory products that are principally integrated into larger subsystems equipping satellites and spacecraft; harsh environment connectivity products and custom molded cable assemblies; RF and microwave amplifiers, transmitters and receivers used to support military communications

Index

on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems and wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market segments.

Our results of operations during each of the past three fiscal years have been affected by a number of transactions.  This discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein.  All applicable share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in April 2012, 2011 and 2010.  See Note 1, Summary of Significant Accounting Policies – Stock Splits, of the Notes to Consolidated Financial Statements for additional information regarding these stock splits.  For further information regarding the acquisitions discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Acquisitions are included in our results of operations from the effective dates of acquisition.

In February 2010, we acquired, through HEICO Electronic, substantially all of the assets and assumed certain liabilities of dB Control Corp.  dB Control Corp. produces high-power devices used in both defense and commercial applications.

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

In September 2011, we acquired, through HEICO Electronic, all of the outstanding capital stock of 3D Plus SA (“3D Plus”).  3D Plus is a leading designer and manufacturer of three-dimensional microelectronic and stacked memory products used predominately in satellites and also utilized in medical equipment.

On November 22, 2011, we acquired, through HEICO Electronic, Switchcraft, Inc. (“Switchcraft”) through the purchase of all of the stock of Switchcraft's parent company, Switchcraft Holdco, Inc., for approximately $142.7 million, net of cash acquired. Switchcraft is a leading designer and manufacturer of high performance, high reliability and harsh environment electronic connectors and other interconnect products.

In March 2012, we acquired, through HEICO Electronic, the business and substantially all of the assets of Ramona Research, Inc. (“Ramona Research”). Ramona Research designs and manufactures RF and microwave amplifiers, transmitters and receivers primarily used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems.

Index

In April 2012, we acquired, through HEICO Electronic, certain aerospace assets of Moritz Aerospace, Inc. (“Moritz Aerospace”) in an aerospace product line acquisition.  The Moritz Aerospace product line designs and manufactures next generation wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market segments. The purchase price of this acquisition was paid using cash provided by operating activities.

In August 2012, we acquired, through HEICO Flight Support Corp., 84% of the assets and assumed certain liabilities of CSI Aerospace, Inc. (“CSI Aerospace”).  CSI Aerospace is a leading repair and overhaul provider of specialized components for airlines, military and other aerospace related organizations.  The remaining 16% interest continues to be owned by certain members of CSI Aerospace's management team.

In October 2012, we acquired, through HEICO Flight Support Corp., 80.1% of the assets and assumed certain liabilities of Action Research Corporation (“Action Research”). Action Research is an FAA-Approved Repair Station that has developed unique proprietary repairs that extend the lives of certain engine and airframe components. The remaining 19.9% interest continues to be owned by an existing member of Action Research's management team. The purchase price of this acquisition was paid using cash provided by operating activities.

Unless otherwise noted, the purchase price of each of the above referenced acquisitions was paid in cash principally using proceeds from our revolving credit facility. The aggregate cost paid in cash for acquisitions, including additional purchase consideration payments, was $197.3 million, $94.7 million and $39.1 million in fiscal 2012, 2011 and 2010, respectively.

 In February 2011, we acquired, through HEICO Aerospace, an additional 8% equity interest in one of our subsidiaries, which increased our ownership interest to 80%. In February 2012, we acquired an additional 6.7% equity interest in the subsidiary, which increased our ownership interest to 86.7%. On December 19, 2012, we acquired the remaining 13.3% equity interest in the subsidiary.

Critical Accounting Policies

We believe that the following are our most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in

Index

revisions to cost estimates.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The percentage of our net sales recognized under the percentage-of-completion method was approximately 1%, 1% and 2% in fiscal 2012, 2011 and 2010, respectively.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material or significant effect on net income or net income per share in fiscal 2012, 2011 or 2010.

For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method.  A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer. Progress billings and customer advances received on fixed price contracts accounted for under the completed-contract method are classified as a reduction to contract costs that are included in inventories, if any, and any remaining amount is included in accrued expenses and other current liabilities.

Valuation of Accounts Receivable

The valuation of accounts receivable requires that we set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense.  We estimate uncollectible receivables based on such factors as our prior experience, our appraisal of a customer’s ability to pay, age of receivables outstanding and economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries.  Actual bad debt expense could differ from estimates made.

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

Index

Business Combinations

We adopted new accounting guidance for business combinations effective prospectively for acquisitions consummated on or after November 1, 2009 (the beginning of fiscal 2010).  Under the new guidance, any contingent consideration is recognized as a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Acquisition costs are generally expensed as incurred under the new guidance.  For acquisitions consummated prior to fiscal 2010, contingent consideration is accounted for as an additional cost of the respective acquired entity and recorded as additional goodwill when paid. As of October 31, 2012, we have no remaining obligation to pay additional purchase consideration for acquisitions consummated prior to fiscal 2010.

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.  We determine the fair values of such assets, principally intangible assets, generally in consultation with third-party valuation advisors.

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2012, 2011 and 2010, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2012 significantly exceeded its carrying value.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During fiscal 2012, we adopted new accounting guidance which permits an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. Accordingly, in performing our fiscal 2012 annual review we first

Index

assessed qualitative factors for certain trade names to determine whether it was more likely than not that the asset's fair value was less than its carrying amount and if necessary, performed a quantitative analysis comparing the asset's current fair value to its carrying amount. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.  Based on the intangible impairment tests conducted, we did not recognize any impairment losses in fiscal 2012; however, we recognized pre-tax impairment losses related to the write-down of certain customer relationships of $4.3 million and $1.1 million during fiscal 2011 and 2010, respectively, the write-down of certain trade names of $.2 million and $.3 million during fiscal 2011 and 2010, respectively, and the write-down of certain intellectual property of $.5 million during fiscal 2011, within the ETG to their estimated fair values.  The impairment losses pertaining to certain customer relationships and trade names were recorded as a component of selling, general and administrative expenses in the Company's Consolidated Statements of Operations and the impairment losses pertaining to intellectual property were recorded as a component of costs of goods sold.

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

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2012	2011	2010

Net sales	$897,347	$764,891	$617,020
Cost of sales	569,911	490,450	394,673
Selling, general and administrative expenses	164,142	136,010	113,174
Total operating costs and expenses	734,053	626,460	507,847
Operating income	$163,294	$138,431	$109,173

Net sales by segment:
Flight Support Group	$570,325	$539,563	$412,337
Electronic Technologies Group	331,598	227,771	205,648
Intersegment sales	(4,576)	(2,443)	(965)
	$897,347	$764,891	$617,020
Operating income by segment:
Flight Support Group	$103,943	$95,001	$67,896
Electronic Technologies Group	77,438	59,465	56,126
Other, primarily corporate	(18,087)	(16,035)	(14,849)
	$163,294	$138,431	$109,173

Net sales	100.0%	100.0%	100.0%
Gross profit	36.5%	35.9%	36.0%
Selling, general and administrative expenses	18.3%	17.8%	18.3%
Operating income	18.2%	18.1%	17.7%
Interest expense	.3%	—	.1%
Other income	—	—	.1%
Income tax expense	6.1%	5.6%	5.9%
Net income attributable to noncontrolling interests	2.4%	3.0%	2.8%
Net income attributable to HEICO	9.5%	9.5%	8.9%

Comparison of Fiscal 2012 to Fiscal 2011

Net Sales

Our net sales in fiscal 2012 increased by 17% to a record $897.3 million, as compared to net sales of $764.9 million in fiscal 2011. The increase in net sales reflects an increase of $103.8 million (a 46% increase) to a record $331.6 million in net sales within the ETG as well as an

Index

increase of $30.8 million (a 6% increase) to a record $570.3 million in net sales within the FSG.
The net sales increase in the ETG reflects additional net sales of approximately $87.4 million from the acquisitions of 3D Plus in September 2011, Switchcraft in November 2011, Ramona Research in March 2012 and Moritz Aerospace in April 2012, as well as organic growth of approximately 7%. The organic growth in the ETG principally reflects an increase in demand and market penetration for certain defense, space, electronic, aerospace and medical products, resulting in a $6.2 million, $3.5 million, $2.6 million, $2.1 million and $1.8 million increase in net sales from these product lines, respectively. Despite global economic uncertainty, we expect stable demand and modest organic growth for the majority of ETG's products, however the threat of United States defense and spending reductions could result in modest decreases to our organic growth in these product offerings in fiscal 2013. The net sales increase in the FSG reflects organic growth of approximately 4%, as well as additional net sales of approximately $9.1 million from the acquisitions of Blue Aerospace in December 2010, CSI Aerospace in August 2012 and Action Research in October 2012. The FSG’s organic growth reflects increased market penetration from both new and existing product offerings for certain of the FSG’s aerospace products and services resulting in an increase of $11.3 million in net sales of which approximately 70% and 30% were attributed to the aftermarket replacement parts product lines and repair and overhaul services product lines, respectively. Industry trends of modest growth in worldwide revenue passenger miles and the stability of the global aircraft fleet are anticipated to create stable demand and modest organic growth within our aftermarket replacement parts product lines for fiscal 2013. Additionally, the organic growth in the FSG reflects an increase of $10.3 million in net sales within our specialty product lines primarily attributed to the sales of industrial products used in heavy-duty and off-road vehicles as a result of increased market penetration. Despite global economic uncertainty, we expect stable demand and modest organic growth within our specialty product lines for fiscal 2013. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in fiscal 2012.

Our net sales in fiscal 2012 and 2011 by market approximated 53% and 60%, respectively, from the commercial aviation industry, 26% and 24%, respectively, from the defense and space industries, and 21% and 16%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 36.5% in fiscal 2012 as compared to 35.9% in fiscal 2011, principally reflecting a .7% increase in the FSG's gross profit margin, partially offset by a 2.5% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin is primarily attributed to the previously mentioned increased sales of higher gross profit margin products within our aftermarket replacement parts and repair and overhaul services product lines. The decrease in the ETG's gross profit margin principally reflects a 1.9% impact from lower gross profit margins realized by Switchcraft and 3D Plus in fiscal 2012. The lower gross profit margins realized by these acquired businesses are principally attributed to amortization expense of certain acquired intangible assets and inventory purchase accounting adjustments aggregating approximately $4.0 million. Additionally, the decrease in the ETG's gross profit margin reflects a lower margin product mix of certain of our defense, space and

Index

medical products in fiscal 2012. Total new product research and development expenses included within our consolidated cost of sales increased from approximately $25.4 million in fiscal 2011 to approximately $30.4 million in fiscal 2012, principally to further enhance growth opportunities and market penetration.

Selling, general and administrative (“SG&A”) expenses were $164.1 million and $136.0 million in fiscal 2012 and 2011, respectively. The increase in SG&A expenses reflects an increase of $17.7 million in general and administrative expenses and $10.4 million in selling expenses, of which $16.3 million in general and administrative expenses and $7.6 million in selling expenses were attributed to the acquired businesses. SG&A expenses as a percentage of net sales increased from 17.8% in fiscal 2011 to 18.3% in fiscal 2012 principally reflecting an increase in amortization expense of intangible assets from the acquired businesses.

Operating Income

Operating income for fiscal 2012 increased by 18% to a record $163.3 million as compared to operating income of $138.4 million for fiscal 2011. The increase in operating income reflects an $18.0 million increase (a 30% increase) to a record $77.4 million in operating income of the ETG for fiscal 2012, up from $59.5 million in fiscal 2011 and an $8.9 million increase (a 9% increase) in operating income of the FSG to a record $103.9 million for fiscal 2012, up from $95.0 million for fiscal 2011, partially offset by a $2.0 million increase in corporate expenses. The increase in the operating income of the ETG is principally due to the acquired businesses and the previously mentioned increased sales volumes. The increase in the operating income of the FSG principally reflects the previously mentioned increased sales volumes and improved gross profit margin.

As a percentage of net sales, our consolidated operating income increased to 18.2% for fiscal 2012, up from 18.1% for fiscal 2011. The increase in consolidated operating income as a percentage of net sales reflects an increase in the FSG's operating income as a percentage of net sales from 17.6% for fiscal 2011 to 18.2% for fiscal 2012, partially offset by a decrease in the ETG’s operating income as a percentage of net sales from 26.1% in fiscal 2011 to 23.4% in fiscal 2012. The increase in operating income as a percentage of net sales for the FSG principally reflects the previously mentioned higher gross profit margin. The decrease in operating income as a percentage of net sales for the ETG principally reflects a 3.9% impact from lower operating margins realized by Switchcraft and 3D Plus. The lower operating margins realized by Switchcraft and 3D Plus are principally attributed to amortization expense associated with intangible assets and inventory purchase accounting adjustments aggregating approximately $10.6 million during fiscal 2012.

Interest Expense

Interest expense increased to $2.4 million for fiscal 2012 from $.1 million for fiscal 2011. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in fiscal 2012 associated with the recent acquisitions.

Index

Other Income

Other income in fiscal 2012 and 2011 was not material.

Income Tax Expense

The Company's effective tax rate increased to 33.8% for fiscal 2012 from 31.0% for fiscal 2011. The change in the effective tax rate is primarily attributed to the retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011, which resulted in the recognition of an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 in the first quarter of fiscal 2011 and reduced the recognition of such income tax credit to just the first two months of qualifying research and development activities in fiscal 2012. In addition, the Company purchased certain noncontrolling interests during fiscal 2011 and 2012 that contributed to the comparative increase in the effective tax rate for fiscal 2012. Further, the increase also reflects a higher effective state income tax rate principally because the prior year includes a benefit from state income apportionment updates recognized upon the filing of the Company's fiscal 2010 state tax returns and the amendment of certain prior year state tax returns in the third quarter of fiscal 2011 and the current year includes the effect of a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors.

For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in the FSG and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG.  Net income attributable to noncontrolling interests was $21.5 million in fiscal 2012 compared to $22.6 million in fiscal 2011.  The decrease in fiscal 2012 principally reflects our purchases of certain noncontrolling interests during fiscal 2011 and 2012 resulting in lower allocations of net income to noncontrolling interests. Additionally, the decrease is attributed to lower earnings of certain ETG and FSG subsidiaries, partially offset by higher earnings of the FSG in which the 20% noncontrolling interest is held.

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $85.1 million, or $1.60 per diluted share, in fiscal 2012 compared to $72.8 million, or $1.37 per diluted share, in fiscal 2011 principally reflecting the increased operating income referenced above.

Index

Outlook

The general overall economic uncertainty may moderate growth in our commercial aviation markets. We expect overall stable markets for the majority of products of the ETG, however the threat of United States defense and space spending reductions could result in modest decreases to our organic growth in these product offerings. During fiscal 2013, we will continue our focus on developing new products and services, further market penetration, additional acquisition opportunities and maintaining our financial strength. Overall, we are targeting growth in fiscal 2013 full year net sales and net income over fiscal 2012 levels.

Comparison of Fiscal 2011 to Fiscal 2010

Net Sales

Our net sales in fiscal 2011 increased by 24% to a record $764.9 million, as compared to net sales of $617.0 million in fiscal 2010. The increase in net sales reflects an increase of $127.2 million (a 31% increase) to a record $539.6 million in net sales within the FSG as well as an increase of $22.1 million (an 11% increase) to a record $227.8 million in net sales within the ETG. The net sales increase in the FSG reflects organic growth of approximately 21%, as well as additional net sales of approximately $37.4 million contributed by the acquisition of Blue Aerospace in December 2010. The organic growth in the FSG principally reflects increased demand for certain of the FSG's aerospace products and services attributed to new product offerings and increased airline capacity resulting in a $41.9 million increase in net sales within the FSG's aftermarket replacement parts product lines and a $23.6 million increase in net sales within the FSG's repair and overhaul services product lines. The increase in airline capacity is principally attributed to overall improved global economic conditions as compared to fiscal 2010. Additionally, the FSG's organic growth in fiscal 2011 reflects an increase of $24.4 million in net sales within our specialty product lines, primarily attributed to the sales of industrial products used in heavy-duty and off-road vehicles as a result of market penetration and increased demand. The net sales increase in the ETG principally reflects organic growth of approximately 10%. The organic growth in the ETG is primarily attributed to an increase in market penetration and demand for certain defense, aerospace and medical products, resulting in a $13.3 million, $5.5 million and $4.0 million increase in net sales from these product lines, respectively. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in fiscal 2011.

Our net sales in fiscal 2011 and 2010 by market approximated 60% and 62%, respectively, from the commercial aviation industry, 24% and 23%, respectively, from the defense and space industries, and 16% and 15%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 35.9% in fiscal 2011 as compared to 36.0% in fiscal 2010, principally reflecting a .7% increase in the FSG's gross profit margin, partially offset

Index

by a .5% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects a .5% decrease in new product research and development expenses as a percentage of net sales. The FSG's new product research and development spending increased from $11.8 million in fiscal 2010 to $12.9 million in fiscal 2011, but decreased as a percentage of net sales due to the aforementioned net sales increase. The higher sales of the FSG's aftermarket replacement parts, which generally have higher gross profit margins than the other FSG products lines, also contributed to an increase in the FSG's gross profit margin. The decrease in the ETG's gross profit margin is principally attributed to a $.4 million increase over the prior year in impairment charges related to the write down of certain intellectual property intangible assets to their estimated fair values and a .2% increase in new product research and development expenses as a percentage of net sales. The ETG's new product research and development spending increased from $10.9 million in fiscal 2010 to $12.5 million in fiscal 2011. New product research and development expenses included within our consolidated cost of sales increased from approximately $22.7 million in fiscal 2010 to approximately $25.4 million in fiscal 2011, principally to further enhance growth opportunities and market penetration within both of our operating segments.

SG&A expenses were $136.0 million and $113.2 million in fiscal 2011 and 2010, respectively. The increase in SG&A expenses was mainly due to a $9.6 million increase in G&A employment-related expenses and a $5.3 million increase in other G&A expenses as well as higher selling expenses of $7.9 million, each of which is associated with the growth in net sales discussed above and the acquired businesses, which accounted for $5.5 million of the aggregate SG&A expense increase. The increase in G&A employment-related expenses is inclusive of a $6.3 million increase in performance awards based on the improved consolidated operating results. The increase in other G&A expenses also reflects a $3.1 million increase over the prior year in impairment charges related to the write-down of certain customer relationships and trade name intangible assets to their estimated fair values, partially offset by a $1.2 million reduction in the value of contingent consideration related to a prior year acquisition. SG&A expenses as a percentage of net sales decreased from 18.3% in fiscal 2010 to 17.8% in fiscal 2011. The decrease as a percentage of net sales principally reflects the impact of higher net sales volumes on the fixed portion of SG&A expenses and controlled corporate spending relative to our net sales growth.
Operating Income
Operating income in fiscal 2011 increased by 27% to a record $138.4 million as compared to operating income of $109.2 million in fiscal 2010. The increase in operating income reflects a $27.1 million increase (a 40% increase) in operating income of the FSG to a record $95.0 million in fiscal 2011 from $67.9 million in fiscal 2010 and a $3.4 million increase (a 6% increase) to a record $59.5 million in operating income of the ETG in fiscal 2011, up from $56.1 million in fiscal 2010, partially offset by a $1.2 million increase in corporate expenses. The increase in operating income of the FSG principally reflects the previously mentioned increased sales volumes and favorable product mix and efficiencies realized from the overall increased sales volumes as well as the fiscal 2011 acquisition. The increase in ETG's operating income principally reflects the previously mentioned increased sales volumes.

Index

As a percentage of net sales, our consolidated operating income increased to 18.1% in fiscal 2011 compared to 17.7% in fiscal 2010. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG's operating income as a percentage of net sales to 17.6% in fiscal 2011 from 16.5% in fiscal 2010, partially offset by a decrease in the ETG's operating income as a percentage of net sales from 27.3% in fiscal 2010 to 26.1% in fiscal 2011. The increase in operating income as a percentage of net sales for the FSG reflects the higher sales volumes and improved gross profit margins as discussed above. The decrease in operating income as a percentage of net sales for the ETG principally reflects the aforementioned increase of $3.5 million over the prior year in impairment losses related to the write-down of certain intangible assets to their estimated fair values, partially offset by a $1.2 million reduction in the value of contingent consideration related to a prior year acquisition.

Interest Expense

Interest expense in fiscal 2011 and 2010 was not material.

Other Income

Other income in fiscal 2011 and 2010 was not material.

Income Tax Expense

Our effective tax rate for fiscal 2011 decreased to 31.0% from 33.7% in fiscal 2010.  The effective tax rate for fiscal 2011 reflects the aggregate benefit from tax related items, which increased net income attributable to HEICO by approximately $2.8 million, or $.05 per diluted share, net of expenses, principally from higher research and development tax credits ($1.7 million), state income apportionment updates ($.9 million) and other prior year tax return to accrual adjustments ($.2 million).  During the first quarter of fiscal 2011, we recognized the benefit of an income tax credit for qualified research and development activities resulting from the retroactive extension in December 2010 of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011 and recognized such tax credit for the last ten months of fiscal 2010 in the first quarter of fiscal 2011, which, net of expenses, increased net income attributable to HEICO by approximately $.8 million in fiscal 2011.  During the third quarter of fiscal 2011, the finalization of a study of qualifying fiscal 2010 research and development activities used to prepare our fiscal 2010 U.S. federal and state income tax returns and reduction in the liability for gross unrecognized research and development related tax positions due to both lapses of statutes of limitations and the conclusion of a foreign research and development tax credit audit resulted in an aggregate increase in net income attributable to HEICO of approximately $.8 million, net of expenses, in fiscal 2011.  During the third quarter of fiscal 2011, we filed our fiscal 2010 state tax returns and amended certain prior year state tax returns reflecting a change to the applicable methodology for apportioning income to certain states, which resulted in an increase in net income attributable to HEICO of approximately $.9 million, net of expenses, in fiscal 2011.

Index

For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in the FSG and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $22.6 million in fiscal 2011 compared to $17.4 million in fiscal 2010.  The increase in net income attributable to noncontrolling interests in fiscal 2011 compared to fiscal 2010 is principally related to higher earnings of the FSG in which the 20% noncontrolling interest is held as well as the 19.9% noncontrolling interest in the earnings contributed by Blue Aerospace, which was acquired in the first quarter of fiscal 2011.

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $72.8 million, or $1.37 per diluted share, in fiscal 2011 compared to $54.9 million, or $1.04 per diluted share, in fiscal 2010 principally reflecting the increased operating income referenced above.

Inflation

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation.  The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

Liquidity and Capital Resources

Our capitalization was as follows (in thousands):

	As of October 31,
	2012	2011
Cash and cash equivalents	$21,451	$17,500
Total debt (including current portion)	131,820	40,158
Shareholders’ equity	719,759	620,154
Total capitalization (debt plus equity)	851,579	660,312
Total debt to total capitalization	15%	6%

In addition to cash and cash equivalents of $21.5 million, we had approximately $541 million of unused availability under the terms of our revolving credit facility as of October 31, 2012.  Our principal uses of cash include acquisitions, capital expenditures, cash dividends and working capital needs.  Capital expenditures in fiscal 2013 are anticipated to approximate $18 -

Index

$20 million. We finance our activities primarily from our operating activities and financing activities, including borrowings under long-term credit agreements.

Recent Developments

On November 27, 2012, our Board of Directors declared an acceleration of HEICO's regular semi-annual $.06 per share cash dividend as well as a special and extraordinary $1.14 per share cash dividend on both classes of our common stock. Based on strong enthusiasm from our shareholders for the special and extraordinary cash dividend, our Board of Directors announced on December 6, 2012, a $1.00 increase per share so that the total special and extraordinary dividend will now be $2.14 per share on both classes of our common stock. The dividends will be paid in one payment on or before December 31, 2012 to shareholders of record on December 17, 2012. The dividends, which aggregate approximately $117 million and will be funded from borrowings under our revolving credit facility, were declared in view of impending tax increases expected to take effect in calendar 2013. Accordingly, we are paying in December 2012 the $.06 per share dividend we would ordinarily have paid in January 2013. In light of tax considerations, our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid.

On December 11, 2012, we entered into an amendment to extend the maturity date of our revolving credit facility by one year to December 2017. We also amended certain covenants contained within the revolving credit facility agreement to accommodate payment of the aforementioned special and extraordinary cash dividend.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $138.6 million for fiscal 2012, principally reflecting net income from consolidated operations of $106.7 million, depreciation and amortization of $30.7 million and stock option compensation expense of $3.9 million, partially offset by an increase in net operating assets (current assets used in operating activities net of current liabilities) of $3.1 million. The increase in net operating assets of $3.1 million primarily reflects a build in inventory levels to meet customer demand and increased accounts receivable related to higher net sales in fiscal 2012, partially offset by the timing of certain payments pertaining to fiscal 2012 accruals and payables. Net cash provided by operating activities increased by $13.1 million from $125.5 million in fiscal 2011. The increase in net cash provided by operating activities is principally due to a $12.1 million increase in depreciation and amortization expense principally related to the fiscal 2012 and 2011 acquisitions and an $11.2 million increase in net income from consolidated operations, partially offset by a $7.3 million increase in net operating assets and a $5.0 million decrease in impairment losses of certain intangible assets.

Index

Net cash provided by operating activities was $125.5 million in fiscal 2011, principally reflecting net income from consolidated operations of $95.5 million, depreciation and amortization of $18.5 million, impairment losses of certain intangible assets aggregating $5.0 million, a decrease in net operating assets of $4.1 million, and stock option compensation expense of $2.6 million. Net cash provided by operating activities increased by $23.8 million from $101.7 million in fiscal 2010. The increase in net cash provided by operating activities is principally due to a $23.1 million increase in net income from consolidated operations.

Net cash provided by operating activities was $101.7 million in fiscal 2010, principally reflecting net income from consolidated operations of $72.4 million, depreciation and amortization of $17.6 million, a decrease in net operating assets of $6.6 million, a deferred income tax provision of $1.8 million, impairment losses of certain intangible assets aggregating $1.4 million and stock option compensation expense of $1.4 million. The decrease in net operating assets of $6.6 million primarily reflects higher accrued expenses associated with performance based awards and decreased inventory levels due to continuing efforts to manage inventory levels, while meeting customer delivery requirements, partially offset by increased accounts receivable related to higher net sales in fiscal 2010.

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2012 primarily relates to several acquisitions, including payments of additional contingent purchase consideration, totaling $197.3 million in fiscal 2012, $94.7 million in fiscal 2011, and $39.1 million in fiscal 2010.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Capital expenditures aggregated $33.6 million over the last three fiscal years, primarily reflecting the expansion, replacement and betterment of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Financing Activities

Net cash provided by financing activities was $78.4 million in fiscal 2012 and net cash used in financing activities was $10.7 million in fiscal 2011 and $54.2 million in fiscal 2010. During the three-year fiscal period ended October 31, 2012, we borrowed an aggregate $300.0 million under our revolving credit facility principally to fund acquisitions, including $191.0 million in fiscal 2012, $72.0 million in fiscal 2011, and $37.0 million in fiscal 2010.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statement. Repayments on the revolving credit facility aggregated $228.0 million over the last three fiscal years, including $100.0 million in fiscal 2012, $50.0 million in fiscal 2011, and $78.0 million in fiscal 2010.  For the three-year fiscal period ended October 31, 2012, we made distributions to noncontrolling interest owners aggregating $34.3 million, acquired certain noncontrolling interests aggregating $15.7 million, redeemed common stock related to stock option exercises aggregating $15.3 million, paid cash dividends aggregating $13.7 million, and paid revolving

Index

credit facility issuance costs of $3.0 million. For the three-year fiscal period ended October 31, 2012, we received proceeds from stock option exercises aggregating $4.8 million.  Net cash provided by financing activities also includes the presentation of an excess tax benefit from stock option exercises aggregating $19.1 million for the three-year fiscal period ended October 31, 2012.

In December 2011, we entered into a $670 million Revolving Credit Agreement (“New Credit Facility”) with a bank syndicate. In December 2012, we extended the maturity date of the New Credit Facility by one year to December 2017. Under certain circumstances, the maturity of the New Credit Facility may be further extended for an additional one-year period. The New Credit Facility also includes a feature that will allow us to increase the New Credit Facility by $130 million, at our option, to become an $800 million facility through increased commitments from existing lenders or the addition of new lenders. The New Credit Facility may be used for our working capital and general corporate needs, including capital expenditures and to finance acquisitions. The New Credit Facility replaced the $300 million Second Amended and Restated Revolving Credit Facility Agreement.

Advances under the New Credit Facility accrue interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the New Credit Facility. The applicable margins for LIBOR-based borrowings range from .75% to 2.25%. The applicable margins for Base Rate borrowings range from 0% to 1.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio). The New Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings. Outstanding principal, accrued and unpaid interest and other amounts payable under the New Credit Facility may be accelerated upon an event of default, as such events are described in the New Credit Facility. The New Credit Facility is unsecured and contains covenants that restrict the amount of certain payments, including dividends, and require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event our leverage ratio exceeds a specified level, the New Credit Facility would become secured by the capital stock owned in substantially all of our subsidiaries. As of October 31, 2012, our leverage ratios were significantly below and our fixed charge coverage ratios were significantly above such specified levels and we were in compliance with all financial and nonfinancial covenants. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the revolving credit facility.

Index

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2012 (in thousands):

		Payments due by fiscal period
	Total	2013	2014 - 2015	2016 - 2017	Thereafter
Long-term debt obligations (1)	$127,583	$21	$194	$127,368	$—
Capital lease obligations (2)	5,100	793	1,242	929	2,136
Operating lease obligations (3)	35,101	7,320	12,736	9,639	5,406
Purchase obligations (4) (5) (6)	29,666	12,214	12,271	5,181	—
Other long-term liabilities (7) (8)	204	57	66	38	43
Total contractual obligations	$197,654	$20,405	$26,509	$143,155	$7,585
__________________

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  Also excludes interest charges associated with notes payable as such amounts are not material.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources,” above for additional information regarding our long-term debt obligations. As discussed in "Liquidity and Capital Resources," we entered into an amendment to extend the maturity date of our revolving credit facility by one year to December 2017.

(2)	Inclusive of $.9 million in interest charges. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for additional information regarding our capital lease obligations.

(3)	See Note 16, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(4)
The noncontrolling interest holders of certain subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests through fiscal 2022. The Put Rights provide that cash consideration be paid for their noncontrolling interests (“Redemption Amount”).  As of October 31, 2012, management’s estimate of the aggregate Redemption Amount of all Put Rights that we would be required to pay is approximately $67 million, which is reflected within redeemable noncontrolling interests in our Consolidated Balance Sheet.  Of this amount, $7.7 million and $8.3 million are included in the table as amounts payable in fiscal 2013 and 2014, respectively, pursuant to the past exercise of such Put Rights by the noncontrolling interest holder of one of our subsidiaries. On December 17, 2012, the Company and the noncontrolling interest holder agreed to accelerate these remaining Redemption Amounts, which were paid on December 19, 2012. All other Redemption Amounts have been excluded from the table as the timing of such payments is contingent upon the exercise of the Put Rights.

(5)
Also includes contingent consideration aggregating $10.9 million related to a fiscal 2012 acquisition should the acquired entity meet certain earnings objectives during each of the first five years following the acquisition.  Also includes $1.2 million of accrued additional purchase consideration related to certain fiscal 2012 acquisitions expected to be paid in fiscal 2013. See Note 2, Acquisitions, and Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

(6)
Also includes an aggregate $1.6 million of commitments principally for capital expenditures. All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

Index

(7)
Represents payments aggregating $.4 million under our Directors Retirement Plan, for which benefits are presently being paid and excludes $.2 million of payments for which benefit payments have not yet commenced.  Our Directors Retirement Plan’s projected benefit obligation of $.3 million is accrued within other long-term liabilities in our Consolidated Balance Sheet as of October 31, 2012.  See Note 10, Retirement Plans, of the Notes to Consolidated Financial Statements (the plan is unfunded and we pay benefits directly).  The amounts in the table do not include liabilities related to the Leadership Compensation Plan or our other deferred compensation arrangement as they are each fully supported by assets held within irrevocable trusts.  See Note 3, Selected Financial Statement Information – Other Long-Term Assets and Liabilities, of the Notes to Consolidated Financial Statements for further information about these two deferred compensation plans.

(8)
The amounts in the table do not include approximately $2.3 million of our liability for unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows associated with these unrecognized tax benefits as we are unable to make reasonably reliable estimates of the timing of any cash settlements.  See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for further information about our liability for unrecognized tax benefits.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards and provides increased transparency around valuation inputs and investment categorization. ASU 2011-04 also requires new disclosures about qualitative and quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. We adopted ASU 2011-04 in the second quarter of fiscal 2012, resulting in only expanded fair value disclosures and no impact on our results of operations, financial position or cash flows.

Index

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders' equity. ASU 2011-05 must be applied retroactively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, or in the first quarter of fiscal 2013 for us. We are currently evaluating which presentation option we will elect, but the adoption of these provisions will have no effect on our results of operations, financial position or cash flows.

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We adopted ASU 2012-02 in the fourth quarter of fiscal 2012. The adoption of this guidance did not impact our results of operations, financial position or cash flows.

Index

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

•
Our ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest and income tax rates and economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues.

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

Index

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which we have exposure is interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Based on our aggregate outstanding variable rate debt balance of $127 million as of October 31, 2012, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows.

We maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2012 would not have a material effect on our results of operations, financial position or cash flows.

We are also exposed to foreign currency exchange rate fluctuations on the United States dollar value of our foreign currency denominated transactions, which are principally in Euros, Canadian dollars and British pounds sterling.  A hypothetical 10% weakening in the exchange rate of the Euro, Canadian dollar or British pound sterling to the United States dollar as of October 31, 2012 would not have a material effect on our results of operations, financial position or cash flows.

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 20, 2012

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$21,451	$17,500
Accounts receivable, net	122,214	106,414
Inventories, net	189,704	164,967
Prepaid expenses and other current assets	6,997	5,471
Deferred income taxes	27,545	22,286
Total current assets	367,911	316,638

Property, plant and equipment, net	80,518	67,074
Goodwill	542,114	443,402
Intangible assets, net	154,324	78,157
Deferred income taxes	2,492	2,374
Other assets	45,487	33,424
Total assets	$1,192,846	$941,069

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$626	$335
Trade accounts payable	50,083	43,547
Accrued expenses and other current liabilities	76,241	76,376
Income taxes payable	4,564	3,132
Total current liabilities	131,514	123,390

Long-term debt, net of current maturities	131,194	39,823
Deferred income taxes	90,436	58,899
Other long-term liabilities	52,777	33,373
Total liabilities	405,921	255,485

Commitments and contingencies (Notes 2 and 16)

Redeemable noncontrolling interests (Note 12)	67,166	65,430

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 21,346 and 21,318 shares issued and outstanding	213	171
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 31,517 and 31,278 shares issued and outstanding	315	250
Capital in excess of par value	244,632	226,120
Deferred compensation obligation	823	522
HEICO stock held by irrevocable trust	(823)	(522)
Accumulated other comprehensive (loss) income	(3,572)	3,033
Retained earnings	375,085	299,497
Total HEICO shareholders’ equity	616,673	529,071
Noncontrolling interests	103,086	91,083
Total shareholders’ equity	719,759	620,154
Total liabilities and equity	$1,192,846	$941,069
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2012	2011	2010

Net sales	$897,347	$764,891	$617,020

Operating costs and expenses:
Cost of sales	569,911	490,450	394,673
Selling, general and administrative expenses	164,142	136,010	113,174

Total operating costs and expenses	734,053	626,460	507,847

Operating income	163,294	138,431	109,173

Interest expense	(2,432)	(142)	(508)
Other income	313	64	390

Income before income taxes and noncontrolling interests	161,175	138,353	109,055

Income tax expense	54,500	42,900	36,700

Net income from consolidated operations	106,675	95,453	72,355

Less: Net income attributable to noncontrolling interests	21,528	22,633	17,417

Net income attributable to HEICO	$85,147	$72,820	$54,938

Net income per share attributable to HEICO shareholders (Note 13):
Basic	$1.62	$1.40	$1.07
Diluted	$1.60	$1.37	$1.04

Weighted average number of common shares outstanding:
Basic	52,689	52,040	51,301
Diluted	53,299	53,127	52,767

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	($522)	$3,033	$299,497	$91,083	$620,154
Comprehensive income:
Net income	9,526	—	—	—	—	—	—	85,147	12,002	97,149
Foreign currency translation	—	—	—	—	—	—	(6,457)	—	—	(6,457)
Total comprehensive income	9,526	—	—	—	—	—	(6,457)	85,147	12,002	90,692
Cash dividends ($.108 per share)	—	—	—	—	—	—	—	(5,689)	—	(5,689)
Five-for-four common stock split	—	42	63	(105)	—	—	—	(16)	—	(16)
Issuance of common stock for HEICO Savings and Investment Plan	—	—	—	982	—	—	—	—	—	982
Tax benefit from stock option exercises	—	—	—	13,164	—	—	—	—	—	13,164
Stock option compensation expense	—	—	—	3,948	—	—	—	—	—	3,948
Proceeds from stock option exercises	—	—	2	831	—	—	—	—	—	833
Redemptions of common stock related to stock option exercises	—	—	—	(307)	—	—	—	—	—	(307)
Distributions to noncontrolling interests	(9,090)	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(7,616)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	3,918	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	3,775	—	—	—	—	—	—	(3,775)	—	(3,775)
Deferred compensation obligation	—	—	—	—	301	(301)	—	—	—	—
Other	1,223	—	—	(1)	—	—	(148)	(79)	1	(227)
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balance as of October 31, 2010	$55,048	$131	$199	$227,993	$—	$—	($124)	$240,913	$85,714	$554,826
Comprehensive income:
Net income	11,264	—	—	—	—	—	—	72,820	11,369	84,189
Foreign currency translation	—	—	—	—	—	—	3,012	—	—	3,012
Total comprehensive income	11,264	—	—	—	—	—	3,012	72,820	11,369	87,201
Cash dividends ($.086 per share)	—	—	—	—	—	—	—	(4,494)	—	(4,494)
Five-for-four common stock split	—	33	50	(83)	—	—	—	(102)	—	(102)
Tax benefit from stock option exercises	—	—	—	7,703	—	—	—	—	—	7,703
Stock option compensation expense	—	—	—	2,647	—	—	—	—	—	2,647
Proceeds from stock option exercises	—	9	2	2,156	—	—	—	—	—	2,167
Redemptions of common stock related to stock option exercises	—	(3)	—	(14,295)	—	—	—	—	—	(14,298)
Distributions to noncontrolling interests	(8,893)	—	—	—	—	—	—	—	(6,000)	(6,000)
Acquisitions of noncontrolling interests	(7,241)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	5,612	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	9,640	—	—	—	—	—	—	(9,640)	—	(9,640)
Deferred compensation obligation	—	—	—	—	522	(522)	—	—	—	—
Other	—	1	(1)	(1)	—	—	145	—	—	144
Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	($522)	$3,033	$299,497	$91,083	$620,154

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2009	$56,937	$104	$157	$224,625	$—	$—	($1,381)	$189,485	$77,668	$490,658
Comprehensive income:
Net income	9,370	—	—	—	—	—	—	54,938	8,047	62,985
Foreign currency translation	—	—	—	—	—	—	1,271	—	—	1,271
Total comprehensive income	9,370	—	—	—	—	—	1,271	54,938	8,047	64,256
Cash dividends ($.069 per share)	—	—	—	—	—	—	—	(3,546)	—	(3,546)
Five-for-four common stock split	—	26	40	(66)	—	—	—	(68)	—	(68)
Tax benefit from stock option exercises	—	—	—	951	—	—	—	—	—	951
Stock option compensation expense	—	—	—	1,353	—	—	—	—	—	1,353
Proceeds from stock option exercises	—	1	2	1,812	—	—	—	—	—	1,815
Redemptions of common stock related to stock option exercises	—	—	—	(681)	—	—	—	—	—	(681)
Distributions to noncontrolling interests	(10,360)	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(795)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(104)	—	—	—	—	—	—	104	—	104
Other	—	—	—	(1)	—	—	(14)	—	(1)	(16)
Balances as of October 31, 2010	$55,048	$131	$199	$227,993	$—	$—	($124)	$240,913	$85,714	$554,826

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2012	2011	2010
Operating Activities:
Net income from consolidated operations	$106,675	$95,453	$72,355
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	30,656	18,543	17,597
Impairment of intangible assets	—	4,987	1,438
Change in value of contingent consideration	119	(1,150)	—
Issuance of common stock for HEICO Savings and Investment Plan	982	—	—
Deferred income tax (benefit) provision	(2,834)	29	1,817
Tax benefit from stock option exercises	13,164	7,703	951
Excess tax benefit from stock option exercises	(12,110)	(6,346)	(669)
Stock option compensation expense	3,948	2,647	1,353
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(5,782)	(5,327)	(10,684)
(Increase) decrease in inventories	(7,484)	(9,405)	6,359
(Increase) decrease in prepaid expenses and other current assets	(1,072)	(343)	549
Increase in trade accounts payable	4,269	7,257	125
Increase in accrued expenses and other current liabilities	5,182	10,425	11,474
Increase (decrease) in income taxes payable	1,759	1,516	(1,196)
Other	1,113	(471)	248
Net cash provided by operating activities	138,585	125,518	101,717

Investing Activities:
Acquisitions, net of cash acquired	(197,285)	(94,655)	(39,061)
Capital expenditures	(15,262)	(9,446)	(8,877)
Other	(161)	201	(325)
Net cash used in investing activities	(212,708)	(103,900)	(48,263)

Financing Activities:
Borrowings on revolving credit facility	191,000	72,000	37,000
Payments on revolving credit facility	(100,000)	(50,000)	(78,000)
Excess tax benefit from stock option exercises	12,110	6,346	669
Distributions to noncontrolling interests	(9,090)	(14,893)	(10,360)
Redemptions of common stock related to stock option exercises	(307)	(14,298)	(681)
Acquisitions of noncontrolling interests	(7,616)	(7,241)	(795)
Cash dividends paid	(5,689)	(4,494)	(3,546)
Revolving credit facility issuance costs	(3,028)	—	—
Proceeds from stock option exercises	833	2,167	1,815
Other	214	(256)	(294)
Net cash provided by (used in) financing activities	78,427	(10,669)	(54,192)

Effect of exchange rate changes on cash	(353)	8	114

Net increase (decrease) in cash and cash equivalents	3,951	10,957	(624)
Cash and cash equivalents at beginning of year	17,500	6,543	7,167
Cash and cash equivalents at end of year	$21,451	$17,500	$6,543
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

HEICO Corporation, through its principal subsidiaries HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), HEICO Flight Support Corp. and HEICO Electronic Technologies Corp. (“HEICO Electronic”) and their subsidiaries (collectively, the “Company”), is principally engaged in the design, manufacture and sale of aerospace, defense and electronic related products and services throughout the United States and internationally.  The Company’s customer base is primarily the aviation, defense, space, medical, telecommunications and electronics industries.

Basis of Presentation

The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly-owned except for HEICO Aerospace, which is 20%-owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates four subsidiaries which are 80.1%, 80.1%, 82.3%, and 86.7% owned, respectively, and a joint venture, which is 84% owned. Also, HEICO Flight Support Corp. consolidates two subsidiaries which are 80.1% and 84% owned, respectively. Furthermore, HEICO Electronic consolidates three subsidiaries, which are 80.1%, 82.5%, and 95.9% owned, respectively, and a wholly-owned subsidiary of HEICO Electronic consolidates a subsidiary which is 78% owned. See Note 12, Redeemable Noncontrolling Interests. All significant intercompany balances and transactions are eliminated.

Stock Splits

In March of 2012, 2011 and 2010, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock splits were effected as of April 25, 2012, April 26, 2011 and April 27, 2010, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of April 13, 2012, April 15, 2011 and April 16, 2010, respectively.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

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

Index

Cash and Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments such as U.S. Treasury bills and money market funds with an original maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers and unbilled costs and estimated earnings related to revenue from certain fixed price contracts recognized on the percentage-of-completion method that have been recognized for accounting purposes, but not yet billed to customers.  The valuation of accounts receivable requires that the Company set up an allowance for estimated uncollectible accounts and record a corresponding charge to bad debt expense.  The Company estimates uncollectible receivables based on such factors as its prior experience, its appraisal of a customer’s ability to pay, age of receivables outstanding and economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries.

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

Index

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

Capital Leases

Assets acquired under capital leases are recorded at the lower of the fair value of the asset or the present value of the future minimum lease payments, excluding that portion of the payments representing executory costs. The discount rate used in determining the present value of the minimum lease payments is the lower of the rate implicit in the lease or the Company's incremental borrowing rate. Assets under capital leases are included in property, plant and equipment and are depreciated over the shorter of the lease term or the useful life of the leased asset. Lease payments under capital leases are recognized as a reduction of the capital lease obligation and interest expense.

Business Combinations

The Company adopted new accounting guidance for business combinations effective prospectively for acquisitions consummated on or after November 1, 2009 (the beginning of fiscal 2010).  Under the new guidance, any contingent consideration is recognized as a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations.  Acquisition costs are generally expensed as incurred under the new guidance. Contingent consideration paid or accrued in fiscal 2012, 2011 and 2010 related to acquisitions consummated prior to fiscal 2010 were based on a multiple of each applicable subsidiary’s earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company.  Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill.  Information regarding additional contingent purchase consideration related to acquisitions prior to fiscal 2010 may be found in Note 2, Acquisitions.

Index

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates.

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

Amortization expense of intellectual property, licenses and patents is recorded as a component of cost of sales, and amortization expense of customer relationships, non-compete agreements and trade names is recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.  The Company tests each non-amortizing intangible asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  During fiscal 2012, the Company adopted new accounting guidance which permits an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. Accordingly, the Company first assesses qualitative factors for certain trade names to determine whether it is more likely than not that the asset's fair value is less than its carrying amount and if necessary, performs a quantitative analysis comparing the asset's current fair value to its carrying amount. To derive the fair value of its trade names, the Company utilizes an income approach.  The Company also tests each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying

Index

value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Derivative Instruments

From time to time, the Company utilizes certain derivative instruments (e.g. foreign currency forward contracts and interest rate swap agreements) to hedge the variability of foreign currency exchange rates and the expected future cash flows of certain transactions.  Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting.  There are three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), (2) a hedge of the variability in cash flows from forecasted transactions (cash flow hedge), and (3) a hedge of the variability caused by changes in foreign currency exchange rates (foreign currency hedge).

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

During fiscal 2012 and 2011, the Company entered into foreign currency forward contracts to mitigate foreign exchange risk of certain transactions. The impact of these forward contracts did not have a material effect on the Company’s results of operations, financial position

Index

or cash flows in fiscal 2012 or 2011.  The Company did not utilize any derivative instruments in fiscal 2010.

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

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from the rendering of services represented less than 10% of consolidated net sales for all periods presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 1%, 1%, and 2% in fiscal 2012, 2011 and 2010, respectively.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2012, 2011 or 2010.

The asset, “costs and estimated earnings in excess of billings” on uncompleted percentage-of-completion contracts, included in accounts receivable, represents revenue recognized in excess of amounts billed.  The liability, “billings in excess of costs and estimated

Index

earnings,” included in accrued expenses and other current liabilities, represents billings in excess of revenue recognized on contracts accounted for under the percentage-of-completion method.  Billings are made based on the completion of certain milestones as provided for in the contracts.

For fixed price contracts in which costs cannot be dependably estimated, revenue is recognized on the completed-contract method.  A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.  Progress billings and customer advances (“billings to date”) received on fixed price contracts accounted for under the completed-contract method are classified as a reduction to contracts in process (a component of inventories), if any, and any remaining amount is included in accrued expenses and other current liabilities.

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

Index

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

Index

from the assumed exercise of stock options, if dilutive.  The dilutive impact of potentially dilutive common shares is determined by applying the treasury stock method.

As further detailed in “Redeemable Noncontrolling Interests” above, the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value affect net income attributable to HEICO for purposes of determining net income per share attributable to HEICO shareholders (see Note 13, Net Income per Share Attributable to HEICO Shareholders).

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards and provides increased transparency around valuation inputs and investment categorization. ASU 2011-04 also requires new disclosures about qualitative and quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The Company adopted ASU 2011-04 in the second quarter of fiscal 2012, resulting in only expanded fair value disclosures and no impact on the Company's results of operations, financial position or cash flows.

Index

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders' equity. ASU 2011-05 must be applied retroactively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, or in the first quarter of fiscal 2013 for HEICO. The Company is currently evaluating which presentation option it will elect, but the adoption of these provisions will have no effect on its results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of goodwill by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or in fiscal 2013 for HEICO's annual impairment test. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company adopted ASU 2012-02 in the fourth quarter of fiscal 2012. The adoption of this guidance did not impact the Company's results of operations, financial position or cash flows.

Index

2.    ACQUISITIONS

Switchcraft Acquisition

On November 22, 2011, the Company, through HEICO Electronic, acquired Switchcraft, Inc. (“Switchcraft”) through the purchase of all of the stock of Switchcraft’s parent company, Switchcraft Holdco, Inc., for approximately $142.7 million, net of cash acquired. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company’s revolving credit facility. Switchcraft is a leading designer and manufacturer of high performance, high reliability and harsh environment electronic connectors and other interconnect products. This acquisition is consistent with HEICO’s practice of acquiring outstanding, niche designers and manufacturers of critical components in the aerospace and electronic industries and will further enable the Company to broaden its product offerings, technologies and customer base.

The following table summarizes the allocation of the purchase price of Switchcraft to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands).

Assets acquired:
Goodwill	$73,405
Identifiable intangible assets	72,500
Inventories	13,086
Property, plant and equipment	10,884
Accounts receivable	6,123
Other assets	1,358
Total assets acquired, excluding cash	$177,356

Liabilities assumed:
Deferred income taxes	$30,244
Accrued expenses	2,252
Accounts payable	1,889
Other liabilities	258
Total liabilities assumed	$34,643
Net assets acquired, excluding cash	$142,713
The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Switchcraft and the value of its assembled workforce that do not qualify for separate recognition. The operating results of Switchcraft were included in the Company’s results of operations from the effective acquisition date. The Company’s consolidated net sales and net income attributable to HEICO for fiscal 2012 includes approximately $54.6 million and $3.6 million, respectively, from the acquisition of Switchcraft.

Index

The following table presents unaudited pro forma financial information for fiscal 2011 as if the acquisition of Switchcraft had occurred as of November 1, 2010 (in thousands).

Year ended
October 31, 2011
Net sales	$824,767
Net income from consolidated operations	$100,842
Net income attributable to HEICO	$78,209
Net income per share attributable to HEICO shareholders:
Basic	$1.50
Diluted	$1.47
The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2010. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Had the acquisition been consummated as of November 1, 2010, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2012 would not have been materially different than the reported amounts.
Other Acquisitions

In February 2010, the Company, through HEICO Electronic, acquired substantially all of the assets and assumed certain liabilities of dB Control Corp. dB Control Corp. produces high-power devices used in both defense and commercial applications.

In December 2010, the Company, through HEICO Aerospace, acquired 80.1% of the assets and assumed certain liabilities of Blue Aerospace LLC ("Blue Aerospace"). Blue Aerospace is a supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States.  The remaining 19.9% interest continues to be owned by certain members of Blue Aerospace’s management team.

In September 2011, the Company, through HEICO Electronic, acquired all of the outstanding capital stock of 3D Plus SA (“3D Plus”).  3D Plus is a leading designer and manufacturer of three-dimensional microelectronic and stacked memory products used predominately in satellites and also utilized in medical equipment.

In March 2012, the Company, through HEICO Electronic, acquired the business and substantially all of the assets of Ramona Research, Inc. (“Ramona Research”). Ramona Research designs and manufactures RF and microwave amplifiers, transmitters and receivers primarily used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems. The total consideration includes an

Index

accrual of approximately $10.8 million as of the acquisition date representing the fair value of contingent consideration in aggregate that the Company may be obligated to pay should Ramona Research meet certain earnings objectives during each of the first five years following the acquisition. The maximum amount of contingent consideration that the Company could be required to pay is $14.6 million in aggregate. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation.

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

In August 2012, the Company, through HEICO Flight Support Corp., acquired 84% of the assets and assumed certain liabilities of CSI Aerospace, Inc. (“CSI Aerospace”).  CSI Aerospace is a leading repair and overhaul provider of specialized components for airlines, military and other aerospace related organizations.  The remaining 16% interest continues to be owned by certain members of CSI Aerospace's management team.

In October 2012, the Company, through HEICO Flight Support Corp., acquired 80.1% of the assets and assumed certain liabilities of Action Research Corporation (“Action Research”). Action Research is an FAA-Approved Repair Station that has developed unique proprietary repairs that extend the lives of certain engine and airframe components. The remaining 19.9% interest continues to be owned by an existing member of Action Research's management team. The purchase price of this acquisition was paid using cash provided by operating activities.

Unless otherwise noted, the purchase price of each of the above referenced other acquisitions was paid in cash principally using proceeds from our revolving credit facility and is not material or significant to the Company's consolidated financial statements.

As further discussed in Note 15, Operating Segments, the Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.

Index

The following table summarizes the allocation of the aggregate purchase price of the other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands).

	Year ended October 31,
	2012	2011	2010
Assets Acquired:
Identifiable intangible assets	$21,831	$40,187	$15,400
Goodwill	18,607	49,575	12,972
Inventories	4,587	16,847	3,184
Accounts receivable	4,393	9,072	6,685
Property, plant and equipment	1,353	10,206	573
Other assets	171	1,639	24
Total assets acquired, excluding cash	$50,942	$127,526	$38,838

Liabilities assumed:
Accrued purchase consideration	$11,984	$5,738	$910
Accrued expenses	645	7,634	1,553
Accounts payable	445	7,555	1,489
Deferred income taxes	—	7,423	—
Other liabilities	—	5,184	—
Total liabilities assumed	$13,074	$33,534	$3,952

Noncontrolling interests in consolidated subsidiaries	$3,918	$5,921	$—

Acquisitions, net of cash acquired	$33,950	$88,071	$34,886

The purchase price allocation of the Company's other fiscal 2012 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocation to be material to the Company's consolidated financial statements. During fiscal 2012, the Company recorded certain immaterial measurement period adjustments to the purchase price allocation of its other fiscal 2011 acquisitions which are reflected in the table above. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Blue Aerospace, CSI Aerospace and Action Research, benefit both the Company and the noncontrolling interest holders. Based on the factors comprising the goodwill recognized and consideration of an insignificant control premium, the fair value of the noncontrolling interest in Blue Aerospace and Action Research was determined based on the consideration of the purchase price paid by the Company for its controlling ownership interest. The fair value of the noncontrolling interest in CSI Aerospace was determined based on the consideration of the purchase price paid by the Company for its

Index

controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the Company’s fiscal 2012 acquisitions were included in the Company’s results of operations from the effective acquisition dates.  The amount of net sales and earnings of the fiscal 2012 acquisitions excluding Switchcraft included in the Consolidated Statements of Operations is not material.  Had the fiscal 2012 acquisitions excluding Switchcraft been consummated as of the beginning of fiscal 2011, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2012 and 2011 would not have been materially different than the reported amounts.

Additional Purchase Consideration

As part of the purchase agreements associated with certain acquisitions consummated prior to fiscal 2010, the Company was obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition. For such acquisitions, the Company accrued an estimate of additional purchase consideration when the earnings objectives were met. During fiscal 2012, the Company, through HEICO Electronic, paid $15.1 million of such additional purchase consideration of which $4.8 million was accrued as of October 31, 2011. During fiscal 2011, the Company, through HEICO Electronic, paid $6.6 million of such additional purchase consideration of which $4.1 million was accrued as of October 31, 2010. During fiscal 2010, the Company, through HEICO Electronic, paid $4.2 million of such additional purchase consideration of which $1.8 million was accrued as of October 31, 2009. The amounts paid in fiscal 2012, 2011 and 2010 were based on a multiple of each applicable subsidiary's earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company. Accordingly, these amounts represent an additional cost of the respective entity recorded as additional goodwill. As of October 31, 2012, the Company has no remaining obligation to pay additional purchase consideration for acquisitions consummated prior to fiscal 2010.

Pursuant to the terms of the Stock Purchase Agreement (“SPA”) related to the acquisition of 3D Plus, the Company paid $5.5 million of additional purchase consideration in fiscal 2012 representing the difference between 3D Plus' actual working capital as of the acquisition date and the amount estimated per the SPA.

Pursuant to the terms of the purchase agreements related to certain fiscal 2012 acquisitions, the Company is obligated to pay additional purchase consideration representing the difference between the actual net assets of the acquired entity as of the acquisition date and the amount estimated in the purchase agreement.  The aggregate amount of such additional purchase consideration accrued as of October 31, 2012 is $1.2 million, which is included in accrued expenses and other current liabilities in the Company's Consolidated Balance Sheet and expected to be paid during fiscal 2013.

Index

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2012	2011
Accounts receivable	$124,548	$109,081
Less: Allowance for doubtful accounts	(2,334)	(2,667)
Accounts receivable, net	$122,214	$106,414

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
(in thousands)	2012	2011
Costs incurred on uncompleted contracts	$6,673	$4,443
Estimated earnings	6,235	4,206
	12,908	8,649
Less: Billings to date	(7,426)	(4,876)
Included in the accompanying Consolidated Balance Sheets under the caption "Accounts receivable, net" (costs and estimated earnings in excess of billings)	$5,482	$3,773

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material in fiscal 2012, 2011 or 2010. Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2012, 2011 or 2010.

Inventories

	As of October 31,
(in thousands)	2012	2011
Finished products	$93,873	$86,487
Work in process	18,887	19,708
Materials, parts, assemblies and supplies	69,042	52,173
Contracts in process	8,299	8,291
Less: Billings to date	(397)	(1,692)
Inventories, net of valuation reserves	$189,704	$164,967

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method.  Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

	As of October 31,
(in thousands)	2012	2011
Land	$4,505	$3,825
Buildings and improvements	54,322	46,892
Machinery, equipment and tooling	109,041	94,297
Construction in progress	5,599	3,671
	173,467	148,685
Less: Accumulated depreciation and amortization	(92,949)	(81,611)
Property, plant and equipment, net	$80,518	$67,074

The amounts set forth above include tooling costs having a net book value of $6.0 million and $3.9 million as of October 31, 2012 and 2011, respectively. Amortization expense on capitalized tooling was $2.1 million, $2.1 million and $1.9 million for fiscal 2012, 2011 and 2010, respectively.

The amounts set forth above also include $5.2 million and $4.3 million of assets under capital leases as of October 31, 2012 and October 31, 2011, respectively. Accumulated depreciation associated with the assets under capital leases was $.6 million and less than $.1 million as of October 31, 2012 and October 31, 2011, respectively. See Note 5, Long-Term Debt, for additional information pertaining to these capital lease obligations.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $11.6 million, $8.6 million and $8.7 million for fiscal 2012, 2011 and 2010, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2012	2011
Accrued employee compensation and related payroll taxes	$41,307	$39,330
Accrued customer rebates and credits	10,833	9,595
Accrued additional purchase consideration	2,917	11,016
Deferred revenue	6,442	3,195
Other	14,742	13,240
Accrued expenses and other current liabilities	$76,241	$76,376

The total customer rebates and credits deducted within net sales for the fiscal years ended October 31, 2012, 2011 and 2010 was $2.8 million, $8.7 million and $8.9 million, respectively.
The decrease in customer rebates and credits principally reflects a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in associated rebate percentages.

Index

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  Director fees that would otherwise be payable in Company common stock may be deferred into the Plan, and, when distributable, are distributed in actual shares of Company common stock.  The Plan does not provide for diversification of a director’s assets allocated to Company common stock.  The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the Plan charged to income in fiscal 2012, 2011 and 2010 totaled $3.8 million, $3.6 million and $2.9 million, respectively.  The aggregate liabilities of the LCP were $36.5 million and $26.7 million as of October 31, 2012 and 2011, respectively, and are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $37.1 million and $27.0 million as of October 31, 2012 and 2011, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $4.2 million and $4.1 million as of October 31, 2012 and 2011, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees.  The Company makes no contributions to this plan.  The assets of this plan, which equaled the deferred compensation liability as of October 31, 2012 and 2011, respectively, are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets.  Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

Index

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments:  the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).  Changes in the carrying amount of goodwill during fiscal 2012 and 2011 by operating segment are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2010	$188,459	$196,557	$385,016
Goodwill acquired	3,898	45,070	48,968
Accrued additional purchase consideration	—	4,849	4,849
Adjustments to goodwill	—	2,480	2,480
Foreign currency translation adjustments	—	2,089	2,089
Balances as of October 31, 2011	192,357	251,045	443,402
Goodwill acquired	10,873	81,139	92,012
Adjustments to goodwill	309	10,513	10,822
Foreign currency translation adjustments	—	(4,122)	(4,122)
Balances as of October 31, 2012	$203,539	$338,575	$542,114

The goodwill acquired during fiscal 2012 and 2011 relates to the acquisitions consummated in those respective years as described in Note 2, Acquisitions.  Goodwill acquired represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The adjustments to goodwill during fiscal 2012 principally represent additional purchase consideration paid relating to a prior year acquisition for which the earnings objectives were met in fiscal 2012 as well as immaterial measurement period adjustments to the purchase price allocations of the fiscal 2011 acquisitions.  The adjustments to goodwill during fiscal 2011 principally represent additional purchase consideration paid relating to a prior year acquisition for which the earnings objectives were met in fiscal 2011 and an adjustment to the additional purchase consideration accrued as of the end of fiscal 2010 relating to a different prior year acquisition. The accrued additional purchase consideration recognized in fiscal 2011 is the result of a subsidiary meeting certain earnings objectives that year. See Note 2, Acquisitions, for additional information regarding additional contingent purchase consideration.  The foreign currency translation adjustments reflect unrealized translation gains on the goodwill recognized in connection with foreign subsidiaries.  Foreign currency translation adjustments are included in other comprehensive income in the Company’s Consolidated Statements of Shareholders’ Equity and Comprehensive Income.  The Company estimates that approximately $21 million and $57 million of the goodwill recognized in fiscal 2012 and 2011, respectively, will be deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2012, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Index

Identifiable intangible assets consist of (in thousands):

	As of October 31, 2012			As of October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$102,172	($24,038)	$78,134	$51,934	($18,085)	$33,849
Intellectual property	43,093	(5,738)	37,355	18,493	(2,236)	16,257
Licenses	2,900	(1,117)	1,783	2,900	(854)	2,046
Non-compete agreements	1,339	(1,320)	19	1,364	(1,203)	161
Patents	589	(309)	280	576	(313)	263
Trade names	566	(336)	230	569	(224)	345
	150,659	(32,858)	117,801	75,836	(22,915)	52,921
Non-Amortizing Assets:
Trade names	36,523	—	36,523	25,236	—	25,236
	$187,182	($32,858)	$154,324	$101,072	($22,915)	$78,157

The increase in the gross carrying amount of customer relationships, intellectual property, and non-amortizing trade names as of October 31, 2012 compared to October 31, 2011 principally relates to such intangible assets recognized in connection with acquisitions made during fiscal 2012 (see Note 2, Acquisitions). The weighted average amortization period of the customer relationships and intellectual property acquired during fiscal 2012 is 9 years and 11 years, respectively.

Amortization expense of other intangible assets was $16.2 million, $7.6 million and $6.8 million for the fiscal years ended October 31, 2012, 2011 and 2010, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $17.7 million in fiscal 2013, $17.0 million in fiscal 2014, $15.4 million in fiscal 2015, $14.0 million in fiscal 2016, $13.3 million in fiscal 2017 and $40.4 million thereafter.

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

Index

5.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of October 31,
	2012	2011
Borrowings under revolving credit facility	$127,000	$36,000
Capital leases and notes payable	4,820	4,158
	131,820	40,158
Less: Current maturities of long-term debt	(626)	(335)
	$131,194	$39,823

As of October 31, 2012, the aggregate amount of long-term debt, excluding capital leases, that will mature within the next five years is less than $.1 million in fiscal 2013, $.1 million in fiscal 2014, $.1 million in fiscal 2015, $.2 million in fiscal 2016 and $127.2 million in fiscal 2017.

Capital Lease Obligations

In connection with the acquisition of 3D Plus, the Company assumed a capital lease for a manufacturing facility and related property in France.  The lease contains a bargain purchase option and has a twelve-year term, which began in February 2011. Additionally, the acquisition of 3D Plus resulted in the Company assuming various capital leases for manufacturing equipment. The manufacturing equipment leases have terms ranging from approximately three to five years. The estimated future minimum lease payments of all capital leases for the next five fiscal years and thereafter are as follows (in thousands):

Year ending October 31,
2013	$793
2014	689
2015	553
2016	507
2017	422
Thereafter	2,136
Total minimum lease payments	5,100
Less: amount representing interest	(863)
Present value of minimum lease payments	$4,237

Index

Revolving Credit Facility

In December 2011, the Company entered into a $670 million Revolving Credit Agreement (“New Credit Facility”) with a bank syndicate. In December 2012, the Company extended the maturity date of the New Credit Facility by one year to December 2017. Under certain circumstances, the maturity of the New Credit Facility may be further extended for an additional one-year period. The New Credit Facility also includes a feature that will allow the Company to increase the New Credit Facility by $130 million, at its option, to become an $800 million facility through increased commitments from existing lenders or the addition of new lenders. The New Credit Facility may be used for working capital and general corporate needs of the Company, including capital expenditures and to finance acquisitions. The New Credit Facility replaced the $300 million Second Amended and Restated Revolving Credit Facility Agreement.

Advances under the New Credit Facility accrue interest at the Company’s choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the New Credit Facility. The applicable margins for LIBOR-based borrowings range from .75% to 2.25%. The applicable margins for Base Rate borrowings range from 0% to 1.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company’s leverage ratio). The New Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings. Outstanding principal, accrued and unpaid interest and other amounts payable under the New Credit Facility may be accelerated upon an event of default, as such events are described in the New Credit Facility. The New Credit Facility is unsecured and contains covenants that restrict the amount of certain payments, including dividends, and require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event the Company’s leverage ratio exceeds a specified level, the New Credit Facility would become secured by the capital stock owned in substantially all of the Company’s subsidiaries.
As of October 31, 2012 and 2011, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.2% and .9%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2012, the Company was in compliance with all such covenants.

On December 11, 2012, the Company entered into an amendment to extend the maturity date of its revolving credit facility by one year to December 2017. The Company also amended certain covenants contained within the revolving credit facility agreement to accommodate payment of a one-time special and extraordinary cash dividend to be paid on or before December 31, 2012 (see Note 18, Subsequent Event, for additional information).

Index

6.    INCOME TAXES

The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2012	2011	2010
Current:
Federal	$48,461	$38,002	$29,180
State	7,516	4,008	4,659
Foreign	1,357	861	1,044
	57,334	42,871	34,883
Deferred	(2,834)	29	1,817
Total income tax expense	$54,500	$42,900	$36,700

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, less applicable federal income tax reduction	3.1	1.8	3.2
Net tax benefit on noncontrolling interests’ share of income	(1.7)	(2.5)	(2.6)
Net tax benefit on qualified research and development activities	(1.7)	(2.7)	(1.0)
Net tax benefit on qualified domestic production activities	(1.3)	(1.0)	(.8)
Other, net	.4	.4	(.1)
Effective tax rate	33.8%	31.0%	33.7%

Index

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company believes that it is more likely than not that it will generate sufficient future taxable income to utilize all of its deferred tax assets and has therefore not recorded a valuation allowance on any such asset.  Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2012	2011
Deferred tax assets:
Inventories	$18,536	$15,581
Deferred compensation liability	15,805	11,708
Foreign R&D carryforward and credit	3,432	3,277
Stock option compensation	3,151	1,947
Bonus accrual	2,671	2,373
Customer rebates accrual	2,029	616
Capital lease obligations	1,412	1,354
Vacation accrual	1,288	877
Warranty reserve	871	793
Allowance for doubtful accounts receivable	778	973
Other	2,119	2,986
Total deferred tax assets	52,092	42,485

Deferred tax liabilities:
Goodwill and other intangible assets	(102,829)	(68,601)
Property, plant and equipment	(8,950)	(7,069)
Other	(712)	(1,054)
Total deferred tax liabilities	(112,491)	(76,724)
Net deferred tax liability	($60,399)	($34,239)

The net deferred tax liability is classified in the Company’s Consolidated Balance Sheets as follows (in thousands):

	As of October 31,
	2012	2011
Current asset	$27,545	$22,286
Long-term asset	2,492	2,374
Long-term liability	(90,436)	(58,899)
Net deferred tax liability	($60,399)	($34,239)

Index

The increase in the Company’s net deferred tax liability from $34.2 million as of October 31, 2011 to $60.4 million as of October 31, 2012 is principally related to the net deferred tax liabilities recognized in connection with the acquisition of Switchcraft (see Note 2, Acquisitions).

As of October 31, 2012 and 2011, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2.5 million and $1.8 million, respectively, of which $1.7 million and $1.5 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during the fiscal years ended October 31, 2012 and 2011 is as follows (in thousands):

	Year ended October 31,
	2012	2011
Balances as of beginning of year	$1,834	$2,306
Increases related to prior year tax positions	1,281	50
Decreases related to prior year tax positions	(240)	(482)
Increases related to current year tax positions	299	393
Settlements	(52)	(56)
Lapse of statutes of limitations	(595)	(377)
Balances as of end of year	$2,527	$1,834

The Company’s net liability for unrecognized tax benefits was $2.3 million as of October 31, 2012, including $.4 million of interest and $.3 million of penalties and net of $1.0 million in deferred tax assets.  During the fiscal year ended October 31, 2012, the Company accrued interest of $.2 million and penalties of $.2 million related to the unrecognized tax benefits noted above. The increases related to prior year tax positions recognized in fiscal 2012 pertain to state income tax positions regarding nexus and state apportionment.

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

The Company's effective tax rate increased to 33.8% for fiscal 2012 from 31.0% for fiscal 2011. The change in the effective tax rate is partially attributed to the retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011, which resulted in the recognition of an

Index

income tax credit for qualified research and development activities for the last ten months of fiscal 2010 in the first quarter of fiscal 2011 and reduced the recognition of such income tax credit to just the first two months of qualifying research and development activities in fiscal 2012. In addition, the Company purchased certain noncontrolling interests during fiscal 2011 and 2012 that contributed to the comparative increase in the effective tax rate for fiscal 2012. Further, the increase also reflects a higher effective state income tax rate principally because the prior year includes the aforementioned benefit from state income apportionment updates recognized upon the filing of the Company's fiscal 2010 state tax returns and the amendment of certain prior year state tax returns in the third quarter of fiscal 2011 and the current year includes the effect of a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal or state examinations by tax authorities for fiscal years prior to 2009.

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

Index

7.    FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of October 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$37,086	$—	$37,086
Mutual funds	1,154	—	—	1,154
Money market funds and cash	1,122	—	—	1,122
Equity securities	991	—	—	991
Other	—	442	538	980
Total assets	$3,267	$37,528	$538	$41,333

Liabilities:
Contingent Consideration	$—	$—	$10,897	$10,897

	As of October 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$26,989	$—	$26,989
Mutual funds	1,004	—	—	1,004
Money market funds and cash	920	—	—	920
Equity securities	1,150	—	—	1,150
Other	—	451	573	1,024
Total assets	$3,074	$27,440	$573	$31,087

Liabilities	$—	$—	$—	$—

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach.  Certain other assets of the LCP represent investments in money market funds that are classified within Level 1.  The majority of the assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds and money market funds that are classified within Level 1.  A portion of the assets within

Index

the other deferred compensation plan is currently invested in a fund that invests in future and forward contracts; most of which are privately negotiated with counterparties without going through a public exchange, and that use trading methods that are proprietary and confidential.  These assets are therefore classified within Level 3 and are valued using a market approach with corresponding gains and losses reported within other income in the Company’s Consolidated Statement of Operations.  The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Consolidated Balance Sheets.  The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Consolidated Balance Sheets and have an aggregate value of $40.8 million as of October 31, 2012 and $30.8 million as of October 31, 2011.

As part of the agreement to acquire a subsidiary by the ETG in March 2012, the Company may be obligated to pay contingent consideration of up to $14.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the first five years following the acquisition. The $10.8 million estimated fair value of the contingent consideration as of the acquisition date is classified within Level 3 and was determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario that ranged from a compound annual growth rate of (8%) to 20%. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 3.5% reflecting the credit risk of a market participant. Significant changes to either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company’s consolidated statements of operations. Changes in the fair value of this contingent consideration were not material during the period ended October 31, 2012. As of October 31, 2012, the estimated amount of such contingent consideration to be paid within the next twelve months of $1.7 million is included in accrued expenses and other current liabilities and the remaining $9.2 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheet.

Index

Changes in the Company’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the fiscal years ended October 31, 2012 and 2011 are as follows (in thousands):

	Assets	Liabilities
Balances as of October 31, 2010	$—	$1,150
Reduction in value of contingent consideration	—	(1,150)
Purchases	550	—
Total unrealized gains	23	—
Balances as of October 31, 2011	573	—
Contingent consideration related to acquisition	—	10,778
Increase in value of contingent consideration	—	119
Total unrealized losses	(35)	—
Balances as of October 31, 2012	$538	$10,897

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2012.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2010, the Company may have been obligated to pay contingent consideration of up to $2.0 million in fiscal 2013 should the acquired entity meet certain earnings objectives during the second and third years following the acquisition.  As of the acquisition date, the Company recorded $1.2 million as the fair value of the contingent consideration, which was determined using a discounted cash flow model and probability adjusted internal estimates of the subsidiary’s future earnings and was classified in Level 3.  Based on the Company’s estimate that this contingent consideration had a fair value of $0 as of October 31, 2011, the $1.2 million accrued additional purchase consideration was reversed with a corresponding reduction recorded to selling, general and administrative expenses within the Company’s Consolidated Statements of Operations. The Company continues to estimate that this contingent consideration has a fair value of $0 as of October 31, 2012. The fair value reduction was primarily attributed to a lower forecast of the subsidiary’s earnings during the second and third years following the acquisition relative to such projections as of the time of acquisition.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2012 due to the relatively short maturity of the respective instruments.  The carrying value of long-term debt approximates fair value due to its variable interest rates.

During fiscal 2011 certain intangible assets within the ETG were measured at fair value on a nonrecurring basis, resulting in the recognition of impairment losses aggregating $5.0 million (see Note 4, Goodwill and Other Intangible Assets).  The fair value of each asset was determined using a discounted cash flow model and internal estimates of each asset’s future cash flows.

Index

The following table sets forth as of October 31, 2011 the fair values of the Company’s nonfinancial assets and liabilities that were measured at fair value on a nonrecurring basis, all of which are classified in Level 3, and related impairment losses recognized during fiscal 2011 (in thousands):

	2011
	Carrying Amount	Impairment Loss	Fair Value (Level 3)
Assets:
Customer relationships	$7,848	($4,351)	$3,497
Intellectual property	2,369	(459)	1,910
Trade names	3,400	(177)	3,223
Total		($4,987)

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

Index

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

Stock Splits

In March of 2012, 2011 and 2010, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock splits were effected as of April 25, 2012, April 26, 2011 and April 27, 2010, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of April 13, 2012, April 15, 2011 and April 16, 2010, respectively.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

Share Repurchases

In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase Company shares in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2012, the maximum number of shares that may yet be purchased under this program was 2,001,450 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2012, 2011 and 2010, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2012, the Company repurchased an aggregate 3,046 shares of Common Stock at a total cost of approximately $.1 million and an aggregate 6,008 shares of Class A Common Stock at a total cost of $.2 million. During fiscal 2011, the Company repurchased an aggregate 336,053 shares of Common Stock at a total cost of approximately $13.6 million and an aggregate 27,874 shares of Class A Common Stock at a total cost of approximately $.7 million.  During fiscal 2010, the Company repurchased an aggregate 27,464 shares of Common Stock at a total cost of $.6 million and an aggregate 4,083 shares of Class A Common Stock at a total cost of $.1 million.  The transactions in fiscal 2012, 2011 and 2010 occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options, did not impact the number of shares authorized for future purchase under the Company’s share repurchase program, and are reflected as redemptions of common stock related to stock option exercises in the Company's Consolidated Statements of Shareholders' Equity and Comprehensive Income and the Company's Consolidated Statements of Cash Flows.

Index

9.    STOCK OPTIONS

The Company currently has one stock option plan, the HEICO Corporation 2012 Incentive Compensation Plan (“2012 Plan”), under which stock options may be granted. The 2012 Plan became effective in March 2012, the same time the Company's 2002 Stock Option Plan (“2002 Plan”) and its remaining 1.6 million unissued shares expired. Also in March 2012, the Company made a decision to no longer issue options under its Non-Qualified Stock Option Plan (“NQSOP”) under which less than .1 million remaining unissued shares were cancelled.  Options outstanding under the 2002 Plan and NQSOP as well as the Company's 1993 Stock Option Plan, which terminated in March 2003, may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2012 Plan is 2.1 million plus any options outstanding under the 2002 Plan and NQSOP as of the 2012 Plan's effective date and that are subsequently forfeited or expire.  A total of 4.2 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2012, including 2.3 million shares currently under option and 1.9 million shares available for future grants.

Stock options granted pursuant to the 2012 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.  The exercise price per share of a stock option granted under the 2012 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and are exercisable in percentages specified as of the date of grant over a period up to ten years.  Options issued under the 2012 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options.  The 2012 Plan will terminate no later than the tenth anniversary of its effective date.

Index

Information concerning stock option activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2009	2,590	3,639	$7.44
Granted	(332)	332	$26.15
Cancelled	—	(1)	$6.98
Exercised	—	(630)	$5.39
Outstanding as of October 31, 2010	2,258	3,340	$9.68
Granted	(591)	591	$32.25
Cancelled	—	(3)	$4.95
Exercised	—	(1,614)	$5.85
Outstanding as of October 31, 2011	1,667	2,314	$18.13
Shares approved by the Shareholders for the 2012 Incentive Compensation Plan	2,125	—	$—
Granted	(259)	259	$31.21
Cancelled unissued shares under the NQSOP	(18)	—	$—
Expired unissued shares under the 2002 Plan	(1,603)	—	$—
Exercised	—	(254)	$4.03
Outstanding as of October 31, 2012	1,912	2,319	$21.13

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2012 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,175	$22.55	6.4	$18,960
Class A Common Stock	1,144	$19.66	6.5	12,564
	2,319	$21.13	6.4	$31,524

	Options Exercisable
	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	632	$16.69	5.1	$13,866
Class A Common Stock	477	$9.57	3.6	9,981
	1,109	$13.63	4.4	$23,847

Index

Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2012	2011	2010
Cash proceeds from stock option exercises	$833	$2,167	$1,815
Tax benefit realized from stock option exercises	13,164	7,703	951
Intrinsic value of stock option exercises	7,008	48,952	10,379

Net income attributable to HEICO for the fiscal years ended October 31, 2012, 2011 and 2010 includes compensation expense of $3.9 million, $2.6 million and $1.4 million, respectively, and an income tax benefit of $1.5 million, $1.0 million and $.5 million, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2012, there was $14.4 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 3.6 years.  The total fair value of stock options that vested in fiscal 2012, 2011 and 2010 was $3.6 million, $2.1 million and $1.2 million, respectively.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2012 would become immediately exercisable.

For the fiscal years ended October 31, 2012, 2011 and 2010, the excess tax benefit resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised was $12.1 million, $6.3 million and $.7 million, respectively, and is presented as a financing activity in the Company’s Consolidated Statements of Cash Flows.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the fiscal years ended October 31, 2012, 2011 and 2010:

	2012	2011		2010
	Class A Common Stock	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
Expected stock price volatility	40.11%	41.17%	38.92%	42.01%	39.57%
Risk-free interest rate	1.19%	1.64%	2.74%	2.45%	3.02%
Dividend yield	.32%	.26%	.33%	.27%	.33%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	7	9	7	9	7
Weighted average fair value	$12.75	$18.34	$11.56	$14.28	$7.12

Index

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

Participants receive 100% vesting of employee contributions and cash dividends received on Company common stock.  Vesting in Company contributions is based on a participant’s number of years of vesting service.  Contributions to the Plan charged to income in fiscal 2012 totaled $3.0 million and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the Plan. Contributions to the Plan charged to income in both fiscal 2011 and 2010 were less than $.1 million and were made with the use of forfeited shares within the Plan.

In 1991, the Company established a Directors Retirement Plan covering its then current directors.  The net assets and expenses of this plan as of October 31, 2012, 2011 and 2010 were not material to the financial position or results of operations of the Company.  The projected benefit obligation of this plan was $.3 million and $.4 million as of October 31, 2012 and 2011, respectively, and is classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.

11.    RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales amounts in fiscal 2012, 2011 and 2010 include approximately $30.4 million, $25.4 million and $22.7 million, respectively, of new product research and development expenses.

12.    REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests in fiscal 2013 through fiscal 2022.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula

Index

that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of October 31, 2012, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $67 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the actual or earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of October 31, 2012 redeemable at fair value is approximately $42 million and the portion redeemable based solely on a multiple of future earnings is approximately $25 million.

A summary of the put and call rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries and a description of any transactions involving redeemable noncontrolling interests during fiscal 2012, 2011 and 2010 is as follows:

The Company acquired an 80.1% interest in a subsidiary by the ETG in fiscal 2004. As part of the purchase agreement, the noncontrolling interest holders currently have the right to cause the Company to purchase their interests over a five-year period ending in fiscal 2017 and the Company has the right to purchase the noncontrolling interests over a five-year period beginning in fiscal 2015, or sooner under certain conditions.

Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, the noncontrolling interest holders have the right to cause the Company to purchase their interests over a four-year period beginning in fiscal 2007 or thereafter. Certain noncontrolling interest holders exercised their option during fiscal 2007 and in fiscal 2009 to cause the Company to purchase their aggregate 3% and 10.5% interest, respectively. Accordingly, the Company increased its ownership interest in the subsidiary by an aggregate 10.9% to 95.9% effective April 2011. During fiscal 2012, the Company and the noncontrolling interest holder of the aforementioned 10.5% interest agreed to defer the purchase of the remaining 2.6% interest to a future period.

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, certain noncontrolling interest holders exercised their option during fiscal 2008 to cause the Company to purchase an aggregate 28% interest of which 7% was purchased effective April 2008, 14% effective December 2008, and 7% effective February 2011. Certain other noncontrolling interest holders exercised their option to cause the Company to purchase their aggregate 1% interest effective February 2011. During fiscal 2012, the remaining noncontrolling interest holder exercised their option to cause the Company to purchase the remaining 20% interest over a three-year period ending in fiscal 2014. Accordingly, the Company's ownership interest in the subsidiary increased to 86.7% effective February 2012. On December 17, 2012, the Company and the noncontrolling interest holder agreed to accelerate the purchase of the remaining 13.3% interest, which was paid on December 19, 2012.

Index

The Company acquired an 80.1% interest in a subsidiary by the FSG in fiscal 2006. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2014, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

The Company acquired an 80.1% interest in a subsidiary through the FSG in fiscal 2008 and acquired an additional 2.2% interest in fiscal 2010, which increased the Company's ownership interest to 82.3%. Pursuant to the original purchase agreement as amended in fiscal 2012, the Company has the right to purchase the remaining noncontrolling interests over a five-year period beginning in fiscal 2016, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

The Company acquired an 82.5% interest in a subsidiary by the ETG in fiscal 2009. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests beginning in fiscal 2014, or sooner under certain conditions, and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interests over the same period.

The Company acquired an 80.1% interest in a subsidiary by the FSG in fiscal 2011. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a two-year period beginning in fiscal 2015, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

During fiscal 2012, one of the subsidiaries of the ETG formed a new subsidiary which acquired certain assets and liabilities of two businesses in exchange for shares aggregating 22% of its equity interest, valued at $.4 million. The noncontrolling interest holders have the right to cause the Company to purchase their equity interests over a two-year period beginning in fiscal 2017.

As discussed in Note 2, Acquisitions, the Company acquired an 84% interest in a subsidiary by the FSG in August 2012. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2018, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

As discussed in Note 2, Acquisitions, the Company acquired an 80.1% interest in a subsidiary by the FSG in October 2012. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2019, or sooner under certain conditions, and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interests over the same period.

Index

The purchase prices of the redeemable noncontrolling interests acquired in fiscal 2012 2011 and 2010 were paid using cash provided by operating activities. The aggregate cost of the redeemable noncontrolling interests acquired was $7.6 million, $7.2 million and  $.8 million in fiscal 2012, 2011 and 2010, respectively.

13.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2012	2011	2010
Numerator:
Net income attributable to HEICO	$85,147	$72,820	$54,938
Adjustments to redemption amount of redeemable noncontrolling interests (see Note 1)	13	19	(102)
Net income attributable to HEICO, as adjusted	$85,160	$72,839	$54,836

Denominator:
Weighted average common shares outstanding - basic	52,689	52,040	51,301
Effect of dilutive stock options	610	1,087	1,466
Weighted average common shares outstanding - diluted	53,299	53,127	52,767

Net income per share attributable to HEICO shareholders:
Basic	$1.62	$1.40	$1.07
Diluted	$1.60	$1.37	$1.04

Anti-dilutive stock options excluded	711	481	649

Index

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
2012	$212,655	$216,314	$225,969	$242,409
2011	$174,219	$184,486	$197,267	$208,919
Gross profit:
2012	$78,248	$75,198	$84,252	$89,738
2011	$63,926	$66,371	$69,825	$74,319
Net income from consolidated operations:
2012	$24,466	$24,224	$28,672	$29,313
2011	$22,523	$22,126	$26,392	$24,412
Net income attributable to HEICO:
2012	$19,185	$19,043	$23,128	$23,791
2011	$17,074	$16,830	$20,402	$18,514
Net income per share attributable to HEICO:
Basic:
2012	$.36	$.36	$.44	$.45
2011	$.33	$.32	$.39	$.35
Diluted:
2012	$.36	$.36	$.43	$.45
2011	$.32	$.32	$.38	$.35

During the third quarter of fiscal 2012, the Company filed its fiscal 2011 U.S. federal and state tax returns. As a result, the Company recognized an aggregate benefit, which increased net income attributable to HEICO by approximately $.9 million, or $.02 per basic and diluted share, net of expenses, principally from higher research and development tax credits.

In the first quarter of fiscal 2011, the Company recognized an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 upon the retroactive extension in December 2010 of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011.  The tax credit, net of expenses, increased net income attributable to HEICO by $.8 million, or $.02 per basic and diluted share.

During the third quarter of fiscal 2011, the Company filed its fiscal 2010 U.S. federal and state tax returns and amended certain prior year state tax returns.  As a result, the Company recognized an aggregate benefit, which increased net income attributable to HEICO by $2.0 million, or $.04 per basic and diluted share, net of expenses, principally from state income apportionment updates and higher research and development tax credits.

Index

During the fourth quarter of fiscal 2011, the Company recorded impairment losses related to the write-down of certain intangible assets to their estimated fair values that were partially offset by a reduction in the value of contingent consideration related to a prior year acquisition, which decreased net income attributable to HEICO by $2.4 million, or $.05 per basic share and $.04 per diluted share, in aggregate.

Due to changes in the average number of common shares outstanding, net income per share attributable to HEICO for the full fiscal year may not equal the sum of the four individual quarters.

15.    OPERATING SEGMENTS

The Company has two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.  The Flight Support Group designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government.  The Electronic Technologies Group designs and manufactures electronic, microwave, and electro-optical equipment and components, three-dimensional microelectronic and stacked memory products, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products, underwater locator beacons, traveling wave tube amplifiers, harsh environment electronic connectors and other interconnect products, and RF and microwave amplifiers, transmitters and receivers primarily for the aviation, defense, space, medical, telecommunications and electronics industries.

The Company’s reportable operating segments offer distinctive products and services that are marketed through different channels.  They are managed separately because of their unique technology and service requirements.

Index

Segment Profit or Loss

The accounting policies of the Company’s operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies.  Management evaluates segment performance based on segment operating income.

Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment	Consolidated Totals
	FSG	ETG
Year ended October 31, 2012:
Net sales	$570,325	$331,598	($4,576)	$897,347
Depreciation and amortization	10,451	19,365	840	30,656
Operating income	103,943	77,438	(18,087)	163,294
Capital expenditures	7,045	7,248	969	15,262
Total assets	487,188	636,660	68,998	1,192,846

Year ended October 31, 2011:
Net sales	$539,563	$227,771	($2,443)	$764,891
Depreciation and amortization	10,661	7,502	380	18,543
Operating income	95,001	59,465	(16,035)	138,431
Capital expenditures	6,866	2,543	37	9,446
Total assets	458,624	429,869	52,576	941,069

Year ended October 31, 2010:
Net sales	$412,337	$205,648	($965)	$617,020
Depreciation and amortization	9,899	7,308	390	17,597
Operating income	67,896	56,126	(14,849)	109,173
Capital expenditures	7,343	1,502	32	8,877
Total assets	410,666	328,577	42,400	781,643

Major Customer and Geographic Information

No one customer accounted for 10% or more of the Company’s consolidated net sales during the last three fiscal years.  The Company’s net sales originating and long-lived assets held outside of the United States during each of the last three fiscal years were not material.

The Company markets its products and services in approximately 100 countries.  The Company’s net sales to any country other than the United States of America did not exceed 10% of consolidated net sales.  Sales are attributed to countries based on the location of

Index

customers.  The composition of the Company’s net sales to customers located in the United States of America and to those in other countries for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Year ended October 31,
	2012	2011	2010
United States of America	$596,922	$507,237	$423,916
Other countries	300,425	257,654	193,104
Total	$897,347	$764,891	$617,020

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

Future minimum payments under non-cancelable operating leases for the next five fiscal years and thereafter are estimated to be as follows (in thousands):

Year ending October 31,
2013	$7,320
2014	6,477
2015	6,259
2016	5,461
2017	4,178
Thereafter	5,406
Total minimum lease commitments	$35,101

Total rent expense charged to operations for operating leases in fiscal 2012, 2011 and 2010 amounted to $7.9 million, $7.6 million and $7.0 million, respectively.

Guarantees

The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Index

Product Warranty

Changes in the Company’s product warranty liability in fiscal 2012 and 2011 are as follows (in thousands):

	Year ended October 31,
	2012	2011
Balances as of beginning of year	$2,231	$1,636
Accruals for warranties	1,621	1,693
Warranty claims settled	(1,299)	(1,098)
Acquired warranty liabilities	18	—
Balances as of end of year	$2,571	$2,231

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

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was $2.4 million, $.1 million and $.5 million in fiscal 2012, 2011 and 2010, respectively.  Cash paid for income taxes was $43.5 million, $33.9 million and $37.3 million in fiscal 2012, 2011 and 2010, respectively.  Cash received from income tax refunds in fiscal 2012, 2011 and 2010 was $1.6 million, $.8 million and $3.0 million, respectively.

18.    SUBSEQUENT EVENT

On November 27, 2012, the Company's Board of Directors declared an acceleration of HEICO's regular semi-annual $.06 per share cash dividend as well as a special and extraordinary $1.14 per share cash dividend on both classes of the Company's common stock. Based on strong enthusiasm from the Company's shareholders for the special and extraordinary cash dividend, the Company's Board of Directors announced on December 6, 2012 a $1.00 increase per share so that the total special and extraordinary dividend will now be $2.14 per share on both classes of the Company's common stock. The dividends will be paid in one payment on or before December 31, 2012 to shareholders of record on December 17, 2012. The dividends, which aggregate approximately $117 million and will be funded from borrowings under the Company's revolving credit facility, were declared in view of impending tax increases expected to take effect in calendar 2013. Accordingly, the Company is paying in December 2012 the $.06 per share dividend it would ordinarily have paid in January 2013.

Index

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

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2012.

Index

In March 2012, the Company acquired the business and substantially all of the assets of Ramona Research, Inc. In August 2012, the Company acquired 84% of the assets and assumed certain liabilities of CSI Aerospace, Inc. In October 2012, the Company acquired 80.1% of the assets and assumed certain liabilities of Action Research Corporation. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements, for additional information. As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Ramona Research Inc., CSI Aerospace, Inc. and Action Research Corporation (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2012.  Total assets and net sales of the Excluded Acquisitions constituted 3.6% of the Company's consolidated total assets as of October 31, 2012 and 1.3% of the Company's consolidated net sales for the fiscal year ended October 31, 2012, respectively.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended October 31, 2012.  A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In March 2012, the Company acquired the business and substantially all of the assets of Ramona Research, Inc. In August 2012, the Company acquired 84% of the assets and assumed certain liabilities of CSI Aerospace, Inc. In October 2012, the Company acquired 80.1% of the assets and assumed certain liabilities of Action Research Corporation. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements, for additional information. The Company is in the process of integrating Ramona Research, Inc., CSI Aerospace, Inc. and Action Research Corporation into its overall internal control over financial reporting process.

Index

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the “Company”) as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ramona Research, Inc., CSI Aerospace, Inc. and Action Research Corporation (collectively, the "Excluded Acquisitions"), which were acquired during 2012 and whose financial statements constitute 3.6% of total assets and 1.3% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2012.  Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Index

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2012 of the Company and our report dated December 20, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 20, 2012

Item 9B.    OTHER INFORMATION

None.

Index

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, as well as information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) within 120 days after the close of fiscal 2012.

Information concerning the Executive Officers of the Company is set forth in Item 1 of Part I hereof under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  The code of ethics is located on the Company’s Internet website at http://www.heico.com.  Any amendments to or waivers from a provision of this code of ethics will be posted on the Company’s website.

Item 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2012.

Index

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2012.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of October 31, 2012 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	2,319	$21.13	1,912
Equity compensation plans not approved by security holders	—	—	—
Total	2,319	$21.13	1,912
__________________

(1)
Represents aggregated information pertaining to our four equity compensation plans: the 1993 Stock Option Plan, the Non-Qualified Stock Option Plan, the 2002 Stock Option Plan and the 2012 Incentive Compensation Plan.  See Note 9, Stock Options, of the Notes to Consolidated Financial Statements for further information regarding these plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2012.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services by the principal accountant is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2012.

Index

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

Index

Exhibit		Description

3.3	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993.*

3.4	—
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

3.6	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 26, 2012, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2012.*

3.7	—	Bylaws of the Registrant are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 19, 2007.*

4.0	—
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

10.2#	—	First Amendment, effective as of January 1, 2007, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 2008.*

10.3#	—	Second Amendment, effective as of January 1, 2009, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended October 31, 2008.*

10.4#	—	Third Amendment, effective as of January 1, 2007, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended October 31, 2009.*

10.5#	—	Fourth Amendment, effective as of January 1, 2009, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended October 31, 2010.*

10.6#	—	Fifth Amendment, effective as of July 1, 2011, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended October 31, 2011.*

10.7#	—	Sixth Amendment, effective as of January 1, 2008, to the HEICO Savings and Investment Plan, is incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended October 31, 2011.*

Index

Exhibit		Description

10.8#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

10.9#	—
HEICO Corporation 1993 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-81789) filed on June 29, 1999.*

10.10#	—	HEICO Corporation Amended and Restated 2002 Stock Option Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008.*

10.11#	—	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012.*

10.12#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

10.13#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2009.*

10.14#	—	HEICO Corporation 2007 Incentive Compensation Plan, effective as of November 1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2007.*

10.15#	—
Key Employee Termination Agreement, dated as of April 5, 1988, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended October 31, 1992.*

10.16#	—
Amendment to Key Employee Termination Agreement, dated May 29, 2012 and effective as of June 1, 2012, between HEICO Corporation and Thomas S. Irwin is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 1, 2012.*

10.17#	—
Employment Agreement and Non-Competition and Non-Solicitation Agreement, dated April 2, 2012 and becoming effective June 1, 2012, by and between HEICO Corporation and Carlos Macau is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 1, 2012.*

10.18	—
Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997.*

10.19	—
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

Index

Exhibit		Description

10.20	—
Revolving Credit Agreement, dated as of December 14, 2011, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto, Wells Fargo Bank, National Association, and Bank of America, N.A., as Co-Syndication Agents, PNC Bank, National Association, as Documentation Agent and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2011.*

10.21	—
First Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and Sun Trust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2012.*

10.22	—
Second Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and Sun Trust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2012.*

21	—	Subsidiaries of HEICO Corporation.**

23	—	Consent of Independent Registered Public Accounting Firm.**

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	—	Section 1350 Certification of Chief Executive Officer.***

32.2	—	Section 1350 Certification of Chief Financial Officer.***

101.INS	—	XBRL Instance Document.**

101.SCH	—	XBRL Taxonomy Extension Schema Document.**

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.**

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Index

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2012	2011	2010
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$2,667	$2,468	$2,535
Additions charged to costs and expenses (a)	2,356	194	1,452
Additions charged to other accounts (b)	44	299	—
Deductions (c)	(2,733)	(294)	(1,519)
Allowance as of end of year	$2,334	$2,667	$2,468

(a)
Additions charged to costs and expenses in fiscal 2012 and 2010 were higher than fiscal 2011 principally as a result of potential collection difficulties resulting from certain customers filing for bankruptcy or ceasing operations.

(b)	Principally additions from acquisitions.

(c)	Principally write-offs of uncollectible accounts receivable, net of recoveries.

	Year ended October 31,
	2012	2011	2010
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$41,208	$35,947	$34,330
Additions charged to costs and expenses	4,605	4,593	2,902
Additions charged to other accounts (a)	3,581	2,785	11
Deductions (b)	(2,533)	(2,117)	(1,296)
Reserves as of end of year	$46,861	$41,208	$35,947

(a)	Principally additions from acquisitions.

(b)	Principally write-offs of slow moving, obsolete or damaged inventory.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 20, 2012	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LAURANS A. MENDELSON	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	December 20, 2012
Laurans A. Mendelson

/s/ ADOLFO HENRIQUES	Director	December 20, 2012
Adolfo Henriques

/s/ SAMUEL L. HIGGINBOTTOM	Director	December 20, 2012
Samuel L. Higginbottom

/s/ MARK H. HILDEBRANDT	Director	December 20, 2012
Mark H. Hildebrandt

/s/ WOLFGANG MAYRHUBER	Director	December 20, 2012
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON	Co-President and Director	December 20, 2012
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 20, 2012
Victor H. Mendelson

/s/ ALAN SCHRIESHEIM	Director	December 20, 2012
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 20, 2012
Frank J. Schwitter

Index

EXHIBIT INDEX

Exhibit		Description

21	—	Subsidiaries of HEICO Corporation.

23	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.