Form 10-Q
period 2013-01-31
HEICO CORP
filed 2013-02-22
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 20, 2013 is as follows:

Common Stock, $.01 par value	21,403,587	shares
Class A Common Stock, $.01 par value	31,632,469	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,089	$21,451
Accounts receivable, net	110,258	122,214
Inventories, net	195,089	189,704
Prepaid expenses and other current assets	9,493	6,997
Deferred income taxes	25,766	27,545
Total current assets	359,695	367,911

Property, plant and equipment, net	81,800	80,518
Goodwill	543,932	542,114
Intangible assets, net	150,786	154,324
Deferred income taxes	2,608	2,492
Other assets	53,700	45,487
Total assets	$1,192,521	$1,192,846

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$657	$626
Trade accounts payable	42,055	50,083
Accrued expenses and other current liabilities	57,774	76,241
Income taxes payable	2,088	4,564
Total current liabilities	102,574	131,514

Long-term debt, net of current maturities	254,224	131,194
Deferred income taxes	89,863	90,436
Other long-term liabilities	62,098	52,777
Total liabilities	508,759	405,921

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests (Note 10)	51,218	67,166

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 21,396 and 21,346 shares issued and outstanding	214	213
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 31,625 and 31,517 shares issued and outstanding	316	315
Capital in excess of par value	248,817	244,632
Deferred compensation obligation	928	823
HEICO stock held by irrevocable trust	(928)	(823)
Accumulated other comprehensive loss	(338)	(3,572)
Retained earnings	277,593	375,085
Total HEICO shareholders’ equity	526,602	616,673
Noncontrolling interests	105,942	103,086
Total shareholders’ equity	632,544	719,759
Total liabilities and equity	$1,192,521	$1,192,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2013	2012

Net sales	$216,490	$212,655

Operating costs and expenses:
Cost of sales	138,901	134,407
Selling, general and administrative expenses	42,650	40,616

Total operating costs and expenses	181,551	175,023

Operating income	34,939	37,632

Interest expense	(640)	(610)
Other income	285	144

Income before income taxes and noncontrolling interests	34,584	37,166

Income tax expense	9,600	12,700

Net income from consolidated operations	24,984	24,466

Less: Net income attributable to noncontrolling interests	5,026	5,281

Net income attributable to HEICO	$19,958	$19,185

Net income per share attributable to HEICO shareholders:
Basic	$.38	$.36
Diluted	$.37	$.36

Weighted average number of common shares outstanding:
Basic	52,951	52,611
Diluted	53,439	53,285

Cash dividends per share	$2.200	$.048
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2013	2012

Net income from consolidated operations	$24,984	$24,466
Other comprehensive income (loss):
Foreign currency translation adjustments	3,234	(5,428)
Total other comprehensive income (loss)	3,234	(5,428)
Comprehensive income from consolidated operations	28,218	19,038
Less: Comprehensive income attributable to noncontrolling interests	5,026	5,281
Comprehensive income attributable to HEICO	$23,192	$13,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759
Comprehensive income	2,168	—	—	—	—	—	3,234	19,958	2,858	26,050
Cash dividends ($2.20 per share)	—	—	—	—	—	—	—	(116,645)	—	(116,645)
Tax benefit from stock option exercises	—	—	—	5,170	—	—	—	—	—	5,170
Stock option compensation expense	—	—	—	1,094	—	—	—	—	—	1,094
Proceeds from stock option exercises	—	1	1	284	—	—	—	—	—	286
Redemptions of common stock related to stock options exercises	—	—	—	(2,364)	—	—	—	—	—	(2,364)
Acquisitions of noncontrolling interests	(16,610)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(2,310)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	804	—	—	—	—	—	—	(804)	—	(804)
Deferred compensation obligation	—	—	—	—	105	(105)	—	—	—	—
Other	—	—	—	1	—	—	—	(1)	(2)	(2)
Balances as of January 31, 2013	$51,218	$214	$316	$248,817	$928	($928)	($338)	$277,593	$105,942	$632,544

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	($522)	$3,033	$299,497	$91,083	$620,154
Comprehensive income	2,381	—	—	—	—	—	(5,428)	19,185	2,900	16,657
Cash dividends ($.048 per share)	—	—	—	—	—	—	—	(2,526)	—	(2,526)
Tax benefit from stock option exercises	—	—	—	13,026	—	—	—	—	—	13,026
Stock option compensation expense	—	—	—	942	—	—	—	—	—	942
Proceeds from stock option exercises	—	—	—	79	—	—	—	—	—	79
Distributions to noncontrolling interests	(3,006)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	992	—	—	—	—	—	—	(992)	—	(992)
Other	420	—	—	—	—	—	(148)	(79)	—	(227)
Balances as of January 31, 2012	$66,217	$171	$250	$240,167	$522	($522)	($2,543)	$315,085	$93,983	$647,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2013	2012
Operating Activities:
Net income from consolidated operations	$24,984	$24,466
Adjustments to reconcile net income from consolidated operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8,140	6,975
Tax benefit from stock option exercises	5,170	13,026
Excess tax benefit from stock option exercises	(5,105)	(11,983)
Stock option compensation expense	1,094	942
Deferred income tax provision	803	851
Decrease in value of contingent consideration	(159)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	12,142	4,189
Increase in inventories	(4,960)	(5,885)
Increase in prepaid expenses and other current assets	(2,456)	(7,666)
Decrease in trade accounts payable	(8,115)	(4,375)
Decrease in accrued expenses and other current liabilities	(16,605)	(20,431)
Decrease in income taxes payable	(2,393)	(2,457)
Other	743	98
Net cash provided by (used in) operating activities	13,283	(2,250)

Investing Activities:
Acquisitions, net of cash acquired	(1,242)	(142,328)
Capital expenditures	(4,466)	(3,788)
Other	(3)	(107)
Net cash used in investing activities	(5,711)	(146,223)

Financing Activities:
Borrowings on revolving credit facility	145,000	157,000
Payments on revolving credit facility	(22,000)	(6,000)
Cash dividends paid	(116,645)	(2,526)
Acquisitions of noncontrolling interests	(16,610)	—
Excess tax benefit from stock option exercises	5,105	11,983
Distributions to noncontrolling interests	(2,310)	(3,006)
Redemptions of common stock related to stock option exercises	(2,364)	—
Revolving credit facility issuance costs	(570)	(3,028)
Proceeds from stock option exercises	286	79
Other	(152)	(93)
Net cash (used in) provided by financing activities	(10,260)	154,409

Effect of exchange rate changes on cash	326	(345)

Net (decrease) increase in cash and cash equivalents	(2,362)	5,591
Cash and cash equivalents at beginning of year	21,451	17,500
Cash and cash equivalents at end of period	$19,089	$23,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. The October 31, 2012 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Stock Split

All applicable fiscal 2012 share and per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2012.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013 and elected to make the presentation in two separate, but consecutive statements, which had no impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of goodwill by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the

Index

fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or in fiscal 2013 for HEICO’s annual impairment test. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2012, or in the second quarter of fiscal 2013 for HEICO. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

2.     ACQUISITIONS

Additional Purchase Consideration

Pursuant to the terms of the purchase agreements related to certain fiscal 2012 acquisitions, the Company was obligated to pay additional purchase consideration representing the difference between the actual net assets of the acquired entity as of the acquisition date and the amount estimated in the purchase agreement. During the first quarter of fiscal 2013, the Company paid $1.2 million of such additional purchase consideration, which was accrued as of October 31, 2012.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2013	October 31, 2012
Accounts receivable	$113,047	$124,548
Less: Allowance for doubtful accounts	(2,789)	(2,334)
Accounts receivable, net	$110,258	$122,214

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	January 31, 2013	October 31, 2012
Costs incurred on uncompleted contracts	$7,780	$6,673
Estimated earnings	7,235	6,235
	15,015	12,908
Less: Billings to date	(10,740)	(7,426)
Included in the accompanying Condensed Consolidated Balance Sheets under the caption "Accounts receivable, net" (costs and estimated earnings in excess of billings)	$4,275	$5,482

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material for the three months ended January 31, 2013 and 2012. Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the three months ended January 31, 2013 and 2012.
Inventories

(in thousands)	January 31, 2013	October 31, 2012
Finished products	$98,529	$93,873
Work in process	19,483	18,887
Materials, parts, assemblies and supplies	69,743	69,042
Contracts in process	7,602	8,299
Less: Billings to date	(268)	(397)
Inventories, net of valuation reserves	$195,089	$189,704

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	January 31, 2013	October 31, 2012
Land	$4,512	$4,505
Buildings and improvements	55,289	54,322
Machinery, equipment and tooling	111,445	109,041
Construction in progress	6,760	5,599
	178,006	173,467
Less: Accumulated depreciation and amortization	(96,206)	(92,949)
Property, plant and equipment, net	$81,800	$80,518

Index

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $11.6 million and $10.8 million as of January 31, 2013 and October 31, 2012, respectively. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2013 and 2012 was $1.4 million and $.4 million, respectively. The increase in customer rebates and credits is principally due to the fact that the first quarter of fiscal 2012 reflected a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in associated rebate percentages.

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”). Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2013 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2012	$203,539	$338,575	$542,114
Adjustments to goodwill	(108)	—	(108)
Foreign currency translation adjustments	—	1,926	1,926
Balances as of January 31, 2013	$203,431	$340,501	$543,932

The adjustments to goodwill during fiscal 2013 represent immaterial measurement period adjustments to the purchase price allocations of certain fiscal 2012 acquisitions.

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2013			As of October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$102,193	($27,055)	$75,138	$102,172	($24,038)	$78,134
Intellectual property	43,577	(6,842)	36,735	43,093	(5,738)	37,355
Licenses	2,900	(1,183)	1,717	2,900	(1,117)	1,783
Non-compete agreements	1,238	(1,238)	—	1,339	(1,320)	19
Patents	609	(320)	289	589	(309)	280
Trade names	566	(364)	202	566	(336)	230
	151,083	(37,002)	114,081	150,659	(32,858)	117,801
Non-Amortizing Assets:
Trade names	36,705	—	36,705	36,523	—	36,523
	$187,788	($37,002)	$150,786	$187,182	($32,858)	$154,324

Index

Amortization expense related to intangible assets for the three months ended January 31, 2013 and 2012 was $4.5 million and $3.5 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2013 is estimated to be $13.3 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $17.1 million in fiscal 2014, $15.5 million in fiscal 2015, $14.1 million in fiscal 2016, $13.4 million in fiscal 2017, $11.8 million in fiscal 2018 and $28.9 million thereafter.
5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2013	October 31, 2012
Borrowings under revolving credit facility	$250,000	$127,000
Capital leases and notes payable	4,881	4,820
	254,881	131,820
Less: Current maturities of long-term debt	(657)	(626)
	$254,224	$131,194

As of January 31, 2013 and October 31, 2012, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.2%. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2013, the Company was in compliance with all such covenants.

In December 2012, the Company entered into an amendment to extend the maturity date of its revolving credit facility by one year to December 2017. The Company also amended certain covenants contained within the revolving credit facility agreement to accommodate payment of a special and extraordinary cash dividend paid in December 2012. See Note 8, Shareholders' Equity, for additional information. Expenses of $.6 million were recorded in connection with the amendments and are included in other assets within the Company's Condensed Consolidated Balance Sheets, and are being amortized to selling, general and administrative expenses within the Company's Condensed Consolidated Statements of Operations over the remaining term of the revolving credit facility.

Index

6.     INCOME TAXES

As of January 31, 2013, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2.6 million of which $1.7 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the three months ended January 31, 2013 is as follows (in thousands):

Balance as of October 31, 2012	$2,527
Increases related to current year tax positions	74
Balance as of January 31, 2013	$2,601

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the three months ended January 31, 2013. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company’s effective tax rate in the first quarter of fiscal 2013 decreased to 27.8% from 34.2% in the first quarter of fiscal 2012. The decrease is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 pursuant to the retroactive extension of Section 41 of the Internal Revenue Code "Credit for Increasing Research Activities," in January 2013 to cover a two year period, from January 1, 2012 to December 31, 2013. As a result, the Company recognized an additional $1.6 million of research and development tax credits in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease in the effective tax rate was also attributed to an income tax deduction under Section 404(k) of the Internal Revenue Code for the special and extraordinary cash dividend paid to participants of the HEICO Savings and Investment Plan in December 2012 holding HEICO common stock. See Note 8, Shareholders' Equity, for additional information.

Index

7.     FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of January 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$44,637	$—	$44,637
Mutual funds	1,214	—	—	1,214
Money market funds and cash	1,183	—	—	1,183
Equity securities	1,114	—	—	1,114
Other	—	472	565	1,037
Total assets	$3,511	$45,109	$565	$49,185

Liabilities:
Contingent consideration	$—	$—	$10,738	$10,738

	As of October 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$37,086	$—	$37,086
Mutual funds	1,154	—	—	1,154
Money market funds and cash	1,122	—	—	1,122
Equity securities	991	—	—	991
Other	—	442	538	980
Total assets	$3,267	$37,528	$538	$41,333

Liabilities:
Contingent consideration	$—	$—	$10,897	$10,897

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The majority of the assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual

Index

funds and money market funds that are classified within Level 1. A portion of the assets within the other deferred compensation plan is currently invested in a fund that invests in future and forward contracts, most of which are privately negotiated with counterparties without going through a public exchange and that use trading methods that are proprietary and confidential. These assets are therefore classified within Level 3 and are valued using a market approach with corresponding gains and losses reported within other income in the Company’s Condensed Consolidated Statements of Operations. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $49.2 million as of January 31, 2013 and $41.3 million as of October 31, 2012, of which the LCP related assets were $44.7 million and $37.1 million as of January 31, 2013 and October 31, 2012, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $48.9 million as of January 31, 2013 and $40.8 million as of October 31, 2012, of which the LCP related liability was $44.4 million and $36.5 million as of January 31, 2013 and October 31, 2012, respectively.
As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may be obligated to pay contingent consideration of up to $14.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the first five years following the acquisition. The $10.7 million estimated fair value of the contingent consideration as of January 31, 2013 (compared to $10.9 million as of October 31, 2012) is classified within Level 3 and was determined in a manner consistent with that disclosed in Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements of the Company's Annual Report on form 10-K for the year ended October 31, 2012. Changes in the fair value of the contingent consideration, excluding milestone payments, are recorded in selling, general and administrative expenses within the Company's Condensed Consolidated Statements of Operations. As of January 31, 2013, the estimated amount of such contingent consideration to be paid within the next twelve months of $.7 million is included in accrued expenses and other current liabilities and the remaining $10.0 million is included in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet.
Changes in the Company’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2013 are as follows (in thousands):

	Assets	Liabilities
Balances as of October 31, 2012	$538	$10,897
Decrease in value of contingent consideration	—	(159)
Total unrealized gains	27	—
Balances as of January 31, 2013	$565	$10,738

Index

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2013.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2013 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.     SHAREHOLDERS' EQUITY

During the three months ended January 31, 2013, the Company repurchased an aggregate 29,083 shares of Common Stock at a total cost of $1.3 million and an aggregate 31,972 shares of Class A Common Stock at a total cost of $1.1 million. The transactions occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the number of shares authorized for future purchase under the Company’s share repurchase program.

In December 2012, the Company paid a special and extraordinary $2.14 per share cash dividend on both classes of HEICO's common stock as well as its regular semi-annual $.06 per share cash dividend that was accelerated from January 2013. The dividends, which aggregated $116.6 million, were funded from borrowings under the Company's revolving credit facility.

9.     RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the three months ended January 31, 2013 and 2012 includes approximately $7.3 million and $6.5 million, respectively, of new product research and development expenses.

10. REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2022. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of January 31, 2013, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $51 million. The actual Redemption Amount will likely be different. The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value

Index

adjustments. The portion of the estimated Redemption Amount as of January 31, 2013 redeemable at fair value is approximately $42 million and the portion redeemable based solely on a multiple of future earnings is approximately $9 million. Adjustments to Redemption Amounts based on fair value will have no affect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will affect net income per share attributable to HEICO shareholders.

In December 2012, the Company, through its HEICO Aerospace Holdings Corp. ("HEICO Aerospace") subsidiary, acquired the remaining 13.3% interest in one of its subsidiaries. The purchase price of the redeemable noncontrolling interest acquired was paid using proceeds from the Company's revolving credit facility.

11. NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2013	2012
Numerator:
Net income attributable to HEICO	$19,958	$19,185

Denominator:
Weighted average common shares outstanding-basic	52,951	52,611
Effect of dilutive stock options	488	674
Weighted average common shares outstanding-diluted	53,439	53,285

Net income per share attributable to HEICO shareholders:
Basic	$.38	$.36
Diluted	$.37	$.36

Anti-dilutive stock options excluded	747	636
No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of $.8 million and $1.0 million for the three months ended January 31, 2013 and 2012, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

Index

12. OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2013 and 2012, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2013:
Net sales	$138,998	$78,841	($1,349)	$216,490
Depreciation and amortization	2,835	5,113	192	8,140
Operating income	24,245	15,546	(4,852)	34,939
Capital expenditures	2,387	2,035	44	4,466

Three months ended January 31, 2012:
Net sales	$138,867	$74,471	($683)	$212,655
Depreciation and amortization	2,686	4,031	258	6,975
Operating income	25,507	16,205	(4,080)	37,632
Capital expenditures	1,655	2,078	55	3,788

Total assets by operating segment as of January 31, 2013 and October 31, 2012 are as follows (in thousands):

	Segment		Other, Primarily Corporate	Consolidated Totals
	FSG	ETG
Total assets as of January 31, 2013	$482,182	$632,458	$77,881	$1,192,521
Total assets as of October 31, 2012	487,188	636,660	68,998	1,192,846

Index

13. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.
Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2013 and 2012, respectively, are as follows (in thousands):

	Three months ended January 31,
	2013	2012
Balances as of beginning of fiscal year	$2,571	$2,231
Accruals for warranties	(579)	330
Warranty claims settled	(339)	(320)
Balances as of January 31	$1,653	$2,241
The decrease in the Company's warranty accrual for the three months ended January 31, 2013 is principally attributed to the partial reversal of a previous accrual for which potential warranty claims did not materialize.
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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2012. There have been no material changes to our critical accounting policies during the three months ended January 31, 2013.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the three months ended January 31, 2013 have been affected by the fiscal 2012 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2012.

All per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2012.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands).

	Three months ended January 31,
	2013	2012
Net sales	$216,490	$212,655
Cost of sales	138,901	134,407
Selling, general and administrative expenses	42,650	40,616
Total operating costs and expenses	181,551	175,023
Operating income	$34,939	$37,632

Net sales by segment:
Flight Support Group	$138,998	$138,867
Electronic Technologies Group	78,841	74,471
Intersegment sales	(1,349)	(683)
	$216,490	$212,655

Operating income by segment:
Flight Support Group	$24,245	$25,507
Electronic Technologies Group	15,546	16,205
Other, primarily corporate	(4,852)	(4,080)
	$34,939	$37,632

Net sales	100.0%	100.0%
Gross profit	35.8%	36.8%
Selling, general and administrative expenses	19.7%	19.1%
Operating income	16.1%	17.7%
Interest expense	0.3%	0.3%
Other income	0.1%	0.1%
Income tax expense	4.4%	6.0%
Net income attributable to noncontrolling interests	2.3%	2.5%
Net income attributable to HEICO	9.2%	9.0%

Index

Comparison of First Quarter of Fiscal 2013 to First Quarter of Fiscal 2012

Net Sales

Our net sales for the first quarter of fiscal 2013 increased by 2% to $216.5 million, as compared to net sales of $212.7 million for the first quarter of fiscal 2012. The increase in net sales principally reflects an increase of $4.4 million (a 6% increase) to $78.8 million in net sales within the ETG as well as an increase of $.1 million to $139.0 million in net sales within the FSG. The net sales increase in the ETG principally reflects additional net sales of $4.2 million from fiscal 2012 acquisitions as well as nominal organic growth. The organic growth in the ETG principally reflects increased demand for certain space products resulting in a $4.4 million increase in net sales from this product line partially offset by a decrease in demand for certain defense and industrial products resulting in a $2.3 million and $1.7 million decrease in net sales from these product lines, respectively. Ongoing economic uncertainty coupled with weaker market conditions for defense related products due to the threat of United States defense spending reductions contributed to the decline in net sales for certain of our ETG products during the first quarter of fiscal 2013. Despite the continued uncertainty surrounding governmental budgetary reductions, we anticipate improving demand and moderate organic growth within the ETG principally during the second half of fiscal 2013. The net sales increase in the FSG reflects additional net sales of $3.6 million from fiscal 2012 acquisitions partially offset by an aggregate decrease of $1.9 million within the FSG's aftermarket replacement parts and repair and overhaul services product lines and a decrease of $1.6 million within the FSG's specialty product lines. Consistent with previous guidance, domestic economic uncertainty contributed to the decline in demand for certain products within our aftermarket replacement parts and repair and overhaul services product lines during the first quarter of fiscal 2013. Furthermore, the decrease in net sales within our specialty product lines primarily reflects the impacts of production delays at certain customers. Based on our current economic visibility, we anticipate improving demand and moderate organic growth within the FSG principally during the second half of fiscal 2013. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first quarter of fiscal 2013.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 35.8% for the first three months of fiscal 2013 as compared to 36.8% for the first three months of fiscal 2012, reflecting an approximate 1.0% decrease in both the ETG's and FSG's gross profit margins. The decrease in the ETG's gross profit margin is principally attributed to a 1.1% increase in new product research and development expenses as a percentage of net sales. The ETG’s new product research and development expenses increased from $3.3 million in the first quarter of fiscal 2012 to $4.3 million in the first quarter of fiscal 2013. The decrease in the FSG's gross profit margin principally reflects a less favorable product mix and the previously mentioned lower sales within our specialty product lines. The FSG’s new product research and development expenses were $3.2 million in the first quarter of fiscal 2012 compared to $3.0 million in the first quarter of fiscal 2013.

Index

Selling, general and administrative (“SG&A”) expenses were $42.7 million and $40.6 million for the first quarter of fiscal 2013 and fiscal 2012, respectively. The increase in SG&A expenses reflects an increase of $2.5 million attributed to the fiscal 2012 acquired businesses. SG&A expenses as a percentage of net sales increased from 19.1% in the first quarter of fiscal 2012 to 19.7% in the first quarter of fiscal 2013 principally reflecting the impact of higher SG&A expenses as a percentage of net sales at the acquired businesses of which .4% of the increase is attributed to amortization expense of intangible assets recognized in conjunction with the acquisitions.

Operating Income

Operating income for the first quarter of fiscal 2013 decreased by 7% to $34.9 million as compared to operating income of $37.6 million for the first quarter of fiscal 2012. The decrease in operating income reflects a $1.3 million decrease (a 5% decrease) to $24.2 million in operating income of the FSG for the first quarter of fiscal 2013, down from $25.5 million in the first quarter of fiscal 2012 and a $.7 million decrease (a 4% decrease) in operating income of the ETG to $15.5 million for the first quarter of fiscal 2013 down from $16.2 million for the first quarter of fiscal 2012. The decrease in operating income of the FSG principally reflects the previously mentioned less favorable product mix and decline in sales volumes within our specialty product lines as compared to the first quarter of fiscal 2012. The decrease in operating income of the ETG principally reflects the previously mentioned increase in new product research and development expenses and an increase in amortization expense of intangible assets attributed to the fiscal 2012 acquisitions.

As a percentage of net sales, our consolidated operating income decreased to 16.1% for the first quarter of fiscal 2013, down from 17.7% for the first quarter of fiscal 2012. The decrease in consolidated operating income as a percentage of net sales reflects a decrease in the ETG’s operating income as a percentage of net sales from 21.8% in the first quarter of fiscal 2012 to 19.7% in the first quarter of fiscal 2013 and a decrease in the FSG's operating income as a percentage of net sales from 18.4% in the first quarter of fiscal 2012 to 17.4% in the first quarter of fiscal 2013. The decrease in operating income as a percentage of net sales for the ETG principally reflects the previously mentioned lower gross profit margin and increased SG&A expenses attributed to the fiscal 2012 acquisitions. The decrease in operating income as a percentage of net sales for the FSG principally reflects the previously mentioned lower gross profit margin.

Interest Expense

Interest expense approximated $.6 million in both the first quarter of fiscal 2013 and fiscal 2012.

Index

Other Income

Other income in the first quarter of fiscal 2013 and 2012 was not material.

Income Tax Expense

Our effective tax rate in the first quarter of fiscal 2013 decreased to 27.8% from 34.2% in the first quarter of fiscal 2012. The decrease is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 pursuant to the retroactive extension of Section 41 of the Internal Revenue Code "Credit for Increasing Research Activities," in January 2013 to cover a two year period, from January 1, 2012 to December 31, 2013. As a result, we recognized an additional $1.6 million of research and development tax credits in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease in the effective tax rate was also attributed to an income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid to participants of the HEICO Savings and Investment Plan in December 2012 holding HEICO common stock. See Liquidity and Capital Resources of this Item 2.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in the FSG and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.0 million for the first quarter of fiscal 2013 compared to $5.3 million in the first quarter of fiscal 2012. The decrease in the first quarter of fiscal 2013 principally reflects our purchases of certain noncontrolling interests during fiscal 2012 and 2013 resulting in lower allocations of net income to noncontrolling interests, partially offset by higher earnings of certain ETG and FSG subsidiaries during the first quarter of fiscal 2013.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $20.0 million, or $.37 per diluted share, for the first quarter of fiscal 2013 from $19.2 million, or $.36 per diluted share, for the first quarter of fiscal 2012, principally reflecting lower operating income offset by favorable tax benefits recognized during the first quarter of fiscal 2013.

Outlook

Forecasts of accelerating capacity growth within the commercial aviation market should lead to higher demand for the Flight Support Group's products and services; however, the exact timing of the resulting benefit to HEICO is uncertain. In our Electronic Technologies Group's markets, we anticipate improving product demand for most of our products, but acknowledge that ongoing uncertainty with respect to the level of United States defense spending may moderate demand for certain of our defense products. Based on current economic conditions and

Index

market outlooks, we are estimating full year fiscal 2013 growth in net sales and operating income of 6% to 8% over fiscal 2012, with operating margins approximating the 18% reported last year, and growth in net income of approximately 9% to 11% over the prior year.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, cash dividends, capital expenditures, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2013 are anticipated to approximate $18 - $20 million.

In December 2012, we entered into an amendment to extend the maturity date of our revolving credit facility by one year to December 2017. We also amended certain covenants contained within the revolving credit facility agreement to accommodate payment of a special and extraordinary cash dividend. In December 2012, we paid a special and extraordinary cash dividend of $2.14 per share on both classes of our common stock as well as our regular semi-annual $.06 per share cash dividend that was accelerated from January 2013. The dividends, which aggregated $116.6 million, were funded from borrowings under our revolving credit facility.

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2013, we were in compliance with all such covenants. As of January 31, 2013, our net debt to shareholders’ equity ratio was 37.3%, with net debt (total debt less cash and cash equivalents) of $235.8 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $13.3 million for the first quarter of fiscal 2013 and consisted primarily of net income from consolidated operations of $25.0 million and depreciation and amortization of $8.1 million (a non-cash item) partially offset by an increase in working capital (current assets minus current liabilities) of $22.4 million. Net cash provided by operating activities increased by $15.5 million from a deficit position of $2.3 million in the first quarter of fiscal 2012. The increase in net cash provided by operating activities is principally due to a $14.2 million decrease in working capital primarily from the timing of accounts receivable collection and certain payments pertaining to fiscal 2012 year-end and the first quarter of fiscal 2013 accruals as well as a $1.2 million increase in depreciation and amortization expense.

Index

Investing Activities

Net cash used in investing activities of $5.7 million during the first quarter of fiscal 2013 related primarily to capital expenditures and additional purchase consideration for certain fiscal 2012 acquisitions totaling $4.5 million and $1.2 million, respectively.

Financing Activities

Net cash used in financing activities during the first quarter of fiscal 2013 totaled $10.3 million and related primarily to $116.6 million in cash dividends on our common stock, acquisitions of noncontrolling interests of $16.6 million, redemptions of common stock related to stock option exercises of $2.4 million and distributions to noncontrolling interests of $2.3 million, partially offset by net borrowings on our revolving credit facility of $123.0 million and the presentation of $5.1 million of excess tax benefit from stock option exercises as a financing activity.

Contractual Obligations

Except as otherwise noted below, there have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2012.

As of January 31, 2013, we had a total of $250 million of outstanding borrowings under our revolving credit facility with a maturity in fiscal 2018. The $123 million increase over the $127 million outstanding as of October 31, 2012 principally relates to borrowings made to fund an aggregate $2.20 per share cash dividend paid in December 2012 and to repurchase the remaining 13.3% interest in one of our subsidiaries.

Off-Balance Sheet Arrangements

Guarantees

We have arranged for a standby letter of credit for $1.5 million to meet the security requirement of our insurance company for potential workers’ compensation claims, which is supported by our revolving credit facility.

Index

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. We adopted ASU 2011-05 in the first quarter of fiscal 2013 and elected to make the presentation in two separate, but consecutive statements, which had no impact on our consolidated results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of goodwill by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or in fiscal 2013 for our annual impairment test. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2012, or in the second quarter of fiscal 2013 for us. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

Index

Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include: lower demand for commercial air travel or airline fleet changes, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; and our ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest and income tax rates and economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about issuer purchases of equity securities during the first quarter ended January 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2012 - November 30, 2012
Common Stock	—	—	—	—
Class A Common Stock	—	—	—	2,001,450
December 1, 2012 - December 31, 2012
Common Stock	37,186	$43.40	—	—
Class A Common Stock	41,923	$34.47	—	2,001,450
January 1, 2013 - January 31, 2013
Common Stock	—	—	—	—
Class A Common Stock	—	—	—	2,001,450
Total
Common Stock	37,186	$43.40	—	—
Class A Common Stock	41,923	$34.47	—	2,001,450
_________________

(1)
The shares purchased represent shares tendered by option holders as payment of the exercise price and employee withholding taxes due upon the exercise of non-qualified stock options and did not impact the shares that may be purchased under our existing share repurchase program.

(2)
In 1990, our Board of Directors authorized a share repurchase program, which allows us to repurchase our shares in the open market or in privately negotiated transactions at our discretion, subject to certain restrictions included in our revolving credit agreement. As of January 31, 2013, the maximum number of shares that may yet be purchased under this program was 2,001,450 of either or both of our Class A Common Stock and our Common Stock. The repurchase program does not have a fixed termination date.

Index

Item 6.    EXHIBITS

Exhibit	Description

10.1
First Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and Sun Trust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2012.*

10.2
Second Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and Sun Trust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2012.*

10.3	HEICO Savings and Investment Plan, as amended and restated effective January 1, 2012. **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Previously filed.

**	Filed herewith.

***	Furnished herewith.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	February 22, 2013	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description
10.3	HEICO Savings and Investment Plan, as amended and restated effective January 1, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.