Form 10-Q
period 2013-04-30
HEICO CORP
filed 2013-05-24
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 23, 2013 is as follows:

Common Stock, $.01 par value	21,421,447	shares
Class A Common Stock, $.01 par value	31,651,929	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,878	$21,451
Accounts receivable, net	126,856	122,214
Inventories, net	199,501	189,704
Prepaid expenses and other current assets	9,365	6,997
Deferred income taxes	27,513	27,545
Total current assets	380,113	367,911

Property, plant and equipment, net	82,509	80,518
Goodwill	542,236	542,114
Intangible assets, net	145,658	154,324
Deferred income taxes	2,500	2,492
Other assets	56,199	45,487
Total assets	$1,209,215	$1,192,846

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$614	$626
Trade accounts payable	41,944	50,083
Accrued expenses and other current liabilities	68,788	76,241
Income taxes payable	7,078	4,564
Total current liabilities	118,424	131,514

Long-term debt, net of current maturities	227,932	131,194
Deferred income taxes	89,658	90,436
Other long-term liabilities	63,301	52,777
Total liabilities	499,315	405,921

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests (Note 10)	51,218	67,166

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 21,411 and 21,346 shares issued and outstanding	214	213
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 31,640 and 31,517 shares issued and outstanding	316	315
Capital in excess of par value	251,043	244,632
Deferred compensation obligation	928	823
HEICO stock held by irrevocable trust	(928)	(823)
Accumulated other comprehensive loss	(3,327)	(3,572)
Retained earnings	301,088	375,085
Total HEICO shareholders’ equity	549,334	616,673
Noncontrolling interests	109,348	103,086
Total shareholders’ equity	658,682	719,759
Total liabilities and equity	$1,209,215	$1,192,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012

Net sales	$454,198	$428,969	$237,708	$216,314

Operating costs and expenses:
Cost of sales	287,161	275,523	148,260	141,116
Selling, general and administrative expenses	87,410	78,213	44,760	37,597

Total operating costs and expenses	374,571	353,736	193,020	178,713

Operating income	79,627	75,233	44,688	37,601

Interest expense	(1,443)	(1,264)	(803)	(654)
Other income	446	321	161	177

Income before income taxes and noncontrolling interests	78,630	74,290	44,046	37,124

Income tax expense	24,600	25,600	15,000	12,900

Net income from consolidated operations	54,030	48,690	29,046	24,224

Less: Net income attributable to noncontrolling interests	10,372	10,462	5,346	5,181

Net income attributable to HEICO	$43,658	$38,228	$23,700	$19,043

Net income per share attributable to HEICO shareholders:
Basic	$.82	$.73	$.45	$.36
Diluted	$.82	$.72	$.44	$.36

Weighted average number of common shares outstanding:
Basic	52,993	52,630	53,035	52,648
Diluted	53,468	53,290	53,498	53,296

Cash dividends per share	$2.200	$.048	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012

Net income from consolidated operations	$54,030	$48,690	$29,046	$24,224
Other comprehensive income (loss):
Foreign currency translation adjustments	244	(4,236)	(2,990)	1,192
Total other comprehensive income (loss)	244	(4,236)	(2,990)	1,192
Comprehensive income from consolidated operations	54,274	44,454	26,056	25,416
Less: Comprehensive income attributable to noncontrolling interests	10,372	10,462	5,346	5,181
Comprehensive income attributable to HEICO	$43,902	$33,992	$20,710	$20,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759
Comprehensive income	4,109	—	—	—	—	—	244	43,658	6,263	50,165
Cash dividends ($2.200 per share)	—	—	—	—	—	—	—	(116,645)	—	(116,645)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,159	—	—	—	—	—	1,159
Tax benefit from stock option exercises	—	—	—	5,177	—	—	—	—	—	5,177
Stock option compensation expense	—	—	—	2,154	—	—	—	—	—	2,154
Proceeds from stock option exercises	—	1	1	284	—	—	—	—	—	286
Redemptions of common stock related to stock option exercises	—	—	—	(2,364)	—	—	—	—	—	(2,364)
Acquisitions of noncontrolling interests	(16,610)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,457)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	1,010	—	—	—	—	—	—	(1,010)	—	(1,010)
Deferred compensation obligation	—	—	—	—	105	(105)	—	—	—	—
Other	—	—	—	1	—	—	1	—	(1)	1
Balances as of April 30, 2013	$51,218	$214	$316	$251,043	$928	($928)	($3,327)	$301,088	$109,348	$658,682

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	($522)	$3,033	$299,497	$91,083	$620,154
Comprehensive income	4,586	—	—	—	—	—	(4,236)	38,228	5,876	39,868
Cash dividends ($.048 per share)	—	—	—	—	—	—	—	(2,526)	—	(2,526)
Five-for-four common stock split	—	42	63	(105)	—	—	—	(16)	—	(16)
Tax benefit from stock option exercises	—	—	—	13,148	—	—	—	—	—	13,148
Stock option compensation expense	—	—	—	1,883	—	—	—	—	—	1,883
Proceeds from stock option exercises	—	—	—	275	—	—	—	—	—	275
Acquisitions of noncontrolling interests	(7,616)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,050)	—	—	—	—	—	—	—	—	—
Redemptions of common stock related to stock option exercises	—	—	—	(127)	—	—	—	—	—	(127)
Adjustments to redemption amount of redeemable noncontrolling interests	522	—	—	—	—	—	—	(522)	—	(522)
Other	1,224	—	—	(1)	—	—	(148)	(79)	—	(228)
Balances as of April 30, 2012	$59,096	$213	$313	$241,193	$522	($522)	($1,351)	$334,582	$96,959	$671,909
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2013	2012
Operating Activities:
Net income from consolidated operations	$54,030	$48,690
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	16,405	14,438
Tax benefit from stock option exercises	5,177	13,148
Excess tax benefit from stock option exercises	(5,112)	(12,095)
Stock option compensation expense	2,154	1,883
Decrease in value of contingent consideration	(1,203)	—
Issuance of common stock to HEICO Savings and Investment Plan	1,159	—
Deferred income tax benefit	(856)	(1,057)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(4,673)	777
Increase in inventories	(9,696)	(6,981)
Increase in prepaid expenses and other current assets	(2,618)	(2,725)
Decrease in trade accounts payable	(8,154)	(2,005)
Decrease in accrued expenses and other current liabilities	(4,700)	(13,695)
Increase in income taxes payable	2,189	4,929
Other	430	39
Net cash provided by operating activities	44,532	45,346

Investing Activities:
Acquisitions, net of cash acquired	(1,242)	(161,357)
Capital expenditures	(9,265)	(8,148)
Other	(6)	(136)
Net cash used in investing activities	(10,513)	(169,641)

Financing Activities:
Borrowings on revolving credit facility	145,000	163,000
Payments on revolving credit facility	(48,000)	(28,000)
Cash dividends paid	(116,645)	(2,526)
Acquisitions of noncontrolling interests	(16,610)	(7,616)
Excess tax benefit from stock option exercises	5,112	12,095
Distributions to noncontrolling interests	(4,457)	(5,050)
Redemptions of common stock related to stock option exercises	(2,364)	(127)
Revolving credit facility issuance costs	(570)	(3,028)
Proceeds from stock option exercises	286	275
Other	(325)	297
Net cash (used in) provided by financing activities	(38,573)	129,320

Effect of exchange rate changes on cash	(19)	(263)

Net (decrease) increase in cash and cash equivalents	(4,573)	4,762
Cash and cash equivalents at beginning of year	21,451	17,500
Cash and cash equivalents at end of period	$16,878	$22,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. The October 31, 2012 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, “Presentation of Comprehensive Income,” which requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company adopted ASU 2011-05 in the first quarter of fiscal 2013 and elected to make the presentation in two separate, but consecutive statements, which had no impact on the Company's consolidated results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of goodwill by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or in

Index

fiscal 2013 for HEICO's annual impairment test. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about changes in and amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2012, or in fiscal 2014 for HEICO. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which clarifies the applicable guidance for the release of any cumulative translation adjustments into net earnings. ASU 2013-05 specifies that the entire amount of cumulative translation adjustments should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the investment in the foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013, or in fiscal 2015 for HEICO. Early adoption is permitted. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on its consolidated results of operations, financial position or cash flows.

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

Index

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2013	October 31, 2012
Accounts receivable	$129,457	$124,548
Less: Allowance for doubtful accounts	(2,601)	(2,334)
Accounts receivable, net	$126,856	$122,214

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	April 30, 2013	October 31, 2012
Costs incurred on uncompleted contracts	$7,995	$6,673
Estimated earnings	7,413	6,235
	15,408	12,908
Less: Billings to date	(10,222)	(7,426)
	$5,186	$5,482
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$5,313	$5,482
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(127)	—
	$5,186	$5,482

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material for the six and three months ended April 30, 2013 and 2012. Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the six and three months ended April 30, 2013 and 2012.

Inventories

(in thousands)	April 30, 2013	October 31, 2012
Finished products	$101,742	$93,873
Work in process	20,344	18,887
Materials, parts, assemblies and supplies	70,015	69,042
Contracts in process	8,472	8,299
Less: Billings to date	(1,072)	(397)
Inventories, net of valuation reserves	$199,501	$189,704

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method. Related progress

Index

billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	April 30, 2013	October 31, 2012
Land	$4,506	$4,505
Buildings and improvements	55,271	54,322
Machinery, equipment and tooling	116,745	109,041
Construction in progress	5,554	5,599
	182,076	173,467
Less: Accumulated depreciation and amortization	(99,567)	(92,949)
Property, plant and equipment, net	$82,509	$80,518
Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $12.7 million and $10.8 million as of April 30, 2013 and October 31, 2012, respectively. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2013 and 2012 was $3.5 million and $1.1 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2013 and 2012 was $2.1 million and $.7 million, respectively. The increase in customer rebates and credits is principally due to the fact that the first six months and second quarter of fiscal 2012 reflected a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in associated rebate percentages.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”). Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2013 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2012	$203,539	$338,575	$542,114
Adjustments to goodwill	(108)	—	(108)
Foreign currency translation adjustments	—	230	230
Balances as of April 30, 2013	$203,431	$338,805	$542,236

The adjustments to goodwill during fiscal 2013 represent immaterial measurement period adjustments to the purchase price allocations of certain fiscal 2012 acquisitions.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2013			As of October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$101,391	($29,756)	$71,635	$102,172	($24,038)	$78,134
Intellectual property	43,185	(7,831)	35,354	43,093	(5,738)	37,355
Licenses	2,900	(1,249)	1,651	2,900	(1,117)	1,783
Non-compete agreements	1,234	(1,234)	—	1,339	(1,320)	19
Patents	633	(332)	301	589	(309)	280
Trade names	566	(392)	174	566	(336)	230
	149,909	(40,794)	109,115	150,659	(32,858)	117,801
Non-Amortizing Assets:
Trade names	36,543	—	36,543	36,523	—	36,523
	$186,452	($40,794)	$145,658	$187,182	($32,858)	$154,324
Amortization expense related to intangible assets for the six months ended April 30, 2013 and 2012 was $8.9 million and $7.5 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2013 and 2012 was $4.4 million and $4.0 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2013 is estimated to be $8.8 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $17.0 million in fiscal 2014, $15.5 million in fiscal 2015, $14.0 million in fiscal 2016, $13.4 million in fiscal 2017, $11.8 million in fiscal 2018 and $28.6 million thereafter.

5.    LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	April 30, 2013	October 31, 2012
Borrowings under revolving credit facility	$224,000	$127,000
Capital leases and notes payable	4,546	4,820
	228,546	131,820
Less: Current maturities of long-term debt	(614)	(626)
	$227,932	$131,194

As of April 30, 2013 and October 31, 2012, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.3% and 1.2%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2013, the Company was in compliance with all such covenants.

Index

In December 2012, the Company entered into an amendment to extend the maturity date of its revolving credit facility by one year to December 2017. The Company also amended certain covenants contained within the revolving credit facility agreement to accommodate payment of a special and extraordinary cash dividend paid in December 2012. See Note 8, Shareholders' Equity, for additional information. Costs aggregating $.6 million were incurred in connection with the amendments and are included in other assets within the Company's Condensed Consolidated Balance Sheets, and are being amortized to selling, general and administrative expenses within the Company's Condensed Consolidated Statements of Operations over the remaining term of the revolving credit facility.

6.    INCOME TAXES
As of April 30, 2013, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2.0 million of which $1.3 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the six months ended April 30, 2013 is as follows (in thousands):

Balance as of October 31, 2012	$2,527
Settlements	(570)
Decreases related to prior year tax positions	(151)
Increases related to current year tax positions	149
Balance as of April 30, 2013	$1,955

The settlements and decreases related to prior year tax positions pertain to a state income tax position regarding nexus that was originally recognized in fiscal 2012 and resolved through the filing of state income tax returns in fiscal 2013. The accrual of interest and penalties related to unrecognized tax benefits was not material for the six months ended April 30, 2013. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company's effective tax rate for the first six months of fiscal 2013 decreased to 31.3% from 34.5% for the first six months of fiscal 2012. The decrease is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 pursuant to the retroactive extension of Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," in January 2013 to cover a two-year period from January 1, 2012 to December 31, 2013. As a result, the Company recognized an additional $1.6 million of research and development tax credits in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease in the effective tax rate was also attributed to an income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock. See Note 8, Shareholders' Equity, for additional information.

Index

The Company's effective tax rate in the second quarter of fiscal 2013 decreased to 34.1% from 34.7% in the second quarter of fiscal 2012. The decrease is principally due to the aforementioned income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock. Additionally, the effective tax rate for the second quarter of fiscal 2013 reflects a benefit resulting from the retroactive extension of the research and development tax credit.

7.    FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of April 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$47,068	$—	$47,068
Money market funds and cash	1,524	—	—	1,524
Equity securities	1,294	—	—	1,294
Mutual funds	1,285	—	—	1,285
Other	—	483	—	483
Total assets	$4,103	$47,551	$—	$51,654

Liabilities:
Contingent consideration	$—	$—	$9,694	$9,694

Index

	As of October 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$37,086	$—	$37,086
Money market funds and cash	1,122	—	—	1,122
Equity securities	991	—	—	991
Mutual funds	1,154	—	—	1,154
Other	—	442	538	980
Total assets	$3,267	$37,528	$538	$41,333

Liabilities:
Contingent consideration	$—	$—	$10,897	$10,897

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. The assets of the Company’s other deferred compensation plan are invested in equity securities, mutual funds and money market funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $51.7 million as of April 30, 2013 and $41.3 million as of October 31, 2012, of which the LCP related assets were $47.1 million and $37.1 million as of April 30, 2013 and October 31, 2012, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $51.0 million as of April 30, 2013 and $40.8 million as of October 31, 2012, of which the LCP related liability was $46.4 million and $36.5 million as of April 30, 2013 and October 31, 2012, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may be obligated to pay contingent consideration of up to $14.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the first five years following the the acquisition. The estimated fair value of the contingent consideration as of April 30, 2013 is $9.7 million and classified within Level 3, of which $.6 million is included in accrued expenses and other current liabilities and the remaining $9.1 million is included in other long-term liabilities in the Company's Condensed Consolidated Balance Sheet. The $.6 million included in current liabilities represents the amount of contingent consideration payable based on the actual earnings of the acquired entity during the first year following the acquisition and is expected to be paid in the third quarter of fiscal 2013. The $9.1 million estimated fair value of the contingent consideration included in long-term liabilities was determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was

Index

determined using internal estimates based on various revenue growth rate assumptions for each scenario that ranged from a compound annual growth rate of negative 4% to positive 20%. A probability of likelihood was assigned to each discrete potential future earnings estimate and a corresponding contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 2.75% reflecting the credit risk of a market participant. Significant changes to either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's consolidated statements of operations. The $1.2 million decrease in the fair value of the contingent consideration since October 31, 2012 is principally attributed to lower year one actual earnings and year two forecasted earnings of the subsidiary due to reductions in United States defense spending and was recorded to selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

Changes in the Company’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2013 are as follows (in thousands):

	Assets	Liabilities
Balances as of October 31, 2012	$538	$10,897
Decrease in value of contingent consideration	—	(1,203)
Total realized gains	48	—
Sales	(586)	—
Balances as of April 30, 2013	$—	$9,694

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2013.
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2013 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.    SHAREHOLDERS' EQUITY

During the six months ended April 30, 2013, the Company repurchased an aggregate 29,083 shares of Common Stock at a total cost of $1.3 million and an aggregate 31,972 shares of Class A Common Stock at a total cost of $1.1 million. The transactions occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the number of shares authorized for future purchase under the Company’s share repurchase program.

In December 2012, the Company paid a special and extraordinary $2.14 per share cash dividend on both classes of HEICO common stock as well as a regular semi-annual $.06 per

Index

share cash dividend that was accelerated from January 2013. The dividends, which aggregated $116.6 million, were funded from borrowings under the Company's revolving credit facility.

9.    RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the six months ended April 30, 2013 and 2012 includes approximately $15.0 million and $14.9 million, respectively, of new product research and development expenses. Cost of sales for the three months ended April 30, 2013 and 2012 includes approximately $7.7 million and $8.4 million, respectively, of new product research and development expenses.

10.    REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2022. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of April 30, 2013, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $51 million. The actual Redemption Amount will likely be different. The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments. The portion of the estimated Redemption Amount as of April 30, 2013 redeemable at fair value is approximately $42 million and the portion redeemable based solely on a multiple of future earnings is approximately $9 million. Adjustments to Redemption Amounts based on fair value will have no affect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will affect net income per share attributable to HEICO shareholders.

In December 2012, the Company, through its HEICO Aerospace Holdings Corp. ("HEICO Aerospace") subsidiary, acquired the remaining 13.3% interest in one of its subsidiaries. The purchase price of the redeemable noncontrolling interest acquired was paid using proceeds from the Company's revolving credit facility.

Index

11.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to HEICO	$43,658	$38,228	$23,700	$19,043

Denominator:
Weighted average common shares outstanding-basic	52,993	52,630	53,035	52,648
Effect of dilutive stock options	475	660	463	648
Weighted average common shares outstanding-diluted	53,468	53,290	53,498	53,296

Net income per share attributable to HEICO shareholders:
Basic	$.82	$.73	$.45	$.36
Diluted	$.82	$.72	$.44	$.36

Anti-dilutive stock options excluded	672	641	598	645

No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of $1.0 million and $.5 million for the six months ended April 30, 2013 and 2012, respectively, and $.2 million and ($.5) million for the three months ended April 30, 2013 and 2012, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

Index

12.    OPERATING SEGMENTS
Information on the Company’s two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the six and three months ended April 30, 2013 and 2012, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2013:
Net sales	$294,229	$162,778	($2,809)	$454,198
Depreciation and amortization	5,703	10,316	386	16,405
Operating income	54,541	35,795	(10,709)	79,627
Capital expenditures	5,298	3,825	142	9,265

Six months ended April 30, 2012:
Net sales	$279,893	$150,743	($1,667)	$428,969
Depreciation and amortization	5,141	8,847	450	14,438
Operating income	52,141	31,522	(8,430)	75,233
Capital expenditures	3,218	4,062	868	8,148

Three months ended April 30, 2013:
Net sales	$155,231	$83,937	($1,460)	$237,708
Depreciation and amortization	2,868	5,203	194	8,265
Operating income	30,296	20,249	(5,857)	44,688
Capital expenditures	2,911	1,790	98	4,799

Three months ended April 30, 2012:
Net sales	$141,026	$76,272	($984)	$216,314
Depreciation and amortization	2,455	4,816	192	7,463
Operating income	26,634	15,317	(4,350)	37,601
Capital expenditures	1,563	1,984	813	4,360

Total assets by operating segment as of April 30, 2013 and October 31, 2012 are as follows (in thousands):

	Segment		Other, Primarily Corporate	Consolidated Totals
	FSG	ETG
Total assets as of April 30, 2013	$498,507	$628,745	$81,963	$1,209,215
Total assets as of October 31, 2012	487,188	636,660	68,998	1,192,846

Index

13.    COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit in the amount of $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2013 and 2012, respectively, are as follows (in thousands):

	Six months ended April 30,
	2013	2012
Balances as of beginning of fiscal year	$2,571	$2,231
Accruals for warranties	(220)	779
Warranty claims settled	(622)	(611)
Balances as of April 30	$1,729	$2,399

The decrease in the Company's warranty accrual for the six months ended April 30, 2013 is principally attributed to the partial reversal of a previous accrual for which potential warranty claims did not materialize.

Litigation

The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

14.    SUBSEQUENT EVENT

In May 2013, the Company announced that its HEICO Flight Support Corp. subsidiary had entered into an agreement to effectively acquire all of the outstanding stock of Reinhold Industries, Inc. (“Reinhold”) for approximately $130 million in a transaction that will be carried out by means of a merger. Closing, which is subject to governmental approval and standard closing conditions, is expected to occur in the third quarter of fiscal 2013. Reinhold is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The purchase price of this acquisition is expected to be paid in cash, principally using proceeds from the Company's revolving credit facility.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2012. There have been no material changes to our critical accounting policies during the six months ended April 30, 2013.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2013 have been affected by the fiscal 2012 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2012.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands).

	Six months ended April 30,		Three months ended April 30,
	2013	2012	2013	2012
Net sales	$454,198	$428,969	$237,708	$216,314
Cost of sales	287,161	275,523	148,260	141,116
Selling, general and administrative expenses	87,410	78,213	44,760	37,597
Total operating costs and expenses	374,571	353,736	193,020	178,713
Operating income	$79,627	$75,233	$44,688	$37,601

Net sales by segment:
Flight Support Group	$294,229	$279,893	$155,231	$141,026
Electronic Technologies Group	162,778	150,743	83,937	76,272
Intersegment sales	(2,809)	(1,667)	(1,460)	(984)
	$454,198	$428,969	$237,708	$216,314

Operating income by segment:
Flight Support Group	$54,541	$52,141	$30,296	$26,634
Electronic Technologies Group	35,795	31,522	20,249	15,317
Other, primarily corporate	(10,709)	(8,430)	(5,857)	(4,350)
	$79,627	$75,233	$44,688	$37,601

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.8%	35.8%	37.6%	34.8%
Selling, general and administrative expenses	19.2%	18.2%	18.8%	17.4%
Operating income	17.5%	17.5%	18.8%	17.4%
Interest expense	.3%	.3%	.3%	.3%
Other income	.1%	.1%	.1%	.1%
Income tax expense	5.4%	6.0%	6.3%	6.0%
Net income attributable to noncontrolling interests	2.3%	2.4%	2.2%	2.4%
Net income attributable to HEICO	9.6%	8.9%	10.0%	8.8%

Index

Comparison of First Six Months of Fiscal 2013 to First Six Months of Fiscal 2012

Net Sales

Our net sales for the first six months of fiscal 2013 increased by 6% to a record $454.2 million, as compared to net sales of $429.0 million for the first six months of fiscal 2012. The increase in net sales reflects an increase of $14.3 million (a 5% increase) to a record $294.2 million within the FSG as well as an increase of $12.0 million (an 8% increase) to a record $162.8 million in net sales within the ETG. The net sales increase in the FSG reflects additional net sales of $7.4 million from fiscal 2012 acquisitions as well as organic growth of approximately 2%. The organic growth in the FSG principally reflects an increase in demand from improving market conditions resulting in net sales increases of $6.0 million within our aftermarket replacement parts and repair and overhaul services product lines and $.9 million within our specialty products lines. Consistent with previous guidance, we continue to remain confident in the outlook for the commercial airline industry and expect increases in airline capacity and maintenance spending to yield moderate organic growth within the FSG for the remainder of fiscal 2013. The net sales increase in the ETG results from organic growth of approximately 5% as well as additional net sales of $4.9 million from fiscal 2012 acquisitions. The organic growth in the ETG principally reflects an increase in demand for certain of our space products resulting in an $11.2 million increase in net sales partially offset by a decrease in demand for certain of our defense products resulting in a $4.2 million decrease in net sales. Uncertainty surrounding the impact of governmental budget reductions has continued to soften the market for certain defense products and remained a contributing factor in the decline in sales of certain of the ETG's defense products during the first six months of fiscal 2013. Despite these market conditions, we continue to anticipate that improving demand for our non-defense products will drive moderate organic growth within the ETG for the remainder of fiscal 2013. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first six months of fiscal 2013.
Gross Profit and Operating Expenses
Our consolidated gross profit margin improved to 36.8% for the first six months of fiscal 2013 as compared to 35.8% for the first six months of fiscal 2012, principally reflecting a 2.5% increase in the ETG's gross profit margin. The increase in the ETG's gross profit margin is primarily attributed to increased net sales and a more favorable product mix for certain of our space products partially offset by lower net sales and a less favorable product mix for certain of our defense products. Total new product research and development expenses included within our consolidated cost of sales increased slightly from $14.9 million in the first six months of fiscal 2012 to $15.0 million in the first six months of fiscal 2013.
Selling, general and administrative (“SG&A”) expenses were $87.4 million and $78.2 million for the first six months of fiscal 2013 and fiscal 2012, respectively. The increase in SG&A expenses reflects an increase of $6.3 million in general and administrative expenses of which $3.2 million is attributed to the fiscal 2012 acquired businesses and the remainder to support the higher net sales volumes including an increase in accrued performance awards based

Index

on improved consolidated operating results. Additionally, the increase in SG&A expenses reflects an increase of $2.9 million in selling expenses principally due to higher sales-related commissions and other costs resulting from the net sales growth. SG&A expenses as a percentage of net sales increased from 18.2% for the first six months of fiscal 2012 to 19.2% for the first six months of fiscal 2013 principally reflecting the impact from the previously mentioned increase in accrued performance awards, sales-related commissions and costs as well as the impact associated with amortization expense of intangible assets recognized in connection with the acquired businesses.
Operating Income
Operating income for the first six months of fiscal 2013 increased by 5.8% to a record $79.6 million as compared to operating income of $75.2 million for the first six months of fiscal 2012. The increase in operating income reflects a $4.3 million increase (a 14% increase) to a record $35.8 million in operating income of the ETG for the first six months of fiscal 2013, up from $31.5 million for the first six months of fiscal 2012 and a $2.4 million increase (a 5% increase) in operating income of the FSG to a record $54.5 million for the first six months of fiscal 2013, up from $52.1 million for the first six months of fiscal 2012. The increase in operating income of the ETG was driven mainly by the previously mentioned increase in net sales and improved gross profit margin. The increase in the operating income of the FSG mainly reflects the previously mentioned increase in net sales.
As a percentage of net sales, our consolidated operating income was 17.5% for both the first six months of fiscal 2013 and 2012.
Interest Expense
Interest expense for the first six months of fiscal 2013 was $1.4 million, up slightly from $1.3 million in the first six months of fiscal 2012. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first six months of fiscal 2013 associated with recent acquisitions and borrowings made to fund an aggregate $2.20 per share cash dividend paid in December 2012.
Other Income
Other income in the first six months of fiscal 2013 and 2012 was not material.
Income Tax Expense
Our effective tax rate for the first six months of fiscal 2013 decreased to 31.3% from 34.5% for the first six months of fiscal 2012. The decrease is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 pursuant to the retroactive extension of Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," in January 2013 to cover a two-year period from January 1, 2012 to December 31, 2013. As a result, we recognized an additional $1.6 million of research and development tax credits in the first quarter of fiscal

Index

2013 compared to the first quarter of fiscal 2012. The decrease in the effective tax rate was also attributed to an income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock. See Liquidity and Capital Resources of this Item 2.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in the FSG and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $10.4 million for the first six months of fiscal 2013 compared to $10.5 million for the first six months of fiscal 2012. The decrease for the first six months of fiscal 2013 principally reflects our purchases of certain noncontrolling interests during fiscal 2012 and 2013 resulting in lower allocations of net income to noncontrolling interests partially offset by higher earnings of certain FSG and ETG subsidiaries during the first six months of fiscal 2013.

Net Income Attributable to HEICO
Net income attributable to HEICO increased to a record $43.7 million, or $.82 per diluted share, for the first six months of fiscal 2013 from $38.2 million, or $.72 per diluted share, for the first six months of fiscal 2012, principally reflecting the increased operating income referenced above and the favorable tax benefits recognized during the first quarter of fiscal 2013.

Comparison of Second Quarter of Fiscal 2013 to Second Quarter of Fiscal 2012
Net Sales
Our net sales for the second quarter of fiscal 2013 increased by 10% to $237.7 million, as compared to net sales of $216.3 million for the second quarter of fiscal 2012. The increase in net sales reflects an increase of $14.2 million (a 10% increase) to a record $155.2 million within the FSG as well as an increase of $7.7 million (a 10% increase) to $83.9 million in net sales within the ETG. The net sales increase in the FSG reflects organic growth of approximately 7% as well as additional net sales of $3.9 million from fiscal 2012 acquisitions. The organic growth in the FSG principally reflects an increase in demand from improving market conditions resulting in net sales increases of $7.9 million within our aftermarket replacement parts and repair and overhaul services product lines and $2.4 million within our specialty products lines. The net sales increase in the ETG results from organic growth of approximately 9% as well as additional net sales of $.7 million from fiscal 2012 acquisitions. The organic growth in the ETG principally reflects an increase in demand for certain of our space products resulting in a $6.8 million increase in net sales partially offset by a decrease in demand for certain of our defense products resulting in a $1.9 million decrease in net sales. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the second quarter of fiscal 2013.

Index

Gross Profit and Operating Expenses
Our consolidated gross profit margin improved to 37.6% for the second quarter of fiscal 2013 as compared to 34.8% for the second quarter of fiscal 2012, reflecting a 5.9% and 1.2% increase in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG's gross profit margin is primarily attributed to increased net sales and a more favorable product mix for certain of our space products partially offset by lower net sales and a less favorable product mix for certain of our defense products. The increase in the FSG’s gross profit margin reflects the aggregate benefit of higher net sales and a more favorable product mix within our aftermarket replacement parts and repair and overhaul services product lines as well as higher net sales within our specialty products lines. Total new product research and development expenses included within our consolidated cost of sales was $7.7 million in the second quarter of fiscal 2013 compared to $8.4 million in the second quarter of fiscal 2012.
Selling, general and administrative (“SG&A”) expenses were $44.8 million and $37.6 million for the second quarter of fiscal 2013 and fiscal 2012, respectively. The increase in SG&A expenses reflects an increase of $5.5 million in general and administrative expenses of which $1.2 million is attributed to the fiscal 2012 acquired businesses and the remainder to support the higher net sales volumes including an increase in accrued performance awards based on improved consolidated operating results. Additionally, the increase in SG&A expenses reflects an increase of $1.7 million in selling expenses principally due to higher sales-related commissions and other costs resulting from the net sales growth. SG&A expenses as a percentage of net sales increased from 17.4% for the second quarter of fiscal 2012 to 18.8% for the second quarter of fiscal 2013 principally reflecting the impact from the previously mentioned increase in accrued performance awards and sales-related commissions and costs.
Operating Income
Operating income for the second quarter of fiscal 2013 increased by 19% to $44.7 million as compared to operating income of $37.6 million for the second quarter of fiscal 2012. The increase in operating income reflects a $4.9 million increase (a 32% increase) to $20.2 million in operating income of the ETG for the second quarter of fiscal 2013, up from $15.3 million for the second quarter of fiscal 2012 and a $3.7 million increase (a 14% increase) in operating income of the FSG to a record $30.3 million for the second quarter of fiscal 2013, up from $26.6 million for the second quarter of fiscal 2012. The increase in operating income of the ETG principally reflects the previously mentioned increase in net sales and improved gross profit margin. The increase in the operating income of the FSG principally reflects the previously mentioned increase in net sales and improved gross profit margin.
As a percentage of net sales, our consolidated operating income increased to 18.8% for the second quarter of fiscal 2013, up from 17.4% for the second quarter of fiscal 2012. The increase in consolidated operating income as a percentage of net sales reflects an increase in the ETG’s operating income as a percentage of net sales from 20.1% for the second quarter of fiscal 2012 to 24.1% for the second quarter of fiscal 2013 and an increase in the FSG's operating income as a percentage of net sales from 18.9% in the second quarter of fiscal 2012 to 19.5% in the second quarter of fiscal 2013. The increases in operating income as a percentage of net sales

Index

for the ETG and FSG are principally attributed to the previously mentioned improved gross profit margins partially offset by increases in SG&A expense as a percentage of net sales.
Interest Expense
Interest expense in the second quarter of fiscal 2013 was $.8 million, up slightly from $.7 million in the second quarter of fiscal 2012. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the second quarter of fiscal 2013 associated with recent acquisitions and borrowings made to fund an aggregate $2.20 per share cash dividend paid in December 2012.
Other Income and Expense
Other income and expense in the second quarter of fiscal 2013 and 2012 was not material.
Income Tax Expense
Our effective tax rate in the second quarter of fiscal 2013 decreased to 34.1% from 34.7% in the second quarter of fiscal 2012. The decrease is principally due to an income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock. See Liquidity and Capital Resources of this Item 2. Additionally, the effective tax rate for the second quarter of fiscal 2013 reflects a benefit resulting from the retroactive extension of the research and development tax credit as discussed further within the Comparison of First Six Months of Fiscal 2013 to First Six Months of Fiscal 2012 within this Item 2.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in the FSG and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.3 million for the second quarter of fiscal 2013 compared to $5.2 million for the second quarter of fiscal 2012. The increase for the second quarter of fiscal 2013 principally reflects higher earnings of certain FSG and ETG subsidiaries during the second quarter of fiscal 2013 partially offset by purchases of certain noncontrolling interests during fiscal 2013 resulting in lower allocations of net income to noncontrolling interests.

Net Income Attributable to HEICO
Net income attributable to HEICO increased to $23.7 million, or $.44 per diluted share, for the second quarter of fiscal 2013 from $19.0 million, or $.36 per diluted share, for the second quarter of fiscal 2012, principally reflecting the increased operating income referenced above.

Index

Outlook
Consistent with previous guidance, we expect continued commercial airline capacity growth to further drive increased demand for products and services within our Flight Support Group. Additionally, we generally anticipate stable demand for most of our Electronic Technologies Group's products, but acknowledge that uncertainty surrounding the impact of governmental budget reductions may continue to soften the market for certain defense products over the remainder of fiscal 2013. Based on our current market outlook, we are estimating full year fiscal 2013 year-over-year growth in net sales of 8% to 10% and growth in net income of 11% to 13%. These estimates include the impact of the pending Reinhold Industries, Inc. acquisition, as discussed further within Contractual Obligations of this Item 2, but exclude any other potential acquisition opportunities during the remainder of fiscal 2013.

Liquidity and Capital Resources
Our principal uses of cash include acquisitions, cash dividends, capital expenditures, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2013 are anticipated to approximate $20 million.

In December 2012, we entered into an amendment to extend the maturity date of our revolving credit facility by one year to December 2017. We also amended certain covenants contained within the revolving credit facility agreement to accommodate payment of a special and extraordinary cash dividend. In December 2012, we paid a special and extraordinary $2.14 per share cash dividend on both classes of our common stock as well as our regular semi-annual $.06 per share cash dividend that was accelerated from January 2013. The dividends, which aggregated $116.6 million, were funded from borrowings under our revolving credit facility.

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2013, we were in compliance with all such covenants. As of April 30, 2013, our net debt to shareholders’ equity ratio was 32.1%, with net debt (total debt less cash and cash equivalents) of $211.7 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities
Net cash provided by operating activities was $44.5 million for the first six months of fiscal 2013 and consisted primarily of net income from consolidated operations of $54.0 million and depreciation and amortization of $16.4 million (a non-cash item) partially offset by an increase in working capital (current assets minus current liabilities) of $27.7 million. The increase in working capital was principally attributed to increases in accounts receivable and inventory as a result of net sales growth during the period. Net cash provided by operating

Index

activities decreased slightly by $.8 million from $45.3 million for the first six months of fiscal 2012.
Investing Activities
Net cash used in investing activities totaled $10.5 million during the first six months of fiscal 2013 and related primarily to capital expenditures and additional purchase consideration for certain fiscal 2012 acquisitions totaling $9.3 million and $1.2 million, respectively.
Financing Activities
Net cash used in financing activities during the first six months of fiscal 2013 totaled $38.6 million and related primarily to $116.6 million in cash dividends on our common stock, acquisitions of noncontrolling interests of $16.6 million, distributions to noncontrolling interests of $4.5 million and redemptions of common stock related to stock option exercises of $2.4 million, partially offset by net borrowings on our revolving credit facility of $97.0 million and the presentation of $5.1 million of excess tax benefit from stock option exercises as a financing activity.
Contractual Obligations
Except as otherwise noted below, there have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2012.

As of April 30, 2013, we had a total of $224 million of outstanding borrowings under our revolving credit facility with a maturity in fiscal 2018. The $97 million increase over the $127 million outstanding as of October 31, 2012 principally relates to aggregate borrowings of $145 million principally made to fund the $2.20 total per share cash dividend paid in December 2012 and to repurchase the remaining 13.3% interest in one of our subsidiaries, net of payments made aggregating $48 million, which primarily came from cash provided by operating activities.

In May 2013, we announced that our HEICO Flight Support Corp. subsidiary had entered into an agreement to effectively acquire all of the outstanding stock of Reinhold Industries, Inc. (“Reinhold”) for approximately $130 million in a transaction that will be carried out by means of a merger. Closing, which is subject to governmental approval and standard closing conditions, is expected to occur in the third quarter of fiscal 2013. Reinhold is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The purchase price of this acquisition is expected to be paid in cash, principally using proceeds from our revolving credit facility.

Index

Off-Balance Sheet Arrangements
Guarantees
We have arranged for a standby letter of credit in the amount of $1.5 million to meet the security requirement of our insurance company for potential workers’ compensation claims, which is supported by our revolving credit facility.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about changes in and amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2012, or in fiscal 2014 for HEICO. Early adoption is permitted. The adoption of

Index

this guidance is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which clarifies the applicable guidance for the release of any cumulative translation adjustments into net earnings. ASU 2013-05 specifies that the entire amount of cumulative translation adjustments should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the investment in the foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013, or in fiscal 2015 for HEICO. Early adoption is permitted. We are currently evaluating the effect, if any, the adoption of this guidance will have on our consolidated results of operations, financial position or cash flows.

Index

Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include: lower demand for commercial air travel or airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product development or product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; product development difficulties, which could increase our product development costs and delay sales; our ability to make acquisitions and achieve operating synergies from acquired businesses, customer credit risk, interest and income tax rates and economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and defense budget cuts, which could reduce our defense-related revenue. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6.    EXHIBITS

Exhibit	Description

10.1
Third Amendment to Revolving Credit Agreement, effective as of February 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.

**	Furnished herewith.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	May 24, 2013	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

10.1
Third Amendment to Revolving Credit Agreement, effective as of February 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent.

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