Form 10-Q
period 2013-07-31
HEICO CORP
filed 2013-08-29
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 28, 2013 is as follows:

Common Stock, $.01 par value	21,429,392	shares
Class A Common Stock, $.01 par value	31,661,632	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,771	$21,451
Accounts receivable, net	139,401	122,214
Inventories, net	216,256	189,704
Prepaid expenses and other current assets	9,687	6,997
Deferred income taxes	29,998	27,545
Total current assets	408,113	367,911

Property, plant and equipment, net	90,863	80,518
Goodwill	619,571	542,114
Intangible assets, net	207,098	154,324
Deferred income taxes	2,316	2,492
Other assets	58,704	45,487
Total assets	$1,386,665	$1,192,846

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$663	$626
Trade accounts payable	54,089	50,083
Accrued expenses and other current liabilities	84,362	76,241
Income taxes payable	2,776	4,564
Total current liabilities	141,890	131,514

Long-term debt, net of current maturities	318,876	131,194
Deferred income taxes	115,426	90,436
Other long-term liabilities	67,177	52,777
Total liabilities	643,369	405,921

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests (Note 11)	52,444	67,166

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 21,429 and 21,346 shares issued and outstanding	214	213
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 31,662 and 31,517 shares issued and outstanding	317	315
Capital in excess of par value	253,872	244,632
Deferred compensation obligation	928	823
HEICO stock held by irrevocable trust	(928)	(823)
Accumulated other comprehensive loss	(2,727)	(3,572)
Retained earnings	326,000	375,085
Total HEICO shareholders’ equity	577,676	616,673
Noncontrolling interests	113,176	103,086
Total shareholders’ equity	690,852	719,759
Total liabilities and equity	$1,386,665	$1,192,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012

Net sales	$721,331	$654,938	$267,133	$225,969

Operating costs and expenses:
Cost of sales	456,754	417,240	169,593	141,717
Selling, general and administrative expenses	136,544	120,010	49,134	41,797

Total operating costs and expenses	593,298	537,250	218,727	183,514

Operating income	128,033	117,688	48,406	42,455

Interest expense	(2,540)	(1,816)	(1,097)	(552)
Other income (expense)	505	190	59	(131)

Income before income taxes and noncontrolling interests	125,998	116,062	47,368	41,772

Income tax expense	37,200	38,700	12,600	13,100

Net income from consolidated operations	88,798	77,362	34,768	28,672

Less: Net income attributable to noncontrolling interests	16,193	16,006	5,821	5,544

Net income attributable to HEICO	$72,605	$61,356	$28,947	$23,128

Net income per share attributable to HEICO shareholders:
Basic	$1.37	$1.17	$.55	$.44
Diluted	$1.36	$1.15	$.54	$.43

Weighted average number of common shares outstanding:
Basic	53,020	52,651	53,074	52,695
Diluted	53,516	53,290	53,612	53,288

Cash dividends per share	$2.270	$.108	$.070	$.060
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012

Net income from consolidated operations	$88,798	$77,362	$34,768	$28,672
Other comprehensive income (loss):
Foreign currency translation adjustments	842	(10,264)	598	(6,028)
Total other comprehensive income (loss)	842	(10,264)	598	(6,028)
Comprehensive income from consolidated operations	89,640	67,098	35,366	22,644
Less: Comprehensive income attributable to noncontrolling interests	16,193	16,006	5,821	5,544
Comprehensive income attributable to HEICO	$73,447	$51,092	$29,545	$17,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759
Comprehensive income	6,127	—	—	—	—	—	842	72,605	10,066	83,513
Cash dividends ($2.270 per share)	—	—	—	—	—	—	—	(120,361)	—	(120,361)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,625	—	—	—	—	—	2,625
Tax benefit from stock option exercises	—	—	—	5,180	—	—	—	—	—	5,180
Stock option compensation expense	—	—	—	3,455	—	—	—	—	—	3,455
Proceeds from stock option exercises	—	1	1	344	—	—	—	—	—	346
Redemptions of common stock related to stock option exercises	—	—	—	(2,364)	—	—	—	—	—	(2,364)
Acquisitions of noncontrolling interests	(16,610)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,968)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	1,327	—	—	—	—	—	—	(1,327)	—	(1,327)
Deferred compensation obligation	—	—	—	—	105	(105)	—	—	—	—
Other	402	—	1	—	—	—	3	(2)	24	26
Balances as of July 31, 2013	$52,444	$214	$317	$253,872	$928	($928)	($2,727)	$326,000	$113,176	$690,852

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	($522)	$3,033	$299,497	$91,083	$620,154
Comprehensive income	6,945	—	—	—	—	—	(10,264)	61,356	9,061	60,153
Cash dividends ($.108 per share)	—	—	—	—	—	—	—	(5,689)	—	(5,689)
Five-for-four common stock split	—	42	63	(105)	—	—	—	(16)	—	(16)
Tax benefit from stock option exercises	—	—	—	13,144	—	—	—	—	—	13,144
Stock option compensation expense	—	—	—	2,888	—	—	—	—	—	2,888
Proceeds from stock option exercises	—	—	1	386	—	—	—	—	—	387
Redemptions of common stock related to stock option exercises	—	—	—	(307)	—	—	—	—	—	(307)
Acquisitions of noncontrolling interests	(7,616)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(6,794)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(93)	—	—	—	—	—	—	93	—	93
Other	1,224	—	—	(1)	—	—	(149)	(78)	—	(228)
Balances as of July 31, 2012	$59,096	$213	$314	$242,125	$522	($522)	($7,380)	$355,163	$100,144	$690,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2013	2012
Operating Activities:
Net income from consolidated operations	$88,798	$77,362
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	25,900	22,175
Tax benefit from stock option exercises	5,180	13,144
Excess tax benefit from stock option exercises	(5,115)	(12,091)
Stock option compensation expense	3,455	2,888
Issuance of common stock to HEICO Savings and Investment Plan	2,625	—
(Decrease) increase in value of contingent consideration	(1,195)	143
Deferred income tax benefit	(2,393)	(1,191)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(8,375)	1,212
Increase in inventories	(15,623)	(13,171)
Increase in prepaid expenses and other current assets	(2,472)	(1,775)
Increase (decrease) in trade accounts payable	1,044	(3,603)
Increase (decrease) in accrued expenses and other current liabilities	2,671	(5,891)
Decrease in income taxes payable	(2,753)	(1,291)
Other	545	392
Net cash provided by operating activities	92,292	78,303

Investing Activities:
Acquisitions, net of cash acquired	(134,414)	(171,501)
Capital expenditures	(13,496)	(12,381)
Other	4	(144)
Net cash used in investing activities	(147,906)	(184,026)

Financing Activities:
Borrowings on revolving credit facility	287,000	173,000
Payments on revolving credit facility	(99,000)	(60,000)
Cash dividends paid	(120,361)	(5,689)
Acquisitions of noncontrolling interests	(16,610)	(7,616)
Excess tax benefit from stock option exercises	5,115	12,091
Distributions to noncontrolling interests	(5,968)	(6,794)
Redemptions of common stock related to stock option exercises	(2,364)	(307)
Payment of contingent consideration	(601)	—
Revolving credit facility issuance costs	(570)	(3,028)
Proceeds from stock option exercises	346	387
Other	(96)	679
Net cash provided by financing activities	46,891	102,723

Effect of exchange rate changes on cash	43	(535)

Net decrease in cash and cash equivalents	(8,680)	(3,535)
Cash and cash equivalents at beginning of year	21,451	17,500
Cash and cash equivalents at end of period	$12,771	$13,965
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. The October 31, 2012 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.    ACQUISITIONS

Reinhold Acquisition

On May 31, 2013, the Company, through its HEICO Flight Support Corp. subsidiary, acquired Reinhold Industries, Inc. ("Reinhold") through the acquisition of all of the outstanding stock of Reinhold's parent company for approximately $133.0 million, net of $8.0 million of cash acquired, in a transaction carried out by means of a merger. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company’s revolving credit facility. Reinhold is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. This acquisition is consistent with HEICO’s practice of acquiring outstanding, niche designers and manufacturers

Index

of critical components in the aerospace and defense industries and will further enable the Company to broaden its product offerings, technologies and customer base.

The following table summarizes the allocation of the purchase price of Reinhold to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$76,792
Identifiable intangible assets	66,500
Inventories	10,753
Accounts receivable	8,830
Property, plant and equipment	7,994
Other assets	1,342
Total assets acquired, excluding cash	$172,211

Liabilities assumed:
Deferred income taxes	$25,625
Accrued expenses	6,994
Accounts payable	2,923
Other liabilities	3,697
Total liabilities assumed	$39,239
Net assets acquired, excluding cash	$132,972

The allocation of the purchase price to the tangible and identifiable assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Reinhold and the value of its assembled workforce that do not qualify for separate recognition. The operating results of Reinhold were included in the Company’s results of operations from the effective acquisition date. The Company’s consolidated net sales and net income attributable to HEICO for the nine and three months ended July 31, 2013, includes approximately $12.6 million and $1.2 million, respectively, from the acquisition of Reinhold.
The following table presents unaudited pro forma financial information for the nine and three months ended July 31, 2012 as if the acquisition of Reinhold had occurred as of November 1, 2011 (in thousands):

	Nine months ended	Three months ended
	July 31, 2012	July 31, 2012
Net sales	$695,641	$240,940
Net income from consolidated operations	$79,579	$29,963
Net income attributable to HEICO	$63,563	$24,414
Net income per share attributable to HEICO shareholders:
Basic	$1.21	$.46
Diluted	$1.19	$.46

Index

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2011. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Had the acquisition been consummated as of November 1, 2011, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2013 would not have been materially different than the reported amounts.

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

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2013	October 31, 2012
Accounts receivable	$142,478	$124,548
Less: Allowance for doubtful accounts	(3,077)	(2,334)
Accounts receivable, net	$139,401	$122,214

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	July 31, 2013	October 31, 2012
Costs incurred on uncompleted contracts	$6,501	$6,673
Estimated earnings	6,790	6,235
	13,291	12,908
Less: Billings to date	(11,309)	(7,426)
	$1,982	$5,482
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$2,092	$5,482
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(110)	—
	$1,982	$5,482

The percentage of the Company’s net sales recognized under the percentage-of-completion method was not material for the nine and three months ended July 31, 2013 and 2012. Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the nine and three months ended July 31, 2013 and 2012.

Inventories

(in thousands)	July 31, 2013	October 31, 2012
Finished products	$102,497	$93,873
Work in process	26,550	18,887
Materials, parts, assemblies and supplies	78,206	69,042
Contracts in process	9,993	8,299
Less: Billings to date	(990)	(397)
Inventories, net of valuation reserves	$216,256	$189,704

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

(in thousands)	July 31, 2013	October 31, 2012
Land	$4,509	$4,505
Buildings and improvements	57,254	54,322
Machinery, equipment and tooling	125,169	109,041
Construction in progress	6,274	5,599
	193,206	173,467
Less: Accumulated depreciation and amortization	(102,343)	(92,949)
Property, plant and equipment, net	$90,863	$80,518
Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $14.5 million and $10.8 million as of July 31, 2013 and October 31, 2012, respectively. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2013 and 2012 was $6.0 million and $2.1 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2013 and 2012 was $2.5 million and $1.0 million, respectively. The increase in customer rebates and credits is principally due to the fact that the first nine months and third quarter of fiscal 2012 reflected a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in the associated rebate percentages.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”). Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2013 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2012	$203,539	$338,575	$542,114
Goodwill acquired	76,792	122	76,914
Adjustments to goodwill	(109)	—	(109)
Foreign currency translation adjustments	—	652	652
Balances as of July 31, 2013	$280,222	$339,349	$619,571

The goodwill acquired principally pertains to the current year acquisition described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The adjustments to goodwill during fiscal 2013 represent immaterial measurement period adjustments to the purchase price allocations of certain fiscal 2012 acquisitions. The Company

Index

estimates that approximately $4 million of the goodwill recognized in fiscal 2013 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2013			As of October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$137,810	($33,726)	$104,084	$102,172	($24,038)	$78,134
Intellectual property	62,872	(9,166)	53,706	43,093	(5,738)	37,355
Licenses	2,900	(1,315)	1,585	2,900	(1,117)	1,783
Non-compete agreements	1,231	(1,231)	—	1,339	(1,320)	19
Patents	640	(345)	295	589	(309)	280
Trade names	566	(420)	146	566	(336)	230
	206,019	(46,203)	159,816	150,659	(32,858)	117,801
Non-Amortizing Assets:
Trade names	47,282	—	47,282	36,523	—	36,523
	$253,301	($46,203)	$207,098	$187,182	($32,858)	$154,324
The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of July 31, 2013 compared to October 31, 2012 principally relates to such intangible assets recognized in connection with the acquisition made during fiscal 2013 (see Note 2, Acquisitions). The amortization period of the customer relationships and intellectual property acquired is 10 years and 12 years, respectively.
Amortization expense related to intangible assets for the nine months ended July 31, 2013 and 2012 was $14.3 million and $11.7 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2013 and 2012 was $5.4 million and $4.2 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2013 is estimated to be $5.9 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $22.8 million in fiscal 2014, $21.2 million in fiscal 2015, $19.6 million in fiscal 2016, $18.9 million in fiscal 2017, $17.2 million in fiscal 2018 and $54.2 million thereafter.

Index

5.    LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	July 31, 2013	October 31, 2012
Borrowings under revolving credit facility	$315,000	$127,000
Capital leases and notes payable	4,539	4,820
	319,539	131,820
Less: Current maturities of long-term debt	(663)	(626)
	$318,876	$131,194

As of July 31, 2013 and October 31, 2012, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.3% and 1.2%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2013, the Company was in compliance with all such covenants.

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

6.    INCOME TAXES

As of July 31, 2013, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2.0 million of which $1.3 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the nine months ended July 31, 2013 is as follows (in thousands):

Balance as of October 31, 2012	$2,527
Settlements	(570)
Decreases related to prior year tax positions	(151)
Lapse of statutes of limitations	(65)
Increases related to current year tax positions	224
Balance as of July 31, 2013	$1,965

The settlements and decreases related to prior year tax positions pertain to a state income tax position regarding nexus that was originally recognized in fiscal 2012 and resolved through

Index

the filing of state income tax returns in fiscal 2013. The accrual of interest and penalties related to unrecognized tax benefits was not material for the nine months ended July 31, 2013. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

In January 2013, Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," was retroactively extended to cover a two-year period from January 1, 2012 to December 31, 2013. As a result, an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 was recognized by the Company in the first quarter of fiscal 2013. The tax credit, net of expenses, increased net income attributable to HEICO by approximately $1.0 million.

During the third quarter of fiscal 2013, the Company filed its fiscal 2012 U.S. federal and state tax returns. As a result, the Company recognized an aggregate benefit, net of expenses, which increased net income attributable to HEICO by approximately $1.6 million from higher research and development tax credits and a credit for foreign taxes paid on earnings that were repatriated by one of the Company's foreign subsidiaries.

The Company's effective tax rate for the first nine months of fiscal 2013 decreased to 29.5% from 33.3% for the first nine months of fiscal 2012. The decrease is partially due to the previously mentioned income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013. The decrease in the effective tax rate was also attributed to an income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock and the benefit from higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan (the "LCP"). Furthermore, the Company recognized an additional tax benefit upon the filing of its fiscal 2012 U.S. federal income tax return in the third quarter of fiscal 2013 associated with the previously mentioned credit for foreign taxes paid on earnings that were repatriated by one of the Company's foreign subsidiaries that also contributed to the lower effective tax rate.

The Company's effective tax rate in the third quarter of fiscal 2013 decreased to 26.6% from 31.4% in the third quarter of fiscal 2012. The decrease is partially due to the aforementioned benefit associated with a credit for foreign taxes paid on earnings that were repatriated by one of the Company's foreign subsidiaries. The decrease in the effective tax rate was also attributed to the previously mentioned benefit from higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP and for the income tax deduction for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock.

Index

7.    FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of July 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$49,581	$—	$49,581
Money market funds and cash	2,247	—	—	2,247
Equity securities	1,390	—	—	1,390
Mutual funds	956	—	—	956
Other	—	47	—	47
Total assets	$4,593	$49,628	$—	$54,221

Liabilities:
Contingent consideration	$—	$—	$9,101	$9,101

	As of October 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$37,086	$—	$37,086
Money market funds and cash	1,122	—	—	1,122
Equity securities	991	—	—	991
Mutual funds	1,154	—	—	1,154
Other	—	442	538	980
Total assets	$3,267	$37,528	$538	$41,333

Liabilities:
Contingent consideration	$—	$—	$10,897	$10,897

Index

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. The assets of the Company’s other deferred compensation plan are invested in equity securities, mutual funds and money market funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $54.2 million as of July 31, 2013 and $41.3 million as of October 31, 2012, of which the LCP related assets were $49.6 million and $37.1 million as of July 31, 2013 and October 31, 2012, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $53.6 million as of July 31, 2013 and $40.8 million as of October 31, 2012, of which the LCP related liability was $49.0 million and $36.5 million as of July 31, 2013 and October 31, 2012, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may be obligated to pay contingent consideration of up to $12.9 million in aggregate should the acquired entity meet certain earnings objectives during each of the next four years following the first anniversary date of the acquisition. The $9.1 million estimated fair value of the contingent consideration as of July 31, 2013 is classified within Level 3 and was determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario that ranged from a compound annual growth rate of negative 4% to positive 20%. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 3.0% reflecting the credit risk of a market participant. Significant changes to either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's condensed consolidated statements of operations. The $1.2 million decrease in the fair value of the contingent consideration since October 31, 2012 is principally attributed to lower year one actual earnings and year two forecasted earnings of the subsidiary due to reductions in United States defense spending and was recorded to selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations. As of July 31, 2013, the estimated amount of such contingent consideration to be paid within the next twelve months of $1.4 million is included in accrued expenses and other current liabilities and the remaining $7.7 million is included in other long-term liabilities in the Company's Condensed Consolidated Balance Sheet.

Index

Changes in the Company’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2013 are as follows (in thousands):

	Assets	Liabilities
Balances as of October 31, 2012	$538	$10,897
Decrease in value of contingent consideration	—	(1,195)
Payment of contingent consideration	—	(601)
Total realized gains	48	—
Sales	(586)	—
Balances as of July 31, 2013	$—	$9,101

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2013.
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2013 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.    SHAREHOLDERS' EQUITY

During the nine months ended July 31, 2013, the Company repurchased an aggregate 29,083 shares of Common Stock at a total cost of $1.3 million and an aggregate 31,972 shares of Class A Common Stock at a total cost of $1.1 million. The transactions occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options and did not impact the number of shares authorized for future purchase under the Company’s share repurchase program.

In December 2012, the Company paid a special and extraordinary $2.14 per share cash dividend on both classes of HEICO common stock as well as a regular semi-annual $.06 per share cash dividend that was accelerated from January 2013. The dividends, which aggregated $116.6 million, were funded from borrowings under the Company's revolving credit facility.

9.    EMPLOYEE RETIREMENT PLAN

In connection with the acquisition of Reinhold (see Note 2, Acquisitions), the Company assumed Reinhold's frozen qualified defined benefit pension plan (the "Plan"). The Plan's benefits are based on employee compensation and years of service. However, since the Plan was closed to new participants effective December 31, 2004, the accrued benefit for Plan participants was fixed as of the date of acquisition. The acquired projected benefit obligation and plan assets were recorded at fair value as of the acquisition date.

Index

Changes in the Plan's projected benefit obligation and plan assets since the acquisition are as follows (in thousands):

Change in projected benefit obligation:
Acquired projected benefit obligation	$14,539
Interest cost	95
Benefits paid	(160)
Projected benefit obligation as of July 31, 2013	$14,474

Change in plan assets:
Acquired plan assets	$11,674
Expected return on plan assets	128
Benefits paid	(160)
Plan assets as of July 31, 2013	$11,642

The $2.8 million difference between the projected benefit obligation and plan assets as of July 31, 2013 was included in other long-term liabilities within the Company's Condensed Consolidated Balance Sheet.

Components of net benefit income since the acquisition within the Company's Condensed Statement of Operations are as follows (in thousands):

Expected return on plan assets	$128
Interest cost	95
Net benefit income	$33

The Company has not made any contributions to the Plan since the acquisition and does not expect to be required to make contributions to the Plan during the remainder of fiscal 2013. Estimated future benefit payments for the remainder of fiscal 2013 are $.2 million. Estimated future benefit payments to be made from fiscal 2014 to fiscal 2023 are as follows (in thousands):

Year ending October 31,
2014	$965
2015	936
2016	920
2017	904
2018	892
2019-2023	4,280

Index

As of July 31, 2013, 80% of the Plan's assets were invested in fixed-income securities and 20% were invested in equity securities, which match the Plan's current investment target allocations. The Company is currently evaluating the Plan's asset allocation policy which was established prior to the acquisition. The Company's objective is to maximize long-term investment return while maintaining an acceptable level of risk that is accomplished through broad diversification of the Plan's assets.

10.    RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the nine months ended July 31, 2013 and 2012 includes approximately $23.5 million and $22.4 million, respectively, of new product research and development expenses. Cost of sales for the three months ended July 31, 2013 and 2012 includes approximately $8.5 million and $7.5 million, respectively, of new product research and development expenses.

11.    REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2022. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of July 31, 2013, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $52 million. The actual Redemption Amount will likely be different. The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments. The portion of the estimated Redemption Amount as of July 31, 2013 redeemable at fair value is approximately $42 million and the portion redeemable based solely on a multiple of future earnings is approximately $10 million. Adjustments to Redemption Amounts based on fair value will have no affect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will affect net income per share attributable to HEICO shareholders.

In December 2012, the Company, through its HEICO Aerospace Holdings Corp. ("HEICO Aerospace") subsidiary, acquired the remaining 13.3% interest in one of its subsidiaries. The purchase price of the redeemable noncontrolling interest acquired was paid using proceeds from the Company's revolving credit facility.

Index

12.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Numerator:
Net income attributable to HEICO	$72,605	$61,356	$28,947	$23,128

Denominator:
Weighted average common shares outstanding-basic	53,020	52,651	53,074	52,695
Effect of dilutive stock options	496	639	538	593
Weighted average common shares outstanding-diluted	53,516	53,290	53,612	53,288

Net income per share attributable to HEICO shareholders:
Basic	$1.37	$1.17	$.55	$.44
Diluted	$1.36	$1.15	$.54	$.43

Anti-dilutive stock options excluded	661	667	639	720

No portion of the adjustments to the redemption amount of redeemable noncontrolling interests of $1.3 million and ($.1) million for the nine months ended July 31, 2013 and 2012, respectively, and $.3 million and ($.6) million for the three months ended July 31, 2013 and 2012, respectively, reflect a redemption amount in excess of fair value and therefore no portion of the adjustments affect basic or diluted net income per share attributable to HEICO shareholders.

Index

13.    OPERATING SEGMENTS
Information on the Company’s two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine and three months ended July 31, 2013 and 2012, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2013:
Net sales	$475,560	$250,179	($4,408)	$721,331
Depreciation and amortization	9,772	15,542	586	25,900
Operating income	87,190	57,311	(16,468)	128,033
Capital expenditures	7,733	5,498	265	13,496

Nine months ended July 31, 2012:
Net sales	$420,654	$237,225	($2,941)	$654,938
Depreciation and amortization	7,604	13,926	645	22,175
Operating income	78,523	52,472	(13,307)	117,688
Capital expenditures	5,389	6,049	943	12,381

Three months ended July 31, 2013:
Net sales	$181,331	$87,401	($1,599)	$267,133
Depreciation and amortization	4,069	5,226	200	9,495
Operating income	32,649	21,516	(5,759)	48,406
Capital expenditures	2,435	1,673	123	4,231

Three months ended July 31, 2012:
Net sales	$140,761	$86,482	($1,274)	$225,969
Depreciation and amortization	2,463	5,079	195	7,737
Operating income	26,382	20,950	(4,877)	42,455
Capital expenditures	2,171	1,987	75	4,233

Total assets by operating segment as of July 31, 2013 and October 31, 2012 are as follows (in thousands):

	Segment		Other, Primarily Corporate	Consolidated Totals
	FSG	ETG
Total assets as of July 31, 2013	$673,638	$625,150	$87,877	$1,386,665
Total assets as of October 31, 2012	487,188	636,660	68,998	1,192,846

Index

Amortization expense related to intangible assets and debt issuance costs by operating segment for the nine and three months ended July 31, 2013 and 2012 is as follows (in thousands):

	Segment		Other, Primarily Corporate	Consolidated Totals
	FSG	ETG
Nine months ended July 31, 2013	$3,212	$11,053	$489	$14,754
Nine months ended July 31, 2012	1,584	10,090	567	12,241

Three months ended July 31, 2013	$1,689	$3,685	$163	$5,537
Three months ended July 31, 2012	438	3,755	168	4,361

14.    COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has arranged for a standby letter of credit in the amount of $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2013 and 2012, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2013	2012
Balances as of beginning of fiscal year	$2,571	$2,231
Accruals for warranties	795	1,136
Acquired warranty liabilities	526	—
Warranty claims settled	(866)	(923)
Balances as of July 31	$3,026	$2,444

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2012. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2013.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2013 have been affected by the fiscal 2013 acquisition as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report and by the fiscal 2012 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2012.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands).

	Nine months ended July 31,		Three months ended July 31,
	2013	2012	2013	2012
Net sales	$721,331	$654,938	$267,133	$225,969
Cost of sales	456,754	417,240	169,593	141,717
Selling, general and administrative expenses	136,544	120,010	49,134	41,797
Total operating costs and expenses	593,298	537,250	218,727	183,514
Operating income	$128,033	$117,688	$48,406	$42,455

Net sales by segment:
Flight Support Group	$475,560	$420,654	$181,331	$140,761
Electronic Technologies Group	250,179	237,225	87,401	86,482
Intersegment sales	(4,408)	(2,941)	(1,599)	(1,274)
	$721,331	$654,938	$267,133	$225,969

Operating income by segment:
Flight Support Group	$87,190	$78,523	$32,649	$26,382
Electronic Technologies Group	57,311	52,472	21,516	20,950
Other, primarily corporate	(16,468)	(13,307)	(5,759)	(4,877)
	$128,033	$117,688	$48,406	$42,455

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.7%	36.3%	36.5%	37.3%
Selling, general and administrative expenses	18.9%	18.3%	18.4%	18.5%
Operating income	17.7%	18.0%	18.1%	18.8%
Interest expense	.4%	.3%	.4%	.2%
Other income (expense)	.1%	—%	—%	(.1%)
Income tax expense	5.2%	5.9%	4.7%	5.8%
Net income attributable to noncontrolling interests	2.2%	2.4%	2.2%	2.5%
Net income attributable to HEICO	10.1%	9.4%	10.8%	10.2%

Index

Comparison of First Nine Months of Fiscal 2013 to First Nine Months of Fiscal 2012

Net Sales

Our net sales for the first nine months of fiscal 2013 increased by 10% to a record $721.3 million, as compared to net sales of $654.9 million for the first nine months of fiscal 2012. The increase in net sales reflects an increase of $54.9 million (a 13% increase) to a record $475.6 million within the FSG as well as an increase of $13.0 million (a 5% increase) to a record $250.2 million within the ETG. The net sales increase in the FSG reflects organic growth of approximately 7% as well as additional net sales of $23.5 million from the fiscal 2013 and 2012 acquisitions. The organic growth in the FSG principally reflects an increase in net sales from new product offerings and improving market conditions resulting in net sales increases of $27.3 million within our aftermarket replacement parts and repair and overhaul services product lines and $4.0 million within our specialty products lines. The net sales increase in the ETG reflects organic growth of approximately 3% as well as additional net sales of $4.9 million from fiscal 2012 acquisitions. The organic growth in the ETG principally reflects an increase in demand for certain space products resulting in a $16.9 million increase in net sales, partially offset by a decrease in demand for some defense products resulting in an $8.7 million decrease in net sales. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth for the first nine months of fiscal 2013.
Gross Profit and Operating Expenses
Our consolidated gross profit margin increased to 36.7% for the first nine months of fiscal 2013 as compared to 36.3% for the first nine months of fiscal 2012, reflecting a 2.1% increase in the ETG's gross profit margin, partially offset by a .3% decrease in the FSG's gross profit margin. The increase in the ETG's gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain of our space products partially offset by lower net sales and a less favorable product mix for certain of our defense products. Total new product research and development expenses included within our consolidated cost of sales increased to $23.5 million for the first nine months of fiscal 2013 compared to $22.4 million for the first nine months of fiscal 2012.
Selling, general and administrative (“SG&A”) expenses were $136.5 million and $120.0 million for the first nine months of fiscal 2013 and fiscal 2012, respectively. The increase in SG&A expenses reflects an increase of $12.9 million in general and administrative expenses principally attributed to a $5.8 million increase from the fiscal 2012 and 2013 acquired businesses and the remainder to support the higher net sales volumes including an increase in accrued performance awards based on the improved consolidated operating results. Additionally, the increase in SG&A expenses reflects an increase of $3.6 million in selling expenses principally attributed to higher sales-related commissions and other costs from the net sales growth. SG&A expenses as a percentage of net sales increased to 18.9% for the first nine months of fiscal 2013 as compared to 18.3% for the first nine months of fiscal 2012 principally reflecting the impact from the previously mentioned increase in accrued performance awards and

Index

sales-related commissions as well as the impact associated with higher amortization expense of intangible assets recognized in connection with the recently acquired businesses.
Operating Income
Operating income for the first nine months of fiscal 2013 increased by 9% to a record $128.0 million as compared to operating income of $117.7 million for the first nine months of fiscal 2012. The increase in operating income reflects an $8.7 million increase (an 11% increase) to a record $87.2 million in operating income of the FSG for the first nine months of fiscal 2013, up from $78.5 million for the first nine months of fiscal 2012 and a $4.8 million increase (a 9% increase) in operating income of the ETG to a record $57.3 million for the first nine months of fiscal 2013, up from $52.5 million for the first nine months of fiscal 2012. The increase in operating income of the FSG was principally driven by the previously mentioned net sales growth. The increase in the operating income of the ETG reflects the previously mentioned improved gross profit margin and net sales growth partially offset by an increase in SG&A expenses.

As a percentage of net sales, our consolidated operating income decreased to 17.7% for the first nine months of fiscal 2013 from 18.0% for the first nine months of fiscal 2012. The decrease in consolidated operating income as a percentage of net sales reflects a decrease in the FSG’s operating income as a percentage of net sales to 18.3% for the first nine months of fiscal 2013 from 18.7% for the first nine months of fiscal 2012, partially offset by an increase in the ETG's operating income as a percentage of net sales to 22.9% for the first nine months of fiscal 2013 from 22.1% for the first nine months of fiscal 2012. The decrease in operating income as a percentage of net sales for the FSG is principally attributed to a less favorable product mix within our aftermarket replacement parts and repair and overhaul services product lines and the impact of additional amortization expense from intangible assets recognized in connection with the fiscal 2013 and 2012 acquisitions. The increase in operating income as a percentage of net sales for the ETG reflects the previously mentioned improved gross profit margin, partially offset by an increase in SG&A expenses as a percentage of net sales.
Interest Expense
Interest expense increased to $2.5 million for the first nine months of fiscal 2013, up from $1.8 million in the first nine months of fiscal 2012. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first nine months of fiscal 2013 associated with recent acquisitions and borrowings made to fund an aggregate $2.20 per share cash dividend paid in December 2012.
Other Income
Other income in the first nine months of fiscal 2013 and 2012 was not material.

Index

Income Tax Expense
Our effective tax rate for the first nine months of fiscal 2013 decreased to 29.5% from 33.3% for the first nine months of fiscal 2012. The decrease is partially due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 pursuant to the retroactive extension of Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," in January 2013 to cover a two-year period from January 1, 2012 to December 31, 2013. As a result, we recognized an additional $1.6 million of research and development tax credits in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease in the effective tax rate was also attributed to an income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock and the benefit from higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan. Furthermore, we recognized an additional tax benefit upon the filing of our fiscal 2012 U.S. federal income tax return in the third quarter of fiscal 2013 associated with a credit for foreign taxes paid on earnings that were repatriated by one of our foreign subsidiaries that also contributed to the lower effective tax rate.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $16.2 million for the first nine months of fiscal 2013 compared to $16.0 million for the first nine months of fiscal 2012. The increase for the first nine months of fiscal 2013 reflects the aggregate impact of higher earnings of FSG and ETG subsidiaries in which noncontrolling interests are held, partially offset by our purchases of certain noncontrolling interests during fiscal 2012 and 2013 resulting in lower allocations of net income to noncontrolling interests.

Net Income Attributable to HEICO
Net income attributable to HEICO increased to a record $72.6 million, or $1.36 per diluted share, for the first nine months of fiscal 2013, up from $61.4 million, or $1.15 per diluted share, for the first nine months of fiscal 2012, principally reflecting the previously mentioned increased operating income and the favorable tax benefits recognized during the first nine months of fiscal 2013.

Comparison of Third Quarter of Fiscal 2013 to Third Quarter of Fiscal 2012
Net Sales
Our net sales for the third quarter of fiscal 2013 increased by 18% to a record $267.1 million, as compared to net sales of $226.0 million for the third quarter of fiscal 2012. The increase in net sales reflects an increase of $40.6 million (a 29% increase) to a record

Index

$181.3 million within the FSG as well as an increase of $.9 million (a 1% increase) to $87.4 million in net sales within the ETG. The net sales increase in the FSG reflects organic growth of approximately 17% as well as additional net sales of $16.1 million principally from the fiscal 2013 and 2012 acquisitions. The organic growth in the FSG principally reflects an increase in net sales from new product offerings and improving market conditions resulting in net sales increases of $21.3 million within our aftermarket replacement parts and repair and overhaul services product lines and $3.2 million within our specialty products lines. The net sales increase in the ETG reflects organic growth of approximately 1% principally attributed to an increase in demand for certain space products resulting in a $5.7 million increase in net sales, partially offset by a decrease in demand for some defense products resulting in a $4.4 million decrease in net sales. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth for the third quarter of fiscal 2013.
Gross Profit and Operating Expenses
Our consolidated gross profit margin decreased to 36.5% for the third quarter of fiscal 2013 as compared to 37.3% for the third quarter of fiscal 2012, reflecting a .8% decrease in the FSG's gross profit margin, partially offset by a 1.5% increase in the ETG's gross profit margin. The decrease in the FSG's gross profit margin principally reflects a less favorable product mix within our aftermarket replacement parts and repair and overhaul services product lines. The increase in the ETG's gross profit margin is primarily attributed to increased net sales and a more favorable product mix for certain of our space products partially offset by lower net sales and a less favorable product mix for certain of our defense products. Total new product research and development expenses included within our consolidated cost of sales increased to $8.5 million in the third quarter of fiscal 2013 compared to $7.5 million in the third quarter of fiscal 2012.
SG&A expenses were $49.1 million and $41.8 million for the third quarter of fiscal 2013 and fiscal 2012, respectively. The increase in SG&A expenses is attributed to a $6.5 million increase in general and administrative expenses, of which $2.6 million pertains to the fiscal 2013 and 2012 acquisitions, and a $.8 million increase in selling expenses. SG&A expenses as a percentage of net sales decreased to 18.4% for the third quarter of fiscal 2013 from 18.5% for the third quarter of fiscal 2012.
Operating Income
Operating income for the third quarter of fiscal 2013 increased by 14% to a record$48.4 million as compared to operating income of $42.5 million for the third quarter of fiscal 2012. The increase in operating income reflects a $6.2 million increase (a 24% increase) to a record $32.6 million in operating income of the FSG for the third quarter of fiscal 2013, up from $26.4 million for the third quarter of fiscal 2012 and a $.5 million increase (a 3% increase) in operating income of the ETG to $21.5 million for the third quarter of fiscal 2013, up from $21.0 million for the third quarter of fiscal 2012. The increase in operating income of the FSG was driven by the previously mentioned net sales growth. The increase in operating income of the ETG reflects the previously mentioned improved gross profit margin and net sales growth partially offset by an increase in SG&A expenses.

Index

As a percentage of net sales, our consolidated operating income decreased to 18.1% for the third quarter of fiscal 2013 from 18.8% for the third quarter of fiscal 2012. The decrease in consolidated operating income as a percentage of net sales reflects a decrease in the FSG’s operating income as a percentage of net sales to 18.0% for the third quarter of fiscal 2013 from 18.7% for the third quarter of fiscal 2012, partially offset by an increase in the ETG's operating income as a percentage of net sales to 24.6% for the third quarter of fiscal 2013, up from 24.2% for the third quarter of fiscal 2012. The decrease in operating income as a percentage of net sales for the FSG is principally attributed to the previously mentioned decrease in gross profit margin and the impact of additional amortization expense from intangible assets recognized in connection with the fiscal 2013 and 2012 acquisitions. The increase in operating income as a percentage of net sales for the ETG reflects the previously mentioned increase in gross profit margin, partially offset by an increase in SG&A expenses as a percentage of net sales.
Interest Expense
Interest expense increased to $1.1 million in the third quarter of fiscal 2013, up from $.6 million in the third quarter of fiscal 2012. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the third quarter of fiscal 2013 associated with recent acquisitions and borrowings made to fund an aggregate $2.20 per share cash dividend paid in December 2012.
Other Income and Expense
Other income and expense in the third quarter of fiscal 2013 and 2012 was not material.
Income Tax Expense
Our effective tax rate in the third quarter of fiscal 2013 decreased to 26.6% from 31.4% in the third quarter of fiscal 2012. The decrease is partially due to an additional tax benefit we recognized upon the filing of our fiscal 2012 U.S. federal income tax return in the third quarter of fiscal 2013 associated with a credit for foreign taxes paid on earnings that were repatriated by one of our foreign subsidiaries. The decrease in our effective tax rate was also attributed to the benefit from higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan and from an income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.8 million for the third quarter of fiscal 2013 compared to $5.5 million for the third quarter of fiscal 2012. The increase for the third quarter of fiscal 2013 reflects the aggregate impact of higher earnings of FSG and ETG subsidiaries in which

Index

noncontrolling interests are held, partially offset by our purchases of certain noncontrolling interests during fiscal 2012 and 2013 resulting in lower allocations of net income to noncontrolling interests.

Net Income Attributable to HEICO
Net income attributable to HEICO increased to a record $28.9 million, or $.54 per diluted share, for the third quarter of fiscal 2013 from $23.1 million, or $.43 per diluted share, for the third quarter of fiscal 2012, principally reflecting the previously mentioned increased operating income and the favorable tax benefits recognized during the third quarter of fiscal 2013.

Outlook
As we look ahead to the remainder of fiscal 2013, we remain confident in the near-term and long-term outlook for the commercial airline industry and expect increases in airline capacity and maintenance spending to yield moderate growth within the Flight Support Group for the remainder of fiscal 2013 as compared to the same period of fiscal 2012. Ongoing uncertainty surrounding the impact of government budget reductions on our defense-related products has contributed to slower growth in the Electronic Technologies Group during the first nine months of fiscal 2013. We anticipate growth in demand for our non-defense products in the Electronic Technologies Group will contribute to growth for the remainder of fiscal 2013. Based on our current economic visibility, we are increasing our estimates for fiscal 2013 year-over-year growth in net sales to 10% - 11% and growth in net income of 15% - 16%, up from our prior growth estimates of 8% - 10% in net sales and 11% - 13% in net income.

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

We finance our activities primarily from our operating activities and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2013, we were in compliance with all such covenants. As of July 31, 2013, our net debt to shareholders’ equity ratio was 44.4%, with net debt (total debt less cash and cash equivalents) of $306.8 million.

Index

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities
Net cash provided by operating activities was $92.3 million for the first nine months of fiscal 2013 and consisted primarily of net income from consolidated operations of $88.8 million and depreciation and amortization of $25.9 million (a non-cash item), partially offset by an increase in working capital (current assets minus current liabilities) of $25.5 million. The increase in working capital was principally attributed to increases in accounts receivable and inventory as a result of net sales growth during the period. Net cash provided by operating activities increased by $14.0 million for the first nine months of fiscal 2013 from $78.3 million for the first nine months of fiscal 2012. The increase in cash provided by operating activities is principally attributed to an $11.4 million and $3.7 million increase in net income from consolidated operations and depreciation and amortization, respectively.
Investing Activities
Net cash used in investing activities totaled $147.9 million for the first nine months of fiscal 2013 and related primarily to acquisitions of $134.4 million and capital expenditures totaling $13.5 million. Further details regarding acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.
Financing Activities
Net cash provided by financing activities for the first nine months of fiscal 2013 totaled $46.9 million and related primarily to net borrowings on our revolving credit facility of $188.0 million, partially offset by $120.4 million in cash dividends on our common stock, acquisitions of noncontrolling interests of $16.6 million and distributions to noncontrolling interests of $6.0 million.

Contractual Obligations
Except as otherwise noted below, there have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2012.

As of July 31, 2013, we had a total of $315 million of outstanding borrowings under our revolving credit facility with a maturity in fiscal 2018. The $188 million increase over the $127 million outstanding as of October 31, 2012 principally relates to aggregate borrowings of $287 million principally made to fund an acquisition in May 2013, the $2.20 total per share cash dividend paid in December 2012 and to repurchase the remaining 13.3% interest in one of our subsidiaries, net of payments made aggregating $99 million, which primarily came from cash provided by operating activities.

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

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.
On May 31, 2013, the Company acquired all of the outstanding stock of Reinhold Industries, Inc. ("Reinhold"). See Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements, for additional information. The Company is in the process of integrating Reinhold into its overall internal control over financial reporting process.

Index

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

HEICO CORPORATION

Date:	August 29, 2013	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.