Form 10-K
period 2013-10-31
HEICO CORP
filed 2013-12-19
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013 or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,841,542,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2013 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 17, 2013:

Common Stock, $.01 par value	26,790,374 shares
Class A Common Stock, $.01 par value	39,607,864 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our business is comprised of two operating segments:

The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 66%, 63% and 70% of our net sales in fiscal 2013, 2012 and 2011, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products, complex composite assemblies and other component parts primarily for aerospace, defense, industrial and commercial applications.

The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 34%, 37% and 30% of our net sales in fiscal 2013, 2012 and 2011, respectively.  Through our Electronic Technologies Group, which derived approximately 52%, 51% and 56% of its sales in fiscal 2013, 2012 and 2011, respectively, from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, traveling wave

Index

tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters and receivers, wireless cabin control systems, solid state power distribution and management systems, fuel level sensing systems and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

HEICO has continuously operated in the aerospace industry for more than 50 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $1,008.8 million in fiscal 2013, a compound annual growth rate of approximately 17%.  During the same period, we improved our net income from $2.0 million to $102.4 million, representing a compound annual growth rate of approximately 19%.

Disciplined Acquisition Strategy

Acquisitions have been an important element of our growth strategy over the past twenty-three years, supplementing our organic growth.  Since 1990, we have completed more than 45 acquisitions complementing the niche segments within which we operate of the aviation, defense, space, medical, telecommunications and electronics industries.  We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence.  Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong earnings and cash flow potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

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

Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs.  The Flight Support Group manufactures thermal insulation blankets and parts primarily for aerospace, defense and commercial applications.  The Flight Support Group also manufactures specialty components for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government. Further, the Flight Support Group manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications.

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

Index

the PMA process creates a significant barrier to entry in this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $.3 million in fiscal 1991, increased to approximately $14.2 million in fiscal 2013, $12.7 million in fiscal 2012 and $12.9 million in fiscal 2011.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and approximately 300 to 400 DER-approved repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts in the future.

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

Index

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

Electro-Optical, Microwave and Other Power Equipment.  The Electronic Technologies Group produces power supplies, amplifiers and flash lamp drivers used in laser systems for military, medical and other applications that are sometimes utilized with our rangefinder receivers.  We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders and flight computers. We also design and manufacture next generation wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market. We offer custom or standard designs that solve challenging OEM requirements and meet stringent safety and emissions requirements.  Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies and custom power supply designs.

Our microwave products are used in both commercial and military satellites, spacecrafts and in electronic warfare systems.  These products, which include isolators, bias tees, circulators, latching ferrite switches and waveguide adapters are used in satellites and spacecrafts to control or direct energy according to operator needs. As satellites are frequently used as sensors for stand-off warfare, we believe this product line further supports our goal of increasing our activity in the stand-off market. Additionally, our microwave products include converters, receivers, transmitters, amplifiers, frequency sources and related sub-systems that address all major satellite frequencies. We believe we are a leading supplier of the niche products which we

Index

design and manufacture for this market, a market that includes commercial satellites.  Our customers for these products include satellite and spacecraft manufacturers.

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

Index

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

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $18.7 million in fiscal 2013, $17.7 million in fiscal 2012 and $12.5 million in fiscal 2011.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 15%, 15% and 17% of total net sales in fiscal 2013, 2012 and 2011, respectively.
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

Our jet engine and aircraft component replacement parts business competes primarily with aircraft engine and aircraft component manufacturers.  The competition is principally based on price and service to the extent that our parts are interchangeable.  With respect to other aerospace products and services sold by the Flight Support Group, we compete with both the leading jet engine and aircraft component OEMs and a large number of machining, fabrication, distribution and repair companies, some of which have greater financial and other resources than we do.  Competition is based mainly on price, product performance, service and technical capability.

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

Index

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

Raw Materials

We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors.  The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. We are subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Backlog

Our total backlog of unshipped orders was $305 million as of October 31, 2013 compared to $252 million as of October 31, 2012.  The Flight Support Group’s backlog of unshipped orders was $115 million as of October 31, 2013 as compared to $80 million as of October 31, 2012.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The increase in the Flight Support Group’s backlog is principally related to the backlog of a business acquired during fiscal 2013 and increased orders associated with one of our businesses that distributes OEM replacement parts. The Electronic Technologies Group’s backlog of unshipped orders was $190 million as of October 31, 2013 as compared to $172 million as of October 31, 2012.  The increase in the Electronic Technologies Group’s backlog is principally attributable to a fiscal 2013 acquisition.

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

Index

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

Employees

As of October 31, 2013, we had approximately 3,500 full-time and part-time employees including approximately 1,900 in the Flight Support Group and approximately 1,600 in the Electronic Technologies Group.  None of our employees are represented by a union.  Our management believes that we have good relations with our employees.

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

Index

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 18, 2013:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	75	Chairman of the Board and Chief Executive Officer	1989
Eric A. Mendelson	48	Co-President and Director; President and Chief Executive Officer of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp.	1992
Victor H. Mendelson	46	Co-President and Director; President and Chief Executive Officer of HEICO Electronic Technologies Corp.	1996
Thomas S. Irwin	67	Senior Executive Vice President	—
Carlos L. Macau, Jr.	46	Executive Vice President - Chief Financial Officer and Treasurer	—
William S. Harlow	65	Vice President - Acquisitions	—
Steven M. Walker	49	Chief Accounting Officer and Assistant Treasurer	—

Laurans A. Mendelson has served as our Chairman of the Board since December 1990.  He has also served as our Chief Executive Officer since February 1990 and served as our President from September 1991 through September 2009.  Mr. Mendelson serves on the Board of Governors of the Aerospace Industries Association (“AIA”) in Washington D.C., of which HEICO is a member.  He is also former Chairman of the Board of Trustees, former Chairman of the Executive Committee and a current member of the Society of Mount Sinai Founders of Mount Sinai Medical Center in Miami Beach, Florida.  In addition, Mr. Mendelson is a Trustee Emeritus of Columbia University in The City of New York, where he previously served as Trustee and Chairman of the Trustees’ Audit Committee.  Mr. Mendelson is a Certified Public Accountant.  Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

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

Index

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

Thomas S. Irwin has served as our Senior Executive Vice President since June 2012; our Executive Vice President, Chief Financial Officer and Treasurer from September 1991 through May 2012; Senior Vice President and Treasurer from 1986 to 1991; and our Vice President and Treasurer from 1982 to 1986.  Mr. Irwin is a Certified Public Accountant.  He is a Trustee of the Greater Hollywood Chamber of Commerce and a member of the Board of Directors of the Greater Fort Lauderdale Alliance/Broward County.

Carlos L. Macau, Jr. has served as our Executive Vice President - Chief Financial Officer and Treasurer since June 2012. Mr. Macau joined HEICO from the international public accounting firm of Deloitte & Touche LLP where he worked from 2000 to 2012 as an Audit Partner. Prior to joining HEICO, Mr. Macau accumulated 22 years of financial and accounting experience serving a number of public and private manufacturing and service clients in a broad range of industries. His client responsibilities included serving as HEICO's lead client services partner for five years (2006 to 2010). Mr. Macau is a Certified Public Accountant and a member of the American and Florida Institutes of Certified Public Accountants.

William S. Harlow has served as our Vice President - Acquisitions since 2001 and served as Director of Corporate Development from 1995 to 2001.

Steven M. Walker has served as our Chief Accounting Officer since June 2012 and served as our Corporate Controller from 2002 through May 2012. He has also served as our Assistant Treasurer since 2002. Mr. Walker is a Certified Public Accountant.

Index

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

Index

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. There may be costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Given the complexity of our supply chain, we may not be able to ascertain the origin of these minerals used in our products in a timely manner, which could cause some of our customers to disqualify us as a supplier to the extent we are unable to certify our products are conflict mineral free. Additionally, the new rule could affect sourcing at competitive prices and availability in sufficient quantities of such minerals used in our manufacturing processes for certain products.

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

In fiscal 2013, approximately 52% of the sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components and homeland security products.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to the risks associated with sales to foreign customers, which could harm our business.

We market our products and services in approximately 100 countries, with approximately 35% of our consolidated net sales in fiscal 2013 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

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

Index

•	Compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad such as the U.S. Foreign Corrupt Practices Act.

While the impact of these factors is difficult to predict, any one or more of these factors may have a material adverse effect on our business, financial condition and results of operations.

Intense competition from existing and new competitors may harm our business.

We face significant competition in each of our businesses.

Flight Support Group

•	For jet engine and aircraft component replacement parts, we compete with the industry’s leading jet engine and aircraft component OEMs, particularly Pratt & Whitney and General Electric.

•	For the distribution, overhaul and repair of jet engine and aircraft components as well as avionics and navigation systems, we compete with:

-	major commercial airlines, many of which operate their own maintenance and overhaul units;

-	OEMs, which manufacture, distribute, repair and overhaul their own and other OEM parts; and

-	other independent service companies.

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

Index

competitors, and competitive pressures may have a material and adverse effect on our business, financial condition and results of operations.

Our success is dependent on the development and manufacture of new products, equipment and services.  Our inability to develop, manufacture and introduce new products and services at profitable pricing levels could reduce our sales or sales growth.

The aviation, defense, space, medical, telecommunication and electronics industries are constantly undergoing development and change and, accordingly, new products, equipment and methods of repair and overhaul service are likely to be introduced in the future.  In addition to manufacturing electronic and electro-optical equipment and selected aerospace and defense components for OEMs and the U.S. government and repairing jet engine and aircraft components, we re-design sophisticated aircraft replacement parts originally developed by OEMs so that we can offer the replacement parts for sale at substantially lower prices than those manufactured by the OEMs.  Consequently, we devote substantial resources to research and product development.  Technological development poses a number of challenges and risks, including the following:

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

Index

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

Index

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

Our jet engine and aircraft component replacement parts and repair and overhaul services expose our business to potential liabilities for personal injury or death as a result of the failure of an aircraft component that we have designed, manufactured or serviced.  While we maintain liability insurance to protect us from future product liability claims, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect on our business, financial condition and results of operations. Additionally, our customers typically require us to maintain substantial insurance coverage at commercially reasonable rates and our inability to obtain insurance coverage at commercially reasonable rates could have a material adverse effect on our business.

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

Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by hurricanes, tornadoes, earthquakes, floods, fire, power loss, telecommunication and information systems failure or similar events.  Our corporate headquarters and facilities located in Florida are particularly susceptible to hurricanes, storms, tornadoes or other natural disasters that could disrupt our operations, delay production and shipments, and result in large

Index

expenses to repair or replace the facility or facilities.  Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, financial condition and results of operations.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings that could have a material adverse effect on our business.

Tax changes could affect our effective tax rate and future profitability.

We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2013, our effective tax rate was 31.1% of our income before income taxes and noncontrolling interests.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

•	Changes in available tax credits or tax deductions;

•	Changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;

•	The amount of income attributable to noncontrolling interests:

•	Changes in the mix of earnings in jurisdictions with differing statutory tax rates;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Resolution of issues arising from tax audits with various tax authorities; and

•	Changes in statutory tax rates in any of the various jurisdictions where we file tax returns.

Any significant increase in our future effective tax rates could have a material adverse effect on net income for future periods.

Index

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

As of December 17, 2013, collectively our executive officers and entities controlled by them, our 401(k) Plan and members of the Board of Directors beneficially owned approximately 21% of our outstanding Common Stock and approximately 6% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Index

Item 2.    PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate offices.  As of October 31, 2013, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

Flight Support Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (10 states)	586,000	177,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (7 states)	203,000	127,000	Repair and overhaul facilities
International facilities (4 countries) - China, India, United Kingdom, and Singapore	43,000	—	Manufacturing, engineering and distribution facilities

Electronic Technologies Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (10 states)	335,000	296,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, United Kingdom and Korea	61,000	35,000	Manufacturing and engineering facilities

Corporate

	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	7,000	Administrative offices

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

Index

Item 4.    MINE SAFETY DISCLOSURES

None.

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

In September 2013 and March 2012, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock splits were effected as of October 23, 2013 and April 25, 2012, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of October 11, 2013 and April 13, 2012, respectively.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

	Class A Common Stock		Common Stock		Cash Dividends
	High	Low	High	Low	Per Share
Fiscal 2012:
First Quarter	$26.88	$22.72	$39.66	$33.49	$.038
Second Quarter	26.96	24.74	38.38	31.45	—
Third Quarter	26.80	22.98	34.62	28.19	.048
Fourth Quarter	25.78	22.89	31.79	27.21	—

Fiscal 2013:
First Quarter	$28.46	$23.84	$38.12	$29.88	$1.760
Second Quarter	29.17	25.77	37.84	32.61	—
Third Quarter	32.34	26.84	45.96	33.82	.056
Fourth Quarter	42.04	31.48	56.09	45.54	—

As of December 17, 2013, there were 427 holders of record of our Class A Common Stock and 441 holders of our Common Stock.

Index

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return of $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2008 through October 31, 2013.  The NYSE Composite Index measures the performance of all common stocks listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecrafts used for defense purposes.  The total returns include the reinvestment of cash dividends.

	Cumulative Total Return as of October 31,
	2008	2009	2010	2011	2012	2013
HEICO Common Stock	$100.00	$99.16	$162.74	$233.53	$198.29	$361.14
HEICO Class A Common Stock	100.00	110.39	166.72	221.24	215.20	368.15
NYSE Composite Index	100.00	111.19	123.96	124.79	135.64	165.15
Dow Jones U.S. Aerospace Index	100.00	112.50	153.78	165.12	177.57	272.99

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

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00

	1996	1997	1998	1999	2000	2001
HEICO Common Stock	$430.02	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86
NYSE Composite Index	225.37	289.55	326.98	376.40	400.81	328.78
Dow Jones U.S. Aerospace Index	341.65	376.36	378.66	295.99	418.32	333.32

	2002	2003	2004	2005	2006	2007
HEICO Common Stock	$670.39	$1,067.42	$1,366.57	$1,674.40	$2,846.48	$4,208.54
NYSE Composite Index	284.59	339.15	380.91	423.05	499.42	586.87
Dow Jones U.S. Aerospace Index	343.88	393.19	478.49	579.77	757.97	1,000.84

	2008	2009	2010	2011	2012	2013
HEICO Common Stock	$2,872.01	$2,984.13	$4,722.20	$6,557.88	$5,900.20	$10,457.14
NYSE Composite Index	344.96	383.57	427.61	430.46	467.91	569.69
Dow Jones U.S. Aerospace Index	602.66	678.00	926.75	995.11	1,070.15	1,645.24
Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In December 2012, we paid a special and extraordinary $1.712 per share cash dividend on both classes of HECIO common stock as well as a regular $.048 per share cash dividend that was accelerated from January 2013 in view of impending tax increases that took effect in calendar 2013. In July 2013, we paid our 70th consecutive semi-annual cash dividend since 1979. The cash dividend of $.056 per share represented a 17% increase over the prior semi-annual per share amount of $.048. On December 17, 2013, our Board of Directors declared a regular semi-annual cash dividend of $.06 per share and a special and extraordinary cash dividend of $.35 per share on both classes of HEICO common stock. The cash dividends will be paid in one payment totaling $.41 per share on January 17, 2014 to shareholders of record as of January 3, 2014. The regular semi-annual cash dividend represents a 7% increase over the prior semi-annual per share amount of $.056 (as adjusted for the 5-for-4 stock split distributed in October 2013). Our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Issuer Purchases of Equity Securities

There were no purchases of our equity securities during the fourth quarter of fiscal 2013.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2013.

Index

Item 6.    SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2013		2012		2011		2010		2009

	(in thousands, except per share data)
Operating Data:
Net sales	$1,008,757		$897,347		$764,891		$617,020		$538,296
Gross profit	371,181		327,436		274,441		222,347		181,011
Selling, general and administrative expenses	187,591		164,142		136,010		113,174		92,756
Operating income	183,590		163,294		138,431	(5)	109,173	(7)	88,255
Interest expense	3,717		2,432		142		508		615
Other income	888		313		64		390		205
Net income attributable to HEICO	102,396	(3)	85,147	(4)	72,820	(5)(6)	54,938	(7)	44,626	(8)

Weighted average number of common shares outstanding (2)
Basic	66,298		65,861		65,050		64,126		63,977
Diluted	66,982		66,624		66,408		65,959		65,977

Per Share Data: (2)
Net income per share attributable to HEICO shareholders:
Basic	$1.54	(3)	$1.29	(4)	$1.12	(5)(6)	$0.86	(7)	$0.70	(8)
Diluted	1.53	(3)	1.28	(4)	1.10	(5)(6)	0.83	(7)	0.68	(8)
Cash dividends per share (2)	1.816		.086		.069		.055		.049

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$15,499		$21,451		$17,500		$6,543		$7,167
Total assets	1,533,015		1,192,846		941,069		781,643		732,910
Total debt (including current portion)	377,515		131,820		40,158		14,221		55,431
Redeemable noncontrolling interests	59,218		67,166		65,430		55,048		56,937
Total shareholders’ equity	723,235		719,759		620,154		554,826		490,658
__________________

(1)	Results include the results of acquisitions from each respective effective date. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)	All share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in October 2013 and April 2012, 2011 and 2010.

(3)
Includes the aggregate tax benefit from an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 recognized in fiscal 2013 upon the retroactive extension in January 2013 of Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," and higher research and development tax credits recognized upon the filing of HEICO's fiscal 2012 U.S. federal and state tax returns, which, net of expenses, increased net income attributable to HEICO by $1.8 million, or $.03 per basic and diluted share.

Index

(4)
Includes the aggregate tax benefit principally from higher research and development tax credits recognized upon the filing of HEICO's fiscal 2011 U.S. federal and state tax returns during fiscal 2012, which, net of expenses, increased net income attributable to HEICO by approximately $.9 million, or $.01 per basic and diluted share.

(5)
Operating income was reduced by a net aggregate of $3.8 million due to $5.0 million in impairment losses related to the write-down of certain intangible assets within the Electronic Technologies Group (“ETG”) to their estimated fair values, partially offset by a $1.2 million reduction in the value of contingent consideration related to a prior year acquisition.  Approximately $4.5 million of the impairment losses and the reduction in value of contingent consideration were recorded as a component of selling, general and administrative expenses, while the remaining impairment losses of $.5 million were recorded as a component of cost of goods sold, which decreased net income attributable to HEICO by $2.4 million, or $.04 per basic and diluted share, in aggregate.

(6)
Includes the aggregate tax benefit principally from state income apportionment updates and higher research and development tax credits recognized upon the filing of HEICO’s fiscal 2010 U.S. federal and state tax returns and amendments of certain prior year state tax returns as well as the benefit from an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 recognized in fiscal 2011 upon the retroactive extension in December 2010 of Section 41 of the Internal Revenue Code, which, net of expenses, increased net income attributable to HEICO by $2.8 million, or $.04 per basic and diluted share, in aggregate.

(7)
Operating income was reduced by an aggregate of $1.4 million in impairment losses related to the write-down of certain intangible assets within the ETG to their estimated fair values.  The impairment losses were recorded as a component of selling, general and administrative expenses and decreased net income attributable to HEICO by $.9 million, or $.01 per basic and diluted share.

(8)
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

The Flight Support Group consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), which is 80% owned, and HEICO Flight Support Corp., which is wholly owned, and their collective subsidiaries, which primarily:

•
Designs, Manufactures, Repairs, Overhauls and Distributes Jet Engine and Aircraft Component Replacement Parts.  The Flight Support Group designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the Federal Aviation Administration (“FAA”).  The Flight Support Group also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government. Additionally, the Flight Support Group is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States and a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications.

The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•
Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; power conversion products serving the high-reliability military, space and commercial avionics end-markets; underwater locator beacons used to locate data and voice recorders utilized on aircraft and marine vessels; electromagnetic interference shielding for commercial and military aircraft operators, traveling wave tube amplifiers and microwave power modules used in radar, electronic warfare, on-board jamming and countermeasure systems, electronics companies and telecommunication equipment suppliers; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to computers; high voltage energy generators interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets; high frequency power delivery systems for the commercial sign industry; high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems; three-dimensional microelectronic and stacked memory products that are principally integrated into larger subsystems equipping satellites and spacecraft; harsh

Index

environment connectivity products and custom molded cable assemblies; RF and microwave amplifiers, transmitters and receivers used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems, wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market and microwave modules, units and integrated sub-systems for commercial and military satellites.

Our results of operations during each of the past three fiscal years have been affected by a number of transactions.  This discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein.  All applicable share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in October 2013, April 2012 and April 2011.  See Note 1, Summary of Significant Accounting Policies – Stock Splits, of the Notes to Consolidated Financial Statements for additional information regarding these stock splits.  For further information regarding the acquisitions discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Acquisitions are included in our results of operations from the effective dates of acquisition.

In October 2013, we acquired, through HEICO Electronic, all of the outstanding stock of Lucix Corporation ("Lucix") in a transaction carried out by means of a merger. Lucix is a leading designer and manufacturer of high performance, high reliability microwave modules, units, and integrated sub-systems for commercial and military satellites.

On May 31, 2013, we acquired, through HEICO Flight Support Corp., Reinhold Industries, Inc. ("Reinhold") through the acquisition of all of the outstanding stock of Reinhold's parent company in a transaction carried out by means of a merger. Reinhold is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications.

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

Index

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

On November 22, 2011, we acquired, through HEICO Electronic, Switchcraft, Inc. (“Switchcraft”) through the purchase of all of the stock of Switchcraft's parent company, Switchcraft Holdco, Inc. Switchcraft is a leading designer and manufacturer of high performance, high reliability and harsh environment electronic connectors and other interconnect products.

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

Unless otherwise noted, the purchase price of each of the above referenced acquisitions was paid in cash principally using proceeds from our revolving credit facility. The aggregate cost paid in cash for acquisitions, including additional purchase consideration payments, was $222.6 million, $197.3 million and $94.7 million in fiscal 2013, 2012 and 2011, respectively.

 In February 2011, we acquired, through HEICO Aerospace, an additional 8% equity interest in one of our subsidiaries, which increased our ownership interest to 80%. In February 2012, we acquired an additional 6.7% equity interest in the subsidiary, which increased our ownership interest to 86.7%. In December 2012, we acquired the remaining 13.3% equity interest in the subsidiary.

Critical Accounting Policies

We believe that the following are our most critical accounting policies, some of which require management to make judgments about matters that are inherently uncertain.

Index

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to cost estimates.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The percentage of our net sales recognized under the percentage-of-completion method was approximately 1% in fiscal 2013, 2012 and 2011.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material or significant effect on net income or net income per share in fiscal 2013, 2012 or 2011.

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

Index

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

As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of a market participant. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2013 and 2012, $29.3 million and $10.9 million of such contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2013, 2012 and 2011, such fair value measurement adjustments resulted in a net gain of $1.6 million, a loss of $.1 million and a gain of $1.2 million, respectively.

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our

Index

reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2013, 2012 and 2011, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2013 significantly exceeded its carrying value.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.  Based on the intangible impairment tests conducted, we did not recognize any impairment losses in fiscal 2013 and 2012; however, we recognized pre-tax impairment losses related to the write-down of certain customer relationships, intellectual property and trade names of $4.3 million, $.5 million and $.2 million, respectively, during fiscal 2011, within the ETG to their estimated fair values.  The impairment losses pertaining to certain customer relationships and trade names were recorded as a component of selling, general and administrative expenses in the Company's Consolidated Statements of Operations and the impairment losses pertaining to intellectual property were recorded as a component of costs of goods sold.

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

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2013	2012	2011

Net sales	$1,008,757	$897,347	$764,891
Cost of sales	637,576	569,911	490,450
Selling, general and administrative expenses	187,591	164,142	136,010
Total operating costs and expenses	825,167	734,053	626,460
Operating income	$183,590	$163,294	$138,431

Net sales by segment:
Flight Support Group	$665,148	$570,325	$539,563
Electronic Technologies Group	350,033	331,598	227,771
Intersegment sales	(6,424)	(4,576)	(2,443)
	$1,008,757	$897,347	$764,891
Operating income by segment:
Flight Support Group	$122,058	$103,943	$95,001
Electronic Technologies Group	83,063	77,438	59,465
Other, primarily corporate	(21,531)	(18,087)	(16,035)
	$183,590	$163,294	$138,431

Net sales	100.0%	100.0%	100.0%
Gross profit	36.8%	36.5%	35.9%
Selling, general and administrative expenses	18.6%	18.3%	17.8%
Operating income	18.2%	18.2%	18.1%
Interest expense	.4%	.3%	—%
Other income	.1%	—%	—%
Income tax expense	5.6%	6.1%	5.6%
Net income attributable to noncontrolling interests	2.2%	2.4%	3.0%
Net income attributable to HEICO	10.2%	9.5%	9.5%

Index

Comparison of Fiscal 2013 to Fiscal 2012

Net Sales

Our net sales in fiscal 2013 increased by 12% to a record $1,008.8 million, as compared to net sales of $897.3 million in fiscal 2012. The increase in net sales reflects an increase of $94.8 million (a 17% increase) to a record $665.1 million within the FSG as well as an increase of $18.4 million (a 6% increase) to a record $350.0 million within the ETG. The net sales increase in the FSG reflects organic growth of approximately 9% as well as additional net sales of $42.3 million from the fiscal 2013 and 2012 acquisitions. The organic growth in the FSG principally reflects an increase in net sales from new product offerings and improving market conditions resulting in a $40.7 million increase in net sales within our aftermarket replacement parts and repair and overhaul services product lines and an $11.8 million increase in net sales within our specialty products lines. The net sales increase in the ETG reflects organic growth of approximately 3% as well as additional net sales of $8.0 million from fiscal 2013 and 2012 acquisitions. The organic growth in the ETG principally reflects increased demand for certain space and aerospace products resulting in a $12.2 million and $3.3 million increase in net sales from these product lines, respectively, partially offset by a decrease in demand for certain of our defense and medical products resulting in a $3.1 million and $1.9 million decrease in net sales from these product lines, respectively. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth for fiscal 2013.

Our net sales in fiscal 2013 and 2012 by market approximated 54% and 53%, respectively, from the commercial aviation industry, 26% and 26%, respectively, from the defense and space industries, and 20% and 21%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 36.8% in fiscal 2013 as compared to 36.5% in fiscal 2012, principally reflecting a 1.4% and .1% increase in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG's gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain of our space products partially offset by lower net sales and a less favorable product mix for certain of our defense products. Total new product research and development expenses included within our consolidated cost of sales increased to $32.9 million in fiscal 2013 compared to $30.4 million in fiscal 2012.

Selling, general and administrative (“SG&A”) expenses were $187.6 million and $164.1 million for fiscal 2013 and fiscal 2012, respectively. The increase in SG&A expenses reflects an increase of $18.5 million in general and administrative expenses principally attributed to an $8.9 million increase from the fiscal 2013 and 2012 acquired businesses and the remainder to support the higher net sales volumes including an increase in accrued performance awards based on the improved consolidated operating results. Additionally, the increase in SG&A expenses reflects an increase of $5.0 million in selling expenses of which $1.3 million pertains to

Index

the acquired businesses and the remainder is attributed to higher sales-related commissions and other costs from the nets sales growth. SG&A expenses as a percentage of net sales increased to 18.6% for fiscal 2013 as compared to 18.3% for fiscal 2012 principally reflecting the impact from the previously mentioned increase in accrued performance awards.

Operating Income

Operating income for fiscal 2013 increased by 12% to a record $183.6 million as compared to operating income of $163.3 million for fiscal 2012. The increase in operating income reflects an $18.1 million increase (a 17% increase) to a record $122.1 million in operating income of the FSG for fiscal 2013, up from $103.9 million for fiscal 2012 and a $5.6 million increase (a 7% increase) in operating income of the ETG to a record $83.1 million for fiscal 2013, up from $77.4 million for fiscal 2012, partially offset by a $3.4 million increase in corporate expenses. The increase in the operating income of the FSG is principally attributed to the previously mentioned net sales growth. The increase in the operating income of the ETG reflects the previously mentioned improved gross profit margin and net sales growth.

As a percentage of net sales, our consolidated operating income was 18.2% for both fiscal 2013 and fiscal 2012 despite operating margin improvements of .3% and .2% within the ETG and FSG, respectively, as the FSG, and its lower operating income as a percentage of net sales relative to the ETG, accounted for a larger percentage of our consolidated net sales for fiscal 2013 as compared to fiscal 2012. The ETG's operating income as a percentage of net sales increased from 23.4% in fiscal 2012 to 23.7% in fiscal 2013 reflecting the previously mentioned improved gross profit margin partially offset by an increase in SG&A expenses as a percentage of net sales. The FSG's operating income as a percentage of net sales increased from 18.2% in fiscal 2012 to 18.4% in fiscal 2013 reflecting the previously mentioned improved gross profit margin.

Interest Expense

Interest expense increased to $3.7 million in fiscal 2013, up from $2.4 million in fiscal 2012. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility during fiscal 2013 associated with recent acquisitions and borrowings made to fund an aggregate $1.76 per share cash dividend paid in December 2012.

Other Income

Other income in fiscal 2013 and 2012 was not material.

Income Tax Expense

Our effective tax rate in fiscal 2013 decreased to 31.1% from 33.8% in fiscal 2012. The decrease is partially due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 pursuant to the retroactive extension of Section 41 of the Internal Revenue Code, "Credit for

Index

Increasing Research Activities," in January 2013 to cover a two-year period from January 1, 2012 to December 31, 2013. The decrease in the effective tax rate was also attributed to the benefit from higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan and an income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock.

For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $22.2 million in fiscal 2013 compared to $21.5 million in fiscal 2012. The increase for fiscal 2013 reflects the aggregate impact of higher earnings of FSG and ETG subsidiaries in which noncontrolling interests are held, partially offset by our purchases of certain noncontrolling interests during fiscal 2013 and 2012 resulting in lower allocations of net income to noncontrolling interests.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $102.4 million, or $1.53 per diluted share, in fiscal 2013, up from $85.1 million, or $1.28 per diluted share, in fiscal 2012, principally reflecting the previously mentioned increased operating income and the favorable tax benefits recognized during fiscal 2013.

Outlook

As we look ahead to fiscal 2014, we anticipate continued organic growth within our product lines that serve the commercial aviation markets. We expect overall organic growth within the Electronic Technologies Group reflecting higher demand for the majority of our products moderated by lower demand for certain of our defense products attributable to continued uncertainty regarding the United States of America budget cuts. During fiscal 2014, we will continue our focus on developing new products and services, further market penetration, additional acquisition opportunities and maintaining our financial strength.  Overall, we are targeting growth in fiscal 2014 full year net sales and net income over fiscal 2013 levels.

Index

Comparison of Fiscal 2012 to Fiscal 2011

Net Sales

Our net sales in fiscal 2012 increased by 17% to a record $897.3 million, as compared to net sales of $764.9 million in fiscal 2011. The increase in net sales reflects an increase of $103.8 million (a 46% increase) to a record $331.6 million in net sales within the ETG as well as an increase of $30.8 million (a 6% increase) to a record $570.3 million in net sales within the FSG.
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

SG&A expenses were $164.1 million and $136.0 million in fiscal 2012 and 2011, respectively. The increase in SG&A expenses reflects an increase of $17.7 million in general and administrative expenses and $10.4 million in selling expenses, of which $16.3 million in general and administrative expenses and $7.6 million in selling expenses were attributed to the acquired businesses. SG&A expenses as a percentage of net sales increased from 17.8% in fiscal 2011 to 18.3% in fiscal 2012 principally reflecting an increase in amortization expense of intangible assets from the acquired businesses.

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

Net Income Attributable to HEICO

Net income attributable to HEICO was a record $85.1 million, or $1.28 per diluted share, in fiscal 2012 compared to $72.8 million, or $1.10 per diluted share, in fiscal 2011 principally reflecting the increased operating income referenced above.

Index

Inflation

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation.  The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

Liquidity and Capital Resources

Our capitalization was as follows (in thousands):

	As of October 31,
	2013	2012
Cash and cash equivalents	$15,499	$21,451
Total debt (including current portion)	377,515	131,820
Shareholders’ equity	723,235	719,759
Total capitalization (debt plus equity)	1,100,750	851,579
Total debt to total capitalization	34%	15%

Our principal uses of cash include acquisitions, cash dividends, capital expenditures, distributions to noncontrolling interests and working capital needs.  Capital expenditures in fiscal 2014 are anticipated to approximate $25 million. We finance our activities primarily from our operating activities and financing activities, including borrowings under long-term credit agreements.

Recent Developments

On November 22, 2013, we entered into an amendment to extend the maturity date of our revolving credit facility by one year to December 2018 and to increase the aggregate principal amount to $800 million. Furthermore, the amendment includes a feature that will allow us to increase the aggregate principal amount by an additional $200 million, at our option, to become a$1.0 billion facility through increased commitments from existing lenders or the addition of new lenders.

As of December 17, 2013, we had approximately $431 million of unused availability under the terms of our revolving credit facility. Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $131.8 million in fiscal 2013 and consisted primarily of net income from consolidated operations of $124.6 million and depreciation and amortization of $36.8 million (a non-cash item), partially offset by an increase in working capital

Index

(current assets minus current liabilities) of $30.9 million. The increase in working capital was principally attributed to increases in accounts receivable and inventory as a result of net sales growth during the period. Net cash provided by operating activities decreased by $6.7 million in fiscal 2013 from $138.6 million in fiscal 2012. The decrease in cash provided by operating activities is principally attributed to a $27.8 million increase in working capital reflecting increases in accounts receivable of $10.8 million and inventories of $7.4 million as a result of net sales growth, a $9.0 million decrease in income taxes payable due to the timing of estimated payments and a $3.0 million increase in our deferred tax benefit, partially offset by a $17.9 million and $6.1 million increase in net income from consolidated operations and depreciation and amortization, respectively.

Net cash provided by operating activities was $138.6 million for fiscal 2012, principally reflecting net income from consolidated operations of $106.7 million, depreciation and amortization of $30.7 million and stock option compensation expense of $3.9 million, partially offset by an increase in working capital (current assets minus current liabilities) of $3.1 million. The increase in working capital of $3.1 million primarily reflects a build in inventory levels to meet customer demand and increased accounts receivable related to higher net sales in fiscal 2012, partially offset by the timing of certain payments pertaining to fiscal 2012 accruals and payables. Net cash provided by operating activities increased by $13.1 million from $125.5 million in fiscal 2011. The increase in net cash provided by operating activities is principally due to a $12.1 million increase in depreciation and amortization expense principally related to the fiscal 2012 and 2011 acquisitions and an $11.2 million increase in net income from consolidated operations, partially offset by a $7.3 million increase in net operating assets and a $5.0 million decrease in impairment losses of certain intangible assets.

Net cash provided by operating activities was $125.5 million in fiscal 2011, principally reflecting net income from consolidated operations of $95.5 million, depreciation and amortization of $18.5 million, impairment losses of certain intangible assets aggregating $5.0 million, a decrease in working capital (current assets minus current liabilities) of $4.1 million, and stock option compensation expense of $2.6 million.

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2013 primarily relates to several acquisitions aggregating $514.6 million, including $222.6 million in fiscal 2013, $197.3 million in fiscal 2012, and $94.7 million in fiscal 2011.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Capital expenditures aggregated $43.0 million over the last three fiscal years, primarily reflecting the expansion, replacement and betterment of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Index

Financing Activities

Net cash provided by financing activities was $103.2 million in fiscal 2013 and $78.4 million in fiscal 2012 and net cash used in financing activities was $10.7 million in fiscal 2011. During the three-year fiscal period ended October 31, 2013, we borrowed an aggregate $635.0 million under our revolving credit facility principally to fund acquisitions and a special and extraordinary cash dividend paid in fiscal 2013, including $372.0 million in fiscal 2013, $191.0 million in fiscal 2012, and $72.0 million in fiscal 2011.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Payments on the revolving credit facility aggregated $276.0 million over the last three fiscal years, including $126.0 million in fiscal 2013, $100.0 million in fiscal 2012, and $50.0 million in fiscal 2011. In December 2012, we paid a special and extraordinary cash dividend on both classes of HEICO common stock aggregating $113.5 million. For the three-year fiscal period ended October 31, 2013, we made distributions to noncontrolling interest owners aggregating $31.6 million, acquired certain noncontrolling interests aggregating $31.5 million, redeemed common stock related to stock option exercises aggregating $17.0 million, paid regular semi-annual cash dividends aggregating $17.0 million, and paid revolving credit facility issuance costs of $3.6 million. For the three-year fiscal period ended October 31, 2013, we received proceeds from stock option exercises aggregating $3.5 million.  Net cash provided by financing activities also includes the presentation of an excess tax benefit from stock option exercises aggregating $23.6 million for the three-year fiscal period ended October 31, 2013.

In December 2011, we entered into a $670 million Revolving Credit Agreement (“Credit Facility”) with a bank syndicate. The Credit Facility may be used for our working capital and general corporate needs, including capital expenditures and to finance acquisitions. In November 2013, we extended the maturity date of the Credit Facility by one year to December 2018 and increased the aggregated principal amount to $800 million. The Credit Facility also includes a feature that will allow us to increase the aggregate principal amount by an additional $200 million to become a $1.0 billion facility through increased commitments from existing lenders or the addition of new lenders.

Advances under the Credit Facility accrue interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the Credit Facility. The applicable margins for LIBOR-based borrowings range from .75% to 2.25%. The applicable margins for Base Rate borrowings range from 0% to 1.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in

Index

the Credit Facility. The Credit Facility is unsecured and contains covenants that restrict the amount of certain payments, including dividends, and require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event our leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of our subsidiaries. As of October 31, 2013, we were in compliance with all financial and nonfinancial covenants. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2013 (in thousands):

		Payments due by fiscal period
	Total	2014	2015 - 2016	2017 - 2018	Thereafter
Long-term debt obligations (1)	$373,655	$127	$357	$171	$373,000
Capital lease obligations (2)	4,576	732	1,126	891	1,827
Operating lease obligations (3)	41,096	9,581	17,334	8,941	5,240
Purchase obligations (4) (5) (6)	33,593	10,868	22,712	13	—
Other long-term liabilities	591	265	195	107	24
Total contractual obligations	$453,511	$21,573	$41,724	$10,123	$380,091
__________________

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  Also excludes interest charges associated with notes payable as such amounts are not material.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources,” above for additional information regarding our long-term debt obligations. As discussed in "Liquidity and Capital Resources," we entered into an amendment to extend the maturity date of our revolving credit facility by one year to December 2018, which is reflected in the table.

(2)	Inclusive of $.7 million in interest charges. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for additional information regarding our capital lease obligations.

(3)	See Note 16, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(4)
Includes contingent consideration aggregating $29.3 million related to a fiscal 2013 acquisition and a fiscal 2012 acquisition as well as $2.1 million of accrued additional purchase consideration related to expected purchase price adjustments of certain fiscal 2013 acquisitions. See Note 2, Acquisitions, and Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

(5)
The holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests through fiscal 2022. The Put Rights provide that cash consideration be paid for their equity interests (the “Redemption Amount”).  As of October 31, 2013, management’s estimate of the aggregate Redemption Amount of all Put Rights that we would be required to pay is approximately $59 million, which is reflected within redeemable noncontrolling interests in our Consolidated Balance Sheet. Of this amount, $1.2 million is included in the table as payable in fiscal 2014, which represents

Index

an adjustment to the Redemption Amount of a fiscal 2013 acquisition of redeemable noncontrolling interests. All other Redemption Amounts have been excluded from the table as the timing of such payments is contingent upon the exercise of the Put Rights. See Note 12, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements for additional information.

(6)
Also includes an aggregate $1.0 million of commitments principally for capital expenditures and inventory. All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,”
which is intended to reduce the complexity and cost of performing a quantitative test for impairment of goodwill by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We adopted ASU 2011-08 in the fourth quarter of fiscal 2013 but elected to perform a quantitative analysis when performing our fiscal 2013 impairment test. The adoption of this guidance had no impact on our consolidated results of operations, financial position or cash flows.

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

Index

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

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words "expect," “anticipate,” “believe,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include:

•	Lower demand for commercial air travel or airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services;

Index

•	Product development or product specification costs and requirements, which could cause an increase to our costs to complete contracts;

•
Governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales;

•	Our ability to introduce new products and product pricing levels, which could reduce our sales or sales growth;

•	Product development difficulties, which could increase our product development costs and delay sales; and

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which we have exposure is interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Based on our aggregate outstanding variable rate debt balance of $373 million as of October 31, 2013, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows.

We maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2013 would not have a material effect on our results of operations, financial position or cash flows.

We are also exposed to foreign currency exchange rate fluctuations on the United States dollar value of our foreign currency denominated transactions, which are principally in Euros, Canadian dollars and British pounds sterling.  A hypothetical 10% weakening in the exchange rate of the Euro, Canadian dollar or British pound sterling to the United States dollar as of October 31, 2013 would not have a material effect on our results of operations, financial position or cash flows.

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 19, 2013

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$15,499	$21,451
Accounts receivable, net	157,022	122,214
Inventories, net	218,893	189,704
Prepaid expenses and other current assets	17,022	6,997
Deferred income taxes	33,036	27,545
Total current assets	441,472	367,911

Property, plant and equipment, net	97,737	80,518
Goodwill	688,489	542,114
Intangible assets, net	241,558	154,324
Deferred income taxes	1,791	2,492
Other assets	61,968	45,487
Total assets	$1,533,015	$1,192,846

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$697	$626
Trade accounts payable	54,855	50,083
Accrued expenses and other current liabilities	105,734	76,241
Income taxes payable	—	4,564
Total current liabilities	161,286	131,514

Long-term debt, net of current maturities	376,818	131,194
Deferred income taxes	128,482	90,436
Other long-term liabilities	83,976	52,777
Total liabilities	750,562	405,921

Commitments and contingencies (Notes 2 and 16)

Redeemable noncontrolling interests (Note 12)	59,218	67,166

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,790 and 26,682 shares issued and outstanding	268	213
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,586 and 39,397 shares issued and outstanding	396	315
Capital in excess of par value	255,889	244,632
Deferred compensation obligation	1,138	823
HEICO stock held by irrevocable trust	(1,138)	(823)
Accumulated other comprehensive income (loss)	144	(3,572)
Retained earnings	349,649	375,085
Total HEICO shareholders’ equity	606,346	616,673
Noncontrolling interests	116,889	103,086
Total shareholders’ equity	723,235	719,759
Total liabilities and equity	$1,533,015	$1,192,846
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2013	2012	2011

Net sales	$1,008,757	$897,347	$764,891

Operating costs and expenses:
Cost of sales	637,576	569,911	490,450
Selling, general and administrative expenses	187,591	164,142	136,010

Total operating costs and expenses	825,167	734,053	626,460

Operating income	183,590	163,294	138,431

Interest expense	(3,717)	(2,432)	(142)
Other income	888	313	64

Income before income taxes and noncontrolling interests	180,761	161,175	138,353

Income tax expense	56,200	54,500	42,900

Net income from consolidated operations	124,561	106,675	95,453

Less: Net income attributable to noncontrolling interests	22,165	21,528	22,633

Net income attributable to HEICO	$102,396	$85,147	$72,820

Net income per share attributable to HEICO shareholders (Note 13):
Basic	$1.54	$1.29	$1.12
Diluted	$1.53	$1.28	$1.10

Weighted average number of common shares outstanding:
Basic	66,298	65,861	65,050
Diluted	66,982	66,624	66,408

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2013	2012	2011

Net income from consolidated operations	$124,561	$106,675	$95,453
Other comprehensive income (loss):
Foreign currency translation adjustments	3,128	(6,457)	3,012
Unrealized gain on pension benefit obligation, net of tax	590	—	—
Total other comprehensive income (loss)	3,718	(6,457)	3,012
Comprehensive income from consolidated operations	128,279	100,218	98,465
Less: Comprehensive income attributable to noncontrolling interests	22,165	21,528	22,633
Comprehensive income attributable to HEICO	$106,114	$78,690	$75,832

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759
Comprehensive income	8,386	—	—	—	—	—	3,718	102,396	13,779	119,893
Cash dividends ($1.816 per share)	—	—	—	—	—	—	—	(120,361)	—	(120,361)
Five-for-four common stock split	—	54	79	(133)	—	—	—	(17)	—	(17)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,985	—	—	—	—	—	2,985
Tax benefit from stock option exercises	—	—	—	5,191	—	—	—	—	—	5,191
Stock option compensation expense	—	—	—	5,117	—	—	—	—	—	5,117
Proceeds from stock option exercises	—	1	2	460	—	—	—	—	—	463
Redemptions of common stock related to stock option exercises	—	—	—	(2,364)	—	—	—	—	—	(2,364)
Acquisitions of noncontrolling interests	(16,610)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(7,579)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	7,454	—	—	—	—	—	—	(7,454)	—	(7,454)
Deferred compensation obligation	—	—	—	—	315	(315)	—	—	—	—
Other	401	—	—	1	—	—	(2)	—	24	23
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	($522)	$3,033	$299,497	$91,083	$620,154
Comprehensive income	9,526	—	—	—	—	—	(6,457)	85,147	12,002	90,692
Cash dividends ($.086 per share)	—	—	—	—	—	—	—	(5,689)	—	(5,689)
Five-for-four common stock split	—	42	63	(105)	—	—	—	(16)	—	(16)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	982	—	—	—	—	—	982
Tax benefit from stock option exercises	—	—	—	13,164	—	—	—	—	—	13,164
Stock option compensation expense	—	—	—	3,948	—	—	—	—	—	3,948
Proceeds from stock option exercises	—	—	2	831	—	—	—	—	—	833
Redemptions of common stock related to stock option exercises	—	—	—	(307)	—	—	—	—	—	(307)
Acquisitions of noncontrolling interests	(7,616)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(9,090)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	3,918	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	3,775	—	—	—	—	—	—	(3,775)	—	(3,775)
Deferred compensation obligation	—	—	—	—	301	(301)	—	—	—	—
Other	1,223	—	—	(1)	—	—	(148)	(79)	1	(227)
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2010	$55,048	$131	$199	$227,993	$—	$—	($124)	$240,913	$85,714	$554,826
Comprehensive income	11,264	—	—	—	—	—	3,012	72,820	11,369	87,201
Cash dividends ($.069 per share)	—	—	—	—	—	—	—	(4,494)	—	(4,494)
Five-for-four common stock split	—	33	50	(83)	—	—	—	(102)	—	(102)
Tax benefit from stock option exercises	—	—	—	7,703	—	—	—	—	—	7,703
Stock option compensation expense	—	—	—	2,647	—	—	—	—	—	2,647
Proceeds from stock option exercises	—	9	2	2,156	—	—	—	—	—	2,167
Redemptions of common stock related to stock option exercises	—	(3)	—	(14,295)	—	—	—	—	—	(14,298)
Acquisitions of noncontrolling interests	(7,241)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(8,893)	—	—	—	—	—	—	—	(6,000)	(6,000)
Noncontrolling interests assumed related to acquisitions	5,612	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	9,640	—	—	—	—	—	—	(9,640)	—	(9,640)
Deferred compensation obligation	—	—	—	—	522	(522)	—	—	—	—
Other	—	1	(1)	(1)	—	—	145	—	—	144
Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	($522)	$3,033	$299,497	$91,083	$620,154

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2013	2012	2011
Operating Activities:
Net income from consolidated operations	$124,561	$106,675	$95,453
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	36,790	30,656	18,543
Tax benefit from stock option exercises	5,191	13,164	7,703
Excess tax benefit from stock option exercises	(5,126)	(12,110)	(6,346)
Stock option compensation expense	5,117	3,948	2,647
Impairment of intangible assets	—	—	4,987
Issuance of common stock to HEICO Savings and Investment Plan	2,985	982	—
(Decrease) increase in value of contingent consideration	(1,640)	119	(1,150)
Deferred income tax (benefit) provision	(5,785)	(2,834)	29
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(16,585)	(5,782)	(5,327)
Increase in inventories	(14,877)	(7,484)	(9,405)
Increase in prepaid expenses and other current assets	(4,918)	(1,072)	(343)
(Decrease) increase in trade accounts payable	(23)	4,269	7,257
Increase in accrued expenses and other current liabilities	12,766	5,182	10,425
(Decrease) increase in income taxes payable	(7,273)	1,759	1,516
Other	653	1,113	(471)
Net cash provided by operating activities	131,836	138,585	125,518

Investing Activities:
Acquisitions, net of cash acquired	(222,638)	(197,285)	(94,655)
Capital expenditures	(18,328)	(15,262)	(9,446)
Other	(342)	(161)	201
Net cash used in investing activities	(241,308)	(212,708)	(103,900)

Financing Activities:
Borrowings on revolving credit facility	372,000	191,000	72,000
Payments on revolving credit facility	(126,000)	(100,000)	(50,000)
Cash dividends paid	(120,361)	(5,689)	(4,494)
Acquisitions of noncontrolling interests	(16,610)	(7,616)	(7,241)
Excess tax benefit from stock option exercises	5,126	12,110	6,346
Distributions to noncontrolling interests	(7,579)	(9,090)	(14,893)
Redemptions of common stock related to stock option exercises	(2,364)	(307)	(14,298)
Payment of contingent consideration	(601)	—	—
Revolving credit facility issuance costs	(570)	(3,028)	—
Proceeds from stock option exercises	463	833	2,167
Other	(296)	214	(256)
Net cash provided by (used in) financing activities	103,208	78,427	(10,669)

Effect of exchange rate changes on cash	312	(353)	8

Net (decrease) increase in cash and cash equivalents	(5,952)	3,951	10,957
Cash and cash equivalents at beginning of year	21,451	17,500	6,543
Cash and cash equivalents at end of year	$15,499	$21,451	$17,500
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

The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG, the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates three subsidiaries which are 80.1%, 80.1% and 82.3% owned, respectively, and a joint venture, which is 84% owned. Also, HEICO Flight Support Corp. consolidates two subsidiaries which are 80.1% and 84% owned, respectively. Furthermore, HEICO Electronic consolidates three subsidiaries, which are 80.1%, 82.5%, and 95.9% owned, respectively, and a wholly owned subsidiary of HEICO Electronic consolidates a subsidiary which is 78% owned. See Note 12, Redeemable Noncontrolling Interests. All significant intercompany balances and transactions are eliminated.

Stock Splits

In September 2013, March 2012 and March 2011, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock splits were effected as of October 23, 2013, April 25, 2012 and April 26, 2011, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of October 11, 2013, April 13, 2012 and April 15, 2011, respectively.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

Index

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

Index

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  Depreciation and amortization is generally provided on the straight-line method over the estimated useful lives of the various assets.  The Company’s property, plant and equipment is depreciated over the following estimated useful lives:

Buildings and improvements	10	to	40	years
Leasehold improvements	2	to	20	years
Machinery and equipment	3	to	10	years
Tooling	2	to	5	years

The costs of major additions and improvements are capitalized.  Leasehold improvements are amortized over the shorter of the leasehold improvement’s useful life or the lease term.  Repairs and maintenance costs are expensed as incurred. Upon disposition, the asset's cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected within earnings.

Capital Leases

Assets acquired under capital leases are recorded at the lower of the fair value of the asset or the present value of the future minimum lease payments, excluding that portion of the payments representing executory costs. The discount rate used in determining the present value of the minimum lease payments is the lower of the rate implicit in the lease or the Company's incremental borrowing rate. Assets under capital leases are included in property, plant and equipment and are depreciated over the shorter of the lease term or the useful life of the leased asset. Lease payments under capital leases are recognized as a reduction of the capital lease obligation and as interest expense.

Business Combinations

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  The operating results of acquired businesses are included in the Company’s results of operations

Index

beginning as of their effective acquisition dates. Acquisition costs are generally expensed as incurred and were not material in fiscal 2013, 2012 or 2011.

For contingent consideration arrangements associated with acquisitions consummated during or after fiscal 2010, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. For contingent consideration arrangements associated with acquisitions consummated prior to fiscal 2010, a liability and additional goodwill was recognized only when the earnings objectives were met. Information regarding additional contingent purchase consideration related to acquisitions both prior and subsequent to fiscal 2010 may be found in Note 2, Acquisitions.

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, the Company compares the fair value of each of its reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any. The fair values of the Company's reporting units are determined by using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using published market multiples for comparable companies. The Company calculates fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.

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
Amortization expense of intellectual property, licenses and patents is recorded as a component of cost of sales, and amortization expense of customer relationships, non-compete agreements and trade names is recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.  The Company tests each non-amortizing intangible asset for impairment annually as of October 31, or more frequently if

Index

events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of its trade names, the Company utilizes an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  The Company also tests each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires us to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.

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

Index

recognized in earnings immediately.  If the derivative does not qualify for hedge accounting, the Company considers the transaction to be an “economic hedge” and changes in the fair value of the derivative asset or liability are recognized immediately in earnings.

During fiscal 2012 and 2011, the Company entered into foreign currency forward contracts to mitigate foreign exchange risk of certain transactions. The impact of these forward contracts did not have a material effect on the Company’s results of operations, financial position or cash flows in fiscal 2012 or 2011. The Company did not utilize any derivative investments in fiscal 2013.

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

Defined Benefit Pension Plan

In connection with the acquisition of Reinhold Industries, Inc. (“Reinhold”) (see Note 2, Acquisitions), the Company assumed Reinhold's frozen qualified defined benefit pension plan (the "Plan"). The Plan's benefits are based on employee compensation and years of service. However, since the Plan was closed to new participants effective December 31, 2004, the accrued benefit for Plan participants was fixed as of the date of acquisition. The Company uses an actuarial valuation to determine the projected benefit obligation of the Plan and records the difference between the fair value of the Plan's assets and the projected benefit obligation as of October 31 in its Consolidated Balance Sheet. Additionally, any actuarial gain or loss that arises during a fiscal year that is not recognized as a component of net periodic pension income or expense is recorded as a component of other comprehensive income or (loss), net of tax. See Note 10, Retirement Plans, for additional information and disclosures about the Plan.

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue

Index

from the rendering of services represented less than 10% of consolidated net sales for all periods presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 1% in fiscal 2013, 2012 and 2011.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2013, 2012 or 2011.

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

Index

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

Index

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of goodwill by permitting an entity the option to perform a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should calculate the fair value of a reporting unit. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted ASU 2011-08 in the fourth quarter of fiscal 2013 but elected to perform a quantitative test when performing its fiscal 2013 impairment test. The adoption of this guidance had no impact on the Company's consolidated results of operations, financial position or cash flows.

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

Index

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

2.    ACQUISITIONS

Reinhold Acquisition

On May 31, 2013, the Company, through its HEICO Flight Support Corp. subsidiary, acquired Reinhold Industries, Inc. ("Reinhold") through the acquisition of all of the outstanding stock of Reinhold's parent company for approximately $133.0 million, net of $8.0 million of cash acquired, in a transaction carried out by means of a merger. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company’s revolving credit facility. Reinhold is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. This acquisition is consistent with HEICO’s practice of acquiring outstanding, niche designers and manufacturers of critical components in the aerospace and defense industries and will further enable the Company to broaden its product offerings, technologies and customer base.

The following table summarizes the allocation of the purchase price of Reinhold to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$76,424
Identifiable intangible assets	66,500
Inventories	10,753
Accounts receivable	8,830
Property, plant and equipment	7,994
Other assets	2,832
Total assets acquired, excluding cash	$173,333

Liabilities assumed:
Deferred income taxes	$25,631
Accrued expenses	6,994
Accounts payable	2,923
Defined benefit pension plan obligation, net	2,865
Accrued additional purchase consideration	1,557
Other liabilities	390
Total liabilities assumed	$40,360
Net assets acquired, excluding cash	$132,973

Index

The allocation of the purchase price to the tangible and identifiable assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocation to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Reinhold and the value of its assembled workforce that do not qualify for separate recognition. The operating results of Reinhold were included in the Company’s results of operations from the effective acquisition date. The Company’s consolidated net sales and net income attributable to HEICO for the year ended October 31, 2013, includes approximately $30.8 million and $2.8 million, respectively, from the acquisition of Reinhold.
The following table presents unaudited pro forma financial information for fiscal 2012 as if the acquisition of Reinhold had occurred as of November 1, 2011 (in thousands):

Year ended
October 31, 2012
Net sales	$952,184
Net income from consolidated operations	$109,923
Net income attributable to HEICO	$88,382
Net income per share attributable to HEICO shareholders:
Basic	$1.34
Diluted	$1.33

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2011. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Had the acquisition been consummated as of November 1, 2011, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the year ended October 31, 2013 would not have been materially different than the reported amounts.

Switchcraft Acquisition

On November 22, 2011, the Company, through HEICO Electronic, acquired Switchcraft, Inc. (“Switchcraft”) through the purchase of all of the stock of Switchcraft’s parent company, Switchcraft Holdco, Inc., for approximately $142.7 million, net of $3.7 million of cash acquired. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company’s revolving credit facility. Switchcraft is a leading designer and manufacturer of high performance, high reliability and harsh environment electronic connectors and other interconnect products. This acquisition is consistent with HEICO’s practice of acquiring outstanding, niche designers and manufacturers of critical components in the aerospace and electronic industries

Index

and will further enable the Company to broaden its product offerings, technologies and customer base.

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

The following table presents unaudited pro forma financial information for fiscal 2011 as if the acquisition of Switchcraft had occurred as of November 1, 2010 (in thousands):

Year ended
October 31, 2011
Net sales	$824,767
Net income from consolidated operations	$100,842
Net income attributable to HEICO	$78,209
Net income per share attributable to HEICO shareholders:
Basic	$1.20
Diluted	$1.18

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
Other Acquisitions

In October 2013, the Company acquired, through HEICO Electronic, all of the outstanding stock of Lucix Corporation ("Lucix") in a transaction carried out by means of a merger. Lucix is a leading designer and manufacturer of high performance, high reliability microwave modules, units, and integrated sub-systems for commercial and military satellites. The total consideration includes an accrual of approximately $20.7 million as of the acquisition date representing the fair value of contingent consideration in aggregate that the Company may be obligated to pay should Lucix meet certain earnings objectives during the last three months of the calendar year of acquisition and during the subsequent two calendar years (2014 and 2015). The maximum amount of contingent consideration that the Company could be required to pay is $50.0 million in aggregate. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation.

During fiscal 2013, the Company, through subsidiaries of HEICO Electronic, acquired certain product lines that will supplement their existing operations. The purchase price of these acquisitions was paid using cash provided by operating activities.

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

Index

wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market segments. The purchase price of this acquisition was paid using cash provided by operating activities.

In March 2012, the Company, through HEICO Electronic, acquired the business and substantially all of the assets of Ramona Research, Inc. (“Ramona Research”). Ramona Research designs and manufactures RF and microwave amplifiers, transmitters and receivers primarily used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems. The total consideration includes an accrual of approximately $10.8 million as of the acquisition date representing the fair value of contingent consideration in aggregate that the Company may be obligated to pay if Ramona Research meets certain earnings objectives during each of the first five years following the acquisition. As of the acquisition date, the maximum amount of contingent consideration that the Company could be required to pay is $14.6 million. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation.

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

Unless otherwise noted, the purchase price of each of the above referenced other acquisitions was paid in cash principally using proceeds from the Company's revolving credit facility and is not material or significant to the Company's consolidated financial statements.

Index

The following table summarizes the allocation of the aggregate purchase price of the other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

	Year ended October 31,
	2013	2012	2011
Assets Acquired:
Goodwill	$68,068	$18,499	$49,575
Identifiable intangible assets	39,843	21,831	40,187
Accounts receivable	9,233	4,390	9,072
Property, plant and equipment	6,286	1,361	10,206
Inventories	3,112	4,688	16,847
Other assets	2,603	171	1,639
Total assets acquired, excluding cash	$129,145	$50,940	$127,526

Liabilities assumed:
Accrued additional purchase consideration	$21,223	$11,982	$5,738
Deferred income taxes	13,868	—	7,423
Accrued expenses	3,846	645	7,634
Accounts payable	1,746	445	7,555
Other liabilities	—	—	5,184
Total liabilities assumed	$40,683	$13,072	$33,534

Noncontrolling interests in consolidated subsidiaries	$—	$3,918	$5,921

Acquisitions, net of cash acquired	$88,462	$33,950	$88,071

The purchase price allocation of the Company's other fiscal 2013 acquisitions to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. During fiscal 2013, the Company recorded certain immaterial measurement period adjustments to the purchase price allocation of its other fiscal 2012 acquisitions, which are reflected in the table above. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Blue Aerospace, CSI Aerospace and Action Research, benefit both the Company and the noncontrolling interest holders. Based on the factors comprising the goodwill recognized and consideration of an insignificant control premium, the fair value of the noncontrolling interest in Blue Aerospace and Action Research was determined based on the consideration of the purchase price paid by the Company for its controlling ownership interest. The fair value of the noncontrolling interest in CSI Aerospace was determined based on the consideration of the purchase price paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

Index

The operating results of the Company’s fiscal 2013 acquisitions were included in the Company’s results of operations from the effective acquisition dates.  The amount of net sales and earnings of the fiscal 2013 acquisitions excluding Reinhold included in the Consolidated Statements of Operations is not material.  Had the fiscal 2013 acquisitions excluding Reinhold been consummated as of the beginning of fiscal 2012, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2013 and 2012 would not have been materially different than the reported amounts.

Additional Purchase Consideration

As part of the purchase agreements associated with certain acquisitions consummated prior to fiscal 2010, the Company was obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition. For such acquisitions, the Company accrued an estimate of additional purchase consideration when the earnings objectives were met. During fiscal 2012 and 2011, the Company, through HEICO Electronic, paid $15.1 million and $6.6 million of such additional purchase consideration, respectively, of which $4.8 million and $4.1 million was accrued as of October 31, 2011 and October 31, 2010, respectively. The amounts paid in fiscal 2012 and 2011 were based on a multiple of each applicable subsidiary's earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company. Accordingly, the amounts paid were recorded as additional goodwill as they represented an additional cost of the respective entity. As of October 31, 2013 and 2012, the Company had no remaining obligation to pay additional purchase consideration for acquisitions consummated prior to fiscal 2010.

Pursuant to the terms of the purchase agreements related to certain fiscal 2012 and 2011 acquisitions, the Company was obligated to pay additional purchase consideration representing the difference between the actual net assets of the acquired entity as of the acquisition date and the amount estimated in the purchase agreement. During fiscal 2013 and fiscal 2012 , the Company paid $1.2 million and $5.5 million of such additional purchase consideration, respectively.

Index

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2013	2012
Accounts receivable	$160,118	$124,548
Less: Allowance for doubtful accounts	(3,096)	(2,334)
Accounts receivable, net	$157,022	$122,214

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
(in thousands)	2013	2012
Costs incurred on uncompleted contracts	$22,548	$6,673
Estimated earnings	25,391	6,235
	47,939	12,908
Less: Billings to date	(40,676)	(7,426)
	$7,263	$5,482
Included in the accompanying Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$9,540	$5,482
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(2,277)	—
	$7,263	$5,482

As discussed in Note 2, Acquisitions, the Company acquired Lucix Corporation in October 2013, which recognizes the majority of its revenue using the percentage-of-completion method. The acquired balances of costs incurred on uncompleted contracts, estimated earnings, billings to date, costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings were $13.4 million, $15.3 million, $26.5 million, $4.7 million and $2.5 million, respectively,

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2013, 2012 or 2011.

Index

Inventories

	As of October 31,
(in thousands)	2013	2012
Finished products	$103,234	$93,873
Work in process	26,810	18,887
Materials, parts, assemblies and supplies	79,863	69,042
Contracts in process	9,941	8,299
Less: Billings to date	(955)	(397)
Inventories, net of valuation reserves	$218,893	$189,704

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method.  Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

	As of October 31,
(in thousands)	2013	2012
Land	$4,515	$4,505
Buildings and improvements	60,105	54,322
Machinery, equipment and tooling	131,855	109,041
Construction in progress	4,932	5,599
	201,407	173,467
Less: Accumulated depreciation and amortization	(103,670)	(92,949)
Property, plant and equipment, net	$97,737	$80,518

The amounts set forth above include tooling costs having a net book value of $5.7 million and $6.0 million as of October 31, 2013 and 2012, respectively. Amortization expense on capitalized tooling was $2.2 million, $2.1 million and $2.1 million in fiscal 2013, 2012 and 2011, respectively.

The amounts set forth above also include $5.5 million and $5.2 million of assets under capital leases as of October 31, 2013 and October 31, 2012, respectively. Accumulated depreciation associated with the assets under capital leases was $1.1 million and $.6 million as of October 31, 2013 and October 31, 2012, respectively. See Note 5, Long-Term Debt, for additional information pertaining to these capital lease obligations.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $13.4 million, $11.6 million and $8.6 million in fiscal 2013, 2012 and 2011, respectively.

Index

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2013	2012
Accrued employee compensation and related payroll taxes	$52,435	$41,307
Accrued customer rebates and credits	14,787	10,833
Deferred revenue	11,529	6,442
Accrued additional purchase consideration	9,142	2,917
Other	17,841	14,742
Accrued expenses and other current liabilities	$105,734	$76,241

The increase in accrued employee compensation and related payroll taxes principally reflects a higher level of accrued performance awards based on the improved consolidated operating results. The total customer rebates and credits deducted within net sales in fiscal 2013, 2012 and 2011 was $8.3 million, $2.8 million and $8.7 million, respectively. The principal reason why the amount of customer rebates and credits deducted within net sales in fiscal 2012 is less than it was in fiscal 2013 and 2011 is fiscal 2012 reflected a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in the associated rebate percentages. The increase in accrued additional purchase consideration principally reflects the estimated amount of contingent consideration related to a fiscal 2013 acquisition. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligations.

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock.  The LCP does not provide for diversification of a director’s assets allocated to Company common stock.  The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the LCP charged to income in fiscal 2013, 2012 and 2011 totaled $4.3 million, $3.8 million and $3.6 million, respectively.  The aggregate liabilities of the LCP were $51.9 million and $36.5 million as of October 31, 2013 and 2012, respectively, and are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $52.7 million and $37.1 million as of October

Index

31, 2013 and 2012, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $5.0 million and $4.2 million as of October 31, 2013 and 2012, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees.  The Company makes no contributions to this plan.  The assets of this plan, which equaled the deferred compensation liability as of October 31, 2013 and 2012, respectively, are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets.  Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during fiscal 2013 and 2012 by operating segment are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2011	$192,357	$251,045	$443,402
Goodwill acquired	10,873	81,139	92,012
Adjustments to goodwill	309	10,513	10,822
Foreign currency translation adjustments	—	(4,122)	(4,122)
Balances as of October 31, 2012	203,539	338,575	542,114
Goodwill acquired	76,424	68,068	144,492
Adjustments to goodwill	(108)	—	(108)
Foreign currency translation adjustments	—	1,991	1,991
Balances as of October 31, 2013	$279,855	$408,634	$688,489

The goodwill acquired during fiscal 2013 and 2012 relates to the acquisitions consummated in those respective years as described in Note 2, Acquisitions.  Goodwill acquired represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The adjustments to goodwill during fiscal 2013 represent immaterial measurement period adjustments to the purchase price allocations of certain fiscal 2012 acquisitions. The adjustments to goodwill during fiscal 2012 principally represent additional purchase consideration paid relating to a pre-fiscal 2010 acquisition for which the earnings objectives were met in fiscal 2012 as well as immaterial measurement period adjustments to the purchase price allocations of the fiscal 2011 acquisitions. See Note 2, Acquisitions, for additional information regarding additional purchase consideration. The foreign currency translation adjustments reflect unrealized translation gains on the goodwill recognized in connection with foreign subsidiaries.  Foreign currency translation adjustments are included in other comprehensive income in the Company's Consolidated Statements of Comprehensive Income.  The Company estimates that approximately $5 million and $21 million

Index

of the goodwill recognized in fiscal 2013 and 2012, respectively, will be deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2013, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Identifiable intangible assets consist of (in thousands):

	As of October 31, 2013			As of October 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$156,801	($38,461)	$118,340	$102,172	($24,038)	$78,134
Intellectual property	75,095	(10,795)	64,300	43,093	(5,738)	37,355
Licenses	2,900	(1,381)	1,519	2,900	(1,117)	1,783
Non-compete agreements	1,132	(1,132)	—	1,339	(1,320)	19
Patents	642	(351)	291	589	(309)	280
Trade names	566	(448)	118	566	(336)	230
	237,136	(52,568)	184,568	150,659	(32,858)	117,801
Non-Amortizing Assets:
Trade names	56,990	—	56,990	36,523	—	36,523
	$294,126	($52,568)	$241,558	$187,182	($32,858)	$154,324

The increase in the gross carrying amount of customer relationships, intellectual property, and non-amortizing trade names as of October 31, 2013 compared to October 31, 2012 principally relates to such intangible assets recognized in connection with the acquisitions made during fiscal 2013 (see Note 2, Acquisitions). The weighted average amortization period of the customer relationships and intellectual property acquired during fiscal 2013 is 9 years and 11 years, respectively.

Amortization expense related to intangible assets was $20.6 million, $16.2 million and $7.6 million for the fiscal years ended October 31, 2013, 2012 and 2011, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $28.0 million in fiscal 2014, $26.1 million in fiscal 2015, $24.2 million in fiscal 2016, $23.1 million in fiscal 2017, $20.9 million in fiscal 2018 and $62.3 million thereafter.

During fiscal 2011, the Company recognized impairment losses of approximately $4.3 million, $.5 million and $.2 million from the write-down of certain customer relationships, intellectual property and trade names, respectively. The impairment losses recognized in fiscal 2011 were within the ETG and due to reductions in the future cash flows associated with such intangible assets.  The impairment losses pertaining to customer relationships and trade names were recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and the impairment losses pertaining to intellectual property were recorded as a component of cost of goods sold.

Index

5.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of October 31,
	2013	2012
Borrowings under revolving credit facility	$373,000	$127,000
Capital leases and notes payable	4,515	4,820
	377,515	131,820
Less: Current maturities of long-term debt	(697)	(626)
	$376,818	$131,194

As of October 31, 2013, the aggregate amount of long-term debt, excluding capital leases, that will mature within the next five years is $.1 million in fiscal 2014, $.1 million in fiscal 2015, $.2 million in fiscal 2016, $.2 million in fiscal 2017 and $0.0 million in fiscal 2018. The aforementioned information has been adjusted to reflect an extension of the maturity date of the Company's revolving credit facility as further discussed below.

Capital Lease Obligations

In connection with an acquisition, the Company assumed a capital lease for a manufacturing facility and related property in France.  The lease contains a bargain purchase option and has a twelve-year term, which began in February 2011. Additionally, the acquisition resulted in the Company assuming various capital leases for manufacturing equipment. The manufacturing equipment leases have terms ranging from approximately three to five years. The estimated future minimum lease payments of all capital leases for the next five fiscal years and thereafter are as follows (in thousands):

Year ending October 31,
2014	$732
2015	588
2016	538
2017	449
2018	442
Thereafter	1,827
Total minimum lease payments	4,576
Less: amount representing interest	(716)
Present value of minimum lease payments	$3,860

Index

Revolving Credit Facility

In December 2011, the Company entered into a $670 million Revolving Credit Agreement (“Credit Facility”) with a bank syndicate. The Credit Facility may be used for working capital and general corporate needs of the Company, including capital expenditures and to finance acquisitions. In December 2012, the Company entered into an amendment to extend the maturity date of the Credit Facility by one year to December 2017. The Company also amended certain covenants contained within the Credit Facility agreement to accommodate payment of a special and extraordinary cash dividend paid in December 2012. See Note 8, Shareholders' Equity, for additional information.

On November 22, 2013, the Company entered into an amendment to extend the maturity date of the Credit Facility by one year to December 2018 and to increase the aggregate principal amount to $800 million. Furthermore, the amendment includes a feature that will allow the Company to increase the aggregate principal amount by an additional $200 million to become a $1.0 billion facility through increased commitments from existing lenders or the addition of new lenders.

Advances under the Credit Facility accrue interest at the Company’s choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the Credit Facility. The applicable margins for LIBOR-based borrowings range from .75% to 2.25%. The applicable margins for Base Rate borrowings range from 0% to 1.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company’s leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that restrict the amount of certain payments, including dividends, and require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event the Company’s leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of the Company’s subsidiaries.
As of October 31, 2013 and 2012, the weighted average interest rate on borrowings under the Credit Facility was 1.3% and 1.2%, respectively. The Credit Facility contains both financial and non-financial covenants. As of October 31, 2013, the Company was in compliance with all such covenants.

Index

6.    INCOME TAXES

The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2013	2012	2011
Current:
Federal	$49,275	$48,461	$38,002
State	9,060	7,516	4,008
Foreign	3,650	1,357	861
	61,985	57,334	42,871
Deferred	(5,785)	(2,834)	29
Total income tax expense	$56,200	$54,500	$42,900

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, less applicable federal income tax reduction	3.1	3.1	1.8
Net tax benefit on qualified research and development activities	(2.6)	(1.7)	(2.7)
Net tax benefit on corporate owned life insurance policies	(1.4)	(0.5)	(0.1)
Net tax benefit on noncontrolling interests’ share of income	(1.3)	(1.7)	(2.5)
Net tax benefit on qualified domestic production activities	(1.2)	(1.3)	(1.0)
Other, net	(.5)	.9	.5
Effective tax rate	31.1%	33.8%	31.0%

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

	As of October 31,
	2013	2012
Deferred tax assets:
Deferred compensation liability	$22,242	$15,805
Inventories	21,673	18,536
Stock option compensation	5,002	3,151
R&D carryforward and credit	4,045	3,432
Bonus accrual	3,394	2,671
Customer rebates accrual	2,706	2,029
Vacation accrual	1,676	1,288
Capital lease obligations	1,313	1,412
Other	6,645	3,768
Total deferred tax assets	68,696	52,092

Deferred tax liabilities:
Goodwill and other intangible assets	(148,711)	(102,829)
Property, plant and equipment	(12,486)	(8,950)
Other	(1,154)	(712)
Total deferred tax liabilities	(162,351)	(112,491)
Net deferred tax liability	($93,655)	($60,399)

The net deferred tax liability is classified in the Company’s Consolidated Balance Sheets as follows (in thousands):

	As of October 31,
	2013	2012
Current asset	$33,036	$27,545
Long-term asset	1,791	2,492
Long-term liability	(128,482)	(90,436)
Net deferred tax liability	($93,655)	($60,399)

Index

The increase in the Company's net deferred tax liability from $60.4 million as of October 31, 2012 to $93.7 million as of October 31, 2013 is principally related to the net deferred tax liabilities recognized in connection with the acquisitions of Reinhold and Lucix (see Note 2, Acquisitions), partially offset by an increase in the deferred tax asset related to a higher deferred compensation liability for the HEICO Corporation Leadership Compensation Plan ("LCP"). The deferred income tax benefit recognized in fiscal 2013 principally reflects the increase in the deferred tax asset related to the higher LCP liability resulting from both increased investment earnings and plan contributions.

As of October 31, 2013 and 2012, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $1.1 million and $2.5 million, respectively, of which $.8 million and $1.7 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during the fiscal years ended October 31, 2013 and 2012 is as follows (in thousands):

	Year ended October 31,
	2013	2012
Balances as of beginning of year	$2,527	$1,834
Increases related to prior year tax positions	58	1,281
Decreases related to prior year tax positions	(967)	(240)
Increases related to current year tax positions	108	299
Settlements	(570)	(52)
Lapse of statutes of limitations	(84)	(595)
Balances as of end of year	$1,072	$2,527

The decreases related to settlements and prior year tax positions recognized in fiscal 2013 pertain to state income tax positions regarding nexus and state apportionment, respectively, which were originally recognized in fiscal 2012 and resolved through the filing of state income tax returns in fiscal 2013 and the finalization of a state tax audit, respectively.

The Company’s net liability for unrecognized tax benefits was $1.0 million as of October 31, 2013, including $.3 million of interest and penalties and net of $.4 million in deferred tax assets.  The Company's net liability for unrecognized tax benefits was $2.3 million as of October 31, 2012, including $.7 million of interest and penalties and net of $1.0 million in deferred tax assets. The Company recognized interest and penalties of ($.2) million, $.4 million and less than $.1 million in fiscal 2013, 2012 and 2011, respectively, related to unrecognized tax benefits.

The Company’s effective tax rate in fiscal 2013 decreased to 31.1% from 33.8% in fiscal 2012. The decrease is partially due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 pursuant to the retroactive extension of Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," in January 2013 to cover a two-year period from January 1, 2012 to December 31, 2013. The decrease in the effective tax rate was also attributed to the benefit from higher tax-exempt unrealized gains in the cash surrender values of

Index

life insurance policies related to the LCP and an income tax deduction under Section 404(k) of the Internal Revenue Code for the one-time special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock.

The Company's effective tax rate increased to 33.8% in fiscal 2012 from 31.0% in fiscal 2011. The change in the effective tax rate is partially attributed to the retroactive extension of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2010 to December 31, 2011, which resulted in the recognition of an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 in the first quarter of fiscal 2011 and reduced the recognition of such income tax credit to just the first two months of qualifying research and development activities in fiscal 2012. In addition, the Company purchased certain noncontrolling interests during fiscal 2011 and 2012 that contributed to the comparative increase in the effective tax rate for fiscal 2012. Further, the increase also reflects a higher effective state income tax rate principally because fiscal 2011 includes the aforementioned benefit from state income apportionment updates recognized upon the filing of the Company's fiscal 2010 state tax returns and the amendment of certain prior year state tax returns in the third quarter of fiscal 2011 and fiscal 2012 includes the effect of a fiscal 2012 acquisition and changes in certain state tax laws which impacted state apportionment factors.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2009.

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

Index

7.    FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of October 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$52,655	$—	$52,655
Equity securities	1,940	—	—	1,940
Mutual funds	1,529	—	—	1,529
Money market funds and cash	1,470	—	—	1,470
Other	—	46	—	46
Total assets	$4,939	$52,701	$—	$57,640

Liabilities:
Contingent consideration	$—	$—	$29,310	$29,310

	As of October 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$37,086	$—	$37,086
Equity securities	991	—	—	991
Mutual funds	1,154	—	—	1,154
Money market funds and cash	1,122	—	—	1,122
Other	—	442	538	980
Total assets	$3,267	$37,528	$538	$41,333

Liabilities:
Contingent consideration	$—	$—	$10,897	$10,897

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. The assets of the Company's other deferred compensation plan are principally invested in equity securities, mutual funds and money market funds that are classified within

Index

Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Consolidated Balance Sheets.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may be obligated to pay contingent consideration of up to $12.9 million in aggregate should the acquired entity meet certain earnings objectives during each of the next four years following the first anniversary date of the acquisition. The $8.6 million estimated fair value of the contingent consideration as of October 31, 2013 is classified within Level 3 and was determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario that ranged from a compound annual growth rate of negative 5% to positive 19%. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 3.0% reflecting the credit risk of a market participant. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's consolidated statements of operations. The $1.7 million decrease in the fair value of the contingent consideration since October 31, 2012 is principally attributed to lower year one actual earnings and year two forecasted earnings of the subsidiary due to reductions in United States defense spending and was recorded to selling, general and administrative expenses in the Company's Consolidated Statement of Operations. As of October 31, 2013, the estimated amount of such contingent consideration to be paid is included in other long-term liabilities in the Company's Consolidated Balance Sheet.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may be obligated to pay contingent consideration of up to $50.0 million in aggregate should the acquired entity meet certain earnings objectives during the last three months of the calendar year of acquisition and during the subsequent two calendar years (2014 and 2015). The $20.7 million estimated fair value of the contingent consideration as of October 31, 2013 is classified within Level 3 and was determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario that ranged from a compound annual growth rate of negative 4% to positive 31%. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 2.5% reflecting the credit risk of a market participant. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company’s consolidated statements of operations. As of October 31, 2013, the estimated amount of such contingent consideration to be paid within the next twelve months of $7.0 million is included in accrued expenses and other current liabilities and the remaining $13.7 million is included in other long-term liabilities in the Company’s Consolidated Balance Sheet.

Index

Changes in the Company’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the fiscal years ended October 31, 2013 and 2012 are as follows (in thousands):

	Assets	Liabilities
Balances as of October 31, 2011	$573	$—
Contingent consideration related to acquisition	—	10,778
Increase in value of contingent consideration	—	119
Total unrealized losses	(35)	—
Balances as of October 31, 2012	538	10,897
Contingent consideration related to acquisition	—	20,654
Payment of contingent consideration	—	(601)
Decrease in value of contingent consideration, net	—	(1,640)
Total realized gains	48	—
Sales	(586)	—
Balances as of October 31, 2013	$—	$29,310

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2013 and 2012.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2013 due to the relatively short maturity of the respective instruments.  The carrying value of long-term debt approximates fair value due to its variable interest rates.

During fiscal 2011, certain intangible assets within the ETG were measured at fair value on a nonrecurring basis resulting in the recognition of impairment losses aggregating $5.0 million (See Note 4, Goodwill and Other Intangible Assets). The fair value of each asset was determined using a discounted cash flow model and internal estimates of each asset's future cash flows.

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

Index

The Rights expired on November 2, 2013. The Rights had certain anti-takeover effects and, therefore, would have caused substantial dilution to a person or group who attempted to acquire the Company on terms not approved by the Company’s Board of Directors or who acquired 15% or more of the outstanding common stock without approval of the Company’s Board of Directors.  The Rights would not have interfered with any merger or other business combination that was approved by the Board since they may have been redeemed by the Company at $.01 per Right at any time until the close of business on the tenth day after a person or group had obtained beneficial ownership of 15% or more of the outstanding common stock or until a person commenced or announced an intention to commence a tender offer for 15% or more of the outstanding common stock.  The 2003 Plan also contained a provision to help ensure a potential acquirer pays all shareholders a fair price for the Company.

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

Stock Splits

In September 2013, March 2012 and March 2011, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock splits were effected as of October 23, 2013, April 25, 2012 and April 26, 2011, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of October 11, 2013, April 13, 2012 and April 15, 2011, respectively.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

Share Repurchases

In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase Company shares in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2013, the maximum number of shares that may yet be purchased under this program was 2,501,813 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2013, 2012 and 2011, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2013, the Company repurchased an aggregate 36,354 shares of Common Stock at a total cost of $1.3 million and an aggregate 39,965 shares of Class A Common Stock at a total cost of $1.1 million. During fiscal 2012, the Company repurchased an aggregate 3,808

Index

shares of Common Stock at a total cost of approximately $.1 million and an aggregate 7,510 shares of Class A Common Stock at a total cost of $.2 million. During fiscal 2011, the Company repurchased an aggregate 420,066 shares of Common Stock at a total cost of approximately $13.6 million and an aggregate 34,843 shares of Class A Common Stock at a total cost of approximately $.7 million. The transactions in fiscal 2013, 2012 and 2011 occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options, did not impact the number of shares authorized for future purchase under the Company’s share repurchase program, and are reflected as redemptions of common stock related to stock option exercises in the Company's Consolidated Statements of Shareholders' Equity and the Company's Consolidated Statements of Cash Flows.

In December 2012, the Company paid a special and extraordinary $1.712 per share cash dividend on both classes of HEICO common stock as well as a regular semi-annual $.048 per share cash dividend that was accelerated from January 2013. The dividends, which aggregated $116.6 million, were funded from borrowings under the Company's revolving credit facility.

9.    STOCK OPTIONS

The Company currently has one stock option plan, the HEICO Corporation 2012 Incentive Compensation Plan (“2012 Plan”), under which stock options may be granted. The 2012 Plan became effective in March 2012, the same time the Company's 2002 Stock Option Plan (“2002 Plan”) and its remaining 2.0 million unissued shares expired. Also, in March 2012, the Company made a decision to no longer issue options under its Non-Qualified Stock Option Plan (“NQSOP”) under which less than .1 million remaining unissued shares were cancelled.  Options outstanding under the 2002 Plan and NQSOP may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2012 Plan is 2.7 million plus any options outstanding under the 2002 Plan and NQSOP as of the 2012 Plan's effective date and that are subsequently forfeited or expire.  A total of 5.0 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2013, including 3.1 million shares currently under option and 1.8 million shares available for future grants.

Stock options granted pursuant to the 2012 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.  The exercise price per share of a stock option granted under the 2012 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years after the date of grant.  Options issued under the 2012 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options.  The 2012 Plan will terminate no later than the tenth anniversary of its effective date.

Index

Information concerning stock option activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2010	2,822	4,175	$7.74
Granted	(739)	739	$25.80
Cancelled	—	(4)	$3.96
Exercised	—	(2,017)	$4.68
Outstanding as of October 31, 2011	2,083	2,893	$14.50
Shares approved by the Shareholders for the 2012 Incentive Compensation Plan	2,656	—	$—
Granted	(323)	323	$24.97
Cancelled unissued shares under the NQSOP	(23)	—	$—
Expired unissued shares under the 2002 Plan	(2,004)	—	$—
Exercised	—	(317)	$3.22
Outstanding as of October 31, 2012	2,389	2,899	$16.90
Granted	(549)	549	$35.74
Exercised	—	(306)	$3.78
Outstanding as of October 31, 2013	1,840	3,142	$21.48

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2013 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,484	$21.14	6.3	$48,139
Class A Common Stock	1,658	$21.78	7.3	28,752
	3,142	$21.48	6.8	$76,891

	Options Exercisable
	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	918	$16.77	5.5	$33,784
Class A Common Stock	614	$13.43	5.2	15,698
	1,532	$15.43	5.4	$49,482

Index

Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2013	2012	2011
Cash proceeds from stock option exercises	$463	$833	$2,167
Tax benefit realized from stock option exercises	5,191	13,164	7,703
Intrinsic value of stock option exercises	8,033	7,008	48,952

Net income attributable to HEICO for the fiscal years ended October 31, 2013, 2012 and 2011 includes compensation expense of $5.1 million, $3.9 million and $2.6 million, respectively, and an income tax benefit of $2.0 million, $1.5 million and $1.0 million, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2013, there was $18.8 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 3.7 years.  The total fair value of stock options that vested in fiscal 2013, 2012 and 2011 was $4.5 million, $3.6 million and $2.1 million, respectively.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2013 would become immediately exercisable.

For the fiscal years ended October 31, 2013, 2012 and 2011, the excess tax benefit resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised was $5.1 million, $12.1 million and $6.3 million, respectively, and is presented as a financing activity in the Company’s Consolidated Statements of Cash Flows.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the fiscal years ended October 31, 2013, 2012 and 2011:

	2013		2012	2011
	Common Stock	Class A Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
Expected stock price volatility	39.94%	38.40%	40.11%	41.17%	38.92%
Risk-free interest rate	2.02%	1.85%	1.19%	1.64%	2.74%
Dividend yield	.24%	.33%	.32%	.26%	.33%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	9	7	7	9	7
Weighted average fair value	$20.24	$14.29	$10.20	$14.67	$9.25

Index

10.    RETIREMENT PLANS

The Company has a qualified defined contribution retirement plan (the “401(k) Plan”) under which eligible employees of the Company and its participating subsidiaries may make Elective Deferral Contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code.  The Company generally makes a 25% or 50% Employer Matching Contribution, as determined by the Board of Directors, based on a participant’s Elective Deferral Contribution up to 6% of the participant’s Compensation for the Elective Deferral Contribution period.  The Employer Matching Contribution may be contributed to the 401(k) Plan in the form of the Company’s common stock or cash, as determined by the Company.  The Company’s match of a portion of a participant’s contribution is invested in Company common stock and is based on the fair value of the shares as of the date of contribution.  The 401(k) Plan also provides that the Company may contribute to the 401(k) Plan additional amounts in its common stock or cash at the discretion of the Board of Directors.  Employee contributions cannot be invested in Company common stock.

Participants receive 100% vesting of employee contributions and cash dividends received on Company common stock.  Vesting in Company contributions is based on a participant’s number of years of vesting service.  Contributions to the 401(k) Plan charged to income in fiscal 2013 and fiscal 2012 totaled $3.2 million and $3.0 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan. Contributions to the 401(k) Plan charged to income in fiscal 2011 was less than $.1 million and was made with the use of forfeited shares within the 401(k) Plan.

In connection with the acquisition of Reinhold (see Note 2, Acquisitions), the Company assumed Reinhold's frozen qualified defined benefit pension plan (the "Plan"). The Plan's benefits are based on employee compensation and years of service. However, since the Plan was closed to new participants effective December 31, 2004, the accrued benefit for Plan participants was fixed as of the date of acquisition and therefore the Plan's accumulated benefit obligation is equal to the projected benefit obligation. The acquired projected benefit obligation and plan assets were recorded at fair value as of the acquisition date.

Index

Changes in the Plan's projected benefit obligation and plan assets since the acquisition are as follows (in thousands):

Change in projected benefit obligation:
Acquired projected benefit obligation	$14,539
Actuarial gain	(1,165)
Interest cost	236
Benefits paid	(397)
Projected benefit obligation as of October 31, 2013	$13,213

Change in plan assets:
Acquired plan assets	$11,674
Actual return on plan assets	120
Benefits paid	(397)
Fair value of plan assets as of October 31, 2013	$11,397

Funded status as of October 31, 2013	($1,816)

The $1.8 million difference between the projected benefit obligation and fair value of plan assets as of October 31, 2013 was included in other long-term liabilities within the Company's Consolidated Balance Sheet. Additionally, the Plan experienced a $1.0 million net actuarial gain during fiscal 2013 that was recognized in other comprehensive income (where it is reported net of $.4 million of tax) and represents the total balance in accumulated other comprehensive income that has yet to be recognized as a component of net periodic pension income as of October 31, 2013. The Company does not expect to recognize any of the amount within accumulated other comprehensive income as of October 31, 2013 as a component of net periodic pension income during fiscal 2014.

Weighted average assumptions used to determine the projected benefit obligation as of October 31, 2013 and net benefit income for the year ended October 31, 2013 are as follows:

	Projected Benefit Obligation	Net Benefit Income
Discount rate	4.79%	3.99%
Expected return on plan assets	N/A	6.75%

The discount rate was determined using the results of a bond yield curve model based on a portfolio of high-quality bonds matching expected Plan benefit payments. The expected return on plan assets was based upon the current and expected target asset allocation and investment return estimates for the Plan's equity and fixed income securities. In establishing this assumption, the Company considers many factors including both the historical rate of return and projected inflation-adjusted real rate of return on the Plan's various asset classes and the expected working lifetime for Plan participants.

Index

Components of net pension income since the acquisition within the Company's fiscal 2013 Statement of Operations are as follows (in thousands):

Expected return on plan assets	$320
Interest cost	236
Net pension income	$84

The Company has not made any contributions to the Plan since the acquisition and anticipates making contributions of $.1 million during fiscal 2014. Estimated future benefit payments to be made during each of the next five fiscal years and in aggregate during the succeeding five fiscal years are as follows (in thousands):

Year ending October 31,
2014	$964
2015	937
2016	919
2017	905
2018	873
2019-2023	4,313

The following table sets forth by level within the fair value hierarchy, the fair value of the Plan's assets as of October 31, 2013 (in thousands):

	As of October 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed income securities	$9,060	$—	$—	$9,060
Equity securities	2,212	—	—	2,212
Money market funds and cash	125	—	—	125
	$11,397	$—	$—	$11,397

Fixed income securities consist of investments in mutual funds. Equity securities consist of investments in common stocks and mutual funds.

The Plan's actual and targeted asset allocations by asset category as of October 31, 2013 were as follows:

	As of October 31, 2013
	Actual Allocation	Target Allocation
Fixed income securities	80%	80%
Equity securities	19%	20%
Money market funds and cash	1%	—%
Total	100%	100%

Index

The Company is currently evaluating the Plan's asset allocation policy which was established prior to the acquisition. The Company's objective is to maximize long-term investment return while maintaining an acceptable level of risk that is accomplished through broad diversification of the Plan's assets.

11.    RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales amounts in fiscal 2013, 2012 and 2011 include approximately $32.9 million, $30.4 million and $25.4 million, respectively, of new product research and development expenses.

12.    REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2022.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of October 31, 2013, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $59 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the actual or earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of October 31, 2013 redeemable at fair value is approximately $48 million and the portion redeemable based solely on a multiple of future earnings is approximately $11 million.

A summary of the put and call rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries and a description of any transactions involving redeemable noncontrolling interests during fiscal 2013, 2012 and 2011 is as follows:

The Company acquired an 80.1% interest in a subsidiary by the ETG in fiscal 2004. As part of the purchase agreement, the noncontrolling interest holders currently have the right to cause the Company to purchase their interests over a five-year period ending in fiscal 2018 and the Company has the right to purchase the noncontrolling interests over a five-year period beginning in fiscal 2015, or sooner under certain conditions.

Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, the noncontrolling interest holders have the right to cause the Company to purchase their interests over a four-year period beginning in fiscal 2007 or thereafter. Certain noncontrolling interest holders exercised their option during fiscal 2007 and

Index

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

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, certain noncontrolling interest holders exercised their option to cause the Company to purchase an aggregate 29% interest, which was completed in fiscal 2011. During fiscal 2012, the remaining noncontrolling interest holder exercised their option to cause the Company to purchase the remaining 20% interest, of which 6.7% was acquired effective February 2012 and 13.3% was acquired effective December 2012.

The Company acquired an 80.1% interest in a subsidiary by the FSG in fiscal 2006. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2014 and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

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

The Company acquired an 82.5% interest in a subsidiary by the ETG in fiscal 2009. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests beginning in fiscal 2014 and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interests over the same period.

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

The Company acquired an 84% interest in a subsidiary by the FSG in fiscal 2012. As part of the purchase agreement, the Company has the right to purchase the noncontrolling

Index

interests over a four-year period beginning in fiscal 2018, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

The Company acquired an 80.1% interest in a subsidiary by the FSG in fiscal 2012. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2019, or sooner under certain conditions, and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interests over the same period.

The purchase price of the redeemable noncontrolling interests acquired in fiscal 2013 was paid using proceeds from the Company's revolving credit facility. The purchase prices of the redeemable noncontrolling interests acquired in fiscal 2012 and 2011 were paid using cash provided by operating activities. The aggregate cost of the redeemable noncontrolling interests acquired was $16.6 million, $7.6 million and  $7.2 million in fiscal 2013, 2012 and 2011, respectively.

13.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2013	2012	2011
Numerator:
Net income attributable to HEICO	$102,396	$85,147	$72,820
Adjustments to redemption amount of redeemable noncontrolling interests (see Note 1)	—	13	19
Net income attributable to HEICO, as adjusted	$102,396	$85,160	$72,839

Denominator:
Weighted average common shares outstanding - basic	66,298	65,861	65,050
Effect of dilutive stock options	684	763	1,358
Weighted average common shares outstanding - diluted	66,982	66,624	66,408

Net income per share attributable to HEICO shareholders:
Basic	$1.54	$1.29	$1.12
Diluted	$1.53	$1.28	$1.10

Anti-dilutive stock options excluded	754	888	601

Index

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
2013	$216,490	$237,708	$267,133	$287,426
2012	$212,655	$216,314	$225,969	$242,409
Gross profit:
2013	$77,589	$89,448	$97,540	$106,604
2012	$78,248	$75,198	$84,252	$89,738
Net income from consolidated operations:
2013	$24,984	$29,046	$34,768	$35,763
2012	$24,466	$24,224	$28,672	$29,313
Net income attributable to HEICO:
2013	$19,958	$23,700	$28,947	$29,791
2012	$19,185	$19,043	$23,128	$23,791
Net income per share attributable to HEICO:
Basic:
2013	$.30	$.36	$.44	$.45
2012	$.29	$.29	$.35	$.36
Diluted:
2013	$.30	$.35	$.43	$.44
2012	$.29	$.29	$.35	$.36

During the third quarter of fiscal 2013, the Company filed its fiscal 2012 U.S. federal and state tax returns.  As a result, the Company recognized a benefit, which increased net income attributable to HEICO by approximately $.8 million, or $.01 per basic and diluted share, net of expenses, from higher research and development tax credits.

During the first quarter of fiscal 2013, the Company recognized an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 upon the retroactive extension in January 2013 of Section 41 of the Internal Revenue Code, “Credit for Increasing Research Activities,” to cover the period from January 1, 2012 to December 31, 2013. The tax credit, net of expenses, increased net income attributable to HEICO by $1.0 million, or $.01 per basic and diluted share.

During the third quarter of fiscal 2012, the Company filed its fiscal 2011 U.S. federal and state tax returns. As a result, the Company recognized an aggregate benefit, which increased net income attributable to HEICO by approximately $.9 million, or $.01 per basic and diluted share, net of expenses, principally from higher research and development tax credits.

Due to changes in the average number of common shares outstanding, net income per share attributable to HEICO for the full fiscal year may not equal the sum of the four individual quarters.

Index

15.    OPERATING SEGMENTS

The Company has two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.  The Flight Support Group designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government and is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The Electronic Technologies Group designs and manufactures electronic, microwave, and electro-optical equipment and components, three-dimensional microelectronic and stacked memory products, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products, underwater locator beacons, traveling wave tube amplifiers, harsh environment electronic connectors and other interconnect products, and RF and microwave amplifiers, transmitters, receivers and satellite microwave modules, units and integrated subsystems primarily for the aviation, defense, space, medical, telecommunications and electronics industries.

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

Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment	Consolidated Totals
	FSG	ETG
Year ended October 31, 2013:
Net sales	$665,148	$350,033	($6,424)	$1,008,757
Depreciation and amortization	14,614	21,392	784	36,790
Operating income	122,058	83,063	(21,531)	183,590
Capital expenditures	10,190	7,748	390	18,328
Total assets	679,839	759,807	93,369	1,533,015

Year ended October 31, 2012:
Net sales	$570,325	$331,598	($4,576)	$897,347
Depreciation and amortization	10,451	19,365	840	30,656
Operating income	103,943	77,438	(18,087)	163,294
Capital expenditures	7,045	7,248	969	15,262
Total assets	487,188	636,660	68,998	1,192,846

Year ended October 31, 2011:
Net sales	$539,563	$227,771	($2,443)	$764,891
Depreciation and amortization	10,661	7,502	380	18,543
Operating income	95,001	59,465	(16,035)	138,431
Capital expenditures	6,866	2,543	37	9,446
Total assets	458,624	429,869	52,576	941,069

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

	Year ended October 31,
	2013	2012	2011
United States of America	$654,096	$596,922	$507,237
Other countries	354,661	300,425	257,654
Total	$1,008,757	$897,347	$764,891

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

Future minimum payments under non-cancelable operating leases for the next five fiscal years and thereafter are estimated to be as follows (in thousands):

Year ending October 31,
2014	$9,581
2015	9,182
2016	8,152
2017	6,102
2018	2,839
Thereafter	5,240
Total minimum lease commitments	$41,096

Total rent expense charged to operations for operating leases in fiscal 2013, 2012 and 2011 amounted to $9.8 million, $7.9 million and $7.6 million, respectively.

Guarantees

The Company has arranged for a standby letter of credit in the amount of $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Index

Product Warranty

Changes in the Company’s product warranty liability in fiscal 2013 and 2012 are as follows (in thousands):

	Year ended October 31,
	2013	2012
Balances as of beginning of year	$2,571	$2,231
Accruals for warranties	1,308	1,621
Acquired warranty liabilities	556	18
Warranty claims settled	(1,202)	(1,299)
Balances as of end of year	$3,233	$2,571

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

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest was $3.5 million, $2.4 million and $.1 million in fiscal 2013, 2012 and 2011, respectively.  Cash paid for income taxes was $62.6 million, $43.5 million and $33.9 million in fiscal 2013, 2012 and 2011, respectively.  Cash received from income tax refunds in fiscal 2013, 2012 and 2011 was less than $.1 million, $1.6 million and $0.8 million, respectively.

18.    SUBSEQUENT EVENT

On December 17, 2013, the Company's Board of Directors declared a regular semi-annual cash divided of $.06 per share and a special and extraordinary cash divided of $.35 per share on both classes of the Company's common stock. The cash dividends will be paid in one payment totaling $.41 per share on January 17, 2014 to shareholders of record as of January 3, 2014.

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

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).  Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2013.

Index

During fiscal 2013, the Company acquired all of the outstanding stock of Reinhold Industries, Inc. ("Reinhold") and Lucix Corporation ("Lucix"). See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements, for additional information. As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Reinhold and Lucix from its assessment of internal control over financial reporting as of October 31, 2013. Reinhold and Lucix in aggregate constitute 19.5% of the Company's consolidated total assets as of October 31, 2013 and 3.4% of the Company's consolidated net sales for the fiscal year ended October 31, 2013.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended October 31, 2013.  A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During fiscal 2013, the Company acquired all of the outstanding stock of Reinhold Industries, Inc. and Lucix Corporation. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. The Company is in the process of integrating Reinhold Industries, Inc. and Lucix Corporation into its overall internal control over financial reporting process.

Index

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Reinhold Industries, Inc. and Lucix Corporation (collectively the “Excluded Acquisitions”), which were acquired during 2013 and whose financial statements constitute 19.5% of total assets and 3.4% of net sales of the consolidated financial statement amounts as of and for the year ended October 31, 2013. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2013 of the Company and our report dated December 19, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 19, 2013

Item 9B.    OTHER INFORMATION

None.

Index

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) within 120 days after the close of fiscal 2013.

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

Item 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2013.

Index

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2013.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of October 31, 2013 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,142	$21.48	1,840
Equity compensation plans not approved by security holders	—	—	—
Total	3,142	$21.48	1,840
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

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2013.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services by the principal accountant is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2013.

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
HEICO Savings and Investment Plan, as amended and restated effective as of January 1, 2012 is incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended January 31, 2013.*

10.2#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

10.3#	—
HEICO Corporation 1993 Stock Option Plan, as amended, is incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-81789) filed on June 29, 1999.*

10.4#	—	HEICO Corporation Amended and Restated 2002 Stock Option Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008.*

10.5#	—	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012.*

10.6#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

10.7#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2009.*

Index

Exhibit		Description
10.8#	—	HEICO Corporation 2007 Incentive Compensation Plan, effective as of November 1, 2006, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 19, 2007.*

10.9#	—
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

10.11#	—
Employment Agreement and Non-Competition and Non-Solicitation Agreement, dated April 2, 2012 and becoming effective June 1, 2012, by and between HEICO Corporation and Carlos Macau is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 1, 2012.*

10.12	—
Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997.*

10.13	—
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

10.14	—
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

10.15	—
First Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and Sun Trust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2012.*

10.16	—
Second Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and Sun Trust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2012.*

10.17	—
Third Amendment to Revolving Credit Agreement, effective as of February 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and Sun Trust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2013.*

Index

Exhibit		Description
10.18	—
Fourth Amendment to Revolving Credit Agreement, effective as of November 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and Sun Trust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 27, 2013.*

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

Index

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2013	2012	2011
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$2,334	$2,667	$2,468
Additions charged to costs and expenses (a)	586	2,356	194
Additions charged to other accounts (b)	303	44	299
Deductions (c)	(127)	(2,733)	(294)
Allowance as of end of year	$3,096	$2,334	$2,667

(a)
Additions charged to costs and expenses in fiscal 2012 were higher than in fiscal 2013 and 2011 principally as a result of potential collection difficulties resulting from certain customers filing for bankruptcy or ceasing operations.

(b)	Principally additions from acquisitions.

(c)	Principally write-offs of uncollectible accounts receivable, net of recoveries.

	Year ended October 31,
	2013	2012	2011
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$46,861	$41,208	$35,947
Additions charged to costs and expenses	8,032	4,605	4,593
Additions charged to other accounts (a)	3,148	3,581	2,785
Deductions (b)	(3,464)	(2,533)	(2,117)
Reserves as of end of year	$54,577	$46,861	$41,208

(a)	Principally additions from acquisitions.

(b)	Principally write-offs of slow moving, obsolete or damaged inventory.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 19, 2013	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LAURANS A. MENDELSON	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	December 19, 2013
Laurans A. Mendelson

/s/ ADOLFO HENRIQUES	Director	December 19, 2013
Adolfo Henriques

/s/ SAMUEL L. HIGGINBOTTOM	Director	December 19, 2013
Samuel L. Higginbottom

/s/ MARK H. HILDEBRANDT	Director	December 19, 2013
Mark H. Hildebrandt

/s/ WOLFGANG MAYRHUBER	Director	December 19, 2013
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON	Co-President and Director	December 19, 2013
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 19, 2013
Victor H. Mendelson

/s/ ALAN SCHRIESHEIM	Director	December 19, 2013
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 19, 2013
Frank J. Schwitter

Index

EXHIBIT INDEX

Exhibit		Description

21	—	Subsidiaries of HEICO Corporation.

23	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.