Form 10-Q
period 2014-01-31
HEICO CORP
filed 2014-02-27
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 26, 2014 is as follows:

Common Stock, $.01 par value	26,797,200	shares
Class A Common Stock, $.01 par value	39,625,923	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$15,239	$15,499
Accounts receivable, net	150,214	157,022
Inventories, net	224,109	218,893
Prepaid expenses and other current assets	14,033	17,022
Deferred income taxes	31,002	33,036
Total current assets	434,597	441,472

Property, plant and equipment, net	96,802	97,737
Goodwill	687,044	688,489
Intangible assets, net	234,170	241,558
Deferred income taxes	1,529	1,791
Other assets	69,424	61,968
Total assets	$1,523,566	$1,533,015

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,148	$697
Trade accounts payable	51,837	54,855
Accrued expenses and other current liabilities	77,175	105,734
Income taxes payable	14,443	—
Total current liabilities	144,603	161,286

Long-term debt, net of current maturities	378,137	376,818
Deferred income taxes	124,219	128,482
Other long-term liabilities	90,863	83,976
Total liabilities	737,822	750,562

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 2)	58,003	59,218

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,797 and 26,790 shares issued and outstanding	268	268
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,620 and 39,586 shares issued and outstanding	396	396
Capital in excess of par value	259,155	255,889
Deferred compensation obligation	1,138	1,138
HEICO stock held by irrevocable trust	(1,138)	(1,138)
Accumulated other comprehensive (loss) income	(2,318)	144
Retained earnings	349,741	349,649
Total HEICO shareholders’ equity	607,242	606,346
Noncontrolling interests	120,499	116,889
Total shareholders’ equity	727,741	723,235
Total liabilities and equity	$1,523,566	$1,533,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2014	2013

Net sales	$266,826	$216,490

Operating costs and expenses:
Cost of sales	174,709	138,901
Selling, general and administrative expenses	41,732	42,650

Total operating costs and expenses	216,441	181,551

Operating income	50,385	34,939

Interest expense	(1,281)	(640)
Other income	158	285

Income before income taxes and noncontrolling interests	49,262	34,584

Income tax expense	16,700	9,600

Net income from consolidated operations	32,562	24,984

Less: Net income attributable to noncontrolling interests	5,107	5,026

Net income attributable to HEICO	$27,455	$19,958

Net income per share attributable to HEICO shareholders:
Basic	$.41	$.30
Diluted	$.41	$.30

Weighted average number of common shares outstanding:
Basic	66,393	66,189
Diluted	67,352	66,798

Cash dividends per share	$.41	$1.76
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2014	2013

Net income from consolidated operations	$32,562	$24,984
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,462)	3,234
Total other comprehensive (loss) income	(2,462)	3,234
Comprehensive income from consolidated operations	30,100	28,218
Less: Comprehensive income attributable to noncontrolling interests	5,107	5,026
Comprehensive income attributable to HEICO	$24,993	$23,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235
Comprehensive income	1,498	—	—	—	—	—	(2,462)	27,455	3,609	28,602
Cash dividends ($0.41 per share)	—	—	—	—	—	—	—	(27,225)	—	(27,225)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	683	—	—	—	—	—	683
Share-based compensation expense	—	—	—	2,600	—	—	—	—	—	2,600
Proceeds from stock option exercises	—	—	—	158	—	—	—	—	—	158
Tax benefit from stock option exercises	—	—	—	93	—	—	—	—	—	93
Redemptions of common stock related to share-based compensation	—	—	—	(273)	—	—	—	—	—	(273)
Distributions to noncontrolling interests	(1,608)	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(1,243)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	138	—	—	—	—	—	—	(138)	—	(138)
Other	—	—	—	5	—	—	—	—	1	6
Balances as of January 31, 2014	$58,003	$268	$396	$259,155	$1,138	($1,138)	($2,318)	$349,741	$120,499	$727,741

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759
Comprehensive income	2,168	—	—	—	—	—	3,234	19,958	2,858	26,050
Cash dividends ($1.76 per share)	—	—	—	—	—	—	—	(116,645)	—	(116,645)
Share-based compensation expense	—	—	—	1,094	—	—	—	—	—	1,094
Proceeds from stock option exercises	—	1	1	284	—	—	—	—	—	286
Tax benefit from stock option exercises	—	—	—	5,170	—	—	—	—	—	5,170
Redemptions of common stock related to share-based compensation	—	—	—	(2,364)	—	—	—	—	—	(2,364)
Distributions to noncontrolling interests	(2,310)	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(16,610)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	804	—	—	—	—	—	—	(804)	—	(804)
Deferred compensation obligation	—	—	—	—	105	(105)	—	—	—	—
Other	—	—	—	1	—	—	—	(1)	(2)	(2)
Balances as of January 31, 2013	$51,218	$214	$316	$248,817	$928	($928)	($338)	$277,593	$105,942	$632,544
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2014	2013
Operating Activities:
Net income from consolidated operations	$32,562	$24,984
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	12,050	8,140
Share-based compensation expense	2,600	1,094
Issuance of common stock to HEICO Savings and Investment Plan	683	—
Tax benefit from stock option exercises	93	5,170
Excess tax benefit from stock option exercises	(93)	(5,105)
Deferred income tax (benefit) provision	(1,999)	803
Decrease in value of contingent consideration	(7,046)	(159)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	6,586	12,142
Increase in inventories	(5,536)	(4,960)
Decrease (increase) in prepaid expenses and other current assets	2,875	(2,456)
Decrease in trade accounts payable	(2,949)	(8,115)
Decrease in accrued expenses and other current liabilities	(20,813)	(16,605)
Increase (decrease) in income taxes payable	14,405	(2,393)
Other	131	743
Net cash provided by operating activities	33,549	13,283

Investing Activities:
Capital expenditures	(3,990)	(4,466)
Acquisitions, net of cash acquired	(569)	(1,242)
Other	(34)	(3)
Net cash used in investing activities	(4,593)	(5,711)

Financing Activities:
Borrowings on revolving credit facility	23,000	145,000
Payments on revolving credit facility	(21,000)	(22,000)
Cash dividends paid	(27,225)	(116,645)
Distributions to noncontrolling interests	(1,608)	(2,310)
Acquisitions of noncontrolling interests	(1,243)	(16,610)
Revolving credit facility issuance costs	(767)	(570)
Redemptions of common stock related to share-based compensation	(273)	(2,364)
Proceeds from stock option exercises	158	286
Excess tax benefit from stock option exercises	93	5,105
Other	(181)	(152)
Net cash used in financing activities	(29,046)	(10,260)

Effect of exchange rate changes on cash	(170)	326

Net decrease in cash and cash equivalents	(260)	(2,362)
Cash and cash equivalents at beginning of year	15,499	21,451
Cash and cash equivalents at end of period	$15,239	$19,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013. The October 31, 2013 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Stock Split

All applicable fiscal 2013 share and per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in October 2013.
New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about changes in and amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The Company adopted ASU 2013-02 in the first quarter of fiscal 2014, resulting in only expanded disclosure regarding the changes in accumulated other comprehensive income and no impact on the Company's consolidated results of operations, financial position or cash flows.

Index

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

2.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2014	October 31, 2013
Accounts receivable	$153,386	$160,118
Less: Allowance for doubtful accounts	(3,172)	(3,096)
Accounts receivable, net	$150,214	$157,022

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	January 31, 2014	October 31, 2013
Costs incurred on uncompleted contracts	$23,236	$22,548
Estimated earnings	24,998	25,391
	48,234	47,939
Less: Billings to date	(37,683)	(40,676)
	$10,551	$7,263
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$12,948	$9,540
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(2,397)	(2,277)
	$10,551	$7,263

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the three months ended January 31, 2014 and 2013.

Index

Inventories

(in thousands)	January 31, 2014	October 31, 2013
Finished products	$106,886	$103,234
Work in process	27,662	26,810
Materials, parts, assemblies and supplies	81,767	79,863
Contracts in process	8,241	9,941
Less: Billings to date	(447)	(955)
Inventories, net of valuation reserves	$224,109	$218,893

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	January 31, 2014	October 31, 2013
Land	$4,513	$4,515
Buildings and improvements	60,133	60,105
Machinery, equipment and tooling	134,152	131,855
Construction in progress	5,556	4,932
	204,354	201,407
Less: Accumulated depreciation and amortization	(107,552)	(103,670)
Property, plant and equipment, net	$96,802	$97,737

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $15.5 million and $14.8 million as of January 31, 2014 and October 31, 2013, respectively. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2014 and 2013 was $1.7 million and $1.4 million, respectively.

Employee Retirement Plan

In connection with an acquisition during the third quarter of fiscal 2013, the Company assumed a frozen qualified defined benefit pension plan. The components of net pension income for the three months ended January 31, 2014 that were recorded within the Company's Condensed Consolidated Statement of Operations are as follows (in thousands):

Expected return on plan assets	$185
Interest cost	153
Net pension income	$32

Index

Redeemable Noncontrolling Interests

The holders of equity interests in certain of the Company's subsidiaries have put rights that may be exercised on varying dates causing the Company to give cash consideration to purchase their equity interests based on fair value or a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. Management's estimate of the aggregate redemption amount of all put rights that the Company could be required to pay at varying dates through fiscal 2022 is as follows (in thousands):

	January 31, 2014	October 31, 2013
Redeemable at fair value	$47,867	$47,839
Redeemable based on a multiple of future earnings	10,136	11,379
Redeemable noncontrolling interests	$58,003	$59,218

The decrease in the aggregate redemption amount since the prior fiscal year end represents a payment made in the first quarter of fiscal 2014 by the Company, through its HEICO Aerospace Holdings Corp. subsidiary, of a purchase price adjustment for the portion of the redeemable noncontrolling interests acquired in December 2012 that was based on the acquired entity's actual fiscal 2013 earnings.

Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the three months ended January 31, 2014 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Income (Loss)
Balances at October 31, 2013	($466)	$610	$144
Unrealized loss	(2,462)	—	(2,462)
Balances at January 31, 2014	($2,928)	$610	($2,318)

3.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”). Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2014 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2013	$279,855	$408,634	$688,489
Foreign currency translation adjustments	—	(1,445)	(1,445)
Balances as of January 31, 2014	$279,855	$407,189	$687,044

Index

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2014			As of October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$155,240	($42,153)	$113,087	$156,801	($38,461)	$118,340
Intellectual property	74,887	(12,504)	62,383	75,095	(10,795)	64,300
Licenses	2,900	(1,447)	1,453	2,900	(1,381)	1,519
Non-compete agreements	1,120	(1,120)	—	1,132	(1,132)	—
Patents	673	(363)	310	642	(351)	291
Trade names	566	(476)	90	566	(448)	118
	235,386	(58,063)	177,323	237,136	(52,568)	184,568
Non-Amortizing Assets:
Trade names	56,847	—	56,847	56,990	—	56,990
	$292,233	($58,063)	$234,170	$294,126	($52,568)	$241,558

Amortization expense related to intangible assets for the three months ended January 31, 2014 and 2013 was $7.1 million and $4.5 million, respectively. The increase in amortization expense for the three months ended January 31, 2014 compared to the three months ended January 31, 2013 principally relates to the incremental amortization expense of intangible assets recognized in connection with fiscal 2013 acquisitions. Amortization expense related to intangible assets for the remainder of fiscal 2014 is estimated to be $20.9 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $26.1 million in fiscal 2015, $24.2 million in fiscal 2016, $23.1 million in fiscal 2017, $20.9 million in fiscal 2018, $18.6 million in fiscal 2019 and $43.5 million thereafter.

4.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2014	October 31, 2013
Borrowings under revolving credit facility	$375,000	$373,000
Capital leases and notes payable	4,285	4,515
	379,285	377,515
Less: Current maturities of long-term debt	(1,148)	(697)
	$378,137	$376,818

As of January 31, 2014 and October 31, 2013, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.3%. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2014, the Company was in compliance with all such covenants.

Index

In November 2013, the Company entered into an amendment to extend the maturity date of its revolving credit facility one year to December 2018 and to increase the aggregate principal amount to $800 million. Furthermore, the amendment includes a feature that will allow the Company to increase the aggregate principal amount by an additional $200 million to become a $1.0 billion facility through increased commitments from existing lenders or the addition of new lenders.

5.     INCOME TAXES

As of January 31, 2014, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $1.0 million of which $.7 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the three months ended January 31, 2014 is as follows (in thousands):

Balance as of October 31, 2013	$1,072
Increases related to current year tax positions	27
Settlements	(22)
Lapse of statutes of limitations	(60)
Balance as of January 31, 2014	$1,017

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the three months ended January 31, 2014. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company’s effective tax rate in the first quarter of fiscal 2014 increased to 33.9% from 27.8% in the first quarter of fiscal 2013. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 resulting from the retroactive extension of Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," in January 2013 to cover the two-year period from January 1, 2012 to December 31, 2013 and the expiration of Section 41 on December 31, 2013 that limited the tax credit recognized in the first quarter of fiscal 2014 to just the first two months of fiscal 2014 qualified research and development activities. Additionally, the increase is partially the result of a larger income tax deduction recognized in the first quarter of fiscal 2013 under Section 404(k) of the Internal Revenue Code for the special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock.

Index

6.     FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of January 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$58,971	$—	$58,971
Equity securities	2,013	—	—	2,013
Mutual funds	2,069	—	—	2,069
Money market deposit accounts	986	—	—	986
Other	421	46	—	467
Total assets	$5,489	$59,017	$—	$64,506

Liabilities:
Contingent consideration	$—	$—	$22,264	$22,264

	As of October 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$52,655	$—	$52,655
Equity securities	1,940	—	—	1,940
Mutual funds	1,529	—	—	1,529
Money market deposit accounts	1,470	—	—	1,470
Other	—	46	—	46
Total assets	$4,939	$52,701	$—	$57,640

Liabilities:
Contingent consideration	$—	$—	$29,310	$29,310

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and are valued using a market approach. The assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds, and money market deposit accounts that are classified within Level 1. The assets of both plans are held within irrevocable

Index

trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $64.5 million as of January 31, 2014 and $57.6 million as of October 31, 2013, of which the LCP related assets were $59.4 million and $52.7 million as of January 31, 2014 and October 31, 2013, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $63.9 million as of January 31, 2014 and $56.9 million as of October 31, 2013, of which the LCP related liability was $58.8 million and $51.9 million as of January 31, 2014 and October 31, 2013, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may have been obligated to pay contingent consideration of up to $20.0 million should the acquired entity have met certain earnings objectives during the last three months of the calendar year of acquisition and may be obligated to pay contingent consideration of up to $30.0 million should the acquired entity meet certain earnings objectives during the subsequent two calendar years (2014 and 2015). In December 2013, the acquired entity incurred unanticipated costs associated with certain contracts for which revenue is recognized on the percentage-of-completion method and as a result, did not meet its calendar 2013 related earnings objectives. Accordingly, the $7.0 million contingent consideration accrued as of October 31, 2013 was recorded as a reduction to selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations for the three months ended January 31, 2014. The estimated fair value of the contingent consideration for the calendar 2014 and 2015 earnings period was $13.7 million as of both January 31, 2014 and October 31, 2013.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may be obligated to pay contingent consideration of up to $12.9 million in aggregate should the acquired entity meet certain earnings objectives during each of the next four years following the first anniversary date of the acquisition. As of January 31, 2014 and October 31, 2013, the estimated fair value of the contingent consideration was $8.5 million and $8.6 million, respectively.

The estimated fair values of the contingent consideration arrangements described above are classified within Level 3 and were determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings were determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate reflecting the credit risk of a market participant. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's condensed consolidated statements of operations.

Index

The Level 3 inputs used to derive the estimated fair values of the contingent consideration as of January 31, 2014 were as follows:

	Fiscal 2013 Subsidiary	Fiscal 2012 Subsidiary
Compound annual revenue growth rate range	(4%) - 31%	(5%) - 18%
Weighted average discount rate	2.7%	2.8%

Changes in the Company’s contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2014 are as follows (in thousands):

Liabilities
Balances as of October 31, 2013	$29,310
Decrease in value of contingent consideration	(7,046)
Balances as of January 31, 2014	$22,264

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$—
Other long-term liabilities	$22,264
$22,264

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2014.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2014 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

7.     SHAREHOLDERS' EQUITY

In January 2014, the Company paid a special and extraordinary $.35 per share cash dividend on both classes of HEICO's common stock as well as its regular semi-annual $.06 per share cash dividend. The dividends, which aggregated $27.2 million, were principally funded from borrowings under the Company's revolving credit facility.

Index

8.     RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the three months ended January 31, 2014 and 2013 includes approximately $9.1 million and $7.3 million, respectively, of new product research and development expenses.

9.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2014	2013
Numerator:
Net income attributable to HEICO	$27,455	$19,958

Denominator:
Weighted average common shares outstanding-basic	66,393	66,189
Effect of dilutive stock options	959	609
Weighted average common shares outstanding-diluted	67,352	66,798

Net income per share attributable to HEICO shareholders:
Basic	$.41	$.30
Diluted	$.41	$.30

Anti-dilutive stock options excluded	544	934

Index

10. OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the three months ended January 31, 2014 and 2013, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2014:
Net sales	$181,585	$87,492	($2,251)	$266,826
Depreciation and amortization	4,920	6,925	205	12,050
Operating income	32,203	22,904	(4,722)	50,385
Capital expenditures	2,025	1,708	257	3,990

Three months ended January 31, 2013:
Net sales	$138,998	$78,841	($1,349)	$216,490
Depreciation and amortization	2,835	5,113	192	8,140
Operating income	24,245	15,546	(4,852)	34,939
Capital expenditures	2,387	2,035	44	4,466

Total assets by operating segment as of January 31, 2014 and October 31, 2013 are as follows (in thousands):

	Segment		Other, Primarily Corporate	Consolidated Totals
	FSG	ETG
Total assets as of January 31, 2014	$675,955	$748,250	$99,361	$1,523,566
Total assets as of October 31, 2013	679,839	759,807	93,369	1,533,015

11. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.

Index

Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2014 and 2013, respectively, are as follows (in thousands):

	Three months ended January 31,
	2014	2013
Balances as of beginning of fiscal year	$3,233	$2,571
Accruals for warranties	413	(579)
Warranty claims settled	(397)	(339)
Balances as of January 31	$3,249	$1,653
Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

12. SUBSEQUENT EVENT

Consistent with the Company's past practice of increasing its ownership in certain non-wholly-owned subsidiaries, on February 18, 2014, HEICO Corporation acquired the 20% noncontrolling interest held by its partner, Lufthansa Technik AG (“LHT”), in four of the Company's existing subsidiaries principally operating in the specialty products and distribution businesses within its HEICO Aerospace Holdings Corp. subsidiary (the “Transaction”). Pursuant to the Transaction, HEICO Aerospace Holdings Corp. declared dividends proportional to the ownership (80%/20%) to HEICO and LHT, and HEICO transferred the businesses to the HEICO Flight Support Corp., a wholly-owned subsidiary of HEICO. HEICO did not record any gain or loss in connection with the transaction. LHT’s dividend approximates $67 million and will be funded through a borrowing under the Company’s existing credit facility. After the Transaction, LHT remains a 20% owner in HEICO Aerospace Holdings Corp., a leading producer of PMA parts and component repair and overhaul services.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2013. There have been no material changes to our critical accounting policies during the three months ended January 31, 2014.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the three months ended January 31, 2014 have been affected by the fiscal 2013 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2013.

All fiscal 2013 per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in October 2013.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2014	2013
Net sales	$266,826	$216,490
Cost of sales	174,709	138,901
Selling, general and administrative expenses	41,732	42,650
Total operating costs and expenses	216,441	181,551
Operating income	$50,385	$34,939

Net sales by segment:
Flight Support Group	$181,585	$138,998
Electronic Technologies Group	87,492	78,841
Intersegment sales	(2,251)	(1,349)
	$266,826	$216,490

Operating income by segment:
Flight Support Group	$32,203	$24,245
Electronic Technologies Group	22,904	15,546
Other, primarily corporate	(4,722)	(4,852)
	$50,385	$34,939

Net sales	100.0%	100.0%
Gross profit	34.5%	35.8%
Selling, general and administrative expenses	15.6%	19.7%
Operating income	18.9%	16.1%
Interest expense	0.5%	0.3%
Other income	0.1%	0.1%
Income tax expense	6.3%	4.4%
Net income attributable to noncontrolling interests	1.9%	2.3%
Net income attributable to HEICO	10.3%	9.2%

Index

Comparison of First Quarter of Fiscal 2014 to First Quarter of Fiscal 2013

Net Sales

Our net sales in the first quarter of fiscal 2014 increased by 23% to $266.8 million, as compared to net sales of $216.5 million in the first quarter of fiscal 2013. The increase in net sales principally reflects an increase of $42.6 million (a 31% increase) to $181.6 million in net sales within the FSG as well as an increase of $8.7 million to $87.5 million in net sales within the ETG. The net sales increase in the FSG reflects organic growth of approximately 19% as well as additional net sales of $15.6 million from a fiscal 2013 acquisition. The organic growth in the FSG principally reflects new product offerings and continued improving market conditions resulting in net sales increases of $21.9 million within our aftermarket replacement parts and repair and overhaul services product lines and $5.1 million within our specialty products lines. The net sales increase in the ETG reflects additional net sales of $8.1 million from a fiscal 2013 acquisition and organic growth of approximately 1%. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first quarter of fiscal 2014.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 34.5% in the first three months of fiscal 2014 as compared to 35.8% in the first three months of fiscal 2013, principally reflecting a decrease of 2.7% in the ETG's gross profit margin. The decrease in the ETG's gross profit margin is principally attributed to a less favorable product mix for certain of our defense and space products. Total new product research and development expenses included within our consolidated cost of sales increased to $9.1 million in the first quarter of fiscal 2014 compared to $7.3 million in the first quarter of fiscal 2013.

Selling, general and administrative (“SG&A”) expenses were $41.7 million and $42.7 million in the first quarter of fiscal 2014 and fiscal 2013, respectively. The decrease in SG&A expenses reflects a $7.0 million reduction in the value of contingent consideration related to a fiscal 2013 acquisition partially offset by $4.7 million of SG&A expenses attributable to fiscal 2013 acquired businesses and a $1.3 million increase in SG&A expenses pertaining to our existing businesses of which $.9 million was in selling expenses to support the organic sales growth.

SG&A expenses as a percentage of net sales decreased from 19.7% in the first quarter of fiscal 2013 to 15.6% in the first quarter of fiscal 2014 principally reflecting the impact of the reduced contingent consideration as well as the impact of higher sales volumes on the fixed portion of SG&A expenses.

Operating Income

Operating income in the first quarter of fiscal 2014 increased by 44% to $50.4 million as compared to operating income of $34.9 million in the first quarter of fiscal 2013. The increase in operating income reflects an $8.0 million increase (a 33% increase) to $32.2 million in operating

Index

income of the FSG in the first quarter of fiscal 2014, up from $24.2 million in the first quarter of fiscal 2013 and a $7.4 million increase (a 47% increase) in operating income of the ETG to $22.9 million in the first quarter of fiscal 2014, up from $15.5 million in the first quarter of fiscal 2013. The increase in the operating income of the FSG is principally attributed to the previously mentioned net sales growth. The increase in the operating income of the ETG reflects the previously mentioned $7.0 million decrease in accrued contingent consideration partially offset by lower than expected operating income at the acquired business of approximately $3.0 million principally due to unanticipated costs associated with certain contracts for which revenue is recognized on the percentage-of-completion method. The balance of the increase in the operating income of the ETG results primarily from the previously mentioned net sales growth.

As a percentage of net sales, our consolidated operating income increased to 18.9% in the first quarter of fiscal 2014, up from 16.1% in the first quarter of fiscal 2013. The increase in consolidated operating income as a percentage of net sales reflects an increase in the ETG’s operating income as a percentage of net sales from 19.7% in the first quarter of fiscal 2013 to 26.2% in the first quarter of fiscal 2014 and an increase in the FSG's operating income as a percentage of net sales from 17.4% in the first quarter of fiscal 2013 to 17.7% in the first quarter of fiscal 2014. The increase in operating income as a percentage of net sales for the FSG reflects the higher net sales volumes. The increase in operating income as a percentage of net sales for the ETG is principally attributable to the aforementioned increase in operating income from the acquired business.

Interest Expense

Interest expense increased to $1.3 million in the first quarter of fiscal 2014 from $.6 million in the first quarter of fiscal 2013. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first quarter of fiscal 2014 associated with fiscal 2013 acquisitions.

Other Income

Other income in the first quarter of fiscal 2014 and 2013 was not material.

Income Tax Expense

Our effective tax rate in the first quarter of fiscal 2014 increased to 33.9% from 27.8% in the first quarter of fiscal 2013. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 resulting from the retroactive extension of Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," in January 2013 to cover the two-year period from January 1, 2012 to December 31, 2013 and the expiration of Section 41 on December 31, 2013 that limited the tax credit recognized in the first quarter of fiscal 2014 to just the first two months of fiscal 2014 qualified research and development activities. Additionally, the increase is the result of a larger income tax deduction recognized in the first quarter of fiscal 2013 under Section 404(k) of the Internal Revenue Code for the special

Index

and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.1 million in the first quarter of fiscal 2014 compared to $5.0 million in the first quarter of fiscal 2013. The increase in the first quarter of fiscal 2014 principally reflects higher earnings of HEICO Aerospace in which the 20% noncontrolling interest is held partially offset by our purchase of certain noncontrolling interests during fiscal 2013 resulting in lower allocations of net income to noncontrolling interests.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $27.5 million, or $.41 per diluted share, in the first quarter of fiscal 2014 from $20.0 million, or $.30 per diluted share, in the first quarter of fiscal 2013, principally reflecting the previously mentioned increased operating income.

Outlook

As we look ahead to the remainder of fiscal 2014, we continue to anticipate organic growth within our product lines that serve the commercial aviation markets. We expect overall organic growth within the ETG consistent with the prior year, reflecting higher demand for the majority of our products, moderated by lower demand for certain of our defense-related products. During the remainder of fiscal 2014, we plan to continue our focus on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on the aforementioned, we continue to estimate consolidated fiscal 2014 year-over-year growth in net sales of 12% - 14% and growth in net income of 10% - 12%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, cash dividends, capital expenditures, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2014 are anticipated to approximate $25 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

In November 2013, we entered into an amendment to extend the maturity date of our revolving credit facility by one year to December 2018 and to increase the aggregate principal amount to $800 million. Furthermore, the amendment includes a feature that will allow us to increase the aggregate principal amount by an additional $200 million to become a $1.0 billion facility through increased commitments from existing lenders or the addition of new lenders. In January 2014, we paid a special and extraordinary cash dividend of $.35 per share on both classes of our common stock as well as our regular semi-annual $.06 per share cash dividend.

Index

The dividends, which aggregated $27.2 million, were principally funded from borrowings under our revolving credit facility.

The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2014, we were in compliance with all such covenants. As of January 31, 2014, our net debt to shareholders’ equity ratio was 50.0%, with net debt (total debt less cash and cash equivalents) of $364.0 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $33.5 million in the first quarter of fiscal 2014 and consisted primarily of net income from consolidated operations of $32.6 million and depreciation and amortization of $12.1 million (a non-cash item) partially offset by a decrease in the value of contingent consideration of $7.0 million (a non-cash item) and a net increase in operating assets and liabilities of $5.4 million. Net cash provided by operating activities increased by $20.2 million in the first quarter of fiscal 2014 from $13.3 million in the first quarter of fiscal 2013. The increase in net cash provided by operating activities in fiscal 2014 is principally due to a $17.0 million increase in income taxes payable due to the timing of estimated tax payments and a reduction in the tax benefit from stock option exercises.

Investing Activities

Net cash used in investing activities of $4.6 million in the first quarter of fiscal 2014 principally reflects capital expenditures.

Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2014 totaled $29.0 million and related primarily to $27.2 million in cash dividends paid on our common stock.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2013.

Index

Off-Balance Sheet Arrangements

Guarantees

We have arranged for a standby letter of credit for $1.5 million to meet the security requirement of our insurance company for potential workers’ compensation claims, which is supported by our revolving credit facility.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure about changes in and amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We adopted ASU 2013-02 in the first quarter of fiscal 2014, resulting in only expanded disclosure regarding the changes in accumulated other comprehensive income and no impact on our consolidated results of operations, financial position or cash flows.

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

Index

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

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about issuer purchases of equity securities during the first quarter ended January 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2013 - November 30, 2013
Common Stock	—	—	—	—
Class A Common Stock	—	—	—	2,501,813
December 1, 2013 - December 31, 2013
Common Stock	—	—	—	—
Class A Common Stock	6,833	$40.03	—	2,501,813
January 1, 2014 - January 31, 2014
Common Stock	—	—	—	—
Class A Common Stock	—	—	—	2,501,813
Total
Common Stock	—	—	—	—
Class A Common Stock	6,833	$40.03	—	2,501,813
_________________

(1)
The shares purchased represent shares tendered as payment of employee withholding taxes due upon the issuance of a share-based award and did not impact the shares that may be purchased under our existing share repurchase program.

(2)
In 1990, our Board of Directors authorized a share repurchase program, which allows us to repurchase our shares in the open market or in privately negotiated transactions at our discretion, subject to certain restrictions included in our revolving credit agreement. As of January 31, 2014, the maximum number of shares that may yet be purchased under this program was 2,501,813 of either or both of our Class A Common Stock and our Common Stock. The repurchase program does not have a fixed termination date.

Index

Item 6.    EXHIBITS

Exhibit	Description
10.1
Fourth Amendment to Revolving Credit Agreement, effective as of November 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 27, 2013. *

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

HEICO CORPORATION

Date:	February 27, 2014	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.