Form 10-Q
period 2014-04-30
HEICO CORP
filed 2014-05-22
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 21, 2014 is as follows:

Common Stock, $.01 par value	26,828,574	shares
Class A Common Stock, $.01 par value	39,667,281	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$21,402	$15,499
Accounts receivable, net	165,053	157,022
Inventories, net	225,021	218,893
Prepaid expenses and other current assets	21,237	17,022
Deferred income taxes	29,998	33,036
Total current assets	462,711	441,472

Property, plant and equipment, net	95,502	97,737
Goodwill	688,088	688,489
Intangible assets, net	227,517	241,558
Deferred income taxes	1,493	1,791
Other assets	72,131	61,968
Total assets	$1,547,442	$1,533,015

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$519	$697
Trade accounts payable	56,370	54,855
Accrued expenses and other current liabilities	79,982	105,734
Total current liabilities	136,871	161,286

Long-term debt, net of current maturities	436,074	376,818
Deferred income taxes	122,109	128,482
Other long-term liabilities	97,338	83,976
Total liabilities	792,392	750,562

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 2)	37,833	59,218

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,821 and 26,790 shares issued and outstanding	268	268
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,657 and 39,586 shares issued and outstanding	397	396
Capital in excess of par value	263,374	255,889
Deferred compensation obligation	1,138	1,138
HEICO stock held by irrevocable trust	(1,138)	(1,138)
Accumulated other comprehensive (loss) income	(507)	144
Retained earnings	378,875	349,649
Total HEICO shareholders’ equity	642,407	606,346
Noncontrolling interests	74,810	116,889
Total shareholders’ equity	717,217	723,235
Total liabilities and equity	$1,547,442	$1,533,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013

Net sales	$549,058	$454,198	$282,232	$237,708

Operating costs and expenses:
Cost of sales	357,019	287,161	182,310	148,260
Selling, general and administrative expenses	92,483	87,410	50,751	44,760

Total operating costs and expenses	449,502	374,571	233,061	193,020

Operating income	99,556	79,627	49,171	44,688

Interest expense	(2,722)	(1,443)	(1,441)	(803)
Other income	508	446	350	161

Income before income taxes and noncontrolling interests	97,342	78,630	48,080	44,046

Income tax expense	32,000	24,600	15,300	15,000

Net income from consolidated operations	65,342	54,030	32,780	29,046

Less: Net income attributable to noncontrolling interests	9,520	10,372	4,413	5,346

Net income attributable to HEICO	$55,822	$43,658	$28,367	$23,700

Net income per share attributable to HEICO shareholders:
Basic	$.84	$.66	$.43	$.36
Diluted	$.83	$.65	$.42	$.35

Weighted average number of common shares outstanding:
Basic	66,415	66,242	66,437	66,294
Diluted	67,403	66,835	67,455	66,872

Cash dividends per share	$.41	$1.76	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013

Net income from consolidated operations	$65,342	$54,030	$32,780	$29,046
Other comprehensive (loss) income:
Foreign currency translation adjustments	(651)	244	1,811	(2,990)
Total other comprehensive (loss) income	(651)	244	1,811	(2,990)
Comprehensive income from consolidated operations	64,691	54,274	34,591	26,056
Less: Comprehensive income attributable to noncontrolling interests	9,520	10,372	4,413	5,346
Comprehensive income attributable to HEICO	$55,171	$43,902	$30,178	$20,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235
Comprehensive income	3,583	—	—	—	—	—	(651)	55,822	5,937	61,108
Cash dividends ($.41 per share)	—	—	—	—	—	—	—	(27,225)	—	(27,225)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	3,071	—	—	—	—	—	3,071
Share-based compensation expense	—	—	—	4,189	—	—	—	—	—	4,189
Proceeds from stock option exercises	—	—	—	400	—	—	—	—	—	400
Tax benefit from stock option exercises	—	—	—	93	—	—	—	—	—	93
Redemptions of common stock related to share-based compensation	—	—	—	(273)	—	—	—	—	—	(273)
Distributions to noncontrolling interests	(3,712)	—	—	—	—	—	—	—	(67,400)	(67,400)
Acquisitions of noncontrolling interests	(1,243)	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interests to noncontrolling interests	(19,383)	—	—	—	—	—	—	—	19,383	19,383
Adjustments to redemption amount of redeemable noncontrolling interests	(630)	—	—	—	—	—	—	630	—	630
Other	—	—	1	5	—	—	—	(1)	1	6
Balances as of April 30, 2014	$37,833	$268	$397	$263,374	$1,138	($1,138)	($507)	$378,875	$74,810	$717,217

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759
Comprehensive income	4,109	—	—	—	—	—	244	43,658	6,263	50,165
Cash dividends ($1.76 per share)	—	—	—	—	—	—	—	(116,645)	—	(116,645)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,159	—	—	—	—	—	1,159
Share-based compensation expense	—	—	—	2,154	—	—	—	—	—	2,154
Proceeds from stock option exercises	—	1	1	284	—	—	—	—	—	286
Tax benefit from stock option exercises	—	—	—	5,177	—	—	—	—	—	5,177
Redemptions of common stock related to share-based compensation	—	—	—	(2,364)	—	—	—	—	—	(2,364)
Distributions to noncontrolling interests	(4,457)	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(16,610)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	1,010	—	—	—	—	—	—	(1,010)	—	(1,010)
Deferred compensation obligation	—	—	—	—	105	(105)	—	—	—	—
Other	—	—	—	1	—	—	1	—	(1)	1
Balances as of April 30, 2013	$51,218	$214	$316	$251,043	$928	($928)	($3,327)	$301,088	$109,348	$658,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2014	2013
Operating Activities:
Net income from consolidated operations	$65,342	$54,030
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	24,139	16,405
Share-based compensation expense	4,189	2,154
Issuance of common stock to HEICO Savings and Investment Plan	3,071	1,159
Tax benefit from stock option exercises	93	5,177
Excess tax benefit from stock option exercises	(93)	(5,112)
Deferred income tax benefit	(3,146)	(856)
Decrease in value of contingent consideration	(9,295)	(1,203)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(8,113)	(4,673)
Increase in inventories	(6,199)	(9,696)
Increase in prepaid expenses and other current assets	(4,336)	(2,618)
Increase (decrease) in trade accounts payable	1,507	(8,154)
Decrease in accrued expenses and other current liabilities	(18,152)	(4,700)
Increase in income taxes payable	—	2,189
Other long-term assets and liabilities, net	5,994	430
Net cash provided by operating activities	55,001	44,532

Investing Activities:
Capital expenditures	(7,485)	(9,265)
Acquisitions, net of cash acquired	(569)	(1,242)
Other	(8)	(6)
Net cash used in investing activities	(8,062)	(10,513)

Financing Activities:
Borrowings on revolving credit facility	105,000	145,000
Payments on revolving credit facility	(45,000)	(48,000)
Distributions to noncontrolling interests	(71,112)	(4,457)
Cash dividends paid	(27,225)	(116,645)
Acquisitions of noncontrolling interests	(1,243)	(16,610)
Revolving credit facility issuance costs	(767)	(570)
Redemptions of common stock related to share-based compensation	(273)	(2,364)
Excess tax benefit from stock option exercises	93	5,112
Proceeds from stock option exercises	400	286
Other	(936)	(325)
Net cash used in financing activities	(41,063)	(38,573)

Effect of exchange rate changes on cash	27	(19)

Net increase (decrease) in cash and cash equivalents	5,903	(4,573)
Cash and cash equivalents at beginning of year	15,499	21,451
Cash and cash equivalents at end of period	$21,402	$16,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013. The October 31, 2013 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2014	October 31, 2013
Accounts receivable	$167,492	$160,118
Less: Allowance for doubtful accounts	(2,439)	(3,096)
Accounts receivable, net	$165,053	$157,022

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	April 30, 2014	October 31, 2013
Costs incurred on uncompleted contracts	$27,100	$22,548
Estimated earnings	24,846	25,391
	51,946	47,939
Less: Billings to date	(46,636)	(40,676)
	$5,310	$7,263
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$8,622	$9,540
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(3,312)	(2,277)
	$5,310	$7,263

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the six and three months ended April 30, 2014 and 2013.

Index

Inventories

(in thousands)	April 30, 2014	October 31, 2013
Finished products	$110,458	$103,234
Work in process	29,102	26,810
Materials, parts, assemblies and supplies	81,206	79,863
Contracts in process	7,695	9,941
Less: Billings to date	(3,440)	(955)
Inventories, net of valuation reserves	$225,021	$218,893

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other current liabilities.

Property, Plant and Equipment

(in thousands)	April 30, 2014	October 31, 2013
Land	$4,516	$4,515
Buildings and improvements	60,598	60,105
Machinery, equipment and tooling	137,446	131,855
Construction in progress	5,024	4,932
	207,584	201,407
Less: Accumulated depreciation and amortization	(112,082)	(103,670)
Property, plant and equipment, net	$95,502	$97,737

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $7.5 million and $14.8 million as of April 30, 2014 and October 31, 2013, respectively. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2014 and 2013 was $3.4 million and $3.5 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2014 and 2013 was $1.7 million and $2.1 million, respectively. The decrease in the amount of accrued customer rebates and credits since October 31, 2013 principally reflects the payments made in the second quarter of fiscal 2014.

Index

Employee Retirement Plan

In connection with an acquisition during the third quarter of fiscal 2013, the Company assumed a frozen qualified defined benefit pension plan. The components of net pension income for the six months ended April 30, 2014 that were recorded within the Company's Condensed Consolidated Statement of Operations are as follows (in thousands):

	Six months ended April 30, 2014	Three months ended April 30, 2014
Expected return on plan assets	$370	$185
Interest cost	306	153
Net pension income	$64	$32

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

	April 30, 2014	October 31, 2013
Redeemable at fair value	$27,697	$47,839
Redeemable based on a multiple of future earnings	10,136	11,379
Redeemable noncontrolling interests	$37,833	$59,218

The decrease in the aggregate redemption amount of all put rights since the prior fiscal year end principally reflects a reclassification of the redemption amount pertaining to the equity interest in one of the Company's subsidiaries from redeemable noncontrolling interests (temporary equity) to noncontrolling interests (permanent equity) upon the expiration of the holder's put right in the second quarter of fiscal 2014.

Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the six months ended April 30, 2014 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Income (Loss)
Balances at October 31, 2013	($466)	$610	$144
Unrealized loss	(651)	—	(651)
Balances at April 30, 2014	($1,117)	$610	($507)

Index

3.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”). Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2014 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2013	$279,855	$408,634	$688,489
Foreign currency translation adjustments	—	(428)	(428)
Adjustment to goodwill	—	27	27
Balances as of April 30, 2014	$279,855	$408,233	$688,088

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2014			As of October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$154,168	($46,114)	$108,054	$156,801	($38,461)	$118,340
Intellectual property	75,102	(14,343)	60,759	75,095	(10,795)	64,300
Licenses	2,900	(1,513)	1,387	2,900	(1,381)	1,519
Non-compete agreements	1,123	(1,123)	—	1,132	(1,132)	—
Patents	690	(380)	310	642	(351)	291
Trade names	566	(504)	62	566	(448)	118
	234,549	(63,977)	170,572	237,136	(52,568)	184,568
Non-Amortizing Assets:
Trade names	56,945	—	56,945	56,990	—	56,990
	$291,494	($63,977)	$227,517	$294,126	($52,568)	$241,558

Amortization expense related to intangible assets for the six months ended April 30, 2014 and 2013 was $14.1 million and $8.9 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2014 and 2013 was $7.0 million and $4.4 million, respectively. The increase in amortization expense for the six and three months ended April 30, 2014 compared to the six and three months ended April 30, 2013 principally relates to the incremental amortization expense of intangible assets recognized in connection with fiscal 2013 acquisitions. Amortization expense related to intangible assets for the remainder of fiscal 2014 is estimated to be $13.9 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $26.1 million in fiscal 2015, $24.2 million in fiscal 2016, $23.1 million in fiscal 2017, $21.0 million in fiscal 2018, $18.6 million in fiscal 2019 and $43.7 million thereafter.

Index

4.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30, 2014	October 31, 2013
Borrowings under revolving credit facility	$433,000	$373,000
Capital leases and notes payable	3,593	4,515
	436,593	377,515
Less: Current maturities of long-term debt	(519)	(697)
	$436,074	$376,818

As of April 30, 2014 and October 31, 2013, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.3%. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2014, the Company was in compliance with all such covenants.

In November 2013, the Company entered into an amendment to extend the maturity date of its revolving credit facility by one year to December 2018 and to increase the aggregate principal amount to $800 million. Furthermore, the amendment includes a feature that will allow the Company to increase the aggregate principal amount by an additional $200 million to become a $1.0 billion facility through increased commitments from existing lenders or the addition of new lenders.

5.     INCOME TAXES

As of April 30, 2014, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $1.0 million of which $.7 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the six months ended April 30, 2014 is as follows (in thousands):

Balance as of October 31, 2013	$1,072
Increases related to current year tax positions	54
Settlements	(22)
Lapse of statutes of limitations	(60)
Balance as of April 30, 2014	$1,044

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the six months ended April 30, 2014. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

Index

The Company’s effective tax rate in the first six months of fiscal 2014 increased to 32.9% from 31.3% in the first six months of fiscal 2013. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 resulting from the retroactive extension of Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," in January 2013 to cover the two-year period from January 1, 2012 to December 31, 2013 and the expiration of Section 41 on December 31, 2013 that limited the tax credit recognized in the first six months of fiscal 2014 to just the first two months of fiscal 2014 qualified research and development activities. Additionally, the increase is partially the result of a larger income tax deduction recognized in the prior year under Section 404(k) of the Internal Revenue Code for the special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock. These increases were partially offset by the impact of a reduction in accrued contingent consideration during the first six months of fiscal 2014 associated with a fiscal 2013 acquisition acquired by means of a nontaxable stock transaction.

The Company’s effective tax rate in the second quarter of fiscal 2014 decreased to 31.8% from 34.1% in the second quarter of fiscal 2013. The decrease is principally attributed to the impact of a reduction in accrued contingent consideration associated with a fiscal 2013 acquisition acquired by means of a nontaxable stock transaction.

Index

6.     FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy, the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	As of April 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$60,370	$—	$60,370
Equity securities	2,281	—	—	2,281
Mutual funds	2,183	—	—	2,183
Money market deposit accounts	913	—	—	913
Other	1,671	15	—	1,686
Total assets	$7,048	$60,385	$—	$67,433

Liabilities:
Contingent consideration	$—	$—	$20,015	$20,015

	As of October 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$52,655	$—	$52,655
Equity securities	1,940	—	—	1,940
Mutual funds	1,529	—	—	1,529
Money market deposit accounts	1,470	—	—	1,470
Other	—	46	—	46
Total assets	$4,939	$52,701	$—	$57,640

Liabilities:
Contingent consideration	$—	$—	$29,310	$29,310

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. The assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds, and money market deposit accounts that are classified within Level 1. The assets of both plans are held within irrevocable trusts and

Index

classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $67.4 million as of April 30, 2014 and $57.6 million as of October 31, 2013, of which the LCP related assets were $62.0 million and $52.7 million as of April 30, 2014 and October 31, 2013, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $66.4 million as of April 30, 2014 and $56.9 million as of October 31, 2013, of which the LCP related liability was $61.0 million and $51.9 million as of April 30, 2014 and October 31, 2013, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may have been obligated to pay contingent consideration of up to $20.0 million had the acquired entity met certain earnings objectives during the last three months of the calendar year of acquisition and may be obligated to pay contingent consideration of up to $30.0 million should the acquired entity meet certain earnings objectives during each of the next two calendar years (2014 and 2015). In December 2013, the acquired entity incurred unanticipated costs associated with certain contracts for which revenue is recognized on the percentage-of-completion method and as a result, did not meet its calendar 2013 related earnings objectives. Accordingly, the $7.0 million contingent consideration accrued as of October 31, 2013 was recorded as a reduction to selling, general and administrative expenses ("SG&A") in the Company's Condensed Consolidated Statement of Operations in the first quarter of fiscal 2014. The estimated fair value of the contingent consideration for the calendar 2014 and 2015 earnings period was $11.4 million as of April 30, 2014 compared to $13.7 million as of October 31, 2013. The $2.3 million decrease is principally attributed to revised earnings estimates that reflect less favorable projected market conditions during the earnout period. The fair value adjustment was recorded as a reduction to SG&A expenses in the second quarter of fiscal 2014.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may be obligated to pay contingent consideration of up to $10.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the next three years following the second anniversary date of the acquisition. As of April 30, 2014 and October 31, 2013, the estimated fair value of the contingent consideration was $8.6 million.

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

Index

The Level 3 inputs used to derive the estimated fair values of the contingent consideration as of April 30, 2014 were as follows:

	Fiscal 2013 Acquisition	Fiscal 2012 Acquisition
Compound annual revenue growth rate range	(4%) - 29%	(5%) - 18%
Weighted average discount rate	2.8%	2.9%

Changes in the Company’s contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2014 are as follows (in thousands):

Liabilities
Balance as of October 31, 2013	$29,310
Decrease in value of contingent consideration	(9,295)
Balance as of April 30, 2014	$20,015

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$—
Other long-term liabilities	20,015
$20,015

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2014.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2014 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

7.     SHAREHOLDERS' EQUITY

In January 2014, the Company paid a special and extraordinary $.35 per share cash dividend on both classes of HEICO's common stock as well as its regular semi-annual $.06 per share cash dividend. The dividends, which aggregated $27.2 million, were principally funded from borrowings under the Company's revolving credit facility.

Consistent with the Company's past practice of increasing its ownership in certain non-wholly-owned subsidiaries, on February 18, 2014, HEICO Corporation acquired the 20% noncontrolling interest held by Lufthansa Technik AG (“LHT”) in four of the Company's existing subsidiaries principally operating in the specialty products and distribution businesses within its HEICO Aerospace subsidiary (the “Transaction”). Pursuant to the Transaction, HEICO Aerospace paid dividends proportional to the ownership (80%/20%) to HEICO and LHT, and

Index

HEICO transferred the businesses to HEICO Flight Support Corp., a wholly-owned subsidiary of HEICO. HEICO did not record any gain or loss in connection with the Transaction. LHT’s dividend of $67.4 million was paid in cash, principally using proceeds from the Company’s revolving credit facility. LHT remains a 20% owner in HEICO Aerospace, a leading producer of PMA parts and component repair and overhaul services.

8.     RESEARCH AND DEVELOPMENT EXPENSES

Cost of sales for the six months ended April 30, 2014 and 2013 includes approximately $18.4 million and $15.0 million, respectively, of new product research and development expenses. Cost of sales for the three months ended April 30, 2014 and 2013 includes approximately $9.3 million and $7.7 million, respectively, of new product research and development expenses.

9.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to HEICO	$55,822	$43,658	$28,367	$23,700

Denominator:
Weighted average common shares outstanding - basic	66,415	66,242	66,437	66,294
Effect of dilutive stock options	988	593	1,018	578
Weighted average common shares outstanding - diluted	67,403	66,835	67,455	66,872

Net income per share attributable to HEICO shareholders:
Basic	$.84	$.66	$.43	$.36
Diluted	$.83	$.65	$.42	$.35

Anti-dilutive stock options excluded	425	841	305	747

Index

10. OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the six and three months ended April 30, 2014 and 2013, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2014:
Net sales	$376,477	$177,233	($4,652)	$549,058
Depreciation and amortization	9,863	13,871	405	24,139
Operating income	69,089	41,040	(10,573)	99,556
Capital expenditures	4,256	2,759	470	7,485

Six months ended April 30, 2013:
Net sales	$294,229	$162,778	($2,809)	$454,198
Depreciation and amortization	5,703	10,316	386	16,405
Operating income	54,541	35,795	(10,709)	79,627
Capital expenditures	5,298	3,825	142	9,265

Three months ended April 30, 2014:
Net sales	$194,892	$89,741	($2,401)	$282,232
Depreciation and amortization	4,943	6,946	200	12,089
Operating income	36,886	18,136	(5,851)	49,171
Capital expenditures	2,231	1,051	213	3,495

Three months ended April 30, 2013:
Net sales	$155,231	$83,937	($1,460)	$237,708
Depreciation and amortization	2,868	5,203	194	8,265
Operating income	30,296	20,249	(5,857)	44,688
Capital expenditures	2,911	1,790	98	4,799

Total assets by operating segment as of April 30, 2014 and October 31, 2013 are as follows (in thousands):

	Segment		Other, Primarily Corporate	Consolidated Totals
	FSG	ETG
Total assets as of April 30, 2014	$688,106	$751,459	$107,877	$1,547,442
Total assets as of October 31, 2013	679,839	759,807	93,369	1,533,015

Index

11. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has arranged for a standby letter of credit for $1.5 million to meet the security requirement of its insurance company for potential workers’ compensation claims, which is supported by the Company’s revolving credit facility.
Product Warranty
Changes in the Company’s product warranty liability for the six months ended April 30, 2014 and 2013, respectively, are as follows (in thousands):

	Six months ended April 30,
	2014	2013
Balances as of beginning of fiscal year	$3,233	$2,571
Accruals for warranties	1,125	(220)
Warranty claims settled	(941)	(622)
Balances as of April 30	$3,417	$1,729
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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2013. There have been no material changes to our critical accounting policies during the six months ended April 30, 2014.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2014 have been affected by the fiscal 2014 acquisition of certain noncontrolling interests as further detailed in Note 7, Shareholders' Equity, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report and by the fiscal 2013 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2013.

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

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2014	2013	2014	2013
Net sales	$549,058	$454,198	$282,232	$237,708
Cost of sales	357,019	287,161	182,310	148,260
Selling, general and administrative expenses	92,483	87,410	50,751	44,760
Total operating costs and expenses	449,502	374,571	233,061	193,020
Operating income	$99,556	$79,627	$49,171	$44,688

Net sales by segment:
Flight Support Group	$376,477	$294,229	$194,892	$155,231
Electronic Technologies Group	177,233	162,778	89,741	83,937
Intersegment sales	(4,652)	(2,809)	(2,401)	(1,460)
	$549,058	$454,198	$282,232	$237,708

Operating income by segment:
Flight Support Group	$69,089	$54,541	$36,886	$30,296
Electronic Technologies Group	41,040	35,795	18,136	20,249
Other, primarily corporate	(10,573)	(10,709)	(5,851)	(5,857)
	$99,556	$79,627	$49,171	$44,688

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.0%	36.8%	35.4%	37.6%
Selling, general and administrative expenses	16.8%	19.2%	18.0%	18.8%
Operating income	18.1%	17.5%	17.4%	18.8%
Interest expense	.5%	.3%	.5%	.3%
Other income	.1%	.1%	.1%	.1%
Income tax expense	5.8%	5.4%	5.4%	6.3%
Net income attributable to noncontrolling interests	1.7%	2.3%	1.6%	2.2%
Net income attributable to HEICO	10.2%	9.6%	10.1%	10.0%

Index

Comparison of First Six Months of Fiscal 2014 to First Six Months of Fiscal 2013

Net Sales

Our net sales in the first six months of fiscal 2014 increased by 21% to a record $549.1 million, as compared to net sales of $454.2 million in the first six months of fiscal 2013. The increase in net sales principally reflects an increase of $82.2 million (a 28% increase) to a record $376.5 million in net sales within the FSG as well as an increase of $14.5 million (a 9% increase) to a record $177.2 million in net sales within the ETG. The net sales increase in the FSG reflects organic growth of approximately 17% as well as additional net sales of $31.3 million from a fiscal 2013 acquisition. The organic growth in the FSG reflects new product offerings and continued improving market conditions resulting in net sales increases of $45.0 million within our aftermarket replacement parts and repair and overhaul services product lines and $6.0 million within our specialty products lines. The net sales increase in the ETG resulted from additional net sales of $12.2 million from a fiscal 2013 acquisition as well as organic growth of approximately 1%. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first six months of fiscal 2014.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 35.0% in the first six months of fiscal 2014 as compared to 36.8% in the first six months of fiscal 2013, principally reflecting a decrease of 3.4% and .7% in the ETG's and FSG's gross profit margin, respectively. The decrease in the ETG's gross profit margin is principally attributed to a less favorable product mix for certain of our space and defense products. The decrease in the FSG's gross profit margin is principally attributed to a less favorable product mix for certain of our aftermarket replacement parts and repair and overhaul services product lines and our specialty products lines. Total new product research and development expenses included within our consolidated cost of sales increased to $18.4 million in the first six months of fiscal 2014 compared to $15.0 million in the first six months of fiscal 2013.

Selling, general and administrative (“SG&A”) expenses were $92.5 million and $87.4 million in the first six months of fiscal 2014 and 2013, respectively. The increase in SG&A expenses principally relates to additional costs incurred of $4.9 million at our existing businesses to support the consolidated organic sales growth. SG&A expenses of approximately $9.4 million were attributed to the fiscal 2013 acquired businesses. During the first six months of fiscal 2014, approximately $9.3 million was recorded as a fair value adjustment to reduce the estimated accrued contingent consideration associated with a fiscal 2013 acquisition. The resulting reduction to SG&A expenses was principally due to unanticipated costs associated with certain contracts and less favorable projected market conditions during the future earnout period.

SG&A expenses as a percentage of net sales decreased from 19.2% in the first six months of fiscal 2013 to 16.8% in the first six months of fiscal 2014 principally reflecting the impact of the reduced contingent consideration as well as the impact of higher sales volumes on the fixed portion of SG&A expenses.

Index

Operating Income

Operating income in the first six months of fiscal 2014 increased by 25% to a record $99.6 million as compared to operating income of $79.6 million in the first six months of fiscal 2013. The increase in operating income reflects a $14.6 million increase (a 27% increase) to a record $69.1 million in operating income of the FSG in the first six months of fiscal 2014, up from $54.5 million in the first six months of fiscal 2013 and a $5.2 million increase (a 15% increase) in operating income of the ETG to a record $41.0 million in the first six months of fiscal 2014, up from $35.8 million in the first six months of fiscal 2013. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth. The increase in operating income of the ETG is principally attributed to the overall impact of the acquired business.

As a percentage of net sales, our consolidated operating income increased to 18.1% in the first six months of fiscal 2014, up from 17.5% in the first six months of fiscal 2013. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG’s operating income as a percentage of net sales from 22.0% in the first six months of fiscal 2013 to 23.2% in the first six months of fiscal 2014. The increase in operating income as a percentage of net sales is principally attributed to the overall impact of the acquired business, partially offset by the aforementioned less favorable product mix.

Interest Expense

Interest expense increased to $2.7 million in the first six months of fiscal 2014 from $1.4 million in the first six months of fiscal 2013. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first six months of fiscal 2014 associated with fiscal 2013 acquisitions.

Other Income

Other income in the first six months of fiscal 2014 and 2013 was not material.

Income Tax Expense

Our effective tax rate in the first six months of fiscal 2014 increased to 32.9% from 31.3% in the first six months of fiscal 2013. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 resulting from the retroactive extension of Section 41 of the Internal Revenue Code, "Credit for Increasing Research Activities," in January 2013 to cover the two-year period from January 1, 2012 to December 31, 2013 and the expiration of Section 41 on December 31, 2013 that limited the tax credit recognized in the first six months of fiscal 2014 to just the first two months of fiscal 2014 qualified research and development activities. Additionally, the increase is partially the result of a larger income tax deduction recognized in the prior year under Section 404(k) of the Internal Revenue Code for the special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings

Index

and Investment Plan holding HEICO common stock. These increases were partially offset by the impact of a reduction in accrued contingent consideration during the first six months of fiscal 2014 associated with a fiscal 2013 acquisition acquired by means of a nontaxable stock transaction.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $9.5 million in the first six months of fiscal 2014 compared to $10.4 million in the first six months of fiscal 2013. The decrease principally reflects purchases of certain noncontrolling interests during fiscal 2013 and the second quarter of fiscal 2014 resulting in lower allocations of net income to noncontrolling interests.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $55.8 million, or $.83 per diluted share, in the first six months of fiscal 2014 from $43.7 million, or $.65 per diluted share, in the first six months of fiscal 2013, principally reflecting the previously mentioned increased operating income.

Comparison of Second Quarter of Fiscal 2014 to Second Quarter of Fiscal 2013

Net Sales

Our net sales in the second quarter of fiscal 2014 increased by 19% to $282.2 million, as compared to net sales of $237.7 million in the second quarter of fiscal 2013. The increase in net sales principally reflects an increase of $39.7 million (a 26% increase) to a record $194.9 million in net sales within the FSG as well as an increase of $5.8 million (a 7% increase) to $89.7 million in net sales within the ETG. The net sales increase in the FSG reflects organic growth of approximately 15% as well as additional net sales of $15.7 million from a fiscal 2013 acquisition. The organic growth in the FSG principally reflects new product offerings and continued improving market conditions resulting in net sales increases of $23.1 million within our aftermarket replacement parts and repair and overhaul services product lines. The net sales increase in the ETG resulted from additional net sales of $4.1 million from a fiscal 2013 acquisition as well as organic growth of approximately 2%. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the second quarter of fiscal 2014.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 35.4% in the second quarter of fiscal 2014 as compared to 37.6% in the second quarter of fiscal 2013, reflecting a decrease of 4.0% and 1.0% in the ETG's and FSG's gross profit margin, respectively. The decrease in the ETG's

Index

gross profit margin is principally attributed to a less favorable product mix for certain of our space and defense products inclusive of the impact of the fiscal 2013 acquisition. The decrease in the FSG's gross profit margin is principally attributed to a less favorable mix for certain products within our specialty products lines. Total new product research and development expenses included within our consolidated cost of sales increased to $9.3 million in the second quarter of fiscal 2014 compared to $7.7 million in the second quarter of fiscal 2013.

SG&A expenses were $50.8 million and $44.8 million in the second quarter of fiscal 2014 and fiscal 2013, respectively. The increase in SG&A expenses reflects an increase of $4.8 million attributable to the fiscal 2013 acquired businesses, which was partially offset by a $2.3 million reduction in the fair value of the contingent consideration related to one of the acquisitions principally due to less favorable projected market conditions during the future earnout period. The remainder of the increase in SG&A expenses pertains to our existing businesses to support the consolidated organic sales growth.

SG&A expenses as a percentage of net sales decreased from 18.8% in the second quarter of fiscal 2013 to 18.0% in the second quarter of fiscal 2014 principally reflecting the impact of the fair value adjustment to the contingent consideration earnout liability.

Operating Income

Operating income in the second quarter of fiscal 2014 increased by 10% to $49.2 million as compared to operating income of $44.7 million in the second quarter of fiscal 2013. The increase in operating income reflects a $6.6 million increase (a 22% increase) to a record $36.9 million in operating income of the FSG in the second quarter of fiscal 2014, up from $30.3 million in the second quarter of fiscal 2013, partially offset by a $2.1 million decrease (a 10% decrease) in operating income of the ETG to $18.1 million in the second quarter of fiscal 2014 as compared to $20.2 million in the second quarter of fiscal 2013. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth. The decrease in operating income of the ETG is mainly attributed to the previously mentioned less favorable product mix, partially offset by the aforementioned reduction in contingent consideration.

    As a percentage of net sales, our consolidated operating income decreased to 17.4% in the second quarter of fiscal 2014, down from 18.8% in the second quarter of fiscal 2013. The decrease in consolidated operating income as a percentage of net sales reflects a decrease in the ETG’s operating income as a percentage of net sales from 24.1% in the second quarter of fiscal 2013 to 20.2% in the second quarter of fiscal 2014 and a decrease in the FSG's operating income as a percentage of net sales from 19.5% in the second quarter of fiscal 2013 to 18.9% in the second quarter of fiscal 2014. The decrease in operating income as a percentage of net sales for the ETG is principally attributed to a less favorable product mix. The decrease in operating income as a percentage of net sales for the FSG principally reflects the impact of additional amortization expense from a fiscal 2013 acquisition.

Index

Interest Expense

Interest expense increased to $1.4 million in the second quarter of fiscal 2014 from $.8 million in the second quarter of fiscal 2013. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the second quarter of fiscal 2014 associated with fiscal 2013 acquisitions and the acquisition of certain noncontrolling interests in the second quarter of fiscal 2014.

Other Income

Other income in the second quarter of fiscal 2014 and 2013 was not material.

Income Tax Expense

Our effective tax rate in the second quarter of fiscal 2014 decreased to 31.8% from 34.1% in the second quarter of fiscal 2013. The decrease is principally attributed to the impact of a reduction in accrued contingent consideration associated with a fiscal 2013 acquisition acquired by means of a nontaxable stock transaction.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $4.4 million in the second quarter of fiscal 2014 compared to $5.3 million in the second quarter of fiscal 2013. The decrease principally reflects the purchase of certain noncontrolling interests during the second quarter of fiscal 2014 resulting in lower allocations of net income to noncontrolling interests.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $28.4 million, or $.42 per diluted share, in the second quarter of fiscal 2014 from $23.7 million, or $.35 per diluted share, in the second quarter of fiscal 2013, principally reflecting the previously mentioned increased operating income and the lower effective tax rate.

Outlook

As we look ahead to the remainder of fiscal 2014, we continue to anticipate organic growth within our product lines that serve the commercial aviation markets. We expect organic growth within the ETG consistent with the prior year, reflecting higher demand for the majority of our products, moderated by lower demand for certain of our defense-related products. During the remainder of fiscal 2014, we plan to remain focused on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on our current economic visibility, we continue to estimate consolidated fiscal 2014 year-

Index

over-year growth in net sales of 12% - 14% but are increasing our consolidated fiscal 2014 year-over-year growth in net income to 12% - 14%, up from our prior growth estimate of 10% - 12%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, distributions to noncontrolling interests, cash dividends, capital expenditures and working capital needs. Capital expenditures in fiscal 2014 are anticipated to approximate $25 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

In November 2013, we entered into an amendment to extend the maturity date of our revolving credit facility by one year to December 2018 and to increase the aggregate principal amount to $800 million. Furthermore, the amendment includes a feature that will allow us to increase the aggregate principal amount by an additional $200 million to become a $1.0 billion facility through increased commitments from existing lenders or the addition of new lenders. In February 2014, we paid a cash dividend of $67.4 million to Lufthansa Technik AG ("LHT") as part of a transaction in which we acquired certain noncontrolling interests held by LHT in four of our existing subsidiaries. Additionally, in January 2014, we paid a special and extraordinary cash dividend of $.35 per share on both classes of our common stock as well as our regular semi-annual $.06 per share cash dividend, which aggregated $27.2 million. The dividends were principally funded from borrowings under our revolving credit facility.

The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2014, we were in compliance with all such covenants. As of April 30, 2014, our net debt to shareholders’ equity ratio was 57.9%, with net debt (total debt less cash and cash equivalents) of $415.2 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $55.0 million in the first six months of fiscal 2014 and consisted primarily of net income from consolidated operations of $65.3 million, depreciation and amortization of $24.1 million (a non-cash item) and share-based compensation expense of $4.2 million (a non-cash item), partially offset by a net increase in operating assets and liabilities of $29.3 million and a decrease in the value of contingent consideration of $9.3 million (a non-cash item). Net cash provided by operating activities increased by $10.5 million in the first six months of fiscal 2014 from $44.5 million in the first six months of fiscal 2013. The increase in net cash provided by operating activities in fiscal 2014 is principally due to an $11.3 million and $7.7 million increase in net income from consolidated operations and depreciation and amortization, respectively, partially offset by an $8.1 million increase in non-cash fair value adjustments associated with contingent consideration recognized on prior period acquisitions.

Index

Investing Activities

Net cash used in investing activities of $8.1 million in the first six months of fiscal 2014 principally reflects capital expenditures.

Financing Activities

Net cash used in financing activities in the first six months of fiscal 2014 totaled $41.1 million and related primarily to distributions to noncontrolling interests of $71.1 million and cash dividends paid on our common stock of $27.2 million, partially offset by net borrowings on our revolving credit facility of $60.0 million.

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

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	May 22, 2014	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.