Form 10-Q
period 2014-07-31
HEICO CORP
filed 2014-08-28
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 26, 2014 is as follows:

Common Stock, $.01 par value	26,837,839	shares
Class A Common Stock, $.01 par value	39,683,381	shares

HEICO CORPORATION

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,944	$15,499
Accounts receivable, net	149,160	157,022
Inventories, net	221,129	218,893
Prepaid expenses and other current assets	9,905	17,022
Deferred income taxes	32,148	33,036
Total current assets	433,286	441,472

Property, plant and equipment, net	95,130	97,737
Goodwill	689,323	688,489
Intangible assets, net	214,179	241,558
Deferred income taxes	1,357	1,791
Other assets	73,848	61,968
Total assets	$1,507,123	$1,533,015

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$466	$697
Trade accounts payable	48,680	54,855
Accrued expenses and other current liabilities	86,067	105,734
Income taxes payable	494	—
Total current liabilities	135,707	161,286

Long-term debt, net of current maturities	385,867	376,818
Deferred income taxes	115,527	128,482
Other long-term liabilities	86,623	83,976
Total liabilities	723,724	750,562

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	38,105	59,218

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,829 and 26,790 shares issued and outstanding	268	268
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,674 and 39,586 shares issued and outstanding	397	396
Capital in excess of par value	266,029	255,889
Deferred compensation obligation	1,138	1,138
HEICO stock held by irrevocable trust	(1,138)	(1,138)
Accumulated other comprehensive (loss) income	(2,571)	144
Retained earnings	408,148	349,649
Total HEICO shareholders’ equity	672,271	606,346
Noncontrolling interests	73,023	116,889
Total shareholders’ equity	745,294	723,235
Total liabilities and equity	$1,507,123	$1,533,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013

Net sales	$840,088	$721,331	$291,030	$267,133

Operating costs and expenses:
Cost of sales	544,722	456,754	187,703	169,593
Selling, general and administrative expenses	145,697	136,544	53,214	49,134

Total operating costs and expenses	690,419	593,298	240,917	218,727

Operating income	149,669	128,033	50,113	48,406

Interest expense	(4,166)	(2,540)	(1,444)	(1,097)
Other income	591	505	83	59

Income before income taxes and noncontrolling interests	146,094	125,998	48,752	47,368

Income tax expense	43,400	37,200	11,400	12,600

Net income from consolidated operations	102,694	88,798	37,352	34,768

Less: Net income attributable to noncontrolling interests	13,506	16,193	3,986	5,821

Net income attributable to HEICO	$89,188	$72,605	$33,366	$28,947

Net income per share attributable to HEICO shareholders:
Basic	$1.34	$1.10	$.50	$.44
Diluted	$1.32	$1.09	$.49	$.43

Weighted average number of common shares outstanding:
Basic	66,442	66,275	66,497	66,342
Diluted	67,427	66,895	67,474	67,015

Cash dividends per share	$.470	$1.816	$.060	$.056
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013

Net income from consolidated operations	$102,694	$88,798	$37,352	$34,768
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,715)	842	(2,064)	598
Total other comprehensive (loss) income	(2,715)	842	(2,064)	598
Comprehensive income from consolidated operations	99,979	89,640	35,288	35,366
Less: Comprehensive income attributable to noncontrolling interests	13,506	16,193	3,986	5,821
Comprehensive income attributable to HEICO	$86,473	$73,447	$31,302	$29,545
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235
Comprehensive income (loss)	4,180	—	—	—	—	—	(2,715)	89,188	9,326	95,799
Cash dividends ($.47 per share)	—	—	—	—	—	—	—	(31,215)	—	(31,215)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	3,849	—	—	—	—	—	3,849
Share-based compensation expense	—	—	1	5,873	—	—	—	—	—	5,874
Proceeds from stock option exercises	—	—	—	594	—	—	—	—	—	594
Tax benefit from stock option exercises	—	—	—	93	—	—	—	—	—	93
Redemptions of common stock related to share-based compensation	—	—	—	(273)	—	—	—	—	—	(273)
Distributions to noncontrolling interests	(4,141)	—	—	—	—	—	—	—	(72,576)	(72,576)
Acquisitions of noncontrolling interests	(1,243)	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interests to noncontrolling interests	(19,383)	—	—	—	—	—	—	—	19,383	19,383
Adjustments to redemption amount of redeemable noncontrolling interests	(526)	—	—	—	—	—	—	526	—	526
Other	—	—	—	4	—	—	—	—	1	5
Balances as of July 31, 2014	$38,105	$268	$397	$266,029	$1,138	($1,138)	($2,571)	$408,148	$73,023	$745,294

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759
Comprehensive income	6,127	—	—	—	—	—	842	72,605	10,066	83,513
Cash dividends ($1.816 per share)	—	—	—	—	—	—	—	(120,361)	—	(120,361)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,625	—	—	—	—	—	2,625
Share-based compensation expense	—	—	—	3,455	—	—	—	—	—	3,455
Proceeds from stock option exercises	—	1	1	344	—	—	—	—	—	346
Tax benefit from stock option exercises	—	—	—	5,180	—	—	—	—	—	5,180
Redemptions of common stock related to share-based compensation	—	—	—	(2,364)	—	—	—	—	—	(2,364)
Distributions to noncontrolling interests	(5,968)	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(16,610)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	1,327	—	—	—	—	—	—	(1,327)	—	(1,327)
Deferred compensation obligation	—	—	—	—	105	(105)	—	—	—	—
Other	402	—	1	—	—	—	3	(2)	24	26
Balances as of July 31, 2013	$52,444	$214	$317	$253,872	$928	($928)	($2,727)	$326,000	$113,176	$690,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2014	2013
Operating Activities:
Net income from consolidated operations	$102,694	$88,798
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	36,270	25,900
Impairment of intangible assets	9,200	—
Share-based compensation expense	5,874	3,455
Issuance of common stock to HEICO Savings and Investment Plan	3,849	2,625
Tax benefit from stock option exercises	93	5,180
Excess tax benefit from stock option exercises	(93)	(5,115)
Deferred income tax benefit	(11,549)	(2,393)
Decrease in accrued contingent consideration	(19,516)	(1,195)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	7,909	(8,375)
Increase in inventories	(2,289)	(15,623)
Decrease (increase) in prepaid expenses and other current assets	7,048	(2,472)
(Decrease) increase in trade accounts payable	(6,129)	1,044
(Decrease) increase in accrued expenses and other current liabilities	(12,456)	2,671
Increase (decrease) in income taxes payable	420	(2,753)
Other long-term assets and liabilities, net	5,908	545
Net cash provided by operating activities	127,233	92,292

Investing Activities:
Capital expenditures	(12,261)	(13,496)
Acquisitions, net of cash acquired	(8,737)	(134,414)
Other	(30)	4
Net cash used in investing activities	(21,028)	(147,906)

Financing Activities:
Borrowings on revolving credit facility	112,000	287,000
Payments on revolving credit facility	(102,000)	(99,000)
Distributions to noncontrolling interests	(76,717)	(5,968)
Cash dividends paid	(31,215)	(120,361)
Acquisitions of noncontrolling interests	(1,243)	(16,610)
Revolving credit facility issuance costs	(767)	(570)
Redemptions of common stock related to share-based compensation	(273)	(2,364)
Payment of contingent consideration	—	(601)
Excess tax benefit from stock option exercises	93	5,115
Proceeds from stock option exercises	594	346
Other	(1,082)	(96)
Net cash (used in) provided by financing activities	(100,610)	46,891

Effect of exchange rate changes on cash	(150)	43

Net increase (decrease) in cash and cash equivalents	5,445	(8,680)
Cash and cash equivalents at beginning of year	15,499	21,451
Cash and cash equivalents at end of period	$20,944	$12,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013. The October 31, 2013 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is not permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating which transition method it will elect and the effect the adoption of this guidance will have on its consolidated results of operations, financial position or cash flows.

2.    ACQUISITION

In June 2014, the Company, through a subsidiary of its HEICO Flight Support Corp. subsidiary, acquired certain assets and liabilities of Quest Aviation Supply, Inc. (“Quest Aviation”). Quest Aviation is a niche supplier of parts to repair thrust reversers on various aircraft engines. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company's revolving credit facility.
The total consideration and related allocation to the tangible and identifiable intangible assets acquired and liabilities assumed for the acquisition of Quest Aviation is not material or significant to the Company’s condensed consolidated financial statements. The operating results of Quest Aviation were included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of Quest Aviation included in the Condensed Consolidated Statement of Operations is not material. Had the Quest Aviation acquisition been consummated as of November 1, 2012, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2014 and 2013 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2014	October 31, 2013
Accounts receivable	$151,504	$160,118
Less: Allowance for doubtful accounts	(2,344)	(3,096)
Accounts receivable, net	$149,160	$157,022

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	July 31, 2014	October 31, 2013
Costs incurred on uncompleted contracts	$28,198	$22,548
Estimated earnings	14,605	25,391
	42,803	47,939
Less: Billings to date	(37,305)	(40,676)
	$5,498	$7,263
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$7,469	$9,540
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(1,971)	(2,277)
	$5,498	$7,263

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the nine and three months ended July 31, 2014 and 2013.
Inventories

(in thousands)	July 31, 2014	October 31, 2013
Finished products	$108,072	$103,234
Work in process	29,057	26,810
Materials, parts, assemblies and supplies	80,135	79,863
Contracts in process	3,865	9,941
Less: Billings to date	—	(955)
Inventories, net of valuation reserves	$221,129	$218,893

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other current liabilities.

Property, Plant and Equipment

(in thousands)	July 31, 2014	October 31, 2013
Land	$4,510	$4,515
Buildings and improvements	60,547	60,105
Machinery, equipment and tooling	140,659	131,855
Construction in progress	5,843	4,932
	211,559	201,407
Less: Accumulated depreciation and amortization	(116,429)	(103,670)
Property, plant and equipment, net	$95,130	$97,737

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $8.8 million and $14.8 million as of July 31, 2014 and October 31, 2013, respectively. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2014 and 2013 was $5.3 million and $6.0 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2014 and 2013 was $1.9 million and $2.5 million, respectively. The decrease in the amount of accrued customer rebates and credits since October 31, 2013 principally reflects the payments made in the second quarter of fiscal 2014.

Employee Retirement Plan

In connection with an acquisition during the third quarter of fiscal 2013, the Company assumed a frozen qualified defined benefit pension plan. The components of net pension income for the nine and three months ended July 31, 2014 and 2013 that were recorded within the Company's Condensed Consolidated Statements of Operations are as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Expected return on plan assets	$555	$128	$185	$128
Interest cost	459	95	153	95
Net pension income	$96	$33	$32	$33

Research and Development Expenses

The amount of new product research and development expenses (R&D expenses) included in costs of sales for the nine and three months ended July 31, 2014 and 2013 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
R&D expenses	$28,278	$23,547	$9,862	$8,550

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

	July 31, 2014	October 31, 2013
Redeemable at fair value	$27,969	$47,839
Redeemable based on a multiple of future earnings	10,136	11,379
Redeemable noncontrolling interests	$38,105	$59,218

The decrease in the aggregate redemption amount of put rights redeemable at fair value since the prior fiscal year end principally reflects a reclassification of the redemption amount pertaining to the equity interest in one of the Company's subsidiaries from redeemable noncontrolling interests (temporary equity) to noncontrolling interests (permanent equity) upon the expiration of the holder's put right in the second quarter of fiscal 2014.

Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the nine months ended July 31, 2014 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Income (Loss)
Balances at October 31, 2013	($466)	$610	$144
Unrealized loss	(2,715)	—	(2,715)
Balances at July 31, 2014	($3,181)	$610	($2,571)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has two operating segments: the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”). Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2014 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2013	$279,855	$408,634	$688,489
Goodwill acquired	2,552	—	2,552
Foreign currency translation adjustments	—	(1,745)	(1,745)
Adjustment to goodwill	—	27	27
Balances as of July 31, 2014	$282,407	$406,916	$689,323

The goodwill acquired pertains to the current year acquisition described in Note 2, Acquisition, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The Company estimates that all of the goodwill acquired in fiscal 2014 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2014			As of October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$148,786	($51,109)	$97,677	$156,801	($38,461)	$118,340
Intellectual property	75,599	(16,036)	59,563	75,095	(10,795)	64,300
Licenses	2,900	(1,579)	1,321	2,900	(1,381)	1,519
Non-compete agreements	1,125	(1,125)	—	1,132	(1,132)	—
Patents	710	(394)	316	642	(351)	291
Trade names	716	(535)	181	566	(448)	118
	229,836	(70,778)	159,058	237,136	(52,568)	184,568
Non-Amortizing Assets:
Trade names	55,121	—	55,121	56,990	—	56,990
	$284,957	($70,778)	$214,179	$294,126	($52,568)	$241,558

The decrease in the gross carrying amount of customer relationships and non-amortizing trade names reflects impairment losses of $7.5 million and $1.7 million, respectively, recognized during the third quarter of fiscal 2014. The impairment losses were due to reductions in the future cash flows associated with such intangible assets within the ETG and were recorded as a component of selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

Amortization expense related to intangible assets for the nine months ended July 31, 2014 and 2013 was $21.1 million and $14.3 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2014 and 2013 was $7.0 million and $5.4 million, respectively. The increase in amortization expense for the nine and three months ended July 31, 2014 compared to the nine and three months ended July 31, 2013 principally relates to the incremental amortization expense of intangible assets recognized in connection with fiscal 2013 acquisitions. Amortization expense related to intangible assets for the remainder of fiscal 2014 is estimated to be $6.6 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $24.8 million in fiscal 2015, $23.0 million in fiscal 2016, $22.1 million in fiscal 2017, $20.2 million in fiscal 2018, $18.1 million in fiscal 2019 and $44.3 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	July 31, 2014	October 31, 2013
Borrowings under revolving credit facility	$383,000	$373,000
Capital leases and notes payable	3,333	4,515
	386,333	377,515
Less: Current maturities of long-term debt	(466)	(697)
	$385,867	$376,818

As of July 31, 2014 and October 31, 2013, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.4% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2014, the Company was in compliance with all such covenants.

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

6.     INCOME TAXES

As of July 31, 2014, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $1.0 million of which $.7 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the nine months ended July 31, 2014 is as follows (in thousands):

Balance as of October 31, 2013	$1,072
Increases related to current year tax positions	81
Settlements	(22)
Lapse of statutes of limitations	(94)
Balance as of July 31, 2014	$1,037

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the nine months ended July 31, 2014. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company's effective tax rate in the first nine months of fiscal 2014 increased to 29.7% from 29.5% in the first nine months of fiscal 2013. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 resulting from the retroactive extension of the U.S research and development tax credit and its subsequent expiration on December 31, 2013 that limited the tax credit recognized in fiscal 2014 to just two months. Additionally, the increase reflects a larger income tax deduction recognized in the prior year for the special and extraordinary cash dividend paid to participants of the HEICO Savings and Investment Plan ("SIP") holding HEICO common stock and the benefit in the prior year from higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP"). These increases to the effective tax rate were partially offset by the impact of a nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a fiscal 2013 acquisition acquired by means of a stock transaction.

The Company's effective tax rate in the third quarter of fiscal 2014 decreased to 23.4% from 26.6% in the third quarter of fiscal 2013. The decrease is principally attributed to the previously mentioned reduction in accrued contingent consideration partially offset by the previously mentioned lower research and development tax credits recognized in fiscal 2014 due to expiration of the U.S. research and development tax credit, larger prior year income tax deduction for the cash dividends paid to participants of the HEICO SIP and higher tax-exempt unrealized gains in the prior year related to the LCP.

7.     FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$61,046	$—	$61,046
Money market funds	2,774	—	—	2,774
Equity securities	2,260	—	—	2,260
Mutual funds	1,882	—	—	1,882
Other	1,261	50	—	1,311
Total assets	$8,177	$61,096	$—	$69,273

Liabilities:
Contingent consideration	$—	$—	$9,794	$9,794

	As of October 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$52,655	$—	$52,655
Equity securities	1,940	—	—	1,940
Mutual funds	1,529	—	—	1,529
Money market deposit accounts	1,470	—	—	1,470
Other	—	46	—	46
Total assets	$4,939	$52,701	$—	$57,640

Liabilities:
Contingent consideration	$—	$—	$29,310	$29,310

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities, mutual funds, and money market deposit accounts that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $69.3 million as of July 31, 2014 and $57.6 million as of October 31, 2013, of which the LCP related assets were $63.8 million and $52.7 million as of July 31, 2014 and October 31, 2013, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $68.5 million as of July 31, 2014 and $56.9 million as of October 31, 2013, of which the LCP related liability was $63.0 million and $51.9 million as of July 31, 2014 and October 31, 2013, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may have been obligated to pay contingent consideration of up to $20.0 million had the acquired entity met certain earnings objectives during the last three months of the calendar year of acquisition and may be obligated to pay contingent consideration of up to $30.0 million should the acquired entity meet certain earnings objectives during each of the next two calendar years (2014 and 2015). In December 2013, the acquired entity incurred unanticipated costs associated with certain contracts for which revenue is recognized on the percentage-of-completion method and as a result, did not meet its calendar 2013 related earnings objectives. Accordingly, the $7.0 million contingent consideration accrued as of October 31, 2013 was recorded as a reduction to selling, general and administrative expenses ("SG&A") in the Company's Condensed Consolidated Statement of Operations in the first quarter of fiscal 2014. The estimated fair value of the contingent consideration for the calendar 2014 and 2015 earnings period was $1.2 million as of July 31, 2014 compared to $13.7 million as of October 31, 2013. The aggregate $12.5 million decrease is principally attributed to revised earnings estimates that reflect less favorable projected market conditions resulting in fair value adjustments of $2.3 million and $10.2 million recorded as reductions to SG&A expenses in the second and third quarters of fiscal 2014, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may be obligated to pay contingent consideration of up to $10.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the next three years following the second anniversary date of the acquisition. As of July 31, 2014 and October 31, 2013, the estimated fair value of the contingent consideration was $8.6 million.

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

The Level 3 inputs used to derive the estimated fair values of the contingent consideration as of July 31, 2014 are as follows:

	Fiscal 2013 Acquisition	Fiscal 2012 Acquisition
Compound annual revenue growth rate range	(2%) - 24%	(5%) - 18%
Weighted average discount rate	2.9%	3.0%

Changes in the Company’s contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2014 are as follows (in thousands):

Liabilities
Balance as of October 31, 2013	$29,310
Decrease in accrued contingent consideration	(19,516)
Balance as of July 31, 2014	$9,794

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$2,090
Other long-term liabilities	7,704
$9,794

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2014.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2014 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

During the third quarter of fiscal 2014, certain customer relationships and a non-amortizing trade name within the ETG were measured at fair value on a nonrecurring basis, resulting in the recognition of impairment losses aggregating $9.2 million (see Note 4, Goodwill and Other Intangible Assets). The fair values of the Company’s nonfinancial assets and liabilities that were measured at fair value on a nonrecurring basis, which are classified within Level 3, and the related impairment losses recognized in the third quarter of fiscal 2014 are as follows (in thousands):

	Carrying Amount	Impairment Loss	Fair Value (Level 3)
Assets:
Customer relationships	$15,316	($7,500)	$7,816
Non-amortizing trade name	9,500	(1,700)	7,800
Impairment of intangible assets		($9,200)

The fair values of such customer relationships and non-amortizing trade name were determined using variations of the income approach which apply an asset-specific discount rate to a forecast of asset-specific cash flows. These methods utilize certain significant unobservable inputs categorized as Level 3. The Level 3 inputs used to derive the estimated fair values of the customer relationships and non-amortizing trade name as of July 31, 2014 are as follows:

	Customer Relationships	Non-Amortizing Trade Name
Valuation method	Excess Earnings	Relief from Royalty
Discount rate	15.0%	14.0%
Customer annual attrition rate	25.0%	N/A
Royalty rate	N/A	2.5%

8.     SHAREHOLDERS' EQUITY

In January 2014, the Company paid a special and extraordinary $.35 per share cash dividend on both classes of HEICO's common stock as well as its regular semi-annual $.06 per share cash dividend. The dividends, which aggregated $27.2 million, were principally funded from borrowings under the Company's revolving credit facility.

Consistent with the Company's past practice of increasing its ownership in certain non-wholly-owned subsidiaries, on February 18, 2014, HEICO Corporation acquired the 20% noncontrolling interest held by Lufthansa Technik AG (“LHT”) in four of the Company's existing subsidiaries principally operating in the specialty products and distribution businesses within its HEICO Aerospace Holdings Corp. ("HEICO Aerospace") subsidiary (the “Transaction”). Pursuant to the Transaction, HEICO Aerospace paid dividends proportional to the ownership (80%/20%) to HEICO and LHT, and HEICO transferred the businesses to HEICO Flight Support Corp., a wholly-owned subsidiary of HEICO. HEICO did not record any gain or loss in connection with the Transaction. LHT’s dividend of $67.4 million was paid in cash, principally using proceeds from the Company’s revolving credit facility. LHT remains a 20% owner in HEICO Aerospace, a leading producer of PMA parts and component repair and overhaul services.

9. NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Numerator:
Net income attributable to HEICO	$89,188	$72,605	$33,366	$28,947

Denominator:
Weighted average common shares outstanding - basic	66,442	66,275	66,497	66,342
Effect of dilutive stock options	985	620	977	673
Weighted average common shares outstanding - diluted	67,427	66,895	67,474	67,015

Net income per share attributable to HEICO shareholders:
Basic	$1.34	$1.10	$.50	$.44
Diluted	$1.32	$1.09	$.49	$.43

Anti-dilutive stock options excluded	430	826	442	799

10. OPERATING SEGMENTS

Information on the Company’s two operating segments, the Flight Support Group ("FSG"), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group ("ETG"), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, for the nine and three months ended July 31, 2014 and 2013, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2014:
Net sales	$568,038	$279,298	($7,248)	$840,088
Depreciation and amortization	14,883	20,782	605	36,270
Operating income	103,323	62,495	(16,149)	149,669
Capital expenditures	7,339	4,364	558	12,261

Nine months ended July 31, 2013:
Net sales	$475,560	$250,179	($4,408)	$721,331
Depreciation and amortization	9,772	15,542	586	25,900
Operating income	87,190	57,311	(16,468)	128,033
Capital expenditures	7,733	5,498	265	13,496

Three months ended July 31, 2014:
Net sales	$191,561	$102,065	($2,596)	$291,030
Depreciation and amortization	5,020	6,911	200	12,131
Operating income	34,234	21,455	(5,576)	50,113
Capital expenditures	3,083	1,605	88	4,776

Three months ended July 31, 2013:
Net sales	$181,331	$87,401	($1,599)	$267,133
Depreciation and amortization	4,069	5,226	200	9,495
Operating income	32,649	21,516	(5,759)	48,406
Capital expenditures	2,435	1,673	123	4,231

Total assets by operating segment as of July 31, 2014 and October 31, 2013 are as follows (in thousands):

	Segment		Other, Primarily Corporate	Consolidated Totals
	FSG	ETG
Total assets as of July 31, 2014	$678,546	$721,775	$106,802	$1,507,123
Total assets as of October 31, 2013	679,839	759,807	93,369	1,533,015

11. COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 31, 2014, the Company has arranged for standby letters of credit aggregating $2.8 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the Company's insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the nine months ended July 31, 2014 and 2013, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2014	2013
Balances as of beginning of fiscal year	$3,233	$2,571
Accruals for warranties	2,075	795
Acquired warranty liabilities	—	526
Warranty claims settled	(1,429)	(866)
Balances as of July 31	$3,879	$3,026
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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2013. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2014.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2014 have been affected by the fiscal 2014 acquisition of certain noncontrolling interests as further detailed in Note 8, Shareholders' Equity, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report and by the fiscal 2013 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2013.

All fiscal 2013 per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in October 2013.

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2014	2013	2014	2013
Net sales	$840,088	$721,331	$291,030	$267,133
Cost of sales	544,722	456,754	187,703	169,593
Selling, general and administrative expenses	145,697	136,544	53,214	49,134
Total operating costs and expenses	690,419	593,298	240,917	218,727
Operating income	$149,669	$128,033	$50,113	$48,406

Net sales by segment:
Flight Support Group	$568,038	$475,560	$191,561	$181,331
Electronic Technologies Group	279,298	250,179	102,065	87,401
Intersegment sales	(7,248)	(4,408)	(2,596)	(1,599)
	$840,088	$721,331	$291,030	$267,133

Operating income by segment:
Flight Support Group	$103,323	$87,190	$34,234	$32,649
Electronic Technologies Group	62,495	57,311	21,455	21,516
Other, primarily corporate	(16,149)	(16,468)	(5,576)	(5,759)
	$149,669	$128,033	$50,113	$48,406

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.2%	36.7%	35.5%	36.5%
Selling, general and administrative expenses	17.3%	18.9%	18.3%	18.4%
Operating income	17.8%	17.7%	17.2%	18.1%
Interest expense	.5%	.4%	.5%	.4%
Other income	.1%	.1%	—%	—%
Income tax expense	5.2%	5.2%	3.9%	4.7%
Net income attributable to noncontrolling interests	1.6%	2.2%	1.4%	2.2%
Net income attributable to HEICO	10.6%	10.1%	11.5%	10.8%

Comparison of First Nine Months of Fiscal 2014 to First Nine Months of Fiscal 2013

Net Sales

Our net sales in the first nine months of fiscal 2014 increased by 16% to a record $840.1 million, as compared to net sales of $721.3 million in the first nine months of fiscal 2013. The increase in net sales principally reflects an increase of $92.5 million (a 19% increase) to a record $568.0 million in net sales within the FSG as well as an increase of $29.1 million (a 12% increase) to a record $279.3 million in net sales within the ETG. The net sales increase in the FSG reflects organic growth of approximately 12% as well as additional net sales of $37.7 million from a fiscal 2013 acquisition. The organic growth in the FSG reflects new product offerings and favorable market conditions resulting in net sales increases of $48.3 million within our aftermarket replacement parts and repair and overhaul services product lines and $6.4 million within our specialty products lines. The net sales increase in the ETG resulted from additional net sales of $19.0 million from a fiscal 2013 acquisition as well as organic growth of approximately 4%. The organic growth in the ETG principally reflects an increase in demand for certain defense, industrial and electronics, and aerospace products resulting in a $4.1 million, $2.6 million and $1.9 million increase in net sales, respectively. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first nine months of fiscal 2014.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 35.2% in the first nine months of fiscal 2014 as compared to 36.7% in the first nine months of fiscal 2013, principally reflecting a decrease of 4.2% in the ETG's gross profit margin. The decrease in the ETG's gross profit margin is principally attributed to a less favorable product mix for certain of our space and defense products. Total new product research and development expenses included within our consolidated cost of sales increased to $28.3 million in the first nine months of fiscal 2014 compared to $23.5 million in the first nine months of fiscal 2013.

Selling, general and administrative (“SG&A”) expenses were $145.7 million and $136.5 million in the first nine months of fiscal 2014 and 2013, respectively.  The increase in SG&A expenses is principally attributable to additional costs to support the higher net sales volumes.  During the first nine months of fiscal 2014, SG&A expenses were reduced by $10.3 million from the net impact of a $19.5 million decrease in the estimated fair value of accrued contingent consideration associated with a fiscal 2013 acquisition that was partially offset by $9.2 million of impairment losses related to the write-down of certain intangible assets associated with the acquired business to their estimated fair values.  The impairment losses and adjustments to the contingent consideration obligation were principally due to less favorable projected market conditions.

SG&A expenses as a percentage of net sales decreased from 18.9% in the first nine months of fiscal 2013 to 17.3% in the first nine months of fiscal 2014 principally reflecting the previously mentioned net impact of fair value adjustments to contingent consideration and impairment losses related to the write-down of certain intangible assets to their estimated fair values.

Operating Income

Operating income in the first nine months of fiscal 2014 increased by 17% to a record $149.7 million as compared to operating income of $128.0 million in the first nine months of fiscal 2013. The increase in operating income reflects a $16.1 million increase (a 19% increase) to a record $103.3 million in operating income of the FSG in the first nine months of fiscal 2014, up from $87.2 million in the first nine months of fiscal 2013 and a $5.2 million increase (a 9% increase) in operating income of the ETG to a record $62.5 million in the first nine months of fiscal 2014, up from $57.3 million in the first nine months of fiscal 2013. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth. The increase in operating income of the ETG principally reflects the net impact of the previously mentioned reduction in contingent consideration and increased net sales partially offset by the less favorable product mix and impairment loss.

Our consolidated operating income as a percentage of net sales increased to 17.8% in the first nine months of fiscal 2014 from 17.7% in the first nine months of fiscal 2013.

Interest Expense

Interest expense increased to $4.2 million in the first nine months of fiscal 2014 from $2.5 million in the first nine months of fiscal 2013. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first nine months of fiscal 2014 associated with fiscal 2013 acquisitions.

Other Income

Other income in the first nine months of fiscal 2014 and 2013 was not material.

Income Tax Expense

Our effective tax rate in the first nine months of fiscal 2014 increased to 29.7% from 29.5% in the first nine months of fiscal 2013. The increase is principally due to an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 that was recognized in the first quarter of fiscal 2013 resulting from the retroactive extension of the U.S. research and development tax credit and its subsequent expiration on December 31, 2013 that limited the tax credit recognized in fiscal 2014 to just two months. Additionally, the increase reflects a larger income tax deduction recognized in the prior year for the special and extraordinary cash dividend paid to participants of the HEICO Savings and Investment Plan ("SIP") holding HEICO common stock and the benefit in the prior year from higher tax-exempt unrealized gains in the cash surrender value of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP"). These increases to the effective tax rate were partially offset by the impact of a nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a fiscal 2013 acquisition acquired by means of a stock transaction.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $13.5 million in the first nine months of fiscal 2014 compared to $16.2 million in the first nine months of fiscal 2013. The decrease principally reflects purchases of certain noncontrolling interests during fiscal 2014 resulting in lower allocations of net income to noncontrolling interests.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $89.2 million, or $1.32 per diluted share, in the first nine months of fiscal 2014 from $72.6 million, or $1.09 per diluted share, in the first nine months of fiscal 2013, principally reflecting the previously mentioned increased operating income.

Comparison of Third Quarter of Fiscal 2014 to Third Quarter of Fiscal 2013

Net Sales

Our net sales in the third quarter of fiscal 2014 increased by 9% to a record $291.0 million, as compared to net sales of $267.1 million in the third quarter of fiscal 2013. The increase in net sales principally reflects an increase of $14.7 million (a 17% increase) to a record $102.1 million in net sales within the ETG as well as an increase of $10.2 million (a 6% increase) to $191.6 million in net sales within the FSG. The net sales increase in the ETG resulted from organic growth of approximately 9% as well as additional net sales of $6.8 million from a fiscal 2013 acquisition. The organic growth in the ETG principally reflects an increase in demand for certain defense, space, and industrial and electronics products resulting in a $4.7 million, $1.4 million and $1.1 million increase in net sales, respectively. The net sales increase in the FSG resulted from additional net sales of $6.5 million from a fiscal 2013 acquisition as well as organic growth of approximately 2%. The organic growth in the FSG principally reflects new product offerings and favorable market conditions resulting in a net sales increase of $3.3 million within our aftermarket replacement parts and repair and overhaul services product lines partially offset by a reduction in net sales from defense and other industrial product offerings within our specialty products lines. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the third quarter of fiscal 2014.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 35.5% in the third quarter of fiscal 2014 as compared to 36.5% in the third quarter of fiscal 2013, principally reflecting a decrease of 5.8% in the ETG's gross profit margin partially offset by a .9% increase in the FSG's gross profit margin. The decrease in the ETG's gross profit margin is principally attributed to a less favorable product mix for certain of our space and defense products. The increase in the FSG's gross profit margin mainly reflects the previously mentioned net sales growth within our aftermarket replacement parts and repair and overhaul services product lines partially offset by a less favorable product mix within our specialty product lines. Total new product research and development expenses included within our consolidated cost of sales increased to $9.9 million in the third quarter of fiscal 2014 compared to $8.5 million in the third quarter of fiscal 2013.

SG&A expenses were $53.2 million and $49.1 million in the third quarter of fiscal 2014 and 2013, respectively. The increase in SG&A expenses is principally attributed to additional costs to support the higher net sales volumes. During the third quarter of fiscal 2014, SG&A expenses were reduced by $1.0 million from the net impact of a $10.2 million decrease in the estimated fair value of accrued contingent consideration associated with a fiscal 2013 acquisition that was partially offset by $9.2 million of impairment losses related to the write-down of certain intangible assets associated with the acquired business to their estimated fair values.  The impairment losses and adjustments to the contingent consideration obligation were principally due to less favorable projected market conditions.

SG&A expenses as a percentage of net sales decreased from 18.4% in the third quarter of fiscal 2013 to 18.3% in the third quarter of fiscal 2014.

Operating Income

Operating income in the third quarter of fiscal 2014 increased by 4% to $50.1 million as compared to operating income of $48.4 million in the third quarter of fiscal 2013. The increase in operating income principally reflects a $1.6 million increase (a 5% increase) to $34.2 million in operating income of the FSG in the third quarter of fiscal 2014, up from $32.6 million in the third quarter of fiscal 2013. The increase in operating income of the FSG reflects the previously mentioned net sales growth.

    As a percentage of net sales, our consolidated operating income decreased to 17.2% in the third quarter of fiscal 2014 from 18.1% in the third quarter of fiscal 2013. The decrease in consolidated operating income as a percentage of net sales principally reflects a reduction in the ETG’s operating income as a percentage of net sales from 24.6% in the third quarter of fiscal 2013 to 21.0% in the third quarter of fiscal 2014. The decrease in operating income as a percentage of net sales for the ETG is attributed to the previously mentioned less favorable product mix including the impact of the acquired business.

Interest Expense

Interest expense increased to $1.4 million in the third quarter of fiscal 2014 from $1.1 million in the third quarter of fiscal 2013. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in the third quarter of fiscal 2014 associated with fiscal 2013 acquisitions and the acquisition of certain noncontrolling interests during the second quarter of fiscal 2014.

Other Income

Other income in the third quarter of fiscal 2014 and 2013 was not material.

Income Tax Expense

Our effective tax rate in the third quarter of fiscal 2014 decreased to 23.4% from 26.6% in the third quarter of fiscal 2013. The decrease is principally attributed to the impact of a nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a fiscal 2013 acquisition acquired by means of a stock transaction. The decrease in the effective tax rate was partially offset by lower research and development tax credits recognized in fiscal 2014 due to the previously mentioned expiration of the U.S. research and development tax credit, the larger income tax deduction recognized in the prior year for the special and extraordinary cash dividend paid to participants of the HEICO SIP holding HEICO common stock, and the benefit in the prior year from higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO LCP.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $4.0 million in the third quarter of fiscal 2014 compared to $5.8 million in the third quarter of fiscal 2013. The decrease principally reflects the purchase of certain noncontrolling interests during the second quarter of fiscal 2014 resulting in lower allocations of net income to noncontrolling interests.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $33.4 million, or $.49 per diluted share, in the third quarter of fiscal 2014 from $28.9 million, or $.43 per diluted share, in the third quarter of fiscal 2013, principally reflecting the previously mentioned increased operating income, lower allocation of net income to noncontrolling interests and the lower effective tax rate.

Outlook

As we look ahead to the remainder of fiscal 2014, we continue to anticipate growth within the FSG's aftermarket replacement parts and repair and overhaul services product lines partially offset by declines in demand for certain products within our specialty products lines. Furthermore, we anticipate softer demand in the fourth quarter of fiscal 2014 pertaining to the ETG's defense products partially offset by a net increase in demand within the other markets served by the ETG. During the remainder of fiscal 2014, we plan to remain focused on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on our current economic visibility, we continue to estimate consolidated fiscal 2014 year-over-year growth in net sales of 12% - 14%, but are increasing our estimated consolidated fiscal 2014 year-over-year growth in net income to 14% - 16%, up from our prior growth estimates of 12% - 14%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, distributions to noncontrolling interests, cash dividends, capital expenditures and working capital needs. Capital expenditures in fiscal 2014 are anticipated to approximate $20 million, down from our previous estimate of $25 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

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

The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2014, we were in compliance with all such covenants. As of July 31, 2014, our net debt to shareholders’ equity ratio was 49.0%, with net debt (total debt less cash and cash equivalents) of $365.4 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $127.2 million in the first nine months of fiscal 2014 and consisted primarily of net income from consolidated operations of $102.7 million, depreciation and amortization of $36.3 million (a non-cash item) and impairment of intangible assets totaling $9.2 million (a non-cash item), partially offset by $19.5 million of non-cash fair value adjustments to contingent consideration obligations associated with prior year acquisitions. Net cash provided by operating activities increased by $34.9 million in the first nine months of fiscal 2014 from $92.3 million in the first nine months of fiscal 2013. The increase in net cash provided by operating activities in fiscal 2014 is principally due to a $20.0 million decrease in working capital and increases of $13.9 million, $10.4 million and $9.2 million in net income from consolidated operations, depreciation and amortization, and impairment of intangible assets, respectively, partially offset by an $18.3 million increase in non-cash fair value adjustments associated with contingent consideration obligations on prior year acquisitions.

Investing Activities

Net cash used in investing activities totaled $21.0 million in the first nine months of fiscal 2014 and related primarily to capital expenditures of $12.3 million and acquisitions of $8.7 million. Further details regarding acquisitions may be found in Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first nine months of fiscal 2014 totaled $100.6 million and related primarily to distributions to noncontrolling interests of $76.7 million and cash dividends paid on our common stock of $31.2 million, partially offset by net borrowings on our revolving credit facility of $10.0 million.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2013.

Off-Balance Sheet Arrangements

Guarantees

As of July 31, 2014, we have arranged for standby letters of credit aggregating $2.8 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of our insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is not permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating which transition method we will elect and the effect the adoption of this guidance will have on our consolidated results of operations, financial position or cash flows.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	August 28, 2014	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.