Form 10-K
period 2014-10-31
HEICO CORP
filed 2014-12-18
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014 or

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
None

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,843,094,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2014 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 16, 2014:

Common Stock, $.01 par value	26,847,008 shares
Class A Common Stock, $.01 par value	39,702,323 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our business is comprised of two operating segments:

The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 67%, 66% and 63% of our net sales in fiscal 2014, 2013 and 2012, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products, complex composite assemblies and other component parts primarily for aerospace, defense, industrial and commercial applications.

The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 33%, 34% and 37% of our net sales in fiscal 2014, 2013 and 2012, respectively.  Through our Electronic Technologies Group, which derived approximately 55%, 52% and 51% of its sales in fiscal 2014, 2013 and 2012, respectively, from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers, traveling wave

Index

tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters and receivers, wireless cabin control systems, solid state power distribution and management systems, fuel level sensing systems and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

HEICO has continuously operated in the aerospace industry for more than 50 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $1,132.3 million in fiscal 2014, a compound annual growth rate of approximately 17%.  During the same period, we improved our net income from $2.0 million to $121.3 million, representing a compound annual growth rate of approximately 19%.

Disciplined Acquisition Strategy

Acquisitions have been an important element of our growth strategy over the past twenty-four years, supplementing our organic growth.  Since 1990, we have completed approximately 50 acquisitions complementing the niche segments within which we operate of the aviation, defense, space, medical, telecommunications and electronics industries.  We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence.  Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong earnings and cash flow potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

The Flight Support Group, headquartered in Hollywood, Florida, serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors.  Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines.  Other OEMs have been the sole source of replacement parts for their aircraft

Index

component parts.  While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of approximately 300 to 500 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year.  We have developed for our customers over 9,000 parts for which PMAs have been received from the FAA.

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

FAA Approvals and Product Design.  Non-OEM manufacturers of jet engine and aircraft component replacement parts must receive a PMA from the FAA to sell the replacement part.  The PMA approval process includes the submission of sample parts, drawings and testing data to one of the FAA’s Aircraft Certification Offices where the submitted data are analyzed.  We believe that an applicant’s ability to successfully complete the PMA process is limited by several factors, including (i) the agency’s confidence level in the applicant; (ii) the complexity of the part; (iii) the volume of PMAs being filed; and (iv) the resources available to the FAA.  We also believe that companies such as HEICO that have demonstrated their advanced design engineering and manufacturing capabilities, including an established favorable track record with the FAA, generally receive a faster turnaround time in the processing of PMA applications.  Finally, we believe that the PMA process creates a significant barrier to entry in

Index

this market niche through both its technical demands and its limits on the rate at which competitors can bring products to market.

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $.3 million in fiscal 1991, increased to approximately $16.1 million in fiscal 2014, $14.2 million in fiscal 2013 and $12.7 million in fiscal 2012.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and approximately 300 to 400 DER-approved repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

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

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $21.3 million in fiscal 2014, $18.7 million in fiscal 2013 and $17.7 million in fiscal 2012.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 17%, 15% and 15% of total net sales in fiscal 2014, 2013 and 2012, respectively.
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

Our Electronic Technologies Group competes with several large and small domestic and foreign competitors, some of which have greater financial and other resources than we do.  The markets for our electronic products are niche markets with several competitors where competition is based mainly on design, technology, quality, price, service and customer satisfaction.

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

Backlog

Our total backlog of unshipped orders was $291 million as of October 31, 2014 as compared to $305 million as of October 31, 2013. Substantially the entire backlog of orders as of October 31, 2014 is expected to be delivered during fiscal 2015. The Flight Support Group’s backlog of unshipped orders was $135 million as of October 31, 2014 as compared to $115 million as of October 31, 2013.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The increase in the Flight Support Group's backlog is principally attributed to increased orders associated with one of our businesses that manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Additionally, the Flight Support Group's increase also reflects increased orders associated with one of our businesses that is a supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the United States. The Electronic Technologies Group’s backlog of unshipped orders was $156 million as of October 31, 2014 as compared to $190 million as of October 31, 2013.  The decrease in the Electronic Technologies Group's backlog is principally attributed to a reduction in contract scope for a long-term contract with one particular customer for the design and production of high-power devices used primarily in defense applications.

Index

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

Index

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

Insurance

We are a named insured under policies which include the following coverage: (i) product liability, including grounding; (ii) personal property, inventory and business interruption at our facilities; (iii) general liability coverage; (iv) employee benefit liability; (v) international liability and automobile liability; (vi) umbrella liability coverage; and (vii) various other activities or items, each subject to certain limits and deductibles.  We believe that our insurance coverage is adequate to insure against the various liability risks of our business.

Employees

As of October 31, 2014, we had approximately 3,500 full-time and part-time employees including approximately 1,900 in the Flight Support Group and approximately 1,600 in the Electronic Technologies Group.  None of our employees are represented by a union.  Our management believes that we have good relations with our employees.

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

Index

Copies of the above referenced materials will be made available, free of charge, upon written request to the Corporate Secretary at the Company’s headquarters.

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 16, 2014:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	76	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	49	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	47	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	68	Senior Executive Vice President	—
Carlos L. Macau, Jr.	47	Executive Vice President - Chief Financial Officer and Treasurer	—
William S. Harlow	66	Vice President - Acquisitions	—
Steven M. Walker	50	Chief Accounting Officer and Assistant Treasurer	—

Laurans A. Mendelson has served as our Chairman of the Board since December 1990.  He has also served as our Chief Executive Officer since February 1990 and served as our President from September 1991 through September 2009.  Mr. Mendelson has served on the Board of Governors of the Aerospace Industries Association (“AIA”) in Washington D.C., of which HEICO is a member.  He is also former Chairman of the Board of Trustees, former Chairman of the Executive Committee and a current member of the Society of Mount Sinai Founders of Mount Sinai Medical Center in Miami Beach, Florida.  In addition, Mr. Mendelson is a Trustee Emeritus of Columbia University in The City of New York, where he previously served as Trustee and Chairman of the Trustees’ Audit Committee.  Mr. Mendelson is a Certified Public Accountant.  Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

Eric A. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  He has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida and Chairman of the Board of Trustees of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Visitors of the Columbia College in New York City.  Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Index

Victor H. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  He has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since its formation in September 1996.  He served as our General Counsel from 1993 to 2008 and our Vice President from 1996 to 2001.  In addition, Mr. Mendelson was the Chief Operating Officer of our former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996.  Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  He is a Vice Chair of the Board of Visitors of Columbia College in New York City, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of the Boys & Girls Clubs of Miami-Dade and is a Director and Immediate Past President of the Board of Directors of the Florida Grand Opera.  Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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

Carlos L. Macau, Jr. has served as our Executive Vice President - Chief Financial Officer and Treasurer since June 2012. Mr. Macau joined HEICO from the international public accounting firm of Deloitte & Touche LLP where he worked from 2000 to 2012 as an Audit Partner. Prior to joining HEICO, Mr. Macau accumulated 22 years of financial and accounting experience serving a number of public and private manufacturing and service clients in a broad range of industries. His client responsibilities included serving as HEICO's lead client services partner for five years (2006 to 2010). Mr. Macau is a current member of the Mount Sinai Founders of Mount Sinai Medical Center in Miami Beach, Florida. Mr. Macau is a Certified Public Accountant, a Chartered Global Management Accountant, and a member of the American and Florida Institutes of Certified Public Accountants.

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

Index

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission promulgated disclosure requirements regarding the use of certain minerals (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo or one of its adjoining countries. There will be costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Given the complexity of our supply chain, we may not be able to ascertain the origin of these minerals used in our products in a timely manner, which could cause some of our customers to disqualify us as a supplier to the extent we are unable to certify our products are conflict mineral free. Additionally, the rule could affect sourcing at competitive prices and availability in sufficient quantities of such minerals used in our manufacturing processes for certain products.

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

In fiscal 2014, approximately 55% of the sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components and homeland security products.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to the risks associated with sales to foreign customers, which could harm our business.

We market our products and services in more than 100 countries, with approximately 33% of our consolidated net sales in fiscal 2014 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

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

We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2014, our effective tax rate was 30.1%.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

•	Changes in available tax credits or tax deductions;

•	Changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;

•	The amount of income attributable to noncontrolling interests;

•	Changes in the mix of earnings in jurisdictions with differing statutory tax rates;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Resolution of issues arising from tax audits with various tax authorities;

•	Changes in statutory tax rates in any of the various jurisdictions where we file tax returns; and

•
The reversal of any previously experienced tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan, a nonqualified deferred compensation plan.

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

Index

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

As of December 16, 2014, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 22% of our outstanding Common Stock and approximately 6% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Index

Item 2.    PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate offices.  As of October 31, 2014, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

Flight Support Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (11 states)	603,000	177,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (7 states)	193,000	127,000	Repair and overhaul facilities
International facilities (4 countries) - China, India, United Kingdom, and Singapore	43,000	—	Manufacturing, engineering and distribution facilities

Electronic Technologies Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (10 states)	322,000	296,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, United Kingdom and Korea	61,000	35,000	Manufacturing and engineering facilities

Corporate

	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	7,000	Administrative offices

(1)
Represents the square footage of our corporate offices in Miami, Florida.  The square footage of our corporate headquarters in Hollywood, Florida is included within the square footage under the caption “United States facilities (11 states)” under Flight Support Group.

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

In September 2013, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company’s common stock.  The stock split was effected as of October 23, 2013 in the form of a 25% stock dividend distributed to shareholders of record as of October 11, 2013.  All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock split.

	Class A Common Stock		Common Stock		Cash Dividends
	High	Low	High	Low	Per Share
Fiscal 2013:
First Quarter	$28.46	$23.84	$38.12	$29.88	$1.760
Second Quarter	29.17	25.77	37.84	32.61	—
Third Quarter	32.34	26.84	45.96	33.82	.056
Fourth Quarter	42.04	31.48	56.09	45.54	—

Fiscal 2014:
First Quarter	$44.33	$36.77	$62.30	$51.44	$.410
Second Quarter	48.90	37.11	65.04	50.29	—
Third Quarter	43.40	38.25	57.69	48.54	.060
Fourth Quarter	46.73	39.46	54.62	46.03	—

As of December 16, 2014, there were 399 holders of record of our Class A Common Stock and 396 holders of record of our Common Stock.

Index

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return of $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2009 through October 31, 2014.  The NYSE Composite Index measures the performance of all common stocks listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecrafts used for defense purposes.  The total returns include the reinvestment of cash dividends.

	Cumulative Total Return as of October 31,
	2009	2010	2011	2012	2013	2014
HEICO Common Stock	$100.00	$164.12	$235.50	$199.97	$364.20	$371.71
HEICO Class A Common Stock	100.00	151.03	200.43	194.95	333.51	395.91
NYSE Composite Index	100.00	111.48	112.23	121.99	148.52	160.92
Dow Jones U.S. Aerospace Index	100.00	136.69	146.77	157.84	242.66	248.88

The following graph and table compare the total return on $100 invested in HEICO Common Stock since October 31, 1990 using the same indices shown on the five-year performance graph above.  October 31, 1990 was the end of the first fiscal year following the

Index

date the current executive management team assumed leadership of the Company.  No Class A Common Stock was outstanding as of October 31, 1990.  As with the five-year performance graph, the total returns include the reinvestment of cash dividends.

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00

	1996	1997	1998	1999	2000	2001
HEICO Common Stock	$430.02	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86
NYSE Composite Index	225.37	289.55	326.98	376.40	400.81	328.78
Dow Jones U.S. Aerospace Index	341.65	376.36	378.66	295.99	418.32	333.32

	2002	2003	2004	2005	2006	2007
HEICO Common Stock	$670.39	$1,067.42	$1,366.57	$1,674.40	$2,846.48	$4,208.54
NYSE Composite Index	284.59	339.15	380.91	423.05	499.42	586.87
Dow Jones U.S. Aerospace Index	343.88	393.19	478.49	579.77	757.97	1,000.84

	2008	2009	2010	2011	2012	2013
HEICO Common Stock	$2,872.01	$2,984.13	$4,722.20	$6,557.88	$5,900.20	$10,457.14
NYSE Composite Index	344.96	383.57	427.61	430.46	467.91	569.69
Dow Jones U.S. Aerospace Index	602.66	678.00	926.75	995.11	1,070.15	1,645.24

2014
HEICO Common Stock	$11,416.51
NYSE Composite Index	617.23
Dow Jones U.S. Aerospace Index	1,687.41

Index

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In January 2014, we paid a special and extraordinary cash dividend of $.35 per share on both classes of our common stock as well as our regular semi-annual $.06 per share cash dividend. Additionally, in July 2014 we paid our 72nd consecutive semi-annual cash dividend since 1979 at a rate of $.06 per share. Our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Issuer Purchases of Equity Securities

There were no purchases of our equity securities during the fourth quarter of fiscal 2014.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2014.

Index

Item 6.    SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2014		2013		2012	2011		2010

	(in thousands, except per share data)
Operating Data:
Net sales	$1,132,311		$1,008,757		$897,347	$764,891		$617,020
Gross profit	398,312		371,181		327,436	274,441		222,347
Selling, general and administrative expenses	194,924		187,591		164,142	136,010		113,174
Operating income	203,388	(3)	183,590		163,294	138,431	(5)	109,173
Interest expense	5,441		3,717		2,432	142		508
Other income	625		888		313	64		390
Net income attributable to HEICO	121,293	(3)	102,396	(4)	85,147	72,820	(5)(6)	54,938

Weighted average number of common shares outstanding (2)
Basic	66,463		66,298		65,861	65,050		64,126
Diluted	67,453		66,982		66,624	66,408		65,959

Per Share Data: (2)
Net income per share attributable to HEICO shareholders:
Basic	$1.82	(3)	$1.54	(4)	$1.29	$1.12	(5)(6)	$.86
Diluted	1.80	(3)	1.53	(4)	1.28	1.10	(5)(6)	.83
Cash dividends per share (2)	.470		1.816		.086	.069		.055

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$20,229		$15,499		$21,451	$17,500		$6,543
Total assets	1,489,214		1,533,015		1,192,846	941,069		781,643
Total debt (including current portion)	329,109		377,515		131,820	40,158		14,221
Redeemable noncontrolling interests	39,966		59,218		67,166	65,430		55,048
Total shareholders’ equity	774,619		723,235		719,759	620,154		554,826
__________________

(1)	Results include the results of acquisitions from each respective effective date. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)	All share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in October 2013 and April 2012, 2011 and 2010.

(3)
Operating income was increased by a $28.1 million reduction in accrued contingent consideration related to a fiscal 2013 and a fiscal 2012 acquisition within the Electronic Technologies Group ("ETG"), partially offset by $15.0 million in impairment losses related to the write-down of certain intangible assets at the fiscal 2013 and fiscal 2012 acquisitions to their estimated fair values as well as lower than expected operating income at the fiscal 2013 acquired business, which in aggregate increased net income attributable to HEICO by $10.2 million, or $.15 per basic and diluted share. The reduction in the value of contingent consideration and $13.1 million of the impairment losses were recorded as a component of selling, general and administrative expenses, while the remaining impairment losses of $1.9 million were recorded as a component of cost of sales.

Index

(4)
Includes the aggregate tax benefit from an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 recognized in fiscal 2013 upon the retroactive extension in January 2013 of the U.S. research and development tax credit and higher research and development tax credits recognized upon the filing of HEICO's fiscal 2012 U.S. federal and state tax returns, which, net of expenses, increased net income attributable to HEICO by $1.8 million, or $.03 per basic and diluted share.

(5)
Operating income was reduced by a net aggregate of $3.8 million due to $5.0 million in impairment losses related to the write-down of certain intangible assets within the ETG to their estimated fair values, partially offset by a $1.2 million reduction in accrued contingent consideration related to a prior year acquisition.  Approximately $4.5 million of the impairment losses and the reduction in accrued contingent consideration were recorded as a component of selling, general and administrative expenses, while the remaining impairment losses of $.5 million were recorded as a component of cost of sales, which decreased net income attributable to HEICO by $2.4 million, or $.04 per basic and diluted share, in aggregate.

(6)
Includes the aggregate tax benefit principally from state income apportionment updates and higher research and development tax credits recognized upon the filing of HEICO’s fiscal 2010 U.S. federal and state tax returns and amendments of certain prior year state tax returns as well as the benefit from an income tax credit for qualified research and development activities for the last ten months of fiscal 2010 recognized in fiscal 2011 upon the retroactive extension in December 2010 of the U.S. research and development tax credit, which, net of expenses, increased net income attributable to HEICO by $2.8 million, or $.04 per basic and diluted share, in aggregate.

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

Our results of operations during each of the past three fiscal years have been affected by a number of transactions.  This discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein.  All applicable share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in October 2013 and April 2012.  See Note 1, Summary of Significant Accounting Policies – Stock Splits, of the Notes to Consolidated Financial Statements for additional information regarding these stock splits.  For further information regarding the acquisitions discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Acquisitions are included in our results of operations from the effective dates of acquisition.

In June 2014, we acquired, through a subsidiary of HEICO Flight Support Corp., certain assets and liabilities of Quest Aviation Supply, Inc. (“Quest Aviation”). Quest Aviation is a niche supplier of parts to repair thrust reversers on various aircraft engines.
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

Index

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

Unless otherwise noted, the purchase price of each of the above referenced acquisitions was paid in cash principally using proceeds from our revolving credit facility. The aggregate cost paid in cash for acquisitions, including additional purchase consideration payments, was $8.7 million, $222.6 million and $197.3 million in fiscal 2014, 2013 and 2012, respectively.

 In February 2012, we acquired, through HEICO Aerospace, an additional 6.7% equity interest in one of our subsidiaries, which increased our ownership interest to 86.7%. In December 2012, we acquired the remaining 13.3% equity interest in the subsidiary.

In February 2014, we acquired the 20% noncontrolling interest held by Lufthansa Technik AG (“LHT”) in four of our existing subsidiaries principally operating in the specialty products and distribution businesses within HEICO Aerospace. For further information regarding this acquisition, see Note 8, Shareholder’s Equity, of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

We believe that the following are our most critical accounting policies, which require management to make judgments about matters that are inherently uncertain.

Assumptions utilized to determine fair value in connection with business combinations, contingent consideration arrangements and in goodwill and intangible assets impairment tests are highly judgmental.  If there is a material change in such assumptions or if there is a material

Index

change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.  See Item 1A., Risk Factors, for a list of factors which may cause our actual results to differ materially from anticipated results.

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Revisions in cost estimates may be caused by factors such as the price or availability of raw materials and component parts or variations in the amount of labor required and/or the materials necessary to meet customer specifications and requirements. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The percentage of our net sales recognized under the percentage-of-completion method was approximately 3%, 1% and 1% in fiscal 2014, 2013 and 2012, respectively.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material or significant effect on net income or net income per share in fiscal 2014, 2013 and 2012.

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

Business Combinations

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.  We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors.

As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of a market participant. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2014 and 2013, $1.2 million and $29.3 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2014, 2013 and 2012, such fair value measurement adjustments resulted in a net gain of $28.1 million, a net gain of $1.6 million and a loss of $.1 million, respectively. For further information regarding the adjustment above, see Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully

Index

recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2014, 2013 and 2012, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2014 significantly exceeded its carrying value.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.  Based on the intangible impairment tests conducted, we recognized pre-tax impairment losses within the ETG during fiscal 2014 related to the write-down of certain customer relationships, non-amortizing trade names, and intellectual property of $11.2 million, $1.9 million and $1.9 million, respectively, to their estimated fair values.  The impairment losses pertaining to customer relationships and non-amortizing trade names were recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statement of Operations and the impairment losses pertaining to intellectual property were recorded as a component of cost of sales. For additional information regarding the impairment losses discussed above, including the assumptions made when determining the asset's fair value, see Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2014	2013	2012

Net sales	$1,132,311	$1,008,757	$897,347
Cost of sales	733,999	637,576	569,911
Selling, general and administrative expenses	194,924	187,591	164,142
Total operating costs and expenses	928,923	825,167	734,053
Operating income	$203,388	$183,590	$163,294

Net sales by segment:
Flight Support Group	$762,801	$665,148	$570,325
Electronic Technologies Group	379,404	350,033	331,598
Intersegment sales	(9,894)	(6,424)	(4,576)
	$1,132,311	$1,008,757	$897,347
Operating income by segment:
Flight Support Group	$136,480	$122,058	$103,943
Electronic Technologies Group	88,914	83,063	77,438
Other, primarily corporate	(22,006)	(21,531)	(18,087)
	$203,388	$183,590	$163,294

Net sales	100.0%	100.0%	100.0%
Gross profit	35.2%	36.8%	36.5%
Selling, general and administrative expenses	17.2%	18.6%	18.3%
Operating income	18.0%	18.2%	18.2%
Interest expense	.5%	.4%	.3%
Other income	.1%	.1%	—%
Income tax expense	5.3%	5.6%	6.1%
Net income attributable to noncontrolling interests	1.5%	2.2%	2.4%
Net income attributable to HEICO	10.7%	10.2%	9.5%

Index

Comparison of Fiscal 2014 to Fiscal 2013

Net Sales

Our net sales in fiscal 2014 increased by 12% to a record $1,132.3 million, as compared to net sales of $1,008.8 million in fiscal 2013. The increase in net sales principally reflects an increase of $97.7 million (a 15% increase) to a record $762.8 million in net sales within the FSG as well as an increase of $29.4 million (an 8% increase) to a record $379.4 million in net sales within the ETG. The net sales increase in the FSG reflects organic growth of approximately 9% as well as additional net sales of $37.7 million from a fiscal 2013 acquisition. The organic growth in the FSG principally reflects new product offerings and favorable market conditions resulting in net sales increases of $58.6 million within our aftermarket replacement parts and repair and overhaul services product lines. The net sales increase in the ETG resulted from additional net sales of $23.5 million from a fiscal 2013 acquisition as well as organic growth of approximately 2%. The organic growth in the ETG principally reflects an increase in demand for certain space and aerospace products resulting in a $7.5 million and $2.1 million increase in net sales, respectively, partially offset by a decrease in demand for certain defense products resulting in a decrease in net sales of $3.4 million. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in fiscal 2014.

Our net sales in fiscal 2014 and 2013 by market approximated 56% and 54%, respectively, from the commercial aviation industry, 26% and 26%, respectively, from the defense and space industries, and 18% and 20%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 35.2% in fiscal 2014 as compared to 36.8% in fiscal 2013 principally reflects a decrease of 4.2% in the ETG's gross profit margin. The decrease in the ETG's gross profit margin is mainly attributed to a less favorable product mix for certain of our space and defense products inclusive of the impact of the fiscal 2013 acquisition as well as a .5% impact from an impairment loss related to the write-down of a certain intangible asset to its estimated fair value. Total new product research and development expenses included within our consolidated cost of sales increased to $37.4 million in fiscal 2014 compared to $32.9 million in fiscal 2013.

Selling, general and administrative (“SG&A”) expenses were $194.9 million and $187.6 million in fiscal 2014 and 2013, respectively.  The increase in SG&A expenses is principally attributable to additional costs to support the higher net sales volumes. During fiscal 2014, SG&A expenses were reduced by $15.0 million from the net impact of a $28.1 million decrease in the estimated fair value of accrued contingent consideration associated with the fiscal 2013 and a fiscal 2012 acquisition of the ETG that was partially offset by $13.1 million of impairment losses related to the write-down of certain intangible assets of the acquired entities to their estimated fair values.  The reductions in accrued contingent consideration and impairment losses were principally due to less favorable projected market conditions for certain of the acquired

Index

entities' space and defense products. See Note 7, Fair Value Measurements, for additional information regarding the contingent consideration arrangements and valuations thereof as well as further information pertaining to the measurement and recognition of the impairment losses associated with intangible assets.

SG&A expenses as a percentage of net sales decreased from 18.6% in fiscal 2013 to 17.2% in fiscal 2014 principally reflecting the previously mentioned net impact of fair value adjustments to accrued contingent consideration and intangible asset impairment losses.

Operating Income

Operating income in fiscal 2014 increased by 11% to a record $203.4 million as compared to operating income of $183.6 million in fiscal 2013. The increase in operating income reflects a $14.4 million increase (a 12% increase) to a record $136.5 million in operating income of the FSG in fiscal 2014, up from $122.1 million in fiscal 2013 and a $5.8 million increase (a 7% increase) in operating income of the ETG to a record $88.9 million in fiscal 2014, up from $83.1 million in fiscal 2013. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth. The increase in operating income of the ETG is attributable to the previously mentioned organic net sales growth and reductions in accrued contingent consideration partially offset by the less favorable product mix, impairment losses and lower than expected operating income from the fiscal 2013 acquisition.

Our consolidated operating income as a percentage of net sales decreased to 18.0% in fiscal 2014 from 18.2% in fiscal 2013. The decrease in consolidated operating income as a percentage of net sales reflects a reduction in the FSG's operating income as a percentage of net sales from 18.4% in fiscal 2013 to 17.9% in fiscal 2014 and a reduction in the ETG's operating income as a percentage of net sales from 23.7% in fiscal 2013 to 23.4% in fiscal 2014. The decrease in the FSG's operating income as a percentage of net sales principally reflects a slightly lower gross profit margin as well as increases in certain SG&A expenses to support the higher net sales volumes. The decrease in the ETG's operating income as a percentage of net sales is primarily attributed to the previously mentioned lower gross profit margin and impairment losses partially offset by the reductions in accrued contingent consideration.

Interest Expense

Interest expense increased to $5.4 million in fiscal 2014 from $3.7 million in fiscal 2013. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in fiscal 2014 associated with fiscal 2013 acquisitions and the acquisition of certain noncontrolling interests during fiscal 2014.

Other Income

Other income in fiscal 2014 and 2013 was not material.

Index

Income Tax Expense

Our effective tax rate in fiscal 2014 decreased to 30.1% from 31.1% in fiscal 2013. The decrease is principally attributed to the impact of a nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a fiscal 2013 acquisition acquired by means of a stock transaction. The aforementioned decrease in the effective tax rate was partially offset by lower U.S. federal research and development ("R&D") tax credits recognized in fiscal 2014 due to the expiration of the U.S. federal R&D tax credit in December 2013 compared to fiscal 2013 during which the retroactive extension of the U.S. federal R&D tax credit in the first quarter resulted in twenty-two months of U.S. federal R&D tax credits recognized that year. Additionally, the decrease in the effective rate was partially offset by higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP") in fiscal 2013 compared to fiscal 2014. For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by LHT in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $17.5 million in fiscal 2014 compared to $22.2 million in fiscal 2013. The decrease principally reflects lower allocations of net income to noncontrolling interests in fiscal 2014 due to the acquisition of certain noncontrolling interests during the current year.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $121.3 million, or $1.80 per diluted share, in fiscal 2014 from $102.4 million, or $1.53 per diluted share, in fiscal 2013, principally reflecting the previously mentioned increased operating income, lower allocation of net income to noncontrolling interests and the lower effective tax rate.

Outlook

As we look ahead to fiscal 2015, we anticipate continued growth within the FSG's aftermarket replacement parts and repair and overhaul services product lines partially offset by declines in demand for certain of our industrial products within our specialty products lines. Furthermore, we anticipate improved demand and moderate levels of growth within the ETG as compared to fiscal 2014. During fiscal 2015, we will continue our focus on developing new products and services, further market penetration, additional acquisition opportunities and maintaining our financial strength.  Overall, we are targeting growth in fiscal 2015 full year net sales and net income over fiscal 2014 levels.

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

SG&A expenses were $187.6 million and $164.1 million for fiscal 2013 and fiscal 2012, respectively. The increase in SG&A expenses reflects an increase of $18.5 million in general and administrative expenses principally attributed to an $8.9 million increase from the fiscal 2013 and 2012 acquired businesses and the remainder to support the higher net sales volumes including an increase in accrued performance awards based on the improved consolidated operating results. Additionally, the increase in SG&A expenses reflects an increase of $5.0 million in selling expenses of which $1.3 million pertains to the acquired businesses and the

Index

remainder is attributed to higher sales-related commissions and other costs from the nets sales growth. SG&A expenses as a percentage of net sales increased to 18.6% for fiscal 2013 as compared to 18.3% for fiscal 2012 principally reflecting the impact from the previously mentioned increase in accrued performance awards.

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

Interest Expense

Interest expense increased to $3.7 million in fiscal 2013, up from $2.4 million in fiscal 2012. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility during fiscal 2013 associated with fiscal 2013 and 2012 acquisitions and borrowings made to fund an aggregate $1.76 per share cash dividend paid in December 2012.

Other Income

Other income in fiscal 2013 and 2012 was not material.

Income Tax Expense

Our effective tax rate in fiscal 2013 decreased to 31.1% from 33.8% in fiscal 2012. The decrease is partially due to higher research and development tax credits recognized in fiscal 2013 resulting from the retroactive extension of the U.S. federal R&D tax credit in January 2013 to

Index

cover a two-year period from January 1, 2012 to December 31, 2013. The decrease in the effective tax rate was also attributed to the benefit from higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP and a larger income tax deduction recognized for the special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock. For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by LHT in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $22.2 million in fiscal 2013 compared to $21.5 million in fiscal 2012. The increase for fiscal 2013 reflects the aggregate impact of higher earnings of FSG and ETG subsidiaries in which noncontrolling interests are held, partially offset by our purchases of certain noncontrolling interests during fiscal 2013 and 2012 resulting in lower allocations of net income to noncontrolling interests.

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

Index

Liquidity and Capital Resources

Our capitalization was as follows (in thousands):

	As of October 31,
	2014	2013
Total debt (including current portion)	$329,109	$377,515
Less: Cash and cash equivalents	20,229	15,499
Net debt (total debt less cash and cash equivalents)	308,880	362,016
Shareholders’ equity	774,619	723,235
Total capitalization (debt plus equity)	1,103,728	1,100,750
Net debt to shareholders' equity	40%	50%
Total debt to total capitalization	30%	34%

Our principal uses of cash include acquisitions, distributions to noncontrolling interests, cash dividends, capital expenditures and working capital needs. Capital expenditures in fiscal 2015 are anticipated to approximate $25 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

As of December 16, 2014, we had approximately $480 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $190.7 million in fiscal 2014 and consisted primarily of net income from consolidated operations of $138.8 million, depreciation and amortization of $47.8 million (a non-cash item), a decrease in working capital (current assets minus current liabilities) of $16.0 million and impairment of intangible assets totaling $15.0 million (a non-cash item), partially offset by a $28.1 million decrease in accrued contingent consideration (a non-cash item) associated with prior year acquisitions. Net cash provided by operating activities increased by $58.9 million in fiscal 2014 from $131.8 million in fiscal 2013. The increase in net cash provided by operating activities in fiscal 2014 is principally due to a $47.0 million decrease in working capital and increases of $15.0 million, $14.2 million and $11.0 million in impairment of intangible assets, net income from consolidated operations and depreciation and amortization, respectively, partially offset by a $26.5 million decrease in accrued contingent consideration associated with a fiscal 2013 and a fiscal 2012 acquisition. The $47.0 million decrease in working capital principally reflects a $23.6 million decrease in accounts receivable due to improved timeliness of cash collections and a $15.0 million decrease in inventories resulting from more efficient inventory management at our subsidiaries.

Index

Net cash provided by operating activities was $131.8 million in fiscal 2013 and consisted primarily of net income from consolidated operations of $124.6 million and depreciation and amortization of $36.8 million, partially offset by an increase in working capital of $30.9 million. The increase in working capital was principally attributed to increases in accounts receivable and inventory as a result of net sales growth during the period. Net cash provided by operating activities decreased by $6.7 million in fiscal 2013 from $138.6 million in fiscal 2012. The decrease in cash provided by operating activities is principally attributed to a $27.8 million increase in working capital reflecting increases in accounts receivable of $10.8 million and inventories of $7.4 million as a result of net sales growth, a $9.0 million decrease in income taxes payable due to the timing of estimated payments and a $3.0 million increase in our deferred tax benefit, partially offset by a $17.9 million and $6.1 million increase in net income from consolidated operations and depreciation and amortization, respectively.

Net cash provided by operating activities was $138.6 million in fiscal 2012, principally reflecting net income from consolidated operations of $106.7 million, depreciation and amortization of $30.7 million and stock option compensation expense of $3.9 million, partially offset by an increase in working capital of $3.1 million. The increase in working capital of $3.1 million primarily reflects a build in inventory levels to meet customer demand and increased accounts receivable related to higher net sales in fiscal 2012, partially offset by the timing of certain payments pertaining to fiscal 2012 accruals and payables.

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2014 primarily relates to several acquisitions aggregating $428.6 million, including $8.7 million in fiscal 2014, $222.6 million in fiscal 2013, and $197.3 million in fiscal 2012.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Capital expenditures aggregated $50.0 million over the last three fiscal years, primarily reflecting the expansion, replacement and betterment of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Financing Activities

Net cash used in financing activities was $160.1 million in fiscal 2014 as compared to net cash provided by financing activities of $103.2 million and $78.4 million in fiscal 2013 and 2012, respectively. During the three-year fiscal period ended October 31, 2014, we borrowed an aggregate $675.0 million under our revolving credit facility including borrowings of $112.0 million in fiscal 2014, $372.0 million in fiscal 2013, and $191.0 million in fiscal 2012. The aforementioned borrowings were principally to fund acquisitions, special and extraordinary cash dividends paid in fiscal 2014 and 2013, and distributions to noncontrolling interests. Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Payments on the revolving credit facility aggregated $385.0 million over the last three fiscal years, including $159.0 million in fiscal 2014, $126.0 million in fiscal 2013, and $100.0 million

Index

in fiscal 2012. For the three-year fiscal period ended October 31, 2014, we paid an aggregate $157.3 million in cash dividends, including $31.2 million in fiscal 2014, $120.4 million in fiscal 2013, and $5.7 million in fiscal 2012 and we also made distributions to noncontrolling interests aggregating $95.9 million. Net cash (used in) provided by financing activities also includes the presentation of an excess tax benefit from stock option exercises aggregating $17.3 million for the three-year fiscal period ended October 31, 2014.

In December 2011, we entered into a $670 million Revolving Credit Agreement (“Credit Facility”) with a bank syndicate. The Credit Facility may be used for our working capital and general corporate needs, including capital expenditures and to finance acquisitions. In November 2013, we entered into an amendment to extend the maturity date of the Credit Facility by one year to December 2018 and to increase the aggregate committed principal amount to $800 million. Furthermore, the amendment includes a feature that will allow us to increase the aggregate committed principal amount by an additional $200 million to become a $1.0 billion facility through increased commitments from existing lenders or the addition of new lenders.

Advances under the Credit Facility accrue interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the Credit Facility. The applicable margins for LIBOR-based borrowings range from .75% to 2.25%. The applicable margins for Base Rate borrowings range from 0% to 1.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that restrict the amount of certain payments, including dividends, and require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event our leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of our subsidiaries. As of October 31, 2014, we were in compliance with all financial and nonfinancial covenants. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the Credit Facility.

Index

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2014 (in thousands):

		Payments due by fiscal period
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Long-term debt obligations (1)	$326,000	$—	$—	$326,000	$—
Capital lease obligations (2)	3,643	547	948	872	1,276
Operating lease obligations (3)	35,921	9,787	15,534	4,697	5,903
Purchase obligations (4) (5)	2,908	1,693	1,215	—	—
Other long-term liabilities (6)	385	161	181	38	5
Total contractual obligations	$368,857	$12,188	$17,878	$331,607	$7,184
__________________

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources,” above for additional information regarding our long-term debt obligations.

(2)	Inclusive of $.5 million in interest charges. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for additional information regarding our capital lease obligations.

(3)	See Note 15, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(4)
Includes contingent consideration aggregating $1.2 million related to a fiscal 2013 acquisition. See Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

(5)
Also includes an aggregate $1.6 million of commitments principally for capital expenditures and inventory. All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

(6)
The amounts in the table do not include liabilities related to the HEICO Corporation Leadership Compensation Plan or our other deferred compensation arrangement as they are each fully supported by assets held within irrecoverable trusts. See Note 3, Selected Financial Statement Information - Other Long-Term Assets and Liabilities, of the Notes to Consolidated Financial Statements for further information about these two deferred compensation plans.

Off-Balance Sheet Arrangements

Guarantees

As of October 31, 2014, we have arranged for standby letters of credit aggregating $2.3 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of our insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

Index

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

Index

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which we have exposure is interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Based on our aggregate outstanding variable rate debt balance of $326 million as of October 31, 2014, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows.

We maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2014 would not have a material effect on our results of operations, financial position or cash flows.

We are also exposed to foreign currency exchange rate fluctuations on the United States dollar value of our foreign currency denominated transactions, which are principally in Euros, Canadian dollars and British pounds sterling.  A hypothetical 10% weakening in the exchange rate of the Euro, Canadian dollar or British pound sterling to the United States dollar as of October 31, 2014 would not have a material effect on our results of operations, financial position or cash flows.

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 18, 2014

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$20,229	$15,499
Accounts receivable, net	149,669	157,022
Inventories, net	218,042	218,893
Prepaid expenses and other current assets	8,868	17,022
Deferred income taxes	34,485	33,036
Total current assets	431,293	441,472

Property, plant and equipment, net	93,865	97,737
Goodwill	686,271	688,489
Intangible assets, net	200,810	241,558
Deferred income taxes	1,063	1,791
Other assets	75,912	61,968
Total assets	$1,489,214	$1,533,015

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$418	$697
Trade accounts payable	57,157	54,855
Accrued expenses and other current liabilities	92,578	105,734
Income taxes payable	2,067	—
Total current liabilities	152,220	161,286

Long-term debt, net of current maturities	328,691	376,818
Deferred income taxes	111,429	128,482
Other long-term liabilities	82,289	83,976
Total liabilities	674,629	750,562

Commitments and contingencies (Notes 2 and 15)

Redeemable noncontrolling interests (Note 11)	39,966	59,218

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; 300 shares designated as Series B Junior Participating Preferred Stock and 300 shares designated as Series C Junior Participating Preferred Stock; none issued	—	—
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,847 and 26,790 shares issued and outstanding	268	268
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,699 and 39,586 shares issued and outstanding	397	396
Capital in excess of par value	269,351	255,889
Deferred compensation obligation	1,138	1,138
HEICO stock held by irrevocable trust	(1,138)	(1,138)
Accumulated other comprehensive (loss) income	(8,289)	144
Retained earnings	437,757	349,649
Total HEICO shareholders’ equity	699,484	606,346
Noncontrolling interests	75,135	116,889
Total shareholders’ equity	774,619	723,235
Total liabilities and equity	$1,489,214	$1,533,015
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2014	2013	2012

Net sales	$1,132,311	$1,008,757	$897,347

Operating costs and expenses:
Cost of sales	733,999	637,576	569,911
Selling, general and administrative expenses	194,924	187,591	164,142

Total operating costs and expenses	928,923	825,167	734,053

Operating income	203,388	183,590	163,294

Interest expense	(5,441)	(3,717)	(2,432)
Other income	625	888	313

Income before income taxes and noncontrolling interests	198,572	180,761	161,175

Income tax expense	59,800	56,200	54,500

Net income from consolidated operations	138,772	124,561	106,675

Less: Net income attributable to noncontrolling interests	17,479	22,165	21,528

Net income attributable to HEICO	$121,293	$102,396	$85,147

Net income per share attributable to HEICO shareholders (Note 13):
Basic	$1.82	$1.54	$1.29
Diluted	$1.80	$1.53	$1.28

Weighted average number of common shares outstanding:
Basic	66,463	66,298	65,861
Diluted	67,453	66,982	66,624

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2014	2013	2012

Net income from consolidated operations	$138,772	$124,561	$106,675
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,882)	3,128	(6,457)
Unrealized (loss) gain on pension benefit obligation, net of tax	(551)	590	—
Total other comprehensive (loss) income	(8,433)	3,718	(6,457)
Comprehensive income from consolidated operations	130,339	128,279	100,218
Less: Comprehensive income attributable to noncontrolling interests	17,479	22,165	21,528
Comprehensive income attributable to HEICO	$112,860	$106,114	$78,690

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235
Comprehensive income (loss)	5,313	—	—	—	—	—	(8,433)	121,293	12,166	125,026
Cash dividends ($.47 per share)	—	—	—	—	—	—	—	(31,215)	—	(31,215)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,504	—	—	—	—	—	5,504
Share-based compensation expense	—	—	1	7,425	—	—	—	—	—	7,426
Proceeds from stock option exercises	—	—	—	708	—	—	—	—	—	708
Tax benefit from stock option exercises	—	—	—	93	—	—	—	—	—	93
Redemptions of common stock related to share-based compensation	—	—	—	(273)	—	—	—	—	—	(273)
Distributions to noncontrolling interests	(5,908)	—	—	—	—	—	—	—	(73,304)	(73,304)
Acquisitions of noncontrolling interests	(1,243)	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interests to noncontrolling interests	(19,383)	—	—	—	—	—	—	—	19,383	19,383
Adjustments to redemption amount of redeemable noncontrolling interests	1,969	—	—	—	—	—	—	(1,969)	—	(1,969)
Other	—	—	—	5	—	—	—	(1)	1	5
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759
Comprehensive income	8,386	—	—	—	—	—	3,718	102,396	13,779	119,893
Cash dividends ($1.816 per share)	—	—	—	—	—	—	—	(120,361)	—	(120,361)
Five-for-four common stock split	—	54	79	(133)	—	—	—	(17)	—	(17)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,985	—	—	—	—	—	2,985
Share-based compensation expense	—	—	—	5,117	—	—	—	—	—	5,117
Proceeds from stock option exercises	—	1	2	460	—	—	—	—	—	463
Tax benefit from stock option exercises	—	—	—	5,191	—	—	—	—	—	5,191
Redemptions of common stock related to share-based compensation	—	—	—	(2,364)	—	—	—	—	—	(2,364)
Distributions to noncontrolling interests	(7,579)	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(16,610)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	7,454	—	—	—	—	—	—	(7,454)	—	(7,454)
Deferred compensation obligation	—	—	—	—	315	(315)	—	—	—	—
Other	401	—	—	1	—	—	(2)	—	24	23
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2011	$65,430	$171	$250	$226,120	$522	($522)	$3,033	$299,497	$91,083	$620,154
Comprehensive income (loss)	9,526	—	—	—	—	—	(6,457)	85,147	12,002	90,692
Cash dividends ($.086 per share)	—	—	—	—	—	—	—	(5,689)	—	(5,689)
Five-for-four common stock split	—	42	63	(105)	—	—	—	(16)	—	(16)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	982	—	—	—	—	—	982
Share-based compensation expense	—	—	—	3,948	—	—	—	—	—	3,948
Proceeds from stock option exercises	—	—	2	831	—	—	—	—	—	833
Tax benefit from stock option exercises	—	—	—	13,164	—	—	—	—	—	13,164
Redemptions of common stock related to share-based compensation	—	—	—	(307)	—	—	—	—	—	(307)
Distributions to noncontrolling interests	(9,090)	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(7,616)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	3,775	—	—	—	—	—	—	(3,775)	—	(3,775)
Noncontrolling interests assumed related to acquisitions	3,918	—	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	—	—	—	301	(301)	—	—	—	—
Other	1,223	—	—	(1)	—	—	(148)	(79)	1	(227)
Balances as of October 31, 2012	$67,166	$213	$315	$244,632	$823	($823)	($3,572)	$375,085	$103,086	$719,759

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2014	2013	2012
Operating Activities:
Net income from consolidated operations	$138,772	$124,561	$106,675
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	47,757	36,790	30,656
Impairment of intangible assets	15,000	—	—
Share-based compensation expense	6,426	5,117	3,948
Employer contributions to HEICO Savings and Investment Plan	6,302	2,985	982
Tax benefit from stock option exercises	93	5,191	13,164
Excess tax benefit from stock option exercises	(93)	(5,126)	(12,110)
Deferred income tax benefit	(16,745)	(5,785)	(2,834)
(Decrease) increase in accrued contingent consideration	(28,126)	(1,640)	119
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	6,999	(16,585)	(5,782)
Decrease (increase) in inventories	126	(14,877)	(7,484)
Decrease (increase) in prepaid expenses and other current assets	8,033	(4,918)	(1,072)
Increase (decrease) in trade accounts payable	2,511	(23)	4,269
(Decrease) increase in accrued expenses and other current liabilities	(3,090)	12,766	5,182
Increase (decrease) in income taxes payable	1,462	(7,273)	1,759
Other long-term assets and liabilities, net	5,262	653	1,113
Net cash provided by operating activities	190,689	131,836	138,585

Investing Activities:
Acquisitions, net of cash acquired	(8,737)	(222,638)	(197,285)
Capital expenditures	(16,410)	(18,328)	(15,262)
Other	(40)	(342)	(161)
Net cash used in investing activities	(25,187)	(241,308)	(212,708)

Financing Activities:
Borrowings on revolving credit facility	112,000	372,000	191,000
Payments on revolving credit facility	(159,000)	(126,000)	(100,000)
Distributions to noncontrolling interests	(79,212)	(7,579)	(9,090)
Cash dividends paid	(31,215)	(120,361)	(5,689)
Acquisitions of noncontrolling interests	(1,243)	(16,610)	(7,616)
Revolving credit facility issuance costs	(767)	(570)	(3,028)
Redemptions of common stock related to share-based compensation	(273)	(2,364)	(307)
Payment of contingent consideration	—	(601)	—
Excess tax benefit from stock option exercises	93	5,126	12,110
Proceeds from stock option exercises	708	463	833
Other	(1,206)	(296)	214
Net cash (used in) provided by financing activities	(160,115)	103,208	78,427

Effect of exchange rate changes on cash	(657)	312	(353)

Net increase (decrease) in cash and cash equivalents	4,730	(5,952)	3,951
Cash and cash equivalents at beginning of year	15,499	21,451	17,500
Cash and cash equivalents at end of year	$20,229	$15,499	$21,451
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

The consolidated financial statements include the accounts of HEICO Corporation and its subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates two subsidiaries which are 80.1% and 82.3% owned, respectively, and a joint venture, which is 84% owned. Also, HEICO Flight Support Corp. consolidates three subsidiaries which are 80.1%, 80.1%, and 84% owned, respectively. Furthermore, HEICO Electronic consolidates three subsidiaries, which are 80.1%, 82.5%, and 95.9% owned, respectively, and a wholly owned subsidiary of HEICO Electronic consolidates a subsidiary which is 78% owned. See Note 11, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

Stock Splits

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

Business Combinations

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  The operating results of acquired businesses are included in the Company’s results of operations

Index

beginning as of their effective acquisition dates. Acquisition costs are generally expensed as incurred and were not material in fiscal 2014, 2013 or 2012.

For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Information regarding additional contingent purchase consideration may be found in Note 2, Acquisitions and Note 7, Fair Value Measurements.

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

The Company’s intangible assets not subject to amortization consist principally of its trade names.  The Company’s intangible assets subject to amortization are amortized on the straight-line method (except for certain customer relationships amortized on an accelerated method) over the following estimated useful lives:

Customer relationships	6	to	10	years
Intellectual property	6	to	15	years
Licenses	10	to	17	years
Non-compete agreements	2	to	7	years
Patents	5	to	20	years
Trade names	5	to	10	years
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

Index

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

Investments

Investments are stated at fair value based on quoted market prices.  Investments that are intended to be held for less than one year are included within prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets, while those intended to be held for longer than one year are classified within other assets.  Unrealized gains or losses associated with available-for-sale securities are reported net of tax within other comprehensive income in shareholders’ equity.  Unrealized gains or losses associated with trading securities are recorded as a component of other income in the Company’s Consolidated Statements of Operations.

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

Defined Benefit Pension Plan

In connection with a fiscal 2013 acquisition, the Company assumed a frozen qualified defined benefit pension plan (the "Plan"). The Plan's benefits are based on employee compensation and years of service. However, since the Plan was closed to new participants effective December 31, 2004, the accrued benefit for Plan participants was fixed as of the date of acquisition. The Company uses an actuarial valuation to determine the projected benefit obligation of the Plan and records the difference between the fair value of the Plan's assets and the projected benefit obligation as of October 31 in its Consolidated Balance Sheets.

Index

Additionally, any actuarial gain or loss that arises during a fiscal year that is not recognized as a component of net periodic pension income or expense is recorded as a component of other comprehensive income or (loss), net of tax. See Note 10, Employee Retirement Plans, for additional information and disclosures about the Plan.

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from the rendering of services represented less than 10% of consolidated net sales for all periods presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 3%, 1% and 1% in fiscal 2014, 2013 and 2012, respectively.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2014, 2013 or 2012.

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

Index

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

Redeemable Noncontrolling Interests

As further detailed in Note 11, Redeemable Noncontrolling Interests, the holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that require the Company to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  The Put Rights are embedded in the shares owned by the noncontrolling interest holders and are not freestanding.  The Company tracks the carrying cost of such redeemable noncontrolling interests at historical cost plus an allocation of subsidiary earnings based on ownership interest, less dividends paid to the noncontrolling interest holders.  Redeemable noncontrolling interests are recorded outside of permanent equity at the higher of their carrying cost or management’s estimate of the Redemption Amount.  The initial adjustment to record redeemable noncontrolling

Index

interests at the Redemption Amount results in a corresponding decrease to retained earnings.  Subsequent adjustments to the Redemption Amount of redeemable noncontrolling interests may result in corresponding decreases or increases to retained earnings, provided any increases to retained earnings may only be recorded to the extent of decreases previously recorded.  Adjustments to Redemption Amounts based on fair value will have no affect on net income per share attributable to HEICO shareholders whereas the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value will affect net income per share attributable to HEICO shareholders.  Acquisitions of redeemable noncontrolling interests are treated as equity transactions.

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

As further detailed in “Redeemable Noncontrolling Interests” above, the portion of periodic adjustments to the carrying amount of redeemable noncontrolling interests based solely on a multiple of future earnings that reflect a redemption amount in excess of fair value affect net income attributable to HEICO for purposes of determining net income per share attributable to HEICO shareholders (see Note 12, Net Income per Share Attributable to HEICO Shareholders).

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

Index

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

The following table summarizes the allocation of the purchase price of Reinhold to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$76,424
Identifiable intangible assets	66,500
Inventories	10,753
Accounts receivable	8,830
Property, plant and equipment	7,994
Other assets	2,756
Total assets acquired, excluding cash	$173,257

Liabilities assumed:
Deferred income taxes	$25,613
Accrued expenses	6,994
Accounts payable	2,923
Defined benefit pension plan obligation, net	2,865
Accrued additional purchase consideration	1,499
Other liabilities	390
Total liabilities assumed	$40,284
Net assets acquired, excluding cash	$132,973

During fiscal 2014, the company recorded certain immaterial measurement period adjustments to the purchase price allocation of Reinhold, which are reflected in the table above. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Reinhold and the value of its assembled workforce that do not qualify for separate recognition. The operating results of Reinhold were included in the Company’s results of operations from the effective acquisition date. The Company’s consolidated net sales and net income attributable to HEICO for fiscal 2013 includes approximately $30.8 million and $2.8 million, respectively, from the acquisition of Reinhold.

Index

The following table presents unaudited pro forma financial information for fiscal 2012 as if the acquisition of Reinhold had occurred as of November 1, 2011 (in thousands):

Year ended
October 31, 2012
Net sales	$952,184
Net income from consolidated operations	$109,923
Net income attributable to HEICO	$88,382
Net income per share attributable to HEICO shareholders:
Basic	$1.34
Diluted	$1.33

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2011. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Had the acquisition been consummated as of November 1, 2011, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2013 would not have been materially different than the reported amounts.

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

Index

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

Other Acquisitions
In June 2014, the Company, through a subsidiary of its HEICO Flight Support Corp. subsidiary, acquired certain assets and liabilities of Quest Aviation Supply, Inc. (“Quest Aviation”). Quest Aviation is a niche supplier of parts to repair thrust reversers on various aircraft engines.
In October 2013, the Company acquired, through HEICO Electronic, all of the outstanding stock of Lucix Corporation ("Lucix") in a transaction carried out by means of a merger. Lucix is a leading designer and manufacturer of high performance, high reliability microwave modules, units, and integrated sub-systems for commercial and military satellites. The total consideration included an accrual of $7.0 million as of the acquisition date representing the fair value of contingent consideration the Company may have been obligated to pay had Lucix met certain earnings objectives during the last three months of the calendar year of acquisition. Additionally, the total consideration included an accrual of $13.7 million as of the

Index

acquisition date representing the fair value of contingent consideration the Company may be obligated to pay should Lucix meet certain earnings objectives during the subsequent two calendar years (2014 and 2015). As of the acquisition date, the maximum amount of contingent consideration that the Company could have been required to pay was $50.0 million in aggregate. See Note 7, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

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

In March 2012, the Company, through HEICO Electronic, acquired the business and substantially all of the assets of Ramona Research, Inc. (“Ramona Research”). Ramona Research designs and manufactures RF and microwave amplifiers, transmitters and receivers primarily used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems. The total consideration included an accrual of approximately $10.8 million as of the acquisition date representing the fair value of contingent consideration in aggregate that the Company may be obligated to pay if Ramona Research meets certain earnings objectives during each of the first five years following the acquisition. As of the acquisition date, the maximum amount of contingent consideration that the Company could be required to pay is $14.6 million. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation.

Index

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

The following table summarizes the allocation of the aggregate purchase price of the other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

	Year ended October 31,
	2014	2013	2012
Assets Acquired:
Goodwill	$2,552	$68,095	$18,499
Identifiable intangible assets	3,400	39,843	21,831
Accounts receivable	251	9,233	4,390
Property, plant and equipment	248	6,286	1,361
Inventories	250	3,112	4,688
Other assets	70	2,565	171
Total assets acquired, excluding cash	$6,771	$129,134	$50,940

Liabilities assumed:
Accrued additional purchase consideration	$—	$21,223	$11,982
Deferred income taxes	—	13,857	—
Accrued expenses	12	3,846	645
Accounts payable	—	1,746	445
Other liabilities	—	—	—
Total liabilities assumed	$12	$40,672	$13,072

Noncontrolling interests in consolidated subsidiaries	$—	$—	$3,918

Acquisitions, net of cash acquired	$6,759	$88,462	$33,950

The purchase price allocation of the Company's fiscal 2014 acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. During fiscal 2014, the Company recorded certain immaterial measurement period adjustments to the purchase price allocation of its other fiscal 2013 acquisitions, which are reflected in the table above. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of CSI Aerospace and Action Research, benefit both the Company and the noncontrolling interest holders. Based on the factors comprising the goodwill recognized and consideration of an insignificant control premium, the fair value of the noncontrolling interest in Action Research was determined based on the consideration of the purchase price paid by the Company for its controlling ownership interest.

Index

The fair value of the noncontrolling interest in CSI Aerospace was determined based on the consideration of the purchase price paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the Company’s fiscal 2014 acquisition were included in the Company’s results of operations from the effective acquisition date.  The amount of net sales and earnings of the fiscal 2014 acquisition included in the Consolidated Statements of Operations is not material.  Had the fiscal 2014 acquisition been consummated as of the beginning of fiscal 2013, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2014 and 2013 would not have been materially different than the reported amounts.

Additional Purchase Consideration

During fiscal 2014, 2013 and 2012, the Company made additional purchase consideration payments of $2.0 million, $1.2 million and $5.5 million, respectively, pursuant to the terms of the purchase agreements related to certain recent acquisitions.

As part of the purchase agreements associated with certain acquisitions consummated prior to fiscal 2010, the Company was obligated to pay additional purchase consideration based on the acquired subsidiary meeting certain earnings objectives following the acquisition. For such acquisitions, the Company accrued an estimate of additional purchase consideration when the earnings objectives were met. During fiscal 2012, the Company, through HEICO Electronic, paid $15.1 million of such additional purchase consideration, of which $4.8 million was accrued as of October 31, 2011. The amounts paid in fiscal 2012 were based on a multiple of each applicable subsidiary's earnings relative to target and were not contingent upon the former shareholders of the respective acquired entity remaining employed by the Company or providing future services to the Company. Accordingly, the amounts paid were recorded as additional goodwill as they represented an additional cost of the respective entity. As of October 31, 2014 and 2013, the Company had no remaining obligation to pay additional purchase consideration for acquisitions consummated prior to fiscal 2010.

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2014	2013
Accounts receivable	$151,812	$160,118
Less: Allowance for doubtful accounts	(2,143)	(3,096)
Accounts receivable, net	$149,669	$157,022

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
(in thousands)	2014	2013
Costs incurred on uncompleted contracts	$24,437	$22,548
Estimated earnings	11,747	25,391
	36,184	47,939
Less: Billings to date	(29,829)	(40,676)
	$6,355	$7,263
Included in the accompanying Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$8,161	$9,540
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(1,806)	(2,277)
	$6,355	$7,263

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2014, 2013 or 2012.

Inventories

	As of October 31,
(in thousands)	2014	2013
Finished products	$106,229	$103,234
Work in process	30,056	26,810
Materials, parts, assemblies and supplies	79,163	79,863
Contracts in process	2,594	9,941
Less: Billings to date	—	(955)
Inventories, net of valuation reserves	$218,042	$218,893

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method.  Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

	As of October 31,
(in thousands)	2014	2013
Land	$4,501	$4,515
Buildings and improvements	60,332	60,105
Machinery, equipment and tooling	139,963	131,855
Construction in progress	6,905	4,932
	211,701	201,407
Less: Accumulated depreciation and amortization	(117,836)	(103,670)
Property, plant and equipment, net	$93,865	$97,737

The amounts set forth above include tooling costs having a net book value of $6.0 million and $5.7 million as of October 31, 2014 and 2013, respectively. Amortization expense on capitalized tooling was $2.4 million, $2.2 million and $2.1 million in fiscal 2014, 2013 and 2012, respectively.

The amounts set forth above also include $4.6 million and $5.5 million of assets under capital leases as of October 31, 2014 and October 31, 2013, respectively. Accumulated depreciation associated with the assets under capital leases was $1.0 million and $1.1 million as of October 31, 2014 and October 31, 2013, respectively. See Note 5, Long-Term Debt, for additional information pertaining to these capital lease obligations.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $17.1 million, $13.4 million and $11.6 million in fiscal 2014, 2013 and 2012, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2014	2013
Accrued employee compensation and related payroll taxes	$52,480	$52,435
Deferred revenue	12,481	11,529
Accrued customer rebates and credits	10,924	14,787
Accrued additional purchase consideration	90	9,142
Other	16,603	17,841
Accrued expenses and other current liabilities	$92,578	$105,734

The total customer rebates and credits deducted within net sales in fiscal 2014, 2013 and 2012 was $8.3 million, $8.3 million and $2.8 million, respectively. The principal reason why the amount of customer rebates and credits deducted within net sales in fiscal 2012 is less than it was in fiscal 2014 and 2013 is fiscal 2012 reflected a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in the associated rebate percentages. The decrease in the amount of accrued customer rebates and credits principally reflects payments

Index

made during fiscal 2014 of certain amounts accrued over a two to three year period. The decrease in accrued additional purchase consideration pertains to a fiscal 2013 and a fiscal 2012 acquisition for which the underlying earnings objectives were not met. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligations.

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock.  The LCP does not provide for diversification of a director’s assets allocated to Company common stock.  The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the LCP charged to income in fiscal 2014, 2013 and 2012 totaled $5.3 million, $4.3 million and $3.8 million, respectively.  The aggregate liabilities of the LCP were $65.0 million and $51.9 million as of October 31, 2014 and 2013, respectively, and are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $65.9 million and $52.7 million as of October 31, 2014 and 2013, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $5.5 million and $5.0 million as of October 31, 2014 and 2013, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan available to selected employees.  The Company makes no contributions to this plan.  The assets of this plan, which equaled the deferred compensation liability as of October 31, 2014 and 2013, respectively, are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets.  Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

Index

Research and Development Expenses

The amount of new product research and development expenses (R&D expenses) included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2014	2013	2012
R&D expenses	$37,377	$32,897	$30,395

Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the fiscal year ended October 31, 2014 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Income (Loss)
Balances at October 31, 2013	($466)	$610	$144
Unrealized loss	(7,882)	(551)	(8,433)
Balances at October 31, 2014	($8,348)	$59	($8,289)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during fiscal 2014 and 2013 by operating segment are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2012	$203,539	$338,575	$542,114
Goodwill acquired	76,424	68,068	144,492
Foreign currency translation adjustments	—	1,991	1,991
Adjustments to goodwill	(108)	—	(108)
Balances as of October 31, 2013	279,855	408,634	688,489
Goodwill acquired	2,552	—	2,552
Foreign currency translation adjustments	—	(4,797)	(4,797)
Adjustments to goodwill	—	27	27
Balances as of October 31, 2014	$282,407	$403,864	$686,271

The goodwill acquired during fiscal 2014 and 2013 relates to the acquisitions consummated in those respective years as described in Note 2, Acquisitions.  Goodwill acquired represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The foreign currency translation adjustments reflect unrealized translation gains or losses on the goodwill recognized in connection with foreign subsidiaries.  Foreign currency translation adjustments are included in other comprehensive income in the Company's Consolidated Statements of Comprehensive

Index

Income. The adjustments to goodwill during fiscal 2014 and 2013 represent immaterial measurement period adjustments to the purchase price allocations of certain fiscal 2013 and 2012 acquisitions, respectively. The Company estimates that all $3 million and approximately $5 million of the goodwill acquired in fiscal 2014 and 2013, respectively, is deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2014, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Identifiable intangible assets consist of (in thousands):

	As of October 31, 2014			As of October 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$144,478	($55,393)	$89,085	$156,801	($38,461)	$118,340
Intellectual property	73,005	(17,620)	55,385	75,095	(10,795)	64,300
Licenses	2,900	(1,645)	1,255	2,900	(1,381)	1,519
Non-compete agreements	1,020	(1,020)	—	1,132	(1,132)	—
Patents	712	(405)	307	642	(351)	291
Trade names	166	(17)	149	566	(448)	118
	222,281	(76,100)	146,181	237,136	(52,568)	184,568
Non-Amortizing Assets:
Trade names	54,629	—	54,629	56,990	—	56,990
	$276,910	($76,100)	$200,810	$294,126	($52,568)	$241,558

The decrease in the gross carrying amount of customer relationships, non-amortizing trade names and intellectual property primarily reflects impairment losses of $11.2 million, $1.9 million and $1.9 million, respectively, recognized during fiscal 2014. The impairment losses were due to reductions in the estimated future cash flows associated with such intangible assets within the ETG (see Note 7, Fair Value Measurements). The impairment losses pertaining to customer relationships and trade names were recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statement of Operations and the impairment loss pertaining to intellectual property was recorded as a component of cost of sales. The Company recognized certain intangible assets during fiscal 2014 in connection with an acquisition (see Note 2, Acquisitions). The amortization period of the customer relationships, intellectual property and amortizing trade names acquired is 8 years, 15 years, and 8 years, respectively.

Amortization expense related to intangible assets was $27.7 million, $20.6 million and $16.2 million in fiscal 2014, 2013 and 2012, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $23.4 million in fiscal 2015, $21.8 million in fiscal 2016, $20.9 million in fiscal 2017, $19.1 million in fiscal 2018, $17.2 million in fiscal 2019 and $43.8 million thereafter.

Index

5.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of October 31,
	2014	2013
Borrowings under revolving credit facility	$326,000	$373,000
Capital leases and notes payable	3,109	4,515
	329,109	377,515
Less: Current maturities of long-term debt	(418)	(697)
	$328,691	$376,818

As of October 31, 2014, the Company's long-term debt, excluding capital leases, consisted solely of $326.0 million of borrowings under its revolving credit facility, all of which will mature in fiscal 2019.

Capital Lease Obligations

A subsidiary of HEICO Electronic is a party to a capital lease for a manufacturing facility and related property in France.  The lease contains a bargain purchase option and has a twelve-year term, which began in fiscal 2011. Additionally, the subsidiary is a party to various capital leases, principally for manufacturing equipment, with lease terms ranging from approximately three to five years. The estimated future minimum lease payments of all capital leases for the next five fiscal years and thereafter are as follows (in thousands):

Year ending October 31,
2015	$547
2016	506
2017	442
2018	436
2019	436
Thereafter	1,276
Total minimum lease payments	3,643
Less: amount representing interest	534
Present value of minimum lease payments	$3,109

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

Index

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
As of October 31, 2014 and 2013, the weighted average interest rate on borrowings under the Credit Facility was 1.3%. The Credit Facility contains both financial and non-financial covenants. As of October 31, 2014, the Company was in compliance with all such covenants.

Index

6.    INCOME TAXES

The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2014	2013	2012
Domestic	$185,842	$168,643	$157,189
Foreign	12,730	12,118	3,986
Income before taxes and noncontrolling interests	$198,572	$180,761	$161,175

The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2014	2013	2012
Current:
Federal	$63,264	$49,275	$48,461
State	10,145	9,060	7,516
Foreign	3,136	3,650	1,357
	76,545	61,985	57,334
Deferred	(16,745)	(5,785)	(2,834)
Total income tax expense	$59,800	$56,200	$54,500

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.9	3.1	3.1
Nontaxable reduction in accrued contingent consideration	(3.4)	—	—
Domestic production activities tax deduction	(1.6)	(1.2)	(1.3)
Research and development tax credits	(1.2)	(2.6)	(1.7)
Noncontrolling interests’ share of income	(1.0)	(1.3)	(1.7)
Tax-exempt gains on corporate owned life insurance policies	(.6)	(1.4)	(.5)
Other, net	—	(.5)	.9
Effective tax rate	30.1%	31.1%	33.8%

Index

The Company's effective tax rate in fiscal 2014 decreased to 30.1% from 31.1% in fiscal 2013. The decrease is principally attributed to the impact of a nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a fiscal 2013 acquisition acquired by means of a stock transaction. The aforementioned decrease in the effective tax rate was partially offset by lower U.S. federal research and development ("R&D") tax credits recognized in fiscal 2014 due to the expiration of the U.S. federal R&D tax credit in December 2013 compared to fiscal 2013 during which the retroactive extension of the U.S. federal R&D tax credit in the first quarter resulted in twenty-two months of U.S. federal R&D tax credits recognized that year. Additionally, the decrease in the effective rate was partially offset by higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP") in fiscal 2013 compared to fiscal 2014.

The Company's effective tax rate in fiscal 2013 decreased to 31.1% from 33.8% in fiscal 2012. The decrease is partially due to higher research and development tax credits recognized in fiscal 2013 resulting from the retroactive extension of the U.S. federal R&D tax credit in January 2013 to cover a two-year period from January 1, 2012 to December 31, 2013. The decrease in the effective tax rate was also attributed to the benefit from higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP and a larger income tax deduction recognized for the special and extraordinary cash dividend paid in December 2012 to participants of the HEICO Savings and Investment Plan holding HEICO common stock.

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

Index

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2014	2013
Deferred tax assets:
Deferred compensation liability	$27,568	$22,242
Inventories	23,099	21,673
Share-based compensation	7,427	5,002
Bonus accrual	4,031	3,394
Deferred revenue	2,660	—
R&D related carryforward	2,068	4,045
Vacation accrual	1,724	1,676
Customer rebates accrual	1,635	2,706
Other	8,258	7,958
Total deferred tax assets	78,470	68,696

Deferred tax liabilities:
Goodwill and other intangible assets	(144,381)	(148,711)
Property, plant and equipment	(9,090)	(12,486)
Other	(880)	(1,154)
Total deferred tax liabilities	(154,351)	(162,351)
Net deferred tax liability	($75,881)	($93,655)

The net deferred tax liability is classified in the Company’s Consolidated Balance Sheets as follows (in thousands):

	As of October 31,
	2014	2013
Current asset	$34,485	$33,036
Long-term asset	1,063	1,791
Long-term liability	(111,429)	(128,482)
Net deferred tax liability	($75,881)	($93,655)

The decrease in the Company's net deferred tax liability from $93.7 million as of October 31, 2013 to $75.9 million as of October 31, 2014 and the increase in the deferred income tax benefit from $5.8 million in fiscal 2013 to $16.7 million in fiscal 2014 is related to several items including the impact of impairment losses and amortization expense associated with intangible assets recognized in connection with fiscal 2013 acquisitions, the expiration of the bonus depreciation allowance on new property, plant and equipment acquired on or after January 1, 2014, and an increase in long-term deferred revenue. Additionally, the increase in the deferred tax asset related to the LCP resulting from additional compensation deferrals and higher earnings on deferred balances contributed to the decrease in the Company's net deferred tax liability.

Index

As of October 31, 2014 and 2013, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $.9 million and $1.1 million, respectively, of which $.6 million and $.8 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during the fiscal years ended October 31, 2014 and 2013 is as follows (in thousands):

	Year ended October 31,
	2014	2013
Balances as of beginning of year	$1,072	$2,527
Increases related to prior year tax positions	10	58
Decreases related to prior year tax positions	—	(967)
Increases related to current year tax positions	138	108
Settlements	(22)	(570)
Lapse of statutes of limitations	(319)	(84)
Balances as of end of year	$879	$1,072

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

The Company's net liability for unrecognized tax benefits was $.8 million as of October 31, 2014, including $.3 million of interest and penalties and net of $.4 million in deferred tax assets. The Company’s net liability for unrecognized tax benefits was $1.0 million as of October 31, 2013, including $.3 million of interest and penalties and net of $.4 million in deferred tax assets. The Company recognized interest and penalties of ($.1) million, ($.2) million and $.4 million in fiscal 2014, 2013 and 2012, respectively, related to unrecognized tax benefits.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2010.

Index

7.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$61,958	$—	$61,958
Money market funds	3,974	—	—	3,974
Equity securities	2,225	—	—	2,225
Mutual funds	1,903	—	—	1,903
Other	1,339	50	—	1,389
Total assets	$9,441	$62,008	$—	$71,449

Liabilities:
Contingent consideration	$—	$—	$1,184	$1,184

	As of October 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$52,655	$—	$52,655
Money market deposit accounts	1,470	—	—	1,470
Equity securities	1,940	—	—	1,940
Mutual funds	1,529	—	—	1,529
Other	—	46	—	46
Total assets	$4,939	$52,701	$—	$57,640

Liabilities:
Contingent consideration	$—	$—	$29,310	$29,310

The Company maintains two non-qualified deferred compensation plans.  The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company's other deferred compensation plan are principally invested in equity securities, mutual funds and money market deposit accounts that are classified within Level 1. The assets of both

Index

plans are held within irrevocable trusts and classified within other assets in the Company’s Consolidated Balance Sheets.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may have been obligated to pay contingent consideration of up to $20.0 million had the acquired entity met certain earnings objectives during the last three months of the calendar year of acquisition and may be obligated to pay contingent consideration of up to $30.0 million should the acquired entity meet certain earnings objectives during each of the next two calendar years (2014 and 2015). In December 2013, the acquired entity incurred unanticipated costs associated with certain contracts for which revenue is recognized on the percentage-of-completion method and as a result, did not meet its calendar 2013 related earnings objectives. Accordingly, the $7.0 million contingent consideration accrued as of October 31, 2013 was recorded as a reduction to selling, general and administrative expenses ("SG&A") in the Company's Consolidated Statement of Operations in the first quarter of fiscal 2014. The estimated fair value of the contingent consideration for the calendar 2014 and 2015 earnings period was $1.2 million as of October 31, 2014 compared to $13.7 million as of October 31, 2013. The $12.5 million decrease in the fair value of the contingent consideration is principally attributed to revised earnings estimates that reflect less favorable projected market conditions for certain of the space products it produces and was recorded as a reduction to SG&A expenses. Additionally, the aforementioned conditions resulted in the Company concluding it had a triggering event requiring assessment of impairment of the subsidiary's intangible assets during fiscal 2014. Please see below for further information pertaining to the measurement and recognition of impairment losses associated with the intangible assets of this subsidiary.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may be obligated to pay contingent consideration of up to $10.6 million in aggregate should the acquired entity meet certain earnings objectives during each of the next three years following the second anniversary date of the acquisition. The $8.6 million estimated fair value of the contingent consideration as of October 31, 2013 was recorded as a reduction to SG&A expenses in the Company's Consolidated Statement of Operations during fiscal 2014. The decrease in the fair value of the contingent consideration is principally attributed to revised earnings estimates that reflect less favorable market conditions for certain of the defense products it produces. Additionally, the aforementioned conditions resulted in the Company concluding it had a triggering event requiring assessment of impairment of the subsidiary's intangible assets during fiscal 2014. Please see below for further information pertaining to the measurement and recognition of impairment losses associated with the intangible assets of this subsidiary.

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

Index

related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's consolidated statements of operations.

The Level 3 inputs used to derive the estimated fair values of the contingent consideration as of October 31, 2014 are as follows:

	Fiscal 2013 Acquisition	Fiscal 2012 Acquisition
Compound annual revenue growth rate range	(7%) - 20%	(8%) - 26%
Weighted average discount rate	2.6%	3.0%

Changes in the Company’s assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the fiscal years ended October 31, 2014 and 2013 are as follows (in thousands):

	Assets	Liabilities
Balances as of October 31, 2012	$538	$10,897
Contingent consideration related to acquisition	—	20,654
Payment of contingent consideration	—	(601)
Decrease in accrued contingent consideration	—	(1,640)
Total realized gains	48	—
Sales	(586)	—
Balances as of October 31, 2013	—	29,310
Decrease in accrued contingent consideration	—	(28,126)
Balances as of October 31, 2014	$—	$1,184

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2014 and 2013.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2014 due to the relatively short maturity of the respective instruments.  The carrying value of long-term debt approximates fair value due to its variable interest rates.

During fiscal 2014, certain customer relationships, non-amortizing trade names and intellectual property within the ETG were measured at fair value on a nonrecurring basis, resulting in the recognition of impairment losses aggregating $15.0 million.

Index

The fair values of the Company’s nonfinancial assets and liabilities that were measured at fair value on a nonrecurring basis, which are classified within Level 3, and the related impairment losses recognized in fiscal 2014 are as follows (in thousands):

	Carrying Amount	Impairment Loss	Fair Value (Level 3)
Assets:
Customer relationships	$19,366	($11,200)	$8,166
Non-amortizing trade names	10,000	(1,900)	8,100
Intellectual property	2,302	(1,900)	402
Impairment of intangible assets		($15,000)

The fair values of such customer relationships, non-amortizing trade names and intellectual property were determined using variations of the income approach which apply an asset-specific discount rate to a forecast of asset-specific cash flows. These methods utilize certain significant unobservable inputs categorized as Level 3. The Level 3 inputs used to derive the estimated fair values of the customer relationships, non-amortizing trade names and intellectual property during fiscal 2014 are as follows:

	Customer Relationships	Non-Amortizing Trade Names	Intellectual Property
Valuation method	Excess Earnings	Relief from Royalty	Relief from Royalty
Discount rate	15.0% - 19.0%	14.0% - 18.0%	19.0%
Annual attrition rate	25.0% - 30.0%	N/A	20.0%
Royalty rate	N/A	1.0% - 2.5%	6.0%

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

Index

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

Common Stock and Class A Common Stock

Each share of Common Stock is entitled to one vote per share.  Each share of Class A Common Stock is entitled to a 1/10 vote per share.  Holders of the Company’s Common Stock and Class A Common Stock are entitled to receive when, as and if declared by the Board of Directors, dividends and other distributions payable in cash, property, stock or otherwise.  In the event of liquidation, after payment of debts and other liabilities of the Company, the remaining assets of the Company will be distributable ratably among the holders of all classes of common stock.

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

Share Repurchases

In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase Company shares in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2014, the maximum number of shares that may yet be purchased under this program was 2,501,813 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2014, 2013 and 2012, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2014, the Company repurchased an aggregate 6,833 shares of Class A Common Stock at a total cost of approximately $.3 million. The shares purchased represent shares tendered as payment of employee withholding taxes due upon the issuance of a share-based award. During fiscal 2013, the Company repurchased an aggregate 36,354 shares of Common Stock at a total cost of $1.3 million and an aggregate 39,965 shares of Class A Common Stock at a total cost of $1.1 million. During fiscal 2012, the Company repurchased an aggregate 3,808 shares of Common Stock at a total cost of approximately $.1 million and an aggregate 7,510 shares of Class A Common Stock at a total cost of $.2 million. The transactions

Index

in fiscal 2013 and 2012 occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options. The shares purchased in fiscal 2014, 2013 and 2012 did not impact the number of shares authorized for future purchase under the Company’s share repurchase program and are reflected as redemptions of common stock related to share-based compensation in the Company's Consolidated Statements of Shareholders' Equity and the Company's Consolidated Statements of Cash Flows.

Special and Extraordinary Cash Dividends

In January 2014, the Company paid a special and extraordinary $.35 per share cash dividend on both classes of HEICO's common stock as well as its regular semi-annual $.06 per share cash dividend. In December 2012, the Company paid a special and extraordinary $1.712 per share cash dividend on both classes of HEICO's common stock as well as a regular semi-annual $.048 per share cash dividend that was accelerated from January 2013. The dividends, which aggregated $27.2 million in fiscal 2014 and $116.6 million in fiscal 2013, were principally funded from borrowings under the Company's revolving credit facility.

Noncontrolling Interests

Consistent with the Company's past practice of increasing its ownership in certain non-wholly-owned subsidiaries, on February 14, 2014, HEICO Corporation acquired the 20% noncontrolling interest held by LHT in four of the Company's existing subsidiaries principally operating in the specialty products and distribution businesses within HEICO Aerospace (the “Transaction”). Pursuant to the Transaction, HEICO Aerospace paid dividends proportional to the ownership (80%/20%) to HEICO and LHT, and HEICO transferred the businesses to HEICO Flight Support Corp. HEICO did not record any gain or loss in connection with the Transaction. LHT’s dividend of $67.4 million was paid in cash, principally using proceeds from the Company’s revolving credit facility. LHT remains a 20% owner in HEICO Aerospace, a leading producer of PMA parts and component repair and overhaul services.

During fiscal 2014, the Put Right held by the noncontrolling interest holders in one of the Company's subsidiaries expired, resulting in a reclassification of the Redemption Amount from redeemable noncontrolling interests (temporary equity) to noncontrolling interests (permanent equity). See Note 11, Redeemable Noncontrolling Interests, for additional information.

9.    SHARE-BASED COMPENSATION

The Company currently maintains one share-based compensation plan, the HEICO Corporation 2012 Incentive Compensation Plan (“2012 Plan”), under which it may grant various forms of share-based compensation awards including, but not limited to, stock options, restricted stock, restricted stock awards and stock appreciation rights. The 2012 Plan became effective in March 2012, the same time the Company's 2002 Stock Option Plan (“2002 Plan”) and its remaining 2.0 million unissued shares expired. Also, in March 2012, the Company made a decision to no longer issue options under its Non-Qualified Stock Option Plan (“NQSOP”) under

Index

which less than .1 million remaining unissued shares were cancelled.  Options outstanding under the 2002 Plan and NQSOP may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2012 Plan is 2.7 million plus any options outstanding under the 2002 Plan and NQSOP as of the 2012 Plan's effective date and that are subsequently forfeited or expire.  A total of 4.9 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2014, including 3.3 million shares currently under option and 1.6 million shares available for future grants.

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

Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2011	2,083	2,893	$14.50
Shares approved by the Shareholders for the 2012 Incentive Compensation Plan	2,656	—	$—
Granted	(323)	323	$24.97
Cancelled unissued shares under the NQSOP	(23)	—	$—
Expired unissued shares under the 2002 Plan	(2,004)	—	$—
Exercised	—	(317)	$3.22
Outstanding as of October 31, 2012	2,389	2,899	$16.90
Granted	(549)	549	$35.74
Exercised	—	(306)	$3.78
Outstanding as of October 31, 2013	1,840	3,142	$21.48
Granted	(161)	161	$43.37
Stock award issuance	(62)	—	$—
Exercised	—	(39)	$18.36
Outstanding as of October 31, 2014	1,617	3,264	$22.59

Index

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2014 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,484	$21.14	5.4	$49,119
Class A Common Stock	1,780	$23.80	6.6	39,113
	3,264	$22.59	6.1	$88,232

	Options Exercisable
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,181	$18.32	5.0	$42,425
Class A Common Stock	854	$16.48	5.2	24,997
	2,035	$17.55	5.1	$67,422

Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2014	2013	2012
Cash proceeds from stock option exercises	$708	$463	$833
Tax benefit realized from stock option exercises	93	5,191	13,164
Intrinsic value of stock option exercises	929	8,033	7,008

Net income attributable to HEICO for the fiscal years ended October 31, 2014, 2013 and 2012 includes compensation expense of $6.2 million, $5.1 million and $3.9 million, respectively, and an income tax benefit of $2.4 million, $2.0 million and $1.5 million, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2014, there was $14.5 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 3.2 years.  The total fair value of stock options that vested in fiscal 2014, 2013 and 2012 was $5.9 million, $4.5 million and $3.6 million, respectively.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2014 would become immediately exercisable.

For the fiscal years ended October 31, 2014, 2013 and 2012, the excess tax benefit resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised was $.1 million, $5.1 million and $12.1 million, respectively, and is presented as a financing activity in the Company’s Consolidated Statements of Cash Flows.

Index

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the fiscal years ended October 31, 2014, 2013 and 2012:

	2014	2013		2012
	Class A Common Stock	Common Stock	Class A Common Stock	Class A Common Stock
Expected stock price volatility	38.04%	39.94%	38.40%	40.11%
Risk-free interest rate	2.06%	2.02%	1.85%	1.19%
Dividend yield	.38%	.24%	.33%	.32%
Forfeiture rate	.00%	.00%	.00%	.00%
Expected option life (years)	7	9	7	7
Weighted average fair value	$17.23	$20.24	$14.29	$10.20

In fiscal 2013, the Company granted restricted shares in the common stock of one of its subsidiaries representing approximately 1% of the equity of the subsidiary. The shares cliff vest in fiscal 2018. Net income attributable to HEICO includes compensation expense of $.2 million in fiscal 2014 and less than $.1 million in fiscal 2013 related to unvested restricted shares. As of October 31, 2014, there was $.7 million of pre-tax unrecognized compensation expense related to the unvested restricted shares, which is expected to be recognized over the next 3.2 years.

In fiscal 2014, the Company issued 24,982 shares of Class A Common Stock in lieu of cash to satisfy an employee bonus award, which was accrued in fiscal 2013. Pursuant to the terms of the 2012 Plan, this stock award reduced the share reserve for issuance under the 2012 Plan by 62,455 shares.

10.    EMPLOYEE RETIREMENT PLANS

The HEICO Savings and Investment Plan (the “401(k) Plan”) is a qualified defined contribution retirement plan under which eligible employees of the Company and its participating subsidiaries may make Elective Deferral Contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code.  The Company generally makes a 25% or 50% Employer Matching Contribution, as determined by the Board of Directors, based on a participant’s Elective Deferral Contribution up to 6% of the participant’s Compensation for the Elective Deferral Contribution period.  The 401(k) Plan also provides that the Company may make additional Employer Contributions. Employer Contributions may be contributed in the form of the Company’s common stock or cash, as determined by the Company. Employer Contributions awarded in the form of Company common stock are valued based on the fair value of the underlying shares as of the effective date of contribution. Employer Contributions may be diversified by a participant into any of the participant-directed investment options of the 401(k) Plan; however, Employee Contributions may not be invested in Company common stock.

Participants receive 100% vesting of Employee Contributions and cash dividends received on Company common stock.  Vesting in Employer Contributions is based on a

Index

participant’s number of years of vesting service.  Employer Contributions to the 401(k) Plan charged to income in fiscal 2014, 2013 and 2012 totaled $6.3 million, $3.2 million and $3.0 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

In fiscal 2012, the Company's Board of Directors authorized 187,500 shares of the Company's Common Stock and 187,500 shares of the Company's Class A Common Stock be reversed and made available for issuance under the 401(k) Plan. Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2011	—	—
Shares registered for issuance to the 401(k) Plan	187	187
Issuance of common stock to 401(k) Plan	(17)	(17)
Shares available for issuance as of October 31, 2012	170	170
Issuance of common stock to 401(k) Plan	(45)	(45)
Shares available for issuance as of October 31, 2013	125	125
Issuance of common stock to 401(k) Plan	(57)	(57)
Shares available for issuance as of October 31, 2014	68	68

In connection with a fiscal 2013 acquisition, the Company assumed a frozen qualified defined benefit pension plan (the "Plan"). The Plan's benefits are based on employee compensation and years of service. However, since the Plan was closed to new participants effective December 31, 2004, the accrued benefit for Plan participants was fixed as of the date of acquisition and therefore the Plan's accumulated benefit obligation is equal to the projected benefit obligation. The acquired projected benefit obligation and plan assets were recorded at fair value as of the acquisition date.

Index

Changes in the Plan's projected benefit obligation and plan assets during fiscal 2013 subsequent to the acquisition and for the fiscal year ended October 31, 2014 are as follows (in thousands):

Change in projected benefit obligation:
Acquired projected benefit obligation	$14,539
Actuarial gain	(1,165)
Interest cost	236
Benefits paid	(397)
Projected benefit obligation as of October 31, 2013	13,213
Actuarial loss	930
Interest cost	610
Benefits paid	(938)
Projected benefit obligation as of October 31, 2014	$13,815

Change in plan assets:
Acquired plan assets	$11,674
Actual return on plan assets	120
Benefits paid	(397)
Fair value of plan assets as of October 31, 2013	11,397
Actual return on plan assets	764
Employer contributions	136
Benefits paid	(938)
Fair value of plan assets as of October 31, 2014	$11,359

Funded status as of October 31, 2013	($1,816)
Funded status as of October 31, 2014	($2,456)

The $2.5 million and $1.8 million difference between the projected benefit obligation and fair value of plan assets as of October 31, 2014 and October 31, 2013, respectively, are included in other long-term liabilities within the Company's Consolidated Balance Sheets. Additionally, the Plan experienced a $.9 million net actuarial loss and $1.0 million net actuarial gain during fiscal 2014 and 2013, respectively, that were recognized in other comprehensive income (where they are reported net of ($.3) million and $.4 million of tax, respectively). As of October 31, 2014, $.1 million represents the total actuarial gain in accumulated other comprehensive income that have yet to be recognized as a component of net periodic pension income. The Company does not expect to recognize any of the amount within accumulated other comprehensive income as of October 31, 2014 as a component of net periodic pension income during fiscal 2015.

Index

Weighted average assumptions used to determine the projected benefit obligation as of October 31, 2014 and October 31, 2013 and net pension income for the fiscal year ended October 31, 2014 and October 31, 2013 are as follows:

	Projected Benefit Obligation		Net Pension Income
	2014	2013	2014	2013
Discount rate	4.20%	4.79%	4.79%	3.99%
Expected return on plan assets	N/A	N/A	6.75%	6.75%

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

Components of net pension income for the fiscal years ended October 31, 2014 and October 31, 2013 that were recorded within the Company's Consolidated Statements of Operations are as follows (in thousands):

	Year ended October 31,
	2014	2013
Expected return on plan assets	$739	$320
Interest cost	610	236
Net pension income	$129	$84

The Company anticipates making contributions of $.1 million to the Plan during fiscal 2015. Estimated future benefit payments to be made during each of the next five fiscal years and in aggregate during the succeeding five fiscal years are as follows (in thousands):

Year ending October 31,
2015	$921
2016	904
2017	897
2018	868
2019	895
2020-2024	4,244

Index

The fair value of the Plan's assets are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$5,678	$—	$—	$5,678
Fixed income securities	5,563	—	—	5,563
Money market funds and cash	118	—	—	118
	$11,359	$—	$—	$11,359

	As of October 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$2,212	$—	$—	$2,212
Fixed income securities	9,060	—	—	9,060
Money market funds and cash	125	—	—	125
	$11,397	$—	$—	$11,397

Equity securities consist of investments in common stocks, mutual funds and exchange traded funds. Fixed income securities consist of investments in mutual funds.

The Plan's actual and targeted asset allocations by investment category are as follows:

	As of October 31,
	2014		2013
	Actual	Target	Actual	Target
Equity securities	50%	50%	19%	20%
Fixed income securities	49%	50%	80%	80%
Money market funds and cash	1%	—%	1%	—%
	100%	100%	100%	100%

During fiscal 2014, the Company modified the Plan's asset allocation policy from that which was established prior to the acquisition. The Company's objective is to maximize long-term investment return while maintaining an acceptable level of risk that is accomplished through broad diversification of the Plan's assets.

Index

11.    REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2022.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of October 31, 2014, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $40.0 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the actual or earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of October 31, 2014 redeemable at fair value is approximately $27.7 million and the portion redeemable based solely on a multiple of future earnings is approximately $12.3 million.

A summary of the put and call rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries and a description of any transactions involving redeemable noncontrolling interests during fiscal 2014, 2013 and 2012 is as follows:

The Company acquired an 80.1% interest in a subsidiary through the ETG in fiscal 2004. As part of the purchase agreement, the noncontrolling interest holders had the right to cause the Company to purchase their interests over a five-year period. During fiscal 2014, the noncontrolling interest holders' Put Right expired, resulting in a reclassification of the Redemption Amount from redeemable noncontrolling interests (temporary equity) to noncontrolling interests (permanent equity). Furthermore, the Company has the right to purchase the noncontrolling interests over a five-year period beginning in fiscal 2015, or sooner under certain conditions.

Pursuant to the purchase agreement related to the acquisition of an 85% interest in a subsidiary by the ETG in fiscal 2005, the noncontrolling interest holders have the right to cause the Company to purchase their interests over a four-year period beginning in fiscal 2007 or thereafter. Certain noncontrolling interest holders exercised their option during prior years, which resulted in the Company increasing its ownership interest in the subsidiary to 95.9% effective fiscal 2011.

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, certain noncontrolling interest holders exercised their option to cause the Company to purchase an aggregate 29% interest, which was completed in fiscal 2011. During fiscal 2012, the remaining noncontrolling interest holder exercised their option to cause the Company to purchase the remaining 20% interest, of which 6.7% was acquired effective February 2012 and 13.3% was acquired effective December 2012. During fiscal 2014, the Company paid a purchase price adjustment for the portion of the redeemable

Index

noncontrolling interests acquired in December 2012 that was based on the acquired entity's actual fiscal 2013 earnings.

The Company acquired an 80.1% interest in a subsidiary through the FSG in fiscal 2006. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a four-year period and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

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

The Company acquired an 82.5% interest in a subsidiary through the ETG in fiscal 2009. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests in a lump sum transaction and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interests over the same period.

The Company acquired an 80.1% interest in a subsidiary through the FSG in fiscal 2011. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a two-year period beginning in fiscal 2015, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

During fiscal 2012, one of the subsidiaries of the ETG formed a new subsidiary which acquired certain assets and liabilities of two businesses in exchange for shares aggregating 22% of its equity interest, valued at $.4 million. The noncontrolling interest holders have the right to cause the Company to purchase their equity interests over a two-year period beginning in fiscal 2017.

The Company acquired an 84% interest in a subsidiary through the FSG in fiscal 2012. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2018, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

The Company acquired an 80.1% interest in a subsidiary through the FSG in fiscal 2012. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2019, or sooner under certain conditions, and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interests over the same period.

Index

The purchase prices of the redeemable noncontrolling interests acquired in fiscal 2014 and 2012 were paid using cash provided by operating activities. The purchase price of the redeemable noncontrolling interests acquired in fiscal 2013 was paid using proceeds from the Company's revolving credit facility. The aggregate cost of the redeemable noncontrolling interests acquired was $1.2 million, $16.6 million and $7.6 million in fiscal 2014, 2013 and 2012, respectively.

12.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2014	2013	2012
Numerator:
Net income attributable to HEICO	$121,293	$102,396	$85,147
Adjustments to redemption amount of redeemable noncontrolling interests (see Note 1)	—	—	13
Net income attributable to HEICO, as adjusted	$121,293	$102,396	$85,160

Denominator:
Weighted average common shares outstanding - basic	66,463	66,298	65,861
Effect of dilutive stock options	990	684	763
Weighted average common shares outstanding - diluted	67,453	66,982	66,624

Net income per share attributable to HEICO shareholders:
Basic	$1.82	$1.54	$1.29
Diluted	$1.80	$1.53	$1.28

Anti-dilutive stock options excluded	430	754	888

Index

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
2014	$266,826	$282,232	$291,030	$292,223
2013	$216,490	$237,708	$267,133	$287,426
Gross profit:
2014	$92,117	$99,922	$103,327	$102,946
2013	$77,589	$89,448	$97,540	$106,604
Net income from consolidated operations:
2014	$32,562	$32,780	$37,352	$36,078
2013	$24,984	$29,046	$34,768	$35,763
Net income attributable to HEICO:
2014	$27,455	$28,367	$33,366	$32,105
2013	$19,958	$23,700	$28,947	$29,791
Net income per share attributable to HEICO:
Basic:
2014	$.41	$.43	$.50	$.48
2013	$.30	$.36	$.44	$.45
Diluted:
2014	$.41	$.42	$.49	$.48
2013	$.30	$.35	$.43	$.44

During the fourth quarter of fiscal 2014, the Company recorded a reduction in accrued contingent consideration related to a fiscal 2012 acquisition that was partially offset by impairment losses related to the write-down of certain intangible assets at the acquired business resulting in an increase in net income attributable to HEICO of approximately $1.7 million, or $.03 per basic and diluted share.

During the third quarter of fiscal 2014, the Company recorded a reduction in accrued contingent consideration related to a fiscal 2013 acquisition that was partially offset by impairment losses related to the write-down of certain intangible assets and lower than expected operating income at the acquired business resulting in an increase in net income attributable to HEICO of approximately $3.4 million, or $.05 per basic and diluted share.

During the first quarter of fiscal 2014, the Company recorded a reduction in accrued contingent consideration related to a fiscal 2013 acquisition that was partially offset by lower than expected operating income at the acquired business resulting in an increase in net income attributable to HEICO of approximately $2.6 million, or $.04 per basic and diluted share.

During the third quarter of fiscal 2013, the Company filed its fiscal 2012 U.S. federal and state tax returns.  As a result, the Company recognized a benefit, which increased net income attributable to HEICO by approximately $.8 million, or $.01 per basic and diluted share, net of expenses, from higher research and development tax credits.

Index

During the first quarter of fiscal 2013, the Company recognized an income tax credit for qualified research and development activities for the last ten months of fiscal 2012 upon the retroactive extension of the U.S. federal research and development tax credit in January 2013 to cover a two-year period from January 1, 2012 to December 31, 2013. The tax credit, net of expenses, increased net income attributable to HEICO by $1.0 million, or $.01 per basic and diluted share.

Due to changes in the average number of common shares outstanding, net income per share attributable to HEICO for the full fiscal year may not equal the sum of the four individual quarters.

14.    OPERATING SEGMENTS

The Company has two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.  The FSG designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States government and is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The ETG designs and manufactures electronic, microwave, and electro-optical equipment and components, three-dimensional microelectronic and stacked memory products, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products, underwater locator beacons, traveling wave tube amplifiers, harsh environment electronic connectors and other interconnect products, and RF and microwave amplifiers, transmitters, receivers and satellite microwave modules, units and integrated subsystems primarily for the aviation, defense, space, medical, telecommunications and electronics industries.

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

Index

Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment	Consolidated Totals
	FSG	ETG
Year ended October 31, 2014:
Net sales	$762,801	$379,404	($9,894)	$1,132,311
Depreciation and amortization	19,843	27,106	808	47,757
Operating income	136,480	88,914	(22,006)	203,388
Capital expenditures	9,437	6,327	646	16,410
Total assets	676,824	703,144	109,246	1,489,214

Year ended October 31, 2013:
Net sales	$665,148	$350,033	($6,424)	$1,008,757
Depreciation and amortization	14,614	21,392	784	36,790
Operating income	122,058	83,063	(21,531)	183,590
Capital expenditures	10,190	7,748	390	18,328
Total assets	679,839	759,807	93,369	1,533,015

Year ended October 31, 2012:
Net sales	$570,325	$331,598	($4,576)	$897,347
Depreciation and amortization	10,451	19,365	840	30,656
Operating income	103,943	77,438	(18,087)	163,294
Capital expenditures	7,045	7,248	969	15,262
Total assets	487,188	636,660	68,998	1,192,846

Major Customer and Geographic Information

The Company markets its products and services in approximately 100 countries.  The following table summarizes the Company’s net sales to customers located in the United States and to those in other countries for each of the last three fiscal years ended October 31 (in thousands).  Net sales are attributed to countries based on the location of the customer.  Net sales to any one customer or originating from any one country did not account for 10% or more of the Company’s consolidated net sales during any of the last three fiscal years.  The following table also summarizes the Company’s long-lived assets held within and outside of the United States as of October 31 of the last three fiscal years (in thousands).  Long-lived assets consist of net property, plant and equipment.

Index

	2014	2013	2012
Net Sales:
United States of America	$754,616	$654,096	$596,922
Other countries	377,695	354,661	300,425
Total net sales	$1,132,311	$1,008,757	$897,347

Long-lived assets:
United States of America	$84,116	$87,247	$70,380
Other countries	9,749	10,490	10,138
Total long-lived assets	$93,865	$97,737	$80,518

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

Future minimum payments under non-cancelable operating leases for the next five fiscal years and thereafter are estimated to be as follows (in thousands):

Year ending October 31,
2015	$9,787
2016	8,830
2017	6,704
2018	3,239
2019	1,458
Thereafter	5,903
Total minimum lease commitments	$35,921

Total rent expense charged to operations for operating leases in fiscal 2014, 2013 and 2012 amounted to $11.2 million, $9.8 million and $7.9 million, respectively.

Index

Guarantees

As of October 31, 2014, the Company has arranged for standby letters of credit aggregating $2.3 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the Company's insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Product Warranty

Changes in the Company’s product warranty liability in fiscal 2014 and 2013 are as follows (in thousands):

	Year ended October 31,
	2014	2013
Balances as of beginning of year	$3,233	$2,571
Accruals for warranties	3,005	1,308
Acquired warranty liabilities	—	556
Warranty claims settled	(2,159)	(1,202)
Balances as of end of year	$4,079	$3,233

Litigation

The Company is involved in various legal actions arising in the normal course of business.  Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

16.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental cash flow information for fiscal 2014, 2013 and 2012 (in thousands):

	Year ended October 31,
	2014	2013	2012
Cash paid for interest	$5,550	$3,514	$2,420
Cash paid for income taxes	72,723	62,631	43,470
Cash received from income tax refunds	(395)	(33)	(1,555)
Property, plant and equipment acquired through capital lease obligations	131	—	295

Index

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).  Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2014.

Index

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2014.  A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Index

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2014 of the Company and our report dated December 18, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 18, 2014

Item 9B.    OTHER INFORMATION

None.

Index

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, as well as information concerning other corporate governance matters and compliance with Section
16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) within 120 days after the close of fiscal 2014.

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

Item 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2014.

Index

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2014.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of October 31, 2014 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,264	$22.59	1,617
Equity compensation plans not approved by security holders	—	—	—
Total	3,264	$22.59	1,617
__________________

(1)
Represents aggregated information pertaining to our three equity compensation plans: the Non-Qualified Stock Option Plan, the 2002 Stock Option Plan and the 2012 Incentive Compensation Plan.  See Note 9, Share-Based Compensation, of the Notes to Consolidated Financial Statements for further information regarding these plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2014.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services by the principal accountant is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2014.

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

3.6	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 26, 2012, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2012.*

3.7	—	Amended and Restated Bylaws of the Registrant, effective as of September 22, 2014, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 25, 2014.*

4.0	—
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
Employment Agreement and Non-Competition and Non-Solicitation Agreement, effective June 1, 2012, by and between HEICO Corporation and Carlos Macau is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 1, 2012.*

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

10.14	—
First Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2012.*

10.15	—
Second Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2012.*

10.16	—
Third Amendment to Revolving Credit Agreement, effective as of February 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2013.*

10.17	—
Fourth Amendment to Revolving Credit Agreement, effective as of November 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 27, 2013.*

21	—	Subsidiaries of HEICO Corporation.**

23	—	Consent of Independent Registered Public Accounting Firm.**

Index

Exhibit		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	—	Section 1350 Certification of Chief Executive Officer.***

32.2	—	Section 1350 Certification of Chief Financial Officer.***

101.INS	—	XBRL Instance Document.**

101.SCH	—	XBRL Taxonomy Extension Schema Document.**

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.**

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Index

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2014	2013	2012
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$3,096	$2,334	$2,667
Additions (deductions) charged (credited) to costs and expenses (a)	(232)	586	2,356
Additions (deductions) charged to other accounts (b)	(31)	303	44
Deductions (c)	(690)	(127)	(2,733)
Allowance as of end of year	$2,143	$3,096	$2,334

(a)
Additions charged to costs and expenses in fiscal 2012 were higher than in fiscal 2014 and 2013 principally as a result of potential collection difficulties resulting from certain customers filing for bankruptcy or ceasing operations.

(b)	Principally additions from acquisitions and foreign currency translation adjustments.

(c)	Principally write-offs of uncollectible accounts receivable, net of recoveries.

	Year ended October 31,
	2014	2013	2012
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$54,577	$46,861	$41,208
Additions charged to costs and expenses	9,398	8,032	4,605
Additions (deductions) charged to other accounts (a)	(322)	3,148	3,581
Deductions (b)	(3,045)	(3,464)	(2,533)
Reserves as of end of year	$60,608	$54,577	$46,861

(a)	Principally additions from acquisitions and foreign currency translation adjustments.

(b)	Principally write-offs of slow moving, obsolete or damaged inventory.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 18, 2014	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 18, 2014
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 18, 2014
Thomas M. Culligan

/s/ ADOLFO HENRIQUES	Director	December 18, 2014
Adolfo Henriques

/s/ SAMUEL L. HIGGINBOTTOM	Director	December 18, 2014
Samuel L. Higginbottom

/s/ MARK H. HILDEBRANDT	Director	December 18, 2014
Mark H. Hildebrandt

/s/ WOLFGANG MAYRHUBER	Director	December 18, 2014
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON	Co-President and Director	December 18, 2014
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 18, 2014
Victor H. Mendelson

Index

Name	Position(s)	Date

/s/ JULIE NEITZEL	Director	December 18, 2014
Julie Neitzel

/s/ ALAN SCHRIESHEIM	Director	December 18, 2014
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 18, 2014
Frank J. Schwitter

Index

EXHIBIT INDEX

Exhibit		Description

21	—	Subsidiaries of HEICO Corporation.

23	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.