Form 10-Q
period 2015-01-31
HEICO CORP
filed 2015-02-26
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 25, 2015 is as follows:

Common Stock, $.01 par value	26,857,709	shares
Class A Common Stock, $.01 par value	39,817,173	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,372	$20,229
Accounts receivable, net	152,866	149,669
Inventories, net	227,970	218,042
Prepaid expenses and other current assets	11,964	8,868
Deferred income taxes	32,263	34,485
Total current assets	443,435	431,293

Property, plant and equipment, net	104,223	93,865
Goodwill	712,753	686,271
Intangible assets, net	231,140	200,810
Deferred income taxes	813	1,063
Other assets	82,896	75,912
Total assets	$1,575,260	$1,489,214

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$363	$418
Trade accounts payable	55,162	57,157
Accrued expenses and other current liabilities	80,858	92,578
Income taxes payable	8,772	2,067
Total current liabilities	145,155	152,220

Long-term debt, net of current maturities	354,552	328,691
Deferred income taxes	117,856	111,429
Other long-term liabilities	109,351	82,289
Total liabilities	726,914	674,629

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	64,409	39,966

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,858 and 26,847 shares issued and outstanding	269	268
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,817 and 39,699 shares issued and outstanding	398	397
Capital in excess of par value	274,305	269,351
Deferred compensation obligation	1,296	1,138
HEICO stock held by irrevocable trust	(1,296)	(1,138)
Accumulated other comprehensive loss	(19,232)	(8,289)
Retained earnings	451,205	437,757
Total HEICO shareholders’ equity	706,945	699,484
Noncontrolling interests	76,992	75,135
Total shareholders’ equity	783,937	774,619
Total liabilities and equity	$1,575,260	$1,489,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2015	2014

Net sales	$268,185	$266,826

Operating costs and expenses:
Cost of sales	174,388	174,709
Selling, general and administrative expenses	47,391	41,732

Total operating costs and expenses	221,779	216,441

Operating income	46,406	50,385

Interest expense	(1,112)	(1,281)
Other income	197	158

Income before income taxes and noncontrolling interests	45,491	49,262

Income tax expense	13,400	16,700

Net income from consolidated operations	32,091	32,562

Less: Net income attributable to noncontrolling interests	4,451	5,107

Net income attributable to HEICO	$27,640	$27,455

Net income per share attributable to HEICO shareholders:
Basic	$.42	$.41
Diluted	$.41	$.41

Weighted average number of common shares outstanding:
Basic	66,595	66,393
Diluted	67,669	67,352

Cash dividends per share	$.07	$.41
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2015	2014

Net income from consolidated operations	$32,091	$32,562
Other comprehensive loss:
Foreign currency translation adjustments	(11,738)	(2,462)
Total other comprehensive loss	(11,738)	(2,462)
Comprehensive income from consolidated operations	20,353	30,100
Less: Net income attributable to noncontrolling interests	4,451	5,107
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(457)	—
Comprehensive income attributable to noncontrolling interests	3,994	5,107
Comprehensive income attributable to HEICO	$16,359	$24,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619
Comprehensive income (loss)	959	—	—	—	—	—	(11,281)	27,640	3,035	19,394
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(4,666)	—	(4,666)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	614	—	—	—	—	—	615
Share-based compensation expense	—	—	—	1,422	—	—	—	—	—	1,422
Proceeds from stock option exercises	—	—	1	1,515	—	—	—	—	—	1,516
Tax benefit from stock option exercises	—	—	—	1,407	—	—	—	—	—	1,407
Redemptions of common stock related to share-based compensation	—	—	—	(4)	—	—	—	—	—	(4)
Noncontrolling interests assumed related to acquisitions	15,674	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(1,379)	—	—	—	—	—	—	—	(1,178)	(1,178)
Adjustments to redemption amount of redeemable noncontrolling interests	9,189	—	—	—	—	—	338	(9,527)	—	(9,189)
Deferred compensation obligation	—	—	—	—	158	(158)	—	—	—	—
Other	—	—	—	—	—	—	—	1	—	1
Balances as of January 31, 2015	$64,409	$269	$398	$274,305	$1,296	($1,296)	($19,232)	$451,205	$76,992	$783,937

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235
Comprehensive income (loss)	1,498	—	—	—	—	—	(2,462)	27,455	3,609	28,602
Cash dividends ($.41 per share)	—	—	—	—	—	—	—	(27,225)	—	(27,225)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	683	—	—	—	—	—	683
Share-based compensation expense	—	—	—	2,600	—	—	—	—	—	2,600
Proceeds from stock option exercises	—	—	—	158	—	—	—	—	—	158
Tax benefit from stock option exercises	—	—	—	93	—	—	—	—	—	93
Redemptions of common stock related to share-based compensation	—	—	—	(273)	—	—	—	—	—	(273)
Distributions to noncontrolling interests	(1,608)	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(1,243)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	138	—	—	—	—	—	—	(138)	—	(138)
Other	—	—	—	5	—	—	—	—	1	6
Balances as of January 31, 2014	$58,003	$268	$396	$259,155	$1,138	($1,138)	($2,318)	$349,741	$120,499	$727,741
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2015	2014
Operating Activities:
Net income from consolidated operations	$32,091	$32,562
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	10,904	12,050
Deferred income tax provision (benefit)	1,557	(1,999)
Share-based compensation expense	1,422	2,600
Tax benefit from stock option exercises	1,407	93
Excess tax benefit from stock option exercises	(1,407)	(93)
Employer contributions to HEICO Savings and Investment Plan	1,393	683
Increase (decrease) in accrued contingent consideration	20	(7,046)
Foreign currency transaction adjustments, net	(1,374)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	2,082	6,586
Increase in inventories	(2,851)	(5,536)
(Increase) decrease in prepaid expenses and other current assets	(2,105)	2,875
Decrease in trade accounts payable	(5,299)	(2,949)
Decrease in accrued expenses and other current liabilities	(14,172)	(20,813)
Increase in income taxes payable	6,323	14,405
Other long-term assets and liabilities, net	(536)	131
Net cash provided by operating activities	29,455	33,549

Investing Activities:
Acquisitions, net of cash acquired	(49,312)	(569)
Capital expenditures	(4,254)	(3,990)
Other	76	(34)
Net cash used in investing activities	(53,490)	(4,593)

Financing Activities:
Borrowings on revolving credit facility	56,696	23,000
Payments on revolving credit facility	(29,000)	(21,000)
Cash dividends paid	(4,666)	(27,225)
Distributions to noncontrolling interests	(2,557)	(1,608)
Acquisitions of noncontrolling interests	—	(1,243)
Redemptions of common stock related to share-based compensation	(4)	(273)
Revolving credit facility issuance costs	—	(767)
Proceeds from stock option exercises	1,516	158
Excess tax benefit from stock option exercises	1,407	93
Other	(108)	(181)
Net cash provided by (used in) financing activities	23,284	(29,046)

Effect of exchange rate changes on cash	(1,106)	(170)

Net decrease in cash and cash equivalents	(1,857)	(260)
Cash and cash equivalents at beginning of year	20,229	15,499
Cash and cash equivalents at end of period	$18,372	$15,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014. The October 31, 2014 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which clarifies the applicable guidance for the release of any cumulative translation adjustments into net earnings. ASU 2013-05 specifies that the entire amount of cumulative translation adjustments should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the investment in the foreign entity. The Company adopted ASU 2013-05 in the first quarter of fiscal 2015, resulting in no impact on the Company's consolidated results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede

Index

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

2.     ACQUISITIONS

In January 2015, the Company, through its HEICO Flight Support Corp. subsidiary, acquired 80% of the equity of Aeroworks International Holdings, B.V. (“Aeroworks”). Aeroworks, which is headquartered in The Netherlands and maintains significant production facilities in Thailand and Laos, is a manufacturer of both composite and metal parts used primarily in aircraft interior applications, including seating, galleys, lavatories, doors, and overhead bins. The remaining 20% interest continues to be owned by a certain member of Aeroworks' management team (see Note 3, Selected Financial Statement Information, for additional information). The total consideration includes an accrual representing the fair value of contingent consideration that the Company may be obligated to pay should Aeroworks meet certain earnings objectives during each of the first four years following the acquisition. See Note 7, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

In January 2015, the Company, through its HEICO Flight Support Corp. subsidiary, acquired 80.1% of the equity of Harter Aerospace, LLC ("Harter"). Harter is a globally recognized component and accessory maintenance, repair, and overhaul (MRO) station specializing in commercial aircraft accessories, including thrust reverse actuation systems and pneumatics, and electromechanical components. The remaining 19.9% interest continues to be owned by certain members of Harter's management team (see Note 3, Selected Financial Statement Information, for additional information).

The purchase price of the Aeroworks and Harter acquisitions were paid in cash principally using proceeds from the Company’s revolving credit facility. The total consideration for the acquisitions of Aeroworks and Harter is not material or significant to the Company’s condensed consolidated financial statements and the related allocation to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values.

Index

The operating results of Aeroworks and Harter were included in the Company’s results of operations from the effective acquisition dates. The amount of net sales and earnings of Aeroworks and Harter included in the Condensed Consolidated Statements of Operations is not material. Had the Aeroworks and Harter acquisitions been consummated as of November 1, 2013, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the three months ended January 31, 2015 and January 31, 2014 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2015	October 31, 2014
Accounts receivable	$155,315	$151,812
Less: Allowance for doubtful accounts	(2,449)	(2,143)
Accounts receivable, net	$152,866	$149,669

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	January 31, 2015	October 31, 2014
Costs incurred on uncompleted contracts	$17,505	$24,437
Estimated earnings	11,652	11,747
	29,157	36,184
Less: Billings to date	(29,237)	(29,829)
	($80)	$6,355
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$7,602	$8,161
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(7,682)	(1,806)
	($80)	$6,355

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the three months ended January 31, 2015 and 2014.

Index

Inventories

(in thousands)	January 31, 2015	October 31, 2014
Finished products	$110,865	$106,229
Work in process	28,648	30,056
Materials, parts, assemblies and supplies	86,102	79,163
Contracts in process	2,453	2,594
Less: Billings to date	(98)	—
Inventories, net of valuation reserves	$227,970	$218,042

Contracts in process represents accumulated capitalized costs associated with fixed price contracts for which revenue is recognized on the completed-contract method. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	January 31, 2015	October 31, 2014
Land	$4,716	$4,501
Buildings and improvements	66,445	60,332
Machinery, equipment and tooling	146,140	139,963
Construction in progress	8,056	6,905
	225,357	211,701
Less: Accumulated depreciation and amortization	(121,134)	(117,836)
Property, plant and equipment, net	$104,223	$93,865

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $11.4 million and $10.9 million as of January 31, 2015 and October 31, 2014, respectively. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2015 and 2014 was $1.6 million and $1.7 million, respectively.

Index

Employee Retirement Plan

The components of net pension income for the three months ended January 31, 2015 and 2014 that were recorded within the Company's Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three months ended January 31,
	2015	2014
Expected return on plan assets	$185	$185
Interest cost	140	153
Net pension income	$45	$32

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2015 and 2014 is as follows (in thousands):

	Three months ended January 31,
	2015	2014
R&D expenses	$9,302	$9,116

Redeemable Noncontrolling Interests

The holders of equity interests in certain of the Company's subsidiaries have put rights that may be exercised on varying dates causing the Company to give cash consideration to purchase their equity interests based on fair value or a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. Management's estimate of the aggregate redemption amount of all put rights (inclusive of the fiscal 2015 transactions described below) that the Company could be required to pay at varying dates through fiscal 2023 is as follows (in thousands):

	January 31, 2015	October 31, 2014
Redeemable at fair value	$52,109	$27,666
Redeemable based on a multiple of future earnings	12,300	12,300
Redeemable noncontrolling interests	$64,409	$39,966

As discussed in Note 2, Acquisitions, the Company, through the FSG, acquired interests of 80% and 80.1% in Aeroworks and Harter, respectively, in January 2015. As part of the Aeroworks purchase agreement, the Company has the right to purchase the noncontrolling interest over a four-year period beginning in fiscal 2019, or sooner under certain conditions, and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interest over the same period. As part of the Harter purchase agreement, the Company has the right to purchase the noncontrolling interests over a four-year period beginning in fiscal 2020, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interests over the same period.

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the three months ended January 31, 2015 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2014	($8,348)	$59	($8,289)
Unrealized loss, net	(10,943)	—	(10,943)
Balances as of January 31, 2015	($19,291)	$59	($19,232)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2015 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2014	$282,407	$403,864	$686,271
Goodwill acquired	33,400	—	33,400
Foreign currency translation adjustments	(952)	(5,966)	(6,918)
Balances as of January 31, 2015	$314,855	$397,898	$712,753

The goodwill acquired pertains to the fiscal 2015 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. The Company estimates that approximately $7 million of the goodwill acquired in fiscal 2015 will be deductible for income tax purposes.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2015			As of October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$169,002	($58,916)	$110,086	$144,478	($55,393)	$89,085
Intellectual property	76,051	(18,876)	57,175	73,005	(17,620)	55,385
Licenses	2,900	(1,706)	1,194	2,900	(1,645)	1,255
Non-compete agreements	999	(999)	—	1,020	(1,020)	—
Patents	708	(410)	298	712	(405)	307
Trade names	166	(23)	143	166	(17)	149
	249,826	(80,930)	168,896	222,281	(76,100)	146,181
Non-Amortizing Assets:
Trade names	62,244	—	62,244	54,629	—	54,629
	$312,070	($80,930)	$231,140	$276,910	($76,100)	$200,810

The increase in the gross carrying amount of customer relationships, non-amortizing trade names and intellectual property as of January 31, 2015 compared to October 31, 2014 principally relates to such intangible assets recognized in connection with the fiscal 2015 acquisitions (see Note 2, Acquisitions). The weighted-average amortization period of the customer relationships and intellectual property acquired during fiscal 2015 is 9 and 11 years, respectively.

Amortization expense related to intangible assets for the three months ended January 31, 2015 and 2014 was $6.1 million and $7.1 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2015 is estimated to be $19.9 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $25.2 million in fiscal 2016, $24.3 million in fiscal 2017, $22.4 million in fiscal 2018, $20.5 million in fiscal 2019, $18.0 million in fiscal 2020, and $38.6 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2015	October 31, 2014
Borrowings under revolving credit facility	$352,224	$326,000
Capital leases	2,691	3,109
	354,915	329,109
Less: Current maturities of long-term debt	(363)	(418)
	$354,552	$328,691

Index

During the first quarter of fiscal 2015, the Company elected to borrow €32 million under its revolving credit facility, which allows for borrowings made in foreign currencies up to a $50 million sublimit. The funds were used to facilitate an acquisition made during the fiscal quarter. As of January 31, 2015, the United States ("U.S.") dollar equivalent of the Company's Euro borrowing was $36.2 million.

As of January 31, 2015 and October 31, 2014, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.4% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2015, the Company was in compliance with all such covenants.

6.     INCOME TAXES

As of January 31, 2015, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $.9 million of which $.6 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the three months ended January 31, 2015 is as follows (in thousands):

Balance as of October 31, 2014	$879
Increases related to current year tax positions	38
Increases related to prior year tax positions	14
Balance as of January 31, 2015	$931

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the three months ended January 31, 2015. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company’s effective tax rate in the first quarter of fiscal 2015 decreased to 29.5% from 33.9% in the first quarter of fiscal 2014. The decrease is principally due to an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 that was recognized in the first quarter of fiscal 2015 resulting from the retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014.

The Company has not made a provision for U.S. income taxes on the undistributed earnings of a fiscal 2015 foreign acquisition as such earnings are considered permanently reinvested outside of the U.S. The amount of undistributed earnings is not material to the Company's condensed consolidated financial statements.

Index

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$67,185	$—	$67,185
Money market funds	5,378	—	—	5,378
Equity securities	2,219	—	—	2,219
Mutual funds	1,685	—	—	1,685
Other	1,589	50	—	1,639
Total assets	$10,871	$67,235	$—	$78,106

Liabilities:
Contingent consideration	$—	$—	$21,724	$21,724

	As of October 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$61,958	$—	$61,958
Money market funds	3,974	—	—	3,974
Equity securities	2,225	—	—	2,225
Mutual funds	1,903	—	—	1,903
Other	1,339	50	—	1,389
Total assets	$9,441	$62,008	$—	$71,449

Liabilities:
Contingent consideration	$—	$—	$1,184	$1,184

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market deposit accounts that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and

Index

classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $78.1 million as of January 31, 2015 and $71.4 million as of October 31, 2014, of which the LCP related assets were $72.5 million and $65.9 million as of January 31, 2015 and October 31, 2014, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $77.3 million as of January 31, 2015 and $70.5 million as of October 31, 2014, of which the LCP related liability was $71.7 million and $65.0 million as of January 31, 2015 and October 31, 2014, respectively.

As part of the agreement to acquire a subsidiary by the FSG in the first quarter of fiscal 2015, the Company may be obligated to pay contingent consideration of up to €24.4 million in aggregate, which translates to approximately $27.7 million based on the January 31, 2015 exchange rate, should the acquired entity meet certain earnings objectives during each of the first four years following the acquisition. As of January 31, 2015, the estimated fair value of the contingent consideration was $20.5 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may be obligated to pay contingent consideration of up to $30.0 million should the acquired entity meet certain earnings objectives during calendar years 2014 and 2015. The estimated fair value of the contingent consideration was $1.2 million as of January 31, 2015 and October 31, 2014.

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

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of January 31, 2015 were as follows:

	Fiscal 2015 Subsidiary			Fiscal 2013 Subsidiary
Compound annual revenue growth rate range	(7%)	-	12%	(7%)	-	20%
Weighted average discount rate	2.2%			2.6%

Index

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2015 are as follows (in thousands):

Balance as of October 31, 2014	$1,184
Contingent consideration related to acquisition	21,355
Increase in accrued contingent consideration	20
Foreign currency translation adjustments	(835)
Balance as of January 31, 2015	$21,724

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$—
Other long-term liabilities	21,724
$21,724

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2015.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2015 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2015	2014
Numerator:
Net income attributable to HEICO	$27,640	$27,455

Denominator:
Weighted average common shares outstanding - basic	66,595	66,393
Effect of dilutive stock options	1,074	959
Weighted average common shares outstanding - diluted	67,669	67,352

Net income per share attributable to HEICO shareholders:
Basic	$.42	$.41
Diluted	$.41	$.41

Anti-dilutive stock options excluded	305	544

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and ETG, for the three months ended January 31, 2015 and 2014, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2015:
Net sales	$182,057	$89,221	($3,093)	$268,185
Depreciation and amortization	4,812	5,892	200	10,904
Operating income	30,703	19,418	(3,715)	46,406
Capital expenditures	2,614	1,631	9	4,254

Three months ended January 31, 2014:
Net sales	$181,585	$87,492	($2,251)	$266,826
Depreciation and amortization	4,920	6,925	205	12,050
Operating income	32,203	22,904	(4,722)	50,385
Capital expenditures	2,025	1,708	257	3,990

Index

Total assets by operating segment as of January 31, 2015 and October 31, 2014 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2015	$776,695	$681,818	$116,747	$1,575,260
Total assets as of October 31, 2014	676,824	703,144	109,246	1,489,214

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2015, the Company has arranged for standby letters of credit aggregating $2.3 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the Company's insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2015 and 2014, respectively, are as follows (in thousands):

	Three months ended January 31,
	2015	2014
Balances as of beginning of fiscal year	$4,079	$3,233
Accruals for warranties	238	413
Warranty claims settled	(533)	(397)
Balances as of January 31	$3,784	$3,249

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2014. There have been no material changes to our critical accounting policies during the three months ended January 31, 2015.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the three months ended January 31, 2015 have been affected by the fiscal 2014 acquisition of certain noncontrolling interests as further detailed in Note 8, Shareholders' Equity, of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2014.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2015	2014
Net sales	$268,185	$266,826
Cost of sales	174,388	174,709
Selling, general and administrative expenses	47,391	41,732
Total operating costs and expenses	221,779	216,441
Operating income	$46,406	$50,385

Net sales by segment:
Flight Support Group	$182,057	$181,585
Electronic Technologies Group	89,221	87,492
Intersegment sales	(3,093)	(2,251)
	$268,185	$266,826

Operating income by segment:
Flight Support Group	$30,703	$32,203
Electronic Technologies Group	19,418	22,904
Other, primarily corporate	(3,715)	(4,722)
	$46,406	$50,385

Net sales	100.0%	100.0%
Gross profit	35.0%	34.5%
Selling, general and administrative expenses	17.7%	15.6%
Operating income	17.3%	18.9%
Interest expense	.4%	.5%
Other income	.1%	.1%
Income tax expense	5.0%	6.3%
Net income attributable to noncontrolling interests	1.7%	1.9%
Net income attributable to HEICO	10.3%	10.3%

Index

Comparison of First Quarter of Fiscal 2015 to First Quarter of Fiscal 2014

Net Sales

Our net sales in the first quarter of fiscal 2015 increased by 1% to $268.2 million, as compared to net sales of $266.8 million in the first quarter of fiscal 2014. The increase in consolidated net sales principally reflects an increase of $1.7 million (a 2% increase) to $89.2 million in net sales within the ETG as well as an increase of $.5 million to $182.1 million in net sales within the FSG. The net sales increase in the ETG reflects organic growth of approximately 2% resulting from an aggregate net sales increase of $2.9 million attributed to higher demand for certain of our aerospace, medical and defense products, partially offset by an aggregate net sales decrease of $1.2 million from lower demand for certain of the ETG's other product lines. The net sales increase in the FSG principally reflects new product offerings and favorable market conditions in our aftermarket replacement parts and repair and overhaul services product lines of $6.4 million as well as additional net sales of $1.7 million from a fiscal 2015 acquisition, partially offset by a $7.6 million net sales decrease in our specialty products lines principally reflecting lower net sales of certain industrial products. As a result of the net sales decrease of certain industrial products, the FSG experienced a 1% organic revenue decline in the first quarter of fiscal 2015. Excluding the net sales decrease of industrial products within our specialty products lines, the FSG experienced organic growth of approximately 5% in the first quarter of fiscal 2015. The lower net sales of industrial products in our specialty products lines is principally attributed to a reduction in product demand associated with a particular customer and the related completion of that customer's multi-year orders in late fiscal 2014. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first quarter of fiscal 2015.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 35.0% in the first quarter of fiscal 2015 as compared to 34.5% in the first quarter of fiscal 2014, principally reflecting an increase of 2.2% in the ETG's gross profit margin, partially offset by a decrease of .4% in the FSG's gross profit margin. The increase in the ETG's gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain of our defense products. The decrease in the FSG's gross profit margin is principally attributed to lower gross profit margins within our specialty products lines resulting from the previously mentioned lower industrial product sales, partially offset by higher net sales volumes and a more favorable product mix within our aftermarket replacement parts and repair and overhaul services product lines. Total new product research and development expenses included within our consolidated cost of sales increased to $9.3 million in the first quarter of fiscal 2015 compared to $9.1 million in the first quarter of fiscal 2014.

Selling, general and administrative (“SG&A”) expenses were $47.4 million and $41.7 million in the first quarter of fiscal 2015 and fiscal 2014, respectively. The increase in SG&A expenses principally reflects an increase of $5.3 million in general and administrative expenses

Index

mainly reflecting the impact of a $7.0 million decrease in accrued contingent consideration that was recorded in the first quarter of fiscal 2014 related to a prior year acquisition.

SG&A expenses as a percentage of net sales increased from 15.6% in the first quarter of fiscal 2014 to 17.7% in the first quarter of fiscal 2015 principally reflecting the previously mentioned impact of the prior year decrease in accrued contingent consideration.

Operating Income

Consolidated operating income in the first quarter of fiscal 2015 decreased by 8% to $46.4 million as compared to operating income of $50.4 million in the first quarter of fiscal 2014. As a percentage of net sales, our consolidated operating income decreased to 17.3% in the first quarter of fiscal 2015 from 18.9% in the first quarter of fiscal 2014. The overall decrease in consolidated operating income and operating income as a percentage of net sales was primarily a result of the previously mentioned decrease in accrued contingent consideration, partially offset by lower than expected operating income at the acquired business of approximately $3.0 million principally due to unanticipated costs associated with certain contracts for which revenue is recognized on the percentage-of-completion method.

Consolidated operating income reflects a $3.5 million decrease (a 15% decrease) to $19.4 million in operating income of the ETG in the first quarter of fiscal 2015 from $22.9 million in the first quarter of fiscal 2014 and a $1.5 million decrease (a 5% decrease) in the operating income of the FSG to $30.7 million in the first quarter of fiscal 2015 from $32.2 million in the first quarter of fiscal 2014. As a percentage of net sales, the ETG's and FSG's consolidated operating income decreased to 21.8% and 16.9% in the first quarter of fiscal 2015, respectively, from 26.2% and 17.7% in the first quarter of fiscal 2014, respectively. The decrease in the ETG's operating income and operating income as a percentage of net sales principally reflects the net impact of previously mentioned reduction in accrued contingent consideration and lower than expected operating income recorded in the first quarter of fiscal 2014 related to a prior year acquisition, partially offset by the improved first quarter of fiscal 2015 gross profit margin. The decrease in the FSG's operating income and operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and the impact of certain fixed SG&A expenses within our specialty products lines, which experienced a net sales decrease.

Interest Expense

Interest expense decreased to $1.1 million in the first quarter of fiscal 2015 from $1.3 million in the first quarter of fiscal 2014. The decrease was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first quarter of fiscal 2014 associated with our fiscal 2013 acquisitions.

Other Income

Other income in the first quarter of fiscal 2015 and 2014 was not material.

Index

Income Tax Expense

Our effective tax rate in the first quarter of fiscal 2015 decreased to 29.5% from 33.9% in the first quarter of fiscal 2014. The decrease is principally due to an income tax credit for qualified research and development ("R&D") activities for the last ten months of fiscal 2014 that was recognized in the first quarter of fiscal 2015 resulting from the retroactive extension of the United States federal R&D tax credit in December 2014 to cover calendar year 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $4.5 million in the first quarter of fiscal 2015 compared to $5.1 million in the first quarter of fiscal 2014. The decrease in the first quarter of fiscal 2015 principally reflects lower allocations of net income to noncontrolling interests in the first quarter of fiscal 2015 due to the acquisition of certain noncontrolling interests during fiscal 2014 partially offset by higher earnings of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $27.6 million, or $.41 per diluted share, in the first quarter of fiscal 2015 from $27.5 million, or $.41 per diluted share, in the first quarter of fiscal 2014 principally reflecting the lower effective tax rate and lower allocation of net income to noncontrolling interests, partially offset by the decreased operating income.

Outlook

As we look ahead to the remainder of fiscal 2015, we continue to anticipate organic growth within our product lines that serve the commercial aviation markets moderated by lower demand for certain of our industrial-related products within our specialty products lines. We expect improved organic growth within the ETG as compared to the prior year, reflecting increased demand for the majority of our products. During the remainder of fiscal 2015, we plan to continue our focus on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on the aforementioned, we continue to estimate consolidated fiscal 2015 year-over-year growth in both net sales and net income of 8% - 10%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2015 are anticipated to approximate $25 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

Index

The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2015, we were in compliance with all such covenants. As of January 31, 2015, our net debt to shareholders’ equity ratio was 42.9%, with net debt (total debt less cash and cash equivalents) of $336.5 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $29.5 million in the first quarter of fiscal 2015 and consisted primarily of net income from consolidated operations of $32.1 million, depreciation and amortization of $10.9 million (a non-cash item), and a deferred income tax provision of $1.6 million, partially offset by an increase in working capital (current assets minus current liabilities) of $16.0 million. Net cash provided by operating activities decreased by $4.0 million in the first quarter of fiscal 2015 from $33.5 million in the first quarter of fiscal 2014. The decrease in net cash provided by operating activities in the first quarter of fiscal 2015 is principally attributed to a net $10.6 million increase in working capital principally reflecting the timing of income tax payments, partially offset by a $7.1 million increase in accrued contingent consideration (a non-cash item).

Investing Activities

Net cash used in investing activities totaled $53.5 million in the first quarter of fiscal 2015 and related primarily to acquisitions of $49.3 million as well as capital expenditures of $4.3 million. Further details regarding our fiscal 2015 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first quarter of fiscal 2015 totaled $23.3 million. During the first quarter of fiscal 2015, we borrowed $56.7 million under our revolving credit facility and used the proceeds to principally fund the aforementioned acquisitions and capital expenditures as well as pay $4.7 million in cash dividends on our common stock. Payments made on our revolving credit facility totaled $29.0 million in the first quarter of fiscal 2015 utilizing net cash provided by operating activities.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2014.

Index

Off-Balance Sheet Arrangements

Guarantees

As of January 31, 2015, we have arranged for standby letters of credit aggregating $2.3 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of our insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which clarifies the applicable guidance for the release of any cumulative translation adjustments into net earnings. ASU 2013-05 specifies that the entire amount of cumulative translation adjustments should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the investment in the foreign entity. We adopted ASU 2013-05 in the first quarter of fiscal 2015, resulting in no impact on our consolidated results of operations, financial position or cash flows.

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

Index

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2014 except as discussed below:

During the first quarter of fiscal 2015, we borrowed €32 million under our revolving credit facility and used the funds to facilitate an acquisition made during the fiscal quarter. A hypothetical 10% weakening of the United States ("U.S.") dollar in comparison to the Euro as of January 31, 2015 would increase the U.S. dollar equivalent of our Euro borrowing by $3.6 million and decrease operating income by the same amount.

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.
In January 2015, the Company acquired 80% of the equity of Aeroworks International Holdings, B.V. (“Aeroworks”) and 80.1% of the equity of Harter Aerospace, LLC ("Harter"). See Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements, for additional information. The Company is in the process of integrating Aeroworks and Harter into its overall internal control over financial reporting process.

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

HEICO CORPORATION

Date:	February 26, 2015	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.