Form 10-Q
period 2015-04-30
HEICO CORP
filed 2015-05-21
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 20, 2015 is as follows:

Common Stock, $.01 par value	26,890,107	shares
Class A Common Stock, $.01 par value	39,915,823	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$20,679	$20,229
Accounts receivable, net	152,663	149,669
Inventories, net	231,035	218,042
Prepaid expenses and other current assets	15,099	8,868
Deferred income taxes	33,011	34,485
Total current assets	452,487	431,293

Property, plant and equipment, net	104,493	93,865
Goodwill	712,043	686,271
Intangible assets, net	223,304	200,810
Deferred income taxes	1,207	1,063
Other assets	87,060	75,912
Total assets	$1,580,594	$1,489,214

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$346	$418
Trade accounts payable	56,092	57,157
Accrued expenses and other current liabilities	82,090	92,578
Income taxes payable	2,464	2,067
Total current liabilities	140,992	152,220

Long-term debt, net of current maturities	326,471	328,691
Deferred income taxes	115,288	111,429
Other long-term liabilities	105,528	82,289
Total liabilities	688,279	674,629

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	63,914	39,966

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,890 and 26,847 shares issued and outstanding	269	268
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,911 and 39,699 shares issued and outstanding	399	397
Capital in excess of par value	280,608	269,351
Deferred compensation obligation	1,296	1,138
HEICO stock held by irrevocable trust	(1,296)	(1,138)
Accumulated other comprehensive loss	(19,214)	(8,289)
Retained earnings	486,534	437,757
Total HEICO shareholders’ equity	748,596	699,484
Noncontrolling interests	79,805	75,135
Total shareholders’ equity	828,401	774,619
Total liabilities and equity	$1,580,594	$1,489,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014

Net sales	$559,606	$549,058	$291,421	$282,232

Operating costs and expenses:
Cost of sales	360,315	357,019	185,927	182,310
Selling, general and administrative expenses	97,097	92,483	49,706	50,751

Total operating costs and expenses	457,412	449,502	235,633	233,061

Operating income	102,194	99,556	55,788	49,171

Interest expense	(2,258)	(2,722)	(1,146)	(1,441)
Other income	559	508	362	350

Income before income taxes and noncontrolling interests	100,495	97,342	55,004	48,080

Income tax expense	29,900	32,000	16,500	15,300

Net income from consolidated operations	70,595	65,342	38,504	32,780

Less: Net income attributable to noncontrolling interests	9,850	9,520	5,399	4,413

Net income attributable to HEICO	$60,745	$55,822	$33,105	$28,367

Net income per share attributable to HEICO shareholders:
Basic	$.91	$.84	$.50	$.43
Diluted	$.90	$.83	$.49	$.42

Weighted average number of common shares outstanding:
Basic	66,653	66,415	66,711	66,437
Diluted	67,735	67,403	67,801	67,455

Cash dividends per share	$.07	$.41	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014

Net income from consolidated operations	$70,595	$65,342	$38,504	$32,780
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,735)	(651)	3	1,811
Total other comprehensive (loss) income	(11,735)	(651)	3	1,811
Comprehensive income from consolidated operations	58,860	64,691	38,507	34,591
Less: Net income attributable to noncontrolling interests	9,850	9,520	5,399	4,413
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(810)	—	(353)	—
Comprehensive income attributable to noncontrolling interests	9,040	9,520	5,046	4,413
Comprehensive income attributable to HEICO	$49,820	$55,171	$33,461	$30,178
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619
Comprehensive income (loss)	2,288	—	—	—	—	—	(10,925)	60,745	6,752	56,572
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(4,666)	—	(4,666)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	4,127	—	—	—	—	—	4,128
Share-based compensation expense	—	—	—	2,778	—	—	—	—	—	2,778
Proceeds from stock option exercises	—	—	2	2,952	—	—	—	—	—	2,954
Tax benefit from stock option exercises	—	—	—	1,405	—	—	—	—	—	1,405
Redemptions of common stock related to share-based compensation	—	—	—	(5)	—	—	—	—	—	(5)
Noncontrolling interests assumed related to acquisitions	17,007	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(2,651)	—	—	—	—	—	—	—	(2,082)	(2,082)
Adjustments to redemption amount of redeemable noncontrolling interests	7,304	—	—	—	—	—	—	(7,304)	—	(7,304)
Deferred compensation obligation	—	—	—	—	158	(158)	—	—	—	—
Other	—	—	—	—	—	—	—	2	—	2
Balances as of April 30, 2015	$63,914	$269	$399	$280,608	$1,296	($1,296)	($19,214)	$486,534	$79,805	$828,401

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235
Comprehensive income (loss)	3,583	—	—	—	—	—	(651)	55,822	5,937	61,108
Cash dividends ($.41 per share)	—	—	—	—	—	—	—	(27,225)	—	(27,225)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	3,071	—	—	—	—	—	3,071
Share-based compensation expense	—	—	—	4,189	—	—	—	—	—	4,189
Proceeds from stock option exercises	—	—	—	400	—	—	—	—	—	400
Tax benefit from stock option exercises	—	—	—	93	—	—	—	—	—	93
Redemptions of common stock related to share-based compensation	—	—	—	(273)	—	—	—	—	—	(273)
Distributions to noncontrolling interests	(3,712)	—	—	—	—	—	—	—	(67,400)	(67,400)
Acquisitions of noncontrolling interests	(1,243)	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interests to noncontrolling interests	(19,383)	—	—	—	—	—	—	—	19,383	19,383
Adjustments to redemption amount of redeemable noncontrolling interests	(630)	—	—	—	—	—	—	630	—	630
Other	—	—	1	5	—	—	—	(1)	1	6
Balances as of April 30, 2014	$37,833	$268	$397	$263,374	$1,138	($1,138)	($507)	$378,875	$74,810	$717,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2015	2014
Operating Activities:
Net income from consolidated operations	$70,595	$65,342
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	23,141	24,139
Share-based compensation expense	2,778	4,189
Employer contributions to HEICO Savings and Investment Plan	2,596	3,071
Deferred income tax benefit	(1,851)	(3,146)
Tax benefit from stock option exercises	1,405	93
Excess tax benefit from stock option exercises	(1,405)	(93)
Decrease in accrued contingent consideration	(1,058)	(9,295)
Foreign currency transaction adjustments, net	(2,247)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	2,039	(8,113)
Increase in inventories	(4,962)	(6,199)
Increase in prepaid expenses and other current assets	(5,622)	(4,336)
(Decrease) increase in trade accounts payable	(3,699)	1,507
Decrease in accrued expenses and other current liabilities	(16,300)	(18,152)
Increase in income taxes payable	173	—
Other long-term assets and liabilities, net	(778)	5,994
Net cash provided by operating activities	64,805	55,001

Investing Activities:
Acquisitions, net of cash acquired	(49,482)	(569)
Capital expenditures	(9,460)	(7,485)
Other	86	(8)
Net cash used in investing activities	(58,856)	(8,062)

Financing Activities:
Borrowings on revolving credit facility	61,696	105,000
Payments on revolving credit facility	(61,000)	(45,000)
Distributions to noncontrolling interests	(4,733)	(71,112)
Cash dividends paid	(4,666)	(27,225)
Acquisitions of noncontrolling interests	—	(1,243)
Revolving credit facility issuance costs	—	(767)
Redemptions of common stock related to share-based compensation	(5)	(273)
Proceeds from stock option exercises	2,954	400
Excess tax benefit from stock option exercises	1,405	93
Other	(201)	(936)
Net cash used in financing activities	(4,550)	(41,063)

Effect of exchange rate changes on cash	(949)	27

Net increase in cash and cash equivalents	450	5,903
Cash and cash equivalents at beginning of year	20,229	15,499
Cash and cash equivalents at end of period	$20,679	$21,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014. The October 31, 2014 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In May 2015, the Company, through its HEICO Flight Support Corp. subsidiary, acquired all of the stock of Thermal Energy Products, Inc. (“TEP”). TEP engineers, designs and manufactures removable/reusable insulation systems for industrial, commercial, aerospace and defense applications.

The purchase prices of the fiscal 2015 acquisitions were paid in cash principally using proceeds from the Company’s revolving credit facility and the total consideration for the acquisitions is not material or significant to the Company's condensed consolidated financial

Index

statements. The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed for the Aeroworks and Harter acquisitions is preliminary until the Company obtains final information regarding their fair values.

The operating results of Aeroworks and Harter were included in the Company’s results of operations from the effective acquisition dates. The amount of net sales and earnings of Aeroworks and Harter included in the Condensed Consolidated Statements of Operations is not material. Had the Aeroworks and Harter acquisitions been consummated as of November 1, 2013, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2015 and April 30, 2014 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2015	October 31, 2014
Accounts receivable	$154,807	$151,812
Less: Allowance for doubtful accounts	(2,144)	(2,143)
Accounts receivable, net	$152,663	$149,669

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	April 30, 2015	October 31, 2014
Costs incurred on uncompleted contracts	$16,866	$24,437
Estimated earnings	8,510	11,747
	25,376	36,184
Less: Billings to date	(22,769)	(29,829)
	$2,607	$6,355
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$5,052	$8,161
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(2,445)	(1,806)
	$2,607	$6,355

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the six and three months ended April 30, 2015 and 2014.

Index

Inventories

(in thousands)	April 30, 2015	October 31, 2014
Finished products	$109,914	$106,229
Work in process	31,051	30,056
Materials, parts, assemblies and supplies	87,267	79,163
Contracts in process	4,997	2,594
Less: Billings to date	(2,194)	—
Inventories, net of valuation reserves	$231,035	$218,042

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	April 30, 2015	October 31, 2014
Land	$4,963	$4,501
Buildings and improvements	67,117	60,332
Machinery, equipment and tooling	149,249	139,963
Construction in progress	8,898	6,905
	230,227	211,701
Less: Accumulated depreciation and amortization	(125,734)	(117,836)
Property, plant and equipment, net	$104,493	$93,865

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $7.7 million and $10.9 million as of April 30, 2015 and October 31, 2014, respectively. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2015 and 2014 was $2.9 million and $3.4 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2015 and 2014 was $1.3 million and $1.7 million, respectively. The decrease in the amount of accrued customer rebates and credits since October 31, 2014 principally reflects payments made during the second quarter of fiscal 2015.

Index

Employee Retirement Plan

The components of net pension income for the six and three months ended April 30, 2015 and 2014 that were recorded within the Company's Condensed Consolidated Statements of Operations are as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Expected return on plan assets	$370	$370	$185	$185
Interest cost	280	306	140	153
Net pension income	$90	$64	$45	$32

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2015 and 2014 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
R&D expenses	$19,439	$18,416	$10,137	$9,300

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

	April 30, 2015	October 31, 2014
Redeemable at fair value	$51,614	$27,666
Redeemable based on a multiple of future earnings	12,300	12,300
Redeemable noncontrolling interests	$63,914	$39,966

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

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2015 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2014	($8,348)	$59	($8,289)
Unrealized loss, net	(10,925)	—	(10,925)
Balances as of April 30, 2015	($19,273)	$59	($19,214)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2015 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2014	$282,407	$403,864	$686,271
Goodwill acquired	33,624	—	33,624
Foreign currency translation adjustments	(1,597)	(6,255)	(7,852)
Balances as of April 30, 2015	$314,434	$397,609	$712,043

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

Index

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2015			As of October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$160,753	($55,908)	$104,845	$144,478	($55,393)	$89,085
Intellectual property	73,892	(18,860)	55,032	73,005	(17,620)	55,385
Licenses	2,900	(1,758)	1,142	2,900	(1,645)	1,255
Non-compete agreements	927	(927)	—	1,020	(1,020)	—
Patents	715	(419)	296	712	(405)	307
Trade names	166	(28)	138	166	(17)	149
	239,353	(77,900)	161,453	222,281	(76,100)	146,181
Non-Amortizing Assets:
Trade names	61,851	—	61,851	54,629	—	54,629
	$301,204	($77,900)	$223,304	$276,910	($76,100)	$200,810

The increase in the gross carrying amount of customer relationships, non-amortizing trade names and intellectual property as of April 30, 2015 compared to October 31, 2014 principally relates to such intangible assets recognized in connection with the fiscal 2015 acquisitions (see Note 2, Acquisitions). The weighted-average amortization period of the customer relationships and intellectual property acquired during fiscal 2015 is 9 and 10 years, respectively.

Amortization expense related to intangible assets for the six months ended April 30, 2015 and 2014 was $13.1 million and $14.1 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2015 and 2014 was $7.0 million. Amortization expense related to intangible assets for the remainder of fiscal 2015 is estimated to be $13.0 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $25.2 million in fiscal 2016, $24.3 million in fiscal 2017, $22.4 million in fiscal 2018, $20.5 million in fiscal 2019, $18.0 million in fiscal 2020, and $38.1 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30, 2015	October 31, 2014
Borrowings under revolving credit facility	$324,289	$326,000
Capital leases	2,528	3,109
	326,817	329,109
Less: Current maturities of long-term debt	(346)	(418)
	$326,471	$328,691

Index

During the first quarter of fiscal 2015, the Company elected to borrow €32 million under its revolving credit facility, which allows for borrowings made in foreign currencies up to a $50 million sublimit. The funds were used to facilitate an acquisition made during the same fiscal quarter. As of April 30, 2015, the United States ("U.S.") dollar equivalent of the Company's Euro borrowing was $35.3 million.

As of April 30, 2015 and October 31, 2014, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.3%. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2015, the Company was in compliance with all such covenants.

6.     INCOME TAXES

As of April 30, 2015, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $1.0 million of which $.7 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the six months ended April 30, 2015 is as follows (in thousands):

Balance as of October 31, 2014	$879
Increases related to current year tax positions	76
Increases related to prior year tax positions	14
Balance as of April 30, 2015	$969

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the six months ended April 30, 2015. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company’s effective tax rate in the first six months of fiscal 2015 decreased to 29.8% from 32.9% in the first six months of fiscal 2014. The decrease is principally due to an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 that was recognized in the first quarter of fiscal 2015 resulting from the retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014. Additionally, the decrease in the effective tax rate reflects the benefit of recognizing additional foreign tax credits related to R&D activities at one of the Company's foreign subsidiaries inclusive of a prior year tax return amendment. These decreases were partially offset by the impact of a larger reduction in accrued contingent consideration in the first six months of fiscal 2014 compared to fiscal 2015 associated with a prior year acquisition acquired by means of a nontaxable stock transaction.

The Company’s effective tax rate in the second quarter of fiscal 2015 decreased to 30.0% from 31.8% in the second quarter of fiscal 2014. The decrease is principally attributed to the

Index

benefit of recognizing additional foreign tax credits related to R&D activities at one of the Company's foreign subsidiaries inclusive of a prior year tax return amendment. The decrease in the effective tax rate also reflects no provision for U.S. income taxes on the undistributed earnings of a fiscal 2015 foreign acquisition located in a lower tax rate jurisdiction. These decreases were partially offset by the impact of a larger reduction in accrued contingent consideration in the first six months of fiscal 2014 compared to fiscal 2015 associated with a prior year acquisition acquired by means of a nontaxable stock transaction.

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

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$76,506	$—	$76,506
Equity securities	2,382	—	—	2,382
Mutual funds	1,800	—	—	1,800
Money market funds	979	—	—	979
Other	905	50	—	955
Total assets	$6,066	$76,556	$—	$82,622

Liabilities:
Contingent consideration	$—	$—	$20,118	$20,118

Index

	As of October 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$61,958	$—	$61,958
Equity securities	2,225	—	—	2,225
Mutual funds	1,903	—	—	1,903
Money market funds	3,974	—	—	3,974
Other	1,339	50	—	1,389
Total assets	$9,441	$62,008	$—	$71,449

Liabilities:
Contingent consideration	$—	$—	$1,184	$1,184

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $82.6 million as of April 30, 2015 and $71.4 million as of October 31, 2014, of which the LCP related assets were $77.5 million and $65.9 million as of April 30, 2015 and October 31, 2014, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $81.6 million as of April 30, 2015 and $70.5 million as of October 31, 2014, of which the LCP related liability was $76.5 million and $65.0 million as of April 30, 2015 and October 31, 2014, respectively.

As part of the agreement to acquire a subsidiary by the FSG in the first quarter of fiscal 2015, the Company may be obligated to pay contingent consideration of up to €24.4 million in aggregate, which translates to approximately $26.9 million based on the April 30, 2015 exchange rate, should the acquired entity meet certain earnings objectives during each of the first four years following the acquisition. As of April 30, 2015, the estimated fair value of the contingent consideration was $20.1 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may be obligated to pay contingent consideration of up to $30.0 million should the acquired entity meet certain earnings objectives during calendar years 2014 and 2015. The $1.2 million estimated fair value of the contingent consideration as of October 31, 2014 was recorded as a

Index

reduction to selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations in the second quarter of fiscal 2015. The decrease in the fair value of the contingent consideration is principally attributed to revised earnings estimates that reflect less favorable projected market conditions during the earnout period.

The estimated fair value of the fiscal 2015 contingent consideration arrangement described above is classified within Level 3 and was determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amount was discounted using a weighted average discount rate reflecting the credit risk of a market participant. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's condensed consolidated statements of operations.

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of April 30, 2015 were as follows:

	Fiscal 2015 Subsidiary
Compound annual revenue growth rate range	(7%)	-	12%
Weighted average discount rate	2.2%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2015 are as follows (in thousands):

Balance as of October 31, 2014	$1,184
Contingent consideration related to acquisition	21,355
Decrease in accrued contingent consideration	(1,058)
Foreign currency translation adjustments	(1,363)
Balance as of April 30, 2015	$20,118

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$5,963
Other long-term liabilities	14,155
$20,118

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2015.

Index

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2015 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to HEICO	$60,745	$55,822	$33,105	$28,367

Denominator:
Weighted average common shares outstanding - basic	66,653	66,415	66,711	66,437
Effect of dilutive stock options	1,082	988	1,090	1,018
Weighted average common shares outstanding - diluted	67,735	67,403	67,801	67,455

Net income per share attributable to HEICO shareholders:
Basic	$.91	$.84	$.50	$.43
Diluted	$.90	$.83	$.49	$.42

Anti-dilutive stock options excluded	305	425	305	305

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and ETG, for the six and three months ended April 30, 2015 and 2014, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2015:
Net sales	$384,832	$180,216	($5,442)	$559,606
Depreciation and amortization	11,161	11,578	402	23,141
Operating income	68,248	41,624	(7,678)	102,194
Capital expenditures	6,477	2,857	126	9,460

Six months ended April 30, 2014:
Net sales	$376,477	$177,233	($4,652)	$549,058
Depreciation and amortization	9,863	13,871	405	24,139
Operating income	69,089	41,040	(10,573)	99,556
Capital expenditures	4,256	2,759	470	7,485

Three months ended April 30, 2015:
Net sales	$202,775	$90,995	($2,349)	$291,421
Depreciation and amortization	6,349	5,686	202	12,237
Operating income	37,545	22,206	(3,963)	55,788
Capital expenditures	3,863	1,226	117	5,206

Three months ended April 30, 2014:
Net sales	$194,892	$89,741	($2,401)	$282,232
Depreciation and amortization	4,943	6,946	200	12,089
Operating income	36,886	18,136	(5,851)	49,171
Capital expenditures	2,231	1,051	213	3,495

Total assets by operating segment as of April 30, 2015 and October 31, 2014 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2015	$779,920	$679,534	$121,140	$1,580,594
Total assets as of October 31, 2014	676,824	703,144	109,246	1,489,214

Index

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 30, 2015, the Company has arranged for standby letters of credit aggregating $2.3 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the Company's insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the six months ended April 30, 2015 and 2014, respectively, are as follows (in thousands):

	Six months ended April 30,
	2015	2014
Balances as of beginning of fiscal year	$4,079	$3,233
Accruals for warranties	436	1,125
Acquired warranty liabilities	35	—
Warranty claims settled	(1,078)	(941)
Balances as of April 30	$3,472	$3,417

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2014. There have been no material changes to our critical accounting policies during the six months ended April 30, 2015.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2015 have been affected by the fiscal 2015 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Net sales	$559,606	$549,058	$291,421	$282,232
Cost of sales	360,315	357,019	185,927	182,310
Selling, general and administrative expenses	97,097	92,483	49,706	50,751
Total operating costs and expenses	457,412	449,502	235,633	233,061
Operating income	$102,194	$99,556	$55,788	$49,171

Net sales by segment:
Flight Support Group	$384,832	$376,477	$202,775	$194,892
Electronic Technologies Group	180,216	177,233	90,995	89,741
Intersegment sales	(5,442)	(4,652)	(2,349)	(2,401)
	$559,606	$549,058	$291,421	$282,232

Operating income by segment:
Flight Support Group	$68,248	$69,089	$37,545	$36,886
Electronic Technologies Group	41,624	41,040	22,206	18,136
Other, primarily corporate	(7,678)	(10,573)	(3,963)	(5,851)
	$102,194	$99,556	$55,788	$49,171

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.6%	35.0%	36.2%	35.4%
Selling, general and administrative expenses	17.4%	16.8%	17.1%	18.0%
Operating income	18.3%	18.1%	19.1%	17.4%
Interest expense	.4%	.5%	.4%	.5%
Other income	.1%	.1%	.1%	.1%
Income tax expense	5.3%	5.8%	5.7%	5.4%
Net income attributable to noncontrolling interests	1.8%	1.7%	1.9%	1.6%
Net income attributable to HEICO	10.9%	10.2%	11.4%	10.1%

Index

Comparison of First Six Month of Fiscal 2015 to First Six Months of Fiscal 2014

Net Sales

Our net sales in the first six months of fiscal 2015 increased by 2% to a record $559.6 million, as compared to net sales of $549.1 million in the first six months of fiscal 2014. The increase in consolidated net sales principally reflects an increase of $8.4 million (a 2% increase) to a record $384.8 million in net sales within the FSG and a net sales increase of $3.0 million (a 2% increase) to a record $180.2 million in net sales within the ETG. The net sales increase in the FSG principally reflects net sales of $16.1 million contributed by fiscal 2015 acquisitions as well as additional net sales from new product offerings and favorable market conditions in our aftermarket replacement parts and repair and overhaul services product lines of $6.3 million. These increases were partially offset by a $14.0 million net sales decrease in our specialty products lines principally reflecting lower net sales of certain industrial products that are principally attributed to a reduction in product demand associated with certain customers and the related completion of a customer's multi-year orders in late fiscal 2014. As a result of the net sales decrease of certain industrial products, the FSG experienced a 2% organic revenue decline in the first six months of fiscal 2015. Excluding this net sales decrease, the FSG experienced organic growth of approximately 3% in the first six months of fiscal 2015. The net sales increase in the ETG reflects organic growth of approximately 2% from an increase in demand for certain of the ETG's medical, defense and aerospace products resulting in an aggregate net sales increase of $5.2 million, partially offset by an aggregate net sales decrease of $2.2 million from lower demand for certain of the ETG's other product lines. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first six months of fiscal 2015.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 35.6% in the first six months of fiscal 2015 from 35.0% in the first six months of fiscal 2014, principally reflecting an increase of 2.3% in the ETG's gross profit margin. The increase in the ETG's gross profit margin is principally attributed to a more favorable product mix for certain of our space and defense products. Total new product research and development expenses included within our consolidated cost of sales increased to $19.4 million in the first six months of fiscal 2015, as compared to $18.4 million in the first six months of fiscal 2014.

Selling, general and administrative (“SG&A”) expenses were $97.1 million in the first six months of fiscal 2015 as compared to $92.5 million in the first six months of fiscal 2014. Reductions in accrued contingent consideration associated with a prior year acquisition reduced SG&A expenses by $1.2 million and $9.3 million in the first six months of fiscal 2015 and 2014, respectively. Additionally corporate expenses were $2.9 million lower in the first six months of fiscal 2015 as compared to the same period in fiscal 2014, principally due to unrealized gains from foreign currency translation adjustments on borrowings denominated in Euros under our revolving credit facility and lower accrued performance-based compensation expense.

Index

SG&A expenses as a percentage of net sales increased from 16.8% in the first six months of fiscal 2014 to 17.4% in the first six months of fiscal 2015. The increase principally reflects the larger reduction in accrued contingent consideration recognized in the prior year, partially offset by the previously mentioned lower corporate expenses.

Operating Income

Operating income in the first six months of fiscal 2015 increased by 3% to a record $102.2 million, up from $99.6 million in the first six months of fiscal 2014. The increase in consolidated operating income reflects the previously mentioned $2.9 million decrease in corporate expenses as well as a $.6 million increase (a 1% increase) to a record $41.6 million in operating income of the ETG in the first six months of fiscal 2015, up from $41.0 million in the first six months of fiscal 2014, partially offset by a $.8 million decrease (a 1% decrease) to $68.2 million in operating income of the FSG in the first six months of fiscal 2015, as compared to $69.1 million in the first six months of fiscal 2014. The increase in operating income of the ETG is principally attributed to the previously mentioned improved gross profit margin as well as lower amortization expense of intangible assets, partially offset by the aforementioned larger reduction in accrued contingent consideration recognized in the prior year. The decrease in the FSG’s operating income is principally attributed to higher amortization expenses of intangible assets associated with the fiscal 2015 acquisitions as well as a slightly lower gross profit margin, partially offset by the increase in net sales.

Consolidated operating income as a percentage of net sales increased to 18.3% in the first six months of fiscal 2015, up from 18.1% in the first six months of fiscal 2014.

Interest Expense

Interest expense decreased to $2.3 million in the first six months of fiscal 2015 from $2.7 million in the first six months of fiscal 2014. The decrease was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first six months of fiscal 2014 associated with our fiscal 2013 acquisitions.

Other Income

Other income in the first six months of fiscal 2015 and 2014 was not material.

Income Tax Expense

Our effective tax rate in the first six months of fiscal 2015 decreased to 29.8% from 32.9% in the first six months of fiscal 2014. The decrease is principally due to an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 that was recognized in the first quarter of fiscal 2015 resulting from the retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014. Additionally, the decrease in the effective tax rate reflects the benefit of recognizing additional foreign tax credits related to R&D activities at one of our foreign subsidiaries inclusive of a prior year tax return amendment. These

Index

decreases were partially offset by the impact of a larger reduction in accrued contingent consideration in the first six months of fiscal 2014 compared to fiscal 2015 associated with a prior year acquisition acquired by means of a nontaxable stock transaction.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $9.9 million in the first six months of fiscal 2015 compared to $9.5 million in the first six months of fiscal 2014. The increase in the first six months of fiscal 2015 principally reflects higher allocations of net income to certain subsidiaries of the FSG and ETG in which noncontrolling interests are held including the fiscal 2015 acquisitions, partially offset by lower allocations of net income to certain noncontrolling interests in the first six months of fiscal 2015 as a result of the acquisition of certain noncontrolling interests during fiscal 2014.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $60.7 million, or $.90 per diluted share, in the first six months of fiscal 2015 from $55.8 million, or $.83 per diluted share, in the first six months of fiscal 2014 principally reflecting the increased operating income and the lower effective tax rate.

Comparison of Second Quarter of Fiscal 2015 to Second Quarter of Fiscal 2014

Net Sales

Our net sales in the second quarter of fiscal 2015 increased by 3% to $291.4 million, as compared to net sales of $282.2 million in the second quarter of fiscal 2014. The increase in consolidated net sales principally reflects an increase of $7.9 million (a 4% increase) to a record$202.8 million in net sales within the FSG as well as an increase of $1.3 million (a 1% increase) to $91.0 million in net sales within the ETG. The net sales increase in the FSG principally reflects net sales of $14.4 million contributed by fiscal 2015 acquisitions, partially offset by a $6.4 million net sales decrease in our specialty products lines principally reflecting lower net sales of certain industrial products that are principally attributed to a reduction in product demand associated with certain customers and the related completion of a customer's multi-year orders in late fiscal 2014. As a result of the net sales decrease of certain industrial products, the FSG experienced a 3% organic revenue decline in the second quarter of fiscal 2015. Excluding this net sales decrease, the FSG experienced organic growth of approximately 1% in the second quarter of fiscal 2015. The net sales increase in the ETG reflects organic growth of approximately 1% resulting from an increase in demand for certain of the ETG's medical, defense and aerospace products resulting in an aggregate net sales increase of $2.3 million, partially offset by lower demand for certain of the ETG's other product lines resulting in an aggregate net sales decrease of $1.0 million. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the second quarter of fiscal 2015.

Index

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 36.2% in the second quarter of fiscal 2015 as compared to 35.4% in the second quarter of fiscal 2014, principally reflecting an increase of 2.4% in the ETG's gross profit margin. The increase in the ETG's gross profit margin is principally attributed to a more favorable product mix for certain of our space and defense products. Total new product research and development expenses included within our consolidated cost of sales increased to $10.1 million in the second quarter of fiscal 2015, as compared to $9.3 million in the second quarter of fiscal 2014.

SG&A expenses were $49.7 million in the second quarter of fiscal 2015 as compared to $50.8 million in the second quarter of fiscal 2014. Corporate expenses were $1.6 million lower in the second quarter of fiscal 2015 as compared to the same period in fiscal 2014, principally due to unrealized gains from foreign currency translation adjustments on borrowings denominated in Euros under our revolving credit facility and lower accrued performance-based compensation expense. Additionally, reductions in accrued contingent consideration associated with a prior year acquisition reduced SG&A expenses by $1.2 million and $2.3 million in the second quarter of fiscal 2015 and 2014, respectively.

SG&A expenses as a percentage of net sales decreased from 18.0% in the second quarter of fiscal 2014 to 17.1% in the second quarter of fiscal 2015 principally reflecting the previously mentioned lower corporate expenses.

Operating Income

Operating income in the second quarter of fiscal 2015 increased by 13% to a record $55.8 million, up from $49.2 million in the second quarter of fiscal 2014. The increase in consolidated operating income principally reflects a $4.1 million increase (a 22% increase) to $22.2 million in operating income of the ETG in the second quarter of fiscal 2015, up from $18.1 million in the second quarter of fiscal 2014 and a $.7 million increase (a 2% increase) to a record $37.5 million in operating income of the FSG in the second quarter of fiscal 2015, up from $36.9 million in the second quarter of fiscal 2014. Additionally, the increase in consolidated operating income reflects the previously mentioned $1.6 million decrease in corporate expenses.

Consolidated operating income as a percentage of net sales increased to 19.1% in the second quarter of fiscal 2015, up from 17.4% in the second quarter of fiscal 2014. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG’s operating income as a percentage of net sales from 20.2% in the second quarter of fiscal 2014 to 24.4% in the second quarter of fiscal 2015 and a reduction in corporate expenses as a percentage of net sales from 2.1% in the second quarter of fiscal 2014 to 1.4% in the second quarter of fiscal 2015, partially offset by a decrease in the FSG’s operating income as a percentage of net sales from 18.9% in the second quarter of fiscal 2014 to 18.5% in the second quarter of fiscal 2015. The increase in operating income and operating income as a percentage of net sales for the ETG principally reflects the previously mentioned improved gross profit margin as well as lower amortization expense of intangible assets. The increase in operating income of

Index

the FSG principally reflects the increase in net sales, partially offset by higher amortization expense of intangible assets associated with the fiscal 2015 acquisitions. The decrease in operating income as a percentage of net sales for the FSG principally reflects the higher amortization expense.

Interest Expense

Interest expense decreased to $1.1 million in the second quarter of fiscal 2015 from $1.4 million in the second quarter of fiscal 2014. The decrease was principally due to a higher weighted average balance outstanding under our revolving credit facility in the second quarter of fiscal 2014 associated with our fiscal 2013 acquisitions.

Other Income

Other income in the second quarter of fiscal 2015 and 2014 was not material.

Income Tax Expense

Our effective tax rate in the second quarter of fiscal 2015 decreased to 30.0% from 31.8% in the second quarter of fiscal 2014. The decrease is principally attributed to the benefit of recognizing additional foreign tax credits related to R&D activities at one of our foreign subsidiaries inclusive of a prior year tax return amendment. The decrease in the effective tax rate also reflects no provision for U.S. income taxes on the undistributed earnings of a fiscal 2015 foreign acquisition located in a lower tax rate jurisdiction. These decreases were partially offset by the impact of a larger reduction in accrued contingent consideration in the first six months of fiscal 2014 compared to fiscal 2015 associated with a prior year acquisition acquired by means of a nontaxable stock transaction.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.4 million in the second quarter of fiscal 2015 compared to $4.4 million in the second quarter of fiscal 2014. The increase in the second quarter of fiscal 2015 principally reflects higher allocations of net income to certain subsidiaries of the FSG and ETG in which noncontrolling interests are held including the fiscal 2015 acquisitions.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $33.1 million, or $.49 per diluted share, in the second quarter of fiscal 2015 from $28.4 million, or $.42 per diluted share, in the second quarter of fiscal 2014 principally reflecting the increased operating income and lower effective tax rate.

Index

Outlook

As we look ahead to the remainder of fiscal 2015, we anticipate organic growth within our product lines that serve the commercial aviation markets moderated by lower demand for certain of our industrial-related products within our specialty products lines. We expect improved organic growth within the ETG as compared to the prior year, reflecting increased demand for the majority of our products. During the remainder of fiscal 2015, we plan to continue our focus on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on the aforementioned, we continue to estimate consolidated fiscal 2015 year-over-year growth in both net sales and net income to approximate 8% - 10%.

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

The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2015, we were in compliance with all such covenants. As of April 30, 2015, our net debt to shareholders’ equity ratio was 37.0%, with net debt (total debt less cash and cash equivalents) of $306.1 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities increased to $64.8 million in the first six months of fiscal 2015 and consisted primarily of net income from consolidated operations of $70.6 million and depreciation and amortization of $23.1 million (a non-cash item), partially offset by an increase in working capital (current assets minus current liabilities) of $28.4 million. Net cash provided by operating activities increased by $9.8 million in the first six months of fiscal 2015 from $55.0 million in the first six months of fiscal 2014. The increase in net cash provided by operating activities in the first six months of fiscal 2015 is principally attributed an $8.2 million increase in accrued contingent consideration (a non-cash item) and a net $6.9 million decrease in working capital principally reflecting the timing of collections on accounts receivable, partially offset by a net $6.8 million decrease in other long-term assets and liabilities, principally reflecting the receipt of cash in the first six months of fiscal 2014 associated with a long-term contractual arrangement accounted for as deferred revenue.

Index

Investing Activities

Net cash used in investing activities totaled $58.9 million in the first six months of fiscal 2015 and related primarily to acquisitions of $49.5 million as well as capital expenditures of $9.5 million. Further details regarding our fiscal 2015 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first six months of fiscal 2015 totaled $4.6 million and related primarily to $4.7 million in distributions to noncontrolling interests and $4.7 million in cash dividends on our common stock, partially offset by $3.0 million in proceeds from stock option exercises and the presentation of a $1.4 million excess tax benefit from stock option exercises as a financing activity.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2014.

Off-Balance Sheet Arrangements

Guarantees

As of April 30, 2015, we have arranged for standby letters of credit aggregating $2.3 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of our insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

During the first quarter of fiscal 2015, we borrowed €32 million under our revolving credit facility and used the funds to facilitate an acquisition. A hypothetical 10% weakening of the United States ("U.S.") dollar in comparison to the Euro as of April 30, 2015 would increase the U.S. dollar equivalent of our Euro borrowing by $3.5 million and decrease operating income by the same amount.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	May 21, 2015	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.