Form 10-Q
period 2015-07-31
HEICO CORP
filed 2015-08-27
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 26, 2015 is as follows:

Common Stock, $.01 par value	26,898,938	shares
Class A Common Stock, $.01 par value	39,935,811	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$31,697	$20,229
Accounts receivable, net	150,930	149,669
Inventories, net	236,235	218,042
Prepaid expenses and other current assets	9,850	8,868
Deferred income taxes	34,150	34,485
Total current assets	462,862	431,293

Property, plant and equipment, net	103,175	93,865
Goodwill	713,127	686,271
Intangible assets, net	220,514	200,810
Deferred income taxes	974	1,063
Other assets	87,762	75,912
Total assets	$1,588,414	$1,489,214

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$343	$418
Trade accounts payable	53,035	57,157
Accrued expenses and other current liabilities	91,390	92,578
Income taxes payable	2,062	2,067
Total current liabilities	146,830	152,220

Long-term debt, net of current maturities	299,126	328,691
Deferred income taxes	114,618	111,429
Other long-term liabilities	106,437	82,289
Total liabilities	667,011	674,629

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	64,821	39,966

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,899 and 26,847 shares issued and outstanding	269	268
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,936 and 39,699 shares issued and outstanding	399	397
Capital in excess of par value	283,490	269,351
Deferred compensation obligation	1,296	1,138
HEICO stock held by irrevocable trust	(1,296)	(1,138)
Accumulated other comprehensive loss	(24,562)	(8,289)
Retained earnings	516,007	437,757
Total HEICO shareholders’ equity	775,603	699,484
Noncontrolling interests	80,979	75,135
Total shareholders’ equity	856,582	774,619
Total liabilities and equity	$1,588,414	$1,489,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014

Net sales	$859,976	$840,088	$300,370	$291,030

Operating costs and expenses:
Cost of sales	552,593	544,722	192,278	187,703
Selling, general and administrative expenses	146,679	145,697	49,582	53,214

Total operating costs and expenses	699,272	690,419	241,860	240,917

Operating income	160,704	149,669	58,510	50,113

Interest expense	(3,346)	(4,166)	(1,088)	(1,444)
Other income (expense)	375	591	(184)	83

Income before income taxes and noncontrolling interests	157,733	146,094	57,238	48,752

Income tax expense	48,200	43,400	18,300	11,400

Net income from consolidated operations	109,533	102,694	38,938	37,352

Less: Net income attributable to noncontrolling interests	14,419	13,506	4,569	3,986

Net income attributable to HEICO	$95,114	$89,188	$34,369	$33,366

Net income per share attributable to HEICO shareholders:
Basic	$1.43	$1.34	$.51	$.50
Diluted	$1.40	$1.32	$.51	$.49

Weighted average number of common shares outstanding:
Basic	66,706	66,442	66,813	66,497
Diluted	67,790	67,427	67,901	67,474

Cash dividends per share	$.14	$.47	$.07	$.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014

Net income from consolidated operations	$109,533	$102,694	$38,938	$37,352
Other comprehensive loss:
Foreign currency translation adjustments	(17,177)	(2,715)	(5,442)	(2,064)
Total other comprehensive loss	(17,177)	(2,715)	(5,442)	(2,064)
Comprehensive income from consolidated operations	92,356	99,979	33,496	35,288
Less: Net income attributable to noncontrolling interests	14,419	13,506	4,569	3,986
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(904)	—	(94)	—
Comprehensive income attributable to noncontrolling interests	13,515	13,506	4,475	3,986
Comprehensive income attributable to HEICO	$78,841	$86,473	$29,021	$31,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619
Comprehensive income (loss)	3,880	—	—	—	—	—	(16,273)	95,114	9,635	88,476
Cash dividends ($.14 per share)	—	—	—	—	—	—	—	(9,343)	—	(9,343)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	5,090	—	—	—	—	—	5,091
Share-based compensation expense	—	—	—	4,394	—	—	—	—	—	4,394
Proceeds from stock option exercises	—	—	2	3,256	—	—	—	—	—	3,258
Tax benefit from stock option exercises	—	—	—	1,404	—	—	—	—	—	1,404
Redemptions of common stock related to share-based compensation	—	—	—	(5)	—	—	—	—	—	(5)
Noncontrolling interests assumed related to acquisitions	17,076	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(3,623)	—	—	—	—	—	—	—	(3,791)	(3,791)
Adjustments to redemption amount of redeemable noncontrolling interests	7,522	—	—	—	—	—	—	(7,522)	—	(7,522)
Deferred compensation obligation	—	—	—	—	158	(158)	—	—	—	—
Other	—	—	—	—	—	—	—	1	—	1
Balances as of July 31, 2015	$64,821	$269	$399	$283,490	$1,296	($1,296)	($24,562)	$516,007	$80,979	$856,582

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235
Comprehensive income (loss)	4,180	—	—	—	—	—	(2,715)	89,188	9,326	95,799
Cash dividends ($.47 per share)	—	—	—	—	—	—	—	(31,215)	—	(31,215)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	3,849	—	—	—	—	—	3,849
Share-based compensation expense	—	—	1	5,873	—	—	—	—	—	5,874
Proceeds from stock option exercises	—	—	—	594	—	—	—	—	—	594
Tax benefit from stock option exercises	—	—	—	93	—	—	—	—	—	93
Redemptions of common stock related to share-based compensation	—	—	—	(273)	—	—	—	—	—	(273)
Distributions to noncontrolling interests	(4,141)	—	—	—	—	—	—	—	(72,576)	(72,576)
Acquisitions of noncontrolling interests	(1,243)	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interests to noncontrolling interests	(19,383)	—	—	—	—	—	—	—	19,383	19,383
Adjustments to redemption amount of redeemable noncontrolling interests	(526)	—	—	—	—	—	—	526	—	526
Other	—	—	—	4	—	—	—	—	1	5
Balances as of July 31, 2014	$38,105	$268	$397	$266,029	$1,138	($1,138)	($2,571)	$408,148	$73,023	$745,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2015	2014
Operating Activities:
Net income from consolidated operations	$109,533	$102,694
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	35,066	36,270
Impairment of intangible assets	—	9,200
Share-based compensation expense	4,394	5,874
Employer contributions to HEICO Savings and Investment Plan	4,482	3,849
Deferred income tax benefit	(4,909)	(11,549)
Tax benefit from stock option exercises	1,404	93
Excess tax benefit from stock option exercises	(1,404)	(93)
Decrease in accrued contingent consideration, net	(412)	(19,516)
Foreign currency transaction adjustments, net	(3,981)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	4,482	7,909
Increase in inventories	(10,653)	(2,289)
(Increase) decrease in prepaid expenses and other current assets	(548)	7,048
Decrease in trade accounts payable	(6,570)	(6,129)
Decrease in accrued expenses and other current liabilities	(7,977)	(12,456)
(Decrease) increase in income taxes payable	(401)	420
Other long-term assets and liabilities, net	(1,217)	5,908
Net cash provided by operating activities	121,289	127,233

Investing Activities:
Acquisitions, net of cash acquired	(56,198)	(8,737)
Capital expenditures	(13,767)	(12,261)
Other	171	(30)
Net cash used in investing activities	(69,794)	(21,028)

Financing Activities:
Borrowings on revolving credit facility	68,696	112,000
Payments on revolving credit facility	(95,000)	(102,000)
Distributions to noncontrolling interests	(7,414)	(76,717)
Cash dividends paid	(9,343)	(31,215)
Acquisitions of noncontrolling interests	—	(1,243)
Revolving credit facility issuance costs	—	(767)
Redemptions of common stock related to share-based compensation	(5)	(273)
Proceeds from stock option exercises	3,258	594
Excess tax benefit from stock option exercises	1,404	93
Other	(290)	(1,082)
Net cash used in financing activities	(38,694)	(100,610)

Effect of exchange rate changes on cash	(1,333)	(150)

Net increase in cash and cash equivalents	11,468	5,445
Cash and cash equivalents at beginning of year	20,229	15,499
Cash and cash equivalents at end of period	$31,697	$20,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014. The October 31, 2014 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede

Index

nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption is not permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating which transition method it will elect and the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure inventories at the lower of cost or net realizable value. Under current guidance, inventories are measured at the lower of cost or market. ASU 2015-11 must be applied prospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

2.     ACQUISITIONS

In January 2015, the Company, through its HEICO Flight Support Corp. subsidiary, acquired 80% of the equity of Aeroworks International Holdings, B.V. (“Aeroworks”). Aeroworks, which is headquartered in The Netherlands and maintains a significant portion of its production facilities in Thailand and Laos, is a manufacturer of both composite and metal parts used primarily in aircraft interior applications, including seating, galleys, lavatories, doors, and overhead bins. The remaining 20% interest continues to be owned by a certain member of Aeroworks' management team (see Note 3, Selected Financial Statement Information, for additional information). The total consideration includes an accrual representing the estimated fair value of contingent consideration that the Company may be obligated to pay should Aeroworks meet certain earnings objectives during each of the first four years following the acquisition. See Note 7, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

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

Index

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

The purchase prices of the fiscal 2015 acquisitions were paid in cash principally using proceeds from the Company’s revolving credit facility and the total consideration for the acquisitions is not material or significant to the Company's condensed consolidated financial statements. The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed for the fiscal 2015 acquisitions is preliminary until the Company obtains final information regarding their fair values.

The operating results of the fiscal 2015 acquisitions were included in the Company’s results of operations from the effective acquisition dates. The amount of net sales and earnings of the fiscal 2015 acquisitions included in the Condensed Consolidated Statements of Operations is not material. Had the fiscal 2015 acquisitions been consummated as of November 1, 2013, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2015 and July 31, 2014 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2015	October 31, 2014
Accounts receivable	$153,185	$151,812
Less: Allowance for doubtful accounts	(2,255)	(2,143)
Accounts receivable, net	$150,930	$149,669

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	July 31, 2015	October 31, 2014
Costs incurred on uncompleted contracts	$22,814	$24,437
Estimated earnings	11,761	11,747
	34,575	36,184
Less: Billings to date	(35,284)	(29,829)
	($709)	$6,355
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$4,695	$8,161
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(5,404)	(1,806)
	($709)	$6,355

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the nine and three months ended July 31, 2015 and 2014.

Inventories

(in thousands)	July 31, 2015	October 31, 2014
Finished products	$113,626	$106,229
Work in process	32,871	30,056
Materials, parts, assemblies and supplies	87,598	79,163
Contracts in process	4,508	2,594
Less: Billings to date	(2,368)	—
Inventories, net of valuation reserves	$236,235	$218,042

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

(in thousands)	July 31, 2015	October 31, 2014
Land	$4,954	$4,501
Buildings and improvements	69,091	60,332
Machinery, equipment and tooling	152,249	139,963
Construction in progress	6,630	6,905
	232,924	211,701
Less: Accumulated depreciation and amortization	(129,749)	(117,836)
Property, plant and equipment, net	$103,175	$93,865

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $7.8 million and $10.9 million as of July 31, 2015 and October 31, 2014, respectively. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2015 and 2014 was $4.3 million and $5.3 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2015 and 2014 was $1.4 million and $1.9 million, respectively. The decrease in the amount of accrued customer rebates and credits since October 31, 2014 principally reflects payments made during fiscal 2015.

Employee Retirement Plan

The components of net pension income for the nine and three months ended July 31, 2015 and 2014 that were recorded within the Company's Condensed Consolidated Statements of Operations are as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Expected return on plan assets	$555	$555	$185	$185
Interest cost	420	459	140	153
Net pension income	$135	$96	$45	$32

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2015 and 2014 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
R&D expenses	$28,860	$28,278	$9,421	$9,862

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

	July 31, 2015	October 31, 2014
Redeemable at fair value	$52,521	$27,666
Redeemable based on a multiple of future earnings	12,300	12,300
Redeemable noncontrolling interests	$64,821	$39,966

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

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2015 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2014	($8,348)	$59	($8,289)
Unrealized loss	(16,273)	—	(16,273)
Balances as of July 31, 2015	($24,621)	$59	($24,562)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2015 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2014	$282,407	$403,864	$686,271
Goodwill acquired	36,064	—	36,064
Foreign currency translation adjustments	(1,704)	(7,504)	(9,208)
Balances as of July 31, 2015	$316,767	$396,360	$713,127

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

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2015			As of October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$156,119	($60,058)	$96,061	$144,478	($55,393)	$89,085
Intellectual property	83,760	(20,932)	62,828	73,005	(17,620)	55,385
Licenses	2,900	(1,810)	1,090	2,900	(1,645)	1,255
Non-compete agreements	915	(915)	—	1,020	(1,020)	—
Patents	731	(432)	299	712	(405)	307
Trade names	166	(33)	133	166	(17)	149
	244,591	(84,180)	160,411	222,281	(76,100)	146,181
Non-Amortizing Assets:
Trade names	60,103	—	60,103	54,629	—	54,629
	$304,694	($84,180)	$220,514	$276,910	($76,100)	$200,810

The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of July 31, 2015 compared to October 31, 2014 principally relates to such intangible assets recognized in connection with the fiscal 2015 acquisitions (see Note 2, Acquisitions). The weighted-average amortization period of the customer relationships and intellectual property acquired during fiscal 2015 is 10 and 12 years, respectively.

Amortization expense related to intangible assets for the nine months ended July 31, 2015 and 2014 was $19.7 million and $21.1 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2015 and 2014 was $6.6 million and $7.0

Index

million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2015 is estimated to be $6.5 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $25.2 million in fiscal 2016, $24.3 million in fiscal 2017, $22.5 million in fiscal 2018, $20.6 million in fiscal 2019, $18.1 million in fiscal 2020, and $43.2 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	July 31, 2015	October 31, 2014
Borrowings under revolving credit facility	$297,046	$326,000
Capital leases	2,423	3,109
	299,469	329,109
Less: Current maturities of long-term debt	(343)	(418)
	$299,126	$328,691

During the first quarter of fiscal 2015, the Company elected to borrow €32 million under its revolving credit facility, which allows for borrowings made in foreign currencies up to a $50 million sublimit. The funds were used to facilitate an acquisition made during the same fiscal quarter. As of July 31, 2015, the United States ("U.S.") dollar equivalent of the Company's Euro borrowing was $35.0 million.

As of July 31, 2015 and October 31, 2014, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.3%. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2015, the Company was in compliance with all such covenants.

6.     INCOME TAXES

As of July 31, 2015, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $1.0 million of which $.7 million would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits for the nine months ended July 31, 2015 is as follows (in thousands):

Balance as of October 31, 2014	$879
Increases related to current year tax positions	114
Increases related to prior year tax positions	14
Lapse of statute of limitations	(52)
Balance as of July 31, 2015	$955

Index

There were no material changes in the liability for unrecognized tax positions resulting from tax positions taken during the current or a prior year, settlements with other taxing authorities or a lapse of applicable statutes of limitations. The accrual of interest and penalties related to the unrecognized tax benefits was not material for the nine months ended July 31, 2015. Further, the Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company’s effective tax rate in the first nine months of fiscal 2015 increased to 30.6% from 29.7% in the first nine months of fiscal 2014. The increase is principally due to the impact of a larger reduction in accrued contingent consideration in the first nine months of fiscal 2014 associated with a prior year acquisition acquired by means of a nontaxable stock transaction. This increase was partially offset by an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 that was recognized in the first quarter of fiscal 2015 resulting from the retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014 and the benefit of recognizing additional foreign tax credits related to R&D activities at one of the Company's foreign subsidiaries inclusive of a prior year tax return amendment.

The Company’s effective tax rate in the third quarter of fiscal 2015 increased to 32.0% from 23.4% in the third quarter of fiscal 2014. The increase is principally due to the impact of a larger reduction in accrued contingent consideration in the third quarter of fiscal 2014 compared to fiscal 2015 associated with a prior year acquisition acquired by means of a nontaxable stock transaction.

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

Index

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$75,809	$—	$75,809
Money market funds	2,482	—	—	2,482
Equity securities	2,131	—	—	2,131
Mutual funds	1,737	—	—	1,737
Other	967	50	—	1,017
Total assets	$7,317	$75,859	$—	$83,176

Liabilities:
Contingent consideration	$—	$—	$20,622	$20,622

	As of October 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$61,958	$—	$61,958
Money market funds	3,974	—	—	3,974
Equity securities	2,225	—	—	2,225
Mutual funds	1,903	—	—	1,903
Other	1,339	50	—	1,389
Total assets	$9,441	$62,008	$—	$71,449

Liabilities:
Contingent consideration	$—	$—	$1,184	$1,184

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and

Index

classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $83.2 million as of July 31, 2015 and $71.4 million as of October 31, 2014, of which the LCP related assets were $78.3 million and $65.9 million as of July 31, 2015 and October 31, 2014, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $82.2 million as of July 31, 2015 and $70.5 million as of October 31, 2014, of which the LCP related liability was $77.3 million and $65.0 million as of July 31, 2015 and October 31, 2014, respectively.

As part of the agreement to acquire a subsidiary by the FSG in the first quarter of fiscal 2015, the Company may be obligated to pay contingent consideration of up to €24.4 million in aggregate, which translates to approximately $26.8 million based on the July 31, 2015 exchange rate, should the acquired entity meet certain earnings objectives during each of the first four years following the acquisition. The estimated fair value of the contingent consideration as of the acquisition date was €18.1 million, or approximately $21.3 million. As of July 31, 2015, the estimated fair value of the contingent consideration was €18.8 million, or $20.6 million. The $.7 million decrease is principally attributed to the strengthening of the U.S. dollar relative to the Euro partially offset by revised earnings estimates that reflect more favorable projected market conditions during the earnout period and was recorded as a reduction to selling, general and administrative expenses ("SG&A") in the Company's Condensed Consolidated Statement of Operations.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may be obligated to pay contingent consideration of up to $30.0 million should the acquired entity meet certain earnings objectives during calendar years 2014 and 2015. The $1.2 million estimated fair value of the contingent consideration as of October 31, 2014 was recorded as a reduction to SG&A in the Company's Condensed Consolidated Statement of Operations in the second quarter of fiscal 2015. The decrease in the fair value of the contingent consideration is principally attributed to revised earnings estimates that reflect less favorable projected market conditions during the earnout period.

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

Index

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of July 31, 2015 were as follows:

	Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(3%)	-	15%
Weighted average discount rate	2.2%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2015 are as follows (in thousands):

Balance as of October 31, 2014	$1,184
Contingent consideration related to acquisition	21,355
Decrease in accrued contingent consideration, net	(412)
Foreign currency transaction adjustments	(1,505)
Balance as of July 31, 2015	$20,622

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$6,119
Other long-term liabilities	14,503
$20,622

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2015.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2015 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Numerator:
Net income attributable to HEICO	$95,114	$89,188	$34,369	$33,366

Denominator:
Weighted average common shares outstanding - basic	66,706	66,442	66,813	66,497
Effect of dilutive stock options	1,084	985	1,088	977
Weighted average common shares outstanding - diluted	67,790	67,427	67,901	67,474

Net income per share attributable to HEICO shareholders:
Basic	$1.43	$1.34	$.51	$.50
Diluted	$1.40	$1.32	$.51	$.49

Anti-dilutive stock options excluded	352	430	445	442

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2015 and 2014, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2015:
Net sales	$591,431	$277,439	($8,894)	$859,976
Depreciation and amortization	17,563	16,895	608	35,066
Operating income	107,498	65,996	(12,790)	160,704
Capital expenditures	9,000	4,457	310	13,767

Nine months ended July 31, 2014:
Net sales	$568,038	$279,298	($7,248)	$840,088
Depreciation and amortization	14,883	20,782	605	36,270
Operating income	103,323	62,495	(16,149)	149,669
Capital expenditures	7,339	4,364	558	12,261

Three months ended July 31, 2015:
Net sales	$206,599	$97,223	($3,452)	$300,370
Depreciation and amortization	6,402	5,317	206	11,925
Operating income	39,250	24,372	(5,112)	58,510
Capital expenditures	2,523	1,600	184	4,307

Three months ended July 31, 2014:
Net sales	$191,561	$102,065	($2,596)	$291,030
Depreciation and amortization	5,020	6,911	200	12,131
Operating income	34,234	21,455	(5,576)	50,113
Capital expenditures	3,083	1,605	88	4,776

Total assets by operating segment as of July 31, 2015 and October 31, 2014 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2015	$790,103	$672,910	$125,401	$1,588,414
Total assets as of October 31, 2014	676,824	703,144	109,246	1,489,214

Index

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 31, 2015, the Company has arranged for standby letters of credit aggregating $2.3 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company used by the Company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the nine months ended July 31, 2015 and 2014, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2015	2014
Balances as of beginning of fiscal year	$4,079	$3,233
Accruals for warranties	579	2,075
Acquired warranty liabilities	35	—
Warranty claims settled	(1,634)	(1,429)
Balances as of July 31	$3,059	$3,879

Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

11. SUBSEQUENT EVENTS

In August 2015, the Company, through its HEICO Flight Support Corp. subsidiary, acquired 80.1% of the assets and assumed certain liabilities of Aerospace & Commercial Technologies, Inc. (“ACT”). ACT is a leading provider of products and services necessary to maintain up-to-date F-16 fighter aircraft operational capabilities. The remaining 19.9% continues to be owned by certain members of ACT’s management team.

In August 2015, the Company, through its HEICO Flight Support Corp. subsidiary, acquired all of the stock of Astroseal Products Mfg. Corporation (“Astroseal”). Astroseal makes expanded foil mesh which is integrated into composite aerospace structures for lighting strike protection in fixed and rotary wing aircraft.

In August 2015, the Company, through HEICO Electronic, acquired 80.1% of the equity of Midwest Microwave Solutions, Inc. (“MMS”). MMS designs, manufactures and sells unique Size, Weight, Power and Cost (SWAP-C) optimized Communications and Electronic Intercept

Index

Receivers and Tuners for military and intelligence applications. The remaining 19.9% continues to be owned by certain members of MMS’s management team.

The purchase prices of these acquisitions were paid in cash principally using proceeds from the Company’s revolving credit facility and the total consideration for the acquisitions is not material or significant to the Company's condensed consolidated financial statements. The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed for these acquisitions is not material or significant to the Company’s condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2014. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2015.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”) and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2015 have been affected by the fiscal 2015 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Net sales	$859,976	$840,088	$300,370	$291,030
Cost of sales	552,593	544,722	192,278	187,703
Selling, general and administrative expenses	146,679	145,697	49,582	53,214
Total operating costs and expenses	699,272	690,419	241,860	240,917
Operating income	$160,704	$149,669	$58,510	$50,113

Net sales by segment:
Flight Support Group	$591,431	$568,038	$206,599	$191,561
Electronic Technologies Group	277,439	279,298	97,223	102,065
Intersegment sales	(8,894)	(7,248)	(3,452)	(2,596)
	$859,976	$840,088	$300,370	$291,030

Operating income by segment:
Flight Support Group	$107,498	$103,323	$39,250	$34,234
Electronic Technologies Group	65,996	62,495	24,372	21,455
Other, primarily corporate	(12,790)	(16,149)	(5,112)	(5,576)
	$160,704	$149,669	$58,510	$50,113

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.7%	35.2%	36.0%	35.5%
Selling, general and administrative expenses	17.1%	17.3%	16.5%	18.3%
Operating income	18.7%	17.8%	19.5%	17.2%
Interest expense	.4%	.5%	.4%	.5%
Other income (expense)	—%	.1%	(.1%)	—%
Income tax expense	5.6%	5.2%	6.1%	3.9%
Net income attributable to noncontrolling interests	1.7%	1.6%	1.5%	1.4%
Net income attributable to HEICO	11.1%	10.6%	11.4%	11.5%

Index

Comparison of First Nine Months of Fiscal 2015 to First Nine Months of Fiscal 2014

Net Sales

Our net sales in the first nine months of fiscal 2015 increased by 2% to a record $860.0 million, as compared to net sales of $840.1 million in the first nine months of fiscal 2014. The increase in consolidated net sales principally reflects an increase of $23.4 million (a 4% increase) to a record $591.4 million in net sales within the FSG partially offset by a net sales decrease of $1.9 million (a 1% decrease) to $277.4 million in net sales within the ETG. The net sales increase in the FSG principally reflects net sales of $32.3 million contributed by our fiscal 2015 acquisitions as well as additional net sales from new product offerings in our aftermarket replacement parts and repair and overhaul services product lines of $11.4 million. The net sales increase within the FSG was partially offset by a $20.3 million organic net sales decrease in our specialty products lines reflecting lower net sales of certain industrial products that are attributable to the completion of a customer’s multi-year orders in late fiscal 2014. As a result of the net sales decrease of certain industrial products, the FSG experienced a 2% organic revenue decline in the first nine months of fiscal 2015. Excluding the impact of the decline in net industrial sales, the FSG experienced organic growth of 3% in the first nine months of fiscal 2015. The net sales decrease in the ETG reflects an organic revenue decline of 1% principally from an aggregate $6.4 million net sales decrease of the ETG’s space and other electronics products resulting mainly from the impact of changes in foreign currency exchange rates, partially offset by an aggregate net sales increase of $5.2 million from higher demand for certain of the ETG’s defense and aerospace products. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first nine months of fiscal 2015.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 35.7% in the first nine months of fiscal 2015 as compared to 35.2% in the first nine months of fiscal 2014, principally reflecting a 2.9% increase in the ETG’s gross profit margin. The increase in the ETG’s gross profit margin is principally attributed to a more favorable product mix for certain of our space and defense products. Total new product research and development expenses included within our consolidated cost of sales increased to $28.9 million in the first nine months of fiscal 2015, as compared to $28.3 million in the first nine months of fiscal 2014.

Selling, general and administrative (“SG&A”) expenses increased to $146.7 million in the first nine months of fiscal 2015, up from $145.7 million in the first nine months of fiscal 2014. The increase in SG&A expenses principally reflects an $18.2 million impact from a larger reduction in the estimated fair value of accrued contingent consideration recorded in the prior year associated with a fiscal 2013 acquisition, partially offset by the impact of $9.2 million of impairment losses recorded in the prior year related to certain intangible assets of the acquired entity, a $4.4 million decrease in accrued performance-based compensation expense and $4.0 million of unrealized gains from foreign currency transaction adjustments to Euro borrowings under our revolving credit facility and our Euro denominated contingent consideration liability.

Index

Operating Income

Operating income in the first nine months of fiscal 2015 increased by 7% to a record $160.7 million as compared to operating income of $149.7 million in the first nine months of fiscal 2014. The increase in operating income principally reflects a $4.2 million increase (a 4% increase) to a record $107.5 million in operating income of the FSG in the first nine months of fiscal 2015, up from $103.3 million in the first nine months of fiscal 2014 and a $3.5 million increase (a 6% increase) in operating income of the ETG to a record $66.0 million in the first nine months of fiscal 2015, up from $62.5 million in the first nine months of fiscal 2014. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth. Additionally, the increase in consolidated operating income reflects a $3.7 million decrease in corporate expenses principally due to unrealized gains from foreign currency transaction adjustments on Euro borrowings and lower accrued performance-based compensation expense.

Consolidated operating income as a percentage of net sales increased to 18.7% in the first nine months of fiscal 2015 compared to 17.8% in the first nine months of fiscal 2014. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG’s operating income as a percentage of net sales to 23.8% in the first nine months of fiscal 2015, up from 22.4% in the first nine months of fiscal 2014. The increase in operating income and operating income as a percentage of net sales for the ETG principally reflects the improved gross profit margin and lower amortization expense associated with intangible assets, partially offset by the previously mentioned reductions to SG&A expenses in the first nine months of fiscal 2014.

Interest Expense

Interest expense decreased to $3.3 million in the first nine months of fiscal 2015 from $4.2 million in the first nine months of fiscal 2014. The decrease was principally due to a higher weighted average balance outstanding under our revolving credit facility in the first nine months of fiscal 2014 associated with our fiscal 2013 acquisitions and the acquisition of certain noncontrolling interests in fiscal 2014.

Other Income (Expense)

Other income (expense) in the first nine months of fiscal 2015 and 2014 was not material.

Income Tax Expense

Our effective tax rate in the first nine months of fiscal 2015 increased to 30.6% from 29.7% in the first nine months of fiscal 2014. The increase is principally due to the impact of a larger reduction in accrued contingent consideration in the first nine months of fiscal 2014 associated with a prior year acquisition acquired by means of a nontaxable stock transaction. This increase was partially offset by an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 that was recognized in the first quarter of fiscal 2015 resulting from the

Index

retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014 and the benefit of recognizing additional foreign tax credits related to R&D activities at one of our foreign subsidiaries inclusive of a prior year tax return amendment.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $14.4 million in the first nine months of fiscal 2015 compared to $13.5 million in the first nine months of fiscal 2014. The increase in the first nine months of fiscal 2015 principally reflects higher allocations of net income to certain subsidiaries of the FSG and ETG in which noncontrolling interests are held including the fiscal 2015 acquisitions, partially offset by lower allocations of net income to certain noncontrolling interests in the first nine months of fiscal 2015 as a result of the acquisition of certain noncontrolling interests during fiscal 2014.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $95.1 million, or $1.40 per diluted share, in the first nine months of fiscal 2015 from $89.2 million, or $1.32 per diluted share, in the first nine months of fiscal 2014 principally reflecting the increased operating income.

Comparison of Third Quarter of Fiscal 2015 to Third Quarter of Fiscal 2014

Net Sales

Our net sales in the third quarter of fiscal 2015 increased by 3% to a record $300.4 million, as compared to net sales of $291.0 million in the third quarter of fiscal 2014. The increase in consolidated net sales principally reflects an increase of $15.0 million (an 8% increase) to a record $206.6 million in net sales within the FSG partially offset by a net sales decrease of $4.8 million (a 5% decrease) to $97.2 million in net sales within the ETG. The net sales increase in the FSG principally reflects net sales of $16.2 million contributed by our fiscal 2015 acquisitions as well as additional net sales from new product offerings in our aftermarket replacement parts and repair and overhaul services product lines of $5.1 million. The net sales increase within the FSG was partially offset by a $6.3 million organic net sales decrease in our specialty products lines reflecting lower net sales of certain industrial products that are attributable to the completion of a customer’s multi-year orders in late fiscal 2014. As a result of the net sales decrease of certain industrial products, the FSG experienced a 1% organic revenue decline in the third quarter of fiscal 2015. Excluding the impact of the decline in net industrial sales, the FSG experienced organic growth of 4% in the third quarter of fiscal 2015. The net sales decrease in the ETG reflects an organic revenue decline of 5% principally from a decrease in demand for certain of the ETG’s space and medical products as well as the impact of changes in foreign currency exchange rates resulting in an aggregate net sales decrease of $7.6 million,

Index

partially offset by an aggregate net sales increase of $2.8 million from higher demand for certain of the ETG’s defense and other electronics products. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the third quarter of fiscal 2015.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 36.0% in the third quarter of fiscal 2015 as compared to 35.5% in the third quarter of fiscal 2014, principally reflecting a 4.0% increase in the ETG’s gross profit margin partially offset by a .9% decrease in the FSG’s gross profit margin. The increase in the ETG’s gross profit margin is principally attributed to a more favorable product mix for certain of our space and defense products. The decrease in the FSG’s gross profit margin is principally attributed to lower gross profit margins within our specialty products lines resulting from the previously mentioned lower industrial product sales, partially offset by higher net sales volumes and a more favorable product mix within our aftermarket replacement parts and repair and overhaul services product lines. Total new product research and development expenses included within our consolidated cost of sales totaled $9.5 million and $9.9 million in the third quarter of fiscal 2015 and 2014, respectively.

SG&A expenses decreased to $49.6 million in the third quarter of fiscal 2015, down from $53.2 million in the third quarter of fiscal 2014. SG&A expenses as a percentage of net sales decreased to 16.5% in the third quarter of fiscal 2015, down from 18.3% in the third quarter of fiscal 2014. The decreases in SG&A expenses and SG&A expenses as a percentage of net sales principally reflect $1.7 million of unrealized gains from foreign currency transaction adjustments on Euro borrowings under our revolving credit facility and our Euro denominated contingent consideration liability and a $1.5 million reduction in accrued performance-based compensation expense. Further, the aforementioned decreases were partially offset by the net impact of a $10.2 million decrease in the estimated fair value of accrued contingent consideration associated with a prior year acquisition and $9.2 million of impairment losses related to certain intangible assets of the acquired entity recorded in the third quarter of fiscal 2014.

Operating Income

Operating income in the third quarter of fiscal 2015 increased by 17% to a record $58.5 million as compared to operating income of $50.1 million in the third quarter of fiscal 2014. The increase in operating income principally reflects a $5.0 million increase (a 15% increase) to a record $39.3 million in operating income of the FSG in the third quarter of fiscal 2015, up from $34.2 million in the third quarter of fiscal 2014 and a $2.9 million increase (a 14% increase) in operating income of the ETG to $24.4 million in the third quarter of fiscal 2015, up from $21.5 million in the third quarter of fiscal 2014.

Consolidated operating income as a percentage of net sales increased to 19.5% in the third quarter of fiscal 2015 compared to 17.2% in the third quarter of fiscal 2015. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG’s operating income as a percentage of net sales to 25.1% in the third quarter of fiscal 2015, up from 21.0% in the third quarter of fiscal 2014 and an increase in the FSG’s operating

Index

income as a percentage of net sales to 19.0% in the third quarter of fiscal 2015, up from 17.9% in the third quarter of fiscal 2014. The increase in operating income and operating income as a percentage of net sales for the ETG principally reflects the previously mentioned improved gross profit margin. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth, unrealized foreign currency gains related to a Euro denominated contingent consideration liability and lower accrued performance-based compensation expense, partially offset by the lower gross profit margin. The increase in operating income as a percentage of net sales for the FSG principally reflects the aforementioned reduction of certain SG&A expenses as a percentage of net sales partially offset by the lower gross profit margin.

Interest Expense

Interest expense decreased to $1.1 million in the third quarter of fiscal 2015 from $1.4 million in the third quarter of fiscal 2014. The decrease was principally due to a higher weighted average balance outstanding under our revolving credit facility in the third quarter of fiscal 2014 associated with our fiscal 2013 acquisitions and the acquisition of certain noncontrolling interests in fiscal 2014.

Other Income (Expense)

Other income (expense) in the third quarter of fiscal 2015 and 2014 was not material.

Income Tax Expense

Our effective tax rate in the third quarter of fiscal 2015 increased to 32.0% from 23.4% in the third quarter of fiscal 2014. The increase is principally due to the impact of a larger reduction in accrued contingent consideration in the third quarter of fiscal 2014 compared to fiscal 2015 associated with a prior year acquisition acquired by means of a nontaxable stock transaction.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $4.6 million in the third quarter of fiscal 2015 compared to $4.0 million in the third quarter of fiscal 2014. The increase in the third quarter of fiscal 2015 principally reflects the impact of net income allocations to the fiscal 2015 acquisitions in which noncontrolling interests are held.

Index

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $34.4 million, or $.51 per diluted share, in the third quarter of fiscal 2015 from $33.4 million, or $.49 per diluted share, in the third quarter of fiscal 2014 principally reflecting the increased operating income partially offset by the increase in our effective tax rate.

Outlook

As we look ahead to the remainder of fiscal 2015, we anticipate organic growth within our product lines that serve the commercial aviation markets moderated by lower demand for certain of our industrial-related products within our specialty products lines. Further, we foresee modest full year organic growth within the ETG based on current forecasted product demand. During the remainder of fiscal 2015, we plan to continue our focus on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on the aforementioned, we estimate consolidated fiscal 2015 year-over-year growth in net sales to approximate 5% and growth in net income to approximate 8%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2015 are anticipated to approximate $20 million. We fund our cash needs primarily from our operating and financing activities, including borrowings under our revolving credit facility.

The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2015, we were in compliance with all such covenants. As of July 31, 2015, our net debt to shareholders’ equity ratio was 31.3%, with net debt (total debt less cash and cash equivalents) of $267.8 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities totaled $121.3 million in the first nine months of fiscal 2015 and consisted primarily of net income from consolidated operations of $109.5 million and depreciation and amortization of $35.1 million (a non-cash item), partially offset by an increase in working capital (current assets minus current liabilities) of $21.7 million. Net cash provided by operating activities decreased by $5.9 million in the first nine months of fiscal 2015 from $127.2 million in the first nine months of fiscal 2014. The decrease is principally attributed to a $16.2 million increase in working capital principally reflecting an increase in both inventory to meet increased sales demand in the near term and prepaid expenses and other current assets, a $9.2 million decrease attributed to the impairment of intangible assets recorded

Index

in the prior year (a non-cash item) and a $7.1 million decrease in net other long-term assets and liabilities, principally reflecting the receipt of cash in the first nine months of fiscal 2014 associated with a long-term contractual arrangement accounted for as deferred revenue. These decreases in net cash provided by operating activities were partially offset by a $19.1 million increase in accrued contingent consideration (a non-cash item) and a $6.6 million decrease in our deferred income tax benefit.

Investing Activities

Net cash used in investing activities totaled $69.8 million in the first nine months of fiscal 2015 and related primarily to acquisitions of $56.2 million as well as capital expenditures of $13.8 million. Further details regarding our fiscal 2015 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first nine months of fiscal 2015 totaled $38.7 million and related primarily to $26.3 million in net payments on our revolving credit facility, $9.3 million in cash dividends on our common stock and $7.4 million in distributions to noncontrolling interests, partially offset by $3.3 million in proceeds from stock option exercises and the presentation of a $1.4 million excess tax benefit from stock option exercises as a financing activity.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2014.

Off-Balance Sheet Arrangements

Guarantees

As of July 31, 2015, we have arranged for standby letters of credit aggregating $2.3 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company we use for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption is not permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating which transition method we will elect and the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure inventories at the lower of cost or net realizable value. Under current guidance, inventories are measured at the lower of cost or market. ASU 2015-11 must be applied prospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. We are currently evaluating the effect, if any, the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

Index

Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include: lower demand for commercial air travel or airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product development or product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and product pricing levels, which could reduce our sales or sales growth; product development difficulties, which could increase our product development costs and delay sales; our ability to make acquisitions and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and defense budget cuts, which could reduce our defense-related revenue. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2014 except as discussed below:

During the first quarter of fiscal 2015, we borrowed €32 million under our revolving credit facility and used the funds to facilitate an acquisition. A portion of the total consideration for this acquisition is contingently payable upon the acquired entity meeting certain earnings objectives during each of the first four years following the acquisition. As of July 31, 2015, the estimated fair value of the contingent consideration was €18.8 million. A hypothetical 10% weakening of the United States ("U.S.") dollar in comparison to the Euro as of July 31, 2015 would increase the U.S. dollar equivalent of our Euro borrowing and Euro denominated contingent consideration liability by $5.6 million in aggregate and decrease operating income by the same amount.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	August 27, 2015	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.