Form 10-K
period 2015-10-31
HEICO CORP
filed 2015-12-17
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015 or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,069,162,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2015 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 15, 2015:

Common Stock, $.01 par value	26,905,966 shares
Class A Common Stock, $.01 par value	39,969,353 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our business is comprised of two operating segments:

The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 68%, 67% and 66% of our net sales in fiscal 2015, 2014 and 2013, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products, complex composite assemblies and other component parts primarily for aerospace, defense, industrial and commercial applications.

The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 32%, 33% and 34% of our net sales in fiscal 2015, 2014 and 2013, respectively.  Through our Electronic Technologies Group, which derived approximately 56%, 55% and 52% of its sales in fiscal 2015, 2014 and 2013, respectively, from the sale of products and services to United States ("U.S.") and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers,

Index

traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters and receivers, wireless cabin control systems, solid state power distribution and management systems, communications and electronic intercept receivers and tuners, fuel level sensing systems and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

HEICO has continuously operated in the aerospace industry for more than 55 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $1,188.6 million in fiscal 2015, a compound annual growth rate of approximately 16%.  During the same period, we improved our net income from $2.0 million to $133.4 million, representing a compound annual growth rate of approximately 18%.

Disciplined Acquisition Strategy

Acquisitions have been an important element of our growth strategy over the past twenty-five years, supplementing our organic growth.  Since 1990, we have completed approximately 60 acquisitions complementing the niche segments within which we operate of the aviation, defense, space, medical, telecommunications and electronics industries.  We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence.  Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong earnings and cash flow potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

The Flight Support Group, headquartered in Hollywood, Florida, serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors.  Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet

Index

engines.  Other OEMs have been the sole source of replacement parts for their aircraft component parts.  While we believe that we currently supply less than 2% of the market for jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of approximately 300 to 500 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year.  We have developed for our customers approximately 10,000 parts for which PMAs have been received from the FAA.

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

Index

Repair and Overhaul Services.  The Flight Support Group provides repair and overhaul services on selected jet engine and aircraft component parts, as well as on avionics, instruments, composites and flight surfaces of commercial aircraft operated by domestic and foreign commercial airlines.  The Flight Support Group also provides repair and overhaul services including avionics and navigation systems as well as subcomponents and other instruments utilized on military aircraft operated by the U.S. government and foreign military agencies and for aircraft repair and overhaul companies.  Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment.  Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes.  Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, wheels and brakes, composite flight controls, electro-mechanical equipment, auxiliary power unit accessories and thrust reverse actuation systems.  Some of the repair and overhaul services provided by the Flight Support Group are proprietary repairs approved by an FAA-qualified designated engineering representative (“DER”).  Such FAA-approved repairs (DER-approved repairs) typically create cost savings or provide engineering flexibility.  The Flight Support Group also provides commercial airlines, regional operators, asset management companies and Maintenance, Repair and Overhaul (“MRO”) providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs’ spares services.

Distribution.  The Flight Support Group distributes FAA-approved parts including hydraulic, pneumatic, structural, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.  The Flight Support Group also is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. Further, we believe the Flight Support Group is a leading provider of products and services necessary to maintain up-to-date F-16 fighter aircraft operational capabilities.

Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs.  The Flight Support Group engineers, designs and manufactures thermal insulation blankets and parts as well as renewable/reusable insulation systems primarily for aerospace, defense, commercial and industrial applications.  The Flight Support Group also manufactures specialty components for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the Flight Support Group manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications and manufactures expanded foil mesh, which is integrated into composite aerospace structures for lighting strike protection in fixed and rotary wing aircraft.

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

Index

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

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $.3 million in fiscal 1991, increased to approximately $17.7 million in fiscal 2015, $16.1 million in fiscal 2014 and $14.2 million in fiscal 2013.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and approximately 300 to 400 DER-approved repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

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

Index

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

Index

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

Index

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

RF and microwave amplifiers, transmitters and receivers. The Electronic Technologies Group designs and manufactures RF and microwave amplifiers, transmitters and receivers to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems.

High performance communications and electronic intercept receivers and tuners. The Electronic Technologies Group designs and manufactures innovative, high performance receiver and radio frequency digitizer products for military and intelligence applications.

As part of our growth strategy, we have continued to invest in our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $21.0 million in fiscal 2015, $21.3 million in fiscal 2014 and $18.7 million in fiscal 2013.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

Index

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 17%, 17% and 15% of total net sales in fiscal 2015, 2014 and 2013, respectively.
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

Index

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

Backlog

Our total backlog of unshipped orders was $349 million as of October 31, 2015 as compared to $291 million as of October 31, 2014. Substantially the entire backlog of orders as of October 31, 2015 is expected to be delivered during fiscal 2016. The Flight Support Group’s backlog of unshipped orders was $186 million as of October 31, 2015 as compared to $135 million as of October 31, 2014.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The

Index

increase in the Flight Support Group's backlog is principally related to the backlog of the businesses acquired during fiscal 2015. The Electronic Technologies Group’s backlog of unshipped orders was $163 million as of October 31, 2015 as compared to $156 million as of October 31, 2014. The increase in the Electronic Technologies Group's backlog is principally related to the backlog of a business acquired during fiscal 2015.

Government Regulation

The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States.  Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft.  Similar rules apply in other countries.  All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance.  The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians.  Certification and conformance is required prior to installation of a part on an aircraft.  Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine parts and airframes.  In addition, the FAA requires that various maintenance routines be performed on aircraft engines, some engine parts, and airframes at regular intervals based on cycles or flight time.  Engine maintenance must also be performed upon the occurrence of certain events, such as foreign object damage in an aircraft engine or the replacement of life-limited engine parts.  Such maintenance usually requires that an aircraft engine be taken out of service.  Our operations may in the future be subject to new and more stringent regulatory requirements.  In that regard, we closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us.  Our businesses which sell defense products directly to the U.S. Government or for use in systems delivered to the U.S. Government can be subject to various laws and regulations governing pricing and other factors.

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

Index

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

Employees

As of October 31, 2015, we had approximately 4,600 full-time and part-time employees including approximately 2,900 in the Flight Support Group and approximately 1,700 in the Electronic Technologies Group.  None of our employees are represented by a U.S. domestic union.  Our management believes that we have good relations with our employees.

Available Information

Our Internet website address is http://www.heico.com.  We make available free of charge, through the Investors section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, specialized disclosure reports on Form SD and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  These materials are also available free of charge on the SEC’s website at http://www.sec.gov.  The information on or obtainable through our website is not incorporated into this annual report on Form 10-K.

Index

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 15, 2015:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	77	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	50	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	48	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	69	Senior Executive Vice President	—
Carlos L. Macau, Jr.	48	Executive Vice President - Chief Financial Officer and Treasurer	—
Steven M. Walker	51	Chief Accounting Officer and Assistant Treasurer	—

Laurans A. Mendelson has served as our Chairman of the Board since December 1990.  He has also served as our Chief Executive Officer since February 1990 and served as our President from September 1991 through September 2009.  Mr. Mendelson has served on the Board of Governors of the Aerospace Industries Association (“AIA”) in Washington D.C., of which HEICO is a member.  He is the former Chairman of the Board of Trustees, former Chairman of the Executive Committee and a current member of the Society of Mount Sinai Founders of Mount Sinai Medical Center in Miami Beach, Florida.  In addition, Mr. Mendelson is a Trustee Emeritus of Columbia University in The City of New York, where he previously served as Trustee and Chairman of the Trustees’ Audit Committee. Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

Eric A. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. Mr. Mendelson is a co-

Index

founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida and Chairman of the Board of Trustees of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Visitors of Columbia College in New York City.  Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Victor H. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since its formation in September 1996.  He served as our General Counsel from 1993 to 2008 and our Vice President from 1996 to 2001.  In addition, Mr. Mendelson was the Chief Operating Officer of our former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996.  Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  Mr. Mendelson has served as a Director and Audit Committee of NASDAQ-listed Terrapin 3 Acquisition Corp. since July 2014. Mr. Mendelson is a Vice Chair of the Board of Visitors of Columbia College in New York City, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Immediate Past President of the Board of Directors of the Florida Grand Opera.  Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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

Index

Item 1A.    RISK FACTORS

Our business, financial condition, operating results and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which may cause our actual results to differ materially from anticipated results:

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

Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and overhaul of aircraft parts and accessories.  We include, with the replacement parts that we sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries.  In addition, our repair and overhaul operations are subject to certification pursuant to regulations established by the FAA.  Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries.  The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations.  New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition and results of operations.  In addition, some sales to foreign countries of the equipment manufactured by our Electronic Technologies Group require approval or licensing from the United States ("U.S.") government.  Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

Index

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission promulgated disclosure requirements regarding the use of certain minerals (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo or one of its adjoining countries. There are costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Given the complexity of our supply chain, we may not be able to ascertain the origin of these minerals used in our products in a timely manner, which could cause some of our customers to disqualify us as a supplier to the extent we are unable to certify our products are conflict mineral free. Additionally, the rule could affect sourcing at competitive prices and availability in sufficient quantities of such minerals used in our manufacturing processes for certain products.

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

In fiscal 2015, approximately 56% of the sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components and homeland security products.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to the risks associated with sales to foreign customers, which could harm our business.

We market our products and services to approximately 100 countries, with approximately 34% of our consolidated net sales in fiscal 2015 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

•	Fluctuations in currency exchange rates;

•	Volatility in foreign political, regulatory, and economic environments;

•	Ability to obtain required export licenses or approvals;

•	Uncertainty of the ability of foreign customers to finance purchases;

•	Uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	Imposition of taxes, export controls, tariffs, embargoes and other trade restrictions; and

Index

•	Compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad such as the U.S. Foreign Corrupt Practices Act.

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

The aviation aftermarket supply industry is highly fragmented, has several highly visible leading companies, and is characterized by intense competition.  Some of our OEM competitors have greater name recognition than HEICO, as well as complementary lines of business and financial, marketing and other resources that HEICO does not have.  In addition, OEMs, aircraft maintenance providers, leasing companies and FAA-certificated repair facilities may attempt to bundle their services and product offerings in the supply industry, thereby significantly increasing industry competition.  Moreover, our smaller competitors may be able to offer more attractive pricing of parts as a result of lower labor costs or other factors.  A variety of potential actions by any of our competitors, including a reduction of product prices or the establishment by competitors of long-term relationships with new or existing customers, could have a material adverse effect on our business, financial condition and results of operations.  Competition typically intensifies during cyclical downturns in the aviation industry, when supply may exceed demand.  We may not be able to continue to compete effectively against present or future

Index

competitors, and competitive pressures may have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent on the development and manufacture of new products, equipment and services.  Our inability to develop, manufacture and introduce new products and services at profitable pricing levels could reduce our sales or sales growth.

The aviation, defense, space, medical, telecommunications and electronics industries are constantly undergoing development and change and, accordingly, new products, equipment and methods of repair and overhaul service are likely to be introduced in the future.  In addition to manufacturing electronic and electro-optical equipment and selected aerospace and defense components for OEMs and the U.S. government and repairing jet engine and aircraft components, we re-design sophisticated aircraft replacement parts originally developed by OEMs so that we can offer the replacement parts for sale at substantially lower prices than those manufactured by the OEMs.  Consequently, we devote substantial resources to research and product development.  Technological development poses a number of challenges and risks, including the following:

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

Index

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

We carry limited specific environmental insurance, thus, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse effect on our business, financial condition and results of operations.

We may incur damages or disruption to our business caused by natural disasters and other factors that may not be covered by insurance.

Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by hurricanes, tornadoes, earthquakes, floods, fire, power loss, telecommunication and information systems failure, political unrest or similar events.  Our corporate headquarters and facilities located in Florida are particularly susceptible to hurricanes, storms, tornadoes or other natural disasters that could disrupt our operations, delay production and shipments, and result in large expenses to repair or replace the facility or facilities.  Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, financial condition and results of operations.

Index

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings that could have a material adverse effect on our business, financial condition and results of operations.

Tax changes could affect our effective tax rate and future profitability.

We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2015, our effective tax rate was 31.7%.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

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

Our success substantially depends on the performance, contributions and expertise of our senior management team led by Laurans A. Mendelson, our Chairman and Chief Executive Officer, and Eric A. Mendelson and Victor H. Mendelson, our Co-Presidents. Technical employees are also critical to our research and product development, as well as our ability to continue to re-design sophisticated products of OEMs in order to sell competing replacement parts at substantially lower prices than those manufactured by the OEMs.  The loss of the services of any of our executive officers or other key employees or our inability to continue to attract or retain the necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers and directors have significant influence over our management and direction.

As of December 15, 2015, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 22% of our outstanding Common Stock and approximately 6% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Index

Item 2.    PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate offices.  As of October 31, 2015, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

Flight Support Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (13 states)	673,000	207,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (7 states)	217,000	127,000	Repair and overhaul facilities
International facilities (7 countries) - China, India, Laos, Netherlands, Singapore, Thailand and United Kingdom	75,000	109,000	Manufacturing, engineering and distribution facilities

Electronic Technologies Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (11 states)	343,000	296,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, United Kingdom and Korea	64,000	35,000	Manufacturing and engineering facilities

Corporate

	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	7,000	Administrative offices

(1)
Represents the square footage of our corporate offices in Miami, Florida.  The square footage of our corporate headquarters in Hollywood, Florida is included within the square footage under the caption “United States facilities (13 states)” under Flight Support Group.

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

Not applicable.

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

	Class A Common Stock		Common Stock		Cash Dividends
	High	Low	High	Low	Per Share
Fiscal 2014:
First Quarter	$44.33	$36.77	$62.30	$51.44	$.41
Second Quarter	48.90	37.11	65.04	50.29	—
Third Quarter	43.40	38.25	57.69	48.54	.06
Fourth Quarter	46.73	39.46	54.62	46.03	—

Fiscal 2015:
First Quarter	$49.82	$42.40	$62.94	$50.27	$.07
Second Quarter	50.99	42.08	63.25	55.41	—
Third Quarter	54.43	44.25	63.73	52.99	.07
Fourth Quarter	47.16	42.12	55.63	47.24	—

As of December 15, 2015, there were 373 holders of record of our Class A Common Stock and 371 holders of record of our Common Stock.

Index

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2010 through October 31, 2015.  The NYSE Composite Index measures the performance of all common stocks listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecrafts used for defense purposes.  The total returns include the reinvestment of cash dividends.

	Cumulative Total Return as of October 31,
	2010	2011	2012	2013	2014	2015
HEICO Common Stock	$100.00	$143.50	$121.85	$221.91	$226.49	$211.13
HEICO Class A Common Stock	100.00	132.71	129.08	220.82	262.14	251.02
NYSE Composite Index	100.00	100.67	109.42	133.22	144.34	139.23
Dow Jones U.S. Aerospace Index	100.00	107.38	115.47	177.53	182.08	190.66

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

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00

	1996	1997	1998	1999	2000	2001
HEICO Common Stock	$430.02	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86
NYSE Composite Index	225.37	289.55	326.98	376.40	400.81	328.78
Dow Jones U.S. Aerospace Index	341.65	376.36	378.66	295.99	418.32	333.32

	2002	2003	2004	2005	2006	2007
HEICO Common Stock	$670.39	$1,067.42	$1,366.57	$1,674.40	$2,846.48	$4,208.54
NYSE Composite Index	284.59	339.15	380.91	423.05	499.42	586.87
Dow Jones U.S. Aerospace Index	343.88	393.19	478.49	579.77	757.97	1,000.84

	2008	2009	2010	2011	2012	2013
HEICO Common Stock	$2,872.01	$2,984.13	$4,722.20	$6,557.88	$5,900.20	$10,457.14
NYSE Composite Index	344.96	383.57	427.61	430.46	467.91	569.69
Dow Jones U.S. Aerospace Index	602.66	678.00	926.75	995.11	1,070.15	1,645.24

	2014	2015
HEICO Common Stock	$11,416.51	$10,776.88
NYSE Composite Index	617.23	595.37
Dow Jones U.S. Aerospace Index	1,687.41	1,766.94

Index

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In January 2014, we paid a special and extraordinary $.35 per share cash dividend on both classes of HEICO's common stock. In January and July 2015, we paid our 73rd and 74th consecutive semi-annual cash dividend since 1979. The semi-annual cash dividend paid in fiscal 2015 of $.07 per share represents a 17% increase over the prior semi-annual cash dividend amount of $.06 per share paid in fiscal 2014. In December 2015, our Board of Directors declared a regular semi-annual cash dividend of $.08 per share payable in January 2016. This cash dividend represents a 14% increase over the prior semi-annual per share amount of $.07. Our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Issuer Purchases of Equity Securities

There were no purchases of our equity securities during the fourth quarter of fiscal 2015.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2015.

Index

Item 6.    SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2015		2014		2013		2012	2011
	(in thousands, except per share data)
Operating Data:
Net sales	$1,188,648		$1,132,311		$1,008,757		$897,347	$764,891
Gross profit	434,179		398,312		371,181		327,436	274,441
Selling, general and administrative expenses	204,523		194,924		187,591		164,142	136,010
Operating income	229,656		203,388	(4)	183,590		163,294	138,431	(6)
Interest expense	4,626		5,441		3,717		2,432	142
Other (expense) income	(66)		625		888		313	64
Net income attributable to HEICO	133,364	(3)	121,293	(4)	102,396	(5)	85,147	72,820	(6)(7)

Weighted average number of common shares outstanding (2)
Basic	66,740		66,463		66,298		65,861	65,050
Diluted	67,811		67,453		66,982		66,624	66,408

Per Share Data: (2)
Net income per share attributable to HEICO shareholders:
Basic	$2.00	(3)	$1.82	(4)	$1.54	(5)	$1.29	$1.12	(6)(7)
Diluted	1.97	(3)	1.80	(4)	1.53	(5)	1.28	1.10	(6)(7)
Cash dividends per share (2)	.140		.470		1.816		.086	.069

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$33,603		$20,229		$15,499		$21,451	$17,500
Total assets	1,736,387		1,489,214		1,533,015		1,192,846	941,069
Total debt (including current portion)	367,598		329,109		377,515		131,820	40,158
Redeemable noncontrolling interests	91,282		39,966		59,218		67,166	65,430
Total shareholders’ equity	893,271		774,619		723,235		719,759	620,154
__________________

(1)	Results include the results of acquisitions from each respective effective date. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)	All share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in October 2013 and April 2012 and 2011.

(3)
Includes the aggregate tax benefit from an income tax credit for qualified research and development (“R&D”) activities for the last ten months of fiscal 2014 recognized in fiscal 2015 upon the retroactive extension in December 2014 of the United States (“U.S.”) federal R&D tax credit, which, net of expenses, increased net income attributable to HEICO by $1.8 million, or $.03 per basic and diluted share.

(4)
Operating income was increased by a $28.1 million reduction in accrued contingent consideration related to a fiscal 2013 and a fiscal 2012 acquisition within the Electronic Technologies Group ("ETG"), partially offset by $15.0 million in

Index

impairment losses related to the write-down of certain intangible assets at the fiscal 2013 and fiscal 2012 acquisitions to their estimated fair values as well as lower than expected operating income at the fiscal 2013 acquired business, which in aggregate increased net income attributable to HEICO by $10.2 million, or $.15 per basic and diluted share. The reduction in accrued contingent consideration and $13.1 million of the impairment losses were recorded as a component of selling, general and administrative ("SG&A") expenses, while the remaining impairment losses of $1.9 million were recorded as a component of cost of sales.

(5)
Includes the aggregate tax benefit from an income tax credit for qualified R&D activities for the last ten months of fiscal 2012 recognized in fiscal 2013 upon the retroactive extension in January 2013 of the U.S. federal R&D tax credit and higher R&D tax credits recognized upon the filing of HEICO's fiscal 2012 U.S. federal and state tax returns, which, net of expenses, increased net income attributable to HEICO by $1.8 million, or $.03 per basic and diluted share.

(6)
Operating income was reduced by a net aggregate of $3.8 million due to $5.0 million in impairment losses related to the write-down of certain intangible assets within the ETG to their estimated fair values, partially offset by a $1.2 million reduction in accrued contingent consideration related to a prior year acquisition.  Approximately $4.5 million of the impairment losses and the reduction in accrued contingent consideration were recorded as a component of SG&A expenses, while the remaining impairment losses of $.5 million were recorded as a component of cost of sales, which decreased net income attributable to HEICO by $2.4 million, or $.04 per basic and diluted share, in aggregate.

(7)
Includes the aggregate tax benefit principally from state income apportionment updates and higher R&D tax credits recognized upon the filing of HEICO’s fiscal 2010 U.S. federal and state tax returns and amendments of certain prior year state tax returns as well as the benefit from an income tax credit for qualified R&D activities for the last ten months of fiscal 2010 recognized in fiscal 2011 upon the retroactive extension in December 2010 of the U.S. federal R&D tax credit, which, net of expenses, increased net income attributable to HEICO by $2.8 million, or $.04 per basic and diluted share, in aggregate.

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

The Flight Support Group consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), which is 80% owned, and HEICO Flight Support Corp., which is wholly owned, and their collective subsidiaries, which primarily:

•
Designs, Manufactures, Repairs, Overhauls and Distributes Jet Engine and Aircraft Component Replacement Parts.  The Flight Support Group designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the Federal Aviation Administration (“FAA”).  The Flight Support Group also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the Flight Support Group is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the Flight Support Group engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications as well as manufactures expanded foil mesh for lighting strike protection in fixed and rotary wing aircraft.

The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•
Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; power conversion products serving the high-reliability military, space and commercial avionics end-markets; underwater locator beacons used to locate data and voice recorders utilized on aircraft and marine vessels; electromagnetic interference shielding for commercial and military aircraft operators, traveling wave tube amplifiers and microwave power modules used in radar, electronic warfare, on-board jamming and countermeasure systems, electronics companies and telecommunication equipment suppliers; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to computers; high voltage energy generators interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets; high

Index

frequency power delivery systems for the commercial sign industry; high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems; three-dimensional microelectronic and stacked memory products that are principally integrated into larger subsystems equipping satellites and spacecraft; harsh environment connectivity products and custom molded cable assemblies; RF and microwave amplifiers, transmitters and receivers used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems; communications and electronic intercept receivers and tuners for military and intelligence applications; wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market; and microwave modules, units and integrated sub-systems for commercial and military satellites.

Our results of operations during each of the past three fiscal years have been affected by a number of transactions.  This discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein. For further information regarding the acquisitions discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Each acquisition was included in our results of operations from the effective acquisition date.

In August 2015, we acquired, through HEICO Flight Support Corp., all of the stock of Astroseal Products Mfg. Corporation (“Astroseal”). Astroseal manufactures expanded foil mesh, which is integrated into composite aerospace structures for lighting strike protection in fixed and rotary wing aircraft.

In August 2015, we acquired, through HEICO Electronic, 80.1% of the equity of Midwest Microwave Solutions, Inc. (“MMS”). MMS designs, manufactures and sells unique Size, Weight, Power and Cost (SWAP-C) optimized Communications and Electronic Intercept Receivers and Tuners for military and intelligence applications. The remaining 19.9% continues to be owned by certain members of MMS’ management team.

In August 2015, we acquired, through HEICO Flight Support Corp., 80.1% of the assets and assumed certain liabilities of Aerospace & Commercial Technologies, LLC (“ACT”). ACT is a leading provider of products and services necessary to maintain up-to-date F-16 fighter aircraft operational capabilities. The remaining 19.9% continues to be owned by certain members of ACT’s management team.

In May 2015, we acquired, through HEICO Flight Support Corp, all of the stock of Thermal Energy Products, Inc. (“TEP”). TEP engineers, designs and manufactures removable/reusable insulation systems for industrial, commercial, aerospace and defense applications.

In January 2015, we acquired, through HEICO Flight Support Corp., 80.1% of the equity of Harter Aerospace, LLC ("Harter"). Harter is a globally recognized component and accessory maintenance, repair, and overhaul (MRO) station specializing in commercial aircraft accessories, including thrust reverse actuation systems and pneumatics, and electromechanical components.

Index

The remaining 19.9% interest continues to be owned by certain members of Harter's management team

In January 2015, we acquired, through HEICO Flight Support Corp., 80% of the equity of Aeroworks International Holding B.V. (“Aeroworks”). Aeroworks, which is headquartered in the Netherlands and maintains a significant portion of its production facilities in Thailand and Laos, is a manufacturer of both composite and metal parts used primarily in aircraft interior applications, including seating, galleys, lavatories, doors, and overhead bins. The remaining 20% interest continues to be owned by a certain member of Aeroworks' management team

In June 2014, we acquired, through a subsidiary of HEICO Flight Support Corp., certain assets and liabilities of Quest Aviation Supply, Inc. (“Quest Aviation”). Quest Aviation is a niche supplier of parts to repair thrust reversers on various aircraft engines.
In October 2013, we acquired, through HEICO Electronic, all of the outstanding stock of Lucix Corporation ("Lucix") in a transaction carried out by means of a merger. Lucix is a leading designer and manufacturer of high performance, high reliability microwave modules, units, and integrated sub-systems for commercial and military satellites.

In May 2013, we acquired, through HEICO Flight Support Corp., Reinhold Industries, Inc. ("Reinhold") through the acquisition of all of the outstanding stock of Reinhold's parent company in a transaction carried out by means of a merger. Reinhold is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications.

The purchase price of each of the above referenced acquisitions was paid in cash principally using proceeds from our revolving credit facility. The aggregate amount paid in cash for acquisitions, including additional purchase consideration payments, was $166.8 million, $8.7 million and $222.6 million in fiscal 2015, 2014 and 2013, respectively.

In February 2014, we acquired the 20% noncontrolling interest held by Lufthansa Technik AG (“LHT”) in four of our existing subsidiaries principally operating in the specialty products and distribution businesses within HEICO Aerospace. For further information regarding this acquisition, see Note 8, Shareholder’s Equity, of the Notes to Consolidated Financial Statements.

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

Index

recognize a material impairment charge.  See Item 1A., Risk Factors, for a list of factors which may cause our actual results to differ materially from anticipated results.

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Revisions in cost estimates may be caused by factors such as the price or availability of raw materials and component parts or variations in the amount of labor required and/or the materials necessary to meet customer specifications and requirements. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The percentage of our net sales recognized under the percentage-of-completion method was approximately 4%, 3% and 1% in fiscal 2015, 2014 and 2013, respectively.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material or significant effect on net income or net income per share in fiscal 2015, 2014 and 2013.

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

Business Combinations

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  Determining the fair value of assets acquired and liabilities and noncontrolling interests assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.  We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors.

As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of a market participant. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded to selling, general and administrative ("SG&A") expenses within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2015, 2014 and 2013, $21.4 million, $1.2 million and $29.3 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2015, 2014 and 2013, such fair value measurement adjustments resulted in net increases (or decreases) to SG&A expenses of $.3 million, ($28.1) million and ($1.6) million, respectively. For further information regarding the adjustments above, see Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Index

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2015, 2014 and 2013, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2015 significantly exceeded its carrying value.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible impairment tests conducted, we did not recognize any impairment losses in fiscal 2015 and 2013; however, we recognized pre-tax impairment losses within the ETG during fiscal 2014 related to the write-down of certain customer relationships, non-amortizing trade names, and intellectual property of $11.2 million, $1.9 million and $1.9 million, respectively, to their estimated fair values.  The impairment losses pertaining to customer relationships and non-amortizing trade names were recorded as a component of SG&A expenses in the Company’s Consolidated Statement of Operations and the impairment losses pertaining to intellectual property were recorded as a component of cost of sales. For additional information regarding the impairment losses discussed above, including the assumptions made when determining the asset's fair value, see Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2015	2014	2013
Net sales	$1,188,648	$1,132,311	$1,008,757
Cost of sales	754,469	733,999	637,576
Selling, general and administrative expenses	204,523	194,924	187,591
Total operating costs and expenses	958,992	928,923	825,167
Operating income	$229,656	$203,388	$183,590

Net sales by segment:
Flight Support Group	$809,700	$762,801	$665,148
Electronic Technologies Group	390,982	379,404	350,033
Intersegment sales	(12,034)	(9,894)	(6,424)
	$1,188,648	$1,132,311	$1,008,757

Operating income by segment:
Flight Support Group	$149,798	$136,480	$122,058
Electronic Technologies Group	98,833	88,914	83,063
Other, primarily corporate	(18,975)	(22,006)	(21,531)
	$229,656	$203,388	$183,590

Net sales	100.0%	100.0%	100.0%
Gross profit	36.5%	35.2%	36.8%
Selling, general and administrative expenses	17.2%	17.2%	18.6%
Operating income	19.3%	18.0%	18.2%
Interest expense	.4%	.5%	.4%
Other (expense) income	—%	.1%	.1%
Income tax expense	6.0%	5.3%	5.6%
Net income attributable to noncontrolling interests	1.7%	1.5%	2.2%
Net income attributable to HEICO	11.2%	10.7%	10.2%

Index

Comparison of Fiscal 2015 to Fiscal 2014

Net Sales

Our net sales in fiscal 2015 increased by 5% to a record $1,188.6 million, as compared to net sales of $1,132.3 million in fiscal 2014. The increase in consolidated net sales reflects an increase of $46.9 million (a 6% increase) to a record $809.7 million in net sales within the FSG as well as an increase of $11.6 million (a 3% increase) to a record $391.0 million in net sales within the ETG. The net sales increase in the FSG reflects net sales of $54.9 million contributed by our fiscal 2015 acquisitions as well as additional net sales in our aftermarket replacement parts and repair and overhaul services product lines of $11.4 million principally from new product and service offerings. The net sales increase within the FSG was partially offset by a $19.4 million organic net sales decrease in our specialty products lines principally reflecting lower net sales of certain industrial products that are attributable to the completion of a customer’s multi-year orders in late fiscal 2014. As a result of the net sales decrease of certain industrial products, the FSG experienced a 1% organic revenue decline in fiscal 2015. Excluding the impact of the decline in net industrial sales, the FSG experienced organic growth of 3% in fiscal 2015. The net sales increase in the ETG reflects net sales of $8.0 million contributed by a fiscal 2015 acquisition as well as organic growth of 1% resulting from an aggregate net sales increase of $7.6 million attributed to higher demand for certain of our defense, other electronics and aerospace products. The net sales increase within the ETG was partially offset by a $3.9 million net sales decrease from lower demand for certain of the ETG's space and telecommunications products. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in fiscal 2015.

Our net sales in fiscal 2015 and 2014 by market consisted of approximately 57% and 56%, respectively, from the commercial aviation industry, 27% and 26%, respectively, from the defense and space industries, and 16% and 18%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 36.5% in fiscal 2015 as compared to 35.2% in fiscal 2014 and principally reflects an increase of 3.8% in the ETG's gross profit margin as well as a .2% increase in the FSG's gross profit margin. The increase in the ETG's gross profit margin is mainly attributed to a more favorable product mix and increased net sales of certain of our defense products. Total new product research and development ("R&D") expenses included within our consolidated cost of sales increased to $38.7 million in fiscal 2015 compared to $37.4 million in fiscal 2014.

Selling, general and administrative (“SG&A”) expenses were $204.5 million and $194.9 million in fiscal 2015 and 2014, respectively, and were a constant 17.2% of net sales in both fiscal 2015 and 2014. The increase in SG&A expenses principally reflects a $28.1 million reduction in the estimated fair value of accrued contingent consideration recorded in the prior year associated with a fiscal 2013 acquisition, partially offset by the impact of $13.1 million of

Index

impairment losses recorded in the prior year related to certain intangible assets of the acquired entity and a $5.2 million decrease in performance-based compensation expense. See Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

Operating Income

Operating income in fiscal 2015 increased by 13% to a record $229.7 million as compared to operating income of $203.4 million in fiscal 2014. The increase in operating income reflects a $13.3 million increase (a 10% increase) to a record $149.8 million in operating income of the FSG in fiscal 2015, up from $136.5 million in fiscal 2014 and a $9.9 million increase (an 11% increase) in operating income of the ETG to a record $98.8 million in fiscal 2015, up from $88.9 million in fiscal 2014. The increase in operating income of the FSG principally reflects the aforementioned net sales growth, a $2.6 million decrease in performance-based compensation expense, the improved gross profit margin and $1.4 million of unrealized gains from foreign currency transaction adjustments on our Euro denominated contingent consideration liability, partially offset by a $3.2 million increase in amortization expense of intangible assets recognized in connection with the fiscal 2015 acquired businesses. The increase in operating income of the ETG principally reflects the previously mentioned improved gross profit margin and net sales growth, a $15.0 million impact from prior year intangible asset impairment losses and a $4.0 million decrease in amortization expense of intangible assets, partially offset by the impact of the prior year reduction in the estimated fair value of accrued contingent consideration. Additionally, the increase in consolidated operating income reflects a $3.3 million decrease in corporate expenses principally due to $2.3 million of unrealized gains from foreign currency transaction adjustments on Euro borrowings and lower performance-based compensation expense.

Consolidated operating income as a percentage of net sales increased to 19.3% in fiscal 2015, up from 18.0% in fiscal 2014. The increase in consolidated operating income as a percentage of net sales is mainly attributed to an increase in the ETG’s operating income as a percentage of net sales to 25.3% in fiscal 2015, up from 23.4% in fiscal 2014 and an increase in the FSG's operating income as a percentage of net sales to 18.5% in fiscal 2015, up from 17.9% in fiscal 2014. The increase in operating income as a percentage of net sales for the ETG principally reflects the improved gross profit margin and a 4.0% and a 1.2% favorable impact from the prior year impairment losses and current year lower amortization expense of intangible assets, respectively, partially offset by a 7.4% impact from the prior year reduction in the estimated fair value of accrued contingent consideration. The increase in operating income as a percentage of net sales for the FSG principally reflects a .3% favorable impact from the lower performance-based compensation expense as well as the improved gross profit margin and unrealized foreign currency gains, partially offset by the increase in amortization expense associated with fiscal 2015 acquired intangible assets.

Interest Expense

Interest expense decreased to $4.6 million in fiscal 2015 from $5.4 million in fiscal 2014.

Index

The decrease was principally due to a higher weighted average balance outstanding under our revolving credit facility in fiscal 2014 associated with our fiscal 2013 acquisitions and the acquisition of certain noncontrolling interests in fiscal 2014.

Other (Expense) Income

Other (expense) income in fiscal 2015 and 2014 was not material.

Income Tax Expense

Our effective tax rate in fiscal 2015 increased to 31.7% from 30.1% in fiscal 2014. The increase is principally due to the impact of a larger nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a prior year acquisition acquired by means of a stock transaction and the impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP") in fiscal 2014 compared to fiscal 2015. These increases were partially offset by an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 that was recognized in the first quarter of fiscal 2015 resulting from the retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014, the benefit of recognizing additional foreign tax credits related to R&D activities at one of our foreign subsidiaries inclusive of amendments to prior year tax returns, and our decision to not make a provision for U.S. income taxes on the undistributed earnings of a fiscal 2015 foreign acquisition. See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for a detailed analysis of the provision for income taxes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $20.2 million in fiscal 2015 compared to $17.5 million in fiscal 2014. The increase principally reflects the impact of net income allocations to certain of the fiscal 2015 acquisitions in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $133.4 million, or $1.97 per diluted share, in fiscal 2015 from $121.3 million, or $1.80 per diluted share, in fiscal 2014, principally reflecting the previously mentioned increased operating income.

Outlook

As we look ahead to fiscal 2016, we anticipate net sales growth within the FSG's product lines that serve the commercial aviation and defense markets and for certain of our industrial products within our specialty products lines. We also expect growth within the ETG compared

Index

to fiscal 2015, principally driven by demand for the majority of our products moderated by lower demand for certain of our space related products. During fiscal 2016, we will continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Overall, we are targeting growth in fiscal 2016 full year net sales and net income over fiscal 2015 levels.

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

Our net sales in fiscal 2014 and 2013 by market consisted of approximately 56% and 54%, respectively, from the commercial aviation industry, 26% and 26%, respectively, from the defense and space industries, and 18% and 20%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 35.2% in fiscal 2014 as compared to 36.8% in fiscal 2013 principally reflecting a decrease of 4.2% in the ETG's gross profit margin. The decrease in the ETG's gross profit margin is mainly attributed to a less favorable product mix for certain of our space and defense products inclusive of the impact of the fiscal 2013 acquisition as well as a .5% impact from an impairment loss related to the write-down of a certain intangible asset to its estimated fair value. Total new product research and development expenses included within our consolidated cost of sales increased to $37.4 million in fiscal 2014 compared to $32.9 million in fiscal 2013.

SG&A expenses were $194.9 million and $187.6 million in fiscal 2014 and 2013, respectively.  The increase in SG&A expenses is principally attributable to additional costs to support the higher net sales volumes. During fiscal 2014, SG&A expenses were reduced by

Index

$15.0 million from the net impact of a $28.1 million decrease in the estimated fair value of accrued contingent consideration associated with the fiscal 2013 and a fiscal 2012 acquisition of the ETG that was partially offset by $13.1 million of impairment losses related to the write-down of certain intangible assets of the acquired entities to their estimated fair values.  The reductions in accrued contingent consideration and impairment losses were principally due to less favorable projected market conditions for certain of the acquired entities' space and defense products. See Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information regarding the contingent consideration arrangements and valuations thereof as well as further information pertaining to the measurement and recognition of the impairment losses associated with intangible assets.

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

Interest Expense

Interest expense increased to $5.4 million in fiscal 2014 from $3.7 million in fiscal 2013. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility in fiscal 2014 associated with the fiscal 2013 acquisitions and the acquisition of certain noncontrolling interests during fiscal 2014.

Index

Other Income

Other income in fiscal 2014 and 2013 was not material.

Income Tax Expense

Our effective tax rate in fiscal 2014 decreased to 30.1% from 31.1% in fiscal 2013. The decrease is principally attributed to the impact of a nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a fiscal 2013 acquisition acquired by means of a stock transaction. This decrease was partially offset by lower U.S. federal R&D tax credits recognized in fiscal 2014 due to the expiration of the U.S. federal R&D tax credit in December 2013 compared to fiscal 2013 during which the retroactive extension of the U.S. federal R&D tax credit in the first quarter resulted in twenty-two months of U.S. federal R&D tax credits recognized that year. Additionally, the decrease in the effective rate was partially offset by the impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP in fiscal 2013 compared to fiscal 2014. For a detailed analysis of the provision for income taxes, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $17.5 million in fiscal 2014 compared to $22.2 million in fiscal 2013. The decrease principally reflects lower allocations of net income to noncontrolling interests in fiscal 2014 due to the acquisition of certain noncontrolling interests during fiscal 2014.

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

Index

Liquidity and Capital Resources

Our capitalization was as follows (in thousands):

	As of October 31,
	2015	2014
Total debt (including current portion)	$367,598	$329,109
Less: Cash and cash equivalents	(33,603)	(20,229)
Net debt (total debt less cash and cash equivalents)	333,995	308,880
Shareholders’ equity	893,271	774,619
Total capitalization (debt plus equity)	1,260,869	1,103,728
Net debt to shareholders' equity	37%	40%
Total debt to total capitalization	29%	30%

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2016 are anticipated to approximate $30 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

As of December 15, 2015, we had approximately $440 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $172.9 million in fiscal 2015 and consisted primarily of net income from consolidated operations of $153.6 million, depreciation and amortization expense of $47.9 million (a non-cash item) and a decrease in working capital (current assets minus current liabilities) of $28.7 million. Net cash provided by operating activities decreased by $17.8 million in fiscal 2015 from $190.7 million in fiscal 2014. The decrease in net cash provided by operating activities in fiscal 2015 is principally due to a $44.7 million increase in working capital and a $15.0 million decrease attributed to the impairment of intangible assets recorded in the prior year (a non-cash item), partially offset by a $28.4 million impact from a larger reduction in the estimated fair value of accrued contingent consideration (a non-cash item) recorded in the prior year and an increase of $14.8 million in net income from consolidated operations. The $44.7 million increase in working capital principally reflects a $29.6 million increase in accounts receivable reflecting strong sales late in the fourth quarter of fiscal 2015 and a $10.3 million increase in inventory to meet increased sales demand in the near term.

Net cash provided by operating activities was $190.7 million in fiscal 2014 and consisted primarily of net income from consolidated operations of $138.8 million, depreciation and

Index

amortization expense of $47.8 million, a decrease in working capital of $16.0 million and impairment of intangible assets totaling $15.0 million (a non-cash item), partially offset by a $28.1 million decrease in accrued contingent consideration (a non-cash item) associated with prior year acquisitions. Net cash provided by operating activities increased by $58.9 million in fiscal 2014 from $131.8 million in fiscal 2013. The increase in net cash provided by operating activities in fiscal 2014 is principally due to a $47.0 million decrease in working capital and increases of $15.0 million, $14.2 million and $11.0 million in impairment of intangible assets, net income from consolidated operations and depreciation and amortization expense, respectively, partially offset by a $26.5 million decrease in accrued contingent consideration associated with a fiscal 2013 and a fiscal 2012 acquisition. The $47.0 million decrease in working capital principally reflects a $23.6 million decrease in accounts receivable due to improved timeliness of cash collections and a $15.0 million decrease in inventories resulting from more efficient inventory management at our subsidiaries.

Net cash provided by operating activities was $131.8 million in fiscal 2013 and consisted primarily of net income from consolidated operations of $124.6 million and depreciation and amortization expense of $36.8 million, partially offset by an increase in working capital of $30.9 million. The increase in working capital was principally attributed to increases in accounts receivable and inventory as a result of net sales growth during the period.

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2015 primarily relates to several acquisitions aggregating $398.1 million, including $166.8 million in fiscal 2015, $8.7 million in fiscal 2014, and $222.6 million in fiscal 2013.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Capital expenditures aggregated $53.0 million over the last three fiscal years, primarily reflecting the expansion, replacement and betterment of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Financing Activities

Net cash provided by financing activities was $27.3 million in fiscal 2015 as compared to net cash used in financing activities of $160.1 million in fiscal 2014 and net cash provided by financing activities of $103.2 million in fiscal 2013. During the three-year fiscal period ended October 31, 2015, we borrowed an aggregate $657.7 million under our revolving credit facility including borrowings of $173.7 million in fiscal 2015, $112.0 million in fiscal 2014, and $372.0 million in fiscal 2013. The aforementioned borrowings were made principally to fund acquisitions, pay special and extraordinary cash dividends in fiscal 2014 and 2013, and make distributions to noncontrolling interests. Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Payments on our revolving credit facility aggregated $417.0 million over the last three fiscal years, including $132.0 million in fiscal 2015, $159.0 million in fiscal 2014, and $126.0 million in fiscal 2013. For the three-year fiscal period ended October 31,

Index

2015, we paid an aggregate $160.9 million in cash dividends, including $9.3 million in fiscal 2015, $31.2 million in fiscal 2014, and $120.4 million in fiscal 2013 and we also made distributions to noncontrolling interests aggregating $96.5 million and acquired certain noncontrolling interests aggregating $17.9 million.

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

Advances under the Credit Facility accrue interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus the applicable margin (based on our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the Credit Facility. The applicable margin for a LIBOR-based borrowing ranges from .75% to 2.25%. The applicable margin for a Base Rate borrowing ranges from 0% to 1.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that restrict the amount of certain payments, including dividends, and require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event our leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of our subsidiaries. As of October 31, 2015, we were in compliance with all financial and nonfinancial covenants. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the Credit Facility.

Index

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2015 (in thousands):

		Payments due by fiscal period
	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Long-term debt obligations (1)	$365,203	$—	$—	$365,203	$—
Capital lease obligations (2)	2,756	455	795	753	753
Operating lease obligations (3)	36,722	10,526	12,681	4,572	8,943
Purchase obligations (4) (5)	22,957	8,181	11,066	3,710	—
Other long-term liabilities (6)	596	479	93	24	—
Total contractual obligations	$428,234	$19,641	$24,635	$374,262	$9,696
__________________

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources,” above for additional information regarding our long-term debt obligations.

(2)	Inclusive of $.4 million in interest charges. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for additional information regarding our capital lease obligations.

(3)	See Note 15, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(4)
Includes contingent consideration aggregating $21.4 million related to a fiscal 2015 acquisition. See Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

(5)
Also includes an aggregate $1.4 million of commitments principally for capital expenditures and inventory. All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

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

Off-Balance Sheet Arrangements

Guarantees

As of October 31, 2015, we have arranged for standby letters of credit aggregating $2.7 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of our insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

Index

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which clarifies the applicable guidance for the release of any cumulative translation adjustments into net earnings. ASU 2013-05 specifies that the entire amount of cumulative translation adjustments should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the investment in the foreign entity. We adopted ASU 2013-05 in the first quarter of fiscal 2015, resulting in no impact to our consolidated results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating which transition method we will elect and the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments," which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including any cumulative effect on earnings as a result of the change to the provisional amounts as if the accounting had been completed as of the acquisition date. We adopted ASU 2015-16 in the fourth quarter of fiscal 2015, resulting in no impact on our consolidated results of operations, financial position or cash flows.

Index

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 may be applied either prospectively or retrospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. We are currently evaluating which transition method we will elect. The adoption of this guidance will only effect the presentation of deferred taxes in our consolidated statement of financial position.

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words "expect," “anticipate,” “believe,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include:

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

•	Our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth;

•	Product development or manufacturing difficulties, which could increase our product development costs and delay sales; and

Index

•
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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Based on our aggregate outstanding variable rate debt balance of $365.2 million as of October 31, 2015, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2015 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

We have a few foreign subsidiaries that conduct a portion of their operations in currencies other than the U.S. dollar, or principally in Euros, Canadian dollars and British pounds sterling. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro, Canadian dollar or British pound sterling to the U.S. dollar as of October 31, 2015 would not have a material effect on our results of operations, financial position or cash flows.

Additionally, we have exposure to foreign currency exchange rate fluctuations on the U.S. dollar value of our foreign currency denominated transactions. During fiscal 2015, we borrowed €32 million under our revolving credit facility and used the funds to facilitate an acquisition. A portion of the total consideration for this acquisition is contingently payable upon the acquired entity meeting certain earnings objectives during each of the first four years following the acquisition. As of October 31, 2015, the estimated fair value of the contingent

Index

consideration was €19.5 million and our Euro debt balance, net of cash, was €29.1 million. A hypothetical 10% weakening of the U.S. dollar relative to the Euro as of October 31, 2015 would increase the U.S. dollar equivalent of our net Euro borrowing and Euro denominated contingent consideration liability by $5.3 million in aggregate and decrease operating income by the same amount.

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 17, 2015

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$33,603	$20,229
Accounts receivable, net	181,593	149,669
Inventories, net	243,517	218,042
Prepaid expenses and other current assets	9,369	8,868
Deferred income taxes	35,530	34,485
Total current assets	503,612	431,293

Property, plant and equipment, net	105,670	93,865
Goodwill	766,639	686,271
Intangible assets, net	272,593	200,810
Deferred income taxes	847	1,063
Other assets	87,026	75,912
Total assets	$1,736,387	$1,489,214

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$357	$418
Trade accounts payable	64,682	57,157
Accrued expenses and other current liabilities	100,155	92,578
Income taxes payable	3,193	2,067
Total current liabilities	168,387	152,220

Long-term debt, net of current maturities	367,241	328,691
Deferred income taxes	110,588	111,429
Other long-term liabilities	105,618	82,289
Total liabilities	751,834	674,629

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests (Note 11)	91,282	39,966

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,906 and 26,847 shares issued and outstanding	269	268
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,967 and 39,699 shares issued and outstanding	400	397
Capital in excess of par value	286,220	269,351
Deferred compensation obligation	1,783	1,138
HEICO stock held by irrevocable trust	(1,783)	(1,138)
Accumulated other comprehensive loss	(25,080)	(8,289)
Retained earnings	548,054	437,757
Total HEICO shareholders’ equity	809,863	699,484
Noncontrolling interests	83,408	75,135
Total shareholders’ equity	893,271	774,619
Total liabilities and equity	$1,736,387	$1,489,214
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2015	2014	2013

Net sales	$1,188,648	$1,132,311	$1,008,757

Operating costs and expenses:
Cost of sales	754,469	733,999	637,576
Selling, general and administrative expenses	204,523	194,924	187,591

Total operating costs and expenses	958,992	928,923	825,167

Operating income	229,656	203,388	183,590

Interest expense	(4,626)	(5,441)	(3,717)
Other (expense) income	(66)	625	888

Income before income taxes and noncontrolling interests	224,964	198,572	180,761

Income tax expense	71,400	59,800	56,200

Net income from consolidated operations	153,564	138,772	124,561

Less: Net income attributable to noncontrolling interests	20,200	17,479	22,165

Net income attributable to HEICO	$133,364	$121,293	$102,396

Net income per share attributable to HEICO shareholders:
Basic	$2.00	$1.82	$1.54
Diluted	$1.97	$1.80	$1.53

Weighted average number of common shares outstanding:
Basic	66,740	66,463	66,298
Diluted	67,811	67,453	66,982

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2015	2014	2013

Net income from consolidated operations	$153,564	$138,772	$124,561
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16,880)	(7,882)	3,128
Unrealized (loss) gain on defined benefit pension plan, net of tax	(771)	(551)	590
Total other comprehensive (loss) income	(17,651)	(8,433)	3,718
Comprehensive income from consolidated operations	135,913	130,339	128,279
Less: Net income attributable to noncontrolling interests	20,200	17,479	22,165
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(860)	—	—
Comprehensive income attributable to noncontrolling interests	19,340	17,479	22,165
Comprehensive income attributable to HEICO	$116,573	$112,860	$106,114

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619
Comprehensive income (loss)	6,534	—	—	—	—	—	(16,791)	133,364	12,806	129,379
Cash dividends ($.14 per share)	—	—	—	—	—	—	—	(9,343)	—	(9,343)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	5,752	—	—	—	—	—	5,754
Share-based compensation expense	—	—	—	6,048	—	—	—	—	—	6,048
Proceeds from stock option exercises	—	—	2	3,671	—	—	—	—	—	3,673
Tax benefit from stock option exercises	—	—	—	1,402	—	—	—	—	—	1,402
Redemptions of common stock related to share-based compensation	—	—	—	(5)	—	—	—	—	—	(5)
Noncontrolling interests assumed related to acquisitions	36,224	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,166)	—	—	—	—	—	—	—	(4,533)	(4,533)
Adjustments to redemption amount of redeemable noncontrolling interests	13,724	—	—	—	—	—	—	(13,724)	—	(13,724)
Deferred compensation obligation	—	—	—	—	645	(645)	—	—	—	—
Other	—	—	—	1	—	—	—	—	—	1
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235
Comprehensive income (loss)	5,313	—	—	—	—	—	(8,433)	121,293	12,166	125,026
Cash dividends ($.47 per share)	—	—	—	—	—	—	—	(31,215)	—	(31,215)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,504	—	—	—	—	—	5,504
Share-based compensation expense	—	—	1	7,425	—	—	—	—	—	7,426
Proceeds from stock option exercises	—	—	—	708	—	—	—	—	—	708
Tax benefit from stock option exercises	—	—	—	93	—	—	—	—	—	93
Redemptions of common stock related to share-based compensation	—	—	—	(273)	—	—	—	—	—	(273)
Distributions to noncontrolling interests	(5,908)	—	—	—	—	—	—	—	(73,304)	(73,304)
Acquisitions of noncontrolling interests	(1,243)	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interests to noncontrolling interests	(19,383)	—	—	—	—	—	—	—	19,383	19,383
Adjustments to redemption amount of redeemable noncontrolling interests	1,969	—	—	—	—	—	—	(1,969)	—	(1,969)
Other	—	—	—	5	—	—	—	(1)	1	5
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619

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

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2015	2014	2013
Operating Activities:
Net income from consolidated operations	$153,564	$138,772	$124,561
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	47,907	47,757	36,790
Impairment of intangible assets	—	15,000	—
Share-based compensation expense	6,048	6,426	5,117
Employer contributions to HEICO Savings and Investment Plan	6,125	6,302	2,985
Deferred income tax benefit	(7,080)	(16,745)	(5,785)
Tax benefit from stock option exercises	1,402	93	5,191
Excess tax benefit from stock option exercises	(1,402)	(93)	(5,126)
Increase (decrease) in accrued contingent consideration, net	293	(28,126)	(1,640)
Foreign currency transaction adjustments, net	(3,704)	—	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(22,572)	6,999	(16,585)
(Increase) decrease in inventories	(10,187)	126	(14,877)
Decrease (increase) in prepaid expenses and other current assets	1,433	8,033	(4,918)
Increase (decrease) in trade accounts payable	3,169	2,511	(23)
(Decrease) increase in accrued expenses and other current liabilities	(883)	(3,090)	12,766
Increase (decrease) in income taxes payable	373	1,462	(7,273)
Other long-term assets and liabilities, net	(1,623)	5,262	653
Net cash provided by operating activities	172,863	190,689	131,836

Investing Activities:
Acquisitions, net of cash acquired	(166,784)	(8,737)	(222,638)
Capital expenditures	(18,249)	(16,410)	(18,328)
Other	(973)	(40)	(342)
Net cash used in investing activities	(186,006)	(25,187)	(241,308)

Financing Activities:
Borrowings on revolving credit facility	173,696	112,000	372,000
Payments on revolving credit facility	(132,000)	(159,000)	(126,000)
Distributions to noncontrolling interests	(9,699)	(79,212)	(7,579)
Cash dividends paid	(9,343)	(31,215)	(120,361)
Acquisitions of noncontrolling interests	—	(1,243)	(16,610)
Redemptions of common stock related to share-based compensation	(5)	(273)	(2,364)
Proceeds from stock option exercises	3,673	708	463
Excess tax benefit from stock option exercises	1,402	93	5,126
Revolving credit facility issuance costs	—	(767)	(570)
Payment of contingent consideration	—	—	(601)
Other	(388)	(1,206)	(296)
Net cash provided by (used in) financing activities	27,336	(160,115)	103,208

Effect of exchange rate changes on cash	(819)	(657)	312

Net increase (decrease) in cash and cash equivalents	13,374	4,730	(5,952)
Cash and cash equivalents at beginning of year	20,229	15,499	21,451
Cash and cash equivalents at end of year	$33,603	$20,229	$15,499
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

HEICO Corporation, through its principal subsidiaries consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), HEICO Flight Support Corp. and HEICO Electronic Technologies Corp. (“HEICO Electronic”) and their respective subsidiaries (collectively, the “Company”), is principally engaged in the design, manufacture and sale of aerospace, defense and electronic related products and services throughout the United States ("U.S.") and internationally.  The Company’s customer base is primarily the aviation, defense, space, medical, telecommunications and electronics industries.

Basis of Presentation

The Company has two operating segments:  the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.

The consolidated financial statements include the financial accounts of HEICO Corporation and its subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates two subsidiaries which are 80.1% and 82.3% owned, respectively, and a joint venture, which is 84% owned. Also, HEICO Flight Support Corp. consolidates two subsidiaries which are 80.0% and 84% owned, respectively, and four subsidiaries that are each 80.1% owned. Furthermore, HEICO Electronic consolidates four subsidiaries, which are 80.1%, 80.1%, 82.5%, and 95.9% owned, respectively, and a wholly owned subsidiary of HEICO Electronic consolidates a subsidiary which is 78% owned. See Note 11, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

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

The costs of major additions and improvements are capitalized.  Leasehold improvements are amortized over the shorter of the leasehold improvement’s useful life or the lease term.  Repairs and maintenance costs are expensed as incurred. Upon an asset's disposition, its cost and related accumulated depreciation are removed from the financial accounts and any resulting gain or loss is reflected within earnings.

Capital Leases

Assets acquired under capital leases are recorded at the lower of the asset's fair value or the present value of the future minimum lease payments, excluding any portion of the lease payments representing executory costs. The discount rate used in determining the present value of the minimum lease payments is the lower of the rate implicit in the lease or the Company's incremental borrowing rate. Assets under capital leases are included in property, plant and equipment and are depreciated over the shorter of the lease term or the useful life of the leased asset. Lease payments under capital leases are recognized as a reduction of the capital lease obligation and as interest expense.

Business Combinations

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs are generally expensed as incurred and were not material in fiscal 2015, 2014 or 2013.

For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Information regarding additional contingent purchase consideration may be found in Note 2, Acquisitions, and Note 7, Fair Value Measurements.

Index

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

The Company’s intangible assets not subject to amortization consist principally of its trade names.  The Company’s intangible assets subject to amortization are amortized on the straight-line method (except for certain customer relationships amortized on an accelerated method) over the following estimated useful lives:

Customer relationships	7	to	12	years
Intellectual property	7	to	15	years
Licenses	10	to	17	years
Non-compete agreements	2	to	7	years
Patents	5	to	20	years
Trade names	8	to	10	years
Amortization expense of intellectual property, licenses and patents is recorded as a component of cost of sales, and amortization expense of customer relationships, non-compete agreements and trade names is recorded as a component of selling, general and administrative ("SG&A") expenses in the Company’s Consolidated Statements of Operations.  The Company tests each non-amortizing intangible asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of its trade names, the Company utilizes an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  The Company also tests each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires management to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.

Index

Investments

Investments are stated at fair value based on quoted market prices.  Investments that are intended to be held for less than one year are included within prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets, while those intended to be held for longer than one year are classified within other assets.  Unrealized gains or losses associated with available-for-sale securities are reported net of tax within other comprehensive income or (loss) in shareholders’ equity.  Unrealized gains or losses associated with trading securities are recorded as a component of other income in the Company’s Consolidated Statements of Operations.

Customer Rebates and Credits

The Company records accrued customer rebates and credits as a component of accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.  These amounts generally relate to discounts negotiated with customers as part of certain sales contracts that are usually tied to sales volume thresholds.  The Company accrues customer rebates and credits as a reduction within net sales as the revenue is recognized based on the estimated level of discount rate expected to be earned by each customer over the life of the contractual rebate period (generally one year).  Accrued customer rebates and credits are monitored by management and discount levels are updated at least quarterly.

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

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue

Index

from the rendering of services represented less than 10% of consolidated net sales for all periods presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 4%, 3% and 1% in fiscal 2015, 2014 and 2013, respectively.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2015, 2014 or 2013.

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

Stock-Based Compensation

The Company records compensation expense associated with stock options in its Consolidated Statements of Operations based on the grant date fair value of those awards.  The fair value of each stock option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions.  Expected stock price volatility is based on the Company’s historical stock prices over the contractual term of the option grant and other factors.  The risk-free interest rate used is based on the published U.S. Treasury yield curve in effect at the time of the option grant for instruments with a similar life.  The dividend yield reflects the Company’s expected dividend yield at the date of grant.  The expected option life represents the period of time that the stock options are expected to be outstanding, taking into

Index

consideration the contractual term of the option grant and employee historical exercise behavior.  The Company generally recognizes stock option compensation expense ratably over the award’s vesting period.

Income Taxes

Income tax expense includes U.S. and foreign income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be permanently invested.  Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from periods recognized for income tax purposes. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  Further information regarding income taxes can be found in Note 6, Income Taxes.

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

Foreign Currency

All assets and liabilities of foreign subsidiaries that do not utilize the U.S. dollar as its functional currency are translated at period-end exchange rates, while revenue and expenses are translated using average exchange rates for the period.  Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive income or (loss) in shareholders’ equity. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recorded in the Company's Consolidated Statements of Operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU

Index

2014-09 recognized at the date of initial application. The Company is currently evaluating which transition method it will elect and the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments," which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including any cumulative effect on earnings as a result of the change to the provisional amounts as if the accounting had been completed as of the acquisition date. The Company adopted ASU 2015-16 in the fourth quarter of fiscal 2015, resulting in no impact on the Company's consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 may be applied either prospectively or retrospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. The Company is currently evaluating which transition method it will elect. The adoption of this guidance will only effect the presentation of deferred taxes in the Company's consolidated statement of financial position.

2.    ACQUISITIONS

Reinhold Acquisition

On May 31, 2013, the Company, through HEICO Flight Support Corp., acquired Reinhold Industries, Inc. ("Reinhold") through the acquisition of all of the outstanding stock of Reinhold's parent company in a transaction carried out by means of a merger. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company’s revolving credit facility. Reinhold is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. This acquisition is consistent with HEICO’s practice of acquiring outstanding, niche designers and manufacturers of critical components in the aerospace and defense industries and will further enable the Company to broaden its product offerings, technologies and customer base.

Index

The following table summarizes the total consideration for the acquisition of Reinhold (in thousands):

Cash paid	$141,014
Less: cash acquired	(8,041)
Cash paid, net	132,973
Additional purchase consideration	1,499
Total consideration	$134,472

The following table summarizes the allocation of the total consideration for the acquisition of Reinhold to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$76,424
Identifiable intangible assets	66,500
Inventories	10,753
Accounts receivable	8,830
Property, plant and equipment	7,994
Other assets	2,756
Total assets acquired, excluding cash	173,257

Liabilities assumed:
Deferred income taxes	25,613
Accrued expenses	6,994
Accounts payable	2,923
Defined benefit pension plan obligation, net	2,865
Other liabilities	390
Total liabilities assumed	38,785
Net assets acquired, excluding cash	$134,472

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
Other Acquisitions

In August 2015, the Company, through HEICO Flight Support Corp., acquired all of the stock of Astroseal Products Mfg. Corporation (“Astroseal”). Astroseal manufactures expanded foil mesh, which is integrated into composite aerospace structures for lighting strike protection in fixed and rotary wing aircraft.

Index

In August 2015, the Company, through HEICO Electronic, acquired 80.1% of the equity of Midwest Microwave Solutions, Inc. (“MMS”). MMS designs, manufactures and sells unique Size, Weight, Power and Cost (SWAP-C) optimized Communications and Electronic Intercept Receivers and Tuners for military and intelligence applications. The remaining 19.9% continues to be owned by certain members of MMS’ management team (see Note 11, Redeemable Noncontrolling Interests, for additional information).

In August 2015, the Company, through HEICO Flight Support Corp., acquired 80.1% of the assets and assumed certain liabilities of Aerospace & Commercial Technologies, LLC (“ACT”). ACT is a leading provider of products and services necessary to maintain up-to-date F-16 fighter aircraft operational capabilities. The remaining 19.9% continues to be owned by certain members of ACT’s management team (see Note 11, Redeemable Noncontrolling Interests, for additional information).

In May 2015, the Company, through a subsidiary of HEICO Flight Support Corp., acquired all of the stock of Thermal Energy Products, Inc. (“TEP”). TEP engineers, designs and manufactures removable/reusable insulation systems for industrial, commercial, aerospace and defense applications.

In January 2015, the Company, through HEICO Flight Support Corp., acquired 80.1% of the equity of Harter Aerospace, LLC ("Harter"). Harter is a globally recognized component and accessory maintenance, repair, and overhaul (MRO) station specializing in commercial aircraft accessories, including thrust reverse actuation systems and pneumatics, and electromechanical components. The remaining 19.9% interest continues to be owned by certain members of Harter's management team (see Note 11, Redeemable Noncontrolling Interests, for additional information).

In January 2015, the Company, through HEICO Flight Support Corp., acquired 80% of the equity of Aeroworks International Holding B.V. (“Aeroworks”). Aeroworks, which is headquartered in the Netherlands and maintains a significant portion of its production facilities in Thailand and Laos, is a manufacturer of both composite and metal parts used primarily in aircraft interior applications, including seating, galleys, lavatories, doors, and overhead bins. The remaining 20% interest continues to be owned by a certain member of Aeroworks' management team (see Note 11, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual representing the estimated fair value of contingent consideration that the Company may be obligated to pay should Aeroworks meet certain earnings objectives during each of the first four years following the acquisition. See Note 7, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

In June 2014, the Company, through a subsidiary of HEICO Flight Support Corp., acquired certain assets and liabilities of Quest Aviation Supply, Inc. (“Quest Aviation”). Quest Aviation is a niche supplier of parts to repair thrust reversers on various aircraft engines.

Index

In October 2013, the Company acquired, through HEICO Electronic, all of the outstanding stock of Lucix Corporation ("Lucix") in a transaction carried out by means of a merger. Lucix is a leading designer and manufacturer of high performance, high reliability microwave modules, units, and integrated sub-systems for commercial and military satellites. The total consideration included an accrual of $7.0 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may have been obligated to pay had Lucix met certain earnings objectives during the last three months of the calendar year of acquisition. Additionally, the total consideration included an accrual of $13.7 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Lucix meet certain earnings objectives during the subsequent two calendar years (2014 and 2015). As of the acquisition date, the maximum amount of contingent consideration that the Company could have been required to pay was $50.0 million in aggregate. See Note 7, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

During fiscal 2013, the Company, through subsidiaries of HEICO Electronic, acquired certain product lines that will supplement their existing operations. The purchase prices of these acquisitions were paid using cash provided by operating activities.

Unless otherwise noted, the purchase price of each of the above referenced other acquisitions was paid in cash principally using proceeds from the Company's revolving credit facility and is not material or significant to the Company's consolidated financial statements.

The following table summarizes the aggregate total consideration for the Company's other acquisitions (in thousands):

	Year ended October 31,
	2015	2014	2013
Cash paid	$171,829	$6,759	$91,647
Less: cash acquired	(5,062)	—	(3,185)
Cash paid, net	166,767	6,759	88,462
Contingent purchase consideration	21,355	—	20,654
Additional purchase consideration	(204)	(56)	569
Total consideration	$187,918	$6,703	$109,685

Index

The following table summarizes the allocation of the aggregate total consideration for the Company's other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

	Year ended October 31,
	2015	2014	2013
Assets acquired:
Identifiable intangible assets	$102,981	$3,400	$39,843
Goodwill	89,144	2,552	68,095
Inventories	17,254	247	3,112
Property, plant and equipment	16,280	248	6,286
Accounts receivable	10,719	256	9,233
Other assets	2,594	12	2,565
Total assets acquired, excluding cash	238,972	6,715	129,134

Liabilities assumed:
Deferred income taxes	6,788	—	13,857
Accounts payable	4,845	—	1,746
Accrued expenses	2,576	12	3,846
Other liabilities	621	—	—
Total liabilities assumed	14,830	12	19,449

Noncontrolling interests in consolidated subsidiaries	36,224	—	—

Net assets acquired, excluding cash	$187,918	$6,703	$109,685

The allocation of the aggregate total consideration for the Company's fiscal 2015 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocations to be material to the Company's consolidated financial statements. During fiscal 2015, the Company recorded certain immaterial measurement period adjustments to the allocation of the total consideration for its fiscal 2014 acquisition. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of MMS, ACT, Harter and Aeroworks benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in MMS, ACT, Harter and Aeroworks was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

Index

The operating results of the Company’s fiscal 2015 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates.  The Company’s consolidated net sales and net income attributable to HEICO for fiscal 2015 includes approximately $62.9 million and $7.9 million, respectively, from the fiscal 2015 acquisitions.

The following table presents unaudited pro forma financial information for fiscal 2015 and fiscal 2014 as if the Company's fiscal 2015 acquisitions had occurred as of November 1, 2013 (in thousands):

	Year ended October 31,
	2015	2014
Net sales	$1,244,911	$1,228,987
Net income from consolidated operations	$163,012	$150,412
Net income attributable to HEICO	$140,771	$130,539
Net income per share attributable to HEICO shareholders:
Basic	$2.11	$1.96
Diluted	$2.08	$1.94

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of November 1, 2013. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisitions and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold.

Additional Purchase Consideration

During fiscal 2014 and 2013, the Company made additional purchase consideration payments in cash of $2.0 million and $1.2 million, respectively, pursuant to the terms of the purchase agreements related to certain recent acquisitions.

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2015	2014
Accounts receivable	$183,631	$151,812
Less: Allowance for doubtful accounts	(2,038)	(2,143)
Accounts receivable, net	$181,593	$149,669

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
(in thousands)	2015	2014
Costs incurred on uncompleted contracts	$22,645	$24,437
Estimated earnings	16,116	11,747
	38,761	36,184
Less: Billings to date	(36,442)	(29,829)
	$2,319	$6,355
Included in the accompanying Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$6,263	$8,161
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(3,944)	(1,806)
	$2,319	$6,355

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2015, 2014 or 2013.

Inventories

	As of October 31,
(in thousands)	2015	2014
Finished products	$119,262	$106,229
Work in process	32,201	30,056
Materials, parts, assemblies and supplies	89,739	79,163
Contracts in process	4,521	2,594
Less: Billings to date	(2,206)	—
Inventories, net of valuation reserves	$243,517	$218,042

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

	As of October 31,
(in thousands)	2015	2014
Land	$5,060	$4,501
Buildings and improvements	70,626	60,332
Machinery, equipment and tooling	152,022	139,963
Construction in progress	4,668	6,905
	232,376	211,701
Less: Accumulated depreciation and amortization	(126,706)	(117,836)
Property, plant and equipment, net	$105,670	$93,865

The amounts set forth above include tooling costs having a net book value of $6.5 million and $6.0 million as of October 31, 2015 and 2014, respectively. Amortization expense on capitalized tooling was $2.4 million, $2.4 million and $2.2 million in fiscal 2015, 2014 and 2013, respectively.

The amounts set forth above also include $3.7 million and $4.6 million of assets under capital leases as of October 31, 2015 and October 31, 2014, respectively. Accumulated depreciation associated with the assets under capital leases was $.7 million and $1.0 million as of October 31, 2015 and October 31, 2014, respectively. See Note 5, Long-Term Debt, for additional information pertaining to these capital lease obligations.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $17.8 million, $17.1 million and $13.4 million in fiscal 2015, 2014 and 2013, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2015	2014
Accrued employee compensation and related payroll taxes	$53,238	$52,480
Deferred revenue	16,498	12,481
Accrued customer rebates and credits	8,072	10,924
Accrued additional purchase consideration	6,859	90
Other	15,488	16,603
Accrued expenses and other current liabilities	$100,155	$92,578

The total customer rebates and credits deducted within net sales in fiscal 2015, 2014 and 2013 was $4.7 million, $8.3 million and $8.3 million, respectively. The decrease in total customer rebates and credits deducted within net sales in fiscal 2015 and the amount of accrued customer rebates and credits principally reflects a reduction in the net sales volume of certain customers eligible for rebates as well as a reduction in the associated rebate percentages. The increase in deferred revenue principally reflects billings in excess of costs and earnings

Index

pertaining to certain of the Company's percentage-of-completion contracts. The increase in accrued additional purchase consideration principally reflects the estimated fair value of contingent consideration related to a fiscal 2015 acquisition expected to be paid in fiscal 2016. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligations.

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock.  The LCP does not provide for diversification of a director’s assets allocated to Company common stock.  The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the LCP charged to income in fiscal 2015, 2014 and 2013 totaled $5.7 million, $5.3 million and $4.3 million, respectively.  The aggregate liabilities of the LCP were $76.2 million and $65.0 million as of October 31, 2015 and 2014, respectively, and are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $77.1 million and $65.9 million as of October 31, 2015 and 2014, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $4.5 million and $5.5 million as of October 31, 2015 and 2014, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan formerly available to selected employees.  The Company makes no contributions to this plan. The assets of this plan, which equaled the deferred compensation liability as of October 31, 2015 and 2014, respectively, are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets. Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2015	2014	2013
R&D expenses	$38,747	$37,377	$32,897

Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) during fiscal 2015 and 2014 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Income (Loss)
Balances as of October 31, 2013	($466)	$610	$144
Unrealized loss	(7,882)	(551)	(8,433)
Balances as of October 31, 2014	(8,348)	59	(8,289)
Unrealized loss	(16,020)	(771)	(16,791)
Balances as of October 31, 2015	($24,368)	($712)	($25,080)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during fiscal 2015 and 2014 by operating segment are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2013	$279,855	$408,634	$688,489
Goodwill acquired	2,552	—	2,552
Foreign currency translation adjustments	—	(4,797)	(4,797)
Adjustments to goodwill	—	27	27
Balances as of October 31, 2014	282,407	403,864	686,271
Goodwill acquired	56,441	32,703	89,144
Foreign currency translation adjustments	(1,341)	(7,435)	(8,776)
Balances as of October 31, 2015	$337,507	$429,132	$766,639

The goodwill acquired during fiscal 2015 and 2014 relates to the acquisitions consummated in those respective years as described in Note 2, Acquisitions.  Goodwill acquired represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. The foreign currency translation adjustments reflect unrealized translation losses on the goodwill recognized in connection with foreign subsidiaries.  Foreign currency translation adjustments are

Index

included in other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income. The adjustments to goodwill during fiscal 2014 represent immaterial measurement period adjustments to the purchase price allocations of certain fiscal 2013 acquisitions. The Company estimates that approximately $60 million and $3 million of the goodwill acquired in fiscal 2015 and fiscal 2014, respectively, is deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2015, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Identifiable intangible assets consist of (in thousands):

	As of October 31, 2015			As of October 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$190,450	($63,461)	$126,989	$144,478	($55,393)	$89,085
Intellectual property	98,143	(22,912)	75,231	73,005	(17,620)	55,385
Licenses	4,200	(1,882)	2,318	2,900	(1,645)	1,255
Non-compete agreements	914	(914)	—	1,020	(1,020)	—
Patents	746	(447)	299	712	(405)	307
Trade names	166	(38)	128	166	(17)	149
	294,619	(89,654)	204,965	222,281	(76,100)	146,181
Non-Amortizing Assets:
Trade names	67,628	—	67,628	54,629	—	54,629
	$362,247	($89,654)	$272,593	$276,910	($76,100)	$200,810

The increase in the gross carrying amount of customer relationships, intellectual property, licenses and non-amortizing trade names as of October 31, 2015 compared to October 31, 2014 principally relates to such intangible assets recognized in connection with the fiscal 2015 acquisitions (See Note 2, Acquisitions). The weighted-average amortization period of the customer relationships, intellectual property and licenses acquired during fiscal 2015 is 10 years, 12 years, and 11 years, respectively.

Amortization expense related to intangible assets was $27.0 million, $27.7 million and $20.6 million in fiscal 2015, 2014 and 2013, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $30.7 million in fiscal 2016, $29.8 million in fiscal 2017, $27.8 million in fiscal 2018, $25.8 million in fiscal 2019, $23.2 million in fiscal 2020 and $67.7 million thereafter.

Index

5.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of October 31,
	2015	2014
Borrowings under revolving credit facility	$365,203	$326,000
Capital leases	2,395	3,109
	367,598	329,109
Less: Current maturities of long-term debt	(357)	(418)
	$367,241	$328,691

As of October 31, 2015, the Company's long-term debt, excluding capital leases, consisted solely of $365.2 million of borrowings under its revolving credit facility, all of which will mature in fiscal 2019. As of October 31, 2015 and 2014, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.3%. The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2015, the Company was in compliance with all such covenants.

During fiscal 2015, the Company elected to borrow €32 million under its revolving credit facility, which allows for borrowings made in foreign currencies up to a $50 million sublimit. The funds were used to facilitate a fiscal 2015 acquisition. As of October 31, 2015, the U.S. dollar equivalent of the Company's Euro borrowing was $35.2 million.

Capital Lease Obligations

A subsidiary of HEICO Electronic is a party to a capital lease for a manufacturing facility and related property in France.  The lease contains a bargain purchase option and has a twelve-year term, which began in fiscal 2011. Additionally, the subsidiary is a party to various capital leases, principally for manufacturing and office equipment, with lease terms of approximately five years. The estimated future minimum lease payments of all capital leases for the next five fiscal years and thereafter are as follows (in thousands):

Year ending October 31,
2016	$455
2017	400
2018	395
2019	395
2020	358
Thereafter	753
Total minimum lease payments	2,756
Less: amount representing interest	(361)
Present value of minimum lease payments	$2,395

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

Advances under the Credit Facility accrue interest at the Company’s choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus the applicable margin (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the Credit Facility. The applicable margin for a LIBOR-based borrowing ranges from .75% to 2.25%. The applicable margin for a Base Rate borrowing ranges from 0% to 1.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company’s leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that restrict the amount of certain payments, including dividends, and require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event the Company’s leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of the Company’s subsidiaries.

Index

6.    INCOME TAXES

The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2015	2014	2013
Domestic	$206,612	$185,842	$168,643
Foreign	18,352	12,730	12,118
Income before taxes and noncontrolling interests	$224,964	$198,572	$180,761

The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2015	2014	2013
Current:
Federal	$65,857	$63,264	$49,275
State	8,559	10,145	9,060
Foreign	4,064	3,136	3,650
	78,480	76,545	61,985
Deferred:
Federal	(4,459)	(14,000)	(4,786)
State	(1,907)	(2,871)	(467)
Foreign	(714)	126	(532)
	(7,080)	(16,745)	(5,785)
Total income tax expense	$71,400	$59,800	$56,200

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.4	2.9	3.1
Research and development tax credits	(1.9)	(1.2)	(2.6)
Noncontrolling interests’ share of income	(1.3)	(1.0)	(1.3)
Domestic production activities tax deduction	(1.2)	(1.6)	(1.2)
Foreign taxes, where permanently reinvested outside of the U.S.	(.8)	—	—
Nontaxable reduction in accrued contingent consideration	(.2)	(3.4)	—
Tax-exempt losses (gains) on corporate owned life insurance policies	.1	(.6)	(1.4)
Other, net	(.4)	—	(.5)
Effective tax rate	31.7%	30.1%	31.1%

Index

The Company’s effective tax rate in fiscal 2015 increased to 31.7% from 30.1% in fiscal 2014. The increase is principally due to the impact of a larger nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a prior year acquisition acquired by means of a stock transaction and the impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP in fiscal 2014 compared to fiscal 2015. These increases were partially offset by an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 that was recognized in the first quarter of fiscal 2015 resulting from the retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014, the benefit of recognizing additional foreign tax credits related to R&D activities at one of the Company's foreign subsidiaries inclusive of amendments to prior year tax returns, and the Company's decision to not make a provision for U.S. income taxes on the undistributed earnings of a fiscal 2015 foreign acquisition.

The Company's effective tax rate in fiscal 2014 decreased to 30.1% from 31.1% in fiscal 2013. The decrease is principally attributed to the impact of a nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a fiscal 2013 acquisition acquired by means of a stock transaction. This decrease was partially offset by lower U.S. federal R&D tax credits recognized in fiscal 2014 due to the expiration of the U.S. federal R&D tax credit in December 2013 compared to fiscal 2013 during which the retroactive extension of the U.S. federal R&D tax credit in the first quarter resulted in twenty-two months of U.S. federal R&D tax credits recognized that year. Additionally, the decrease in the effective tax rate was partially offset by the impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP in fiscal 2013 compared to fiscal 2014.

The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2011.

The Company has not made a provision for U.S. income taxes on the undistributed earnings of a fiscal 2015 foreign acquisition as such earnings are considered permanently reinvested outside of the U.S. The amount of undistributed earnings is not material to the
Company's consolidated financial statements.

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

Index

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2015	2014
Deferred tax assets:
Deferred compensation liability	$31,520	$27,568
Inventories	24,912	23,099
Share-based compensation	9,333	7,427
Bonus accrual	3,791	4,031
Deferred revenue	2,005	2,660
Vacation accrual	1,836	1,724
R&D related carryforward	1,826	2,068
Customer rebates accrual	1,236	1,635
Other	7,450	8,258
Total deferred tax assets	83,909	78,470

Deferred tax liabilities:
Goodwill and other intangible assets	(148,448)	(144,381)
Property, plant and equipment	(7,667)	(9,090)
Other	(2,005)	(880)
Total deferred tax liabilities	(158,120)	(154,351)
Net deferred tax liability	($74,211)	($75,881)

The net deferred tax liability is classified in the Company’s Consolidated Balance Sheets as follows (in thousands):

	As of October 31,
	2015	2014
Current asset	$35,530	$34,485
Long-term asset	847	1,063
Long-term liability	(110,588)	(111,429)
Net deferred tax liability	($74,211)	($75,881)

The Company's deferred income tax benefit was $7.1 million, $16.7 million and $5.8 million in fiscal 2015, 2014 and 2013, respectively. The larger deferred income tax benefit recognized in fiscal 2014 is principally due to the impact of impairment losses recorded in fiscal 2014 related to certain intangible assets recognized in connection with a fiscal 2013 acquisition, the long-term deferred revenue recognized in fiscal 2014, and the impact from the timing of the extension of the bonus depreciation allowance on new property, plant and equipment that resulted in only two months of such allowance recognized in fiscal 2014.

Index

As of October 31, 2015 and 2014, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $.8 million and $.9 million, respectively, of which $.5 million and $.6 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during the fiscal years ended October 31, 2015 and 2014 is as follows (in thousands):

	Year ended October 31,
	2015	2014
Balances as of beginning of year	$879	$1,072
Increases related to current year tax positions	279	138
Increases related to prior year tax positions	30	10
Decreases related to prior year tax positions	(80)	—
Settlements	(118)	(22)
Lapse of statutes of limitations	(203)	(319)
Balances as of end of year	$787	$879

Index

7.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$73,238	$—	$73,238
Money market funds	3,832	—	—	3,832
Equity securities	1,845	—	—	1,845
Mutual funds	1,665	—	—	1,665
Other	946	50	—	996
Total assets	$8,288	$73,288	$—	$81,576

Liabilities:
Contingent consideration	$—	$—	$21,405	$21,405

	As of October 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$61,958	$—	$61,958
Money market funds	3,974	—	—	3,974
Equity securities	2,225	—	—	2,225
Mutual funds	1,903	—	—	1,903
Other	1,339	50	—	1,389
Total assets	$9,441	$62,008	$—	$71,449

Liabilities:
Contingent consideration	$—	$—	$1,184	$1,184

The Company maintains two non-qualified deferred compensation plans.  The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company's other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within

Index

irrevocable trusts and classified within other assets in the Company’s Consolidated Balance Sheets.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €24.4 million in aggregate, which translates to approximately $26.9 million based on the October 31, 2015 exchange rate, should the acquired entity meet certain earnings objectives during each of the first four years following the acquisition. The estimated fair value of the contingent consideration as of the acquisition date was €18.1 million, or approximately $21.3 million. As of October 31, 2015, the estimated fair value of the contingent consideration was €19.5 million, or $21.4 million. The $.1 million increase was recorded as an addition to SG&A expenses in the Company's Consolidated Statement of Operations and is principally attributed to revised earnings estimates that reflect more favorable projected market conditions during the earnout period, nearly offset by the strengthening of the U.S. dollar relative to the Euro.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may have been obligated to pay contingent consideration of up to $20.0 million had the acquired entity met certain earnings objectives during the last three months of the calendar year of acquisition and may be obligated to pay contingent consideration of up to $30.0 million should the acquired entity meet certain earnings objectives during calendar years 2014 and 2015. In December 2013, the acquired entity incurred unanticipated costs associated with certain contracts for which revenue is recognized on the percentage-of-completion method and as a result, did not meet its calendar 2013 related earnings objectives. Accordingly, the $7.0 million estimated fair value of the contingent consideration accrued as of October 31, 2013 was recorded as a reduction to SG&A expenses in the Company's Consolidated Statement of Operations in the first quarter of fiscal 2014. During fiscal 2014, management revised its earnings estimates due to less favorable projected market conditions during the earnout period for certain of the space products the subsidiary produces. Accordingly, $12.5 million of the $13.7 million estimated fair value of the contingent consideration accrued as of October 31, 2013 was recorded as a reduction to SG&A expenses in fiscal 2014. The remaining $1.2 million accrued contingent consideration as of October 31, 2014 was recorded as a reduction of SG&A expenses in fiscal 2015. Additionally, the aforementioned market conditions resulted in the Company concluding it had a triggering event requiring assessment of impairment of the subsidiary's intangible assets during fiscal 2014. Please see below for further information pertaining to the measurement and recognition of impairment losses associated with the intangible assets of this subsidiary.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may be obligated to pay contingent consideration of up to $7.7 million in aggregate should the acquired entity meet certain earnings objectives during each of the next two years following the third anniversary date of the acquisition. During fiscal 2014, management revised its earnings estimates due to less favorable projected market conditions during the earnout period. Accordingly, the $8.6 million estimated fair value of the contingent consideration accrued as of October 31, 2013 was recorded as a reduction to SG&A expenses in the Company's Consolidated Statement of Operations in fiscal 2014. Additionally, the aforementioned conditions resulted in the Company concluding it had a triggering event requiring assessment of impairment of the

Index

subsidiary's intangible assets during fiscal 2014. Please see below for further information pertaining to the measurement and recognition of impairment losses associated with the intangible assets of this subsidiary. As of October 31, 2015, the Company did not have any contingent consideration accrued pertaining to this acquisition.

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

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of October 31, 2015 are as follows:

	Fiscal 2015 Acquisition
Compound annual revenue growth rate range	2%	-	16%
Weighted average discount rate	2.0%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the fiscal years ended October 31, 2015 and 2014 are as follows (in thousands):

Liabilities
Balance as of October 31, 2013	$29,310
Decrease in accrued contingent consideration	(28,126)
Balance as of October 31, 2014	1,184
Contingent consideration related to acquisition	21,355
Increase in accrued contingent consideration, net	293
Foreign currency transaction adjustments	(1,427)
Balance as of October 31, 2015	$21,405

Included in the accompanying Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$6,686
Other long-term liabilities	14,719
$21,405

Index

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2015 and 2014.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2015 due to the relatively short maturity of the respective instruments.  The carrying amount of long-term debt approximates fair value due to its variable interest rates.

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

Index

8.    SHAREHOLDERS’ EQUITY

Common Stock and Class A Common Stock

The Company has two classes of common stock that are virtually identical in all economic respects except voting rights. Each share of Common Stock is entitled to one vote per share.  Each share of Class A Common Stock is entitled to a 1/10 vote per share.  Holders of the Company’s common stock are entitled to receive when, as and if declared by the Board of Directors, dividends and other distributions payable in cash, property, stock or otherwise.  In the event of liquidation, after payment of debts and other liabilities of the Company, the remaining assets of the Company will be distributable ratably among the holders of both classes of common stock.

Share Repurchases

In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2015, the maximum number of shares that may yet be purchased under this program was 2,501,813 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2015, 2014 and 2013, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2014, the Company repurchased an aggregate 6,833 shares of Class A Common Stock at a total cost of approximately $.3 million. The shares purchased represent shares tendered as payment of employee withholding taxes due upon the issuance of a share-based award. During fiscal 2013, the Company repurchased an aggregate 36,354 shares of Common Stock at a total cost of $1.3 million and an aggregate 39,965 shares of Class A Common Stock at a total cost of $1.1 million. The shares purchased in fiscal 2013 occurred as settlement for employee taxes due pertaining to exercises of non-qualified stock options. The shares purchased in fiscal 2014 and 2013 did not impact the number of shares authorized for future purchase under the Company’s share repurchase program and are reflected as redemptions of common stock related to share-based compensation in the Company's Consolidated Statements of Shareholders' Equity and the Company's Consolidated Statements of Cash Flows.

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

Index

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

9.    SHARE-BASED COMPENSATION

The Company currently maintains one share-based compensation plan, the HEICO Corporation 2012 Incentive Compensation Plan (“2012 Plan”), under which it may grant various forms of share-based compensation awards including, but not limited to, stock options, restricted stock, restricted stock awards and stock appreciation rights. The 2012 Plan became effective in fiscal 2012, the same time the Company's 2002 Stock Option Plan (“2002 Plan”) expired. Also, in fiscal 2012, the Company made a decision to no longer issue options under its Non-Qualified Stock Option Plan (“NQSOP”). Options outstanding under the 2002 Plan and NQSOP may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2012 Plan is 2.7 million plus any options outstanding under the 2002 Plan and NQSOP as of the 2012 Plan's effective date that are subsequently forfeited or expire.  A total of approximately 4.6 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2015, including 3.3 million shares currently under option and 1.3 million shares available for future grants.

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

Index

Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2012	2,389	2,899	$16.90
Granted	(549)	549	$35.74
Exercised	—	(306)	$3.78
Outstanding as of October 31, 2013	1,840	3,142	$21.48
Granted	(161)	161	$43.37
Stock award issuance	(62)	—	$—
Exercised	—	(39)	$18.36
Outstanding as of October 31, 2014	1,617	3,264	$22.59
Granted	(291)	291	$51.85
Exercised	—	(220)	$16.85
Outstanding as of October 31, 2015	1,326	3,335	$25.52

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2015 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,579	$23.54	4.9	$43,230
Class A Common Stock	1,756	$27.30	6.3	29,967
	3,335	$25.52	5.6	$73,197

	Options Exercisable
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,342	$19.60	4.3	$41,376
Class A Common Stock	908	$19.91	5.0	21,644
	2,250	$19.73	4.6	$63,020

Index

Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2015	2014	2013
Cash proceeds from stock option exercises	$3,673	$708	$463
Tax benefit realized from stock option exercises	1,402	93	5,191
Intrinsic value of stock option exercises	6,958	929	8,033

Net income attributable to HEICO for the fiscal years ended October 31, 2015, 2014 and 2013 includes compensation expense of $5.8 million, $6.2 million and $5.1 million, respectively, and an income tax benefit of $2.2 million, $2.4 million and $2.0 million, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2015, there was $15.2 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 3.4 years.  The total fair value of stock options that vested in fiscal 2015, 2014 and 2013 was $5.5 million, $5.9 million and $4.5 million, respectively.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2015 would become immediately exercisable.

For the fiscal years ended October 31, 2015, 2014 and 2013, the excess tax benefit resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised was $1.4 million, $.1 million and $5.1 million, respectively, and is presented as a financing activity in the Company’s Consolidated Statements of Cash Flows.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the fiscal years ended October 31, 2015, 2014 and 2013:

	2015		2014	2013
	Common Stock	Class A Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
Expected stock price volatility	39.96%	36.51%	38.04%	39.94%	38.40%
Risk-free interest rate	2.30%	2.12%	2.06%	2.02%	1.85%
Dividend yield	.24%	.32%	.38%	.24%	.33%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	9	7	7	9	7
Weighted average fair value	$28.46	$19.59	$17.23	$20.24	$14.29

In fiscal 2013, the Company granted restricted shares in the common stock of one of its subsidiaries representing approximately 1% of the equity of the subsidiary. The shares cliff vest in fiscal 2018. Net income attributable to HEICO includes compensation expense of $.2 million, $.2 million, and less than $.1 million in fiscal 2015, 2014 and 2013 related to unvested restricted shares, respectively. As of October 31, 2015, there was $.5 million of pre-tax unrecognized

Index

compensation expense related to the unvested restricted shares, which is expected to be recognized over the next 2.2 years.

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

Participants receive 100% vesting of Employee Contributions and cash dividends received on Company common stock.  Vesting in Employer Contributions is based on a participant’s number of years of vesting service.  Employer Contributions to the 401(k) Plan charged to income in fiscal 2015, 2014 and 2013 totaled $6.1 million, $6.3 million and $3.2 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2012	170	170
Issuance of common stock to 401(k) Plan	(45)	(45)
Shares available for issuance as of October 31, 2013	125	125
Issuance of common stock to 401(k) Plan	(57)	(57)
Shares available for issuance as of October 31, 2014	68	68
Issuance of common stock to 401(k) Plan	(54)	(54)
Shares available for issuance as of October 31, 2015	14	14

Index

As previously mentioned in Note 1, Summary of Significant Accounting Policies, the Company acquired a frozen qualified defined benefit pension plan in connection with a fiscal 2013 acquisition.

Changes in the Plan's projected benefit obligation and plan assets for the fiscal years ended October 31, 2015 and 2014 are as follows (in thousands):

Change in projected benefit obligation:
Projected benefit obligation as of October 31, 2013	$13,213
Actuarial loss	930
Interest cost	610
Benefits paid	(938)
Projected benefit obligation as of October 31, 2014	13,815
Actuarial loss	716
Interest cost	561
Benefits paid	(924)
Projected benefit obligation as of October 31, 2015	$14,168

Change in plan assets:
Fair value of plan assets as of October 31, 2013	$11,397
Actual return on plan assets	764
Employer contributions	136
Benefits paid	(938)
Fair value of plan assets as of October 31, 2014	11,359
Actual return on plan assets	254
Employer contributions	78
Benefits paid	(924)
Fair value of plan assets as of October 31, 2015	$10,767

Funded status as of October 31, 2014	($2,456)
Funded status as of October 31, 2015	($3,401)

The $3.4 million and $2.5 million difference between the projected benefit obligation and fair value of plan assets as of October 31, 2015 and October 31, 2014, respectively, are included in other long-term liabilities within the Company's Consolidated Balance Sheets. Additionally, the Plan experienced a $1.2 million and $.9 million unrealized loss during fiscal 2015 and 2014, respectively, that were recognized in other comprehensive income (loss) where they are reported net of ($.4) million and ($.3) million of tax, respectively. As of October 31, 2015, $1.1 million (pre-tax) represents the total unrealized loss in accumulated other comprehensive income (loss) that has yet to be recognized as a component of net periodic pension income (expense). The Company does not expect to recognize any of the amount within accumulated other comprehensive income (loss) as of October 31, 2015 as a component of net periodic pension income (expense) during fiscal 2016.

Index

Weighted average assumptions used to determine the projected benefit obligation are as follows:

	As of October 31,
	2015	2014
Discount rate	4.47%	4.20%

Weighted average assumptions used to determine net pension income are as follows:

	Year ended October 31,
	2015	2014	2013
Discount rate	4.20%	4.79%	3.99%
Expected return on plan assets	6.75%	6.75%	6.75%

The discount rate used to determine the projected benefit obligation was determined using the results of a bond yield curve model based on a portfolio of high-quality bonds matching expected Plan benefit payments. The expected return on Plan assets was based upon the target asset allocation and investment return estimates for the Plan's equity and fixed income securities. In establishing this assumption, the Company considers many factors including both the historical rate of return and projected inflation-adjusted real rate of return on the Plan's various asset classes and the expected working lifetime for Plan participants.

Components of net pension income that were recorded within the Company's Consolidated Statements of Operations are as follows (in thousands):

	Year ended October 31,
	2015	2014	2013
Expected return on plan assets	$738	$739	$320
Interest cost	561	610	236
Net pension income	$177	$129	$84

The Company anticipates making contributions of $.4 million to the Plan during fiscal 2016. Estimated future benefit payments to be made during each of the next five fiscal years and in aggregate during the succeeding five fiscal years are as follows (in thousands):

Year ending October 31,
2016	$914
2017	907
2018	883
2019	915
2020	918
2021-2025	4,436

Index

The fair value of the Plan's assets are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed income securities	$5,372	$—	$—	$5,372
Equity securities	5,280	—	—	5,280
Money market funds and cash	115	—	—	115
	$10,767	$—	$—	$10,767

	As of October 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed income securities	$5,563	$—	$—	$5,563
Equity securities	5,678	—	—	5,678
Money market funds and cash	118	—	—	118
	$11,359	$—	$—	$11,359

Fixed income securities consist of investments in mutual funds. Equity securities consist of investments in common stocks, mutual funds and exchange traded funds.

The Plan's actual and targeted asset allocations by investment category are as follows:

	As of October 31,
	2015		2014
	Actual	Target	Actual	Target
Fixed income securities	50%	50%	49%	50%
Equity securities	49%	50%	50%	50%
Money market funds and cash	1%	—%	1%	—%
	100%	100%	100%	100%

11.    REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2025.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future

Index

earnings over a measurement period.  As of October 31, 2015, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company would be required to pay is approximately $91.3 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of October 31, 2015 redeemable at fair value is approximately $76.9 million and the portion redeemable based solely on a multiple of future earnings is approximately $14.4 million.

A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries is as follows as of October 31, 2015:

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period Years
2005	ETG	95.9%	2016 (1)	4 (2)
2006	FSG	80.1%	2016 (1)	4
2008	FSG	82.3%	2016	5
2009	ETG	82.5%	2016 (1)	1
2011	FSG	80.1%	2016 (1)	2
2012	ETG	78.0%	2017	2
2012	FSG	84.0%	2018	4
2012	FSG	80.1%	2019	4
2015	FSG	80.0%	2019	4
2015	FSG	80.1%	2020	4
2015	FSG	80.1%	2022	4
2015	ETG	80.1%	2020	2

(1) Currently puttable
(2) A portion is to be purchased in a lump sum

The aggregate Redemption Amount of the Put Rights that are currently puttable or becoming puttable during fiscal 2016 is approximately $35.0 million, of which approximately $20.1 million would be payable in fiscal 2016 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2016. As of October 31, 2015, none of the holders of equity interests in any of the above Company subsidiaries has exercised their Put Right to cause the Company to purchase their current equity interest. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same period.

The Company acquired an 80.1% interest in a subsidiary through the ETG in fiscal 2004. As part of the purchase agreement, the noncontrolling interest holders had the right to cause the Company to purchase their interests over a five-year period. During fiscal 2014, the

Index

noncontrolling interest holders' Put Right expired, resulting in a reclassification of the Redemption Amount from redeemable noncontrolling interests (temporary equity) to noncontrolling interests (permanent equity). Additionally, the Company has the right to purchase the noncontrolling interests over a five-year period.

Pursuant to the purchase agreement related to the acquisition of a 51% interest in a subsidiary by the FSG in fiscal 2006, the noncontrolling interest holders exercised their option to cause the Company to purchase an aggregate 35.7% interest during fiscal years 2011 and 2012 and the remaining 13.3% interest in fiscal 2013. During fiscal 2014, the Company paid a purchase price adjustment for the portion of the redeemable noncontrolling interests acquired in fiscal 2013 that was based on the acquired entity's actual fiscal 2013 earnings.

The purchase price of the redeemable noncontrolling interests acquired in fiscal 2014 was paid using cash provided by operating activities. The purchase price of the redeemable noncontrolling interests acquired in fiscal 2013 was paid using proceeds from the Company's revolving credit facility. The aggregate cost of the redeemable noncontrolling interests acquired in fiscal 2014 and 2013 was $1.2 million and $16.6 million, respectively.

12.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2015	2014	2013
Numerator:
Net income attributable to HEICO	$133,364	$121,293	$102,396

Denominator:
Weighted average common shares outstanding - basic	66,740	66,463	66,298
Effect of dilutive stock options	1,071	990	684
Weighted average common shares outstanding - diluted	67,811	67,453	66,982

Net income per share attributable to HEICO shareholders:
Basic	$2.00	$1.82	$1.54
Diluted	$1.97	$1.80	$1.53

Anti-dilutive stock options excluded	412	430	754

Index

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
2015	$268,185	$291,421	$300,370	$328,672
2014	$266,826	$282,232	$291,030	$292,223
Gross profit:
2015	$93,797	$105,494	$108,092	$126,796
2014	$92,117	$99,922	$103,327	$102,946
Net income from consolidated operations:
2015	$32,091	$38,504	$38,938	$44,031
2014	$32,562	$32,780	$37,352	$36,078
Net income attributable to HEICO:
2015	$27,640	$33,105	$34,369	$38,250
2014	$27,455	$28,367	$33,366	$32,105
Net income per share attributable to HEICO:
Basic:
2015	$.42	$.50	$.51	$.57
2014	$.41	$.43	$.50	$.48
Diluted:
2015	$.41	$.49	$.51	$.56
2014	$.41	$.42	$.49	$.48

During the first quarter of fiscal 2015, the Company recognized an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 upon the retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014. The tax credit, net of expenses, increased net income attributable to HEICO by $1.8 million, or $.03 per basic and diluted share.

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

Index

than expected operating income at the acquired business resulting in an increase in net income attributable to HEICO of approximately $2.6 million, or $.04 per basic and diluted share.

Due to changes in the average number of common shares outstanding, net income per share attributable to HEICO for the full fiscal year may not equal the sum of the four individual quarters.

14.    OPERATING SEGMENTS

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries. The Company's operating segment reporting structure is consistent with how management reviews the business, makes investing and resource decisions and assesses operating performance. Additionally, characteristics such as similarity of products, customers, economic characteristics and various other factors are considered when identifying the Company's operating segments. The FSG designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The ETG designs and manufactures electronic, microwave, and electro-optical equipment and components, three-dimensional microelectronic and stacked memory products, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products, underwater locator beacons, electromagnetic interference shielding, traveling wave tube amplifiers, harsh environment electronic connectors and other interconnect products, communications and electronic intercept receivers and tuners, and RF and microwave amplifiers, transmitters, receivers and satellite microwave modules, and integrated subsystems primarily for the aviation, defense, space, medical, telecommunications and electronics industries.

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

Index

Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment	Consolidated Totals
	FSG	ETG
Year ended October 31, 2015:
Net sales	$809,700	$390,982	($12,034)	$1,188,648
Depreciation	10,859	6,803	168	17,830
Amortization	13,470	15,945	662	30,077
Operating income	149,798	98,833	(18,975)	229,656
Capital expenditures	11,737	6,201	311	18,249
Total assets	868,218	746,018	122,151	1,736,387

Year ended October 31, 2014:
Net sales	$762,801	$379,404	($9,894)	$1,132,311
Depreciation	9,809	7,113	146	17,068
Amortization	10,034	19,993	662	30,689
Operating income	136,480	88,914	(22,006)	203,388
Capital expenditures	9,437	6,327	646	16,410
Total assets	676,824	703,144	109,246	1,489,214

Year ended October 31, 2013:
Net sales	$665,148	$350,033	($6,424)	$1,008,757
Depreciation	7,997	5,242	133	13,372
Amortization	6,617	16,150	651	23,418
Operating income	122,058	83,063	(21,531)	183,590
Capital expenditures	10,190	7,748	390	18,328
Total assets	679,839	759,807	93,369	1,533,015

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

Index

	2015	2014	2013
Net Sales:
United States of America	$785,567	$754,616	$654,096
Other countries	403,081	377,695	354,661
Total net sales	$1,188,648	$1,132,311	$1,008,757

Long-lived assets:
United States of America	$85,253	$84,116	$87,247
Other countries	20,417	9,749	10,490
Total long-lived assets	$105,670	$93,865	$97,737

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

Future minimum payments under non-cancelable operating leases for the next five fiscal years and thereafter are estimated to be as follows (in thousands):

Year ending October 31,
2016	$10,526
2017	8,202
2018	4,479
2019	2,509
2020	2,063
Thereafter	8,943
Total minimum lease commitments	$36,722

Total rent expense charged to operations for operating leases in fiscal 2015, 2014 and 2013 amounted to $11.9 million, $11.2 million and $9.8 million, respectively.

Guarantees

As of October 31, 2015, the Company has arranged for standby letters of credit aggregating $2.7 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company used by the Company for potential workers' compensation claims and the remainder pertain to

Index

performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Product Warranty

Changes in the Company’s product warranty liability in fiscal 2015 and 2014 are as follows (in thousands):

	Year ended October 31,
	2015	2014
Balances as of beginning of year	$4,079	$3,233
Accruals for warranties	1,215	3,005
Acquired warranty liabilities	35	—
Warranty claims settled	(2,126)	(2,159)
Balances as of end of year	$3,203	$4,079

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

16.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2015, 2014 and 2013 (in thousands):

	Year ended October 31,
	2015	2014	2013
Cash paid for income taxes	$76,021	$72,723	$62,631
Cash received from income tax refunds	(1,211)	(395)	(33)
Cash paid for interest	4,598	5,550	3,514
Contingent consideration	21,355	—	20,654
Additional purchase consideration	(204)	(56)	2,068
Property, plant and equipment acquired through capital lease obligations	59	131	—

17.    SUBSEQUENT EVENT

In December 2015, the Company, through a subsidiary of HEICO Electronic, acquired all of the assets and assumed certain liabilities of a company that designs and manufactures underwater locator beacons used to locate aircraft cockpit voice recorders, flight data recorders,

Index

marine ship voyage recorders and other devices which have been submerged under water.  The purchase price of this acquisition was paid in cash using cash provided by operating activities and the total consideration for the acquisition is not material or significant to the Company’s consolidated financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of HEICO Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2015.

In August 2015, the Company acquired all of the stock of Astroseal Products Mfg. Corporation (“Astroseal”), 80.1% of the equity of Midwest Microwave Solutions, Inc. (“MMS”), and 80.1% of the assets and assumed certain liabilities of Aerospace & Commercial Technologies, LLC (“ACT”). In May 2015, the Company acquired all of the stock of Thermal Energy Products, Inc. (“TEP”). In January 2015, the Company acquired 80.1% of the equity of Harter Aerospace, LLC ("Harter") and 80.0% of the equity of Aeroworks International Holding B.V. (“Aeroworks”). See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Astroseal, MMS, ACT, TEP, Harter and Aeroworks (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2015. The aggregate assets and net sales of the Excluded Acquisitions constituted 14.1% and 5.3% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2015, respectively.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2015.  A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made several acquisitions during fiscal 2015 and is in the process of integrating each one into its overall internal control over financial reporting process.

Index

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Astroseal Products Mfg. Corporation, Midwest Microwave Solutions, Inc., Aerospace & Commercial Technologies, LLC, Thermal Energy Products, Inc., Harter Aerospace, LLC and Aeroworks International Holding B.V. (collectively, the "Excluded Acquisitions"), which were acquired during 2015 and whose financial statements constitute 14.1% of total assets and 5.3% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2015. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Index

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2015 of the Company and our report dated December 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 17, 2015

Item 9B.    OTHER INFORMATION

None.

Index

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the Directors of the Company, including the Finance/Audit Committee of the Board of Directors and its Finance/Audit Committee Financial Expert, as well as information concerning other corporate governance matters and compliance with Section
16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“Commission”) within 120 days after the close of fiscal 2015.

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

Item 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2015.

Index

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2015.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of October 31, 2015 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,335	$25.52	1,326
Equity compensation plans not approved by security holders	—	—	—
Total	3,335	$25.52	1,326
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

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2015.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services by the principal accountant is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2015.

Index

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.8#	—
Employment Agreement and Non-Competition and Non-Solicitation Agreement, effective June 1, 2012, by and between HEICO Corporation and Carlos Macau is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 1, 2012.*

Index

Exhibit		Description

10.9	—
Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997.*

10.10	—
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

10.11	—
First Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2012.*

10.12	—
Second Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2012.*

10.13	—
Third Amendment to Revolving Credit Agreement, effective as of February 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2013.*

10.14	—
Fourth Amendment to Revolving Credit Agreement, effective as of November 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 27, 2013.*

21	—	Subsidiaries of HEICO Corporation.**

23	—	Consent of Independent Registered Public Accounting Firm.**

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	—	Section 1350 Certification of Chief Executive Officer.***

32.2	—	Section 1350 Certification of Chief Financial Officer.***

101.INS	—	XBRL Instance Document.**

101.SCH	—	XBRL Taxonomy Extension Schema Document.**

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.**

Index

Exhibit		Description

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.**

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2015	2014	2013
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$2,143	$3,096	$2,334
Additions (deductions) charged (credited) to costs and expenses	248	(232)	586
Additions (deductions) charged to other accounts (a)	55	(31)	303
Deductions (b)	(408)	(690)	(127)
Allowance as of end of year	$2,038	$2,143	$3,096

(a)	Principally additions from acquisitions and foreign currency translation adjustments.

(b)	Principally write-offs of uncollectible accounts receivable, net of recoveries.

	Year ended October 31,
	2015	2014	2013
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$60,608	$54,577	$46,861
Additions charged to costs and expenses	7,779	9,398	8,032
Additions (deductions) charged to other accounts (a)	4,598	(322)	3,148
Deductions (b)	(3,331)	(3,045)	(3,464)
Reserves as of end of year	$69,654	$60,608	$54,577

(a)	Principally additions from acquisitions and foreign currency translation adjustments

(b)	Principally write-offs of slow-moving, obsolete or damaged inventory.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 17, 2015	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 17, 2015
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 17, 2015
Thomas M. Culligan

/s/ ADOLFO HENRIQUES	Director	December 17, 2015
Adolfo Henriques

/s/ SAMUEL L. HIGGINBOTTOM	Director	December 17, 2015
Samuel L. Higginbottom

/s/ MARK H. HILDEBRANDT	Director	December 17, 2015
Mark H. Hildebrandt

/s/ WOLFGANG MAYRHUBER	Director	December 17, 2015
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON	Co-President and Director	December 17, 2015
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 17, 2015
Victor H. Mendelson

Index

Name	Position(s)	Date

/s/ JULIE NEITZEL	Director	December 17, 2015
Julie Neitzel

/s/ ALAN SCHRIESHEIM	Director	December 17, 2015
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 17, 2015
Frank J. Schwitter

Index

EXHIBIT INDEX

Exhibit		Description

21	—	Subsidiaries of HEICO Corporation.

23	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.