Form 10-Q
period 2016-01-31
HEICO CORP
filed 2016-02-29
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 26, 2016 is as follows:

Common Stock, $.01 par value	26,915,090	shares
Class A Common Stock, $.01 par value	39,980,018	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$29,886	$33,603
Accounts receivable, net	173,915	181,593
Inventories, net	273,494	243,517
Prepaid expenses and other current assets	12,691	9,369
Deferred income taxes	33,443	35,530
Total current assets	523,429	503,612

Property, plant and equipment, net	112,686	105,670
Goodwill	863,916	766,639
Intangible assets, net	391,907	272,593
Deferred income taxes	656	847
Other assets	88,906	87,026
Total assets	$1,981,500	$1,736,387

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$346	$357
Trade accounts payable	59,861	64,682
Accrued expenses and other current liabilities	86,242	100,155
Income taxes payable	9,001	3,193
Total current liabilities	155,450	168,387

Long-term debt, net of current maturities	594,575	367,241
Deferred income taxes	110,469	110,588
Other long-term liabilities	107,652	105,618
Total liabilities	968,146	751,834

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	91,136	91,282

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,915 and 26,906 shares issued and outstanding	269	269
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 39,980 and 39,967 shares issued and outstanding	400	400
Capital in excess of par value	289,810	286,220
Deferred compensation obligation	1,635	1,783
HEICO stock held by irrevocable trust	(1,635)	(1,783)
Accumulated other comprehensive loss	(27,543)	(25,080)
Retained earnings	574,233	548,054
Total HEICO shareholders’ equity	837,169	809,863
Noncontrolling interests	85,049	83,408
Total shareholders’ equity	922,218	893,271
Total liabilities and equity	$1,981,500	$1,736,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2016	2015

Net sales	$306,227	$268,185

Operating costs and expenses:
Cost of sales	194,031	174,388
Selling, general and administrative expenses	59,575	47,391

Total operating costs and expenses	253,606	221,779

Operating income	52,621	46,406

Interest expense	(1,567)	(1,112)
Other (expense) income	(430)	197

Income before income taxes and noncontrolling interests	50,624	45,491

Income tax expense	14,700	13,400

Net income from consolidated operations	35,924	32,091

Less: Net income attributable to noncontrolling interests	4,653	4,451

Net income attributable to HEICO	$31,271	$27,640

Net income per share attributable to HEICO shareholders:
Basic	$.47	$.42
Diluted	$.46	$.41

Weighted average number of common shares outstanding:
Basic	66,875	66,595
Diluted	67,940	67,669

Cash dividends per share	$.08	$.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2016	2015

Net income from consolidated operations	$35,924	$32,091
Other comprehensive loss:
Foreign currency translation adjustments	(2,667)	(11,738)
Total other comprehensive loss	(2,667)	(11,738)
Comprehensive income from consolidated operations	33,257	20,353
Less: Net income attributable to noncontrolling interests	4,653	4,451
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(204)	(457)
Comprehensive income attributable to noncontrolling interests	4,449	3,994
Comprehensive income attributable to HEICO	$28,808	$16,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271
Comprehensive income (loss)	1,972	—	—	—	—	—	(2,463)	31,271	2,477	31,285
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(5,350)	—	(5,350)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	945	—	—	—	—	—	945
Share-based compensation expense	—	—	—	1,680	—	—	—	—	—	1,680
Proceeds from stock option exercises	—	—	—	94	—	—	—	—	—	94
Tax benefit from stock option exercises	—	—	—	871	—	—	—	—	—	871
Distributions to noncontrolling interests	(1,860)	—	—	—	—	—	—	—	(836)	(836)
Adjustments to redemption amount of redeemable noncontrolling interests	(258)	—	—	—	—	—	—	258	—	258
Deferred compensation obligation	—	—	—	—	(148)	148	—	—	—	—
Balances as of January 31, 2016	$91,136	$269	$400	$289,810	$1,635	($1,635)	($27,543)	$574,233	$85,049	$922,218

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619
Comprehensive income (loss)	959	—	—	—	—	—	(11,281)	27,640	3,035	19,394
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(4,666)	—	(4,666)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	614	—	—	—	—	—	615
Share-based compensation expense	—	—	—	1,422	—	—	—	—	—	1,422
Proceeds from stock option exercises	—	—	1	1,515	—	—	—	—	—	1,516
Tax benefit from stock option exercises	—	—	—	1,407	—	—	—	—	—	1,407
Redemptions of common stock related to share-based compensation	—	—	—	(4)	—	—	—	—	—	(4)
Noncontrolling interests assumed related to acquisitions	15,674	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(1,379)	—	—	—	—	—	—	—	(1,178)	(1,178)
Adjustments to redemption amount of redeemable noncontrolling interests	9,189	—	—	—	—	—	338	(9,527)	—	(9,189)
Deferred compensation obligation	—	—	—	—	158	(158)	—	—	—	—
Other	—	—	—	—	—	—	—	1	—	1
Balances as of January 31, 2015	$64,409	$269	$398	$274,305	$1,296	($1,296)	($19,232)	$451,205	$76,992	$783,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2016	2015
Operating Activities:
Net income from consolidated operations	$35,924	$32,091
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	13,921	10,904
Deferred income tax provision	2,276	1,557
Share-based compensation expense	1,680	1,422
Employer contributions to HEICO Savings and Investment Plan	1,417	1,393
Tax benefit from stock option exercises	871	1,407
Excess tax benefit from stock option exercises	(871)	(1,407)
Increase in accrued contingent consideration	847	20
Foreign currency transaction adjustments, net	(839)	(1,374)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	12,348	2,082
Increase in inventories	(2,326)	(2,851)
Increase in prepaid expenses and other current assets	(3,030)	(2,105)
Decrease in trade accounts payable	(7,696)	(5,299)
Decrease in accrued expenses and other current liabilities	(14,787)	(14,172)
Increase in income taxes payable	5,851	6,323
Other long-term assets and liabilities, net	(419)	(536)
Net cash provided by operating activities	45,167	29,455

Investing Activities:
Acquisitions, net of cash acquired	(264,324)	(49,312)
Capital expenditures	(5,690)	(4,254)
Other	474	76
Net cash used in investing activities	(269,540)	(53,490)

Financing Activities:
Borrowings on revolving credit facility	260,000	56,696
Payments on revolving credit facility	(32,000)	(29,000)
Cash dividends paid	(5,350)	(4,666)
Distributions to noncontrolling interests	(2,696)	(2,557)
Proceeds from stock option exercises	94	1,516
Excess tax benefit from stock option exercises	871	1,407
Other	(86)	(112)
Net cash provided by financing activities	220,833	23,284

Effect of exchange rate changes on cash	(177)	(1,106)

Net decrease in cash and cash equivalents	(3,717)	(1,857)
Cash and cash equivalents at beginning of year	33,603	20,229
Cash and cash equivalents at end of period	$29,886	$18,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015. The October 31, 2015 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating which transition method it will elect and the

Index

effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis," which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Additionally, this guidance eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2015, or in fiscal 2017 for HEICO. Early adoption is permitted. ASU 2015-02 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2015-02 recognized at the date of initial application. The Company is currently evaluating which transition method it will elect and the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020 for HEICO. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

Index

2.     ACQUISITIONS

In December 2015, the Company, through a subsidiary of HEICO Electronic, acquired certain assets of a company that designs and manufactures underwater locator beacons used to locate aircraft cockpit voice recorders, flight data recorders, marine ship voyage recorders and other devices which have been submerged under water. The total consideration includes an accrual of $1.2 million representing the estimated fair value of contingent consideration the Company may be obligated to pay in aggregate during the first five years following the acquisition. The maximum amount of contingent consideration that the Company could be required to pay is $2.0 million. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation. The purchase price of this acquisition was paid using cash provided by operating activities and the total consideration for the acquisition is not material or significant to the Company’s condensed consolidated financial statements.

On January 11, 2016, the Company, through HEICO Electronic, acquired all of the limited liability company interests of Robertson Fuel Systems, LLC ("Robertson"). The purchase price of this acquisition was paid in cash using proceeds from the Company’s revolving credit facility. Robertson is a world leader in the design and production of mission-extending, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft. The Company believes that this acquisition is consistent with HEICO’s practice of acquiring outstanding niche designers and manufacturers of critical components in the defense industry and will further enable the Company to broaden its product offerings, technologies and customer base.

The following table summarizes the total consideration for the acquisition of Robertson (in thousands):

Cash paid	$256,806
Less: cash acquired	(3,271)
Cash paid, net	253,535
Additional purchase consideration	(352)
Total consideration	$253,183

Index

The following table summarizes the allocation of the total consideration for the acquisition of Robertson to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Identifiable intangible assets	$123,100
Goodwill	91,824
Inventories	27,955
Property, plant and equipment	7,038
Accounts receivable	5,000
Other assets	1,884
Total assets acquired, excluding cash	256,801

Liabilities assumed:
Accounts payable	2,971
Accrued expenses	647
Total liabilities assumed	3,618
Net assets acquired, excluding cash	$253,183

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Robertson and the value of its assembled workforce that do not qualify for separate recognition. Acquisition costs associated with the purchase of Robertson totaled $3.2 million for the three months ended January 31, 2016 and were recorded as a component of selling, general and administrative ("SG&A") expenses in the Company's Condensed Consolidated Statements of Operations. The operating results of Robertson were included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of Robertson included in the Condensed Consolidated Statements of Operations is not material.

The following table presents unaudited pro forma financial information for the three months ended January 31, 2016 as if the acquisition of Robertson had occurred as of November 1, 2014 (in thousands):

	Three months ended	Three months ended
	January 31, 2016	January 31, 2015
Net sales	$327,561	$284,206
Net income from consolidated operations	$39,479	$32,517
Net income attributable to HEICO	$34,826	$28,066
Net income per share attributable to HEICO shareholders:
Basic	$.52	$.42
Diluted	$.51	$.41

Index

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2014. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2016	October 31, 2015
Accounts receivable	$177,065	$183,631
Less: Allowance for doubtful accounts	(3,150)	(2,038)
Accounts receivable, net	$173,915	$181,593

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	January 31, 2016	October 31, 2015
Costs incurred on uncompleted contracts	$24,387	$22,645
Estimated earnings	18,247	16,116
	42,634	38,761
Less: Billings to date	(36,119)	(36,442)
	$6,515	$2,319
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$11,437	$6,263
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(4,922)	(3,944)
	$6,515	$2,319

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the three months ended January 31, 2016 and 2015.

Index

Inventories

(in thousands)	January 31, 2016	October 31, 2015
Finished products	$122,442	$119,262
Work in process	35,459	32,201
Materials, parts, assemblies and supplies	113,576	89,739
Contracts in process	3,744	4,521
Less: Billings to date	(1,727)	(2,206)
Inventories, net of valuation reserves	$273,494	$243,517

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	January 31, 2016	October 31, 2015
Land	$4,586	$5,060
Buildings and improvements	72,261	70,626
Machinery, equipment and tooling	161,601	152,022
Construction in progress	5,915	4,668
	244,363	232,376
Less: Accumulated depreciation and amortization	(131,677)	(126,706)
Property, plant and equipment, net	$112,686	$105,670

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $9.8 million and $8.1 million as of January 31, 2016 and October 31, 2015, respectively. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2016 and 2015 was $2.3 million and $1.6 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2016 and 2015 is as follows (in thousands):

	Three months ended January 31,
	2016	2015
R&D expenses	$9,007	$9,302

Index

Redeemable Noncontrolling Interests

The holders of equity interests in certain of the Company's subsidiaries have rights ("Put Rights") that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2025. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the "Redemption Amount") be at fair value or a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. Management's estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is as follows (in thousands):

	January 31, 2016	October 31, 2015
Redeemable at fair value	$76,783	$76,929
Redeemable based on a multiple of future earnings	14,353	14,353
Redeemable noncontrolling interests	$91,136	$91,282

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the three months ended January 31, 2016 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2015	($24,368)	($712)	($25,080)
Unrealized loss	(2,463)	—	(2,463)
Balances as of January 31, 2016	($26,831)	($712)	($27,543)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2016 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2015	$337,507	$429,132	$766,639
Goodwill acquired	—	98,844	98,844
Foreign currency translation adjustments	(459)	(1,372)	(1,831)
Adjustments to goodwill	249	15	264
Balances as of January 31, 2016	$337,297	$526,619	$863,916

The goodwill acquired pertains to the fiscal 2016 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. Foreign currency

Index

translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2015 acquisitions. The Company estimates that all of the goodwill acquired in fiscal 2016 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2016			As of October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$247,987	($69,182)	$178,805	$190,450	($63,461)	$126,989
Intellectual property	139,480	(25,149)	114,331	98,143	(22,912)	75,231
Licenses	4,200	(1,964)	2,236	4,200	(1,882)	2,318
Non-compete agreements	804	(804)	—	914	(914)	—
Patents	735	(444)	291	746	(447)	299
Trade names	466	(47)	419	166	(38)	128
	393,672	(97,590)	296,082	294,619	(89,654)	204,965
Non-Amortizing Assets:
Trade names	95,825	—	95,825	67,628	—	67,628
	$489,497	($97,590)	$391,907	$362,247	($89,654)	$272,593

The increase in the gross carrying amount of customer relationships, intellectual property and amortizing and non-amortizing trade names as of January 31, 2016 compared to October 31, 2015 principally relates to such intangible assets recognized in connection with fiscal 2016 acquisitions (see Note 2, Acquisitions). The weighted-average amortization period of the customer relationships, intellectual property and amortizing trade names acquired during fiscal 2016 is 15 years, 22 years and 15 years, respectively.

Amortization expense related to intangible assets for the three months ended January 31, 2016 and 2015 was $8.3 million and $6.1 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2016 is estimated to be $27.8 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $36.1 million in fiscal 2017, $34.1 million in fiscal 2018, $32.0 million in fiscal 2019, $29.4 million in fiscal 2020, $27.0 million in fiscal 2021, and $109.7 million thereafter.

Index

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2016	October 31, 2015
Borrowings under revolving credit facility	$592,650	$365,203
Capital leases	2,271	2,395
	594,921	367,598
Less: Current maturities of long-term debt	(346)	(357)
	$594,575	$367,241

As of January 31, 2016 and October 31, 2015, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.5% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2016, the Company was in compliance with all such covenants.

6.     INCOME TAXES

The Company’s effective tax rate in the first quarter of fiscal 2016 decreased to 29.0% from 29.5% in the first quarter of fiscal 2015. The decrease principally reflects the benefit from the Company's decision to not make a provision for U.S. income taxes on the undistributed earnings of a fiscal 2015 foreign acquisition with operations in lower tax rate jurisdictions. The Company's effective tax rate in both the first quarter of fiscal 2016 and 2015 reflects a similar economic benefit from a retroactive extension of the U.S. federal R&D tax credit that resulted in an additional income tax credit recognized for qualified R&D activities for the last ten months of the respective prior fiscal year.

Index

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$73,450	$—	$73,450
Money market funds	4,637	—	—	4,637
Equity securities	1,582	—	—	1,582
Mutual funds	1,552	—	—	1,552
Other	880	50	—	930
Total assets	$8,651	$73,500	$—	$82,151

Liabilities:
Contingent consideration	$—	$—	$23,141	$23,141

	As of October 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$73,238	$—	$73,238
Money market funds	3,832	—	—	3,832
Equity securities	1,845	—	—	1,845
Mutual funds	1,665	—	—	1,665
Other	946	50	—	996
Total assets	$8,288	$73,288	$—	$81,576

Liabilities:
Contingent consideration	$—	$—	$21,405	$21,405

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are

Index

classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $82.2 million as of January 31, 2016 and $81.6 million as of October 31, 2015, of which the LCP related assets were $78.1 million and $77.1 million as of January 31, 2016 and October 31, 2015, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $81.5 million as of January 31, 2016 and $80.7 million as of October 31, 2015, of which the LCP related liability was $77.4 million and $76.2 million as of January 31, 2016 and October 31, 2015, respectively.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $2.0 million in aggregate during the five year period following the acquisition. As of January 31, 2016, the estimated fair value of the contingent consideration was $1.2 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €24.4 million in aggregate, which translates to approximately $26.5 million based on the January 31, 2016 exchange rate, should the acquired entity meet certain earnings objectives during the first four years following the acquisition. As of January 31, 2016, the estimated fair value of the contingent consideration was €20.2 million, or $21.9 million, of which €6.1 million, or $6.6 million, represents the portion expected to be paid in the second quarter of fiscal 2016 based on the actual earnings of the acquired entity during the first year following the acquisition.

The estimated fair value of the contingent consideration arrangements described above are classified within Level 3 and were determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate reflecting the credit risk of a market participant. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's condensed consolidated statements of operations.

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of January 31, 2016 were as follows:

	Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(3%)	-	11%	2%	-	17%
Weighted average discount rate	3.6%			1.9%

Index

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2016 are as follows (in thousands):

Balance as of October 31, 2015	$21,405
Contingent consideration related to acquisition	1,225
Increase in accrued contingent consideration	847
Foreign currency translation adjustments	(336)
Balance as of January 31, 2016	$23,141

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$6,858
Other long-term liabilities	16,283
$23,141

The Company recorded the increase in accrued contingent consideration and foreign currency translation adjustments set forth in the table above within SG&A expenses in the Company's Condensed Consolidated Statement of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2016.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2016 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2016	2015
Numerator:
Net income attributable to HEICO	$31,271	$27,640

Denominator:
Weighted average common shares outstanding - basic	66,875	66,595
Effect of dilutive stock options	1,065	1,074
Weighted average common shares outstanding - diluted	67,940	67,669

Net income per share attributable to HEICO shareholders:
Basic	$.47	$.42
Diluted	$.46	$.41

Anti-dilutive stock options excluded	715	305

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2016 and 2015, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2016:
Net sales	$204,576	$104,152	($2,501)	$306,227
Depreciation	2,950	1,852	56	4,858
Amortization	4,128	4,770	165	9,063
Operating income	35,480	22,269	(5,128)	52,621
Capital expenditures	3,705	1,683	302	5,690

Three months ended January 31, 2015:
Net sales	$182,057	$89,221	($3,093)	$268,185
Depreciation	2,253	1,701	35	3,989
Amortization	2,559	4,191	165	6,915
Operating income	30,703	19,418	(3,715)	46,406
Capital expenditures	2,614	1,631	9	4,254

Total assets by operating segment as of January 31, 2016 and October 31, 2015 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2016	$846,999	$1,011,633	$122,868	$1,981,500
Total assets as of October 31, 2015	868,218	746,018	122,151	1,736,387

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2016, the Company has arranged for standby letters of credit aggregating $2.6 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company used by the Company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Index

Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2016 and 2015, respectively, are as follows (in thousands):

	Three months ended January 31,
	2016	2015
Balances as of beginning of fiscal year	$3,203	$4,079
Accruals for warranties	301	238
Warranty claims settled	(534)	(533)
Balances as of January 31	$2,970	$3,784

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2015. There have been no material changes to our critical accounting policies during the three months ended January 31, 2016.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the three months ended January 31, 2016 have been affected by the fiscal 2015 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2015 and the fiscal 2016 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2016	2015
Net sales	$306,227	$268,185
Cost of sales	194,031	174,388
Selling, general and administrative expenses	59,575	47,391
Total operating costs and expenses	253,606	221,779
Operating income	$52,621	$46,406

Net sales by segment:
Flight Support Group	$204,576	$182,057
Electronic Technologies Group	104,152	89,221
Intersegment sales	(2,501)	(3,093)
	$306,227	$268,185

Operating income by segment:
Flight Support Group	$35,480	$30,703
Electronic Technologies Group	22,269	19,418
Other, primarily corporate	(5,128)	(3,715)
	$52,621	$46,406

Net sales	100.0%	100.0%
Gross profit	36.6%	35.0%
Selling, general and administrative expenses	19.5%	17.7%
Operating income	17.2%	17.3%
Interest expense	(.5%)	(.4%)
Other (expense) income	(.1%)	.1%
Income tax expense	4.8%	5.0%
Net income attributable to noncontrolling interests	1.5%	1.7%
Net income attributable to HEICO	10.2%	10.3%

Index

Comparison of First Quarter of Fiscal 2016 to First Quarter of Fiscal 2015

Net Sales

Our consolidated net sales in the first quarter of fiscal 2016 increased by 14% to $306.2 million, up from net sales of $268.2 million in the first quarter of fiscal 2015. The increase in consolidated net sales principally reflects an increase of $22.5 million (a 12% increase) to $204.6 million in net sales within the FSG as well as an increase of $14.9 million (a 17% increase) to $104.2 million in net sales within the ETG. The net sales increase in the FSG reflects net sales of $20.3 million contributed by our fiscal 2015 acquisitions as well as additional aggregate net sales of $7.4 million from our specialty products and aftermarket replacement parts product lines reflecting increased demand and new product offerings. These increases were partially offset by $5.1 million of lower net sales from our repair and overhaul services product line. Our repair and overhaul services product line was adversely impacted by the mix of products repaired during the first quarter of fiscal 2016, which required less extensive repair and overhaul services, in addition to softer demand from our South American market. The FSG experienced organic growth of 1% in the first quarter of fiscal 2016. Excluding the net sales decrease in our repair and overhaul services product line, the FSG experienced organic revenue growth of 6% in the first quarter of fiscal 2016. The net sales increase in the ETG reflects net sales of $11.7 million contributed by our fiscal 2016 and 2015 acquisitions as well as organic growth of 4%. The ETG's organic growth is mainly attributed to an aggregate net sales increase of $4.2 million from certain space and defense products, partially offset by a $1.3 million net sales decrease from lower demand for certain aerospace products. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first quarter of fiscal 2016.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 36.6% in the first quarter of fiscal 2016, up from 35.0% in the first quarter of fiscal 2015, principally reflecting an increase of 2.6% and .9% in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG's gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain of our space and defense products. The increase in the FSG's gross profit margin is principally attributed to improved gross profit margins within our specialty products and aftermarket replacement parts product lines mainly reflecting the previously mentioned increased net sales and a more favorable product mix. Additionally, the increase in the FSG's gross profit margin was partially offset by the previously mentioned decrease in net sales and a less favorable product mix within our repair and overhaul services product line. Total new product research and development expenses included within our consolidated cost of sales were $9.0 million in the first quarter of fiscal 2016 compared to $9.3 million in the first quarter of fiscal 2015.

Our consolidated selling, general and administrative (“SG&A”) expenses were $59.6 million and $47.4 million in the first quarter of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses principally reflects $9.3 million attributable to the fiscal 2016 and 2015 acquisitions, inclusive of $3.2 million of acquisition costs associated with a fiscal 2016 acquisition, and $2.2 million of higher performance-based compensation expense.

Index

Our consolidated SG&A expenses as a percentage of net sales were 19.5% and 17.7% in the first quarter of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.0% impact from the aforementioned acquisition costs and a .6% and .3% impact from increases in performance-based compensation expense and amortization expense of intangible assets recognized in connection with the fiscal 2016 and 2015 acquired businesses, respectively.

Operating Income

Our consolidated operating income in the first quarter of fiscal 2016 increased by 13% to $52.6 million, up from $46.4 million in the first quarter of fiscal 2015. As a percentage of net sales, our consolidated operating income was 17.2% and 17.3% in the first quarter of fiscal 2016 and 2015, respectively. The increase in consolidated operating income principally reflects a $4.8 million increase (a 16% increase) to $35.5 million in operating income of the FSG as well as a $2.9 million increase (a 15% increase) to $22.3 million in operating income of the ETG. The increase in operating income of the FSG is mainly attributed to the previously mentioned net sales growth and improved gross profit margin, partially offset by an aggregate $2.6 million impact from an increase in amortization expense of intangible assets principally recognized in connection with the fiscal 2015 acquired businesses and higher performance-based compensation expense. The increase in operating income of the ETG is mainly attributed to the previously mentioned net sales growth and improved gross profit margin, partially offset by an aggregate $3.7 million impact from the previously mentioned acquisition costs and an increase in amortization expense of intangible assets principally recognized in connection with the fiscal 2016 and 2015 acquired businesses.

Interest Expense

Interest expense increased to $1.6 million in the first quarter of fiscal 2016, up from $1.1 million in the first quarter of fiscal 2015. The increase was principally due to a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2015 and 2016 acquisitions.

Other (Expense) Income

Other (expense) income in the first quarter of fiscal 2016 and 2015 was not material.

Income Tax Expense

Our effective tax rate in the first quarter of fiscal 2016 decreased to 29.0% from 29.5% in the first quarter of fiscal 2015. The decrease principally reflects the benefit from our decision to not make a provision for U.S. income taxes on the undistributed earnings of a fiscal 2015 foreign acquisition with operations in lower tax rate jurisdictions. Our effective tax rate in both the first quarter of fiscal 2016 and 2015 reflects a similar economic benefit from a retroactive extension of the U.S. federal R&D tax credit that resulted in an additional income tax credit recognized for qualified R&D activities for the last ten months of the respective prior fiscal year.

Index

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $4.7 million in the first quarter of fiscal 2016 compared to $4.5 million in the first quarter of fiscal 2015.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $31.3 million, or $.46 per diluted share, in the first quarter of fiscal 2016 from $27.6 million, or $.41 per diluted share, in the first quarter of fiscal 2015 principally reflecting the previously mentioned increased net sales and operating income.

Outlook

As we look ahead to the remainder of fiscal 2016, we anticipate overall moderate organic growth within the FSG resulting from increased demand across all product lines. Additionally, we currently expect overall moderate organic growth within the ETG resulting from increased net sales for the majority of our products. During the remainder of fiscal 2016, we plan to continue our focus on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on our current economic visibility, we are increasing our estimated consolidated fiscal 2016 year-over-year growth in net sales to 14% - 16% and net income to 10% - 13%, up from prior growth estimates in both net sales and net income of 8% - 10%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2016 are anticipated to approximate $32 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2016, we were in compliance with all such covenants. As of January 31, 2016, our net debt to shareholders’ equity ratio was 61.3%, with net debt (total debt less cash and cash equivalents) of $565.0 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Index

Operating Activities

Net cash provided by operating activities was $45.2 million in the first quarter of fiscal 2016 and consisted primarily of net income from consolidated operations of $35.9 million, depreciation and amortization expense of $13.9 million (a non-cash item), and a deferred income tax provision of $2.3 million (a non-cash item), partially offset by an increase in working capital (current assets minus current liabilities) of $9.6 million. Net cash provided by operating activities increased by $15.7 million in the first quarter of fiscal 2016 from $29.5 million in the first quarter of fiscal 2015. The increase in net cash provided by operating activities in the first quarter of fiscal 2016 is principally attributed to a net $6.4 million decrease in working capital principally reflecting a decrease in accounts receivable resulting from the collection of previously reported strong net sales late in the fourth quarter of fiscal 2015 as well as a $3.8 million increase in net income from consolidated operations and a $3.0 million increase in depreciation and amortization expense (a non-cash item).

Investing Activities

Net cash used in investing activities totaled $269.5 million in the first quarter of fiscal 2016 and related primarily to acquisitions of $264.3 million as well as capital expenditures of $5.7 million. Further details regarding our fiscal 2016 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first quarter of fiscal 2016 totaled $220.8 million. During the first quarter of fiscal 2016, we borrowed $260.0 million on our revolving credit facility principally to fund an acquisition. Additionally, we made payments on our revolving credit facility aggregating $32.0 million, paid $5.4 million in cash dividends on our common stock and made distributions to noncontrolling interests aggregating $2.7 million in the first quarter of fiscal 2016.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2015.

Off-Balance Sheet Arrangements

Guarantees

As of January 31, 2016, we have arranged for standby letters of credit aggregating $2.6 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company we use for

Index

potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating which transition method we will elect and the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis," which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Additionally, this guidance eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2015, or in fiscal 2017 for HEICO. Early adoption is permitted. ASU 2015-02 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2015-02 recognized at the date of initial application. We are currently evaluating which transition method we will elect and the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020 for HEICO. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. We are currently evaluating the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include: lower demand for commercial air travel or airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth; product development or manufacturing difficulties, which could increase our product development costs and delay sales; and our ability to make acquisitions and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and

Index

income tax rates; economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and defense budget cuts, which could reduce our defense-related revenue. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.
On January 11, 2016, the Company acquired all of the limited liability company interests of Robertson Fuel Systems, LLC ("Robertson"). See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for additional information. The Company is in the process of integrating Robertson into its overall internal control over financial reporting process.

Index

PART II. OTHER INFORMATION
Item 6.    EXHIBITS

Exhibit	Description
2.1#	Interest Purchase Agreement by and among ASP-Robertson LLC, Robertson Fuel Systems, L.L.C., and HEICO Electronic Technologies Corp., dated as of December 18, 2015. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

#
Schedules and similar attachments to the Interest Purchase Agreement by and among ASP-Robertson LLC, Robertson Fuel Systems, L.L.C., and HEICO Electronic Technologies Corp., dated as of December 18, 2015, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission upon request.

*	Filed herewith.
**    Furnished herewith.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	February 29, 2016	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

2.1	Interest Purchase Agreement by and among ASP-Robertson LLC, Robertson Fuel Systems, L.L.C., and HEICO Electronic Technologies Corp., dated as of December 18, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.