Form 10-Q
period 2016-04-30
HEICO CORP
filed 2016-05-27
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 26, 2016 is as follows:

Common Stock, $.01 par value	26,955,392	shares
Class A Common Stock, $.01 par value	40,105,660	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$36,789	$33,603
Accounts receivable, net	179,207	181,593
Inventories, net	282,140	243,517
Prepaid expenses and other current assets	12,030	9,369
Deferred income taxes	35,832	35,530
Total current assets	545,998	503,612

Property, plant and equipment, net	117,663	105,670
Goodwill	868,569	766,639
Intangible assets, net	386,651	272,593
Deferred income taxes	680	847
Other assets	97,551	87,026
Total assets	$2,017,112	$1,736,387

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$355	$357
Trade accounts payable	63,193	64,682
Accrued expenses and other current liabilities	89,759	100,155
Income taxes payable	8,521	3,193
Total current liabilities	161,828	168,387

Long-term debt, net of current maturities	562,575	367,241
Deferred income taxes	109,778	110,588
Other long-term liabilities	116,110	105,618
Total liabilities	950,291	751,834

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	88,380	91,282

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,955 and 26,906 shares issued and outstanding	270	269
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 40,079 and 39,967 shares issued and outstanding	401	400
Capital in excess of par value	296,689	286,220
Deferred compensation obligation	1,635	1,783
HEICO stock held by irrevocable trust	(1,635)	(1,783)
Accumulated other comprehensive loss	(19,086)	(25,080)
Retained earnings	613,072	548,054
Total HEICO shareholders’ equity	891,346	809,863
Noncontrolling interests	87,095	83,408
Total shareholders’ equity	978,441	893,271
Total liabilities and equity	$2,017,112	$1,736,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015

Net sales	$656,875	$559,606	$350,648	$291,421

Operating costs and expenses:
Cost of sales	410,650	360,315	216,619	185,927
Selling, general and administrative expenses	126,810	97,097	67,235	49,706

Total operating costs and expenses	537,460	457,412	283,854	235,633

Operating income	119,415	102,194	66,794	55,788

Interest expense	(3,900)	(2,258)	(2,333)	(1,146)
Other income	138	559	568	362

Income before income taxes and noncontrolling interests	115,653	100,495	65,029	55,004

Income tax expense	36,000	29,900	21,300	16,500

Net income from consolidated operations	79,653	70,595	43,729	38,504

Less: Net income attributable to noncontrolling interests	9,725	9,850	5,072	5,399

Net income attributable to HEICO	$69,928	$60,745	$38,657	$33,105

Net income per share attributable to HEICO shareholders:
Basic	$1.05	$.91	$.58	$.50
Diluted	$1.03	$.90	$.57	$.49

Weighted average number of common shares outstanding:
Basic	66,899	66,653	66,923	66,711
Diluted	67,984	67,735	68,028	67,801

Cash dividends per share	$.08	$.07	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015

Net income from consolidated operations	$79,653	$70,595	$43,729	$38,504
Other comprehensive income (loss):
Foreign currency translation adjustments	6,548	(11,735)	9,215	3
Total other comprehensive income (loss)	6,548	(11,735)	9,215	3
Comprehensive income from consolidated operations	86,201	58,860	52,944	38,507
Less: Net income attributable to noncontrolling interests	9,725	9,850	5,072	5,399
Less: Foreign currency translation adjustments attributable to noncontrolling interests	554	(810)	758	(353)
Comprehensive income attributable to noncontrolling interests	10,279	9,040	5,830	5,046
Comprehensive income attributable to HEICO	$75,922	$49,820	$47,114	$33,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271
Comprehensive income	5,221	—	—	—	—	—	5,994	69,928	5,058	80,980
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(5,350)	—	(5,350)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	4,846	—	—	—	—	—	4,848
Share-based compensation expense	—	—	—	3,286	—	—	—	—	—	3,286
Proceeds from stock option exercises	—	—	—	1,471	—	—	—	—	—	1,471
Tax benefit from stock option exercises	—	—	—	870	—	—	—	—	—	870
Distributions to noncontrolling interests	(4,086)	—	—	—	—	—	—	—	(1,421)	(1,421)
Acquisitions of noncontrolling interests	(3,599)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(438)	—	—	—	—	—	—	438	—	438
Deferred compensation obligation	—	—	—	—	(148)	148	—	—	—	—
Other	—	—	—	(4)	—	—	—	2	50	48
Balances as of April 30, 2016	$88,380	$270	$401	$296,689	$1,635	($1,635)	($19,086)	$613,072	$87,095	$978,441

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619
Comprehensive income (loss)	2,288	—	—	—	—	—	(10,925)	60,745	6,752	56,572
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(4,666)	—	(4,666)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	4,127	—	—	—	—	—	4,128
Share-based compensation expense	—	—	—	2,778	—	—	—	—	—	2,778
Proceeds from stock option exercises	—	—	2	2,952	—	—	—	—	—	2,954
Tax benefit from stock option exercises	—	—	—	1,405	—	—	—	—	—	1,405
Noncontrolling interests assumed related to acquisitions	17,007	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(2,651)	—	—	—	—	—	—	—	(2,082)	(2,082)
Adjustments to redemption amount of redeemable noncontrolling interests	7,304	—	—	—	—	—	—	(7,304)	—	(7,304)
Deferred compensation obligation	—	—	—	—	158	(158)	—	—	—	—
Other	—	—	—	(5)	—	—	—	2	—	(3)
Balances as of April 30, 2015	$63,914	$269	$399	$280,608	$1,296	($1,296)	($19,214)	$486,534	$79,805	$828,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2016	2015
Operating Activities:
Net income from consolidated operations	$79,653	$70,595
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	29,183	23,141
Share-based compensation expense	3,286	2,778
Employer contributions to HEICO Savings and Investment Plan	3,266	2,596
Foreign currency transaction adjustments, net	2,186	(2,247)
Increase (decrease) in accrued contingent consideration	1,679	(1,058)
Deferred income tax benefit	(1,168)	(1,851)
Tax benefit from stock option exercises	870	1,405
Excess tax benefit from stock option exercises	(870)	(1,405)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	7,875	2,039
Increase in inventories	(9,855)	(4,962)
Increase in prepaid expenses and other current assets	(2,616)	(5,622)
Decrease in trade accounts payable	(4,860)	(3,699)
Decrease in accrued expenses and other current liabilities	(10,224)	(16,300)
Increase in income taxes payable	5,489	173
Other long-term assets and liabilities, net	(1,189)	(778)
Net cash provided by operating activities	102,705	64,805

Investing Activities:
Acquisitions, net of cash acquired	(263,811)	(49,482)
Capital expenditures	(15,546)	(9,460)
Other	(3,241)	86
Net cash used in investing activities	(282,598)	(58,856)

Financing Activities:
Borrowings on revolving credit facility	260,000	61,696
Payments on revolving credit facility	(66,000)	(61,000)
Distributions to noncontrolling interests	(5,507)	(4,733)
Cash dividends paid	(5,350)	(4,666)
Acquisitions of noncontrolling interests	(3,599)	—
Proceeds from stock option exercises	1,471	2,954
Excess tax benefit from stock option exercises	870	1,405
Other	(181)	(206)
Net cash provided by (used in) financing activities	181,704	(4,550)

Effect of exchange rate changes on cash	1,375	(949)

Net increase in cash and cash equivalents	3,186	450
Cash and cash equivalents at beginning of year	33,603	20,229
Cash and cash equivalents at end of period	$36,789	$20,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015. The October 31, 2015 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating which transition method it will elect and the

Index

effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Additionally, this guidance eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2015, or in fiscal 2017 for HEICO. Early adoption is permitted. ASU 2015-02 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2015-02 recognized at the date of initial application. The Company is currently evaluating which transition method it will elect and the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires entities to measure inventories at the lower of cost or net realizable value. Under current guidance, inventories are measured at the lower of cost or market. ASU 2015-11 must be applied prospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 may be applied either prospectively or retrospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. The Company is currently evaluating which transition method it will elect. The adoption of this guidance will only effect the presentation of deferred taxes in the Company's consolidated statement of financial position.

In February 2016, the FASB issued ASU 2016-02, "Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020 for HEICO. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

Index

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value, and the tax effects will be presented within the statement of cash flows as an operating cash flow rather than as a financing activity. ASU 2016-09 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. The recognition of the tax effects in the statement of operations, as well as related changes to the computation of diluted earnings per share are to be applied prospectively and entities may elect to apply the change in the presentation of the statement of cash flows either prospectively or retrospectively. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

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

Index

The following table summarizes the total consideration for the acquisition of Robertson (in thousands):

Cash paid	$256,293
Less: cash acquired	(3,271)
Total consideration	253,022

The following table summarizes the allocation of the total consideration for the acquisition of Robertson to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Identifiable intangible assets	$123,100
Goodwill	91,705
Inventories	27,955
Property, plant and equipment	7,200
Accounts receivable	5,000
Other assets	1,883
Total assets acquired, excluding cash	256,843

Liabilities assumed:
Accounts payable	3,174
Accrued expenses	647
Total liabilities assumed	3,821
Net assets acquired, excluding cash	$253,022

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Robertson and the value of its assembled workforce that do not qualify for separate recognition. Acquisition costs associated with the purchase of Robertson totaled $3.1 million for the six months ended April 30, 2016 and were recorded as a component of selling, general and administrative ("SG&A") expenses in the Company's Condensed Consolidated Statements of Operations. The operating results of Robertson were included in the Company’s results of operations from the effective acquisition date. The Company's consolidated net sales and net income attributable to HEICO for the six months ended April 30, 2016, includes approximately $29.5 million and $3.8 million, respectively, from the acquisition of Robertson, exclusive of the aforementioned acquisition costs. The Company's consolidated net sales and net income attributable to HEICO for the three months ended April 30, 2016, includes approximately $23.3 million and $3.1 million, respectively, from the acquisition of Robertson.

Index

The following table presents unaudited pro forma financial information for the six and three months ended April 30, 2016 and April 30, 2015 as if the acquisition of Robertson had occurred as of November 1, 2014 (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Net sales	$678,209	$596,037	$350,648	$311,831
Net income from consolidated operations	$85,618	$71,210	$44,181	$40,658
Net income attributable to HEICO	$75,893	$61,360	$39,109	$35,259
Net income per share attributable to HEICO shareholders:
Basic	$1.13	$.92	$.58	$.53
Diluted	$1.12	$.91	$.57	$.52

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2014. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition, the reclassification of acquisition costs associated with the purchase of Robertson from fiscal 2016 to fiscal 2015, and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2016	October 31, 2015
Accounts receivable	$182,499	$183,631
Less: Allowance for doubtful accounts	(3,292)	(2,038)
Accounts receivable, net	$179,207	$181,593

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	April 30, 2016	October 31, 2015
Costs incurred on uncompleted contracts	$31,256	$22,645
Estimated earnings	21,423	16,116
	52,679	38,761
Less: Billings to date	(44,993)	(36,442)
	$7,686	$2,319
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$11,081	$6,263
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(3,395)	(3,944)
	$7,686	$2,319

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the six and three months ended April 30, 2016 and 2015.

Inventories

(in thousands)	April 30, 2016	October 31, 2015
Finished products	$126,332	$119,262
Work in process	37,942	32,201
Materials, parts, assemblies and supplies	114,730	89,739
Contracts in process	4,214	4,521
Less: Billings to date	(1,078)	(2,206)
Inventories, net of valuation reserves	$282,140	$243,517

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

(in thousands)	April 30, 2016	October 31, 2015
Land	$5,103	$5,060
Buildings and improvements	75,820	70,626
Machinery, equipment and tooling	165,211	152,022
Construction in progress	8,797	4,668
	254,931	232,376
Less: Accumulated depreciation and amortization	(137,268)	(126,706)
Property, plant and equipment, net	$117,663	$105,670

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $8.3 million and $8.1 million as of April 30, 2016 and October 31, 2015, respectively. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2016 and 2015 was $5.2 million and $2.9 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2016 and 2015 was $2.9 million and $1.3 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2016 and 2015 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
R&D expenses	$19,992	$19,439	$10,985	$10,137

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

	April 30, 2016	October 31, 2015
Redeemable at fair value	$74,027	$76,929
Redeemable based on a multiple of future earnings	14,353	14,353
Redeemable noncontrolling interests	$88,380	$91,282

During the second quarter of fiscal 2016, the holders of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2011 exercised their option to cause the Company to purchase their interest over a two-year period ending in fiscal 2017.  Accordingly, the Company’s ownership interest in the subsidiary increased to 90.05% effective March 2016. The purchase price of the redeemable noncontrolling interest acquired was paid using cash provided by operating activities.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2016 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2015	($24,368)	($712)	($25,080)
Unrealized gain	5,994	—	5,994
Balances as of April 30, 2016	($18,374)	($712)	($19,086)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2016 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2015	$337,507	$429,132	$766,639
Goodwill acquired	—	98,641	98,641
Foreign currency translation adjustments	983	1,991	2,974
Adjustments to goodwill	287	28	315
Balances as of April 30, 2016	$338,777	$529,792	$868,569

The goodwill acquired pertains to the fiscal 2016 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2015 acquisitions. The Company estimates that all of the goodwill acquired in fiscal 2016 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2016			As of October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$249,279	($76,175)	$173,104	$190,450	($63,461)	$126,989
Intellectual property	140,426	(28,138)	112,288	98,143	(22,912)	75,231
Licenses	6,200	(2,045)	4,155	4,200	(1,882)	2,318
Non-compete agreements	820	(820)	—	914	(914)	—
Patents	768	(466)	302	746	(447)	299
Trade names	466	(57)	409	166	(38)	128
	397,959	(107,701)	290,258	294,619	(89,654)	204,965
Non-Amortizing Assets:
Trade names	96,393	—	96,393	67,628	—	67,628
	$494,352	($107,701)	$386,651	$362,247	($89,654)	$272,593

The increase in the gross carrying amount of customer relationships, intellectual property and amortizing and non-amortizing trade names as of April 30, 2016 compared to October 31, 2015 principally relates to such intangible assets recognized in connection with the fiscal 2016 acquisitions (see Note 2, Acquisitions). The weighted-average amortization period of the

Index

customer relationships, intellectual property and amortizing trade names acquired during fiscal 2016 is 15 years, 22 years and 15 years, respectively.

Amortization expense related to intangible assets for the six months ended April 30, 2016 and 2015 was $17.6 million and $13.1 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2016 and 2015 was $9.3 million and $7.0 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2016 is estimated to be $18.7 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $36.6 million in fiscal 2017, $34.6 million in fiscal 2018, $32.4 million in fiscal 2019, $29.8 million in fiscal 2020, $27.3 million in fiscal 2021, and $110.9 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30, 2016	October 31, 2015
Borrowings under revolving credit facility	$560,621	$365,203
Capital leases	2,309	2,395
	562,930	367,598
Less: Current maturities of long-term debt	(355)	(357)
	$562,575	$367,241

As of April 30, 2016 and October 31, 2015, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.6% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2016, the Company was in compliance with all such covenants.

6.     INCOME TAXES

The Company’s effective tax rate in the first six months of fiscal 2016 increased to 31.1% from 29.8% in the first six months of fiscal 2015. The increase principally reflects the benefit from a prior year tax return amendment recognized in the first six months of fiscal 2015 for additional foreign tax credits related to R&D activities at one of the Company's foreign subsidiaries. In addition, the effective tax rate in the first six months of fiscal 2015 reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan.

The Company’s effective tax rate in the second quarter of fiscal 2016 increased to 32.8% from 30.0% in the second quarter of fiscal 2015. The increase principally reflects the aforementioned benefit of additional foreign tax credits related to a prior year tax return amendment recognized in the second quarter of fiscal 2015 as well as higher net income

Index

attributable to noncontrolling interests in subsidiaries structured as partnerships in the second quarter of fiscal 2015.

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$84,595	$—	$84,595
Money market funds	139	—	—	139
Equity securities	1,812	—	—	1,812
Mutual funds	1,685	—	—	1,685
Other	952	50	—	1,002
Total assets	$4,588	$84,645	$—	$89,233

Liabilities:
Contingent consideration	$—	$—	$25,219	$25,219

	As of October 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$73,238	$—	$73,238
Money market funds	3,832	—	—	3,832
Equity securities	1,845	—	—	1,845
Mutual funds	1,665	—	—	1,665
Other	946	50	—	996
Total assets	$8,288	$73,288	$—	$81,576

Liabilities:
Contingent consideration	$—	$—	$21,405	$21,405

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in

Index

mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $89.2 million as of April 30, 2016 and $81.6 million as of October 31, 2015, of which the LCP related assets were $84.7 million and $77.1 million as of April 30, 2016 and October 31, 2015, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $88.6 million as of April 30, 2016 and $80.7 million as of October 31, 2015, of which the LCP related liability was $84.1 million and $76.2 million as of April 30, 2016 and October 31, 2015, respectively.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $2.0 million in aggregate during the five year period following the acquisition. As of April 30, 2016, the estimated fair value of the contingent consideration was $1.2 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €24.4 million in aggregate, which translates to approximately $28.0 million based on the April 30, 2016 exchange rate, should the acquired entity meet certain earnings objectives during the first four years following the acquisition. As of April 30, 2016, the estimated fair value of the contingent consideration was €21.0 million, or $24.0 million, of which €6.1 million, or $7.0 million, represents the portion paid in May 2016 based on the actual earnings of the acquired entity during the first year following the acquisition.

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

Index

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of April 30, 2016 were as follows:

	Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(3%)	-	11%	2%	-	17%
Weighted average discount rate	3.7%			1.7%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2016 are as follows (in thousands):

Balance as of October 31, 2015	$21,405
Increase in accrued contingent consideration	1,679
Contingent consideration related to acquisition	1,225
Foreign currency transaction adjustments	910
Balance as of April 30, 2016	$25,219

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$7,236
Other long-term liabilities	17,983
$25,219

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within SG&A expenses in the Company's Condensed Consolidated Statement of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2016.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2016 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to HEICO	$69,928	$60,745	$38,657	$33,105

Denominator:
Weighted average common shares outstanding - basic	66,899	66,653	66,923	66,711
Effect of dilutive stock options	1,085	1,082	1,105	1,090
Weighted average common shares outstanding - diluted	67,984	67,735	68,028	67,801

Net income per share attributable to HEICO shareholders:
Basic	$1.05	$.91	$.58	$.50
Diluted	$1.03	$.90	$.57	$.49

Anti-dilutive stock options excluded	726	305	737	305

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2016 and 2015, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2016:
Net sales	$424,866	$236,718	($4,709)	$656,875
Depreciation	5,924	3,976	112	10,012
Amortization	8,245	10,595	331	19,171
Operating income	76,788	55,671	(13,044)	119,415
Capital expenditures	8,415	6,741	390	15,546

Six months ended April 30, 2015:
Net sales	$384,832	$180,216	($5,442)	$559,606
Depreciation	5,093	3,348	71	8,512
Amortization	6,068	8,230	331	14,629
Operating income	68,248	41,624	(7,678)	102,194
Capital expenditures	6,477	2,857	126	9,460

Three months ended April 30, 2016:
Net sales	$220,290	$132,566	($2,208)	$350,648
Depreciation	2,974	2,124	56	5,154
Amortization	4,117	5,825	166	10,108
Operating income	41,308	33,402	(7,916)	66,794
Capital expenditures	4,710	5,058	88	9,856

Three months ended April 30, 2015:
Net sales	$202,775	$90,995	($2,349)	$291,421
Depreciation	2,840	1,647	36	4,523
Amortization	3,509	4,039	166	7,714
Operating income	37,545	22,206	(3,963)	55,788
Capital expenditures	3,863	1,226	117	5,206

Index

Total assets by operating segment as of April 30, 2016 and October 31, 2015 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2016	$857,575	$1,020,623	$138,914	$2,017,112
Total assets as of October 31, 2015	868,218	746,018	122,151	1,736,387

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 30, 2016, the Company has arranged for standby letters of credit aggregating $2.6 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company used by the Company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the six months ended April 30, 2016 and 2015, respectively, are as follows (in thousands):

	Six months ended April 30,
	2016	2015
Balances as of beginning of fiscal year	$3,203	$4,079
Accruals for warranties	1,068	436
Acquired warranty liabilities	—	35
Warranty claims settled	(1,150)	(1,078)
Balances as of April 30	$3,121	$3,472

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2015. There have been no material changes to our critical accounting policies during the six months ended April 30, 2016.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2016 have been affected by the fiscal 2015 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2015 and the fiscal 2016 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Net sales	$656,875	$559,606	$350,648	$291,421
Cost of sales	410,650	360,315	216,619	185,927
Selling, general and administrative expenses	126,810	97,097	67,235	49,706
Total operating costs and expenses	537,460	457,412	283,854	235,633
Operating income	$119,415	$102,194	$66,794	$55,788

Net sales by segment:
Flight Support Group	$424,866	$384,832	$220,290	$202,775
Electronic Technologies Group	236,718	180,216	132,566	90,995
Intersegment sales	(4,709)	(5,442)	(2,208)	(2,349)
	$656,875	$559,606	$350,648	$291,421

Operating income by segment:
Flight Support Group	$76,788	$68,248	$41,308	$37,545
Electronic Technologies Group	55,671	41,624	33,402	22,206
Other, primarily corporate	(13,044)	(7,678)	(7,916)	(3,963)
	$119,415	$102,194	$66,794	$55,788

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.5%	35.6%	38.2%	36.2%
Selling, general and administrative expenses	19.3%	17.4%	19.2%	17.1%
Operating income	18.2%	18.3%	19.0%	19.1%
Interest expense	.6%	.4%	.7%	.4%
Other income	—%	.1%	.2%	.1%
Income tax expense	5.5%	5.3%	6.1%	5.7%
Net income attributable to noncontrolling interests	1.5%	1.8%	1.4%	1.9%
Net income attributable to HEICO	10.6%	10.9%	11.0%	11.4%

Index

Comparison of First Six Months of Fiscal 2016 to First Six Months of Fiscal 2015

Net Sales

Our consolidated net sales in the first six months of fiscal 2016 increased by 17% to $656.9 million, up from net sales of $559.6 million in the first six months of fiscal 2015. The increase in consolidated net sales principally reflects an increase of $56.5 million (a 31% increase) to $236.7 million in net sales within the ETG as well as an increase of $40.0 million (a 10% increase) to $424.9 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $41.9 million contributed by our fiscal 2016 and 2015 acquisitions as well as organic growth of 8%. The ETG's organic growth is mainly attributed to an aggregate net sales increase of $16.6 million from certain defense, space and medical products, partially offset by an aggregate $2.6 million net sales decrease from lower demand for certain aerospace and telecommunications products. The net sales increase in the FSG reflects net sales of $30.2 million contributed by our fiscal 2015 acquisitions as well as organic growth of 3%. The FSG's organic growth is principally attributed to increased demand and new product offerings within our aftermarket replacement parts and specialty products lines, resulting in net sales increases of $9.1 million and $7.8 million, respectively. These increases were partially offset by $7.1 million of lower net sales from our repair and overhaul parts and services product line. Our repair and overhaul parts and services product line was adversely impacted by the mix of products repaired during the first six months of fiscal 2016, which required less extensive repair and overhaul services, in addition to softer demand from our South American market. The FSG experienced organic revenue growth of 6% in the first six months of fiscal 2016, excluding our repair and overhaul parts and services product line. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first six months of fiscal 2016.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 37.5% in the first six months of fiscal 2016, up from 35.6% in the first six months of fiscal 2015, principally reflecting an increase of 2.0% and 1.2% in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG's gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain of our defense and space products. The increase in the FSG's gross profit margin is principally attributed to increased net sales and a more favorable product mix within our specialty products and aftermarket replacement parts product lines, partially offset by the previously mentioned decrease in net sales within our repair and overhaul parts and services product line. Total new product research and development expenses included within our consolidated cost of sales were $20.0 million in the first six months of fiscal 2016 compared to $19.4 million in the first six months of fiscal 2015.

Our consolidated selling, general and administrative (“SG&A”) expenses were $126.8 million and $97.1 million in the first six months of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses principally reflects $14.6 million attributable to the fiscal 2016 and 2015 acquisitions, inclusive of $3.1 million of acquisition costs associated with a fiscal 2016 acquisition, $4.8 million of higher performance-based compensation expense, a $3.5

Index

million impact from foreign currency translation adjustments on borrowings denominated in Euros under our revolving credit facility and a $2.4 million impact from changes in the estimated fair value of contingent consideration associated with a prior year acquisition.

Our consolidated SG&A expenses as a percentage of net sales were 19.3% and 17.4% in the first six months of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .6% and .5% impact from the aforementioned foreign currency translation adjustments and acquisition costs, respectively, a .5% impact from higher performance-based compensation expense and a .4% impact from the previously mentioned changes in the estimated fair value of contingent consideration associated with a prior year acquisition.

Operating Income

Our consolidated operating income in the first six months of fiscal 2016 increased by 17% to $119.4 million, up from $102.2 million in the first six months of fiscal 2015. As a percentage of net sales, our consolidated operating income was 18.2% and 18.3% in the first six months of fiscal 2016 and 2015, respectively. The increase in consolidated operating income is primarily attributed to a $14.0 million increase (a 34% increase) to $55.7 million in operating income of the ETG as well as an $8.5 million increase (a 13% increase) to $76.8 million in operating income of the FSG, partially offset by a $5.4 million increase in corporate expenses principally reflecting the previously mentioned foreign currency translation adjustments and higher performance-based compensation expense. The increase in operating income of the ETG is mainly attributed to the previously mentioned net sales growth and improved gross profit margin, partially offset by the previously mentioned acquisition costs and an aggregate $4.5 million increase in amortization expense of intangible assets and higher performance-based compensation expense. The increase in operating income of the FSG is mainly attributed to the previously mentioned net sales growth and improved gross profit margin, partially offset by the previously mentioned changes in the estimated fair value of contingent consideration associated with a prior year acquisition and an aggregate $4.1 million impact from an increase in amortization expense of intangible assets and higher performance-based compensation expense.

Interest Expense

Interest expense increased to $3.9 million in the first six months of fiscal 2016 from $2.3 million in the first six months of fiscal 2015. The increase was due to a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2015 and 2016 acquisitions as well as higher interest rates.

Other Income

Other income in the first six months of fiscal 2016 and 2015 was not material.

Index

Income Tax Expense

Our effective tax rate in the first six months of fiscal 2016 increased to 31.1% from 29.8% in the first six months of fiscal 2015. The increase principally reflects the benefit from a prior year tax return amendment recognized in the first six months of fiscal 2015 for additional foreign tax credits related to R&D activities at one of our foreign subsidiaries. In addition, the effective tax rate in the first six months of fiscal 2015 reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $9.7 million in the first six months of fiscal 2016 compared to $9.9 million in the first six months of fiscal 2015.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $69.9 million, or $1.03 per diluted share, in the first six months of fiscal 2016 from $60.7 million, or $.90 per diluted share, in the first six months of fiscal 2015 principally reflecting the previously mentioned increased net sales and operating income.

Comparison of Second Quarter of Fiscal 2016 to Second Quarter of Fiscal 2015

Net Sales

Our consolidated net sales in the second quarter of fiscal 2016 increased by 20% to a record $350.6 million, as compared to net sales of $291.4 million in the second quarter of fiscal 2015. The increase in consolidated net sales principally reflects an increase of $41.6 million (a 46% increase) to a record $132.6 million in net sales within the ETG as well as an increase of $17.5 million (a 9% increase) to a record $220.3 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $30.2 million contributed by our fiscal 2016 and 2015 acquisitions as well as organic growth of 12%. The ETG's organic growth is mainly attributed to an aggregate net sales increase of $10.9 million from certain defense and space products. The net sales increase in the FSG reflects net sales of $9.9 million contributed by our fiscal 2015 acquisitions as well as organic growth of 4%. The FSG's organic growth is principally attributed to increased demand and new product offerings within our aftermarket replacement parts and specialty products lines, resulting in net sales increases of $6.0 million and $3.6 million, respectively. These increases were partially offset by $2.0 million of lower net sales from our repair and overhaul parts and services product line, mainly resulting from softer demand from our South American market. The FSG experienced organic revenue growth of 7% in the second quarter of fiscal 2016, excluding our repair and overhaul parts and services product

Index

line. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the second quarter of fiscal 2016.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 38.2% in the second quarter of fiscal 2016 as compared to 36.2% in the second quarter of fiscal 2015, principally reflecting an increase of 1.5% and 1.4% in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG's gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain of our defense and space products. The increase in the FSG's gross profit margin is principally attributed to a more favorable product mix and increased net sales within our aftermarket replacement parts product line partially offset by a decrease in net sales within our repair and overhaul parts and services product line. Total new product research and development expenses included within our consolidated cost of sales were $11.0 million in the second quarter of fiscal 2016 compared to $10.1 million in the second quarter of fiscal 2015.

Our consolidated SG&A expenses were $67.2 million and $49.7 million in the second quarter of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses principally reflects $5.8 million attributable to the fiscal 2016 and 2015 acquisitions, $2.7 million attributable to foreign currency translation adjustments on borrowings denominated in Euros under our revolving credit facility, $2.6 million of higher performance-based compensation expense and $1.6 million attributable to changes in the estimated fair value of accrued contingent consideration associated with a prior year acquisition.

Our consolidated SG&A expenses as a percentage of net sales were 19.2% and 17.1% in the second quarter of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .8% and .5% impact from the aforementioned foreign currency translation adjustments and changes in the estimated fair value of accrued contingent consideration, and a .5% impact from higher performance-based compensation expense.

Operating Income

Our consolidated operating income in the second quarter of fiscal 2016 increased by 20% to $66.8 million, up from $55.8 million in the second quarter of fiscal 2015. As a percentage of net sales, our consolidated operating income was 19.0% and 19.1% in the second quarter of fiscal 2016 and 2015, respectively. The increase in consolidated operating income is primarily attributed to an $11.2 million increase (a 50% increase) to a record $33.4 million in operating income of the ETG as well as a $3.8 million increase (a 10% increase) to $41.3 million in operating income of the FSG, partially offset by a $4.0 million increase in corporate expenses principally reflecting the previously mentioned foreign currency translation adjustments. The increase in operating income of the ETG is mainly attributed to the previously mentioned net sales growth and improved gross profit margin, partially offset by an aggregate $3.4 million increase in amortization expense of intangible assets and higher performance-based

Index

compensation expense. The increase in operating income of the FSG is mainly attributed to the previously mentioned net sales growth and improved gross profit margin, partially offset by an aggregate $2.5 million impact from the previously mentioned change in the estimated fair value of accrued contingent consideration, and higher performance-based compensation expense.

Interest Expense

Interest expense increased to $2.3 million in the second quarter of fiscal 2016 from $1.1 million in the second of fiscal 2015. The increase was due to a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2015 and 2016 acquisitions as well as higher interest rates.

Other Income

Other income in the second quarter of fiscal 2016 and 2015 was not material.

Income Tax Expense

Our effective tax rate in the second quarter of fiscal 2016 increased to 32.8% from 30.0% in the second quarter of fiscal 2015. The increase principally reflects the benefit from a prior year tax return amendment recognized in the second quarter of fiscal 2015 for additional foreign tax credits related to R&D activities at one of our foreign subsidiaries. In addition, the effective tax rate in the second quarter of fiscal 2015 reflects the benefit of higher net income attributable to noncontrolling interests in subsidiaries structured as partnerships in the second quarter of fiscal 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.1 million in the second quarter of fiscal 2016 compared to $5.4 million in the second quarter of fiscal 2015.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $38.7 million, or $.57 per diluted share, in the second quarter of fiscal 2016 from $33.1 million, or $.49 per diluted share, in the second quarter of fiscal 2015 principally reflecting the previously mentioned increased net sales and operating income.

Outlook

As we look ahead to the remainder of fiscal 2016, we anticipate organic growth within our aftermarket replacement parts and specialty products product lines that serve the commercial

Index

aviation markets moderated by softer demand for certain component repairs and overhauls. We expect organic growth within the ETG reflecting increased demand for the majority of our products. During the remainder of fiscal 2016, we plan to continue our focus on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on our current economic visibility, we are increasing our estimated consolidated fiscal 2016 year-over-year growth in net sales to 15% - 17% and net income to 12% - 14%, up from prior growth estimates in net sales of 14% - 16% and growth in net income of 10% - 13%.

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

The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2016, we were in compliance with all such covenants. As of April 30, 2016, our net debt to shareholders’ equity ratio was 53.8%, with net debt (total debt less cash and cash equivalents) of $526.1 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $102.7 million in the first six months of fiscal 2016 and consisted primarily of net income from consolidated operations of $79.7 million, depreciation and amortization expense of $29.2 million (a non-cash item), share-based compensation expense of $3.3 million (a non-cash item) and employer contributions to the HEICO Savings and Investment Plan of $3.3 million (a non-cash item), partially offset by an increase in working capital (current assets minus current liabilities) of $14.2 million.

Net cash provided by operating activities increased by $37.9 million in the first six months of fiscal 2016 from $64.8 million in the first six months of fiscal 2015. The increase is principally attributed to a reduction in net working capital spend of $14.2 million principally related to the timing of collections on accounts receivables and the timing of payments of certain accrued expenses, as well as a $9.1 million increase in net income from consolidated operations, a $6.0 million increase in depreciation and amortization expense (a non-cash item), a $4.4 million increase in foreign currency transaction adjustments, and a $2.7 million increase in accrued contingent consideration (a non-cash item).

Index

Investing Activities

Net cash used in investing activities totaled $282.6 million in the first six months of fiscal 2016 and related primarily to acquisitions of $263.8 million as well as capital expenditures of $15.5 million. Further details regarding our fiscal 2016 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2016 totaled $181.7 million. During the first six months of fiscal 2016, we borrowed $260.0 million on our revolving credit facility principally to fund an acquisition. Additionally, we made payments on our revolving credit facility aggregating $66.0 million, made distributions to noncontrolling interests aggregating $5.5 million, paid $5.4 million in cash dividends on our common stock and paid $3.6 million to acquire certain noncontrolling interests in the first six months of fiscal 2016.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2015.

Off-Balance Sheet Arrangements

Guarantees

As of April 30, 2016, we have arranged for standby letters of credit aggregating $2.6 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company we use for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

Index

the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating which transition method we will elect and the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Additionally, this guidance eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2015, or in fiscal 2017 for HEICO. Early adoption is permitted. ASU 2015-02 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2015-02 recognized at the date of initial application. We are currently evaluating which transition method we will elect and the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires entities to measure inventories at the lower of cost or net realizable value. Under current guidance, inventories are measured at the lower of cost or market. ASU 2015-11 must be applied prospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. We are currently evaluating the effect, if any, the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 may be applied either prospectively or retrospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. We are currently evaluating which transition method we will elect. The adoption of this guidance will only effect the presentation of deferred taxes in our consolidated statement of financial position.

In February 2016, the FASB issued ASU 2016-02, "Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020 for HEICO. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. We are currently evaluating the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

Index

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value, and the tax effects will be presented within the statement of cash flows as an operating cash flow rather than as a financing activity. ASU 2016-09 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. Early adoption is permitted. The recognition of the tax effects in the statement of operations, as well as related changes to the computation of diluted earnings per share are to be applied prospectively and entities may elect to apply the change in the presentation of the statement of cash flows either prospectively or retrospectively. We are currently evaluating the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	May 27, 2016	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.