Form 10-Q
period 2016-07-31
HEICO CORP
filed 2016-08-26
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 24, 2016 is as follows:

Common Stock, $.01 par value	26,964,256	shares
Class A Common Stock, $.01 par value	40,288,525	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$27,191	$33,603
Accounts receivable, net	189,617	181,593
Inventories, net	286,679	243,517
Prepaid expenses and other current assets	11,308	9,369
Deferred income taxes	38,873	35,530
Total current assets	553,668	503,612

Property, plant and equipment, net	118,935	105,670
Goodwill	865,533	766,639
Intangible assets, net	376,828	272,593
Deferred income taxes	590	847
Other assets	101,766	87,026
Total assets	$2,017,320	$1,736,387

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$335	$357
Trade accounts payable	65,312	64,682
Accrued expenses and other current liabilities	115,938	100,155
Income taxes payable	4,672	3,193
Total current liabilities	186,257	168,387

Long-term debt, net of current maturities	509,570	367,241
Deferred income taxes	107,687	110,588
Other long-term liabilities	113,630	105,618
Total liabilities	917,144	751,834

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	87,906	91,282

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,964 and 26,906 shares issued and outstanding	270	269
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 40,274 and 39,967 shares issued and outstanding	403	400
Capital in excess of par value	302,730	286,220
Deferred compensation obligation	1,635	1,783
HEICO stock held by irrevocable trust	(1,635)	(1,783)
Accumulated other comprehensive loss	(22,372)	(25,080)
Retained earnings	649,131	548,054
Total HEICO shareholders’ equity	930,162	809,863
Noncontrolling interests	82,108	83,408
Total shareholders’ equity	1,012,270	893,271
Total liabilities and equity	$2,017,320	$1,736,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015

Net sales	$1,012,959	$859,976	$356,084	$300,370

Operating costs and expenses:
Cost of sales	633,151	552,593	222,501	192,278
Selling, general and administrative expenses	190,539	146,679	63,729	49,582

Total operating costs and expenses	823,690	699,272	286,230	241,860

Operating income	189,269	160,704	69,854	58,510

Interest expense	(6,194)	(3,346)	(2,294)	(1,088)
Other income (expense)	154	375	16	(184)

Income before income taxes and noncontrolling interests	183,229	157,733	67,576	57,238

Income tax expense	56,600	48,200	20,600	18,300

Net income from consolidated operations	126,629	109,533	46,976	38,938

Less: Net income attributable to noncontrolling interests	14,699	14,419	4,974	4,569

Net income attributable to HEICO	$111,930	$95,114	$42,002	$34,369

Net income per share attributable to HEICO shareholders:
Basic	$1.67	$1.43	$.63	$.51
Diluted	$1.64	$1.40	$.62	$.51

Weighted average number of common shares outstanding:
Basic	66,975	66,706	67,126	66,813
Diluted	68,082	67,790	68,278	67,901

Cash dividends per share	$.16	$.14	$.08	$.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015

Net income from consolidated operations	$126,629	$109,533	$46,976	$38,938
Other comprehensive income (loss):
Foreign currency translation adjustments	2,909	(17,177)	(3,639)	(5,442)
Total other comprehensive income (loss)	2,909	(17,177)	(3,639)	(5,442)
Comprehensive income from consolidated operations	129,538	92,356	43,337	33,496
Less: Net income attributable to noncontrolling interests	14,699	14,419	4,974	4,569
Less: Foreign currency translation adjustments attributable to noncontrolling interests	201	(904)	(353)	(94)
Comprehensive income attributable to noncontrolling interests	14,900	13,515	4,621	4,475
Comprehensive income attributable to HEICO	$114,638	$78,841	$38,716	$29,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271
Comprehensive income	7,431	—	—	—	—	—	2,708	111,930	7,469	122,107
Cash dividends ($.16 per share)	—	—	—	—	—	—	—	(10,724)	—	(10,724)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	5,913	—	—	—	—	—	5,915
Share-based compensation expense	—	—	—	4,905	—	—	—	—	—	4,905
Proceeds from stock option exercises	—	—	2	4,829	—	—	—	—	—	4,831
Tax benefit from stock option exercises	—	—	—	867	—	—	—	—	—	867
Distributions to noncontrolling interests	(7,337)	—	—	—	—	—	—	—	(8,819)	(8,819)
Acquisitions of noncontrolling interests	(3,599)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	129	—	—	—	—	—	—	(129)	—	(129)
Deferred compensation obligation	—	—	—	—	(148)	148	—	—	—	—
Other	—	—	—	(4)	—	—	—	—	50	46
Balances as of July 31, 2016	$87,906	$270	$403	$302,730	$1,635	($1,635)	($22,372)	$649,131	$82,108	$1,012,270

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619
Comprehensive income (loss)	3,880	—	—	—	—	—	(16,273)	95,114	9,635	88,476
Cash dividends ($.14 per share)	—	—	—	—	—	—	—	(9,343)	—	(9,343)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	5,090	—	—	—	—	—	5,091
Share-based compensation expense	—	—	—	4,394	—	—	—	—	—	4,394
Proceeds from stock option exercises	—	—	2	3,256	—	—	—	—	—	3,258
Tax benefit from stock option exercises	—	—	—	1,404	—	—	—	—	—	1,404
Noncontrolling interests assumed related to acquisitions	17,076	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(3,623)	—	—	—	—	—	—	—	(3,791)	(3,791)
Adjustments to redemption amount of redeemable noncontrolling interests	7,522	—	—	—	—	—	—	(7,522)	—	(7,522)
Deferred compensation obligation	—	—	—	—	158	(158)	—	—	—	—
Other	—	—	—	(5)	—	—	—	1	—	(4)
Balances as of July 31, 2015	$64,821	$269	$399	$283,490	$1,296	($1,296)	($24,562)	$516,007	$80,979	$856,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2016	2015
Operating Activities:
Net income from consolidated operations	$126,629	$109,533
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	44,603	35,066
Employer contributions to HEICO Savings and Investment Plan	5,219	4,482
Share-based compensation expense	4,905	4,394
Increase (decrease) in accrued contingent consideration	2,635	(412)
Foreign currency transaction adjustments, net	876	(3,981)
Deferred income tax benefit	(6,053)	(4,909)
Tax benefit from stock option exercises	867	1,404
Excess tax benefit from stock option exercises	(880)	(1,404)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(2,974)	4,482
Increase in inventories	(13,914)	(10,653)
Increase in prepaid expenses and other current assets	(1,943)	(548)
Decrease in trade accounts payable	(2,629)	(6,570)
Increase (decrease) in accrued expenses and other current liabilities	15,630	(7,977)
Increase (decrease) in income taxes payable	1,775	(401)
Other long-term assets and liabilities, net	(2,330)	(1,217)
Net cash provided by operating activities	172,416	121,289

Investing Activities:
Acquisitions, net of cash acquired	(263,811)	(56,198)
Capital expenditures	(23,113)	(13,767)
Other	(3,005)	171
Net cash used in investing activities	(289,929)	(69,794)

Financing Activities:
Borrowings on revolving credit facility	260,000	68,696
Payments on revolving credit facility	(118,000)	(95,000)
Distributions to noncontrolling interests	(16,156)	(7,414)
Cash dividends paid	(10,724)	(9,343)
Payment of contingent consideration	(6,960)	—
Acquisitions of noncontrolling interests	(3,599)	—
Proceeds from stock option exercises	4,831	3,258
Excess tax benefit from stock option exercises	880	1,404
Other	(272)	(295)
Net cash provided by (used in) financing activities	110,000	(38,694)

Effect of exchange rate changes on cash	1,101	(1,333)

Net (decrease) increase in cash and cash equivalents	(6,412)	11,468
Cash and cash equivalents at beginning of year	33,603	20,229
Cash and cash equivalents at end of period	$27,191	$31,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015. The October 31, 2015 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The following table summarizes the total consideration for the acquisition of Robertson (in thousands):

Cash paid	$256,293
Less: cash acquired	(3,271)
Total consideration	$253,022

Index

The following table summarizes the allocation of the total consideration for the acquisition of Robertson to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$91,705
Customer relationships	55,100
Intellectual property	39,600
Trade name	28,400
Inventories	27,955
Property, plant and equipment	7,200
Accounts receivable	5,000
Other assets	1,883
Total assets acquired, excluding cash	256,843

Liabilities assumed:
Accounts payable	3,174
Accrued expenses	647
Total liabilities assumed	3,821
Net assets acquired, excluding cash	$253,022

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. The amortization period of the customer relationships, intellectual property and trade name acquired is 15 years, 22 years and indefinite, respectively.
The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Robertson and the value of its assembled workforce that do not qualify for separate recognition. Acquisition costs associated with the purchase of Robertson totaled $3.1 million for the nine months ended July 31, 2016 and were recorded as a component of selling, general and administrative ("SG&A") expenses in the Company's Condensed Consolidated Statements of Operations. The operating results of Robertson were included in the Company’s results of operations from the effective acquisition date. The Company's consolidated net sales and net income attributable to HEICO for the nine months ended July 31, 2016, includes approximately $60.1 million and $8.8 million, respectively, from the acquisition of Robertson, exclusive of the aforementioned acquisition costs. The Company's consolidated net sales and net income attributable to HEICO for the three months ended July 31, 2016, includes approximately $30.6 million and $5.0 million, respectively, from the acquisition of Robertson.

Index

The following table presents unaudited pro forma financial information for the nine and three months ended July 31, 2016 and July 31, 2015 as if the acquisition of Robertson had occurred as of November 1, 2014 (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Net sales	$1,034,293	$921,563	$356,084	$325,527
Net income from consolidated operations	$133,078	$113,946	$47,435	$42,726
Net income attributable to HEICO	$118,379	$99,527	$42,461	$38,157
Net income per share attributable to HEICO shareholders:
Basic	$1.77	$1.49	$.63	$.57
Diluted	$1.74	$1.47	$.62	$.56

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

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2016	October 31, 2015
Accounts receivable	$192,875	$183,631
Less: Allowance for doubtful accounts	(3,258)	(2,038)
Accounts receivable, net	$189,617	$181,593

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	July 31, 2016	October 31, 2015
Costs incurred on uncompleted contracts	$31,831	$22,645
Estimated earnings	25,608	16,116
	57,439	38,761
Less: Billings to date	(48,652)	(36,442)
	$8,787	$2,319
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$10,628	$6,263
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(1,841)	(3,944)
	$8,787	$2,319

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the nine and three months ended July 31, 2016 and 2015.

Inventories

(in thousands)	July 31, 2016	October 31, 2015
Finished products	$130,523	$119,262
Work in process	36,333	32,201
Materials, parts, assemblies and supplies	116,910	89,739
Contracts in process	4,111	4,521
Less: Billings to date	(1,198)	(2,206)
Inventories, net of valuation reserves	$286,679	$243,517

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

(in thousands)	July 31, 2016	October 31, 2015
Land	$5,092	$5,060
Buildings and improvements	75,732	70,626
Machinery, equipment and tooling	168,735	152,022
Construction in progress	10,189	4,668
	259,748	232,376
Less: Accumulated depreciation and amortization	(140,813)	(126,706)
Property, plant and equipment, net	$118,935	$105,670

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $10.9 million and $8.1 million as of July 31, 2016 and October 31, 2015, respectively. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2016 and 2015 was $8.3 million and $4.3 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2016 and 2015 was $3.1 million and $1.4 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2016 and 2015 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
R&D expenses	$32,666	$28,860	$12,674	$9,421

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

	July 31, 2016	October 31, 2015
Redeemable at fair value	$73,553	$76,929
Redeemable based on a multiple of future earnings	14,353	14,353
Redeemable noncontrolling interests	$87,906	$91,282

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

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2016 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2015	($24,368)	($712)	($25,080)
Unrealized gain	2,708	—	2,708
Balances as of July 31, 2016	($21,660)	($712)	($22,372)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2016 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2015	$337,507	$429,132	$766,639
Goodwill acquired	—	98,580	98,580
Foreign currency translation adjustments	262	593	855
Adjustments to goodwill	(569)	28	(541)
Balances as of July 31, 2016	$337,200	$528,333	$865,533

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

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2016			As of October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$248,704	($82,501)	$166,203	$190,450	($63,461)	$126,989
Intellectual property	140,091	(30,704)	109,387	98,143	(22,912)	75,231
Licenses	6,559	(2,174)	4,385	4,200	(1,882)	2,318
Non-compete agreements	814	(814)	—	914	(914)	—
Patents	774	(474)	300	746	(447)	299
Trade names	466	(67)	399	166	(38)	128
	397,408	(116,734)	280,674	294,619	(89,654)	204,965
Non-Amortizing Assets:
Trade names	96,154	—	96,154	67,628	—	67,628
	$493,562	($116,734)	$376,828	$362,247	($89,654)	$272,593

The increase in the gross carrying amount of customer relationships, intellectual property and amortizing and non-amortizing trade names as of July 31, 2016 compared to October 31, 2015 principally relates to such intangible assets recognized in connection with the fiscal 2016 acquisitions (see Note 2, Acquisitions).

Index

Amortization expense related to intangible assets for the nine months ended July 31, 2016 and 2015 was $27.0 million and $19.7 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2016 and 2015 was $9.4 million and $6.6 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2016 is estimated to be $9.4 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $36.6 million in fiscal 2017, $34.6 million in fiscal 2018, $32.5 million in fiscal 2019, $29.8 million in fiscal 2020, $27.3 million in fiscal 2021, and $110.5 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	July 31, 2016	October 31, 2015
Borrowings under revolving credit facility	$507,743	$365,203
Capital leases	2,162	2,395
	509,905	367,598
Less: Current maturities of long-term debt	(335)	(357)
	$509,570	$367,241

As of July 31, 2016 and October 31, 2015, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.7% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2016, the Company was in compliance with all such covenants.

6.     INCOME TAXES

The Company's effective tax rate in the first nine months of fiscal 2016 increased to 30.9% from 30.6% in the first nine months of fiscal 2015. The increase principally reflects the benefits recognized in the first nine months of fiscal 2015 from a prior year tax return amendment for additional foreign tax credits related to R&D activities at one of the Company's foreign subsidiaries and higher net income attributable to noncontrolling interests in subsidiaries structured as partnerships. These increases were partially offset by the benefits recognized in the first nine months of fiscal 2016 of a larger income tax credit for qualified R&D activities resulting from the permanent extension of the U.S. federal R&D tax credit in December 2015 and a higher deduction for manufacturing activities mainly resulting from a fiscal 2016 acquisition.

The Company's effective tax rate in the third quarter of fiscal 2016 decreased to 30.5% from 32.0% in the third quarter of fiscal 2015. The decrease principally reflects the previously mentioned higher deduction for manufacturing activities and larger income tax credit for qualified R&D activities as well as the favorable impact of higher tax-exempt unrealized gains in the cash surrender value of life insurance policies related to the HEICO Leadership

Index

Compensation Plan. These decreases were partially offset by the aforementioned benefit of additional foreign tax credits related to a prior year tax return amendment and higher net income attributable to noncontrolling interests in subsidiaries structured as partnerships recognized in the first nine months of fiscal 2015.

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$87,458	$—	$87,458
Equity securities	1,975	—	—	1,975
Mutual funds	1,737	—	—	1,737
Money market funds	1,514	—	—	1,514
Other	1,017	50	—	1,067
Total assets	$6,243	$87,508	$—	$93,751

Liabilities:
Contingent consideration	$—	$—	$18,777	$18,777

	As of October 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$73,238	$—	$73,238
Equity securities	1,845	—	—	1,845
Mutual funds	1,665	—	—	1,665
Money market funds	3,832	—	—	3,832
Other	946	50	—	996
Total assets	$8,288	$73,288	$—	$81,576

Liabilities:
Contingent consideration	$—	$—	$21,405	$21,405

Index

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $93.8 million as of July 31, 2016 and $81.6 million as of October 31, 2015, of which the LCP related assets were $89.0 million and $77.1 million as of July 31, 2016 and October 31, 2015, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $92.7 million as of July 31, 2016 and $80.7 million as of October 31, 2015, of which the LCP related liability was $87.9 million and $76.2 million as of July 31, 2016 and October 31, 2015, respectively.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $2.0 million in aggregate during the five year period following the acquisition. As of July 31, 2016, the estimated fair value of the contingent consideration was $1.3 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €24.4 million in aggregate should the acquired entity meet certain earnings objectives during the first four years following the acquisition. During the third quarter of fiscal 2016, the Company paid €6.1 million, or $7.0 million, of contingent consideration based on the actual earnings of the acquired entity during the first year following the acquisition. As of July 31, 2016, the estimated fair value of the remaining contingent consideration was €15.7 million, or $17.5 million.

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

Index

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of July 31, 2016 were as follows:

	Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(3%)	-	11%	4%	-	17%
Weighted average discount rate	3.7%			1.7%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2016 are as follows (in thousands):

Balance as of October 31, 2015	$21,405
Increase in accrued contingent consideration	2,635
Contingent consideration related to acquisition	1,225
Payment of contingent consideration	(6,960)
Foreign currency transaction adjustments	472
Balance as of July 31, 2016	$18,777

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$6,963
Other long-term liabilities	11,814
$18,777

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within SG&A expenses in the Company's Condensed Consolidated Statement of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2016.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2016 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Numerator:
Net income attributable to HEICO	$111,930	$95,114	$42,002	$34,369

Denominator:
Weighted average common shares outstanding - basic	66,975	66,706	67,126	66,813
Effect of dilutive stock options	1,107	1,084	1,152	1,088
Weighted average common shares outstanding - diluted	68,082	67,790	68,278	67,901

Net income per share attributable to HEICO shareholders:
Basic	$1.67	$1.43	$.63	$.51
Diluted	$1.64	$1.40	$.62	$.51

Anti-dilutive stock options excluded	675	352	574	445

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2016 and 2015, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2016:
Net sales	$647,419	$372,933	($7,393)	$1,012,959
Depreciation	8,973	5,854	166	14,993
Amortization	12,414	16,700	496	29,610
Operating income	118,757	89,280	(18,768)	189,269
Capital expenditures	13,449	9,257	407	23,113

Nine months ended July 31, 2015:
Net sales	$591,431	$277,439	($8,894)	$859,976
Depreciation	7,927	5,036	112	13,075
Amortization	9,636	11,859	496	21,991
Operating income	107,498	65,996	(12,790)	160,704
Capital expenditures	9,000	4,457	310	13,767

Three months ended July 31, 2016:
Net sales	$222,553	$136,215	($2,684)	$356,084
Depreciation	3,049	1,878	54	4,981
Amortization	4,169	6,105	165	10,439
Operating income	41,969	33,609	(5,724)	69,854
Capital expenditures	5,034	2,516	17	7,567

Three months ended July 31, 2015:
Net sales	$206,599	$97,223	($3,452)	$300,370
Depreciation	2,834	1,688	41	4,563
Amortization	3,568	3,629	165	7,362
Operating income	39,250	24,372	(5,112)	58,510
Capital expenditures	2,523	1,600	184	4,307

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment as of July 31, 2016 and October 31, 2015 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2016	$867,968	$1,010,480	$138,872	$2,017,320
Total assets as of October 31, 2015	868,218	746,018	122,151	1,736,387

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 31, 2016, the Company has arranged for standby letters of credit aggregating $2.5 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company used by the Company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the nine months ended July 31, 2016 and 2015, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2016	2015
Balances as of beginning of fiscal year	$3,203	$4,079
Accruals for warranties	1,765	579
Acquired warranty liabilities	—	35
Warranty claims settled	(1,869)	(1,634)
Balances as of July 31	$3,099	$3,059

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2015. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2016.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2016 have been affected by the fiscal 2015 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2015 and the fiscal 2016 acquisition as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Net sales	$1,012,959	$859,976	$356,084	$300,370
Cost of sales	633,151	552,593	222,501	192,278
Selling, general and administrative expenses	190,539	146,679	63,729	49,582
Total operating costs and expenses	823,690	699,272	286,230	241,860
Operating income	$189,269	$160,704	$69,854	$58,510

Net sales by segment:
Flight Support Group	$647,419	$591,431	$222,553	$206,599
Electronic Technologies Group	372,933	277,439	136,215	97,223
Intersegment sales	(7,393)	(8,894)	(2,684)	(3,452)
	$1,012,959	$859,976	$356,084	$300,370

Operating income by segment:
Flight Support Group	$118,757	$107,498	$41,969	$39,250
Electronic Technologies Group	89,280	65,996	33,609	24,372
Other, primarily corporate	(18,768)	(12,790)	(5,724)	(5,112)
	$189,269	$160,704	$69,854	$58,510

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.5%	35.7%	37.5%	36.0%
Selling, general and administrative expenses	18.8%	17.1%	17.9%	16.5%
Operating income	18.7%	18.7%	19.6%	19.5%
Interest expense	.6%	.4%	.6%	.4%
Other income (expense)	—%	—%	—%	(.1%)
Income tax expense	5.6%	5.6%	5.8%	6.1%
Net income attributable to noncontrolling interests	1.5%	1.7%	1.4%	1.5%
Net income attributable to HEICO	11.0%	11.1%	11.8%	11.4%

Index

Comparison of First Nine Months of Fiscal 2016 to First Nine Months of Fiscal 2015

Net Sales

Our consolidated net sales in the first nine months of fiscal 2016 increased by 18% to a record $1,013.0 million, up from net sales of $860.0 million in the first nine months of fiscal 2015. The increase in consolidated net sales principally reflects an increase of $95.5 million (a 34% increase) to a record $373.0 million in net sales within the ETG as well as an increase of $56.0 million (a 9% increase) to a record $647.4 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $80.4 million contributed by our fiscal 2016 and 2015 acquisitions as well as organic growth of 6%. The ETG's organic growth resulted mainly from an aggregate net sales increase of $14.8 million from certain space and medical products. The net sales increase in the FSG reflects net sales of $38.3 million contributed by our fiscal 2015 acquisitions as well as organic growth of 3%. The FSG's organic growth is principally attributed to increased demand and new product offerings within our aftermarket replacement parts and specialty products lines, resulting in net sales increases of $14.1 million and $9.7 million, respectively. These increases were partially offset by $6.1 million of lower organic net sales from our repair and overhaul parts and services product line. Our repair and overhaul parts and services product line was adversely impacted by the mix of products repaired during the first nine months of fiscal 2016, which required less extensive repair and overhaul services, in addition to softer demand from our South American market. The FSG experienced organic revenue growth of 6% in the first nine months of fiscal 2016 excluding our repair and overhaul parts and services product line. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first nine months of fiscal 2016.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 37.5% in the first nine months of fiscal 2016, up from 35.7% in the first nine months of fiscal 2015, principally reflecting an increase of 1.5% and .7% in the FSG's and ETG's gross profit margin, respectively. The increase in the FSG's gross profit margin is principally attributed to increased net sales and a more favorable product mix within our aftermarket replacement parts and specialty products product lines, partially offset by a less favorable product mix within our repair and overhaul parts and services product line. Total new product research and development expenses included within our consolidated cost of sales were $32.7 million in the first nine months of fiscal 2016 compared to $28.9 million in the first nine months of fiscal 2015.

Our consolidated selling, general and administrative (“SG&A”) expenses were $190.5 million and $146.7 million in the first nine months of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses principally reflects $18.9 million attributable to the fiscal 2016 and 2015 acquisitions, inclusive of $3.1 million of acquisition costs associated with a fiscal 2016 acquisition, $9.2 million of higher performance-based compensation expense, a $3.8 million impact from changes in the estimated fair value of contingent consideration associated with a prior year acquisition and a $3.2 million impact from foreign currency transaction adjustments on borrowings denominated in Euros under our revolving credit facility.

Index

Our consolidated SG&A expenses as a percentage of net sales were 18.8% and 17.1% in the first nine months of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .7% impact from higher performance-based compensation expense and a .4%, .4% and .3% impact from the aforementioned changes in the estimated fair value of contingent consideration, foreign currency transaction adjustments on borrowings denominated in Euros and acquisition costs, respectively.

Operating Income

Our consolidated operating income in the first nine months of fiscal 2016 increased by 18% to a record $189.3 million, up from $160.7 million in the first nine months of fiscal 2015. As a percentage of net sales, our consolidated operating income was 18.7% in both the first nine months of fiscal 2016 and 2015. The increase in consolidated operating income is primarily attributed to a $23.3 million increase (a 35% increase) to a record $89.3 million in operating income of the ETG as well as an $11.3 million increase (a 10% increase) to a record $118.8 million in operating income of the FSG, partially offset by a $6.0 million increase in corporate expenses principally reflecting higher performance-based compensation expense and the previously mentioned foreign currency transaction adjustments on borrowings denominated in Euros. The increase in operating income of the ETG is mainly attributed to the previously mentioned net sales growth, partially offset by an aggregate $8.0 million increase in amortization expense of intangible assets and higher performance-based compensation expense. The increase in operating income of the FSG is mainly attributed to the previously mentioned net sales growth and improved gross profit margin, partially offset by a $4.4 million increase in performance-based compensation expense, the previously mentioned changes in the estimated fair value of contingent consideration and a $2.7 million increase in amortization expense of intangible assets.

Interest Expense

Interest expense increased to $6.2 million in the first nine months of fiscal 2016 from $3.3 million in the first nine months of fiscal 2015. The increase was due to a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2015 and 2016 acquisitions as well as higher interest rates.

Other Income

Other income in the first nine months of fiscal 2016 and 2015 was not material.

Income Tax Expense

Our effective tax rate in the first nine months of fiscal 2016 increased to 30.9% from 30.6% in the first nine months of fiscal 2015. The increase principally reflects the benefits recognized in the first nine months of fiscal 2015 from a prior year tax return amendment for additional foreign tax credits related to R&D activities at one of our foreign subsidiaries and higher net income attributable to noncontrolling interests in subsidiaries structured as partnerships. These increases were partially offset by the benefits recognized in the first nine

Index

months of fiscal 2016 of a larger income tax credit for qualified R&D activities resulting from the permanent extension of the U.S. federal R&D tax credit in December 2015 and a higher deduction for manufacturing activities mainly resulting from a fiscal 2016 acquisition.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $14.7 million in the first nine months of fiscal 2016 compared to $14.4 million in the first nine months of fiscal 2015.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $111.9 million, or $1.64 per diluted share, in the first nine months of fiscal 2016, up from $95.1 million, or $1.40 per diluted share, in the first nine months of fiscal 2015 principally reflecting the previously mentioned increased net sales and operating income.

Comparison of Third Quarter of Fiscal 2016 to Third Quarter of Fiscal 2015

Net Sales

Our consolidated net sales in the third quarter of fiscal 2016 increased by 19% to a record $356.1 million, as compared to net sales of $300.4 million in the third quarter of fiscal 2015. The increase in consolidated net sales principally reflects an increase of $39.0 million (a 40% increase) to a record $136.2 million in net sales within the ETG as well as an increase of $16.0 million (an 8% increase) to a record $222.6 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $38.5 million contributed by our fiscal 2016 and 2015 acquisitions as well as organic growth of 1%. The ETG's organic growth resulted mainly from an aggregate net sales increase of $8.0 million from certain space and medical products, partially offset by a $7.8 million net sales decrease from lower demand for certain defense products. The net sales increase in the FSG reflects net sales of $8.1 million contributed by our fiscal 2015 acquisitions as well as organic growth of 4%. The FSG's organic growth is principally attributed to increased demand and new product offerings within our aftermarket replacement parts and specialty products lines, resulting in net sales increases of $4.9 million and $1.9 million, respectively. Additionally, the FSG’s organic growth reflects a $1.0 million increase from improved customer demand within the repair and overhaul parts and services product line. The FSG experienced organic revenue growth of 5% in the third quarter of fiscal 2016 excluding our repair and overhaul parts and services product line. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the third quarter of fiscal 2016.

Index

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 37.5% in the third quarter of fiscal 2016 as compared to 36.0% in the third quarter of fiscal 2015, principally reflecting an increase of 2.0% in FSG's gross profit margin, partially offset by a 1.7% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin is principally attributed to a more favorable product mix and increased net sales within our aftermarket replacement parts and specialty products product lines, partially offset by a less favorable product mix within our repair and overhaul parts and services product line. The decrease in the ETG's gross profit margin is principally attributed a less favorable product mix for certain of our space products, partially offset by increased net sales for certain of our defense products. Total new product research and development expenses included within our consolidated cost of sales were $12.7 million in the third quarter of fiscal 2016 compared to $9.5 million in the third quarter of fiscal 2015.

Our consolidated SG&A expenses were $63.7 million and $49.6 million in the third quarter of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses principally reflects $4.4 million attributable to the fiscal 2016 and 2015 acquisitions, $4.4 million of higher performance-based compensation expense and $1.4 million attributable to changes in the estimated fair value of accrued contingent consideration associated with a prior year acquisition.

Our consolidated SG&A expenses as a percentage of net sales were 17.9% and 16.5% in the third quarter of fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.1% impact from higher performance-based compensation expense.

Operating Income

Our consolidated operating income in the third quarter of fiscal 2016 increased by 19% to a record $69.9 million, up from $58.5 million in the third quarter of fiscal 2015. As a percentage of net sales, our consolidated operating income was 19.6% and 19.5% in the third quarter of fiscal 2016 and 2015, respectively. The increase in consolidated operating income is primarily attributed to a $9.2 million increase (a 38% increase) to a record $33.6 million in operating income of the ETG as well as a $2.7 million increase (a 7% increase) to $42.0 million in operating income of the FSG. The increase in operating income of the ETG is mainly attributed to the previously mentioned net sales growth, partially offset by an aggregate $3.5 million increase in amortization expense of intangible assets and higher performance-based compensation expense. The increase in operating income of the FSG is mainly attributed to the previously mentioned improved gross profit margin and net sales growth, partially offset by an aggregate $3.9 million impact from higher performance-based compensation expense and the previously mentioned change in the estimated fair value of accrued contingent consideration.

Index

Interest Expense

Interest expense increased to $2.3 million in the third quarter of fiscal 2016 from $1.1 million in the third quarter of fiscal 2015. The increase was due to a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2015 and 2016 acquisitions as well as higher interest rates.

Other Income (Expense)

Other income (expense) in the third quarter of fiscal 2016 and 2015 was not material.

Income Tax Expense

Our effective tax rate in the third quarter of fiscal 2016 decreased to 30.5% from 32.0% in the third quarter of fiscal 2015. The decrease principally reflects the benefits recognized in the third quarter of fiscal 2016 from a higher deduction for manufacturing activities mainly resulting from a fiscal 2016 acquisition and a larger income tax credit for qualified R&D activities resulting from the permanent extension of the U.S. federal R&D tax credit in December 2015 as well as higher tax-exempt unrealized gains in the cash surrender value of life insurance policies related to the HEICO Leadership Compensation Plan. These decreases were partially offset by the benefits recognized in the third quarter of fiscal 2015 from a prior year tax return amendment for additional foreign tax credits related to R&D activities at one of our foreign subsidiaries and higher net income attributable to noncontrolling interests in subsidiaries structured as partnerships.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.0 million in the third quarter of fiscal 2016 compared to $4.6 million in the third quarter of fiscal 2015.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $42.0 million, or $.62 per diluted share, in the third quarter of fiscal 2016, up from $34.4 million, or $.51 per diluted share, in the third quarter of fiscal 2015 principally reflecting the previously mentioned increased net sales and operating income.

Index

Outlook

As we look ahead to the remainder of fiscal 2016, we anticipate organic growth within our commercial aviation aftermarket replacement parts and specialty products product lines moderated by softer demand for certain component repair and overhaul parts and services. Further, we foresee modest full year organic growth within the ETG based on current forecasted product demand. During the remainder of fiscal 2016, we plan to continue our focus on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on our current economic visibility, we are increasing our estimated consolidated fiscal 2016 year-over-year growth in net income to 13% - 15%, up from our prior growth estimate of 12% - 14%. In addition, we continue to estimate consolidated fiscal 2016 year-over-year growth in net sales to approximate 15% - 17%.

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

The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2016, we were in compliance with all such covenants. As of July 31, 2016, our net debt to shareholders’ equity ratio was 47.7%, with net debt (total debt less cash and cash equivalents) of $482.7 million.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $172.4 million in the first nine months of fiscal 2016 and consisted primarily of net income from consolidated operations of $126.6 million and depreciation and amortization expense of $44.6 million (a non-cash item).

Net cash provided by operating activities increased by $51.1 million in the first nine months of fiscal 2016 from $121.3 million in the first nine months of fiscal 2015. The increase is principally attributed to a $17.1 million increase in net income from consolidated operations, a reduction in net working capital spend of $17.6 million principally related to the timing of payments of certain accrued expenses, as well as a $9.5 million increase in depreciation and amortization expense (a non-cash item), a $4.9 million increase in foreign currency transaction adjustments, and a $3.0 million increase in accrued contingent consideration (a non-cash item).

Index

Investing Activities

Net cash used in investing activities totaled $289.9 million in the first nine months of fiscal 2016 and related primarily to acquisitions of $263.8 million as well as capital expenditures of $23.1 million. Further details regarding our fiscal 2016 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2016 totaled $110.0 million. During the first nine months of fiscal 2016, we borrowed $260.0 million on our revolving credit facility principally to fund an acquisition. Additionally, we made payments on our revolving credit facility aggregating $118.0 million, made distributions to noncontrolling interests aggregating $16.2 million, paid $10.7 million in cash dividends on our common stock, paid $7.0 million of contingent consideration and paid $3.6 million to acquire certain noncontrolling interests, partially offset by $4.8 million in proceeds from stock option exercises in the first nine months of fiscal 2016.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2015.

Off-Balance Sheet Arrangements

Guarantees

As of July, 2016, we have arranged for standby letters of credit aggregating $2.5 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company we use for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	August 26, 2016	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.