Form 10-K
period 2016-10-31
HEICO CORP
filed 2016-12-15
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016 or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,417,606,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2016 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 13, 2016:

Common Stock, $.01 par value	26,971,792 shares
Class A Common Stock, $.01 par value	40,345,120 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our business is comprised of two operating segments:

The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 64%, 68% and 67% of our net sales in fiscal 2016, 2015 and 2014, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products, complex composite assemblies and other component parts primarily for aerospace, defense, industrial and commercial applications.

The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 36%, 32% and 33% of our net sales in fiscal 2016, 2015 and 2014, respectively.  Through our Electronic Technologies Group, which derived approximately 65%, 56% and 55% of its net sales in fiscal 2016, 2015 and 2014, respectively, from the sale of products and services to United States ("U.S.") and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers,

Index

traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters and receivers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, communications and electronic intercept receivers and tuners, fuel level sensing systems and high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer.

HEICO has continuously operated in the aerospace industry for nearly 60 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $1,376.3 million in fiscal 2016, a compound annual growth rate of approximately 16%.  During the same period, we improved our net income from $2.0 million to $156.2 million, representing a compound annual growth rate of approximately 18%.

Disciplined Acquisition Strategy

Acquisitions have been an important element of our growth strategy over the past twenty-six years, supplementing our organic growth.  Since 1990, we have completed approximately 62 acquisitions complementing the niche segments within which we operate of the aviation, defense, space, medical, telecommunications and electronics industries.  We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence.  Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong earnings and cash flow potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

The Flight Support Group, headquartered in Hollywood, Florida, serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors.  Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet

Index

engines.  Other OEMs have been the sole source of replacement parts for their aircraft component parts.  While we believe that we currently supply approximately 2% of the market for jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of approximately 300 to 500 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year.  We have developed for our customers approximately 10,000 parts for which PMAs have been received from the FAA.

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

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $.3 million in fiscal 1991, increased to approximately $17.4 million in fiscal 2016, $17.7 million in fiscal 2015 and $16.1 million in fiscal 2014.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and approximately 300 to 400 new DER-approved repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

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

Index

Electronic Technologies Group

Our Electronic Technologies Group’s strategy is to design and produce mission-critical subcomponents for smaller, niche markets, but which are utilized in larger systems – systems like power, targeting, tracking, identification, simulation, testing, communications, lighting, surgical, medical imaging, baggage scanning, telecom and computer systems.  These systems are, in turn, often located on another platform, such as aircraft, rotorcraft, satellites, ships, spacecrafts, land vehicles, handheld devices and other platforms.

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

Index

Our microwave products are used in both commercial and military satellites, spacecrafts and in electronic warfare systems.  These products, which include isolators, bias tees, circulators, latching ferrite switches and waveguide adapters are used in satellites and spacecrafts to control or direct energy according to operator needs. As satellites are frequently used as sensors for stand-off warfare, we believe this product line further supports our goal of increasing our activity in the stand-off market. Additionally, our microwave products include converters, receivers, transmitters, amplifiers, frequency sources and related sub-systems that address the majority of major satellite frequencies. We believe we are a leading supplier of the niche products which we design and manufacture for this market, a market that includes commercial satellites.  Our customers for these products include satellite and spacecraft manufacturers.

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

High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs and manufactures a patented line of high voltage energy generators for medical, baggage inspection and industrial imaging systems.  We also produce high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems.

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

Crashworthy and ballistically self-sealing auxiliary fuel systems. The Electronic Technologies Group designs and manufactures mission-extending, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft.

As part of our growth strategy, we have continued to invest in our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $27.3 million in fiscal 2016, $21.0 million in fiscal 2015 and $21.3 million in fiscal 2014.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 21%, 17% and 17% of total net sales in fiscal 2016, 2015 and 2014, respectively.
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

Backlog

Our total backlog of unshipped orders was $497 million as of October 31, 2016 as compared to $349 million as of October 31, 2015. The majority of our backlog of orders as of October 31, 2016 is expected to be delivered during fiscal 2017. The Flight Support Group’s backlog of unshipped orders was $212 million as of October 31, 2016 as compared to $186 million as of October 31, 2015.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The

Index

increase in the Flight Support Group's backlog is principally related to a multi-year contract at one of our businesses that is a distributor of aerospace parts to the commercial aerospace, OEM and MRO market. The Electronic Technologies Group’s backlog of unshipped orders was $285 million as of October 31, 2016 as compared to $163 million as of October 31, 2015. The increase in the Electronic Technologies Group's backlog is principally related to the backlog of a business acquired during fiscal 2016. Additionally, the Electronic Technologies Group's increase also reflects increased orders at one of our businesses that designs and manufacturers high performance, high reliability microwave modules, units, and integrated sub-systems for commercial and military satellites and at a subsidiary that designs and manufactures three-dimensional microelectronic and stacked memory products.

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

Index

significant compliance burdens and risks on us.  Notwithstanding these burdens, we believe that we are in material compliance with all federal, state and local environmental laws and regulations governing our operations.

There has been no material adverse effect to our consolidated financial statements as a result of these environmental regulations.

Other Regulation

We are also subject to a variety of other regulations including work-related and community safety laws.  The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees and established the Occupational Safety and Health Administration (“OSHA”) in the Department of Labor.  In particular, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances.  In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste.  Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous.  We believe that our operations are in material compliance with OSHA’s health and safety requirements.

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

Employees

As of October 31, 2016, we had approximately 4,700 full-time and part-time employees including approximately 2,900 in the Flight Support Group and approximately 1,800 in the Electronic Technologies Group.  None of our employees are represented by a U.S. domestic union.  Our management believes that we have good relations with our employees.

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

Index

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

Executive Officers of the Registrant

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 13, 2016:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	78	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	51	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	49	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	70	Senior Executive Vice President	—
Carlos L. Macau, Jr.	49	Executive Vice President - Chief Financial Officer and Treasurer	—
Steven M. Walker	52	Chief Accounting Officer and Assistant Treasurer	—

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

Index

Eric A. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida and is a Trustee and Immediate Past Chairman of the Board of Trustees of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Visitors of the Columbia College in New York City.  Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Victor H. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since its formation in September 1996.  He served as our General Counsel from 1993 to 2008 and our Vice President from 1996 to 2001.  In addition, Mr. Mendelson was the Chief Operating Officer of our former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996.  Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  Mr. Mendelson has served as a Director and Audit Committee member of NASDAQ-listed Terrapin 3 Acquisition Corp. since July 2014. Mr. Mendelson is Chairman of the Board of Visitors of Columbia College in New York City, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Past President of the Board of Directors of the Florida Grand Opera.  Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

Thomas S. Irwin has served as our Senior Executive Vice President since June 2012; our Executive Vice President, Chief Financial Officer and Treasurer from September 1991 through May 2012; Senior Vice President and Treasurer from 1986 to 1991; and our Vice President and Treasurer from 1982 to 1986.  Mr. Irwin is a Certified Public Accountant.  He is a Trustee of the Greater Hollywood Chamber of Commerce and a member of Financial Executives International.

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

Index

Steven M. Walker has served as our Chief Accounting Officer since June 2012 and served as our Corporate Controller from 2002 through May 2012. He has also served as our Assistant Treasurer since 2002. Mr. Walker is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Index

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

In fiscal 2016, approximately 65% of the net sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components and homeland security products.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to the risks associated with sales to foreign customers, which could harm our business.

We market our products and services to approximately 100 countries, with approximately 34% of our consolidated net sales in fiscal 2016 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

•	Fluctuations in currency exchange rates;

Index

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

The aviation aftermarket supply industry is highly fragmented, has several highly visible leading companies, and is characterized by intense competition.  Some of our OEM competitors have greater name recognition than HEICO, as well as complementary lines of business and financial, marketing and other resources that HEICO does not have.  In addition, OEMs, aircraft maintenance providers, leasing companies and FAA-certificated repair facilities may attempt to bundle their services and product offerings in the supply industry, thereby significantly increasing industry competition.  Moreover, our smaller competitors may be able to offer more attractive pricing of parts as a result of lower labor costs or other factors.  A variety of potential actions by any of our competitors, including a reduction of product prices or the establishment by

Index

competitors of long-term relationships with new or existing customers, could have a material adverse effect on our business, financial condition and results of operations.  Competition typically intensifies during cyclical downturns in the aviation industry, when supply may exceed demand.  We may not be able to continue to compete effectively against present or future competitors, and competitive pressures may have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill and other intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As a result of our acquisitions, goodwill and intangible assets represent a significant portion of our total assets. As of October 31, 2016 and 2015, goodwill and intangible assets, net of amortization, accounted for approximately 60% of our total assets. We test our goodwill and intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We may not realize the full value of our goodwill and intangible assets, and to the extent that impairment has occurred, we would be required to recognize the impaired portion of such assets in our earnings. An impairment of a significant portion of such assets could have a material adverse effect on our business, financial condition and results of operations.

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

Index

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

We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2016, our effective tax rate was 31.5%.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

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

Index

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

As of December 13, 2016, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 22% of our outstanding Common Stock and approximately 6% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Index

Item 2.    PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate offices.  As of October 31, 2016, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

Flight Support Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (13 states)	669,000	207,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (7 states)	219,000	127,000	Repair and overhaul facilities
International facilities (7 countries) - China, India, Laos, Netherlands, Singapore, Thailand and United Kingdom	92,000	150,000	Manufacturing, engineering and distribution facilities

Electronic Technologies Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (13 states)	575,000	296,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, United Kingdom and Korea	64,000	35,000	Manufacturing and engineering facilities

Corporate

	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	7,000	Administrative offices

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

	Class A Common Stock		Common Stock		Cash Dividends
	High	Low	High	Low	Per Share
Fiscal 2015:
First Quarter	$49.82	$42.40	$62.94	$50.27	$.07
Second Quarter	50.99	42.08	63.25	55.41	—
Third Quarter	54.43	44.25	63.73	52.99	.07
Fourth Quarter	47.16	42.12	55.63	47.24	—

Fiscal 2016:
First Quarter	$50.08	$42.81	$56.77	$47.86	$.08
Second Quarter	51.48	40.10	62.69	51.76	—
Third Quarter	57.82	49.93	69.97	60.34	.08
Fourth Quarter	61.02	56.34	75.01	65.70	—

As of December 13, 2016, there were 359 holders of record of our Class A Common Stock and 353 holders of record of our Common Stock.

Index

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2011 through October 31, 2016.  The NYSE Composite Index measures the performance of all common stocks listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecrafts used for defense purposes.  The total returns include the reinvestment of cash dividends.

	Cumulative Total Return as of October 31,
	2011	2012	2013	2014	2015	2016
HEICO Common Stock	$100.00	$84.91	$154.65	$157.84	$147.13	$197.61
HEICO Class A Common Stock	100.00	97.27	166.40	197.53	189.15	260.68
NYSE Composite Index	100.00	108.70	132.34	143.39	138.31	138.59
Dow Jones U.S. Aerospace Index	100.00	107.54	165.33	169.57	177.56	188.73

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

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00

	1996	1997	1998	1999	2000	2001
HEICO Common Stock	$430.02	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86
NYSE Composite Index	225.37	289.55	326.98	376.40	400.81	328.78
Dow Jones U.S. Aerospace Index	341.65	376.36	378.66	295.99	418.32	333.32

	2002	2003	2004	2005	2006	2007
HEICO Common Stock	$670.39	$1,067.42	$1,366.57	$1,674.40	$2,846.48	$4,208.54
NYSE Composite Index	284.59	339.15	380.91	423.05	499.42	586.87
Dow Jones U.S. Aerospace Index	343.88	393.19	478.49	579.77	757.97	1,000.84

	2008	2009	2010	2011	2012	2013
HEICO Common Stock	$2,872.01	$2,984.13	$4,722.20	$6,557.88	$5,900.20	$10,457.14
NYSE Composite Index	344.96	383.57	427.61	430.46	467.91	569.69
Dow Jones U.S. Aerospace Index	602.66	678.00	926.75	995.11	1,070.15	1,645.24

	2014	2015	2016
HEICO Common Stock	$11,416.51	$10,776.88	$14,652.37
NYSE Composite Index	617.23	595.37	596.57
Dow Jones U.S. Aerospace Index	1,687.41	1,766.94	1,878.10

Index

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In January and July 2016, we paid our 75th and 76th consecutive semi-annual cash dividend since 1979. The semi-annual cash dividend paid in fiscal 2016 of $.08 per share represents a 14% increase over the prior semi-annual cash dividend amount of $.07 per share paid in fiscal 2015. In December 2016, our Board of Directors declared a regular semi-annual cash dividend of $.09 per share payable in January 2017. This cash dividend represents a 13% increase over the prior semi-annual per share amount of $.08. Our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Issuer Purchases of Equity Securities

There were no purchases of our equity securities during the fourth quarter of fiscal 2016.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2016.

Index

Item 6.    SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2016		2015		2014		2013		2012
	(in thousands, except per share data)
Operating Data:
Net sales	$1,376,258		$1,188,648		$1,132,311		$1,008,757		$897,347
Gross profit	515,492		434,179		398,312		371,181		327,436
Selling, general and administrative expenses	250,147		204,523		194,924		187,591		164,142
Operating income	265,345	(3)(4)	229,656		203,388	(6)	183,590		163,294
Interest expense	8,272		4,626		5,441		3,717		2,432
Other (expense) income	(23)		(66)		625		888		313
Net income attributable to HEICO	156,192	(3)(4)	133,364	(5)	121,293	(6)	102,396	(7)	85,147

Weighted average number of common shares outstanding (2)
Basic	67,045		66,740		66,463		66,298		65,861
Diluted	68,170		67,811		67,453		66,982		66,624

Per Share Data: (2)
Net income per share attributable to HEICO shareholders:
Basic	$2.33	(3)(4)	$2.00	(5)	$1.82	(6)	$1.54	(7)	$1.29
Diluted	2.29	(3)(4)	1.97	(5)	1.80	(6)	1.53	(7)	1.28
Cash dividends per share (2)	.160		.140		.470		1.816		.086

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$42,955		$33,603		$20,229		$15,499		$21,451
Total assets	2,039,475		1,736,387		1,489,214		1,533,015		1,192,846
Total debt (including current portion)	458,225		367,598		329,109		377,515		131,820
Redeemable noncontrolling interests	99,512		91,282		39,966		59,218		67,166
Total shareholders’ equity	1,047,705		893,271		774,619		723,235		719,759
__________________

(1)	Results include the results of acquisitions from each respective effective date. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)	All share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in October 2013 and April 2012.

(3)
Includes $3.1 million of acquisition costs incurred in connection with a fiscal 2016 acquisition. These expenses, net of tax, decreased net income attributable to HEICO by $2.0 million, or $.03 per basic and diluted share.

(4)
Includes the aggregate tax benefit from an income tax credit for qualified research and development (“R&D”) activities for the last ten months of fiscal 2015 recognized in fiscal 2016 upon the retroactive and permanent extension in December 2015 of the United States (“U.S.”) federal R&D tax credit, which, net of expenses, increased net income attributable to HEICO by $1.7 million, or $.03 per basic and $.02 per diluted share.

Index

(5)
Includes the aggregate tax benefit from an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 recognized in fiscal 2015 upon the retroactive extension in December 2014 of the U.S. federal R&D tax credit to cover calendar year 2014, which, net of expenses, increased net income attributable to HEICO by $1.8 million, or $.03 per basic and diluted share.

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

(7)
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

The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•
Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; power conversion products serving the high-reliability military, space and commercial avionics end-markets; underwater locator beacons used to locate data and voice recorders utilized on aircraft and marine vessels; electromagnetic interference shielding for commercial and military aircraft operators, traveling wave tube amplifiers and microwave power modules used in radar, electronic warfare, on-board jamming and countermeasure systems, electronics companies and telecommunication equipment suppliers; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to computers; high voltage energy generators, high voltage interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial

Index

markets; high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems; three-dimensional microelectronic and stacked memory products that are principally integrated into larger subsystems equipping satellites and spacecraft; harsh environment connectivity products and custom molded cable assemblies; RF and microwave amplifiers, transmitters and receivers used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems; communications and electronic intercept receivers and tuners for military and intelligence applications; wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market; microwave modules, units and integrated sub-systems for commercial and military satellites; and crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft.

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

In January 2016, we acquired, through HEICO Electronic, all of the limited liability company interests of Robertson Fuel Systems, LLC ("Robertson"). Robertson designs and produces mission-extending, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft.

In December 2015, we acquired, through a subsidiary of HEICO Electronic, certain assets of a company that designs and manufactures underwater locator beacons used to locate aircraft cockpit voice recorders, flight data recorders, marine ship voyage recorders and other devices which have been submerged under water.

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

In August 2015, we acquired, through HEICO Flight Support Corp., 80.1% of the assets and assumed certain liabilities of Aerospace & Commercial Technologies, LLC (“ACT”). ACT is a provider of products and services necessary to maintain up-to-date F-16 fighter aircraft

Index

operational capabilities. The remaining 19.9% continues to be owned by certain members of ACT’s management team.

In May 2015, we acquired, through HEICO Flight Support Corp, all of the stock of Thermal Energy Products, Inc. (“TEP”). TEP engineers, designs and manufactures removable/reusable insulation systems for industrial, commercial, aerospace and defense applications.

In January 2015, we acquired, through HEICO Flight Support Corp., 80.1% of the equity of Harter Aerospace, LLC ("Harter"). Harter is a globally recognized component and accessory maintenance, repair, and overhaul (MRO) station specializing in commercial aircraft accessories, including thrust reverse actuation systems and pneumatics, and electromechanical components. The remaining 19.9% interest continues to be owned by certain members of Harter's management team.

In January 2015, we acquired, through HEICO Flight Support Corp., 80% of the equity of Aeroworks International Holding B.V. (“Aeroworks”). Aeroworks, which is headquartered in the Netherlands and maintains a significant portion of its production facilities in Thailand and Laos, is a manufacturer of both composite and metal parts used primarily in aircraft interior applications, including seating, galleys, lavatories, doors, and overhead bins. The remaining 20% interest continues to be owned by a certain member of Aeroworks' management team.

In June 2014, we created a new legal entity, Seal Q Corp., within HEICO Flight Support Corp., which acquired certain assets and liabilities of Quest Aviation Supply, Inc. (“Quest Aviation”). Quest Aviation is a niche supplier of parts to repair thrust reversers on various aircraft engines.

The purchase price of each of the above referenced acquisitions was paid in cash principally using proceeds from our revolving credit facility. The aggregate amount paid in cash for acquisitions, including additional purchase consideration payments, was $263.8 million, $166.8 million and $8.7 million in fiscal 2016, 2015 and 2014, respectively.

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

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Revisions in cost estimates may be caused by factors such as the price or availability of raw materials and component parts or variations in the amount of labor required and/or the materials necessary to meet customer specifications and requirements. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The percentage of our net sales recognized under the percentage-of-completion method was approximately 3%, 4% and 3% in fiscal 2016, 2015 and 2014, respectively.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material or significant effect on net income or net income per share in fiscal 2016, 2015 and 2014.

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

As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of a market participant. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded to selling, general and administrative ("SG&A") expenses within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2016, 2015 and 2014, $18.9 million, $21.4 million and $1.2 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2016, 2015 and 2014, such fair value measurement adjustments resulted in net increases (or decreases) to SG&A expenses of $3.1 million, $.3 million and ($28.1) million, respectively. For further information regarding our contingent consideration arrangements, see Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Index

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2016, 2015 and 2014, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2016 significantly exceeded its carrying value.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible impairment tests conducted, we did not recognize any impairment losses in fiscal 2016 and 2015; however, we recognized pre-tax impairment losses within the ETG during fiscal 2014 related to the write-down of certain customer relationships, non-amortizing trade names, and intellectual property of $11.2 million, $1.9 million and $1.9 million, respectively, to their estimated fair values.  The impairment losses pertaining to customer relationships and non-amortizing trade names were recorded as a component of SG&A expenses in the Company’s Consolidated Statement of Operations and the impairment losses pertaining to intellectual property were recorded as a component of cost of sales. For additional information regarding the fiscal 2014 impairment losses, including the assumptions made when determining the asset's fair value, see Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2016	2015	2014
Net sales	$1,376,258	$1,188,648	$1,132,311
Cost of sales	860,766	754,469	733,999
Selling, general and administrative expenses	250,147	204,523	194,924
Total operating costs and expenses	1,110,913	958,992	928,923
Operating income	$265,345	$229,656	$203,388

Net sales by segment:
Flight Support Group	$875,870	$809,700	$762,801
Electronic Technologies Group	511,272	390,982	379,404
Intersegment sales	(10,884)	(12,034)	(9,894)
	$1,376,258	$1,188,648	$1,132,311

Operating income by segment:
Flight Support Group	$163,427	$149,798	$136,480
Electronic Technologies Group	126,031	98,833	88,914
Other, primarily corporate	(24,113)	(18,975)	(22,006)
	$265,345	$229,656	$203,388

Net sales	100.0%	100.0%	100.0%
Gross profit	37.5%	36.5%	35.2%
Selling, general and administrative expenses	18.2%	17.2%	17.2%
Operating income	19.3%	19.3%	18.0%
Interest expense	.6%	.4%	.5%
Other (expense) income	—%	—%	.1%
Income tax expense	5.9%	6.0%	5.3%
Net income attributable to noncontrolling interests	1.5%	1.7%	1.5%
Net income attributable to HEICO	11.3%	11.2%	10.7%

Index

Comparison of Fiscal 2016 to Fiscal 2015

Net Sales

Our net sales in fiscal 2016 increased by 16% to a record $1,376.3 million, as compared to net sales of $1,188.6 million in fiscal 2015. The increase in consolidated net sales reflects an increase of $120.3 million (a 31% increase) to a record $511.3 million in net sales within the ETG as well as an increase of $66.2 million (an 8% increase) to a record $875.9 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $107.3 million contributed by our fiscal 2016 and 2015 acquisitions as well as organic growth of 4%. The ETG's organic growth resulted mainly from an aggregate net sales increase of $17.2 million attributed to higher demand from certain space, medical and other electronics products, partially offset by a $3.2 million net sales decrease from lower demand for certain defense products. The net sales increase in the FSG reflects net sales of $40.6 million contributed by our fiscal 2015 acquisitions as well as organic growth of 3%. The FSG's organic growth is principally attributed to increased demand and new product offerings within our aftermarket replacement parts and specialty products lines, resulting in net sales increases of $22.6 million and $10.9 million, respectively. These increases were partially offset by $7.9 million of lower organic net sales from our repair and overhaul parts and services product line. Our repair and overhaul parts and services product line was adversely impacted by the mix of products repaired during fiscal 2016, which required less extensive repair and overhaul services, as well as softer demand from our South American market. The FSG experienced organic revenue growth of 6% in fiscal 2016 excluding our repair and overhaul parts and services product line. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in fiscal 2016.

Our net sales in fiscal 2016 and 2015 by market consisted of approximately 52% and 57%, respectively, from the commercial aviation industry, 34% and 27%, respectively, from the defense and space industries, and 14% and 16%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 37.5% in fiscal 2016 as compared to 36.5% in fiscal 2015, principally reflecting an increase of .9% in the FSG's gross profit margin, partially offset by a .5% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin is principally attributed to increased net sales and a more favorable product mix within our aftermarket replacement parts and specialty products product lines, partially offset by decreased net sales and a less favorable product mix within our repair and overhaul parts and services product line. The decrease in the ETG's gross profit margin is principally attributed to a less favorable product mix for certain space products. Total new product research and development ("R&D") expenses included within our consolidated cost of sales increased to $44.7 million in fiscal 2016 compared to $38.7 million in fiscal 2015.

Our consolidated SG&A expenses were $250.1 million and $204.5 million in fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses principally reflects $21.8

Index

million attributable to the fiscal 2016 and 2015 acquisitions, inclusive of $3.1 million of acquisition costs associated with a fiscal 2016 acquisition, $9.1 million of higher performance-based compensation expense, $3.1 million attributable to changes in the estimated fair value of accrued contingent consideration associated with a prior year acquisition, inclusive of foreign currency transaction adjustments, and a $2.4 million impact from foreign currency transaction adjustments on borrowings denominated in Euros under our revolving credit facility.

Our consolidated SG&A expenses as a percentage of net sales were 18.2% and 17.2% in fiscal 2016 and 2015, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .5% impact from higher performance-based compensation expense and a .2%, .2% and .2% impact from the aforementioned changes in the estimated fair value of accrued contingent consideration, foreign currency transaction adjustments and acquisition costs, respectively.

Operating Income

Our consolidated operating income in fiscal 2016 increased by 16% to a record $265.3 million, up from $229.7 million in fiscal 2015. As a percentage of net sales, our consolidated operating income was 19.3% in both fiscal 2016 and 2015. The increase in consolidated operating income is primarily attributed to a $27.2 million increase (a 28% increase) to a record $126.0 million in operating income of the ETG as well as a $13.6 million increase (a 9% increase) to a record $163.4 million in operating income of the FSG, partially offset by a $5.1 million increase in corporate expenses principally reflecting higher performance-based compensation expense and the previously mentioned foreign currency transaction adjustments on borrowings denominated in Euros. The increase in operating income of the ETG is mainly attributed to the previously mentioned net sales growth, partially offset by a $6.4 million and $5.2 million increase in amortization expense of intangible assets and performance-based compensation expense, respectively, in addition to the impact from the previously mentioned acquisition costs. The increase in operating income of the FSG is mainly attributed to the previously mentioned net sales growth and improved gross profit margin, partially offset by a $4.4 million increase in performance-based compensation expense, the previously mentioned changes in the estimated fair value of accrued contingent consideration and a $3.0 million increase in amortization expense of intangible assets.

Interest Expense

Interest expense increased to $8.3 million in fiscal 2016 from $4.6 million in fiscal 2015. The increase was due to a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2016 and 2015 acquisitions as well as higher interest rates.

Other Expense

Other expense in fiscal 2016 and 2015 was not material.

Index

Income Tax Expense

Our effective tax rate in fiscal 2016 decreased to 31.5% from 31.7% in fiscal 2015. The decrease principally reflects the benefits recognized in fiscal 2016 of a larger income tax credit for qualified R&D activities resulting from the permanent extension of the U.S. federal R&D tax credit in December 2015 and a lower effective state tax rate driven by certain apportionment updates recognized upon the amendment of certain prior year tax returns in fiscal 2016. These decreases were partially offset by the benefits recognized in fiscal 2015 from a prior year tax return amendment for additional foreign tax credits related to R&D activities at one of our foreign subsidiaries and higher net income attributable to noncontrolling interests in subsidiaries structured as partnerships. See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for a detailed analysis of the provision for income taxes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $20.0 million in fiscal 2016 compared to $20.2 million in fiscal 2015.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $156.2 million, or $2.29 per diluted share, in fiscal 2016 from $133.4 million, or $1.97 per diluted share, in fiscal 2015, principally reflecting the previously mentioned increased net sales and operating income.

Outlook

As we look ahead to fiscal 2017, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. During fiscal 2017, we will continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Overall, we are targeting growth in fiscal 2017 full year net sales and net income over fiscal 2016 levels. These estimates exclude additional acquired businesses, if any.

Index

Comparison of Fiscal 2015 to Fiscal 2014

Net Sales

Our net sales in fiscal 2015 increased by 5% to a record $1,188.6 million, as compared to net sales of $1,132.3 million in fiscal 2014. The increase in consolidated net sales reflects an increase of $46.9 million (a 6% increase) to a record $809.7 million in net sales within the FSG as well as an increase of $11.6 million (a 3% increase) to a record $391.0 million in net sales within the ETG. The net sales increase in the FSG reflects net sales of $54.9 million contributed by our fiscal 2015 acquisitions as well as additional net sales in our aftermarket replacement parts and repair and overhaul services product lines of $11.4 million principally from new product and service offerings. The net sales increase within the FSG was partially offset by a $19.4 million organic net sales decrease in our specialty products lines principally reflecting lower net sales of certain industrial products that are attributable to the completion of a customer’s multi-year orders in late fiscal 2014. As a result of the net sales decrease of certain industrial products, the FSG experienced a 1% organic revenue decline in fiscal 2015. Excluding industrial net sales, the FSG experienced organic growth of 3% in fiscal 2015. The net sales increase in the ETG reflects net sales of $8.0 million contributed by a fiscal 2015 acquisition as well as organic growth of 1% resulting from an aggregate net sales increase of $7.6 million attributed to higher demand for certain of our defense, other electronics and aerospace products. The net sales increase within the ETG was partially offset by a $3.9 million net sales decrease from lower demand for certain of the ETG's space and telecommunications products. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in fiscal 2015.

Our net sales in fiscal 2015 and 2014 by market consisted of approximately 57% and 56%, respectively, from the commercial aviation industry, 27% and 26%, respectively, from the defense and space industries, and 16% and 18%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 36.5% in fiscal 2015 as compared to 35.2% in fiscal 2014 and principally reflects an increase of 3.8% in the ETG's gross profit margin as well as a .2% increase in the FSG's gross profit margin. The increase in the ETG's gross profit margin is mainly attributed to a more favorable product mix and increased net sales of certain of our defense products. Total new product R&D expenses included within our consolidated cost of sales increased to $38.7 million in fiscal 2015 compared to $37.4 million in fiscal 2014.

SG&A expenses were $204.5 million and $194.9 million in fiscal 2015 and 2014, respectively, and were a constant 17.2% of net sales in both fiscal 2015 and 2014. The increase in SG&A expenses principally reflects a $28.1 million reduction in the estimated fair value of accrued contingent consideration recorded in the prior year associated with a fiscal 2013 acquisition, partially offset by the impact of $13.1 million of impairment losses recorded in the

Index

prior year related to certain intangible assets of the acquired entity and a $5.2 million decrease in performance-based compensation expense. See Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

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

Index

revolving credit facility in fiscal 2014 associated with our fiscal 2013 acquisitions and the acquisition of certain noncontrolling interests in fiscal 2014.

Other (Expense) Income

Other (expense) income in fiscal 2015 and 2014 was not material.

Income Tax Expense

Our effective tax rate in fiscal 2015 increased to 31.7% from 30.1% in fiscal 2014. The increase is principally due to the impact of a larger nontaxable reduction in accrued contingent consideration during fiscal 2014 associated with a prior year acquisition acquired by means of a stock transaction and the impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan in fiscal 2014 compared to fiscal 2015. These increases were partially offset by an income tax credit for qualified R&D activities for the last ten months of fiscal 2014 that was recognized in the first quarter of fiscal 2015 resulting from the retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014, the benefit of recognizing additional foreign tax credits related to R&D activities at one of our foreign subsidiaries inclusive of amendments to prior year tax returns, and our decision to not make a provision for U.S. income taxes on the undistributed earnings of a fiscal 2015 foreign acquisition. See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for a detailed analysis of the provision for income taxes.

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

Index

Liquidity and Capital Resources

Our capitalization was as follows (in thousands):

	As of October 31,
	2016	2015
Total debt (including current portion)	$458,225	$367,598
Less: Cash and cash equivalents	(42,955)	(33,603)
Net debt (total debt less cash and cash equivalents)	415,270	333,995
Shareholders’ equity	1,047,705	893,271
Total capitalization (debt plus equity)	1,505,930	1,260,869
Net debt to shareholders' equity	40%	37%
Total debt to total capitalization	30%	29%

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2017 are anticipated to approximate $38 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

As of December 13, 2016, we had approximately $353 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $249.2 million in fiscal 2016 and consisted primarily of net income from consolidated operations of $176.2 million, depreciation and amortization expense of $60.3 million (a non-cash item) and an increase in working capital (current assets minus current liabilities) of $8.1 million. Net cash provided by operating activities increased by $76.3 million in fiscal 2016 from $172.9 million in fiscal 2015. The increase in net cash provided by operating activities in fiscal 2016 is principally due to a $36.7 million decrease in working capital, a $22.6 million increase in net income from consolidated operations and a $12.4 million increase in depreciation and amortization expense (a non-cash item). The $36.7 million decrease in working capital is principally attributed to a $36.2 million increase in accrued expenses and other current liabilities, which mainly reflects an increase in deferred revenue attributed to billings in excess of costs and estimated earnings on a fixed price contract for which revenue is being recognized on the percentage-of-completion method and customer deposits received in connection with a contract to provided repair and overhaul services, as well as a higher level of accrued performance-based compensation due to the improved consolidated operating results, and an increase in accrued customer rebates and credits.

Index

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

Net cash provided by operating activities was $190.7 million in fiscal 2014 and consisted primarily of net income from consolidated operations of $138.8 million, depreciation and amortization expense of $47.8 million, a decrease in working capital of $16.0 million, and impairment of intangible assets totaling $15.0 million (a non-cash item), partially offset by a $28.1 million decrease in accrued contingent consideration (a non-cash item) associated with prior year acquisitions.

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2016 primarily relates to several acquisitions aggregating $439.3 million, including $263.8 million in fiscal 2016, $166.8 million in fiscal 2015, and $8.7 million in fiscal 2014.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.
Capital expenditures aggregated $65.5 million over the last three fiscal years, primarily reflecting the expansion, replacement and betterment of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Financing Activities

Net cash provided by financing activities was $56.8 million in fiscal 2016 as compared to $27.3 million in fiscal 2015 and net cash used in financing activities of $160.1 million in fiscal 2014. During the three-year fiscal period ended October 31, 2016, we borrowed an aggregate $545.7 million under our revolving credit facility including borrowings of $260.0 million in fiscal 2016, $173.7 million in fiscal 2015, and $112.0 million in fiscal 2014. The aforementioned borrowings were made principally to fund acquisitions in all years and to make distributions to noncontrolling interests and pay special and extraordinary cash dividends in fiscal 2014. Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Payments on our revolving credit facility aggregated $461.0 million over the last

Index

three fiscal years, including $170.0 million in fiscal 2016, $132.0 million in fiscal 2015, and $159.0 million in fiscal 2014. For the three-year fiscal period ended October 31, 2016, we made distributions to noncontrolling interests aggregating $107.9 million, including $79.2 million in fiscal 2014 and paid an aggregate $51.3 million in cash dividends, including $31.2 million in fiscal 2014.

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

Advances under the Credit Facility accrue interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus the applicable margin (based on our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate is the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms are defined in the Credit Facility. The applicable margin for a LIBOR-based borrowing ranges from .75% to 2.25%. The applicable margin for a Base Rate borrowing ranges from 0% to 1.25%. A fee is charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio). The Credit Facility also includes a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that restrict the amount of certain payments, including dividends, and require, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event our leverage ratio exceeds a specified level, the Credit Facility would become secured by the capital stock owned in substantially all of our subsidiaries. As of October 31, 2016, we were in compliance with all financial and nonfinancial covenants. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the Credit Facility.

Index

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2016
(in thousands):

		Payments due by fiscal period
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Long-term debt obligations (1)	$455,083	$—	$455,083	$—	$—
Capital lease obligations (2)	3,734	554	1,075	998	1,107
Operating lease obligations (3)	56,852	11,787	15,068	11,995	18,002
Purchase obligations (4) (5) (6)	26,600	14,636	11,495	469	—
Other long-term liabilities (7)	549	506	38	5	—
Total contractual obligations	$542,818	$27,483	$482,759	$13,467	$19,109
__________________

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources,” above for additional information regarding our long-term debt obligations.

(2)	Inclusive of $.6 million in interest charges. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for additional information regarding our capital lease obligations.

(3)	See Note 15, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(4)
Includes contingent consideration aggregating $18.9 million related to a fiscal 2015 and 2016 acquisition. See Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

(5)
Also includes an aggregate $3.7 million of commitments principally for capital expenditures and inventory. All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

(6)
The holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests through fiscal 2025.  The Put Rights provide that cash consideration be paid for their equity interests (the “Redemption Amount”). As of October 31, 2016, management’s estimate of the aggregate Redemption Amount of all Put Rights that we could be required to pay is approximately $99.5 million, which is reflected within redeemable noncontrolling interests in our Consolidated Balance Sheet. Of this amount, $4.0 million is included in the table as payable in fiscal 2017 pursuant to the past exercise of such Put Rights by the noncontrolling interest holders of one of our subsidiaries.

(7)
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

Index

Off-Balance Sheet Arrangements

Guarantees

As of October 31, 2016, we have arranged for standby letters of credit aggregating $2.4 million, which are supported by our revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of our insurance company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

Index

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which clarifies how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 provides guidance on eight specific cash flow classification issues including contingent consideration payments made after a business combination, proceeds from corporate-owned life insurance policies and distributions received from equity method investees. ASU 2016-15 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption is permitted. ASU 2016-15 requires a retrospective transition approach for all periods presented. We are currently evaluating the effect the adoption of this guidance will have on our consolidated statement of cash flows.

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

Index

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

•	Defense budget cuts, which could reduce our defense-related revenue.

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

Index

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Based on our aggregate outstanding variable rate debt balance of $455.1 million as of October 31, 2016, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2016 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

We have a few foreign subsidiaries that conduct a portion of their operations in currencies other than the U.S. dollar, or principally in Euros, Canadian dollars and British pounds sterling. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro, Canadian dollar or British pound sterling to the U.S. dollar as of October 31, 2016 would not have a material effect on our results of operations, financial position or cash flows.

Additionally, we have exposure to foreign currency exchange rate fluctuations on the U.S. dollar value of our foreign currency denominated transactions. During fiscal 2015, we borrowed €32 million under our revolving credit facility and used the funds to facilitate an acquisition. A portion of the total consideration for this acquisition is contingently payable upon the acquired entity meeting certain earnings objectives during each of the next three years following the first anniversary of the acquisition. As of October 31, 2016, the estimated fair value of the contingent consideration was €16.1 million and our Euro debt balance, net of cash, was €24.8 million. A hypothetical 10% weakening of the U.S. dollar relative to the Euro as of October 31, 2016 would increase the U.S. dollar equivalent of our net Euro borrowing and Euro denominated contingent consideration liability by $4.5 million in aggregate and decrease operating income by the same amount.

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 15, 2016

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$42,955	$33,603
Accounts receivable, net	202,227	181,593
Inventories, net	286,302	243,517
Prepaid expenses and other current assets	11,674	9,369
Deferred income taxes	41,063	35,530
Total current assets	584,221	503,612

Property, plant and equipment, net	121,611	105,670
Goodwill	865,717	766,639
Intangible assets, net	366,863	272,593
Deferred income taxes	407	847
Other assets	100,656	87,026
Total assets	$2,039,475	$1,736,387

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$411	$357
Trade accounts payable	73,335	64,682
Accrued expenses and other current liabilities	136,053	100,155
Income taxes payable	4,622	3,193
Total current liabilities	214,421	168,387

Long-term debt, net of current maturities	457,814	367,241
Deferred income taxes	105,962	110,588
Other long-term liabilities	114,061	105,618
Total liabilities	892,258	751,834

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests (Note 11)	99,512	91,282

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,972 and 26,906 shares issued and outstanding	270	269
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 40,317 and 39,967 shares issued and outstanding	403	400
Capital in excess of par value	306,328	286,220
Deferred compensation obligation	2,460	1,783
HEICO stock held by irrevocable trust	(2,460)	(1,783)
Accumulated other comprehensive loss	(25,326)	(25,080)
Retained earnings	681,704	548,054
Total HEICO shareholders’ equity	963,379	809,863
Noncontrolling interests	84,326	83,408
Total shareholders’ equity	1,047,705	893,271
Total liabilities and equity	$2,039,475	$1,736,387
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2016	2015	2014

Net sales	$1,376,258	$1,188,648	$1,132,311

Operating costs and expenses:
Cost of sales	860,766	754,469	733,999
Selling, general and administrative expenses	250,147	204,523	194,924

Total operating costs and expenses	1,110,913	958,992	928,923

Operating income	265,345	229,656	203,388

Interest expense	(8,272)	(4,626)	(5,441)
Other (expense) income	(23)	(66)	625

Income before income taxes and noncontrolling interests	257,050	224,964	198,572

Income tax expense	80,900	71,400	59,800

Net income from consolidated operations	176,150	153,564	138,772

Less: Net income attributable to noncontrolling interests	19,958	20,200	17,479

Net income attributable to HEICO	$156,192	$133,364	$121,293

Net income per share attributable to HEICO shareholders:
Basic	$2.33	$2.00	$1.82
Diluted	$2.29	$1.97	$1.80

Weighted average number of common shares outstanding:
Basic	67,045	66,740	66,463
Diluted	68,170	67,811	67,453

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2016	2015	2014

Net income from consolidated operations	$176,150	$153,564	$138,772
Other comprehensive income (loss):
Foreign currency translation adjustments	353	(16,880)	(7,882)
Unrealized loss on defined benefit pension plan, net of tax	(661)	(771)	(551)
Total other comprehensive loss	(308)	(17,651)	(8,433)
Comprehensive income from consolidated operations	175,842	135,913	130,339
Less: Net income attributable to noncontrolling interests	19,958	20,200	17,479
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(62)	(860)	—
Comprehensive income attributable to noncontrolling interests	19,896	19,340	17,479
Comprehensive income attributable to HEICO	$155,946	$116,573	$112,860

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271
Comprehensive income (loss)	9,968	—	—	—	—	—	(246)	156,192	9,928	165,874
Cash dividends ($.16 per share)	—	—	—	—	—	—	—	(10,724)	—	(10,724)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	6,890	—	—	—	—	—	6,892
Share-based compensation expense	—	—	—	6,434	—	—	—	—	—	6,434
Proceeds from stock option exercises	—	—	2	5,922	—	—	—	—	—	5,924
Tax benefit from stock option exercises	—	—	—	868	—	—	—	—	—	868
Distributions to noncontrolling interests	(9,957)	—	—	—	—	—	—	—	(9,060)	(9,060)
Acquisitions of noncontrolling interests	(3,599)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	11,818	—	—	—	—	—	—	(11,818)	—	(11,818)
Deferred compensation obligation	—	—	—	—	677	(677)	—	—	—	—
Other	—	—	—	(6)	—	—	—	—	50	44
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619
Comprehensive income (loss)	6,534	—	—	—	—	—	(16,791)	133,364	12,806	129,379
Cash dividends ($.14 per share)	—	—	—	—	—	—	—	(9,343)	—	(9,343)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	5,752	—	—	—	—	—	5,754
Share-based compensation expense	—	—	—	6,048	—	—	—	—	—	6,048
Proceeds from stock option exercises	—	—	2	3,671	—	—	—	—	—	3,673
Tax benefit from stock option exercises	—	—	—	1,402	—	—	—	—	—	1,402
Noncontrolling interests assumed related to acquisitions	36,224	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,166)	—	—	—	—	—	—	—	(4,533)	(4,533)
Adjustments to redemption amount of redeemable noncontrolling interests	13,724	—	—	—	—	—	—	(13,724)	—	(13,724)
Deferred compensation obligation	—	—	—	—	645	(645)	—	—	—	—
Other	—	—	—	(4)	—	—	—	—	—	(4)
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2013	$59,218	$268	$396	$255,889	$1,138	($1,138)	$144	$349,649	$116,889	$723,235
Comprehensive income (loss)	5,313	—	—	—	—	—	(8,433)	121,293	12,166	125,026
Cash dividends ($.47 per share)	—	—	—	—	—	—	—	(31,215)	—	(31,215)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,504	—	—	—	—	—	5,504
Share-based compensation expense	—	—	1	7,425	—	—	—	—	—	7,426
Proceeds from stock option exercises	—	—	—	708	—	—	—	—	—	708
Tax benefit from stock option exercises	—	—	—	93	—	—	—	—	—	93
Distributions to noncontrolling interests	(5,908)	—	—	—	—	—	—	—	(73,304)	(73,304)
Acquisitions of noncontrolling interests	(1,243)	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interests to noncontrolling interests	(19,383)	—	—	—	—	—	—	—	19,383	19,383
Adjustments to redemption amount of redeemable noncontrolling interests	1,969	—	—	—	—	—	—	(1,969)	—	(1,969)
Other	—	—	—	(268)	—	—	—	(1)	1	(268)
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2016	2015	2014
Operating Activities:
Net income from consolidated operations	$176,150	$153,564	$138,772
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	60,277	47,907	47,757
Impairment of intangible assets	—	—	15,000
Employer contributions to HEICO Savings and Investment Plan	7,020	6,125	6,302
Share-based compensation expense	6,434	6,048	6,426
Increase (decrease) in accrued contingent consideration, net	3,063	293	(28,126)
Foreign currency transaction adjustments, net	13	(3,704)	—
Deferred income tax benefit	(9,194)	(7,080)	(16,745)
Tax benefit from stock option exercises	868	1,402	93
Excess tax benefit from stock option exercises	(881)	(1,402)	(93)
Payment of contingent consideration	(631)	—	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(15,955)	(22,572)	6,999
(Increase) decrease in inventories	(14,421)	(10,187)	126
(Increase) decrease in prepaid expenses and other current assets	(2,356)	1,433	8,033
Increase in trade accounts payable	4,074	3,169	2,511
Increase (decrease) in accrued expenses and other current liabilities	35,279	(883)	(3,090)
Increase in income taxes payable	1,443	373	1,462
Other long-term assets and liabilities, net	(1,999)	(1,623)	5,262
Net cash provided by operating activities	249,184	172,863	190,689

Investing Activities:
Acquisitions, net of cash acquired	(263,811)	(166,784)	(8,737)
Capital expenditures	(30,863)	(18,249)	(16,410)
Other	(2,942)	(973)	(40)
Net cash used in investing activities	(297,616)	(186,006)	(25,187)

Financing Activities:
Borrowings on revolving credit facility	260,000	173,696	112,000
Payments on revolving credit facility	(170,000)	(132,000)	(159,000)
Distributions to noncontrolling interests	(19,017)	(9,699)	(79,212)
Cash dividends paid	(10,724)	(9,343)	(31,215)
Payment of contingent consideration	(6,329)	—	—
Acquisitions of noncontrolling interests	(3,599)	—	(1,243)
Proceeds from stock option exercises	5,924	3,673	708
Excess tax benefit from stock option exercises	881	1,402	93
Revolving credit facility issuance costs	—	—	(767)
Other	(364)	(393)	(1,479)
Net cash provided by (used in) financing activities	56,772	27,336	(160,115)

Effect of exchange rate changes on cash	1,012	(819)	(657)

Net increase in cash and cash equivalents	9,352	13,374	4,730
Cash and cash equivalents at beginning of year	33,603	20,229	15,499
Cash and cash equivalents at end of year	$42,955	$33,603	$20,229
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

The consolidated financial statements include the financial accounts of HEICO Corporation and its subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates two subsidiaries which are 80.1% and 82.3% owned, respectively, and a joint venture, which is 84% owned. Also, HEICO Flight Support Corp. consolidates two subsidiaries which are 80.0% and 84% owned, respectively, three subsidiaries that are each 80.1% owned, and one subsidiary which is 90.1% owned. Furthermore, HEICO Electronic consolidates four subsidiaries, which are 80.1%, 80.1%, 82.5%, and 95.9% owned, respectively, and a wholly owned subsidiary of HEICO Electronic consolidates a subsidiary which is 78% owned. See Note 11, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

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

Index

Cash and Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments such as U.S. Treasury bills and money market funds, without liquidity fees or redemption gates, with an original maturity of three months or less at the time of purchase to be cash equivalents.

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

Business Combinations

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs are generally expensed as incurred and totaled $3.2 million in fiscal 2016. See note 2, Acquisitions, for additional information regarding fiscal 2016 acquisition costs. Acquisition costs were not material in fiscal 2015 or 2014.

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

The Company’s intangible assets not subject to amortization consist principally of its trade names.  The Company’s intangible assets subject to amortization are amortized on the straight-line method (except for certain customer relationships amortized on an accelerated method) over the following estimated useful lives:

Customer relationships	6	to	15	years
Intellectual property	7	to	22	years
Licenses	10	to	17	years
Patents	5	to	20	years
Trade names	8	to	15	years
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

Defined Benefit Pension Plan

In connection with a prior year acquisition, the Company assumed a frozen qualified defined benefit pension plan (the "Plan"). The Plan's benefits are based on employee compensation and years of service; however, the accrued benefit for Plan participants was fixed as of the date of acquisition. The Company uses an actuarial valuation to determine the projected benefit obligation of the Plan and records the difference between the fair value of the Plan's assets and the projected benefit obligation as of October 31 in its Consolidated Balance Sheets. Additionally, any actuarial gain or loss that arises during a fiscal year that is not recognized as a component of net periodic pension income or expense is recorded as a component of other comprehensive income or (loss), net of tax. See Note 10, Employee Retirement Plans, for additional information and disclosures about the Plan.

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from the rendering of services represented less than 10% of consolidated net sales for all periods

Index

presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 3%, 4% and 3% in fiscal 2016, 2015 and 2014, respectively.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling, general and administrative costs are charged to expense as incurred.

Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2016, 2015 or 2014.

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

Stock-Based Compensation

The Company records compensation expense associated with stock options in its Consolidated Statements of Operations based on the grant date fair value of those awards.  The fair value of each stock option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions.  Expected stock price volatility is based on the Company’s historical stock prices over the contractual term of the option grant and other factors.  The risk-free interest rate used is based on the published U.S. Treasury yield curve in effect at the time of the option grant for instruments with a similar life.  The dividend yield reflects the Company’s expected dividend yield at the date of grant.  The expected option life represents the period of time that the stock options are expected to be outstanding, taking into consideration the contractual term of the option grant and employee historical exercise

Index

behavior.  The Company generally recognizes stock option compensation expense ratably over the award’s vesting period.

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which clarifies how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 provides guidance on eight specific cash flow classification issues including contingent consideration payments made after a business combination, proceeds from corporate-owned life insurance policies and distributions received from equity method investees. ASU 2016-15 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption is permitted. ASU 2016-15 requires a retrospective transition approach for all periods presented. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated statement of cash flows.

Index

2.    ACQUISITIONS

Robertson Acquisition

On January 11, 2016, the Company, through HEICO Electronic, acquired all of the limited liability company interests of Robertson Fuel Systems, LLC ("Robertson"). The purchase price of this acquisition was paid in cash using proceeds from the Company’s revolving credit facility. Robertson designs and produces mission-extending, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft. The Company believes that this acquisition is consistent with HEICO’s practice of acquiring outstanding niche designers and manufacturers of critical components in the defense industry and will further enable the Company to broaden its product offerings, technologies and customer base.

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

The following table summarizes the allocation of the total consideration for the acquisition of Robertson to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$93,425
Customer relationships	55,100
Intellectual property	39,600
Trade name	28,400
Inventories	27,417
Property, plant and equipment	7,476
Accounts receivable	4,973
Other assets	1,884
Total assets acquired, excluding cash	258,275

Liabilities assumed:
Accounts payable	4,606
Accrued expenses	647
Total liabilities assumed	5,253
Net assets acquired, excluding cash	$253,022

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocations to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future

Index

earnings potential of Robertson and the value of its assembled workforce that do not qualify for separate recognition. The amortization period of the customer relationships, intellectual property and trade name acquired is 15 years, 22 years and indefinite, respectively. Acquisition costs associated with the purchase of Robertson totaled $3.1 million for fiscal year ended October 31, 2016 and were recorded as a component of SG&A expenses in the Company's Consolidated Statements of Operations. The operating results of Robertson were included in the Company’s results of operations from the effective acquisition date. The Company's consolidated net sales and net income attributable to HEICO for the fiscal year ended October 31, 2016 includes approximately $84.1 million and $12.3 million, respectively, from the acquisition of Robertson, exclusive of the aforementioned acquisition costs. The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility.

The following table presents unaudited pro forma financial information for fiscal 2015 as if the acquisition of Robertson had occurred as of November 1, 2014 (in thousands):

Year ended October 31, 2015
Net sales	$1,275,926
Net income from consolidated operations	$162,645
Net income attributable to HEICO	$142,445
Net income per share attributable to HEICO shareholders:
Basic	$2.13
Diluted	$2.10

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2014. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowing to finance the acquisition, the reclassification of acquisition costs associated with the purchase of Robertson from fiscal 2016 to fiscal 2015, and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Had the acquisition been consummated as of November 1, 2014, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2016 would not have been materially different than the reported amounts.

Index

Other Acquisitions

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

In August 2015, the Company, through HEICO Flight Support Corp., acquired 80.1% of the assets and assumed certain liabilities of Aerospace & Commercial Technologies, LLC (“ACT”). ACT is a provider of products and services necessary to maintain up-to-date F-16 fighter aircraft operational capabilities. The remaining 19.9% continues to be owned by certain members of ACT’s management team (see Note 11, Redeemable Noncontrolling Interests, for additional information).

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

Index

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

In June 2014, the Company created a new legal entity, Seal Q Corp., within HEICO Flight Support Corp., which acquired certain assets and liabilities of Quest Aviation Supply, Inc. (“Quest Aviation”). Quest Aviation is a niche supplier of parts to repair thrust reversers on various aircraft engines.

Unless otherwise noted, the purchase price of each of the above referenced other acquisitions was paid in cash principally using proceeds from the Company's revolving credit facility and is not material or significant to the Company's consolidated financial statements.

The following table summarizes the aggregate total consideration for the Company's other acquisitions (in thousands):

	Year ended October 31,
	2016	2015	2014
Cash paid	$11,000	$171,829	$6,759
Less: cash acquired	—	(5,062)	—
Cash paid, net	11,000	166,767	6,759
Contingent purchase consideration	1,225	21,355	—
Additional purchase consideration	—	(211)	(56)
Total consideration	$12,225	$187,911	$6,703

Index

The following table summarizes the allocation of the aggregate total consideration for the Company's other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

	Year ended October 31,
	2016	2015	2014
Assets acquired:
Identifiable intangible assets	$5,100	$102,981	$3,400
Goodwill	6,876	88,602	2,552
Inventories	249	18,055	247
Property, plant and equipment	—	16,031	248
Accounts receivable	—	10,719	256
Other assets	—	2,571	12
Total assets acquired, excluding cash	12,225	238,959	6,715

Liabilities assumed:
Deferred income taxes	—	6,788	—
Accounts payable	—	4,845	—
Accrued expenses	—	2,570	12
Other liabilities	—	621	—
Total liabilities assumed	—	14,824	12

Noncontrolling interests in consolidated subsidiaries	—	36,224	—

Net assets acquired, excluding cash	$12,225	$187,911	$6,703

During fiscal 2016, the Company recorded certain immaterial measurement period adjustments to the allocation of the total consideration for its fiscal 2015 acquisitions, which are reflected in the table above. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of MMS, ACT, Harter and Aeroworks benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in MMS, ACT, Harter and Aeroworks was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the Company's fiscal 2016 acquisition were included in the Company's results of operations from the effective acquisition date. The amount of net sales and earnings of the Company's fiscal 2016 acquisition included in the Consolidated Statement of Operations is not material. Had the fiscal 2016 acquisition been consummated as of November 1, 2014, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma

Index

basis for fiscal 2016 and 2015 would not have been materially different than the reported amounts.

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

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the fiscal 2015 acquisitions had taken place as of November 1, 2013. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisitions and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold.

Additional Purchase Consideration

During fiscal 2014, the Company made additional purchase consideration payments in cash of $2.0 million in aggregate pursuant to the terms of the purchase agreements related to certain prior year acquisitions.

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2016	2015
Accounts receivable	$205,386	$183,631
Less: Allowance for doubtful accounts	(3,159)	(2,038)
Accounts receivable, net	$202,227	$181,593

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
(in thousands)	2016	2015
Costs incurred on uncompleted contracts	$19,086	$22,645
Estimated earnings	13,887	16,116
	32,973	38,761
Less: Billings to date	(39,142)	(36,442)
	($6,169)	$2,319
Included in the accompanying Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$4,839	$6,263
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(11,008)	(3,944)
	($6,169)	$2,319

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2016, 2015 or 2014.

Inventories

	As of October 31,
(in thousands)	2016	2015
Finished products	$131,008	$119,262
Work in process	36,076	32,201
Materials, parts, assemblies and supplies	117,153	89,739
Contracts in process	3,253	4,521
Less: Billings to date	(1,188)	(2,206)
Inventories, net of valuation reserves	$286,302	$243,517

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

	As of October 31,
(in thousands)	2016	2015
Land	$5,090	$5,060
Buildings and improvements	79,205	70,626
Machinery, equipment and tooling	171,717	152,022
Construction in progress	10,453	4,668
	266,465	232,376
Less: Accumulated depreciation and amortization	(144,854)	(126,706)
Property, plant and equipment, net	$121,611	$105,670

The amounts set forth above include tooling costs having a net book value of $7.7 million and $6.5 million as of October 31, 2016 and 2015, respectively. Amortization expense on capitalized tooling was $2.9 million, $2.4 million and $2.4 million in fiscal 2016, 2015 and 2014, respectively.

The amounts set forth above also include $4.8 million and $3.7 million of assets under capital leases as of October 31, 2016 and October 31, 2015, respectively. Accumulated depreciation associated with the assets under capital leases was $.9 million and $.7 million as of October 31, 2016 and October 31, 2015, respectively. See Note 5, Long-Term Debt, for additional information pertaining to these capital lease obligations.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $20.4 million, $17.8 million and $17.1 million in fiscal 2016, 2015 and 2014, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2016	2015
Accrued employee compensation and related payroll taxes	$67,660	$53,238
Deferred revenue	32,135	16,498
Accrued customer rebates and credits	11,881	8,072
Accrued additional purchase consideration	6,918	6,859
Other	17,459	15,488
Accrued expenses and other current liabilities	$136,053	$100,155

The increase in accrued employee compensation and related payroll taxes principally reflects a higher level of accrued performance-based compensation based on the improved consolidated operating results. The increase in deferred revenue is primarily attributed to billings in excess of costs and estimated earnings on a fixed price contract for which revenue is being recognized on the percentage-of-completion method and customer deposits received in connection with a contract to provided repair and overhaul services. The total customer rebates

Index

and credits deducted within net sales in fiscal 2016, 2015 and 2014 was $10.8 million, $4.7 million and $8.3 million, respectively. The increase in total customer rebates and credits deducted within net sales in fiscal 2016 and the amount of accrued customer rebates and credits principally reflects an increase in the net sales volume of certain customers eligible for rebates.

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock.  The LCP does not provide for diversification of a director’s assets allocated to Company common stock.  The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the LCP charged to income in fiscal 2016, 2015 and 2014 totaled $6.8 million, $5.7 million and $5.3 million, respectively.  The aggregate liabilities of the LCP were $87.9 million and $76.2 million as of October 31, 2016 and 2015, respectively, and are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $88.5 million and $77.1 million as of October 31, 2016 and 2015, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $4.7 million and $4.5 million as of October 31, 2016 and 2015, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan formerly available to selected employees.  The Company makes no contributions to this plan. The assets of this plan, which equaled the deferred compensation liability as of October 31, 2016 and 2015, respectively, are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets. Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2016	2015	2014
R&D expenses	$44,726	$38,747	$37,377

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss during fiscal 2016 and 2015 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2014	($8,348)	$59	($8,289)
Unrealized loss	(16,020)	(771)	(16,791)
Balances as of October 31, 2015	(24,368)	(712)	(25,080)
Unrealized gain (loss)	415	(661)	(246)
Balances as of October 31, 2016	($23,953)	($1,373)	($25,326)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during fiscal 2016 and 2015 by operating segment are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2014	$282,407	$403,864	$686,271
Goodwill acquired	56,441	32,703	89,144
Foreign currency translation adjustments	(1,341)	(7,435)	(8,776)
Balances as of October 31, 2015	337,507	429,132	766,639
Goodwill acquired	—	100,301	100,301
Foreign currency translation adjustments	(256)	(425)	(681)
Adjustments to goodwill	(570)	28	(542)
Balances as of October 31, 2016	$336,681	$529,036	$865,717

The goodwill acquired during fiscal 2016 and 2015 relates to the acquisitions consummated in those respective years as described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments reflect unrealized translation losses on the goodwill recognized in

Index

connection with the acquisition of foreign subsidiaries and are included in other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2015 acquisitions. The Company estimates that all of the goodwill acquired in fiscal 2016 and approximately $60 million of the goodwill acquired in fiscal 2015 is deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2016, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Identifiable intangible assets consist of the following (in thousands):

	As of October 31, 2016			As of October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$248,271	($88,829)	$159,442	$190,450	($63,461)	$126,989
Intellectual property	139,817	(33,291)	106,526	98,143	(22,912)	75,231
Licenses	6,559	(2,325)	4,234	4,200	(1,882)	2,318
Non-compete agreements	811	(811)	—	914	(914)	—
Patents	779	(480)	299	746	(447)	299
Trade names	466	(77)	389	166	(38)	128
	396,703	(125,813)	270,890	294,619	(89,654)	204,965
Non-Amortizing Assets:
Trade names	95,973	—	95,973	67,628	—	67,628
	$492,676	($125,813)	$366,863	$362,247	($89,654)	$272,593

The increase in the gross carrying amount of customer relationships, intellectual property, and amortizing and non-amortizing trade names as of October 31, 2016 compared to October 31, 2015 principally relates to such intangible assets recognized in connection with the fiscal 2016 acquisitions (See Note 2, Acquisitions).

Amortization expense related to intangible assets was $36.4 million, $27.0 million and $27.7 million in fiscal 2016, 2015 and 2014, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $36.6 million in fiscal 2017, $34.6 million in fiscal 2018, $32.4 million in fiscal 2019, $29.8 million in fiscal 2020, $27.2 million in fiscal 2021 and $110.3 million thereafter.

Index

5.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of October 31,
	2016	2015
Borrowings under revolving credit facility	$455,083	$365,203
Capital leases	3,142	2,395
	458,225	367,598
Less: Current maturities of long-term debt	(411)	(357)
	$457,814	$367,241

The Company's borrowings under its revolving credit facility mature in fiscal 2019. As of October 31, 2016 and 2015, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.6% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2016, the Company was in compliance with all such covenants.

During fiscal 2015, the Company elected to borrow €32 million under its revolving credit facility, which allows for borrowings made in foreign currencies up to a $50 million sublimit. The funds were used to facilitate a fiscal 2015 acquisition. As of October 31, 2016, the U.S. dollar equivalent of the Company's Euro borrowing was $35.1 million.

Capital Lease Obligations

A subsidiary of HEICO Electronic is a party to a capital lease for a manufacturing facility and related property in France.  The lease contains a bargain purchase option and has a twelve-year term, which began in fiscal 2011. Additionally, the subsidiary is a party to certain capital leases, principally for office equipment, with lease terms of approximately five years. Furthermore, a subsidiary of HEICO Flight Support Corp. entered into a ten-year capital lease for a manufacturing facility during fiscal 2016. The estimated future minimum lease payments of all capital leases for the next five fiscal years and thereafter are as follows (in thousands):

Year ending October 31,
2017	$554
2018	537
2019	538
2020	501
2021	497
Thereafter	1,107
Total minimum lease payments	3,734
Less: amount representing interest	(592)
Present value of minimum lease payments	$3,142

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

Index

6.    INCOME TAXES

The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2016	2015	2014
Domestic	$227,927	$206,612	$185,842
Foreign	29,123	18,352	12,730
Income before taxes and noncontrolling interests	$257,050	$224,964	$198,572

The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2016	2015	2014
Current:
Federal	$75,261	$65,857	$63,264
State	7,463	8,559	10,145
Foreign	7,370	4,064	3,136
	90,094	78,480	76,545
Deferred:
Federal	(5,979)	(4,459)	(14,000)
State	(2,587)	(1,907)	(2,871)
Foreign	(628)	(714)	126
	(9,194)	(7,080)	(16,745)
Total income tax expense	$80,900	$71,400	$59,800

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	1.7%	2.4%	2.9%
Research and development tax credits	(2.7%)	(1.9%)	(1.2%)
Domestic production activities tax deduction	(1.3%)	(1.2%)	(1.6%)
Foreign tax differential, where permanently reinvested outside of the U.S.	(.8%)	(.8%)	—%
Noncontrolling interests’ share of income	(.7%)	(1.3%)	(1.0%)
Nontaxable reduction in accrued contingent consideration	—%	(.2%)	(3.4%)
Tax-exempt (gains) losses on corporate-owned life insurance policies	(.1%)	.1%	(.6%)
Other, net	.4%	(.4%)	—%
Effective tax rate	31.5%	31.7%	30.1%

Index

The Company's effective tax rate in fiscal 2016 decreased to 31.5% from 31.7% in fiscal 2015. The decrease principally reflects the benefits recognized in fiscal 2016 of a larger income tax credit for qualified R&D activities resulting from the permanent extension of the U.S. federal R&D tax credit in December 2015 and a lower effective state tax rate driven by certain apportionment updates recognized upon the amendment of certain prior year tax returns in fiscal 2016. These decreases were partially offset by the benefits recognized in fiscal 2015 from a prior year tax return amendment for additional foreign tax credits related to R&D activities at one of our foreign subsidiaries and higher net income attributable to noncontrolling interests in subsidiaries structured as partnerships.

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

The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2012.

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

Index

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2016	2015
Deferred tax assets:
Deferred compensation liability	$36,134	$31,520
Inventories	27,969	24,912
Share-based compensation	11,338	9,333
Bonus accrual	4,744	3,791
Vacation accrual	2,127	1,836
R&D related carryforward	2,057	1,826
Customer rebates accrual	1,917	1,236
Deferred revenue	1,365	2,005
Other	8,489	7,450
Total deferred tax assets	96,140	83,909

Deferred tax liabilities:
Goodwill and other intangible assets	(150,185)	(148,448)
Property, plant and equipment	(8,291)	(7,667)
Other	(2,156)	(2,005)
Total deferred tax liabilities	(160,632)	(158,120)
Net deferred tax liability	($64,492)	($74,211)

The net deferred tax liability is classified in the Company’s Consolidated Balance Sheets as follows (in thousands):

	As of October 31,
	2016	2015
Current asset	$41,063	$35,530
Long-term asset	407	847
Long-term liability	(105,962)	(110,588)
Net deferred tax liability	($64,492)	($74,211)

The Company's deferred income tax benefit was $9.2 million, $7.1 million and $16.7 million in fiscal 2016, 2015 and 2014, respectively. The larger deferred income tax benefit recognized in fiscal 2014 is principally due to the impact of impairment losses recorded in fiscal 2014 related to certain intangible assets recognized in connection with a fiscal 2013 acquisition, long-term deferred revenue recognized in fiscal 2014, and the impact from the timing of the extension of the bonus depreciation allowance on new property, plant and equipment that resulted in only two months of such allowance recognized in fiscal 2014.

Index

As of October 31, 2016 and 2015, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $1.6 million and $.8 million, respectively, of which $1.0 million and $.5 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2016 and 2015 is as follows (in thousands):

	Year ended October 31,
	2016	2015
Balances as of beginning of year	$787	$879
Increases related to current year tax positions	524	279
Increases related to prior year tax positions	521	30
Decreases related to prior year tax positions	(14)	(80)
Settlements	—	(118)
Lapse of statutes of limitations	(216)	(203)
Balances as of end of year	$1,602	$787

Index

7.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$86,004	$—	$86,004
Money market funds	2,515	—	—	2,515
Equity securities	1,832	—	—	1,832
Mutual funds	1,758	—	—	1,758
Other	1,043	50	—	1,093
Total assets	$7,148	$86,054	$—	$93,202

Liabilities:
Contingent consideration	$—	$—	$18,881	$18,881

	As of October 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$73,238	$—	$73,238
Money market funds	3,832	—	—	3,832
Equity securities	1,845	—	—	1,845
Mutual funds	1,665	—	—	1,665
Other	946	50	—	996
Total assets	$8,288	$73,288	$—	$81,576

Liabilities:
Contingent consideration	$—	$—	$21,405	$21,405

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

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $2.0 million in aggregate during the five year period following the acquisition. As of October 31, 2016, the estimated fair value of the contingent consideration was $1.3 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €24.4 million in aggregate, should the acquired entity meet certain earnings objectives during each of the first four years following the acquisition. During fiscal 2016, the Company paid €6.1 million, or $7.0 million, of contingent consideration based on the actual earnings of the acquired entity during the first year following the acquisition. As of October 31, 2016, the estimated fair value of the remaining contingent consideration was €16.1 million, or $17.6 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2013, the Company may have been obligated to pay contingent consideration of up to $20.0 million had the acquired entity met certain earnings objectives during the last three months of the calendar year of acquisition and may have been obligated to pay contingent consideration of up to $30.0 million had the acquired entity met certain earnings objectives during calendar years 2014 and 2015. In December 2013, the acquired entity incurred unanticipated costs associated with certain contracts for which revenue is recognized on the percentage-of-completion method and as a result, did not meet its calendar 2013 related earnings objectives. Accordingly, the $7.0 million estimated fair value of the contingent consideration accrued as of October 31, 2013 was recorded as a reduction to SG&A expenses in the Company's Consolidated Statement of Operations in the first quarter of fiscal 2014. During fiscal 2014, management revised its earnings estimates due to less favorable projected market conditions during the earnout period for certain of the space products the subsidiary produces. Accordingly, $12.5 million of the $13.7 million estimated fair value of the contingent consideration accrued as of October 31, 2013 was recorded as a reduction to SG&A expenses in fiscal 2014. The remaining $1.2 million accrued contingent consideration as of October 31, 2014 was recorded as a reduction of SG&A expenses in fiscal 2015. Additionally, the aforementioned market conditions resulted in the Company concluding it had a triggering event requiring assessment of impairment of the subsidiary's intangible assets during fiscal 2014. Please see below for further information pertaining to the measurement and recognition of impairment losses associated with the intangible assets of this subsidiary.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2012, the Company may have been obligated to pay contingent consideration of up to $14.6 million in aggregate had the acquired entity met certain earnings objectives during each of the first five years following the anniversary date of the acquisition. During fiscal 2014, management revised its earnings estimates due to less favorable projected market conditions during the earnout period. Accordingly, the $8.6 million estimated fair value of the contingent consideration accrued as of October 31, 2013 was recorded as a reduction to SG&A expenses in the Company's Consolidated Statement of Operations in fiscal 2014. Additionally, the aforementioned conditions resulted in

Index

the Company concluding it had a triggering event requiring assessment of impairment of the subsidiary's intangible assets during fiscal 2014. Please see below for further information pertaining to the measurement and recognition of impairment losses associated with the intangible assets of this subsidiary. As of October 31, 2016, the Company did not have any contingent consideration accrued pertaining to this acquisition.

The estimated fair value of the fiscal 2016 and 2015 contingent consideration arrangements described above are classified within Level 3 and were determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate reflecting the credit risk of a market participant. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's consolidated statements of operations.

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of October 31, 2016 are as follows:

	Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(3%)	-	11%	2%	-	20%
Weighted average discount rate	3.4%			1.7%

Index

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) during fiscal 2016 and 2015 are as follows (in thousands):

Liabilities
Balance as of October 31, 2014	$1,184
Contingent consideration related to acquisition	21,355
Increase in accrued contingent consideration, net	293
Foreign currency transaction adjustments	(1,427)
Balance as of October 31, 2015	21,405
Increase in accrued contingent consideration	3,063
Contingent consideration related to acquisition	1,225
Payment of contingent consideration	(6,960)
Foreign currency transaction adjustments	148
Balance as of October 31, 2016	$18,881

Included in the accompanying Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$6,918
Other long-term liabilities	11,963
$18,881

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within SG&A expenses in the Company's Consolidated Statements of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2016 and 2015.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2016 due to the relatively short maturity of the respective instruments.  The carrying amount of long-term debt approximates fair value due to its variable interest rates.

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

Index

8.    SHAREHOLDERS’ EQUITY

Common Stock and Class A Common Stock

The Company has two classes of common stock that are virtually identical in all economic respects except voting rights. Each share of Common Stock is entitled to one vote per share.  Each share of Class A Common Stock is entitled to a 1/10 vote per share.  Holders of the Company’s common stock are entitled to receive dividends and other distributions payable in cash, property, stock or otherwise, when and if declared by the Board of Directors. In the event of liquidation, after payment of debts and other liabilities of the Company, the remaining assets of the Company will be distributable ratably among the holders of both classes of common stock.

Share Repurchases

In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2016, the maximum number of shares that may yet be purchased under this program was 2,501,813 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2016, 2015 and 2014, the Company did not repurchase any shares of Company common stock under this program.

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

Index

9.    SHARE-BASED COMPENSATION

The Company may grant various forms of share-based compensation awards including stock options, restricted stock, restricted stock awards and stock appreciation rights through the HEICO Corporation 2012 Incentive Compensation Plan (“2012 Plan”). The 2012 Plan became effective in fiscal 2012, the same time the Company's 2002 Stock Option Plan (“2002 Plan”) expired. Also, in fiscal 2012, the Company made a decision to no longer issue options under its Non-Qualified Stock Option Plan (“NQSOP”). Options outstanding under the 2002 Plan and NQSOP may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2012 Plan is 2.7 million plus any options outstanding under the 2002 Plan and NQSOP as of the 2012 Plan's effective date that are subsequently forfeited or expire.  A total of approximately 4.3 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2016, including 3.3 million shares currently under option and 1.0 million shares available for future grants.

Stock options granted pursuant to the 2012 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.  The exercise price per share of a stock option granted under the 2012 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years after the date of grant.  Options issued under the 2012 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options and no incentive stock options were outstanding as of October 31, 2016.  The 2012 Plan will terminate no later than the tenth anniversary of its effective date.

Index

Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2013	1,840	3,142	$21.48
Granted	(161)	161	$43.37
Stock award issuance	(62)	—	$—
Exercised	—	(39)	$18.36
Outstanding as of October 31, 2014	1,617	3,264	$22.59
Granted	(291)	291	$51.85
Exercised	—	(220)	$16.85
Outstanding as of October 31, 2015	1,326	3,335	$25.52
Granted	(300)	300	$46.05
Exercised	—	(291)	$20.41
Cancelled	6	(6)	$36.37
Outstanding as of October 31, 2016	1,032	3,338	$27.79

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2016 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,676	$25.08	4.3	$71,196
Class A Common Stock	1,662	$30.52	6.0	49,002
	3,338	$27.79	5.2	$120,198

	Options Exercisable
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,446	$21.05	3.6	$67,257
Class A Common Stock	916	$23.37	4.8	33,553
	2,362	$21.95	4.1	$100,810

Index

Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2016	2015	2014
Cash proceeds from stock option exercises	$5,924	$3,673	$708
Tax benefit realized from stock option exercises	868	1,402	93
Intrinsic value of stock option exercises	9,751	6,958	929

Net income attributable to HEICO for the fiscal years ended October 31, 2016, 2015 and 2014 includes compensation expense of $6.4 million, $5.8 million and $6.2 million, respectively, and an income tax benefit of $2.4 million, $2.2 million and $2.4 million, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2016, there was $14.4 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 3.2 years.  The total fair value of stock options that vested in fiscal 2016, 2015 and 2014 was $5.8 million, $5.5 million and $5.9 million, respectively.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2016 would become immediately exercisable.

For the fiscal years ended October 31, 2016, 2015 and 2014, the excess tax benefit resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised was $.9 million, $1.4 million and $.1 million, respectively, and is presented as a financing activity in the Company’s Consolidated Statements of Cash Flows.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the fiscal years ended October 31, 2016, 2015 and 2014:

	2016		2015		2014
	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock	Class A Common Stock
Expected stock price volatility	39.63%	32.52%	39.96%	36.51%	38.04%
Risk-free interest rate	2.16%	1.82%	2.30%	2.12%	2.06%
Dividend yield	.24%	.32%	.24%	.32%	.38%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	9	6	9	7	7
Weighted average fair value	$23.62	$15.47	$28.46	$19.59	$17.23

In fiscal 2014, the Company issued 24,982 shares of Class A Common Stock in lieu of cash to satisfy an employee bonus award, which was accrued in fiscal 2013. Pursuant to the terms of the 2012 Plan, this stock award reduced the share reserve for issuance under the 2012 Plan by 62,455 shares.

Index

10.    EMPLOYEE RETIREMENT PLANS

The HEICO Savings and Investment Plan (the “401(k) Plan”) is a qualified defined contribution retirement plan under which eligible employees of the Company and its participating subsidiaries may make Elective Deferral Contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code.  The Company generally makes a 25% or 50% Employer Matching Contribution, as determined by the Board of Directors, based on a participant’s Elective Deferral Contribution up to 6% of the participant’s Compensation for the Elective Deferral Contribution period.  The 401(k) Plan also provides that the Company may make additional Employer Contributions. Employer Contributions may be contributed in the form of the Company’s common stock or cash, as determined by the Company. Employer Contributions awarded in the form of Company common stock are valued based on the fair value of the underlying shares as of the effective date of contribution. Employer Contributions may be diversified by a participant into any of the participant-directed investment options of the 401(k) Plan; however, Employee Contributions may not be invested in Company common stock. Unless specified otherwise, all capitalized terms herein are defined in the 401(k) Plan document.

Participants receive 100% vesting in Employee Contributions and on cash dividends received on Company common stock.  Vesting in Employer Contributions is based on a participant’s number of Years of Service.  Employer Contributions to the 401(k) Plan charged to income in fiscal 2016, 2015 and 2014 totaled $7.0 million, $6.1 million and $6.3 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2013	125	125
Issuance of common stock to 401(k) Plan	(57)	(57)
Shares available for issuance as of October 31, 2014	68	68
Issuance of common stock to 401(k) Plan	(54)	(54)
Shares available for issuance as of October 31, 2015	14	14
Shares registered for issuance to the 401(k) Plan	300	300
Issuance of common stock to 401(k) Plan	(62)	(62)
Shares available for issuance as of October 31, 2016	252	252

As previously mentioned in Note 1, Summary of Significant Accounting Policies, the Company acquired a frozen qualified defined benefit pension plan in connection with a prior year acquisition.

Index

Changes in the Plan's projected benefit obligation and plan assets during fiscal 2016 and 2015 are as follows (in thousands):

Change in projected benefit obligation:
Projected benefit obligation as of October 31, 2014	$13,815
Actuarial loss	716
Interest cost	561
Benefits paid	(924)
Projected benefit obligation as of October 31, 2015	14,168
Actuarial loss	655
Interest cost	613
Benefits paid	(925)
Projected benefit obligation as of October 31, 2016	$14,511

Change in plan assets:
Fair value of plan assets as of October 31, 2014	$11,359
Actual return on plan assets	254
Employer contributions	78
Benefits paid	(924)
Fair value of plan assets as of October 31, 2015	10,767
Actual return on plan assets	263
Employer contributions	405
Benefits paid	(925)
Fair value of plan assets as of October 31, 2016	$10,510

Funded status as of October 31, 2015	($3,401)
Funded status as of October 31, 2016	($4,001)

The $4.0 million and $3.4 million difference between the projected benefit obligation and fair value of plan assets as of October 31, 2016 and October 31, 2015, respectively, is included in other long-term liabilities within the Company's Consolidated Balance Sheets. Additionally, the Plan experienced a $1.1 million and $1.2 million unrealized loss during fiscal 2016 and 2015, respectively, that was recognized in other comprehensive income (loss) where it is reported net of ($.4) million of tax in each year. The total unrealized loss in accumulated other comprehensive loss that has yet to be recognized as a component of net periodic pension income (expense) as of October 31, 2016 is $2.2 million (pre-tax), of which the Company expects to recognize less than $.1 million during fiscal 2017.

Index

Weighted average assumptions used to determine the projected benefit obligation are as follows:

	As of October 31,
	2016	2015
Discount rate	3.99%	4.47%

Weighted average assumptions used to determine net pension income are as follows:

	Year ended October 31,
	2016	2015	2014
Discount rate	4.47%	4.20%	4.79%
Expected return on plan assets	6.75%	6.75%	6.75%

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

Components of net pension income that were recorded within the Company's Consolidated Statements of Operations are as follows (in thousands):

	Year ended October 31,
	2016	2015	2014
Expected return on plan assets	$702	$738	$739
Interest cost	613	561	610
Net pension income	$89	$177	$129

The Company anticipates making contributions of $.4 million to the Plan during fiscal 2017. Estimated future benefit payments to be made during each of the next five fiscal years and in aggregate during the succeeding five fiscal years are as follows (in thousands):

Year ending October 31,
2017	$921
2018	895
2019	925
2020	926
2021	904
2022-2026	4,424

Index

The fair value of the Plan's assets are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed income securities	$5,219	$—	$—	$5,219
Equity securities	5,149	—	—	5,149
Money market funds and cash	142	—	—	142
	$10,510	$—	$—	$10,510

	As of October 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed income securities	$5,372	$—	$—	$5,372
Equity securities	5,280	—	—	5,280
Money market funds and cash	115	—	—	115
	$10,767	$—	$—	$10,767

Fixed income securities consist of investments in mutual funds. Equity securities consist of investments in common stocks, mutual funds and exchange traded funds.

The Plan's actual and targeted asset allocations by investment category are as follows:

	As of October 31,
	2016		2015
	Actual	Target	Actual	Target
Fixed income securities	50%	50%	50%	50%
Equity securities	49%	50%	49%	50%
Money market funds and cash	1%	—%	1%	—%
	100%	100%	100%	100%

Index

11.    REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2025.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of October 31, 2016, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is approximately $99.5 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of October 31, 2016 redeemable at fair value is approximately $85.6 million and the portion redeemable based solely on a multiple of future earnings is approximately $13.9 million.

A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries as of October 31, 2016 is as follows;

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period (Years)
2005	ETG	95.9%	2017 (1)	4 (2)
2006	FSG	80.1%	2017 (1)	4
2008	FSG	82.3%	2017 (1)	5
2009	ETG	82.5%	2017 (1)	1
2011	FSG	90.1%	N/A (3)	1 (4)
2012	ETG	78.0%	2017	2
2012	FSG	84.0%	2018	4
2012	FSG	80.1%	2019	4
2015	FSG	80.0%	2019	4
2015	FSG	80.1%	2020	4
2015	ETG	80.1%	2020	2
2015	FSG	80.1%	2022	4

(1) Currently puttable
(2) A portion is to be purchased in a lump sum
(3) Put Right previously exercised
(4) Represents remaining purchase period for previously exercised Put Right

The estimated aggregate Redemption Amount of the Put Rights that are currently puttable or becoming puttable during fiscal 2017 is approximately $28.2 million, of which approximately

Index

$17.6 million would be payable in fiscal 2017 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2017. The estimated Redemption Amount of the remaining Put Rights previously exercised is $4.0 million, all of which is payable in fiscal 2017. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same period.

During fiscal 2016, the holders of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2011 exercised their option to cause the Company to purchase their interests over a two-year period ending in fiscal 2017.  Accordingly, the Company’s ownership interest in the subsidiary increased to 90.1% effective March 2016.

The $3.6 million Redemption Amount for the redeemable noncontrolling interests acquired in fiscal 2016 and the $1.2 million Redemption Amount for the redeemable noncontrolling interest acquired in fiscal 2013 that was paid in fiscal 2014 were paid using cash provided by operating activities.

12.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2016	2015	2014
Numerator:
Net income attributable to HEICO	$156,192	$133,364	$121,293

Denominator:
Weighted average common shares outstanding - basic	67,045	66,740	66,463
Effect of dilutive stock options	1,125	1,071	990
Weighted average common shares outstanding - diluted	68,170	67,811	67,453

Net income per share attributable to HEICO shareholders:
Basic	$2.33	$2.00	$1.82
Diluted	$2.29	$1.97	$1.80

Anti-dilutive stock options excluded	580	412	430

Index

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
2016	$306,227	$350,648	$356,084	$363,299
2015	$268,185	$291,421	$300,370	$328,672
Gross profit:
2016	$112,196	$134,029	$133,583	$135,684
2015	$93,797	$105,494	$108,092	$126,796
Net income from consolidated operations:
2016	$35,924	$43,729	$46,976	$49,521
2015	$32,091	$38,504	$38,938	$44,031
Net income attributable to HEICO:
2016	$31,271	$38,657	$42,002	$44,262
2015	$27,640	$33,105	$34,369	$38,250
Net income per share attributable to HEICO:
Basic:
2016	$.47	$.58	$.63	$.66
2015	$.42	$.50	$.51	$.57
Diluted:
2016	$.46	$.57	$.62	$.65
2015	$.41	$.49	$.51	$.56

During the first quarter of fiscal 2016, the Company incurred $3.1 million of acquisition costs in connection with a fiscal 2016 acquisition. These expenses, net of tax, decreased net income attributable to HEICO by $2.0 million, or $.03 per basic and diluted share.

During the first quarter of fiscal 2016, the Company recognized an income tax credit for qualified R&D activities for the last ten months of fiscal 2015 upon the retroactive and permanent extension of the U.S. federal R&D tax credit in December 2015. The tax credit, net of expenses, increased net income attributable to HEICO by $1.7 million, or $.03 per basic and $.02 per diluted share.

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

Index

14.    OPERATING SEGMENTS

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries. The Company's operating segment reporting structure is consistent with how management reviews the business, makes investing and resource decisions and assesses operating performance. Additionally, characteristics such as similarity of products, customers, economic characteristics and various other factors are considered when identifying the Company's operating segments. The FSG designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The ETG designs and manufactures electronic, microwave, and electro-optical equipment and components, three-dimensional microelectronic and stacked memory products, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products, underwater locator beacons, electromagnetic interference shielding, traveling wave tube amplifiers, harsh environment electronic connectors and other interconnect products, communications and electronic intercept receivers and tuners, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft, RF and microwave amplifiers, transmitters and receivers, and satellite microwave modules and integrated subsystems primarily for the aviation, defense, space, medical, telecommunications and electronics industries.

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

Index

Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment	Consolidated Totals
	FSG	ETG
Year ended October 31, 2016:
Net sales	$875,870	$511,272	($10,884)	$1,376,258
Depreciation	12,113	8,030	218	20,361
Amortization	16,590	22,664	662	39,916
Operating income	163,427	126,031	(24,113)	265,345
Capital expenditures	18,434	11,962	467	30,863
Total assets	878,674	1,017,827	142,974	2,039,475

Year ended October 31, 2015:
Net sales	$809,700	$390,982	($12,034)	$1,188,648
Depreciation	10,859	6,803	168	17,830
Amortization	13,470	15,945	662	30,077
Operating income	149,798	98,833	(18,975)	229,656
Capital expenditures	11,737	6,201	311	18,249
Total assets	868,218	746,018	122,151	1,736,387

Year ended October 31, 2014:
Net sales	$762,801	$379,404	($9,894)	$1,132,311
Depreciation	9,809	7,113	146	17,068
Amortization	10,034	19,993	662	30,689
Operating income	136,480	88,914	(22,006)	203,388
Capital expenditures	9,437	6,327	646	16,410
Total assets	676,824	703,144	109,246	1,489,214

Index

The following table summarizes the Company’s net sales to external customers by product lines included in each operating segment (in thousands):

	Year ended October 31,
	2016	2015	2014
Flight Support Group:
Aftermarket replacement parts (1)	$405,108	$356,070	$327,416
Repair and overhaul parts and services (2)	251,357	258,952	253,717
Specialty products (3)	219,405	194,678	181,668
Total net sales	$875,870	$809,700	$762,801

Electronic Technologies Group:
Electronic component parts for defense,
space and aerospace equipment (4)	$371,297	$255,095	$243,130
Electronic component parts for equipment
in various other industries (5)	139,975	135,887	136,274
Total net sales	$511,272	$390,982	$379,404

Other, primarily corporate and intersegment	($10,884)	($12,034)	($9,894)

Total consolidated net sales	$1,376,258	$1,188,648	$1,132,311

(1)	Includes various jet engine and aircraft component replacement parts.

(2)
Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.

(3)
Includes primarily the sale of specialty components to OEMs such as thermal insulation blankets, renewable /reusable insulation systems, advanced niche components, complex composite assemblies, and expanded foil mesh.

(4)
Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, underwater locator beacons, traveling wave tube amplifiers, microwave power modules, three-dimensional microelectronic and stacked memory products, crashworthy and ballistically self-sealing auxiliary fuel systems, RF and microwave amplifiers, transmitters and receivers, and high performance communications and electronic intercept receivers and tuners.

(5)
Includes various component parts such as electromagnetic and radio interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, and custom molded cable assemblies.

Index

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

	2016	2015	2014
Net Sales:
United States of America	$904,670	$785,567	$754,616
Other countries	471,588	403,081	377,695
Total net sales	$1,376,258	$1,188,648	$1,132,311

Long-lived assets:
United States of America	$94,889	$85,253	$84,116
Other countries	26,722	20,417	9,749
Total long-lived assets	$121,611	$105,670	$93,865

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

Index

Future minimum payments under non-cancelable operating leases for the next five fiscal years and thereafter are estimated to be as follows (in thousands):

Year ending October 31,
2017	$11,787
2018	8,577
2019	6,491
2020	6,063
2021	5,932
Thereafter	18,002
Total minimum lease commitments	$56,852

Total rent expense charged to operations for operating leases in fiscal 2016, 2015 and 2014 amounted to $14.7 million, $11.9 million and $11.2 million, respectively.

Guarantees

As of October 31, 2016, the Company has arranged for standby letters of credit aggregating $2.4 million, which are supported by its revolving credit facility. One letter of credit in the amount of $1.5 million is to satisfy the security requirement of the insurance company used by the Company for potential workers' compensation claims and the remainder pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Product Warranty

Changes in the Company’s product warranty liability in fiscal 2016 and 2015 are as follows (in thousands):

	Year ended October 31,
	2016	2015
Balances as of beginning of year	$3,203	$4,079
Accruals for warranties	3,025	1,215
Acquired warranty liabilities	—	35
Warranty claims settled	(2,877)	(2,126)
Balances as of end of year	$3,351	$3,203

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

Index

16.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2016, 2015 and 2014 (in thousands):

	Year ended October 31,
	2016	2015	2014
Cash paid for income taxes	$87,486	$76,021	$72,723
Cash received from income tax refunds	(1,906)	(1,211)	(395)
Cash paid for interest	8,288	4,598	5,550
Contingent consideration	1,225	21,355	—
Additional purchase consideration	—	(204)	(56)
Property, plant and equipment acquired through capital lease obligations	1,111	59	131

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Index

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

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2016.

In January 2016, the Company acquired all of the limited liability company interests of Robertson Fuel Systems, LLC ("Robertson"). See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Robertson from its assessment of internal control over financial reporting as of October 31, 2016. The assets and net sales of the Robertson acquisition constituted 12.4% and 6.1% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2016, respectively.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2016.  A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made an acquisition during fiscal 2016 and is in the process of integrating the acquired company into its overall internal control over financial reporting process.

Index

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Robertson Fuel Systems, LLC ("Robertson"), which was acquired during 2016 and whose financial statements constitute 12.4% of total assets and 6.1% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2016. Accordingly, our audit did not include the internal control over financial reporting of Robertson. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2016 of the Company and our report dated December 15, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 15, 2016

Item 9B.    OTHER INFORMATION

None.

Index

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the members of the Board of Directors of the Company, including the Finance/Audit Committee of the Board of Directors, the independence of its members and the "audit committee financial expert" as defined by the Securities and Exchange Commission ("Commission"), as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2016.

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

Item 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2016.

Index

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2016.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of October 31, 2016 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,338	$27.79	1,032
Equity compensation plans not approved by security holders	—	—	—
Total	3,338	$27.79	1,032
__________________

(1)
Represents aggregated information pertaining to our three equity compensation plans: the 2012 Incentive Compensation Plan, the 2002 Stock Option Plan and the Non-Qualified Stock Option Plan.  See Note 9, Share-Based Compensation, of the Notes to Consolidated Financial Statements for further information regarding these plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2016.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services by the principal accountant is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2016.

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

10.2#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985.*

10.3#	—	HEICO Corporation Amended and Restated 2002 Stock Option Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008.*

10.4#	—	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012.*

10.5#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992.*

10.6#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2009.*

10.7#	—	HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2017.**

10.8#	—
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

10.15	—
Interest Purchase Agreement by and among ASP-Robertson LLC, Robertson Fuel Systems, L.L.C., and HEICO Electronic Technologies Corp., dated as of December 18, 2015, is incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarterly period ended January 31, 2016.*

21	—	Subsidiaries of HEICO Corporation.**

23	—	Consent of Independent Registered Public Accounting Firm.**

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	—	Section 1350 Certification of Chief Executive Officer.***

32.2	—	Section 1350 Certification of Chief Financial Officer.***

101.INS	—	XBRL Instance Document.**

101.SCH	—	XBRL Taxonomy Extension Schema Document.**

Index

Exhibit		Description

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.**

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2016	2015	2014
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$2,038	$2,143	$3,096
Additions (deductions) charged (credited) to costs and expenses	390	248	(232)
Additions (deductions) charged to other accounts (a)	973	55	(31)
Deductions (b)	(242)	(408)	(690)
Allowance as of end of year	$3,159	$2,038	$2,143

(a)	Principally additions from acquisitions and foreign currency translation adjustments.

(b)	Principally write-offs of uncollectible accounts receivable, net of recoveries.

	Year ended October 31,
	2016	2015	2014
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$69,654	$60,608	$54,577
Additions charged to costs and expenses	10,270	7,779	9,398
Additions (deductions) charged to other accounts (a)	6,268	4,598	(322)
Deductions (b)	(4,743)	(3,331)	(3,045)
Reserves as of end of year	$81,449	$69,654	$60,608

(a)	Principally additions from acquisitions and foreign currency translation adjustments.

(b)	Principally write-offs of slow-moving, obsolete or damaged inventory.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 15, 2016	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 15, 2016
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 15, 2016
Thomas M. Culligan

/s/ ADOLFO HENRIQUES	Director	December 15, 2016
Adolfo Henriques

/s/ MARK H. HILDEBRANDT	Director	December 15, 2016
Mark H. Hildebrandt

/s/ WOLFGANG MAYRHUBER	Director	December 15, 2016
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON	Co-President and Director	December 15, 2016
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 15, 2016
Victor H. Mendelson

/s/ JULIE NEITZEL	Director	December 15, 2016
Julie Neitzel

Index

Name	Position(s)	Date

/s/ ALAN SCHRIESHEIM	Director	December 15, 2016
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 15, 2016
Frank J. Schwitter

Index

EXHIBIT INDEX

Exhibit		Description

10.7	—	HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2017.

21	—	Subsidiaries of HEICO Corporation.

23	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.