Form 10-Q
period 2017-01-31
HEICO CORP
filed 2017-03-02
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2017 is as follows:

Common Stock, $.01 par value	26,979,679	shares
Class A Common Stock, $.01 par value	40,370,627	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$45,905	$42,955
Accounts receivable, net	176,029	202,227
Inventories, net	301,120	286,302
Prepaid expenses and other current assets	13,197	11,674
Deferred income taxes	38,954	41,063
Total current assets	575,205	584,221

Property, plant and equipment, net	121,881	121,611
Goodwill	864,658	865,717
Intangible assets, net	357,123	366,863
Deferred income taxes	272	407
Other assets	112,283	100,656
Total assets	$2,031,422	$2,039,475

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$397	$411
Trade accounts payable	66,949	73,335
Accrued expenses and other current liabilities	117,578	136,053
Income taxes payable	11,796	4,622
Total current liabilities	196,720	214,421

Long-term debt, net of current maturities	416,932	457,814
Deferred income taxes	103,233	105,962
Other long-term liabilities	127,043	114,061
Total liabilities	843,928	892,258

Commitments and contingencies (Note 9)

Redeemable noncontrolling interests (Note 2)	98,902	99,512

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 26,980 and 26,972 shares issued and outstanding	270	270
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 40,370 and 40,317 shares issued and outstanding	404	403
Capital in excess of par value	309,901	306,328
Deferred compensation obligation	2,320	2,460
HEICO stock held by irrevocable trust	(2,320)	(2,460)
Accumulated other comprehensive loss	(26,547)	(25,326)
Retained earnings	717,764	681,704
Total HEICO shareholders’ equity	1,001,792	963,379
Noncontrolling interests	86,800	84,326
Total shareholders’ equity	1,088,592	1,047,705
Total liabilities and equity	$2,031,422	$2,039,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2017	2016

Net sales	$343,432	$306,227

Operating costs and expenses:
Cost of sales	218,015	194,031
Selling, general and administrative expenses	60,867	59,575

Total operating costs and expenses	278,882	253,606

Operating income	64,550	52,621

Interest expense	(1,969)	(1,567)
Other income (expense)	484	(430)

Income before income taxes and noncontrolling interests	63,065	50,624

Income tax expense	16,800	14,700

Net income from consolidated operations	46,265	35,924

Less: Net income attributable to noncontrolling interests	5,338	4,653

Net income attributable to HEICO	$40,927	$31,271

Net income per share attributable to HEICO shareholders:
Basic	$.61	$.47
Diluted	$.59	$.46

Weighted average number of common shares outstanding:
Basic	67,314	66,875
Diluted	69,123	67,940

Cash dividends per share	$.09	$.08
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2017	2016

Net income from consolidated operations	$46,265	$35,924
Other comprehensive loss:
Foreign currency translation adjustments	(1,524)	(2,667)
Amortization of unrealized loss on defined benefit pension plan, net of tax	7	—
Total other comprehensive loss	(1,517)	(2,667)
Comprehensive income from consolidated operations	44,748	33,257
Less: Net income attributable to noncontrolling interests	5,338	4,653
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(296)	(204)
Comprehensive income attributable to noncontrolling interests	5,042	4,449
Comprehensive income attributable to HEICO	$39,706	$28,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATE MENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705
Comprehensive income (loss)	2,294	—	—	—	—	—	(1,221)	40,927	2,748	42,454
Cash dividends ($.09 per share)	—	—	—	—	—	—	—	(6,059)	—	(6,059)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	893	—	—	—	—	—	893
Share-based compensation expense	—	—	—	1,451	—	—	—	—	—	1,451
Proceeds from stock option exercises	—	—	1	1,229	—	—	—	—	—	1,230
Distributions to noncontrolling interests	(1,712)	—	—	—	—	—	—	—	(274)	(274)
Adjustments to redemption amount of redeemable noncontrolling interests	(1,192)	—	—	—	—	—	—	1,192	—	1,192
Deferred compensation obligation	—	—	—	—	(140)	140	—	—	—	—
Balances as of January 31, 2017	$98,902	$270	$404	$309,901	$2,320	($2,320)	($26,547)	$717,764	$86,800	$1,088,592

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271
Comprehensive income (loss)	1,972	—	—	—	—	—	(2,463)	31,271	2,477	31,285
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(5,350)	—	(5,350)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	945	—	—	—	—	—	945
Share-based compensation expense	—	—	—	1,680	—	—	—	—	—	1,680
Proceeds from stock option exercises	—	—	—	94	—	—	—	—	—	94
Tax benefit from stock option exercises	—	—	—	871	—	—	—	—	—	871
Distributions to noncontrolling interests	(1,860)	—	—	—	—	—	—	—	(836)	(836)
Adjustments to redemption amount of redeemable noncontrolling interests	(258)	—	—	—	—	—	—	258	—	258
Deferred compensation obligation	—	—	—	—	(148)	148	—	—	—	—
Balances as of January 31, 2016	$91,136	$269	$400	$289,810	$1,635	($1,635)	($27,543)	$574,233	$85,049	$922,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2017	2016
Operating Activities:
Net income from consolidated operations	$46,265	$35,924
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	15,248	13,921
Employer contributions to HEICO Savings and Investment Plan	1,714	1,417
Share-based compensation expense	1,451	1,680
Increase in accrued contingent consideration	537	847
Deferred income tax (benefit) provision	(346)	2,276
Foreign currency transaction adjustments, net	(956)	(839)
Tax benefit from stock option exercises	—	871
Excess tax benefit from stock option exercises	—	(871)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	25,998	12,348
Increase in inventories	(14,989)	(2,326)
Increase in prepaid expenses and other current assets	(1,563)	(3,030)
Decrease in trade accounts payable	(6,322)	(7,696)
Decrease in accrued expenses and other current liabilities	(18,908)	(14,787)
Increase in income taxes payable	7,230	5,851
Other long-term assets and liabilities, net	616	(419)
Net cash provided by operating activities	55,975	45,167

Investing Activities:
Acquisitions, net of cash acquired	—	(264,324)
Capital expenditures	(6,422)	(5,690)
Other	419	474
Net cash used in investing activities	(6,003)	(269,540)

Financing Activities:
Borrowings on revolving credit facility	—	260,000
Payments on revolving credit facility	(40,000)	(32,000)
Cash dividends paid	(6,059)	(5,350)
Distributions to noncontrolling interests	(1,986)	(2,696)
Proceeds from stock option exercises	1,230	94
Excess tax benefit from stock option exercises	—	871
Other	(108)	(86)
Net cash (used in) provided by financing activities	(46,923)	220,833

Effect of exchange rate changes on cash	(99)	(177)

Net increase (decrease) in cash and cash equivalents	2,950	(3,717)
Cash and cash equivalents at beginning of year	42,955	33,603
Cash and cash equivalents at end of period	$45,905	$29,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016. The October 31, 2016 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 resulting in the recognition of a $3.1 million discrete income tax benefit, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million. Additionally, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased the Company's weighted average number of diluted common shares outstanding by 543,000 shares in the first quarter of fiscal 2017. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $3.1 million increase in cash provided by operating activities and cash used in financing activities in the first quarter of fiscal 2017.

Index

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

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which is intended to simplify the current test for goodwill impairment by eliminating the second step in which the implied value of a reporting unit is calculated when the carrying value of the reporting unit exceeds its fair value. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 must be applied prospectively and is effective for any annual or interim goodwill impairment test in fiscal years beginning after December 15, 2019, or in fiscal 2021 for HEICO. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

2.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2017	October 31, 2016
Accounts receivable	$179,256	$205,386
Less: Allowance for doubtful accounts	(3,227)	(3,159)
Accounts receivable, net	$176,029	$202,227

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	January 31, 2017	October 31, 2016
Costs incurred on uncompleted contracts	$20,937	$19,086
Estimated earnings	14,110	13,887
	35,047	32,973
Less: Billings to date	(40,630)	(39,142)
	($5,583)	($6,169)
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$3,429	$4,839
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(9,012)	(11,008)
	($5,583)	($6,169)

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the three months ended January 31, 2017 and 2016.

Inventories

(in thousands)	January 31, 2017	October 31, 2016
Finished products	$138,889	$131,008
Work in process	38,427	36,076
Materials, parts, assemblies and supplies	120,443	117,153
Contracts in process	4,576	3,253
Less: Billings to date	(1,215)	(1,188)
Inventories, net of valuation reserves	$301,120	$286,302

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

(in thousands)	January 31, 2017	October 31, 2016
Land	$5,094	$5,090
Buildings and improvements	83,434	79,205
Machinery, equipment and tooling	175,087	171,717
Construction in progress	8,318	10,453
	271,933	266,465
Less: Accumulated depreciation and amortization	(150,052)	(144,854)
Property, plant and equipment, net	$121,881	$121,611

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $13.9 million and $11.9 million as of January 31, 2017 and October 31, 2016, respectively. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2017 and 2016 was $2.4 million and $2.3 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2017 and 2016 is as follows (in thousands):

	Three months ended January 31,
	2017	2016
R&D expenses	$11,246	$9,007

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

	January 31, 2017	October 31, 2016
Redeemable at fair value	$84,964	$85,574
Redeemable based on a multiple of future earnings	13,938	13,938
Redeemable noncontrolling interests	$98,902	$99,512

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the three months ended January 31, 2017 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2016	($23,953)	($1,373)	($25,326)
Unrealized loss	(1,228)	—	(1,228)
Amortization of unrealized loss on defined benefit pension plan, net of tax	—	7	7
Balances as of January 31, 2017	($25,181)	($1,366)	($26,547)

3.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2017 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2016	$336,681	$529,036	$865,717
Foreign currency translation adjustments	(585)	(474)	(1,059)
Balances as of January 31, 2017	$336,096	$528,562	$864,658

Foreign currency translation adjustments are included in other comprehensive loss in the Company's Condensed Consolidated Statements of Comprehensive Income.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2017			As of October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$247,681	($94,834)	$152,847	$248,271	($88,829)	$159,442
Intellectual property	139,518	(35,847)	103,671	139,817	(33,291)	106,526
Licenses	6,559	(2,476)	4,083	6,559	(2,325)	4,234
Non-compete agreements	814	(814)	—	811	(811)	—
Patents	796	(492)	304	779	(480)	299
Trade names	466	(87)	379	466	(77)	389
	395,834	(134,550)	261,284	396,703	(125,813)	270,890
Non-Amortizing Assets:
Trade names	95,839	—	95,839	95,973	—	95,973
	$491,673	($134,550)	$357,123	$492,676	($125,813)	$366,863

Amortization expense related to intangible assets for the three months ended January 31, 2017 and 2016 was $9.2 million and $8.3 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2017 is estimated to be $27.3 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $34.5 million in fiscal 2018, $32.4 million in fiscal 2019, $29.7 million in fiscal 2020, $27.2 million in fiscal 2021, $22.1 million in fiscal 2022, and $88.1 million thereafter.

4.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2017	October 31, 2016
Borrowings under revolving credit facility	$414,338	$455,083
Capital leases	2,991	3,142
	417,329	458,225
Less: Current maturities of long-term debt	(397)	(411)
	$416,932	$457,814

The Company's borrowings under its revolving credit facility mature in fiscal 2019. As of January 31, 2017 and October 31, 2016, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 1.8% and 1.6%, respectively. Borrowings under the revolving credit facility denominated in Euros were €32 million as of both January 31, 2017 and October 31, 2016 of which the U.S. dollar equivalent was $34.3 million and $35.1 million, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2017, the Company was in compliance with all such covenants.

Index

5.     INCOME TAXES

The Company’s effective tax rate in the first quarter of fiscal 2017 decreased to 26.6% from 29.0% in the first quarter of fiscal 2016. The decrease principally reflects a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of ASU 2016-09 in the first quarter of fiscal 2017 (see Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements) and the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan. These decreases were partially offset by the benefit recognized in the first quarter of fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax credit that resulted in the recognition of additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2015.

6.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$96,801	$—	$96,801
Money market funds	4,123	—	—	4,123
Equity securities	2,206	—	—	2,206
Mutual funds	1,796	—	—	1,796
Other	1,193	50	—	1,243
Total assets	$9,318	$96,851	$—	$106,169

Liabilities:
Contingent consideration	$—	$—	$19,045	$19,045

Index

	As of October 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$86,004	$—	$86,004
Money market funds	2,515	—	—	2,515
Equity securities	1,832	—	—	1,832
Mutual funds	1,758	—	—	1,758
Other	1,043	50	—	1,093
Total assets	$7,148	$86,054	$—	$93,202

Liabilities:
Contingent consideration	$—	$—	$18,881	$18,881

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the “LCP”) principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $106.2 million as of January 31, 2017 and $93.2 million as of October 31, 2016, of which the LCP related assets were $100.9 million and $88.5 million as of January 31, 2017 and October 31, 2016, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $105.7 million as of January 31, 2017 and $92.6 million as of October 31, 2016, of which the LCP related liability was $100.4 million and $87.9 million as of January 31, 2017 and October 31, 2016, respectively.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $2.0 million in aggregate during the first five years following the acquisition. As of January 31, 2017, the estimated fair value of the contingent consideration was $1.3 million, of which $.2 million represents the portion expected to be paid in the second quarter of fiscal 2017 based on the actual earnings of the acquired entity during the first year following the acquisition.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €18.3 million in aggregate, should the acquired entity meet certain earnings objectives during each of the first

Index

three years following the first anniversary of the acquisition. As of January 31, 2017, the estimated fair value of the contingent consideration was €16.5 million, or $17.7 million, of which €6.1 million, or $6.6 million, represents the portion expected to be paid in fiscal 2017 based on the actual earnings of the acquired entity during the second year following the acquisition.

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

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of January 31, 2017 were as follows:

	Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(3%)	-	10%	4%	-	20%
Weighted average discount rate	3.8%			1.7%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2017 are as follows (in thousands):

Balance as of October 31, 2016	$18,881
Increase in accrued contingent consideration	537
Foreign currency transaction adjustments	(373)
Balance as of January 31, 2017	$19,045

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$6,806
Other long-term liabilities	12,239
$19,045

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

Index

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2017.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2017 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

7.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2017	2016
Numerator:
Net income attributable to HEICO	$40,927	$31,271

Denominator:
Weighted average common shares outstanding - basic	67,314	66,875
Effect of dilutive stock options	1,809	1,065
Weighted average common shares outstanding - diluted	69,123	67,940

Net income per share attributable to HEICO shareholders:
Basic	$.61	$.47
Diluted	$.59	$.46

Anti-dilutive stock options excluded	137	715

Index

8.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2017 and 2016, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2017:
Net sales	$220,901	$126,165	($3,634)	$343,432
Depreciation	3,148	2,043	53	5,244
Amortization	4,104	5,735	165	10,004
Operating income	41,363	29,084	(5,897)	64,550
Capital expenditures	3,872	2,504	46	6,422

Three months ended January 31, 2016:
Net sales	$204,576	$104,152	($2,501)	$306,227
Depreciation	2,950	1,852	56	4,858
Amortization	4,128	4,770	165	9,063
Operating income	35,480	22,269	(5,128)	52,621
Capital expenditures	3,705	1,683	302	5,690

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment as of January 31, 2017 and October 31, 2016 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2017	$871,148	$1,004,554	$155,720	$2,031,422
Total assets as of October 31, 2016	878,674	1,017,827	142,974	2,039,475

Index

9.     COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2017, the Company has arranged for standby letters of credit aggregating $2.9 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2017 and 2016, respectively, are as follows (in thousands):

	Three months ended January 31,
	2017	2016
Balances as of beginning of year	$3,351	$3,203
Accruals for warranties	782	301
Warranty claims settled	(619)	(534)
Balances as of January 31	$3,514	$2,970

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2016. There have been no material changes to our critical accounting policies during the three months ended January 31, 2017.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the three months ended January 31, 2017 have been affected by the fiscal 2016 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2016.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2017	2016
Net sales	$343,432	$306,227
Cost of sales	218,015	194,031
Selling, general and administrative expenses	60,867	59,575
Total operating costs and expenses	278,882	253,606
Operating income	$64,550	$52,621

Net sales by segment:
Flight Support Group	$220,901	$204,576
Electronic Technologies Group	126,165	104,152
Intersegment sales	(3,634)	(2,501)
	$343,432	$306,227

Operating income by segment:
Flight Support Group	$41,363	$35,480
Electronic Technologies Group	29,084	22,269
Other, primarily corporate	(5,897)	(5,128)
	$64,550	$52,621

Net sales	100.0%	100.0%
Gross profit	36.5%	36.6%
Selling, general and administrative expenses	17.7%	19.5%
Operating income	18.8%	17.2%
Interest expense	(.6%)	(.5%)
Other income (expense)	.1%	(.1%)
Income tax expense	4.9%	4.8%
Net income attributable to noncontrolling interests	1.6%	1.5%
Net income attributable to HEICO	11.9%	10.2%

Index

Comparison of First Quarter of Fiscal 2017 to First Quarter of Fiscal 2016

Net Sales

Our consolidated net sales in the first quarter of fiscal 2017 increased by 12% to $343.4 million, up from net sales of $306.2 million in the first quarter of fiscal 2016. The increase in consolidated net sales principally reflects an increase of $22.0 million (a 21% increase) to $126.2 million in net sales within the ETG as well as an increase of $16.3 million (an 8% increase) to $220.9 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $13.1 million contributed by our fiscal 2016 acquisitions as well as organic growth of 8%. The ETG's organic growth is mainly attributed to increased demand for certain other electronics, aerospace and medical products resulting in net sales increases of $4.0 million, $2.6 million and $1.3 million, respectively. The net sales increase in the FSG reflects organic growth of 8% principally attributed to increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines, resulting in net sales increases of $11.1 million and $5.9 million, respectively. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first quarter of fiscal 2017.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 36.5% and 36.6% in the first quarter of fiscal 2017 and 2016, respectively, principally reflecting a decrease of 1.5% in the ETG's gross profit margin partially offset by a .2% increase in the FSG's gross profit margin. The decrease in the ETG's gross profit margin is principally attributed to a less favorable product mix for certain space products and a .4% impact from an increase in new product research and development expenses as a percentage of net sales. Total new product research and development expenses included within our consolidated cost of sales were $11.2 million in the first quarter of fiscal 2017 compared to $9.0 million in the first quarter of fiscal 2016.

Our consolidated selling, general and administrative (“SG&A”) expenses were $60.9 million and $59.6 million in the first quarter of fiscal 2017 and 2016, respectively. The increase in consolidated SG&A expenses principally reflects $2.0 million of higher performance-based compensation expense and $1.9 million attributable to the fiscal 2016 acquisitions, partially offset by $3.1 million in acquisition costs associated with a fiscal 2016 acquisition that were recognized in the first quarter of fiscal 2016.

Our consolidated SG&A expenses as a percentage of net sales were 17.7% and 19.5% in the first quarter of fiscal 2017 and 2016, respectively. The decrease in consolidated SG&A expenses as a percentage of net sales reflects a 1.0% impact from the aforementioned decrease in acquisition costs as well as the benefit of higher net sales on the fixed portion of SG&A expenses.

Index

Operating Income

Our consolidated operating income in the first quarter of fiscal 2017 increased by 23% to $64.6 million, up from $52.6 million in the first quarter of fiscal 2016. The increase in consolidated operating income principally reflects a $6.8 million increase (a 31% increase) to $29.1 million in operating income of the ETG as well as a $5.9 million increase (a 17% increase) to $41.4 million in operating income of the FSG. The increase in operating income of the ETG is principally attributed to the previously mentioned net sales growth and decrease in acquisition costs, partially offset by the previously mentioned decrease in gross profit margin. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth.

As a percentage of net sales, our consolidated operating income increased to 18.8% in the first quarter of fiscal 2017, up from 17.2% in the first quarter of fiscal 2016. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales from 21.4% in the first quarter of fiscal 2016 to 23.1% in the first quarter of fiscal 2017 and an increase in the FSG’s operating income as a percentage of net sales from 17.3% in the first quarter of fiscal 2016 to 18.7% in the first quarter of fiscal 2017. The increase in the ETG's operating income as a percentage of net sales is principally attributed to a 3.0% impact from the previously mentioned decrease in acquisition costs partially offset by the previously mentioned decrease in gross profit margin. The increase in the FSG's operating income as a percentage of net sales principally reflects a reduction in SG&A expenses as a percentage of net sales due to the organic net sales growth as well as the previously mentioned increase in gross profit margin.

Interest Expense

Interest expense increased to $2.0 million in the first quarter of fiscal 2017, up from $1.6 million in the first quarter of fiscal 2016. The increase was due to a higher weighted average balance outstanding under our revolving credit facility associated with a fiscal 2016 acquisition as well as higher interest rates.

Other Income (Expense)

Other income (expense) in the first quarter of fiscal 2017 and 2016 was not material.

Income Tax Expense

Our effective tax rate in the first quarter of fiscal 2017 decreased to 26.6% from 29.0% in the first quarter of fiscal 2016. The decrease principally reflects a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of ASU 2016-09 in the first quarter of fiscal 2017 (see Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements) and the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan. These decreases were partially offset by the benefit recognized in the first quarter of fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax

Index

credit that resulted in the recognition of additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.3 million in the first quarter of fiscal 2017 compared to $4.7 million in the first quarter of fiscal 2016.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $40.9 million, or $.59 per diluted share, in the first quarter of fiscal 2017 from $31.3 million, or $.46 per diluted share, in the first quarter of fiscal 2016 principally reflecting the previously mentioned increased net sales and operating income.

Outlook

As we look ahead to the remainder of fiscal 2017, we anticipate net sales growth within the FSG and ETG resulting from increased demand across the majority of our product lines. During the remainder of fiscal 2017, we plan to continue our focus on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on our current economic visibility, we are increasing our estimated consolidated fiscal 2017 year-over-year growth in net sales to 6% - 8% and net income to 9% - 11%, up from prior growth estimates in net sales of 5% - 7% and in net income of 7% - 10%.

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

The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2017, we were in compliance with all such covenants. As of January 31, 2017, our total debt to shareholders’ equity ratio was 38.3%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Index

Operating Activities

Net cash provided by operating activities was $56.0 million in the first quarter of fiscal 2017 and consisted primarily of net income from consolidated operations of $46.3 million, depreciation and amortization expense of $15.2 million (a non-cash item), partially offset by an increase in working capital (current assets minus current liabilities) of $8.6 million. Net cash provided by operating activities increased by $10.8 million in the first quarter of fiscal 2017 from $45.2 million in the first quarter of fiscal 2016. The increase in net cash provided by operating activities in the first quarter of fiscal 2017 principally reflects a $10.3 million increase in net income from consolidated operations.

Investing Activities

Net cash used in investing activities totaled $6.0 million in the first quarter of fiscal 2017 and related primarily to capital expenditures of $6.4 million.

Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2017 totaled $46.9 million and related primarily to payments on our revolving credit facility aggregating $40.0 million and the payment of $6.1 million in cash dividends on our common stock.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2016.

Off-Balance Sheet Arrangements

Guarantees

As of January 31, 2017, we have arranged for standby letters of credit aggregating $2.9 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

Index

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value. We adopted ASU 2016-09 in the first quarter of fiscal 2017 resulting in the recognition of a $3.1 million discrete income tax benefit, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million. Additionally, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased our weighted average number of diluted common shares outstanding by 543,000 shares in the first quarter of fiscal 2017. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. We adopted this change on a prospective basis, which resulted in a $3.1 million increase in cash provided by operating activities and cash used in financing activities in the first quarter of fiscal 2017.

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

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which is intended to simplify the current test for goodwill impairment by eliminating the second step in which the implied value of a reporting unit is calculated when the carrying value of the reporting unit exceeds its fair value. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 must be applied prospectively and is effective for any annual or interim goodwill impairment test in fiscal years beginning after December 15, 2019, or in fiscal 2021 for HEICO. Early adoption is permitted. We are currently evaluating the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	March 2, 2017	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.