Form 10-Q
period 2017-04-30
HEICO CORP
filed 2017-05-25
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 24, 2017 is as follows:

Common Stock, $.01 par value	33,762,818	shares
Class A Common Stock, $.01 par value	50,555,981	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$36,732	$42,955
Accounts receivable, net	213,107	202,227
Inventories, net	325,661	286,302
Prepaid expenses and other current assets	12,810	11,674
Deferred income taxes	41,525	41,063
Total current assets	629,835	584,221

Property, plant and equipment, net	126,402	121,611
Goodwill	912,539	865,717
Intangible assets, net	388,366	366,863
Deferred income taxes	—	407
Other assets	120,197	100,656
Total assets	$2,177,339	$2,039,475

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$407	$411
Trade accounts payable	73,625	73,335
Accrued expenses and other current liabilities	135,376	136,053
Income taxes payable	2,570	4,622
Total current liabilities	211,978	214,421

Long-term debt, net of current maturities	460,465	457,814
Deferred income taxes	108,429	105,962
Other long-term liabilities	132,804	114,061
Total liabilities	913,676	892,258

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	125,132	99,512

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 33,763 and 33,715 shares issued and outstanding	338	270
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 50,554 and 50,396 shares issued and outstanding	506	403
Capital in excess of par value	317,049	306,328
Deferred compensation obligation	2,320	2,460
HEICO stock held by irrevocable trust	(2,320)	(2,460)
Accumulated other comprehensive loss	(25,002)	(25,326)
Retained earnings	756,408	681,704
Total HEICO shareholders’ equity	1,049,299	963,379
Noncontrolling interests	89,232	84,326
Total shareholders’ equity	1,138,531	1,047,705
Total liabilities and equity	$2,177,339	$2,039,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016

Net sales	$712,089	$656,875	$368,657	$350,648

Operating costs and expenses:
Cost of sales	446,290	410,650	228,275	216,619
Selling, general and administrative expenses	124,707	126,810	63,840	67,235

Total operating costs and expenses	570,997	537,460	292,115	283,854

Operating income	141,092	119,415	76,542	66,794

Interest expense	(3,929)	(3,900)	(1,960)	(2,333)
Other income	635	138	151	568

Income before income taxes and noncontrolling interests	137,798	115,653	74,733	65,029

Income tax expense	40,700	36,000	23,900	21,300

Net income from consolidated operations	97,098	79,653	50,833	43,729

Less: Net income attributable to noncontrolling interests	10,485	9,725	5,147	5,072

Net income attributable to HEICO	$86,613	$69,928	$45,686	$38,657

Net income per share attributable to HEICO shareholders:
Basic	$1.03	$.84	$.54	$.46
Diluted	$1.00	$.82	$.53	$.45

Weighted average number of common shares outstanding:
Basic	84,182	83,624	84,221	83,653
Diluted	86,520	84,980	86,637	85,035

Cash dividends per share	$.072	$.064	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016

Net income from consolidated operations	$97,098	$79,653	$50,833	$43,729
Other comprehensive income:
Foreign currency translation adjustments	234	6,548	1,758	9,215
Amortization of unrealized loss on defined benefit pension plan, net of tax	15	—	8	—
Total other comprehensive income	249	6,548	1,766	9,215
Comprehensive income from consolidated operations	97,347	86,201	52,599	52,944
Less: Net income attributable to noncontrolling interests	10,485	9,725	5,147	5,072
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(75)	554	221	758
Comprehensive income attributable to noncontrolling interests	10,410	10,279	5,368	5,830
Comprehensive income attributable to HEICO	$86,937	$75,922	$47,231	$47,114
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705
Comprehensive income	5,151	—	—	—	—	—	324	86,613	5,259	92,196
Cash dividends ($.072 per share)	—	—	—	—	—	—	—	(6,059)	—	(6,059)
Five-for-four common stock split	—	68	101	(169)	—	—	—	(23)	—	(23)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,484	—	—	—	—	—	5,484
Share-based compensation expense	—	—	—	3,110	—	—	—	—	—	3,110
Proceeds from stock option exercises	—	—	1	2,296	—	—	—	—	—	2,297
Distributions to noncontrolling interests	(3,544)	—	—	—	—	—	—	—	(353)	(353)
Acquisitions of noncontrolling interests	(3,848)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	5,826	—	—	—	—	—	—	(5,826)	—	(5,826)
Noncontrolling interests assumed related to acquisition	22,035	—	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	—	—	—	(140)	140	—	—	—	—
Other	—	—	1	—	—	—	—	(1)	—	—
Balances as of April 30, 2017	$125,132	$338	$506	$317,049	$2,320	($2,320)	($25,002)	$756,408	$89,232	$1,138,531

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271
Comprehensive income	5,221	—	—	—	—	—	5,994	69,928	5,058	80,980
Cash dividends ($.064 per share)	—	—	—	—	—	—	—	(5,350)	—	(5,350)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	4,846	—	—	—	—	—	4,848
Share-based compensation expense	—	—	—	3,286	—	—	—	—	—	3,286
Proceeds from stock option exercises	—	—	—	1,471	—	—	—	—	—	1,471
Tax benefit from stock option exercises	—	—	—	870	—	—	—	—	—	870
Distributions to noncontrolling interests	(4,086)	—	—	—	—	—	—	—	(1,421)	(1,421)
Acquisitions of noncontrolling interest	(3,599)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(438)	—	—	—	—	—	—	438	—	438
Deferred compensation obligation	—	—	—	—	(148)	148	—	—	—	—
Other	—	—	—	(4)	—	—	—	2	50	48
Balances as of April 30, 2016	$88,380	$270	$401	$296,689	$1,635	($1,635)	($19,086)	$613,072	$87,095	$978,441
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2017	2016
Operating Activities:
Net income from consolidated operations	$97,098	$79,653
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	30,501	29,183
Employer contributions to HEICO Savings and Investment Plan	3,679	3,266
Share-based compensation expense	3,110	3,286
Increase in accrued contingent consideration	1,148	1,679
Foreign currency transaction adjustments, net	(280)	2,186
Deferred income tax benefit	(2,909)	(1,168)
Tax benefit from stock option exercises	—	870
Excess tax benefit from stock option exercises	—	(870)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	1,358	7,875
Increase in inventories	(14,251)	(9,855)
Increase in prepaid expenses and other current assets	(225)	(2,616)
Decrease in trade accounts payable	(7,567)	(4,860)
Decrease in accrued expenses and other current liabilities	(11,176)	(10,224)
(Decrease) increase in income taxes payable	(2,023)	5,489
Other long-term assets and liabilities, net	(750)	(1,189)
Net cash provided by operating activities	97,713	102,705

Investing Activities:
Acquisitions, net of cash acquired	(80,838)	(263,811)
Capital expenditures	(13,538)	(15,546)
Other	(944)	(3,241)
Net cash used in investing activities	(95,320)	(282,598)

Financing Activities:
Borrowings on revolving credit facility	87,000	260,000
Payments on revolving credit facility	(84,000)	(66,000)
Cash dividends paid	(6,059)	(5,350)
Distributions to noncontrolling interests	(3,897)	(5,507)
Acquisitions of noncontrolling interests	(3,848)	(3,599)
Proceeds from stock option exercises	2,297	1,471
Excess tax benefit from stock option exercises	—	870
Revolving credit facility issuance costs	(270)	—
Other	(371)	(181)
Net cash (used in) provided by financing activities	(9,148)	181,704

Effect of exchange rate changes on cash	532	1,375

Net (decrease) increase in cash and cash equivalents	(6,223)	3,186
Cash and cash equivalents at beginning of year	42,955	33,603
Cash and cash equivalents at end of period	$36,732	$36,789
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016. The October 31, 2016 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Stock Split

In March 2017, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock split was effected as of April 19, 2017 in the form of a 25% stock dividend distributed to shareholders of record as of April 7, 2017. All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock split.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional

Index

disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating which transition method it will elect. In addition, the Company is currently identifying its various revenue streams and will subsequently review certain underlying customer contracts to determine the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 resulting in the recognition of a $3.1 million discrete income tax benefit, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million. Additionally, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively

Index

excluded from the assumed future proceeds in the calculation of diluted shares, which increased the Company's weighted average number of diluted common shares outstanding by 712,000 shares and 747,000 shares in the first six months and second quarter of fiscal 2017, respectively. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $3.1 million increase in cash provided by operating activities and cash used in financing activities in the first six months of fiscal 2017.

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

Index

2.     ACQUISITION

On April 24, 2017, the Company, through a subsidiary of HEICO Flight Support Corp., acquired 80.1% of the equity interests of LLP Enterprises, LLC, which owns all of the outstanding equity interests of the operating units of Air Cost Control ("A2C"). A2C is a leading aviation electrical interconnect product distributor of items such as connectors, wire, cable, protection and fastening systems, in addition to distributing a wide range of electromechanical parts. The remaining 19.9% interest continues to be owned by certain members of A2C's management team (see Note 3, Selected Financial Statement Information, for additional information).

The purchase price of A2C was paid in cash principally using proceeds from the Company’s revolving credit facility. The total consideration for the acquisition of A2C is not material or significant to the Company's condensed consolidated financial statements and the related allocation to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. The operating results of A2C were included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of A2C included in the Company's Condensed Consolidated Statements of Operations is not material.

Had the acquisition of A2C occurred as of November 1, 2015, net sales on a pro forma basis for the six months ended April 30, 2017 and 2016 would have been $753.2 million and $696.2 million, respectively, and net sales on a pro forma basis for the three months ended April 30, 2017 and 2016 would have been $389.1 million and $372.5 million, respectively. Net income from consolidated operations, net income attributable to HEICO and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2017 and 2016 would not have been materially different than the reported amounts. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2015.

Index

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2017	October 31, 2016
Accounts receivable	$216,697	$205,386
Less: Allowance for doubtful accounts	(3,590)	(3,159)
Accounts receivable, net	$213,107	$202,227

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	April 30, 2017	October 31, 2016
Costs incurred on uncompleted contracts	$18,033	$19,086
Estimated earnings	14,262	13,887
	32,295	32,973
Less: Billings to date	(35,830)	(39,142)
	($3,535)	($6,169)
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$2,344	$4,839
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(5,879)	(11,008)
	($3,535)	($6,169)

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the six and three months ended April 30, 2017 and 2016.

Inventories

(in thousands)	April 30, 2017	October 31, 2016
Finished products	$163,471	$131,008
Work in process	39,163	36,076
Materials, parts, assemblies and supplies	119,921	117,153
Contracts in process	4,198	3,253
Less: Billings to date	(1,092)	(1,188)
Inventories, net of valuation reserves	$325,661	$286,302

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

(in thousands)	April 30, 2017	October 31, 2016
Land	$5,097	$5,090
Buildings and improvements	84,278	79,205
Machinery, equipment and tooling	181,342	171,717
Construction in progress	11,357	10,453
	282,074	266,465
Less: Accumulated depreciation and amortization	(155,672)	(144,854)
Property, plant and equipment, net	$126,402	$121,611

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $12.6 million and $11.9 million as of April 30, 2017 and October 31, 2016, respectively. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2017 and 2016 was $5.4 million and $5.2 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2017 and 2016 was $3.0 million and $2.9 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2017 and 2016 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
R&D expenses	$22,469	$19,992	$11,223	$10,985

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

	April 30, 2017	October 31, 2016
Redeemable at fair value	$81,495	$85,574
Redeemable based on a multiple of future earnings	43,637	13,938
Redeemable noncontrolling interests	$125,132	$99,512

As discussed in Note 2, Acquisition, the Company, through the FSG, acquired an 80.1% equity interest in A2C in April 2017. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interest in the subsidiary over a two-year period beginning in fiscal 2022, or sooner under certain conditions, and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interest over the same period.

Pursuant to the purchase agreement related to the acquisition of an 80.1% equity interest in a subsidiary by the FSG in fiscal 2011, the holders of the 19.9% noncontrolling interest in the subsidiary exercised their option during fiscal 2016 to cause the Company to purchase their interest over a two-year period ending in fiscal 2017. During the second quarter of fiscal 2017, the Company acquired the remaining 9.95% noncontrolling interest in the subsidiary effective March 2017. The purchase price of the redeemable noncontrolling interest acquired was paid using cash provided by operating activities.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2017 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2016	($23,953)	($1,373)	($25,326)
Unrealized gain	309	—	309
Amortization of unrealized loss on defined benefit pension plan, net of tax	—	15	15
Balances as of April 30, 2017	($23,644)	($1,358)	($25,002)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2017 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2016	$336,681	$529,036	$865,717
Goodwill acquired	47,524	—	47,524
Foreign currency translation adjustments	(237)	(465)	(702)
Balances as of April 30, 2017	$383,968	$528,571	$912,539

The goodwill acquired pertains to the fiscal 2017 acquisition described in Note 2, Acquisition, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The Company estimates that the majority of the goodwill acquired in fiscal 2017 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2017			As of October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$274,061	($101,265)	$172,796	$248,271	($88,829)	$159,442
Intellectual property	139,724	(38,593)	101,131	139,817	(33,291)	106,526
Licenses	6,559	(2,627)	3,932	6,559	(2,325)	4,234
Non-compete agreements	808	(808)	—	811	(811)	—
Patents	817	(505)	312	779	(480)	299
Trade names	466	(97)	369	466	(77)	389
	422,435	(143,895)	278,540	396,703	(125,813)	270,890
Non-Amortizing Assets:
Trade names	109,826	—	109,826	95,973	—	95,973
	$532,261	($143,895)	$388,366	$492,676	($125,813)	$366,863

The increase in the gross carrying amount of customer relationships and non-amortizing trade names as of April 30, 2017 compared to October 31, 2016 principally relates to such intangible assets recognized in connection with the fiscal 2017 acquisition (see Note 2, Acquisition). The amortization period of the customer relationships acquired during fiscal 2017 is 15 years.

Index

Amortization expense related to intangible assets for the six months ended April 30, 2017 and 2016 was $18.3 million and $17.6 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2017 and 2016 was $9.1 million and $9.3 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2017 is estimated to be $19.3 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $36.7 million in fiscal 2018, $34.5 million in fiscal 2019, $31.8 million in fiscal 2020, $29.2 million in fiscal 2021, $24.1 million in fiscal 2022, and $102.9 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30, 2017	October 31, 2016
Borrowings under revolving credit facility	$457,852	$455,083
Capital leases and note payable	3,020	3,142
	460,872	458,225
Less: Current maturities of long-term debt	(407)	(411)
	$460,465	$457,814

The Company's borrowings under its revolving credit facility mature in fiscal 2019. As of April 30, 2017 and October 31, 2016, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 2.0% and 1.6%, respectively. Borrowings under the revolving credit facility denominated in Euros were €32 million as of both April 30, 2017 and October 31, 2016 of which the U.S. dollar equivalent was $34.9 million and $35.1 million, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2017, the Company was in compliance with all such covenants.

In April 2017, the Company increased the aggregate principal amount of its revolving credit facility by $200 million to $1.0 billion through increased commitments from existing lenders.

Index

6.     INCOME TAXES

The Company’s effective tax rate in the first six months of fiscal 2017 decreased to 29.5% from 31.1% in the first six months of fiscal 2016. The decrease principally reflects a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of ASU 2016-09 in the first quarter of fiscal 2017 (see Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements) and the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP"). These decreases were partially offset by the benefit recognized in the first six months of fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax credit that resulted in the recognition of additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2015.

The Company's effective tax rate in the second quarter of fiscal 2017 decreased to 32.0% from 32.8% in the second quarter of fiscal 2016. The decrease principally reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP.

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$106,337	$—	$106,337
Money market funds	559	—	—	559
Equity securities	2,286	—	—	2,286
Mutual funds	1,925	—	—	1,925
Other	1,228	50	—	1,278
Total assets	$5,998	$106,387	$—	$112,385

Liabilities:
Contingent consideration	$—	$—	$19,671	$19,671

Index

	As of October 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$86,004	$—	$86,004
Money market funds	2,515	—	—	2,515
Equity securities	1,832	—	—	1,832
Mutual funds	1,758	—	—	1,758
Other	1,043	50	—	1,093
Total assets	$7,148	$86,054	$—	$93,202

Liabilities:
Contingent consideration	$—	$—	$18,881	$18,881

The Company maintains two non-qualified deferred compensation plans. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $112.4 million as of April 30, 2017 and $93.2 million as of October 31, 2016, of which the LCP related assets were $106.9 million and $88.5 million as of April 30, 2017 and October 31, 2016, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $111.2 million as of April 30, 2017 and $92.6 million as of October 31, 2016, of which the LCP related liability was $105.7 million and $87.9 million as of April 30, 2017 and October 31, 2016, respectively.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $2.0 million in aggregate during the five year period following the acquisition. During the second quarter of fiscal 2017, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the first year following the acquisition. As of April 30, 2017, the estimated fair value of the remaining contingent consideration was $1.3 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €18.3 million in aggregate, should the acquired entity meet certain earnings objectives during each of the first three years following the first anniversary of the acquisition. As of April 30, 2017, the estimated

Index

fair value of the contingent consideration was €16.9 million, or $18.4 million, of which €6.1 million, or $6.7 million, represents the portion paid in May 2017 based on the actual earnings of the acquired entity during the second year following the acquisition.

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

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of April 30, 2017 were as follows:

	Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	0%	-	12%	4%	-	20%
Weighted average discount rate	4.7%			1.7%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2017 are as follows (in thousands):

Balance as of October 31, 2016	$18,881
Increase in accrued contingent consideration	1,148
Payment of contingent consideration	(250)
Foreign currency transaction adjustments	(108)
Balance as of April 30, 2017	$19,671

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$6,944
Other long-term liabilities	12,727
$19,671

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

Index

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2017.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2017 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to HEICO	$86,613	$69,928	$45,686	$38,657

Denominator:
Weighted average common shares outstanding - basic	84,182	83,624	84,221	83,653
Effect of dilutive stock options	2,338	1,356	2,416	1,382
Weighted average common shares outstanding - diluted	86,520	84,980	86,637	85,035

Net income per share attributable to HEICO shareholders:
Basic	$1.03	$.84	$.54	$.46
Diluted	$1.00	$.82	$.53	$.45

Anti-dilutive stock options excluded	316	907	462	921

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2017 and 2016, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2017:
Net sales	$452,710	$267,334	($7,955)	$712,089
Depreciation	6,276	4,136	106	10,518
Amortization	8,203	11,436	344	19,983
Operating income	86,107	67,910	(12,925)	141,092
Capital expenditures	8,560	4,834	144	13,538

Six months ended April 30, 2016:
Net sales	$424,866	$236,718	($4,709)	$656,875
Depreciation	5,924	3,976	112	10,012
Amortization	8,245	10,595	331	19,171
Operating income	76,788	55,671	(13,044)	119,415
Capital expenditures	8,415	6,741	390	15,546

Three months ended April 30, 2017:
Net sales	$231,809	$141,169	($4,321)	$368,657
Depreciation	3,128	2,093	53	5,274
Amortization	4,099	5,701	179	9,979
Operating income	44,744	38,826	(7,028)	76,542
Capital expenditures	4,688	2,330	98	7,116

Three months ended April 30, 2016:
Net sales	$220,290	$132,566	($2,208)	$350,648
Depreciation	2,974	2,124	56	5,154
Amortization	4,117	5,825	166	10,108
Operating income	41,308	33,402	(7,916)	66,794
Capital expenditures	4,710	5,058	88	9,856

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment as of April 30, 2017 and October 31, 2016 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2017	$1,013,546	$1,003,535	$160,258	$2,177,339
Total assets as of October 31, 2016	878,674	1,017,827	142,974	2,039,475

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 30, 2017, the Company has arranged for standby letters of credit aggregating $4.0 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the six months ended April 30, 2017 and 2016, respectively, are as follows (in thousands):

	Six months ended April 30,
	2017	2016
Balances as of beginning of fiscal year	$3,351	$3,203
Accruals for warranties	1,107	1,068
Warranty claims settled	(1,250)	(1,150)
Balances as of April 30	$3,208	$3,121

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2016. There have been no material changes to our critical accounting policies during the six months ended April 30, 2017.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2017 have been affected by the fiscal 2016 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2016 and the fiscal 2017 acquisition as further detailed in Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

All share and per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in April 2017. See Note 1, Summary of Significant Accounting Policies – Stock Split, of the Notes to Condensed Consolidated Financial Statements for additional information regarding this stock split.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Net sales	$712,089	$656,875	$368,657	$350,648
Cost of sales	446,290	410,650	228,275	216,619
Selling, general and administrative expenses	124,707	126,810	63,840	67,235
Total operating costs and expenses	570,997	537,460	292,115	283,854
Operating income	$141,092	$119,415	$76,542	$66,794

Net sales by segment:
Flight Support Group	$452,710	$424,866	$231,809	$220,290
Electronic Technologies Group	267,334	236,718	141,169	132,566
Intersegment sales	(7,955)	(4,709)	(4,321)	(2,208)
	$712,089	$656,875	$368,657	$350,648

Operating income by segment:
Flight Support Group	$86,107	$76,788	$44,744	$41,308
Electronic Technologies Group	67,910	55,671	38,826	33,402
Other, primarily corporate	(12,925)	(13,044)	(7,028)	(7,916)
	$141,092	$119,415	$76,542	$66,794

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.3%	37.5%	38.1%	38.2%
Selling, general and administrative expenses	17.5%	19.3%	17.3%	19.2%
Operating income	19.8%	18.2%	20.8%	19.0%
Interest expense	.6%	.6%	.5%	.7%
Other income	.1%	—%	—%	.2%
Income tax expense	5.7%	5.5%	6.5%	6.1%
Net income attributable to noncontrolling interests	1.5%	1.5%	1.4%	1.4%
Net income attributable to HEICO	12.2%	10.6%	12.4%	11.0%

Index

Comparison of First Six Months of Fiscal 2017 to First Six Months of Fiscal 2016

Net Sales

Our consolidated net sales in the first six months of fiscal 2017 increased by 8% to a record $712.1 million, up from net sales of $656.9 million in the first six months of fiscal 2016. The increase in consolidated net sales principally reflects an increase of $30.6 million (a 13% increase) to a record $267.3 million in net sales within the ETG as well as an increase of $27.8 million (a 7% increase) to a record $452.7 million in net sales within the FSG. The net sales increase in the ETG reflects organic growth of 6% as well as net sales of $13.1 million contributed by our fiscal 2016 acquisition. The ETG's organic growth is mainly attributed to increased demand for certain other electronics, aerospace and medical products resulting in net sales increases of $7.5 million, $6.1 million and $2.3 million, respectively. The net sales increase in the FSG reflects organic growth of 6% principally attributed to increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines, resulting in net sales increases of $19.2 million and $11.3 million, respectively. Further, these increases were partially offset by lower net sales of $4.1 million within our specialty products product line principally related to certain industrial products. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first six months of fiscal 2017.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 37.3% in the first six months of fiscal 2017, which is comparable to 37.5% for the first six months of fiscal 2016. Total new product research and development expenses included within our consolidated cost of sales were $22.5 million in the first six months of fiscal 2017 compared to $20.0 million in the first six months of fiscal 2016.

Our consolidated selling, general and administrative (“SG&A”) expenses decreased to$124.7 million in the first six months of fiscal 2017, down from $126.8 million in the first six months of fiscal 2016. The decrease in consolidated SG&A expenses principally reflects $3.1 million of acquisition costs recorded in the first six months of fiscal 2016 associated with a fiscal 2016 acquisition and a $1.6 million impact from foreign currency transaction adjustments on borrowings denominated in Euros under our revolving credit facility, partially offset by a $2.8 million increase in performance-based compensation expense.

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.5% in the first six months of fiscal 2017, down from 19.3% in the first six months of fiscal 2016. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the benefit of our growth in net sales on relatively consistent period-over-period SG&A expenses as well as a .5% impact from the aforementioned decrease in acquisition costs.

Index

Operating Income

Our consolidated operating income increased by 18% to a record $141.1 million in the first six months of fiscal 2017, up from $119.4 million in the first six months of fiscal 2016. The increase in consolidated operating income principally reflects a $12.2 million increase (a 22% increase) to a record $67.9 million in operating income of the ETG as well as a $9.3 million increase (a 12% increase) to a record $86.1 million in operating income of the FSG. The increase in operating income of the ETG and FSG is principally attributed to the previously mentioned net sales growth and SG&A efficiencies realized within each operating segment. Further, the increase in operating income of the ETG reflects the previously mentioned decrease in acquisition costs partially offset by a $3.4 million increase in performance-based compensation expense.

As a percentage of net sales, our consolidated operating income increased to 19.8% in the first six months of fiscal 2017, up from 18.2% in the first six months of fiscal 2016. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 25.4% in the first six months of fiscal 2017, up from 23.5% in the first six months of fiscal 2016, and an increase in the FSG’s operating income as a percentage of net sales to 19.0% in the first six months of fiscal 2017, up from 18.1% in the first six months of fiscal 2016. The increase in the ETG’s and FSG’s operating income as a percentage of net sales principally reflects the previously mentioned net sales growth and SG&A efficiencies realized within each operating segment.

Interest Expense

Interest expense was $3.9 million in both the first six months of fiscal 2017 and fiscal 2016.

Other Income

Other income in the first six months of fiscal 2017 and 2016 was not material.

Income Tax Expense

Our effective tax rate in the first six months of fiscal 2017 decreased to 29.5% from 31.1% in the first six months of fiscal 2016. The decrease principally reflects a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of ASU 2016-09 in the first quarter of fiscal 2017 (see Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements) and the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP"). These decreases were partially offset by the benefit recognized in the six months of fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax credit that resulted in the recognition of additional income tax credits for qualified R&D actives related to the last ten months of fiscal 2015.

Index

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $10.5 million in the first six months of fiscal 2017 compared to $9.7 million in the first six months of fiscal 2016.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $86.6 million, or $1.00 per diluted share, in the first six months of fiscal 2017, up from $69.9 million, or $.82 per diluted share, in the first six months of fiscal 2016 principally reflecting the previously mentioned increased net sales and operating income.

Comparison of Second Quarter of Fiscal 2017 to Second Quarter of Fiscal 2016

Net Sales

Our consolidated net sales in the second quarter of fiscal 2017 increased by 5% to a record $368.7 million, as compared to net sales of $350.6 million in the second quarter of fiscal 2016. The increase in consolidated net sales principally reflects an increase of $8.6 million (a 6% increase) to a record $141.2 million in net sales within the ETG as well as an increase of $11.5 million (a 5% increase) to a record $231.8 million in net sales within the FSG. The net sales increase in the ETG reflects organic growth of 5% principally attributed to increased demand for certain aerospace, other electronics and medical products resulting in net sales increases of $3.5 million, $3.4 million and $1.0 million, respectively. The net sales increase in the FSG reflects organic growth of 5% principally attributed to increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines, resulting in net sales increases of $8.1 million and $5.4 million, respectively. Further, these increases were partially offset by lower net sales of $3.4 million within our specialty products product line principally related to certain defense and industrial products. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the second quarter of fiscal 2017.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.1% in the second quarter of fiscal 2017, which is comparable to 38.2% for the second quarter of fiscal 2016. Total new product research and development expenses included within our consolidated cost of sales were $11.2 million in the second quarter of fiscal 2017 compared to $11.0 million in the second quarter of fiscal 2016.

Our consolidated SG&A expenses decreased to $63.8 million in the second quarter of fiscal 2017, down from $67.2 million in the second quarter of fiscal 2016. The decrease in consolidated SG&A expenses principally reflects a $1.5 million impact from foreign currency

Index

transaction adjustments on borrowings denominated in Euros under our revolving credit facility and a $1.2 million impact from changes in the estimated fair value of accrued contingent consideration associated with prior year acquisitions.

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.3% in the second quarter of fiscal 2017, down from 19.2% in the second quarter of fiscal 2016. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the benefit of our growth in net sales on relatively consistent period-over-period SG&A expenses as well as a .4% impact from each of the previously mentioned foreign currency transaction adjustments and changes in the estimated fair value of accrued contingent consideration.

Operating Income

Our consolidated operating income increased by 15% to a record $76.5 million in the second quarter of fiscal 2017, up from $66.8 million in the second quarter of fiscal 2016. The increase in consolidated operating income principally reflects a $5.4 million increase (a 16% increase) to a record $38.8 million in operating income of the ETG as well as a $3.4 million increase (an 8% increase) to a record $44.7 million in operating income of the FSG. The increase in the ETG's and FSG's operating income is principally attributed to the previously mentioned net sales growth and SG&A efficiencies realized within each operating segment.

As a percentage of net sales, our consolidated operating income increased to 20.8% in the second quarter of fiscal 2017, up from 19.0% in the second quarter of fiscal 2016. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 27.5% in the second quarter of fiscal 2017, up from 25.2% in the second quarter of fiscal 2016, and an increase in the FSG’s operating income as a percentage of net sales to 19.3% in the second quarter of fiscal 2017, up from 18.8% in the second quarter of fiscal 2016. The increase in the ETG’s and FSG’s operating income as a percentage of net sales principally reflects the previously mentioned net sales growth and SG&A efficiencies realized within each operating segment.

Interest Expense

Interest expense was $2.0 million in the second quarter of fiscal 2017 compared to $2.3 million in the second quarter of fiscal 2016.

Other Income

Other income in the second quarter of fiscal 2017 and 2016 was not material.

Income Tax Expense

Our effective tax rate in the second quarter of fiscal 2017 decreased to 32.0% from 32.8% in the second quarter of fiscal 2016. The decrease principally reflects the favorable impact of

Index

higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.1 million in both the second quarter of fiscal 2017 and 2016.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $45.7 million, or $.53 per diluted share, in the second quarter of fiscal 2017 from $38.7 million, or $.45 per diluted share, in the second quarter of fiscal 2016 principally reflecting the previously mentioned increased net sales and operating income.

Outlook

As we look ahead to the remainder of fiscal 2017, we anticipate net sales growth within the FSG and ETG resulting from increased demand across the majority of our product lines. During the remainder of fiscal 2017, we plan to continue our focus on new product development, further market penetration, executing our acquisition strategies and maintaining our financial strength. Based on our current economic visibility, we are increasing our estimated consolidated fiscal 2017 year-over-year growth in net sales to 8% - 10% and in net income to 12% - 14%, up from our prior growth estimates in net sales of 6% - 8% and in net income of 9% - 11%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2017 are anticipated to approximate $35 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

In April 2017, we increased the aggregate principal amount of our revolving credit facility by $200 million to $1.0 billion through increased commitments from existing lenders. Additionally, the revolving credit facility contains both financial and non-financial covenants. As of April 30, 2017, we were in compliance with all such covenants. As of April 30, 2017, our total debt to shareholders’ equity ratio was 40.5%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Index

Operating Activities

Net cash provided by operating activities was $97.7 million in the first six months of fiscal 2017 and consisted primarily of net income from consolidated operations of $97.1 million, depreciation and amortization expense of $30.5 million (a non-cash item) and $3.7 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by an increase in working capital principally due to an increase of $14.3 million in inventory to support anticipated higher demand during the remainder of fiscal 2017 and a reduction in accrued expenses and trade accounts payable of $18.7 million in aggregate due to the timing of payments and accruals for certain items such as accrued performance-based compensation. Components of our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Net cash provided by operating activities decreased by $5.0 million in the first six months of fiscal 2017 from $102.7 million in the first six months of fiscal 2016. The decrease is principally attributed to an increase in net working capital of $19.7 million mainly resulting from the timing of certain tax payments, the timing of collections on accounts receivables and an increase in inventory to support anticipated higher demand over the remainder of fiscal 2017, partially offset by a $17.4 million increase in net income from consolidated operations and a $2.5 million impact from foreign currency transaction adjustments (a non-cash item).

Investing Activities

Net cash used in investing activities totaled $95.3 million in the first six months of fiscal 2017 and related primarily to acquisitions, net of cash acquired of $80.8 million as well as capital expenditures of $13.5 million. Further details regarding our fiscal 2017 acquisition may be found in Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first six months of fiscal 2017 totaled $9.1 million. During the first six months of fiscal 2017, we made payments on our revolving credit facility aggregating $84.0 million, paid $6.1 million in cash dividends on our common stock, made distributions to noncontrolling interests aggregating $3.9 million and paid $3.8 million to acquire certain noncontrolling interests. Additionally, we borrowed $87.0 million on our revolving credit facility principally to fund an acquisition and received $2.3 million in proceeds from stock option exercises in the first six months of fiscal 2017.

Index

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2016.

Off-Balance Sheet Arrangements

Guarantees

As of January 31, 2017, we have arranged for standby letters of credit aggregating $4.0 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating which transition method we will elect. In addition, we are currently identifying our various revenue streams and will subsequently review certain underlying customer contracts to determine the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

Index

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value. We adopted ASU 2016-09 in the first quarter of fiscal 2017 resulting in the recognition of a $3.1 million discrete income tax benefit, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million. Additionally, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased our weighted average number of diluted common shares outstanding by 712,000 shares and 747,000 shares in the first six months and second quarter of fiscal 2017, respectively. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. We adopted this change on a prospective basis, which resulted in a $3.1 million increase in cash provided by operating activities and cash used in financing activities in the first six months of fiscal 2017.

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

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	May 25, 2017	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.