Form 10-Q
period 2017-07-31
HEICO CORP
filed 2017-08-25
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 23, 2017 is as follows:

Common Stock, $.01 par value	33,770,329	shares
Class A Common Stock, $.01 par value	50,685,524	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$49,489	$42,955
Accounts receivable, net	206,405	202,227
Inventories, net	340,471	286,302
Prepaid expenses and other current assets	16,294	11,674
Deferred income taxes	43,270	41,063
Total current assets	655,929	584,221

Property, plant and equipment, net	129,905	121,611
Goodwill	921,978	865,717
Intangible assets, net	390,926	366,863
Deferred income taxes	—	407
Other assets	124,985	100,656
Total assets	$2,223,723	$2,039,475

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$450	$411
Trade accounts payable	78,795	73,335
Accrued expenses and other current liabilities	147,857	136,053
Income taxes payable	—	4,622
Total current liabilities	227,102	214,421

Long-term debt, net of current maturities	434,312	457,814
Deferred income taxes	106,866	105,962
Other long-term liabilities	131,893	114,061
Total liabilities	900,173	892,258

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	126,881	99,512

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 33,770 and 33,715 shares issued and outstanding	338	270
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 50,639 and 50,396 shares issued and outstanding	506	403
Capital in excess of par value	322,024	306,328
Deferred compensation obligation	2,320	2,460
HEICO stock held by irrevocable trust	(2,320)	(2,460)
Accumulated other comprehensive loss	(8,567)	(25,326)
Retained earnings	797,621	681,704
Total HEICO shareholders’ equity	1,111,922	963,379
Noncontrolling interests	84,747	84,326
Total shareholders’ equity	1,196,669	1,047,705
Total liabilities and equity	$2,223,723	$2,039,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016

Net sales	$1,103,589	$1,012,959	$391,500	$356,084

Operating costs and expenses:
Cost of sales	688,893	633,151	242,603	222,501
Selling, general and administrative expenses	197,482	190,539	72,775	63,729

Total operating costs and expenses	886,375	823,690	315,378	286,230

Operating income	217,214	189,269	76,122	69,854

Interest expense	(6,376)	(6,194)	(2,447)	(2,294)
Other income	835	154	200	16

Income before income taxes and noncontrolling interests	211,673	183,229	73,875	67,576

Income tax expense	63,100	56,600	22,400	20,600

Net income from consolidated operations	148,573	126,629	51,475	46,976

Less: Net income attributable to noncontrolling interests	16,262	14,699	5,777	4,974

Net income attributable to HEICO	$132,311	$111,930	$45,698	$42,002

Net income per share attributable to HEICO shareholders:
Basic	$1.57	$1.34	$.54	$.50
Diluted	$1.53	$1.32	$.53	$.49

Weighted average number of common shares outstanding:
Basic	84,235	83,718	84,343	83,908
Diluted	86,645	85,102	86,893	85,348

Cash dividends per share	$.152	$.128	$.080	$.064
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016

Net income from consolidated operations	$148,573	$126,629	$51,475	$46,976
Other comprehensive income:
Foreign currency translation adjustments	17,854	2,909	17,620	(3,639)
Amortization of unrealized loss on defined benefit pension plan, net of tax	22	—	7	—
Total other comprehensive income	17,876	2,909	17,627	(3,639)
Comprehensive income from consolidated operations	166,449	129,538	69,102	43,337
Less: Net income attributable to noncontrolling interests	16,262	14,699	5,777	4,974
Less: Foreign currency translation adjustments attributable to noncontrolling interests	1,117	201	1,192	(353)
Comprehensive income attributable to noncontrolling interests	17,379	14,900	6,969	4,621
Comprehensive income attributable to HEICO	$149,070	$114,638	$62,133	$38,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705
Comprehensive income	9,127	—	—	—	—	—	16,759	132,311	8,252	157,322
Cash dividends ($.152 per share)	—	—	—	—	—	—	—	(12,807)	—	(12,807)
Five-for-four common stock split	—	68	101	(169)	—	—	—	(23)	—	(23)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	6,489	—	—	—	—	—	6,489
Share-based compensation expense	—	—	—	5,207	—	—	—	—	—	5,207
Proceeds from stock option exercises	—	—	2	4,169	—	—	—	—	—	4,171
Noncontrolling interests assumed related to acquisitions	23,618	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,093)	—	—	—	—	—	—	—	(7,831)	(7,831)
Acquisitions of noncontrolling interests	(3,848)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	3,565	—	—	—	—	—	—	(3,565)	—	(3,565)
Deferred compensation obligation	—	—	—	—	(140)	140	—	—	—	—
Other	—	—	—	—	—	—	—	1	—	1
Balances as of July 31, 2017	$126,881	$338	$506	$322,024	$2,320	($2,320)	($8,567)	$797,621	$84,747	$1,196,669

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271
Comprehensive income	7,431	—	—	—	—	—	2,708	111,930	7,469	122,107
Cash dividends ($.128 per share)	—	—	—	—	—	—	—	(10,724)	—	(10,724)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	5,913	—	—	—	—	—	5,915
Share-based compensation expense	—	—	—	4,905	—	—	—	—	—	4,905
Proceeds from stock option exercises	—	—	2	4,829	—	—	—	—	—	4,831
Tax benefit from stock option exercises	—	—	—	867	—	—	—	—	—	867
Distributions to noncontrolling interests	(7,337)	—	—	—	—	—	—	—	(8,819)	(8,819)
Acquisitions of noncontrolling interests	(3,599)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	129	—	—	—	—	—	—	(129)	—	(129)
Deferred compensation obligation	—	—	—	—	(148)	148	—	—	—	—
Other	—	—	—	(4)	—	—	—	—	50	46
Balances as of July 31, 2016	$87,906	$270	$403	$302,730	$1,635	($1,635)	($22,372)	$649,131	$82,108	$1,012,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2017	2016
Operating Activities:
Net income from consolidated operations	$148,573	$126,629
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	46,912	44,603
Employer contributions to HEICO Savings and Investment Plan	5,732	5,219
Share-based compensation expense	5,207	4,905
Increase in accrued contingent consideration	1,227	2,635
Foreign currency transaction adjustments, net	3,316	876
Deferred income tax benefit	(6,998)	(6,053)
Tax benefit from stock option exercises	—	867
Excess tax benefit from stock option exercises	—	(880)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	13,343	(2,974)
Increase in inventories	(22,415)	(13,914)
Increase in prepaid expenses and other current assets	(3,722)	(1,943)
Decrease in trade accounts payable	(3,561)	(2,629)
(Decrease) increase in accrued expenses and other current liabilities	(1,476)	15,630
(Decrease) increase in income taxes payable	(5,423)	1,775
Other long-term assets and liabilities, net	(1,412)	(2,330)
Net cash provided by operating activities	179,303	172,416

Investing Activities:
Acquisitions, net of cash acquired	(95,759)	(263,811)
Capital expenditures	(20,445)	(23,113)
Other	(685)	(3,005)
Net cash used in investing activities	(116,889)	(289,929)

Financing Activities:
Borrowings on revolving credit facility	87,000	260,000
Payments on revolving credit facility	(113,000)	(118,000)
Distributions to noncontrolling interests	(12,924)	(16,156)
Cash dividends paid	(12,807)	(10,724)
Payment of contingent consideration	(7,039)	(6,960)
Acquisitions of noncontrolling interests	(3,848)	(3,599)
Proceeds from stock option exercises	4,171	4,831
Excess tax benefit from stock option exercises	—	880
Revolving credit facility issuance costs	(270)	—
Other	(241)	(272)
Net cash (used in) provided by financing activities	(58,958)	110,000

Effect of exchange rate changes on cash	3,078	1,101

Net increase (decrease) in cash and cash equivalents	6,534	(6,412)
Cash and cash equivalents at beginning of year	42,955	33,603
Cash and cash equivalents at end of period	$49,489	$27,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016. The October 31, 2016 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional

Index

disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating which transition method it will elect. In addition, the Company is currently identifying its various revenue streams and reviewing certain underlying customer contracts to determine the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 resulting in the recognition of a $3.1 million discrete income tax benefit, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million. Additionally, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively

Index

excluded from the assumed future proceeds in the calculation of diluted shares, which increased the Company's weighted average number of diluted common shares outstanding by 745,000 shares and 808,000 shares in the first nine months and third quarter of fiscal 2017, respectively. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $3.1 million increase in cash provided by operating activities and cash used in financing activities in the first nine months of fiscal 2017.

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

In June 2017, the Company, through a subsidiary of the HEICO Flight Support Corp., acquired all of the ownership interests of Carbon by Design ("CBD"). CBD is a manufacturer of composite components for UAVs, rockets, spacecraft and other specialized applications. The purchase price of CBD was paid using cash provided by operating activities.

The total consideration for the fiscal 2017 acquisitions is not material or significant to the Company's condensed consolidated financial statements and the related allocation to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. The operating results of the fiscal 2017 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The Company's consolidated net sales for the nine and three months ended July 31, 2017 include approximately $24.6 million and $23.1 million, respectively, from the fiscal 2017 acquisitions. The amount of earnings of the fiscal 2017 acquisitions included in the Company's Condensed Consolidated Statements of Operations for the nine and three months ended July 31, 2017 is not material.

Had the fiscal 2017 acquisitions occurred as of November 1, 2015, net sales on a pro forma basis for the nine and three months ended July 31, 2017 would not have been materially different than the reported amounts and net sales on a pro forma basis for the nine and three months ended July 31, 2016 would have been $1,076.8 million and $378.6 million respectively. Net income from consolidated operations, net income attributable to HEICO and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2017 and 2016 would not have been materially different than the reported amounts. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of November 1, 2015.

Index

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2017	October 31, 2016
Accounts receivable	$209,873	$205,386
Less: Allowance for doubtful accounts	(3,468)	(3,159)
Accounts receivable, net	$206,405	$202,227

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	July 31, 2017	October 31, 2016
Costs incurred on uncompleted contracts	$24,114	$19,086
Estimated earnings	17,463	13,887
	41,577	32,973
Less: Billings to date	(43,652)	(39,142)
	($2,075)	($6,169)
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$3,730	$4,839
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(5,805)	(11,008)
	($2,075)	($6,169)

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the nine and three months ended July 31, 2017 and 2016.

Inventories

(in thousands)	July 31, 2017	October 31, 2016
Finished products	$171,587	$131,008
Work in process	39,893	36,076
Materials, parts, assemblies and supplies	126,246	117,153
Contracts in process	3,536	3,253
Less: Billings to date	(791)	(1,188)
Inventories, net of valuation reserves	$340,471	$286,302

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

(in thousands)	July 31, 2017	October 31, 2016
Land	$5,099	$5,090
Buildings and improvements	86,592	79,205
Machinery, equipment and tooling	189,577	171,717
Construction in progress	9,887	10,453
	291,155	266,465
Less: Accumulated depreciation and amortization	(161,250)	(144,854)
Property, plant and equipment, net	$129,905	$121,611

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $11.9 million as of both July 31, 2017 and October 31, 2016. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2017 and 2016 was $8.1 million and $8.3 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2017 and 2016 was $2.7 million and $3.1 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2017 and 2016 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
R&D expenses	$33,889	$32,666	$11,420	$12,674

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

	July 31, 2017	October 31, 2016
Redeemable at fair value	$83,244	$85,574
Redeemable based on a multiple of future earnings	43,637	13,938
Redeemable noncontrolling interests	$126,881	$99,512

As discussed in Note 2, Acquisitions, the Company, through the FSG, acquired an 80.1% equity interest in A2C in April 2017. As part of the purchase agreement, the Company has the right to purchase the noncontrolling interest in the subsidiary over a two-year period beginning in fiscal 2022, or sooner under certain conditions, and the noncontrolling interest holder has the right to cause the Company to purchase the same equity interest over the same period.

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

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2017 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2016	($23,953)	($1,373)	($25,326)
Unrealized gain	16,737	—	16,737
Amortization of unrealized loss on defined benefit pension plan, net of tax	—	22	22
Balances as of July 31, 2017	($7,216)	($1,351)	($8,567)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2017 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2016	$336,681	$529,036	$865,717
Goodwill acquired	49,297	—	49,297
Foreign currency translation adjustments	3,389	3,575	6,964
Balances as of July 31, 2017	$389,367	$532,611	$921,978

The goodwill acquired pertains to the fiscal 2017 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The Company estimates that the majority of the goodwill acquired in fiscal 2017 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2017			As of October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$280,377	($109,195)	$171,182	$248,271	($88,829)	$159,442
Intellectual property	143,001	(41,888)	101,113	139,817	(33,291)	106,526
Licenses	6,559	(2,778)	3,781	6,559	(2,325)	4,234
Patents	853	(537)	316	779	(480)	299
Non-compete agreements	821	(821)	—	811	(811)	—
Trade names	466	(108)	358	466	(77)	389
	432,077	(155,327)	276,750	396,703	(125,813)	270,890
Non-Amortizing Assets:
Trade names	114,176	—	114,176	95,973	—	95,973
	$546,253	($155,327)	$390,926	$492,676	($125,813)	$366,863

The increase in the gross carrying amount of customer relationships, non-amortizing trade names and intellectual property as of July 31, 2017 compared to October 31, 2016 principally relates to such intangible assets recognized in connection with the fiscal 2017 acquisitions (see Note 2, Acquisitions). The weighted-average amortization period of the customer relationships and intellectual property acquired during fiscal 2017 is 12 and 13 years, respectively.

Index

Amortization expense related to intangible assets for the nine months ended July 31, 2017 and 2016 was $28.2 million and $27.0 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2017 and 2016 was $9.9 million and $9.4 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2017 is estimated to be $10.0 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $38.2 million in fiscal 2018, $35.9 million in fiscal 2019, $33.2 million in fiscal 2020, $30.5 million in fiscal 2021, $25.3 million in fiscal 2022, and $103.7 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	July 31, 2017	October 31, 2016
Borrowings under revolving credit facility	$431,660	$455,083
Capital leases and note payable	3,102	3,142
	434,762	458,225
Less: Current maturities of long-term debt	(450)	(411)
	$434,312	$457,814

The Company's borrowings under its revolving credit facility mature in fiscal 2019. As of July 31, 2017 and October 31, 2016, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 2.2% and 1.6%, respectively. Borrowings under the revolving credit facility denominated in Euros were €32 million as of both July 31, 2017 and October 31, 2016 of which the U.S. dollar equivalent was $37.7 million and $35.1 million, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2017, the Company was in compliance with all such covenants.

In April 2017, the Company increased the aggregate principal amount of its revolving credit facility by $200 million to $1.0 billion through increased commitments from existing lenders.

Index

6.     INCOME TAXES

The Company’s effective tax rate in the first nine months of fiscal 2017 decreased to 29.8% from 30.9% in the first nine months of fiscal 2016. The decrease principally reflects a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of ASU 2016-09 in the first quarter of fiscal 2017 (see Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements) and the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP"). These decreases were partially offset by the benefit recognized in the first nine months of fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax credit that resulted in the recognition of additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2015.

The Company's effective tax rate in the third quarter of fiscal 2017 decreased slightly to 30.3% from 30.5% in the third quarter of fiscal 2016.

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$109,713	$—	$109,713
Money market funds	2,267	—	—	2,267
Equity securities	2,430	—	—	2,430
Mutual funds	1,498	—	—	1,498
Other	1,368	—	—	1,368
Total assets	$7,563	$109,713	$—	$117,276

Liabilities:
Contingent consideration	$—	$—	$14,041	$14,041

Index

	As of October 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$86,004	$—	$86,004
Money market funds	2,515	—	—	2,515
Equity securities	1,832	—	—	1,832
Mutual funds	1,758	—	—	1,758
Other	1,043	50	—	1,093
Total assets	$7,148	$86,054	$—	$93,202

Liabilities:
Contingent consideration	$—	$—	$18,881	$18,881

The Company maintains two non-qualified deferred compensation plans. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $117.3 million as of July 31, 2017 and $93.2 million as of October 31, 2016, of which the LCP related assets were $112.0 million and $88.5 million as of July 31, 2017 and October 31, 2016, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $116.1 million as of July 31, 2017 and $92.6 million as of October 31, 2016, of which the LCP related liability was $110.8 million and $87.9 million as of July 31, 2017 and October 31, 2016, respectively.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $2.0 million in aggregate during the five year period following the acquisition. During the second quarter of fiscal 2017, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the first year following the acquisition. As of July 31, 2017, the estimated fair value of the remaining contingent consideration was $1.3 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €18.3 million in aggregate, should the acquired entity meet certain earnings objectives during each of the first three years following the first anniversary of the acquisition. During the third quarter of fiscal

Index

2017, the Company paid €6.1 million, or $6.8 million, of contingent consideration based on the actual earnings of the acquired entity during the second year following the acquisition. As of July 31, 2017, the estimated fair value of the remaining contingent consideration was €10.8 million, or $12.7 million.

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

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of July 31, 2017 were as follows:

	Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	0%	-	12%	4%	-	20%
Weighted average discount rate	4.8%			1.6%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2017 are as follows (in thousands):

Balance as of October 31, 2016	$18,881
Payment of contingent consideration	(7,039)
Increase in accrued contingent consideration	1,227
Foreign currency transaction adjustments	972
Balance as of July 31, 2017	$14,041

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$7,014
Other long-term liabilities	7,027
$14,041

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

Index

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2017.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2017 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Numerator:
Net income attributable to HEICO	$132,311	$111,930	$45,698	$42,002

Denominator:
Weighted average common shares outstanding - basic	84,235	83,718	84,343	83,908
Effect of dilutive stock options	2,410	1,384	2,550	1,440
Weighted average common shares outstanding - diluted	86,645	85,102	86,893	85,348

Net income per share attributable to HEICO shareholders:
Basic	$1.57	$1.34	$.54	$.50
Diluted	$1.53	$1.32	$.53	$.49

Anti-dilutive stock options excluded	446	844	706	717

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2017 and 2016, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2017:
Net sales	$710,676	$405,194	($12,281)	$1,103,589
Depreciation	9,654	6,304	160	16,118
Amortization	13,088	17,158	548	30,794
Operating income	132,771	106,453	(22,010)	217,214
Capital expenditures	12,305	7,920	220	20,445

Nine months ended July 31, 2016:
Net sales	$647,419	$372,933	($7,393)	$1,012,959
Depreciation	8,973	5,854	166	14,993
Amortization	12,414	16,700	496	29,610
Operating income	118,757	89,280	(18,768)	189,269
Capital expenditures	13,449	9,257	407	23,113

Three months ended July 31, 2017:
Net sales	$257,966	$137,860	($4,326)	$391,500
Depreciation	3,378	2,168	54	5,600
Amortization	4,885	5,722	204	10,811
Operating income	46,664	38,543	(9,085)	76,122
Capital expenditures	3,745	3,086	76	6,907

Three months ended July 31, 2016:
Net sales	$222,553	$136,215	($2,684)	$356,084
Depreciation	3,049	1,878	54	4,981
Amortization	4,169	6,105	165	10,439
Operating income	41,969	33,609	(5,724)	69,854
Capital expenditures	5,034	2,516	17	7,567

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment as of July 31, 2017 and October 31, 2016 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2017	$1,040,802	$1,015,645	$167,276	$2,223,723
Total assets as of October 31, 2016	878,674	1,017,827	142,974	2,039,475

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 31, 2017, the Company has arranged for standby letters of credit aggregating $4.0 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the nine months ended July 31, 2017 and 2016, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2017	2016
Balances as of beginning of fiscal year	$3,351	$3,203
Accruals for warranties	1,476	1,765
Warranty claims settled	(1,825)	(1,869)
Balances as of July 31	$3,002	$3,099

Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Index

11. SUBSEQUENT EVENT
In August 2017, the Company announced that its HEICO Electronic subsidiary had entered into an agreement to effectively acquire all of the outstanding stock of AeroAntenna Technology, Inc., (“AAT”) for approximately $317 million in cash and up to approximately $20 million of additional contingent consideration payable after the first six years following the acquisition. Closing, which is subject to governmental approval and standard closing conditions, is expected to occur in the fourth quarter of fiscal 2017. AAT designs and produces high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses. The purchase price of this acquisition is expected to be paid in cash, principally using proceeds from the Company's revolving credit facility.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2016. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2017.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2017 have been affected by the fiscal 2017 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report. In addition, our results of operations for the nine months ended July 31, 2017 have been affected by the fiscal 2016 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2016.

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

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Net sales	$1,103,589	$1,012,959	$391,500	$356,084
Cost of sales	688,893	633,151	242,603	222,501
Selling, general and administrative expenses	197,482	190,539	72,775	63,729
Total operating costs and expenses	886,375	823,690	315,378	286,230
Operating income	$217,214	$189,269	$76,122	$69,854

Net sales by segment:
Flight Support Group	$710,676	$647,419	$257,966	$222,553
Electronic Technologies Group	405,194	372,933	137,860	136,215
Intersegment sales	(12,281)	(7,393)	(4,326)	(2,684)
	$1,103,589	$1,012,959	$391,500	$356,084

Operating income by segment:
Flight Support Group	$132,771	$118,757	$46,664	$41,969
Electronic Technologies Group	106,453	89,280	38,543	33,609
Other, primarily corporate	(22,010)	(18,768)	(9,085)	(5,724)
	$217,214	$189,269	$76,122	$69,854

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.6%	37.5%	38.0%	37.5%
Selling, general and administrative expenses	17.9%	18.8%	18.6%	17.9%
Operating income	19.7%	18.7%	19.4%	19.6%
Interest expense	.6%	.6%	.6%	.6%
Other income	.1%	—%	.1%	—%
Income tax expense	5.7%	5.6%	5.7%	5.8%
Net income attributable to noncontrolling interests	1.5%	1.5%	1.5%	1.4%
Net income attributable to HEICO	12.0%	11.0%	11.7%	11.8%

Index

Comparison of First Nine Months of Fiscal 2017 to First Nine Months of Fiscal 2016

Net Sales

Our consolidated net sales in the first nine months of fiscal 2017 increased by 9% to a record $1,103.6 million, up from net sales of $1,013.0 million in the first nine months of fiscal 2016. The increase in consolidated net sales principally reflects an increase of $63.3 million (a 10% increase) to a record $710.7 million in net sales within the FSG as well as an increase of $32.3 million (a 9% increase) to a record $405.2 million in net sales within the ETG. The net sales increase in the FSG reflects organic growth of 6% as well as net sales of $24.6 million contributed by our fiscal 2017 acquisitions. The FSG's organic growth is mainly attributed to increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines, resulting in net sales increases of $32.8 million and $15.8 million, respectively. Further, these increases were partially offset by lower net sales of $9.9 million within our specialty products product line principally related to certain industrial and defense products. The net sales increase in the ETG reflects organic growth of 4% as well as net sales of $13.1 million contributed by our fiscal 2016 acquisition. The ETG's organic growth is mainly attributed to increased demand for our aerospace, other electronics, space and medical products resulting in net sales increases of $9.9 million, $9.7 million, $6.2 million and $3.5 million, respectively, partially offset by a $10.8 million decrease in defense-related net sales principally due to customer delays in getting some anticipated new orders under contract. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first nine months of fiscal 2017.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 37.6% in the first nine months of fiscal 2017, up from 37.5% in the first nine months of fiscal 2016, principally reflecting a .4% increase in the ETG's gross profit margin. The increase in the ETG's gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain of our aerospace, other electronics and medical products, partially offset by a decrease in net sales of certain of our defense products and a less favorable product mix for certain of our space products. Total new product research and development expenses included within our consolidated cost of sales were $33.9 million in the first nine months of fiscal 2017 compared to $32.7 million in the first nine months of fiscal 2016.

Our consolidated selling, general and administrative (“SG&A”) expenses were $197.5 and $190.5 million in the first nine months of fiscal 2017 and 2016, respectively. The increase in consolidated SG&A expenses principally reflects $8.9 million attributable to the fiscal 2017 and 2016 acquisitions and a $2.0 million impact from foreign currency transaction adjustments on borrowings denominated in Euros under our revolving credit facility. These increases were partially offset by $3.1 million of acquisition costs recorded in the first nine months of fiscal 2016 associated with a fiscal 2016 acquisition and a $1.7 million decrease in legal expenses.

Index

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.9% in the first nine months of fiscal 2017, down from 18.8% in the first nine months of fiscal 2016. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects an aggregate .5% impact from the aforementioned decrease in acquisition costs and legal expenses in addition to efficiencies realized from the benefit of our net sales growth on relatively consistent period-over-period SG&A expenses, partially offset by a .2% impact from the previously mentioned foreign currency transaction adjustments.

Operating Income

Our consolidated operating income increased by 15% to a record $217.2 million in the first nine months of fiscal 2017, up from $189.3 million in the first nine months of fiscal 2016. The increase in consolidated operating income principally reflects a $17.2 million increase (a 19% increase) to a record $106.5 million in operating income of the ETG as well as a $14.0 million increase (a 12% increase) to a record $132.8 million in operating income of the FSG. Additionally, our consolidated operating income was unfavorably impacted by a $2.5 million increase in corporate expenses principally due to the previously mentioned foreign currency transaction adjustments. The increase in operating income of the ETG is principally attributed to the previously mentioned net sales growth, the impact from the previously mentioned decrease in acquisition costs, a $1.5 million decrease in legal expenses and the previously mentioned improved gross profit margin. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth and SG&A efficiencies.

Our consolidated operating income as a percentage of net sales increased to 19.7% in the first nine months of fiscal 2017, up from 18.7% in the first nine months of fiscal 2016. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 26.3% in the first nine months of fiscal 2017, up from 23.9% in the first nine months of fiscal 2016, and an increase in the FSG’s operating income as a percentage of net sales to 18.7% in the first nine months of fiscal 2017, up from 18.3% in the first nine months of fiscal 2016. Additionally, our consolidated operating income as a percentage of net sales was unfavorably impacted by a .2% impact from the previously mentioned foreign currency transaction adjustments. The increase in the ETG’s operating income as a percentage of net sales principally reflects an aggregate 1.2% impact from the previously mentioned decrease in acquisition costs and legal expenses as well as the improved gross profit margin. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned SG&A efficiencies.

Interest Expense

Interest expense increased to $6.4 million in the first nine months of fiscal 2017, up from $6.2 million in the first nine months of fiscal 2016. The increase was principally due to higher interest rates partially offset by a lower weighted average balance outstanding under our revolving credit facility.

Index

Other Income

Other income in the first nine months of fiscal 2017 and 2016 was not material.

Income Tax Expense

Our effective tax rate in the first nine months of fiscal 2017 decreased to 29.8% from 30.9% in the first nine months of fiscal 2016. The decrease principally reflects a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of ASU 2016-09 in the first quarter of fiscal 2017 (see Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements) and the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP"). These decreases were partially offset by the benefit recognized in the first nine months of fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax credit that resulted in the recognition of additional income tax credits for qualified R&D actives related to the last ten months of fiscal 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $16.3 million in the first nine months of fiscal 2017 compared to $14.7 million in the first nine months of fiscal 2016. The increase in the first nine months of fiscal 2017 reflects higher net income of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $132.3 million, or $1.53 per diluted share, in the first nine months of fiscal 2017, up from $111.9 million, or $1.32 per diluted share, in the first nine months of fiscal 2016 principally reflecting the previously mentioned increased net sales and operating income.

Comparison of Third Quarter of Fiscal 2017 to Third Quarter of Fiscal 2016

Net Sales

Our consolidated net sales in the third quarter of fiscal 2017 increased by 10% to a record $391.5 million, as compared to net sales of $356.1 million in the third quarter of fiscal 2016. The increase in consolidated net sales principally reflects an increase of $35.4 million (a 16% increase) to a record $258.0 million in net sales within the FSG as well as an increase of $1.6 million (a 1% increase) to $137.9 million in net sales within the ETG. The net sales increase in the FSG reflects net sales of $23.1 million contributed by our fiscal 2017 acquisitions as well as organic growth of 6%. The FSG's organic growth is mainly attributed to increased demand and

Index

new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines, resulting in net sales increases of $13.6 million and $4.5 million, respectively. Further, these increases were partially offset by lower net sales of $5.9 million within our specialty products product line principally related to certain commercial aerospace and defense products. The net sales increase in the ETG is mainly attributed to increased demand for our space, aerospace, other electronics and medical products resulting in net sales increases of $5.6 million, $3.8 million, $2.3 million and $1.2 million, respectively, partially offset by an $11.4 million decrease in defense-related net sales principally due to customer delays in getting some anticipated new orders under contract. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the third quarter of fiscal 2017.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 38.0% in the third quarter of fiscal 2017, up from 37.5% in the third quarter of fiscal 2016, principally reflecting an increase of 2.2% in the ETG's gross profit margin. The increase in the ETG’s gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain of our space, other electronics and aerospace products partially offset by a decrease in net sales and less favorable product mix for certain of our defense products. Total new product research and development expenses included within our consolidated cost of sales were $11.4 million in the third quarter of fiscal 2017 compared to $12.7 million in the third quarter of fiscal 2016.

Our consolidated SG&A expenses were $72.8 million and $63.7 million in the third quarter of fiscal 2017 and 2016, respectively. The increase in consolidated SG&A expenses principally reflects $6.6 million attributable to the fiscal 2017 acquisitions and a $3.7 million impact from foreign currency transaction adjustments on borrowings denominated in Euros under our revolving credit facility, partially offset by a $2.0 million decrease in legal expenses.

Our consolidated SG&A expenses as a percentage of net sales were 18.6% and 17.9% in the third quarter of fiscal 2017 and 2016, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.0% impact from the previously mentioned foreign currency transaction adjustments partially offset by a .5% impact from the previously mentioned decrease in legal expenses.

Operating Income

Our consolidated operating income increased by 9% to $76.1 million in the third quarter of fiscal 2017, up from $69.9 million in the third quarter of fiscal 2016. The increase in consolidated operating income principally reflects a $4.9 million increase (a 15% increase) to $38.5 million in operating income of the ETG as well as a $4.7 million increase (an 11% increase) to a record $46.7 million in operating income of the FSG. Additionally, our consolidated operating income was unfavorably impacted by a $3.0 million increase in corporate expenses principally due to the previously mentioned foreign currency transaction adjustments. The increase in operating income of the ETG mainly reflects the previously mentioned improved

Index

gross profit margin and a $1.9 million decrease in legal expenses. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth.

Our consolidated operating income as a percentage of net sales was 19.4% and 19.6% in the third quarter of fiscal 2017 and 2016, respectively. The decrease principally reflects an increase in the ETG’s operating income as a percentage of net sales to 28.0% in the third quarter of fiscal 2017, up from 24.7% in the third quarter of fiscal 2016, and a decrease in the FSG’s operating income as a percentage of net sales to 18.1% in the third quarter of fiscal 2017, down from 18.9% in the third quarter of fiscal 2016. The increase in the ETG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and a 1.4% impact from the previously mentioned decrease in legal expenses. The decrease in the FSG’s operating income as a percentage of net sales principally reflects an aggregate .4% impact from an increase in intangible asset amortization and depreciation expense attributable to the fiscal 2017 acquisitions and a .2% impact from changes in the estimated fair value of accrued contingent consideration associated with a prior year acquisition mainly from foreign currency transaction adjustments.

Interest Expense

Interest expense was $2.4 million in the third quarter of fiscal 2017 compared to $2.3 million in the third quarter of fiscal 2016.

Other Income

Other income in the third quarter of fiscal 2017 and 2016 was not material.

Income Tax Expense

Our effective tax rate in the third quarter of fiscal 2017 decreased slightly to 30.3% from 30.5% in the third quarter of fiscal 2016.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.8 million in third quarter of fiscal 2017 as compared to $5.0 million in the third quarter of fiscal 2016. The increase in the third quarter of fiscal 2017 principally reflects higher net income of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $45.7 million, or $.53 per diluted share, in the third quarter of fiscal 2017 from $42.0 million, or $.49 per diluted share, in the third

Index

quarter of fiscal 2016 principally reflecting the previously mentioned increased net sales and operating income.

Outlook

As we look ahead to the remainder of fiscal 2017, we anticipate net sales growth within the FSG and ETG resulting from increased demand across the majority of our product lines moderated by short-term lower defense-related net sales principally due to customer delays in getting some anticipated new orders under contract. Also, we will continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Based on our current economic visibility, we are increasing our estimated consolidated fiscal 2017 year-over-year growth in net sales to 9% - 11% and in net income to 14% - 16%, up from our prior growth estimates in net sales of 8% - 10% and in net income of 12% - 14%. These estimates include our pending acquisition of AeroAntenna Technology, Inc., as discussed further within Contractual Obligations of this Item 2, but exclude any other additional acquired businesses, if any.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2017 are anticipated to be approximately $31 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

In April 2017, we increased the aggregate principal amount of our revolving credit facility by $200 million to $1.0 billion through increased commitments from existing lenders. Additionally, the revolving credit facility contains both financial and non-financial covenants. As of July 31, 2017, we were in compliance with all such covenants. As of July 31, 2017, our total debt to shareholders’ equity ratio was 36.3%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $179.3 million in the first nine months of fiscal 2017 and consisted primarily of net income from consolidated operations of $148.6 million, depreciation and amortization expense of $46.9 million (a non-cash item) and $5.7 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $23.3 million increase in working capital principally due to an increase of $22.4 million in inventory to support anticipated higher demand during the remainder of fiscal 2017.

Index

Net cash provided by operating activities increased by $6.9 million in the first nine months of fiscal 2017 to $179.3 million, up from $172.4 million in the first nine months of fiscal 2016. The increase is principally attributed to a $21.9 million increase in net income from consolidated operations, partially offset by an increase in net working capital of $19.2 million mainly resulting from an $8.5 million increase in inventory to support anticipated higher demand over the remainder of fiscal 2017 and a $7.2 million increase mainly resulting from the timing of certain income tax payments.

Investing Activities

Net cash used in investing activities totaled $116.9 million in the first nine months of fiscal 2017 and related primarily to acquisitions, net of cash acquired of $95.8 million as well as capital expenditures of $20.4 million. Further details regarding our fiscal 2017 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first nine months of fiscal 2017 totaled $59.0 million. During the first nine months of fiscal 2017, we made payments on our revolving credit facility aggregating $113.0 million, made distributions to noncontrolling interests aggregating $12.9 million, paid $12.8 million in cash dividends on our common stock, paid $7.0 million in contingent consideration and paid $3.8 million to acquire certain noncontrolling interests. Additionally, we borrowed $87.0 million on our revolving credit facility principally to fund an acquisition and received $4.2 million in proceeds from stock option exercises in the first nine months of fiscal 2017.

Contractual Obligations

Except as otherwise noted below, there have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2016.

In August 2017, we announced that our HEICO Electronic subsidiary had entered into an agreement to effectively acquire all of the outstanding stock of AeroAntenna Technology, Inc., (“AAT”) for approximately $317 million in cash and up to approximately $20 million of additional contingent consideration payable after the first six years following the acquisition. Closing, which is subject to governmental approval and standard closing conditions, is expected to occur in the fourth quarter of fiscal 2017. AAT designs and produces high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses. The purchase price of this acquisition is expected to be paid in cash, principally using proceeds from our revolving credit facility.

Index

Off-Balance Sheet Arrangements

Guarantees

As of July 31, 2017, we have arranged for standby letters of credit aggregating $4.0 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating which transition method we will elect. In addition, we are currently identifying our various revenue streams and reviewing certain underlying customer contracts to determine the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value. We adopted ASU 2016-09 in the first quarter of fiscal 2017 resulting in the recognition of a $3.1 million discrete income tax benefit, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million. Additionally, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased our weighted average number of diluted common shares outstanding by 745,000 shares and 808,000 shares in the first nine months and third quarter of fiscal 2017, respectively. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. We adopted this change on a prospective basis, which resulted in a $3.1 million increase in cash provided by operating activities and cash used in financing activities in the first nine months of fiscal 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 6.    EXHIBITS

Exhibit	Description
2.1 #
Stock Purchase Agreement Between and Among HEICO Electronic Technologies Corp., AeroAntenna Technology, Inc., Yosef (Joseph) Klein, Carmela Klein, Carmela Klein, Trustee of the Carmela Klein Exempt Trust under the Yosef Klein 2008 Irrevocable Delaware Trust, dated September 5, 2008 and Yosef Klein, Trustee of the Carmela Klein 2010 Irrevocable Delaware Trust, dated April 1, 2010; dated as of August 17, 2017. *

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

#
Schedules and similar attachments to the Stock Purchase Agreement Between and Among HEICO Electronic Technologies Corp., AeroAntenna Technology, Inc., Yosef (Joseph) Klein, Carmela Klein, Carmela Klein, Trustee of the Carmela Klein Exempt Trust under the Yosef Klein 2008 Irrevocable Delaware Trust, dated September 5, 2008 and Yosef Klein, Trustee of the Carmela Klein 2010 Irrevocable Delaware Trust, dated April 1, 2010; dated as of August 17, 2017, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission upon request.

*	Filed herewith.
**    Furnished herewith.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	August 25, 2017	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit	Description

2.1
Stock Purchase Agreement Between and Among HEICO Electronic Technologies Corp., AeroAntenna Technology, Inc., Yosef (Joseph) Klein, Carmela Klein, Carmela Klein, Trustee of the Carmela Klein Exempt Trust under the Yosef Klein 2008 Irrevocable Delaware Trust, dated September 5, 2008 and Yosef Klein, Trustee of the Carmela Klein 2010 Irrevocable Delaware Trust, dated April 1, 2010; dated as of August 17, 2017.

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