Form 10-K
period 2017-10-31
HEICO CORP
filed 2017-12-21
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to__________________
Commission file number 001-04604
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,092,102,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2017 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 19, 2017

Common Stock, $.01 par value	33,776,523 shares
Class A Common Stock, $.01 par value	50,728,853 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index

HEICO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2017

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

Our business is comprised of two operating segments:

The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 63%, 64% and 68% of our net sales in fiscal 2017, 2016 and 2015, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products, complex composite assemblies and other component parts primarily for aerospace, defense, industrial and commercial applications.

The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 37%, 36% and 32% of our net sales in fiscal 2017, 2016 and 2015, respectively.  Through our Electronic Technologies Group, which derived approximately 64%, 65% and 56% of its net sales in fiscal 2017, 2016 and 2015, respectively, from the sale of products and services to United States ("U.S.") and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor charging power supplies, amplifiers,

Index

traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, radio frequency ("RF") and microwave amplifiers, transmitters and receivers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer and high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses.

HEICO has continuously operated in the aerospace industry for over 60 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $1,524.8 million in fiscal 2017, representing a compound annual growth rate of approximately 16%.  During the same period, we improved our net income from $2.0 million to $186.0 million, representing a compound annual growth rate of approximately 18%.

Disciplined Acquisition Strategy

Acquisitions have been an important element of our growth strategy over the past twenty-seven years, supplementing our organic growth.  Since 1990, we have completed approximately 66 acquisitions complementing the niche segments of the aviation, defense, space, medical, telecommunications and electronics industries in which we operate.  We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence.  Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong cash flow and earnings potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

The Flight Support Group, headquartered in Hollywood, Florida, serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

Index

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

Index

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

Distribution.  The Flight Support Group distributes FAA-approved parts including hydraulic, pneumatic, structural, interconnect, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.  The Flight Support Group also is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. Further, we believe the Flight Support Group is a leading provider of products and services necessary to maintain up-to-date F-16 fighter aircraft operational capabilities.

Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs.  The Flight Support Group engineers, designs and manufactures thermal insulation blankets and parts as well as renewable/reusable insulation systems primarily for aerospace, defense, commercial and industrial applications.  The Flight Support Group also manufactures specialty components for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the Flight Support Group manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications and manufactures expanded foil mesh, which is integrated into composite aerospace structures for lightning strike protection in fixed and rotary wing aircraft.

Index

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

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $.3 million in fiscal 1991, increased to approximately $17.9 million in fiscal 2017, $17.4 million in fiscal 2016 and $17.7 million in fiscal 2015.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and approximately 300 to 400 new DER-approved repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

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

Index

track record of receiving PMAs and DER-approved repairs from the FAA, we are uniquely positioned to continue to increase the products and services offered and gain market share.

Electronic Technologies Group

Our Electronic Technologies Group’s strategy is to design and produce mission-critical subcomponents for smaller, niche markets, but which are utilized in larger systems – systems like power, targeting, tracking, identification, simulation, testing, communications, lighting, surgical, medical imaging, baggage scanning, telecom and computer systems.  These systems are, in turn, often located on another platform, such as aircraft, rotorcraft, satellites, ships, spacecraft, land vehicles, handheld devices and other platforms.

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

Index

challenging OEM requirements and meet stringent safety and emissions requirements.  Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies and custom power supply designs.

Our microwave products are used in both commercial and military satellites, spacecraft and in electronic warfare systems.  These products, which include isolators, bias tees, circulators, latching ferrite switches and waveguide adapters are used in satellites and spacecraft to control or direct energy according to operator needs. As satellites are frequently used as sensors for stand-off warfare, we believe this product line further supports our goal of increasing our activity in the stand-off market. Additionally, our microwave products include converters, receivers, transmitters, amplifiers, frequency sources and related sub-systems that address the majority of major satellite frequencies. We believe we are a leading supplier of the niche products which we design and manufacture for this market, a market that includes commercial satellites.  Our customers for these products include satellite and spacecraft manufacturers.

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

Index

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

High Performance Active Antenna Systems. The Electronic Technologies Group designs and produces high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses.

Index

As part of our growth strategy, we have continued to invest in our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $28.6 million in fiscal 2017, $27.3 million in fiscal 2016 and $21.0 million in fiscal 2015.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 18%, 21% and 17% of total net sales in fiscal 2017, 2016 and 2015, respectively.
Competition
The aerospace product and service industry is characterized by intense competition. Some of our competitors have substantially greater name recognition, inventories, complementary product and service offerings, financial, marketing and other resources than we do.  As a result, such competitors may be able to respond more quickly to customer requirements

Index

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

Index

Backlog

Our total backlog of unshipped orders was $654 million as of October 31, 2017 as compared to $497 million as of October 31, 2016. The majority of our backlog of orders as of October 31, 2017 is expected to be delivered during fiscal 2018. The Flight Support Group’s backlog of unshipped orders was $236 million as of October 31, 2017 as compared to $212 million as of October 31, 2016.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The increase in the Flight Support Group's backlog is principally related to the backlog of the businesses acquired during fiscal 2017. Additionally, the Flight Support Group's increase reflects increased orders at one of our businesses that manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The Electronic Technologies Group’s backlog of unshipped orders was $418 million as of October 31, 2017 as compared to $285 million as of October 31, 2016. The increase in the Electronic Technologies Group's backlog is principally related to the backlog of a business acquired during fiscal 2017. Additionally, the Electronic Technologies Group's increase reflects increased orders at one of our businesses that designs and produces mission-extending, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft and at a subsidiary that designs and provides power conversion products principally serving the defense, space and aviation industries. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information regarding our fiscal 2017 acquisitions.

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

Index

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

Index

Employees

As of October 31, 2017, we had approximately 5,100 full-time and part-time employees including approximately 3,100 in the Flight Support Group and approximately 2,000 in the Electronic Technologies Group.  None of our employees are represented by a U.S. domestic union.  Our management believes that we have good relations with our employees.

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

Index

Executive Officers of the Registrant

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 19, 2017:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	79	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	52	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	50	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	71	Senior Executive Vice President	—
Carlos L. Macau, Jr.	50	Executive Vice President - Chief Financial Officer and Treasurer	—
Steven M. Walker	53	Chief Accounting Officer and Assistant Treasurer	—

Laurans A. Mendelson has served as our Chairman of the Board since December 1990.  He has also served as our Chief Executive Officer since February 1990 and served as our President from September 1991 through September 2009.  Mr. Mendelson is a member of the Board of Governors of the Aerospace Industries Association (“AIA”) in Washington, D.C., of which HEICO is a member.  He is the former Chairman of the Board of Trustees, former Chairman of the Executive Committee and a current member of the Society of Mount Sinai Founders of Mount Sinai Medical Center in Miami Beach, Florida.  In addition, Mr. Mendelson is a Trustee Emeritus of Columbia University in The City of New York, where he previously served as Trustee and Chairman of the Trustees’ Audit Committee. Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

Eric A. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida and Immediate Past Chairman of the Board of Trustees of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Visitors of Columbia College in New York City.  Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Victor H. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since its formation in September 1996.  He served as our General Counsel from 1993 to 2008

Index

and our Vice President from 1996 to 2001.  In addition, Mr. Mendelson was the Chief Operating Officer of our former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996.  Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  Mr. Mendelson is a former Director and Audit Committee member of NASDAQ-listed Terrapin 3 Acquisition Corp. Mr. Mendelson is Chairman of the Board of Visitors of Columbia College in New York City, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Past President of the Board of Directors of the Florida Grand Opera.  Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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

Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and overhaul of aircraft parts and accessories.  We include, with the replacement parts that we sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries.  In addition, our repair and overhaul operations are subject to certification pursuant to regulations established by the FAA.  Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries.  The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations.  New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition and results of operations.  In addition, certain product sales to foreign countries of our Electronic Technologies Group and Flight Support Group require approval or licensing from the United States ("U.S.") government.  Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

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

In fiscal 2017, approximately 64% of the net sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components, and homeland security products.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to the risks associated with sales to foreign customers, which could harm our business.

We market our products and services to approximately 110 countries, with approximately 34% of our consolidated net sales in fiscal 2017 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

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

Index

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

As a result of our acquisitions, goodwill and intangible assets represent a significant portion of our total assets. As of October 31, 2017 and 2016, goodwill and intangible assets, net of amortization, accounted for approximately 64% and 62% of our total assets, respectively. We test our goodwill and intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We may not realize the full value of our goodwill and intangible assets, and to the extent that impairment has occurred, we would be required to recognize the impaired portion of such assets in our earnings. An impairment of a significant portion of such assets could have a material adverse effect on our business, financial condition and results of operations.

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

We may incur product liability claims that are not fully insured and such insurance may not be available at commercially reasonable rates.

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

Index

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

We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2017, our effective tax rate was 30.3%.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

•	Changes in available tax credits or tax deductions;

•	Changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;

•	The amount of net income attributable to noncontrolling interests in our subsidiaries structured as partnerships;

•	Changes in the mix of earnings in jurisdictions with differing statutory tax rates;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Resolution of issues arising from tax audits with various tax authorities;

•	Changes in statutory tax rates in any of the various jurisdictions where we file tax returns; and

•
The reversal of any previously experienced tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan, a nonqualified deferred compensation plan.

Any significant increase in our future effective tax rates could have a material adverse effect on net income for future periods.

Index

Congress has recently proposed comprehensive tax reform legislation which could materially affect the tax aspects of our business and the industries in which we compete.

Recently, U.S. Congress has proposed comprehensive tax reform legislation that could materially affect the tax aspects of our business and the industries in which we compete. Such tax reform may be substantially revised through the legislative process, or may never be enacted. To the extent that tax reforms, if any, have a negative effect on us or the industries we serve, these changes may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 19, 2017, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 22% of our outstanding Common Stock and approximately 6% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Index

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate offices.  As of October 31, 2017, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

Flight Support Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (13 states)	718,000	242,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (6 states)	209,000	127,000	Repair and overhaul facilities
International facilities (10 countries) - China, France, Germany, India, Laos, Netherlands, Singapore, Thailand, United Arab Emirates and United Kingdom	149,000	166,000	Manufacturing, engineering and distribution facilities

Electronic Technologies Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (12 states)	581,000	309,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, South Korea and United Kingdom	64,000	35,000	Manufacturing and engineering facilities

Corporate

	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	7,000	Administrative offices

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

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

In March 2017, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock split was effected as of April 19, 2017 in the form of a 25% stock dividend distributed to shareholders of record as of April 7, 2017. All applicable share and per share information has been adjusted retrospectively to give effect to the fiscal 2017 5-for-4 stock split.

	Class A Common Stock		Common Stock		Cash Dividends
	High	Low	High	Low	Per Share
Fiscal 2016:
First Quarter	$40.06	$34.25	$45.42	$38.29	$.064
Second Quarter	41.18	32.08	50.15	41.41	—
Third Quarter	46.26	39.94	55.98	48.27	.064
Fourth Quarter	48.82	45.07	60.01	52.56	—

Fiscal 2017:
First Quarter	$56.20	$47.36	$65.90	$53.08	$.072
Second Quarter	61.35	51.92	71.62	60.00	—
Third Quarter	71.85	58.75	81.69	70.59	.080
Fourth Quarter	78.70	69.75	93.00	80.29	—

As of December 19, 2017, there were 340 holders of record of our Class A Common Stock and 330 holders of record of our Common Stock.

Index

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2012 through October 31, 2017.  The NYSE Composite Index measures the performance of all common stocks listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecraft used for defense purposes.  The total returns include the reinvestment of cash dividends.

	Cumulative Total Return as of October 31,
	2012	2013	2014	2015	2016	2017
HEICO Common Stock	$100.00	$182.13	$185.88	$173.27	$232.72	$391.31
HEICO Class A Common Stock	100.00	171.07	203.08	194.47	268.01	426.00
NYSE Composite Index	100.00	121.75	131.91	127.24	127.50	150.11
Dow Jones U.S. Aerospace Index	100.00	153.74	157.68	165.11	175.50	262.34

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

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00

	1996	1997	1998	1999	2000	2001
HEICO Common Stock	$430.02	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86
NYSE Composite Index	225.37	289.55	326.98	376.40	400.81	328.78
Dow Jones U.S. Aerospace Index	341.65	376.36	378.66	295.99	418.32	333.32

	2002	2003	2004	2005	2006	2007
HEICO Common Stock	$670.39	$1,067.42	$1,366.57	$1,674.40	$2,846.48	$4,208.54
NYSE Composite Index	284.59	339.15	380.91	423.05	499.42	586.87
Dow Jones U.S. Aerospace Index	343.88	393.19	478.49	579.77	757.97	1,000.84

	2008	2009	2010	2011	2012	2013
HEICO Common Stock	$2,872.01	$2,984.13	$4,722.20	$6,557.88	$5,900.20	$10,457.14
NYSE Composite Index	344.96	383.57	427.61	430.46	467.91	569.69
Dow Jones U.S. Aerospace Index	602.66	678.00	926.75	995.11	1,070.15	1,645.24

	2014	2015	2016	2017
HEICO Common Stock	$11,416.51	$10,776.88	$14,652.37	$23,994.03
NYSE Composite Index	617.23	595.37	596.57	702.38
Dow Jones U.S. Aerospace Index	1,687.41	1,766.94	1,878.10	2,807.42

Index

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In July 2017, we paid our 78th consecutive semi-annual cash dividend since 1979 of $.08 per share, which represented an 11% increase over the prior semi-annual cash dividend of $.072 per share paid in January 2017. Additionally, our 77th consecutive semi-annual cash dividend paid in January 2017 represented a 13% increase over the $.064 per share semi-annual cash dividend paid in July 2016. Our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

In December 2017, our Board of Directors declared a regular semi-annual cash dividend of $.0875 per share payable in January 2018. This cash dividend represents a 9% increase over the prior semi-annual per share amount of $.08. Further, in December 2017, our Board of Directors declared a 5-for-4 stock split on both classes of our common stock. We expect to distribute the additional shares to shareholders in January 2018. None of the applicable share and per share information in this annual report on Form 10-K has been adjusted retrospectively to give effect to the pending 5-for-4 stock split. See Note 17, Subsequent Events, of the Notes to Consolidated Financial Statements for further information regarding our pending fiscal 2018 stock split.

Issuer Purchases of Equity Securities

There were no purchases of our equity securities during the fourth quarter of fiscal 2017.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2017.

Index

Item 6.    SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2017		2016		2015		2014		2013
	(in thousands, except per share data)
Operating Data:
Net sales	$1,524,813		$1,376,258		$1,188,648		$1,132,311		$1,008,757
Gross profit	574,725		515,492		434,179		398,312		371,181
Selling, general and administrative expenses	268,067		250,147		204,523		194,924		187,591
Operating income	306,658		265,345	(4)	229,656		203,388	(7)	183,590
Interest expense	9,790		8,272		4,626		5,441		3,717
Other income (expense)	1,092		(23)		(66)		625		888
Net income attributable to HEICO	185,985	(3)	156,192	(4)(5)	133,364	(6)	121,293	(7)	102,396	(8)

Weighted average number of common shares outstanding: (2)
Basic	84,290		83,807		83,425		83,079		82,873
Diluted	86,776		85,213		84,764		84,316		83,727

Per Share Data: (2)
Net income per share attributable to HEICO shareholders:
Basic	$2.21	(3)	$1.86	(4)(5)	$1.60	(6)	$1.46	(7)	$1.24	(8)
Diluted	2.14	(3)	1.83	(4)(5)	1.57	(6)	1.44	(7)	1.22	(8)
Cash dividends per share	.152		.128		.112		.376		1.453

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$52,066		$42,955		$33,603		$20,229		$15,499
Total assets (9)	2,512,431		1,998,412		1,700,857		1,454,729		1,499,979
Total debt (including current portion)	673,979		458,225		367,598		329,109		377,515
Redeemable noncontrolling interests	131,123		99,512		91,282		39,966		59,218
Total shareholders’ equity	1,248,292		1,047,705		893,271		774,619		723,235
__________________

(1)	Results include the results of acquisitions from each respective effective date. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)	All share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock split effected in April 2017.

(3)
During fiscal 2017, we adopted Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," resulting in the recognition of a $3.1 million discrete income tax benefit and a 781,000 increase in our weighted average number of diluted common shares outstanding, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million, or $.03 per basic and $.01 per diluted share. See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Consolidated Financial Statements for more information.

Index

(4)
Includes $3.1 million of acquisition costs incurred in connection with a fiscal 2016 acquisition within the Electronic Technologies Group ("ETG"). These expenses, net of tax, decreased net income attributable to HEICO by $2.0 million, or $.02 per basic and diluted share.

(5)
Includes additional income tax credits for qualified research and development (“R&D”) activities related to the last ten months of fiscal 2015 recognized in fiscal 2016 upon the retroactive and permanent extension of the United States (“U.S.”) federal R&D tax credit in December 2015, which, net of expenses, increased net income attributable to HEICO by $1.7 million, or $.02 per basic and diluted share.

(6)
Includes additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2014 recognized in fiscal 2015 upon the retroactive extension of the U.S. federal R&D tax credit in December 2014 to cover calendar year 2014, which, net of expenses, increased net income attributable to HEICO by $1.8 million, or $.02 per basic and diluted share.

(7)
Operating income was increased by a $28.1 million reduction in accrued contingent consideration related to a fiscal 2013 and a fiscal 2012 acquisition within the ETG, partially offset by $15.0 million in impairment losses related to the write-down of certain intangible assets of the fiscal 2013 and fiscal 2012 acquisitions to their estimated fair values as well as lower than expected operating income at the fiscal 2013 acquired business, which in aggregate increased net income attributable to HEICO by $10.2 million, or $.12 per basic and diluted share. The reduction in accrued contingent consideration and $13.1 million of the impairment losses were recorded as a component of selling, general and administrative expenses, while the remaining impairment losses of $1.9 million were recorded as a component of cost of sales.

(8)
Includes additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2012 recognized in fiscal 2013 upon the retroactive extension of the U.S. federal R&D tax credit in January 2013 and higher R&D tax credits recognized upon the filing of HEICO's fiscal 2012 U.S. federal and state tax returns, which, net of expenses, increased net income attributable to HEICO by $1.8 million, or $.02 per basic and diluted share.

(9)
During fiscal 2017, we adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes," on a retrospective basis resulting in a reclassification of $41.1 million, $35.5 million, $34.5 million and $33.0 million in current deferred tax assets to noncurrent deferred tax liabilities in our Consolidated Balance Sheet as of October 31, 2016, 2015, 2014 and 2013, respectively. See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Consolidated Financial Statements for more information.

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

The Flight Support Group consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), which is 80% owned, and HEICO Flight Support Corp., which is wholly owned, and their collective subsidiaries, which primarily:

•
Designs, Manufactures, Repairs, Overhauls and Distributes Jet Engine and Aircraft Component Replacement Parts. The Flight Support Group designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the Federal Aviation Administration (“FAA”).  The Flight Support Group also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the Flight Support Group is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the Flight Support Group engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications, manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft and is a leading distributor of aviation electrical interconnect products and electromechanical parts.

The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•
Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; power conversion products serving the high-reliability military, space and commercial avionics end-markets; underwater locator beacons used to locate data and voice recorders utilized on aircraft and marine vessels; electromagnetic interference shielding for commercial and military aircraft operators, electronics companies and telecommunication equipment suppliers; traveling wave tube amplifiers and microwave power modules used in radar, electronic warfare and on-board jamming and countermeasure systems; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to computers; high voltage energy generators, high voltage

Index

interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets; high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems; three-dimensional microelectronic and stacked memory products that are principally integrated into larger subsystems equipping satellites and spacecraft; harsh environment connectivity products and custom molded cable assemblies; radio frequency (RF) and microwave amplifiers, transmitters and receivers used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems; communications and electronic intercept receivers and tuners for military and intelligence applications; wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market; microwave modules, units and integrated sub-systems for commercial and military satellites; crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft; and high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses.

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

In September 2017, we acquired, through HEICO Electronic, all of the outstanding stock of AeroAntenna Technology, Inc. ("AAT"). AAT designs and produces high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses.

In June 2017, we acquired, through a subsidiary of the HEICO Flight Support Corp., all of the ownership interests of Carbon by Design ("CBD"). CBD is a manufacturer of composite components for UAVs, rockets, spacecraft and other specialized applications. The purchase price of CBD was paid using cash provided by operating activities.

In April 2017, we acquired, through a subsidiary of HEICO Flight Support Corp., 80.1% of the equity interests of LLP Enterprises, LLC, which owns all of the outstanding equity interests of the operating units of Air Cost Control ("A2C"). A2C is a leading aviation electrical interconnect product distributor of items such as connectors, wire, cable, protection and fastening systems, in addition to distributing a wide range of electromechanical parts. The remaining 19.9% interest continues to be owned by certain members of A2C's management team.

In January 2016, we acquired, through HEICO Electronic, all of the limited liability company interests of Robertson Fuel Systems, LLC ("Robertson"). Robertson designs and produces mission-extending, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft.

Index

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

In August 2015, we acquired, through HEICO Flight Support Corp., all of the stock of Astroseal Products Mfg. Corporation (“Astroseal”). Astroseal manufactures expanded foil mesh, which is integrated into composite aerospace structures for lightning strike protection in fixed and rotary wing aircraft.

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

In May 2015, we acquired, through a subsidiary of HEICO Flight Support Corp., all of the stock of Thermal Energy Products, Inc. (“TEP”). TEP engineers, designs and manufactures removable/reusable insulation systems for industrial, commercial, aerospace and defense applications.

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

Unless otherwise noted, the purchase price of each of the above referenced acquisitions was paid in cash, principally using proceeds from our revolving credit facility. The aggregate

Index

amount paid in cash for acquisitions was $418.3 million, $263.8 million and $166.8 million in fiscal 2017, 2016 and 2015, respectively.

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

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Revisions in cost estimates may be caused by factors such as the price or availability of raw materials and component parts or variations in the amount of labor required and/or the materials necessary to meet customer specifications and requirements. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The percentage of our net sales recognized under the percentage-of-completion method was approximately 3%, 3% and 4% in fiscal 2017, 2016 and 2015, respectively.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material or significant effect on net income or net income per share in fiscal 2017, 2016 and 2015.

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

Index

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

As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of HEICO. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded to selling, general and administrative ("SG&A") expenses within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate

Index

could result in a material change to the amount of contingent consideration accrued. As of October 31, 2017, 2016 and 2015, $27.6 million, $18.9 million and $21.4 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2017, 2016 and 2015, such fair value measurement adjustments resulted in net increases to SG&A expenses of $1.1 million, $3.1 million and $.3 million, respectively. For further information regarding our contingent consideration arrangements, see Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2017, 2016 and 2015, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2017 significantly exceeded its carrying value.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible impairment tests conducted, we did not recognize any impairment losses in fiscal 2017, 2016 and 2015.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2017	2016	2015
Net sales	$1,524,813	$1,376,258	$1,188,648
Cost of sales	950,088	860,766	754,469
Selling, general and administrative expenses	268,067	250,147	204,523
Total operating costs and expenses	1,218,155	1,110,913	958,992
Operating income	$306,658	$265,345	$229,656

Net sales by segment:
Flight Support Group	$967,540	$875,870	$809,700
Electronic Technologies Group	574,261	511,272	390,982
Intersegment sales	(16,988)	(10,884)	(12,034)
	$1,524,813	$1,376,258	$1,188,648

Operating income by segment:
Flight Support Group	$179,278	$163,427	$149,798
Electronic Technologies Group	157,451	126,031	98,833
Other, primarily corporate	(30,071)	(24,113)	(18,975)
	$306,658	$265,345	$229,656

Net sales	100.0%	100.0%	100.0%
Gross profit	37.7%	37.5%	36.5%
Selling, general and administrative expenses	17.6%	18.2%	17.2%
Operating income	20.1%	19.3%	19.3%
Interest expense	.6%	.6%	.4%
Other income (expense)	.1%	—%	—%
Income tax expense	5.9%	5.9%	6.0%
Net income attributable to noncontrolling interests	1.4%	1.5%	1.7%
Net income attributable to HEICO	12.2%	11.3%	11.2%

Index

Comparison of Fiscal 2017 to Fiscal 2016

Net Sales

Our net sales in fiscal 2017 increased by 11% to a record $1,524.8 million, as compared to net sales of $1,376.3 million in fiscal 2016. The increase in consolidated net sales reflects an increase of $63.0 million (a 12% increase) to a record $574.3 million in net sales within the ETG as well as an increase of $91.7 million (a 10% increase) to a record $967.5 million in net sales within the FSG. The net sales increase in the ETG resulted from organic growth of 7% as well as net sales of $23.3 million contributed by our fiscal 2017 and 2016 acquisitions. The ETG's organic growth is mainly attributed to increased demand for our space, aerospace and other electronics products resulting in net sales increases of $14.7 million, $12.6 million and $9.3 million, respectively. The net sales increase in the FSG reflects net sales of $49.0 million contributed by our fiscal 2017 acquisitions as well as organic growth of 5%. The FSG's organic growth is principally attributed to increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines, resulting in net sales increases of $39.8 million and $19.1 million, respectively. These increases were partially offset by $16.2 million of lower organic net sales from our specialty products product line principally related to certain aerospace, industrial and defense products. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in fiscal 2017.

Our net sales in fiscal 2017 and 2016 by market consisted of approximately 53% and 52%, respectively, from the commercial aviation industry, 34% in both periods from the defense and space industries, and 13% and 14%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 37.7% in fiscal 2017 as compared to 37.5% in fiscal 2016, principally reflecting an increase of .9% in the ETG's gross profit margin, partially offset by a .3% decrease in the FSG's gross profit margin. The increase in the ETG's gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain aerospace products. The decrease in the FSG's gross profit margin is attributed to the previously mentioned decrease in net sales and a less favorable product mix within our specialty products product line partially offset by increased net sales and a more favorable product mix within our aftermarket replacement parts and repair and overhaul parts and services product lines. Total new product research and development ("R&D") expenses included within our consolidated cost of sales increased to $46.5 million in fiscal 2017 compared to $44.7 million in fiscal 2016.

Our consolidated SG&A expenses were $268.1 million and $250.1 million in fiscal 2017 and 2016, respectively. The increase in consolidated SG&A expenses principally reflects $13.6 million attributable to the fiscal 2017 acquisitions, $4.3 million of higher performance-based compensation expense and a $2.9 million impact from foreign currency transaction adjustments

Index

on borrowings denominated in Euros under our revolving credit facility, partially offset by $3.1 million of acquisition costs recorded in fiscal 2016 associated with a fiscal 2016 acquisition.

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.6% in fiscal 2017, down from 18.2% in fiscal 2016. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects an aggregate .8% impact from efficiencies realized from the benefit of our net sales growth on relatively consistent period-over-period SG&A expenses and the aforementioned decrease in acquisition costs, partially offset by a .2% impact from the previously mentioned foreign currency transaction adjustments.

Operating Income

Our consolidated operating income increased by 16% to a record $306.7 million in fiscal 2017, up from $265.3 million in fiscal 2016. The increase in consolidated operating income principally reflects a $31.4 million increase (a 25% increase) to a record $157.5 million in operating income of the ETG as well as a $15.9 million increase (a 10% increase) to a record $179.3 million in operating income of the FSG. Additionally, our consolidated operating income was unfavorably impacted by a $5.3 million increase in corporate expenses principally due to the previously mentioned foreign currency transaction adjustments as well as higher operating costs in line with and to support the growth of our overall business. The increase in operating income of the ETG is principally attributed to the previously mentioned net sales growth and improved gross profit margin as well as the aforementioned favorable impact of SG&A efficiencies and decrease in acquisition costs. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth partially offset by an increase in performance-based compensation expense and the less favorable gross profit margin.

Our consolidated operating income as a percentage of net sales increased to 20.1% in fiscal 2017, up from 19.3% in fiscal 2016. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 27.4% in fiscal 2017, up from 24.7% in fiscal 2016, partially offset by a slight decrease in the FSG’s operating income as a percentage of net sales to 18.5% in fiscal 2017, down from 18.7% in fiscal 2016. Additionally, our consolidated operating income as a percentage of net sales was unfavorably impacted by a .2% impact from the previously mentioned foreign currency transaction adjustments. The increase in the ETG’s operating income as a percentage of net sales is principally attributed to the previously mentioned, SG&A efficiencies, improved gross profit margin, and decrease in acquisition costs.

Interest Expense

Interest expense increased to $9.8 million in fiscal 2017 from $8.3 million in fiscal 2016. The increase was principally due to higher interest rates partially offset by a lower weighted average balance outstanding under our revolving credit facility.

Other Income (Expense)

Other income (expense) in fiscal 2017 and 2016 was not material.

Index

Income Tax Expense

Our effective tax rate in fiscal 2017 decreased to 30.3% from 31.5% in fiscal 2016. The decrease principally reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan and a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," in the first quarter of fiscal 2017 (see New Accounting Pronouncements below). These decreases were partially offset by the benefit recognized in fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax credit that resulted in the recognition of additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2015 and a less favorable benefit in fiscal 2017 from the foreign tax rate differential associated with the undistributed earnings of a fiscal 2015 acquisition.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $21.7 million in fiscal 2017 compared to $20.0 million in fiscal 2016. The increase in fiscal 2017 reflects higher net income of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held, inclusive of a fiscal 2017 acquisition.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 19% to a record $186.0 million, or $2.14 per diluted share, in fiscal 2017, up from $156.2 million, or $1.83 per diluted share, in fiscal 2016, principally reflecting the previously mentioned increased net sales and operating income.

Outlook

As we look ahead to fiscal 2018, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. During fiscal 2018, we will continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Overall, we are targeting growth in fiscal 2018 full year net sales and net income over fiscal 2017 levels. This outlook excludes the impact of additional acquired businesses, if any.

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

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 37.5% in fiscal 2016 as compared to 36.5% in fiscal 2015, principally reflecting an increase of .9% in the FSG's gross profit margin, partially offset by a .5% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin is principally attributed to increased net sales and a more favorable product mix within our aftermarket replacement parts and specialty products product lines, partially offset by decreased net sales and a less favorable product mix within our repair and overhaul parts and services product line. The decrease in the ETG's gross profit margin is principally attributed to a less favorable product mix for certain space products. Total new product R&D expenses included within our consolidated cost of sales increased to $44.7 million in fiscal 2016 compared to $38.7 million in fiscal 2015.

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

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 17% to a record $156.2 million, or $1.83 per diluted share, in fiscal 2016 from $133.4 million, or $1.57 per diluted share, in fiscal 2015, principally reflecting the previously mentioned increased net sales and operating income.

Inflation

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation.  The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

Index

Liquidity and Capital Resources

Our capitalization was as follows (in thousands):

	As of October 31,
	2017	2016
Total debt (including current portion)	$673,979	$458,225
Less: Cash and cash equivalents	(52,066)	(42,955)
Net debt (total debt less cash and cash equivalents)	621,913	415,270
Shareholders’ equity	1,248,292	1,047,705
Total capitalization (debt plus equity)	1,922,271	1,505,930
Net debt to shareholders' equity	50%	40%
Total debt to total capitalization	35%	30%

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2018 are anticipated to approximate $50 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

In November 2017, we entered into a new $1.3 billion Revolving Credit Facility Agreement ("New Credit Facility") with a bank syndicate, which matures in November 2022. Under certain circumstances, the maturity of the New Credit Facility may be extended for two one-year periods. The New Credit Facility also includes a feature that will allow us to increase revolving commitments under the New Credit Facility by $350 million to become a $1.65 billion facility, through increased commitments from existing lenders or the addition of new lenders. Borrowings under the New Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. The New Credit Facility replaced the $670 million Revolving Credit Agreement (see Financing Activities below).

Borrowings under the New Credit Facility accrue interest at our election of the Base Rate or the Eurocurrency Rate, plus in each case, the Applicable Rate (based on our Total Leverage Ratio). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) the Eurocurrency Rate for an Interest Period of one month plus 100 basis points. The Eurocurrency Rate is the rate per annum obtained by dividing LIBOR for the applicable Interest Period by a percentage equal to 1.00 minus the daily average Eurocurrency Reserve Rate for such Interest Period, as such capitalized terms are defined in the New Credit Facility. The Applicable Rate for Eurocurrency Rate Loans ranges from 1.00% to 2.00%. The Applicable Rate for Base Rate Loans ranges from 0% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .125% to .30% (depending on our Total Leverage Ratio). The New Credit Facility also includes $100 million sublimits for borrowings made in foreign currencies and for swingline borrowings, and a $50 million sublimit for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the New Credit Facility may be accelerated upon an event of default, as such events are described in the New Credit Facility. The New Credit Facility is

Index

unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the New Credit Facility. We were in compliance with all financial and nonfinancial covenants of the New Credit Facility as of October 31, 2017.

As of December 19, 2017, we had approximately $625 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $274.9 million in fiscal 2017 and consisted primarily of net income from consolidated operations of $207.7 million and depreciation and amortization expense of $64.8 million (a non-cash item). Net cash provided by operating activities increased by $25.7 million in fiscal 2017 from $249.2 million in fiscal 2016. The increase in net cash provided by operating activities in fiscal 2017 is principally due to a $31.5 million increase in net income from consolidated operations and a $4.5 million increase in depreciation and amortization expense (a non-cash item), partially offset by a $12.0 million increase in working capital (current assets minus current liabilities). The $12.0 million increase in working capital is principally attributed to a $33.5 million decrease in accrued expenses and other current liabilities, which mainly reflects a decrease in deferred revenue attributed to billings in excess of costs and estimated earnings on fixed price contracts for which revenue is being recognized on the percentage-of-completion method and customer deposits received in connection with both manufacturing and repair and overhaul services, partially offset by an $18.8 million decrease in accounts receivable.

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

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2017 primarily relates to several acquisitions aggregating $848.9 million, including $418.3 million in fiscal 2017, $263.8 million in fiscal 2016, and $166.8 million in fiscal 2015.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.
Capital expenditures aggregated $75.1 million over the last three fiscal years, primarily reflecting the expansion, replacement and betterment of existing production facilities and capabilities, which were generally funded using cash provided by operating activities.

Financing Activities

Net cash provided by financing activities was $175.9 million in fiscal 2017 as compared to $56.8 million in fiscal 2016 and $27.3 million in fiscal 2015. During the three-year fiscal period ended October 31, 2017, we borrowed an aggregate $837.7 million under our revolving credit facility including borrowings of $404.0 million in fiscal 2017, $260.0 million in fiscal 2016, and $173.7 million in fiscal 2015. The aforementioned borrowings were made principally to fund acquisitions. Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Payments on our revolving credit facility aggregated $492.9 million over the last three fiscal years, including $190.9 million in fiscal 2017, $170.0 million in fiscal 2016, and $132.0 million in fiscal 2015. For the three-year fiscal period ended October 31, 2017, we made distributions to noncontrolling interests aggregating $47.1 million and paid an aggregate $32.9 million in cash dividends.

Borrowings under our revolving credit facility in fiscal 2017, 2016 and 2015 were made under our $670 million Revolving Credit Agreement (“Prior Credit Facility”) with a bank syndicate, which was amended in November 2013 to become an $800 million facility and again in April 2017 to become a $1.0 billion facility. The Prior Credit Facility was available to finance acquisitions and for working capital and general corporate purposes, including capital expenditures.

Advances under the Prior Credit Facility accrued interest at our choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus the applicable margin (based on our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate was the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms were defined in the Prior Credit Facility. The applicable

Index

margin for a LIBOR-based borrowing ranged from .75% to 2.25%. The applicable margin for a Base Rate borrowing ranged from 0% to 1.25%. A fee was charged on the amount of the unused commitment ranging from .125% to .35% (depending on our leverage ratio). The Prior Credit Facility was unsecured and contained covenants that restricted the amount of certain payments, including dividends, and required, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. As of October 31, 2017, we were in compliance with all financial and nonfinancial covenants of the Prior Credit Facility. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for further information regarding the Prior Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2017
(in thousands):

		Payments due by fiscal period
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Long-term debt obligations (1)	$671,115	$—	$671,115	$—	$—
Capital lease obligations (2)	3,325	575	1,100	1,028	622
Operating lease obligations (3)	74,127	13,402	23,997	20,663	16,065
Purchase obligations (4) (5) (6)	29,931	8,803	7,085	413	13,630
Other long-term liabilities (7)	2,689	479	2,210	—	—
Total contractual obligations	$781,187	$23,259	$705,507	$22,104	$30,317
__________________

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources,” above for additional information regarding our long-term debt obligations. As discussed in "Liquidity and Capital Resources," we entered into a New Credit Facility in November 2017 that matures in November 2022. Accordingly, the $671 million we had outstanding under our prior revolving credit facility as of October 31, 2017 and shown as due in fiscal 2019 is now due in fiscal 2023.

(2)	Inclusive of $.5 million in interest charges. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for additional information regarding our capital lease obligations.

(3)	See Note 15, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(4)
Includes contingent consideration aggregating $27.6 million related to a fiscal 2015, 2016 and 2017 acquisition. See Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

(5)
Also includes an aggregate $2.3 million of commitments principally for capital expenditures and inventory. All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

(6)
The holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests through fiscal 2025.  The Put Rights provide that cash

Index

consideration be paid for their equity interests (the “Redemption Amount”). As of October 31, 2017, management’s estimate of the aggregate Redemption Amount of all Put Rights that we could be required to pay is approximately $131.1 million, which is reflected within redeemable noncontrolling interests in our Consolidated Balance Sheet. The amounts in the table do not include Put Right obligations as none of the noncontrolling interest holders have exercised their Put Rights as of October 31, 2017. See Note 11, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements for further information.

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

Off-Balance Sheet Arrangements

Guarantees

As of October 31, 2017, we have arranged for standby letters of credit aggregating $4.2 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure inventories at the lower of cost or net realizable value. Under current guidance, inventories are measured at the lower of cost or market. ASU 2015-11 must be applied prospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. We

Index

are currently evaluating the effect, if any, the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. We adopted ASU 2015-17 on a retrospective basis in the fourth quarter of fiscal 2017, resulting in a reclassification of $41.1 million in current deferred tax assets to noncurrent deferred tax liabilities in our Consolidated Balance Sheet as of October 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value. We adopted ASU 2016-09 in the first quarter of fiscal 2017 resulting in the recognition of a $3.1 million discrete income tax benefit, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million. Additionally, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased our weighted average number of diluted common shares outstanding by 781,000 for fiscal 2017. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. We adopted this change on a prospective basis, which resulted in a $3.1 million increase in cash provided by operating activities and a $3.1 million decrease in cash provided by financing activities in fiscal 2017.

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

Index

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which is intended to simplify the current test for goodwill impairment by eliminating the second step in which the implied value of a reporting unit is calculated when the carrying value of the reporting unit exceeds its fair value. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 must be applied prospectively and is effective for any annual or interim goodwill impairment test in fiscal years beginning after December 15, 2019, or in fiscal 2021 for HEICO. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position and cash flows.

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

Index

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Based on our aggregate outstanding variable rate debt balance of $671.0 million as of October 31, 2017, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2017 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

We have a few foreign subsidiaries that conduct a portion of their operations in currencies other than the U.S. dollar, or principally in Euros, Canadian dollars and British pounds sterling. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro, Canadian dollar or British pound sterling to the U.S. dollar as of October 31, 2017 would not have a material effect on our results of operations, financial position or cash flows.

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HEICO Corporation and subsidiaries as of October 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 21, 2017

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$52,066	$42,955
Accounts receivable, net	222,456	202,227
Inventories, net	343,628	286,302
Prepaid expenses and other current assets	13,742	11,674
Total current assets	631,892	543,158

Property, plant and equipment, net	129,883	121,611
Goodwill	1,081,306	865,717
Intangible assets, net	538,081	366,863
Deferred income taxes	—	407
Other assets	131,269	100,656
Total assets	$2,512,431	$1,998,412

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$451	$411
Trade accounts payable	89,724	73,335
Accrued expenses and other current liabilities	147,612	136,053
Income taxes payable	11,650	4,622
Total current liabilities	249,437	214,421

Long-term debt, net of current maturities	673,528	457,814
Deferred income taxes	59,026	64,899
Other long-term liabilities	151,025	114,061
Total liabilities	1,133,016	851,195

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests (Note 11)	131,123	99,512

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 33,777 and 33,715 shares issued and outstanding	338	270
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 50,705 and 50,396 shares issued and outstanding	507	403
Capital in excess of par value	326,544	306,328
Deferred compensation obligation	3,118	2,460
HEICO stock held by irrevocable trust	(3,118)	(2,460)
Accumulated other comprehensive loss	(10,556)	(25,326)
Retained earnings	844,247	681,704
Total HEICO shareholders’ equity	1,161,080	963,379
Noncontrolling interests	87,212	84,326
Total shareholders’ equity	1,248,292	1,047,705
Total liabilities and equity	$2,512,431	$1,998,412
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2017	2016	2015

Net sales	$1,524,813	$1,376,258	$1,188,648

Operating costs and expenses:
Cost of sales	950,088	860,766	754,469
Selling, general and administrative expenses	268,067	250,147	204,523

Total operating costs and expenses	1,218,155	1,110,913	958,992

Operating income	306,658	265,345	229,656

Interest expense	(9,790)	(8,272)	(4,626)
Other income (expense)	1,092	(23)	(66)

Income before income taxes and noncontrolling interests	297,960	257,050	224,964

Income tax expense	90,300	80,900	71,400

Net income from consolidated operations	207,660	176,150	153,564

Less: Net income attributable to noncontrolling interests	21,675	19,958	20,200

Net income attributable to HEICO	$185,985	$156,192	$133,364

Net income per share attributable to HEICO shareholders (Note 17):
Basic	$2.21	$1.86	$1.60
Diluted	$2.14	$1.83	$1.57

Weighted average number of common shares outstanding (Note 17):
Basic	84,290	83,807	83,425
Diluted	86,776	85,213	84,764

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2017	2016	2015

Net income from consolidated operations	$207,660	$176,150	$153,564
Other comprehensive income (loss):
Foreign currency translation adjustments	15,346	353	(16,880)
Unrealized gain (loss) on defined benefit pension plan, net of tax	321	(661)	(771)
Amortization of unrealized loss on defined benefit pension plan, net of tax	29	—	—
Total other comprehensive income (loss)	15,696	(308)	(17,651)
Comprehensive income from consolidated operations	223,356	175,842	135,913
Net income attributable to noncontrolling interests	21,675	19,958	20,200
Foreign currency translation adjustments attributable to noncontrolling interests	926	(62)	(860)
Comprehensive income attributable to noncontrolling interests	22,601	19,896	19,340
Comprehensive income attributable to HEICO	$200,755	$155,946	$116,573

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705
Comprehensive income	11,637	—	—	—	—	—	14,770	185,985	10,964	211,719
Cash dividends ($.152 per share)	—	—	—	—	—	—	—	(12,807)	—	(12,807)
Five-for-four common stock split	—	68	101	(169)	—	—	—	(23)	—	(23)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,517	—	—	—	—	—	7,517
Share-based compensation expense	—	—	—	7,415	—	—	—	—	—	7,415
Proceeds from stock option exercises	—	—	3	5,656	—	—	—	—	—	5,659
Noncontrolling interests assumed related to acquisitions	23,339	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(10,323)	—	—	—	—	—	—	—	(8,078)	(8,078)
Acquisitions of noncontrolling interests	(3,848)	—	—	—	—	—	—	194	—	194
Adjustments to redemption amount of redeemable noncontrolling interests	10,806	—	—	—	—	—	—	(10,806)	—	(10,806)
Deferred compensation obligation	—	—	—	—	658	(658)	—	—	—	—
Other	—	—	—	(203)	—	—	—	—	—	(203)
Balances as of October 31, 2017	$131,123	$338	$507	$326,544	$3,118	($3,118)	($10,556)	$844,247	$87,212	$1,248,292

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271
Comprehensive income (loss)	9,968	—	—	—	—	—	(246)	156,192	9,928	165,874
Cash dividends ($.128 per share)	—	—	—	—	—	—	—	(10,724)	—	(10,724)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	6,890	—	—	—	—	—	6,892
Share-based compensation expense	—	—	—	6,434	—	—	—	—	—	6,434
Proceeds from stock option exercises	—	—	2	5,922	—	—	—	—	—	5,924
Tax benefit from stock option exercises	—	—	—	868	—	—	—	—	—	868
Distributions to noncontrolling interests	(9,957)	—	—	—	—	—	—	—	(9,060)	(9,060)
Acquisitions of noncontrolling interests	(3,599)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	11,818	—	—	—	—	—	—	(11,818)	—	(11,818)
Deferred compensation obligation	—	—	—	—	677	(677)	—	—	—	—
Other	—	—	—	(6)	—	—	—	—	50	44
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2014	$39,966	$268	$397	$269,351	$1,138	($1,138)	($8,289)	$437,757	$75,135	$774,619
Comprehensive income (loss)	6,534	—	—	—	—	—	(16,791)	133,364	12,806	129,379
Cash dividends ($.112 per share)	—	—	—	—	—	—	—	(9,343)	—	(9,343)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	5,752	—	—	—	—	—	5,754
Share-based compensation expense	—	—	—	6,048	—	—	—	—	—	6,048
Proceeds from stock option exercises	—	—	2	3,671	—	—	—	—	—	3,673
Tax benefit from stock option exercises	—	—	—	1,402	—	—	—	—	—	1,402
Noncontrolling interests assumed related to acquisitions	36,224	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,166)	—	—	—	—	—	—	—	(4,533)	(4,533)
Adjustments to redemption amount of redeemable noncontrolling interests	13,724	—	—	—	—	—	—	(13,724)	—	(13,724)
Deferred compensation obligation	—	—	—	—	645	(645)	—	—	—	—
Other	—	—	—	(4)	—	—	—	—	—	(4)
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2017	2016	2015
Operating Activities:
Net income from consolidated operations	$207,660	$176,150	$153,564
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	64,823	60,277	47,907
Employer contributions to HEICO Savings and Investment Plan	7,768	7,020	6,125
Share-based compensation expense	7,415	6,434	6,048
Increase in accrued contingent consideration, net	1,100	3,063	293
Foreign currency transaction adjustments, net	3,347	13	(3,704)
Deferred income tax benefit	(11,096)	(9,194)	(7,080)
Tax benefit from stock option exercises	—	868	1,402
Excess tax benefit from stock option exercises	—	(881)	(1,402)
Payment of contingent consideration	—	(631)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	2,846	(15,955)	(22,572)
Increase in inventories	(21,204)	(14,421)	(10,187)
Decrease (increase) in prepaid expenses and other current assets	134	(2,356)	1,433
Increase in trade accounts payable	6,386	4,074	3,169
Increase (decrease) in accrued expenses and other current liabilities	1,794	35,279	(883)
Increase in income taxes payable	6,071	1,443	373
Other long-term assets and liabilities, net	(2,159)	(1,999)	(1,623)
Net cash provided by operating activities	274,885	249,184	172,863

Investing Activities:
Acquisitions, net of cash acquired	(418,265)	(263,811)	(166,784)
Capital expenditures	(25,998)	(30,863)	(18,249)
Other	(552)	(2,942)	(973)
Net cash used in investing activities	(444,815)	(297,616)	(186,006)

Financing Activities:
Borrowings on revolving credit facility	404,000	260,000	173,696
Payments on revolving credit facility	(190,877)	(170,000)	(132,000)
Distributions to noncontrolling interests	(18,401)	(19,017)	(9,699)
Cash dividends paid	(12,807)	(10,724)	(9,343)
Payment of contingent consideration	(7,039)	(6,329)	—
Acquisitions of noncontrolling interests	(3,848)	(3,599)	—
Proceeds from stock option exercises	5,659	5,924	3,673
Excess tax benefit from stock option exercises	—	881	1,402
Revolving credit facility issuance costs	(270)	—	—
Other	(545)	(364)	(393)
Net cash provided by financing activities	175,872	56,772	27,336

Effect of exchange rate changes on cash	3,169	1,012	(819)

Net increase in cash and cash equivalents	9,111	9,352	13,374
Cash and cash equivalents at beginning of year	42,955	33,603	20,229
Cash and cash equivalents at end of year	$52,066	$42,955	$33,603
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

The consolidated financial statements include the financial accounts of HEICO Corporation and its subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates two subsidiaries which are 80.1% and 82.3% owned, respectively, and a joint venture, which is 84% owned. Also, HEICO Flight Support Corp. consolidates two subsidiaries which are 80% and 84% owned, respectively, and four subsidiaries that are each 80.1% owned. Furthermore, HEICO Electronic consolidates four subsidiaries, which are 80.1%, 80.1%, 82.5%, and 95.9% owned, respectively, and a wholly owned subsidiary of HEICO Electronic consolidates a subsidiary which is 78% owned. See Note 11, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

Stock Split

In March 2017, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock split was effected as of April 19, 2017 in the form of a 25% stock dividend distributed to shareholders of record as of April 7, 2017. All applicable share and per share information has been adjusted retrospectively to give effect to the fiscal 2017 5-for-4 stock split.

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

Business Combinations

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs are generally expensed as

Index

incurred, were not material in fiscal 2017 or 2015 and totaled $3.2 million in fiscal 2016. See Note 2, Acquisitions, for additional information regarding fiscal 2016 acquisition costs.

For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company's contingent consideration arrangements may be found in Note 2, Acquisitions, and Note 7, Fair Value Measurements.

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

Index

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

Index

comprehensive income or (loss), net of tax. See Note 10, Employee Retirement Plans, for additional information and disclosures about the Plan.

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from the rendering of services represented less than 10% of consolidated net sales for all periods presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 3%, 3% and 4% in fiscal 2017, 2016 and 2015, respectively.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  SG&A costs are charged to expense as incurred.

Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2017, 2016 or 2015.

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

Index

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

Index

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

Index

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory,” which requires entities to measure inventories at the lower of cost or net realizable value. Under current guidance, inventories are measured at the lower of cost or market. ASU 2015-11 must be applied prospectively and is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, or in fiscal 2018 for HEICO. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The Company adopted ASU 2015-17 on a retrospective basis in the fourth quarter of fiscal 2017, resulting in a reclassification of $41.1 million in current deferred tax assets to noncurrent deferred tax liabilities in the Company's Consolidated Balance Sheet as of October 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects related to accounting for share-based payment transactions. Under ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized in the statement of operations as a component of income tax expense rather than as capital in excess of par value. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 resulting in the recognition of a $3.1 million discrete income tax benefit, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million. Additionally, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased the Company's weighted average number of diluted common shares outstanding by 781,000 for fiscal 2017. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $3.1 million increase in cash provided by operating activities and a $3.1 million decrease in cash provided by financing activities in fiscal 2017.

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

Index

and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption is permitted. ASU 2016-15 requires a retrospective transition approach for all periods presented. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which is intended to simplify the current test for goodwill impairment by eliminating the second step in which the implied value of a reporting unit is calculated when the carrying value of the reporting unit exceeds its fair value. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 must be applied prospectively and is effective for any annual or interim goodwill impairment test in fiscal years beginning after December 15, 2019, or in fiscal 2021 for HEICO. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations, financial position and cash flows.

2.    ACQUISITIONS

AAT Acquisition

On September 15, 2017, the Company, through HEICO Electronic, acquired all of the outstanding stock of AeroAntenna Technology, Inc. ("AAT"). The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility. AAT designs and produces high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses. The Company believes that this acquisition is consistent with HEICO’s practice of acquiring high quality niche designers and manufacturers who also focus on customer needs and will further enable the Company to broaden its product offerings, technologies and customer base.

The following table summarizes the total consideration for the acquisition of AAT (in thousands):

Cash paid	$317,500
Less: cash acquired	(868)
Cash paid, net	316,632
Contingent consideration	13,797
Additional purchase consideration	220
Total consideration	$330,649

As noted in the table above, the total consideration includes an accrual of $13.8 million representing the estimated fair value of contingent consideration the Company may be obligated to pay should AAT meet certain earnings objectives during the first six years following the acquisition. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation.

Index

The following table summarizes the allocation of the total consideration for the acquisition of AAT to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$160,903
Customer relationships	100,000
Intellectual property	39,000
Trade name	20,000
Accounts receivable	6,115
Inventories	5,923
Property, plant and equipment	1,246
Other assets	208
Total assets acquired, excluding cash	333,395

Liabilities assumed:
Accounts payable	1,290
Accrued expenses	1,456
Total liabilities assumed	2,746
Net assets acquired, excluding cash	$330,649

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocations to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of AAT and the value of its assembled workforce that do not qualify for separate recognition. The amortization period of the customer relationships, intellectual property and trade name acquired is 15 years, 15 years and indefinite, respectively. The operating results of AAT were included in the Company’s results of operations from the effective acquisition date.
The Company's consolidated net sales and net income attributable to HEICO for the fiscal year ended October 31, 2017 includes $10.2 million and $2.5 million, respectively from the acquisition of AAT.

Index

The following table presents unaudited pro forma financial information for fiscal 2017 and fiscal 2016 as if the acquisition of AAT had occurred as of November 1, 2015 (in thousands, except per share data):

	Year ended October 31, 2017	Year ended October 31, 2016
Net sales	$1,582,653	$1,428,336
Net income from consolidated operations	$220,419	$185,070
Net income attributable to HEICO	$198,744	$165,112
Net income per share attributable to HEICO shareholders:
Basic	$2.36	$1.97
Diluted	$2.29	$1.94

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

The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Robertson and the value of its assembled workforce that do not qualify for separate recognition. The amortization period of the customer relationships, intellectual property and trade name acquired is 15 years, 22 years and indefinite, respectively. Acquisition costs associated with the purchase of Robertson totaled $3.1 million in fiscal 2016 and were recorded as a component of SG&A expenses in the Company's Consolidated Statements of Operations. The operating results of Robertson were included in the Company’s results of operations from the effective acquisition date. The Company's consolidated net sales and net income attributable to HEICO for the fiscal year ended October 31, 2016 includes $84.1 million and $12.3 million, respectively, from the acquisition of Robertson, exclusive of the aforementioned acquisition costs.

The following table presents unaudited pro forma financial information for fiscal 2015 as if the acquisition of Robertson had occurred as of November 1, 2014 (in thousands, except per share data):

Year ended October 31, 2015
Net sales	$1,275,926
Net income from consolidated operations	$162,645
Net income attributable to HEICO	$142,445
Net income per share attributable to HEICO shareholders:
Basic	$1.71
Diluted	$1.68

Index

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2014. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to intangible assets acquired, increased interest expense associated with borrowings to finance the acquisition, the reclassification of acquisition costs associated with the purchase of Robertson from fiscal 2016 to fiscal 2015, and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Had the acquisition of Robertson been consummated as of November 1, 2014, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2016 would not have been materially different than the reported amounts.

Other Acquisitions

In June 2017, the Company, through a subsidiary of the HEICO Flight Support Corp., acquired all of the ownership interests of Carbon by Design ("CBD"). CBD is a manufacturer of composite components for UAVs, rockets, spacecraft and other specialized applications. The purchase price of CBD was paid using cash provided by operating activities.

In April 2017, the Company, through a subsidiary of HEICO Flight Support Corp., acquired 80.1% of the equity interests of LLP Enterprises, LLC, which owns all of the outstanding equity interests of the operating units of Air Cost Control ("A2C"). A2C is a leading aviation electrical interconnect product distributor of items such as connectors, wire, cable, protection and fastening systems, in addition to distributing a wide range of electromechanical parts. The remaining 19.9% interest continues to be owned by certain members of A2C's management team (see Note 11, Redeemable Noncontrolling Interests, for additional information).

In December 2015, the Company, through a subsidiary of HEICO Electronic, acquired certain assets of a company that designs and manufactures underwater locator beacons used to locate aircraft cockpit voice recorders, flight data recorders, marine ship voyage recorders and other devices which have been submerged under water. The total consideration includes an accrual representing the estimated fair value of contingent consideration the Company may be obligated to pay in aggregate during the first five years following the acquisition. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation. The purchase price of this acquisition was paid using cash provided by operating activities.

In August 2015, the Company, through HEICO Flight Support Corp., acquired all of the stock of Astroseal Products Mfg. Corporation (“Astroseal”). Astroseal manufactures expanded foil mesh, which is integrated into composite aerospace structures for lightning strike protection in fixed and rotary wing aircraft.

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

Unless otherwise noted, the purchase price of each of the above referenced other acquisitions was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's consolidated financial statements.

Index

The following table summarizes the aggregate total consideration for the Company's other acquisitions (in thousands):

	Year ended October 31,
	2017	2016	2015
Cash paid	$109,345	$11,000	$171,829
Less: cash acquired	(7,712)	—	(5,062)
Cash paid, net	101,633	11,000	166,767
Contingent consideration	—	1,225	21,355
Additional purchase consideration	—	—	(211)
Total consideration	$101,633	$12,225	$187,911

The following table summarizes the allocation of the aggregate total consideration for the Company's other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

	Year ended October 31,
	2017	2016	2015
Assets acquired:
Goodwill	$48,960	$6,876	$88,602
Customer relationships	29,500	2,800	58,410
Trade names	16,750	300	14,094
Intellectual property	1,950	2,000	29,177
Licenses	—	—	1,300
Inventories	27,271	249	18,055
Accounts receivable	15,169	—	10,719
Property, plant and equipment	4,503	—	16,031
Other assets	976	—	2,547
Total assets acquired, excluding cash	145,079	12,225	238,935

Liabilities assumed:
Accounts payable	7,696	—	4,845
Accrued expenses	6,016	—	2,570
Deferred income taxes	4,984	—	6,764
Other liabilities	1,411	—	621
Total liabilities assumed	20,107	—	14,800

Noncontrolling interests in consolidated subsidiaries	23,339	—	36,224

Net assets acquired, excluding cash	$101,633	$12,225	$187,911

Index

The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's other fiscal 2017, 2016 and 2015 acquisitions (in years):

	Year ended October 31,
	2017	2016	2015
Customer relationships	12	11	10
Trade names	—	15	—
Intellectual property	13	15	12
Licenses	—	—	11

The allocation of the total consideration of the Company's other fiscal 2017 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocations to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of A2C, MMS, ACT, Harter and Aeroworks benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in A2C, MMS, ACT, Harter and Aeroworks was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the Company's other fiscal 2017 acquisitions were included in the Company's results of operations from each of the effective acquisition dates. The Company's consolidated net sales for the fiscal year ended October 31, 2017 includes $49.0 million from the other fiscal 2017 acquisitions. The amount of earnings of the other fiscal 2017 acquisitions included in the Company's results of operations for the fiscal year ended October 31, 2017 is not material. Had the acquisitions occurred as of November 1, 2015, net sales on a pro forma basis for fiscal 2017 would not have been materially different than the reported amounts and net sales on a pro forma basis for fiscal 2016 would have been $1,464.5 million. Net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2017 and 2016 would not have been materially different than the reported amounts. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of November 1, 2015.

The operating results of the Company's other fiscal 2016 acquisition were included in the Company's results of operations from the effective acquisition date. The amount of net sales and earnings of the Company's other fiscal 2016 acquisition included in the Consolidated Statement of Operations is not material. Had the other fiscal 2016 acquisition occurred as of November 1, 2014, net sales, net income from consolidated operations, net income attributable to HEICO, and

Index

basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2016 and 2015 would not have been materially different than the reported amounts.

The operating results of the Company’s fiscal 2015 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates.  The Company’s consolidated net sales and net income attributable to HEICO for fiscal 2015 includes approximately $62.9 million and $7.9 million, respectively, from the fiscal 2015 acquisitions.

The following table presents unaudited pro forma financial information for fiscal 2015 as if the Company's fiscal 2015 acquisitions had occurred as of November 1, 2013 (in thousands, except per share data):

Year ended October 31, 2015
Net sales	$1,244,911
Net income from consolidated operations	$163,012
Net income attributable to HEICO	$140,771
Net income per share attributable to HEICO shareholders:
Basic	$1.69
Diluted	$1.66

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

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2017	2016
Accounts receivable	$225,462	$205,386
Less: Allowance for doubtful accounts	(3,006)	(3,159)
Accounts receivable, net	$222,456	$202,227

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
(in thousands)	2017	2016
Costs incurred on uncompleted contracts	$29,491	$19,086
Estimated earnings	19,902	13,887
	49,393	32,973
Less: Billings to date	(41,262)	(39,142)
	$8,131	($6,169)
Included in the accompanying Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$9,377	$4,839
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(1,246)	(11,008)
	$8,131	($6,169)

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2017, 2016 or 2015.

Inventories

	As of October 31,
(in thousands)	2017	2016
Finished products	$173,559	$131,008
Work in process	39,986	36,076
Materials, parts, assemblies and supplies	128,031	117,153
Contracts in process	2,415	3,253
Less: Billings to date	(363)	(1,188)
Inventories, net of valuation reserves	$343,628	$286,302

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

	As of October 31,
(in thousands)	2017	2016
Land	$5,435	$5,090
Buildings and improvements	91,916	79,205
Machinery, equipment and tooling	191,298	171,717
Construction in progress	5,553	10,453
	294,202	266,465
Less: Accumulated depreciation and amortization	(164,319)	(144,854)
Property, plant and equipment, net	$129,883	$121,611

The amounts set forth above include tooling costs having a net book value of $7.6 million and $7.7 million as of October 31, 2017 and 2016, respectively. Amortization expense on capitalized tooling was $2.7 million, $2.9 million and $2.4 million in fiscal 2017, 2016 and 2015, respectively.

The amounts set forth above also include $4.8 million of assets under capital leases as of both October 31, 2017 and October 31, 2016. Accumulated depreciation associated with assets under capital leases was $1.0 million and $.9 million as of October 31, 2017 and October 31, 2016, respectively. See Note 5, Long-Term Debt, for additional information pertaining to capital lease obligations.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $21.9 million, $20.4 million and $17.8 million in fiscal 2017, 2016 and 2015, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2017	2016
Accrued employee compensation and related payroll taxes	$78,058	$67,660
Deferred revenue	29,247	32,135
Accrued customer rebates and credits	12,866	11,881
Contingent consideration and other accrued purchase consideration	7,588	6,918
Other	19,853	17,459
Accrued expenses and other current liabilities	$147,612	$136,053

The increase in accrued employee compensation and related payroll taxes principally reflects a higher level of accrued performance-based compensation based on the improved consolidated operating results and the impact from our fiscal 2017 acquisitions. The total customer rebates and credits deducted within net sales in fiscal 2017, 2016 and 2015 was $11.0 million, $10.8 million and $4.7 million, respectively.

Index

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock.  The LCP does not provide for diversification of a director’s assets allocated to Company common stock.  The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the LCP charged to income in fiscal 2017, 2016 and 2015 totaled $4.6 million, $6.8 million and $5.7 million, respectively.  The aggregate liabilities of the LCP were $116.0 million and $87.9 million as of October 31, 2017 and 2016, respectively, and are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $117.2 million and $88.5 million as of October 31, 2017 and 2016, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $5.7 million and $4.7 million as of October 31, 2017 and 2016, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan formerly available to selected employees.  The Company makes no contributions to this plan. The assets of this plan, which equaled the deferred compensation liability as of October 31, 2017 and 2016, respectively, are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets. Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2017	2016	2015
R&D expenses	$46,473	$44,726	$38,747

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss during fiscal 2017 and 2016 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2015	($24,368)	($712)	($25,080)
Unrealized gain (loss)	415	(661)	(246)
Balances as of October 31, 2016	(23,953)	(1,373)	(25,326)
Unrealized gain	14,420	321	14,741
Amortization of unrealized loss	—	29	29
Balances as of October 31, 2017	($9,533)	($1,023)	($10,556)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during fiscal 2017 and 2016 by operating segment are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2015	$337,507	$429,132	$766,639
Goodwill acquired	—	100,301	100,301
Foreign currency translation adjustments	(256)	(425)	(681)
Adjustments to goodwill	(570)	28	(542)
Balances as of October 31, 2016	336,681	529,036	865,717
Goodwill acquired	48,960	160,903	209,863
Foreign currency translation adjustments	2,965	2,761	5,726
Balances as of October 31, 2017	$388,606	$692,700	$1,081,306

The goodwill acquired during fiscal 2017 and 2016 relates to the acquisitions consummated in those respective years as described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2015 acquisitions. The Company estimates that the majority of the goodwill acquired in fiscal 2017 and all of the goodwill acquired in fiscal 2016 is deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2017, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of October 31, 2017			As of October 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$379,966	($117,069)	$262,897	$248,271	($88,829)	$159,442
Intellectual property	181,811	(44,861)	136,950	139,817	(33,291)	106,526
Licenses	6,559	(2,928)	3,631	6,559	(2,325)	4,234
Patents	870	(551)	319	779	(480)	299
Non-compete agreements	817	(817)	—	811	(811)	—
Trade names	466	(118)	348	466	(77)	389
	570,489	(166,344)	404,145	396,703	(125,813)	270,890
Non-Amortizing Assets:
Trade names	133,936	—	133,936	95,973	—	95,973
	$704,425	($166,344)	$538,081	$492,676	($125,813)	$366,863

The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of October 31, 2017 compared to October 31, 2016 principally relates to such intangible assets recognized in connection with the fiscal 2017 acquisitions (see Note 2, Acquisitions).

Amortization expense related to intangible assets was $39.5 million, $36.4 million and $27.0 million in fiscal 2017, 2016 and 2015, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $48.3 million in fiscal 2018, $46.0 million in fiscal 2019, $43.2 million in fiscal 2020, $40.5 million in fiscal 2021, $35.1 million in fiscal 2022 and $191.0 million thereafter.

5.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of October 31,
	2017	2016
Borrowings under revolving credit facility	$671,000	$455,083
Capital leases and note payable	2,979	3,142
	673,979	458,225
Less: Current maturities of long-term debt	(451)	(411)
	$673,528	$457,814

As of October 31, 2017 and 2016, the weighted average interest rate on borrowings under the Company's revolving credit facility was 2.4% and 1.6%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2017, the Company was in compliance with all such covenants.

Index

As of October 31, 2017, the Company's borrowings under its revolving credit facility were to mature in fiscal 2019. In November 2017, the Company entered into a new $1.3 billion Revolving Credit Agreement with a bank syndicate, which matures in November 2022 and replaced the prior revolving credit facility (see Revolving Credit Facility below).

During fiscal 2015, the Company elected to borrow €32 million under its revolving credit facility to facilitate a fiscal 2015 acquisition. During fiscal 2017, the Company repaid the full amount of the Euro borrowing.

Revolving Credit Facility

On November 6, 2017, the Company entered into a new $1.3 billion Revolving Credit Facility Agreement ("New Credit Facility") with a bank syndicate, which matures in November 2022. Under certain circumstances, the maturity of the New Credit Facility may be extended for two one-year periods. The New Credit Facility also includes a feature that will allow the Company to increase revolving commitments under the New Credit Facility by $350 million, to become a $1.65 billion facility, through increased commitments from existing lenders or the addition of new lenders. Borrowings under the New Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. The New Credit Facility replaced the $670 million Revolving Credit Agreement.

Borrowings under the New Credit Facility accrue interest at the Company’s election of the Base Rate or the Eurocurrency Rate, plus in each case, the Applicable Rate (based on the Company’s Total Leverage Ratio). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) the Eurocurrency Rate for an Interest Period of one month plus 100 basis points. The Eurocurrency Rate is the rate per annum obtained by dividing LIBOR for the applicable Interest Period by a percentage equal to 1.00 minus the daily average Eurocurrency Reserve Rate for such Interest Period, as such capitalized terms are defined in the New Credit Facility. The Applicable Rate for Eurocurrency Rate Loans ranges from 1.00% to 2.00%. The Applicable Rate for Base Rate Loans ranges from 0% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .125% to .30% (depending on the Company’s Total Leverage Ratio). The New Credit Facility also includes $100 million sublimits for borrowings made in foreign currencies and for swingline borrowings, and a $50 million sublimit for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the New Credit Facility may be accelerated upon an event of default, as such events are described in the New Credit Facility. The New Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the New Credit Facility.

Borrowings under the Company's revolving credit facility as of October 31, 2017 were made under the Company's $670 million Revolving Credit Agreement (“Prior Credit Facility”) with a bank syndicate, which was amended in November 2013 to become an $800 million facility and again in April 2017 to become a $1.0 billion facility. The Prior Credit Facility was

Index

available to finance acquisitions and for working capital and other general corporate purposes of the Company, including capital expenditures.

Advances under the Prior Credit Facility accrued interest at the Company’s choice of the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus the applicable margin (based on the Company’s ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, noncontrolling interests and non-cash charges, or “leverage ratio”). The Base Rate was the highest of (i) the Prime Rate; (ii) the Federal Funds rate plus .50% per annum; and (iii) the Adjusted LIBO Rate determined on a daily basis for an Interest Period of one month plus 1.00% per annum, as such capitalized terms were defined in the Prior Credit Facility. The applicable margin for a LIBOR-based borrowing ranged from .75% to 2.25%. The applicable margin for a Base Rate borrowing ranged from 0% to 1.25%. A fee was charged on the amount of the unused commitment ranging from .125% to .35% (depending on the Company’s leverage ratio). The Prior Credit Facility also included a $50 million sublimit for borrowings made in foreign currencies, letters of credit and swingline borrowings. Outstanding principal, accrued and unpaid interest and other amounts payable under the Prior Credit Facility may have been accelerated upon an event of default, as such events were described in the Prior Credit Facility. The Prior Credit Facility was unsecured and contained covenants that restricted the amount of certain payments, including dividends, and required, among other things, the maintenance of a total leverage ratio, a senior leverage ratio and a fixed charge coverage ratio. In the event the Company’s leverage ratio exceeded a specified level, the Prior Credit Facility would have become secured by the capital stock owned in substantially all of the Company’s subsidiaries.

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

Year ending October 31,
2018	575
2019	575
2020	525
2021	519
2022	509
Thereafter	622
Total minimum lease payments	3,325
Less: amount representing interest	(461)
Present value of minimum lease payments	$2,864

Index

6.    INCOME TAXES

The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2017	2016	2015
Domestic	$264,420	$227,927	$206,612
Foreign	33,540	29,123	18,352
Income before taxes and noncontrolling interests	$297,960	$257,050	$224,964

The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2017	2016	2015
Current:
Federal	$85,047	$75,261	$65,857
State	6,820	7,463	8,559
Foreign	9,529	7,370	4,064
	101,396	90,094	78,480
Deferred:
Federal	(9,661)	(5,979)	(4,459)
State	(499)	(2,587)	(1,907)
Foreign	(936)	(628)	(714)
	(11,096)	(9,194)	(7,080)
Total income tax expense	$90,300	$80,900	$71,400

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	1.9%	1.7%	2.4%
Research and development tax credits	(1.8%)	(2.7%)	(1.9%)
Tax-exempt (gains) losses on corporate-owned life insurance policies	(1.8%)	(.1%)	.1%
Domestic production activities tax deduction	(1.1%)	(1.3%)	(1.2%)
Tax benefit related to stock option exercises (ASU 2016-09 adoption)	(1.0%)	—%	—%
Noncontrolling interests’ share of income	(.7%)	(.7%)	(1.3%)
Foreign tax differential, where permanently reinvested outside of the U.S.	(.4%)	(.8%)	(.8%)
Other, net	.2%	.4%	(.6%)
Effective tax rate	30.3%	31.5%	31.7%

Index

The Company’s effective tax rate in fiscal 2017 decreased to 30.3% from 31.5% in fiscal 2016. The decrease principally reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP and a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of ASU 2016-09 in the first quarter of fiscal 2017 (see Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements). These decreases were partially offset by the benefit recognized in fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax credit that resulted in the recognition of additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2015 and a less favorable benefit in fiscal 2017 from the foreign tax rate differential associated with the undistributed earnings of a fiscal 2015 acquisition.

The Company's effective tax rate in fiscal 2016 decreased to 31.5% from 31.7% in fiscal 2015. The decrease principally reflects the benefits recognized in fiscal 2016 of a larger income tax credit for qualified R&D activities resulting from the retroactive and permanent extension of the U.S. federal R&D tax credit in December 2015 and a lower effective state tax rate driven by certain apportionment updates recognized upon the amendment of certain prior year tax returns in fiscal 2016. These decreases were partially offset by the benefits recognized in fiscal 2015 from a prior year tax return amendment for additional foreign tax credits related to R&D activities at one of our foreign subsidiaries and higher net income attributable to noncontrolling interests in subsidiaries structured as partnerships.

The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2013.

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

Index

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2017	2016
Deferred tax assets:
Deferred compensation liability	$47,093	$36,134
Inventories	31,797	27,969
Share-based compensation	12,984	11,338
Bonus accrual	4,956	4,744
Vacation accrual	2,112	2,127
Customer rebates accrual	1,864	1,917
Deferred revenue	730	1,365
R&D related carryforward	645	2,057
Other	8,585	8,489
Total deferred tax assets	110,766	96,140

Deferred tax liabilities:
Goodwill and other intangible assets	(160,158)	(150,185)
Property, plant and equipment	(7,887)	(8,291)
Other	(1,747)	(2,156)
Total deferred tax liabilities	(169,792)	(160,632)
Net deferred tax liability	($59,026)	($64,492)

The net deferred tax liability is classified in the Company’s Consolidated Balance Sheets as follows (in thousands) in accordance with ASU 2015-17, which the Company adopted in the fourth quarter of fiscal 2017 on a retrospective basis (see Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements):

	As of October 31,
	2017	2016
Long-term liability	($59,026)	($64,899)
Long-term asset	—	407
Net deferred tax liability	($59,026)	($64,492)

Index

As of October 31, 2017 and 2016, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2.0 million and $1.6 million, respectively, of which $1.3 million and $1.0 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2017 and 2016 is as follows (in thousands):

	Year ended October 31,
	2017	2016
Balances as of beginning of year	$1,602	$787
Increases related to current year tax positions	596	524
Increases related to prior year tax positions	—	521
Decreases related to prior year tax positions	(24)	(14)
Lapses of statutes of limitations	(134)	(216)
Balances as of end of year	$2,040	$1,602

7.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$113,220	$—	$113,220
Money market funds	3,972	—	—	3,972
Equity securities	2,895	—	—	2,895
Mutual funds	1,541	—	—	1,541
Other	1,246	—	—	1,246
Total assets	$9,654	$113,220	$—	$122,874

Liabilities:
Contingent consideration	$—	$—	$27,573	$27,573

Index

	As of October 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate owned life insurance	$—	$86,004	$—	$86,004
Money market funds	2,515	—	—	2,515
Equity securities	1,832	—	—	1,832
Mutual funds	1,758	—	—	1,758
Other	1,043	50	—	1,093
Total assets	$7,148	$86,054	$—	$93,202

Liabilities:
Contingent consideration	$—	$—	$18,881	$18,881

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

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $2.0 million in aggregate during the five year period following the acquisition. During fiscal 2017, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the first year following the acquisition. As of October 31, 2017, the estimated fair value of the remaining contingent consideration was $1.4 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €18.3 million in aggregate, should the acquired entity meet certain earnings objectives during each of the first three years following the first anniversary of the acquisition. During fiscal 2017, the Company paid €6.1 million, or $6.8 million, of contingent consideration based on the actual earnings of the acquired entity during the second year following the acquisition. As of October 31, 2017, the estimated fair value of the remaining contingent consideration was €10.8 million, or $12.6 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the

Index

acquired entity meet certain earnings objectives during the first six years following the acquisition. As of October 31, 2017, the estimated fair value of the contingent consideration was $13.6 million.

The estimated fair value of the contingent consideration arrangements described above are classified within Level 3 and were determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood was assigned to each discrete potential future earnings estimate and the resultant contingent consideration was calculated. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate reflecting the credit risk of HEICO. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's consolidated statements of operations.

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of October 31, 2017 are as follows:

	Fiscal 2017 Acquisition			Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(8%)	-	4%	4%	-	12%	8%	-	13%
Weighted average discount rate	4.7%			3.4%			.8%

Index

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) during fiscal 2017 and 2016 are as follows (in thousands):

Liabilities
Balance as of October 31, 2015	$21,405
Increase in accrued contingent consideration	3,063
Contingent consideration related to acquisition	1,225
Payment of contingent consideration	(6,960)
Foreign currency transaction adjustments	148
Balance as of October 31, 2016	18,881
Contingent consideration related to acquisition	13,797
Increase in accrued contingent consideration, net	1,100
Payment of contingent consideration	(7,039)
Foreign currency transaction adjustments	834
Balance as of October 31, 2017	$27,573

Included in the accompanying Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$7,368
Other long-term liabilities	20,205
$27,573

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within SG&A expenses in the Company's Consolidated Statements of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2017 and 2016.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2017 due to the relatively short maturity of the respective instruments.  The carrying amount of long-term debt approximates fair value due to its variable interest rates.

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

Share Repurchases

In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2017, the maximum number of shares that may yet be purchased under this program was 3,127,266 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2017, 2016 and 2015, the Company did not repurchase any shares of Company common stock under this program.

Stock Split

In March 2017, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock split was effected as of April 19, 2017 in the form of a 25% stock dividend distributed to shareholders of record as of April 7, 2017. All applicable share and per share information has been adjusted retrospectively to give effect to the fiscal 2017 5-for-4 stock split.

Index

9.    SHARE-BASED COMPENSATION

The Company may grant various forms of share-based compensation awards including stock options, restricted stock, restricted stock awards and stock appreciation rights through the HEICO Corporation 2012 Incentive Compensation Plan (“2012 Plan”). The 2012 Plan became effective in fiscal 2012, the same time the Company's 2002 Stock Option Plan (“2002 Plan”) expired. Also, in fiscal 2012, the Company made a decision to no longer issue options under its Non-Qualified Stock Option Plan (“NQSOP”). Options outstanding under the 2002 Plan and NQSOP may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2012 Plan is 3.3 million plus any options outstanding under the 2002 Plan and NQSOP as of the 2012 Plan's effective date that are subsequently forfeited or expire.  A total of approximately 5.2 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2017, including 4.7 million shares currently under option and 0.5 million shares available for future grants.

Stock options granted pursuant to the 2012 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.  The exercise price per share of a stock option granted under the 2012 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years after the date of grant.  Options issued under the 2012 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options and no incentive stock options were outstanding as of October 31, 2017.  The 2012 Plan will terminate no later than the tenth anniversary of its effective date.

Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2014	2,021	4,080	$18.08
Granted	(363)	363	$41.48
Exercised	—	(274)	$13.48
Outstanding as of October 31, 2015	1,658	4,169	$20.42
Granted	(375)	375	$36.84
Exercised	—	(364)	$16.33
Cancelled	7	(7)	$29.10
Outstanding as of October 31, 2016	1,290	4,173	$22.23
Granted	(759)	759	$64.63
Exercised	—	(262)	$23.85
Outstanding as of October 31, 2017	531	4,670	$29.04

Index

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2017 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	2,343	$25.44	4.0	$152,858
Class A Common Stock	2,327	$32.66	6.1	101,081
	4,670	$29.04	5.1	$253,939

	Options Exercisable
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,887	$17.82	2.9	$137,469
Class A Common Stock	1,226	$20.30	4.3	68,432
	3,113	$18.80	3.5	$205,901

Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2017	2016	2015
Cash proceeds from stock option exercises	$5,659	$5,924	$3,673
Tax benefit realized from stock option exercises	3,087	868	1,402
Intrinsic value of stock option exercises	10,376	9,751	6,958

Net income attributable to HEICO for the fiscal years ended October 31, 2017, 2016 and 2015 includes compensation expense of $7.4 million, $6.4 million and $5.8 million, respectively, and an income tax benefit of $2.6 million, $2.4 million and $2.2 million, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2017, there was $25.5 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 3.7 years.  The total fair value of stock options that vested in fiscal 2017, 2016 and 2015 was $5.3 million, $5.8 million and $5.5 million, respectively.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2017 would become immediately exercisable.

As previously mentioned in Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, the Company adopted ASU 2016-09 in fiscal 2017, resulting in the recognition of a $3.1 million discrete income tax benefit from stock option exercises in the Company's Consolidated Statement of Operations as a component of income tax expense. For the fiscal years ended October 31, 2016 and 2015, the excess tax benefit resulting from tax

Index

deductions in excess of the cumulative compensation cost recognized for stock options exercised was $.9 million and $1.4 million, respectively, and is presented as a financing activity in the Company’s Consolidated Statements of Cash Flows.

The fair value of each stock option grant in fiscal 2017, 2016 and 2015 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended October 31,
	2017		2016		2015
	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
Expected stock price volatility	37.89%	28.18%	39.63%	32.52%	39.96%	36.51%
Risk-free interest rate	2.44%	2.06%	2.16%	1.82%	2.30%	2.12%
Dividend yield	.26%	.31%	.24%	.32%	.24%	.32%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	9	7	9	6	9	7
Weighted average fair value	$33.38	$19.49	$18.90	$12.38	$22.77	$15.67

Index

10.    EMPLOYEE RETIREMENT PLANS

The HEICO Savings and Investment Plan (the “401(k) Plan”) is a qualified defined contribution retirement plan under which eligible employees of the Company and its participating subsidiaries may make Elective Deferral Contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code.  The Company generally makes a 50% Employer Matching Contribution, as determined by the Board of Directors, based on a participant’s Elective Deferral Contribution up to 6% of the participant’s Compensation for the Elective Deferral Contribution period.  The 401(k) Plan also provides that the Company may make additional Employer Contributions. Employer Contributions may be contributed in the form of the Company’s common stock or cash, as determined by the Company. Employer Contributions awarded in the form of Company common stock are valued based on the fair value of the underlying shares as of the effective date of contribution. Employer Contributions may be diversified by a participant into any of the participant-directed investment options of the 401(k) Plan; however, Employee Contributions may not be invested in Company common stock. Unless specified otherwise, all capitalized terms herein are defined in the 401(k) Plan document.

Participants receive 100% vesting in Employee Contributions and on cash dividends received on Company common stock.  Vesting in Employer Contributions is based on a participant’s number of Years of Service.  Employer Contributions to the 401(k) Plan charged to income in fiscal 2017, 2016 and 2015 totaled $7.8 million, $7.0 million and $6.1 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2014	85	85
Issuance of common stock to 401(k) Plan	(67)	(67)
Shares available for issuance as of October 31, 2015	18	18
Shares registered for issuance to the 401(k) Plan	375	375
Issuance of common stock to 401(k) Plan	(78)	(78)
Shares available for issuance as of October 31, 2016	315	315
Issuance of common stock to 401(k) Plan	(60)	(60)
Shares available for issuance as of October 31, 2017	255	255

As previously mentioned in Note 1, Summary of Significant Accounting Policies, the Company acquired a frozen qualified defined benefit pension plan in connection with a prior year acquisition.

Index

Changes in the Plan's projected benefit obligation and plan assets during fiscal 2017 and 2016 are as follows (in thousands):

Change in projected benefit obligation:
Projected benefit obligation as of October 31, 2015	$14,168
Actuarial loss	655
Interest cost	613
Benefits paid	(925)
Projected benefit obligation as of October 31, 2016	14,511
Actuarial gain	(156)
Interest cost	561
Benefits paid	(916)
Projected benefit obligation as of October 31, 2017	$14,000

Change in plan assets:
Fair value of plan assets as of October 31, 2015	$10,767
Actual return on plan assets	263
Employer contributions	405
Benefits paid	(925)
Fair value of plan assets as of October 31, 2016	10,510
Actual return on plan assets	1,048
Employer contributions	428
Benefits paid	(916)
Fair value of plan assets as of October 31, 2017	$11,070

Funded status as of October 31, 2016	($4,001)
Funded status as of October 31, 2017	($2,930)

The $2.9 million and $4.0 million difference between the projected benefit obligation and fair value of plan assets as of October 31, 2017 and October 31, 2016, respectively, is included in other long-term liabilities within the Company's Consolidated Balance Sheets. Additionally, the Plan experienced a $.5 million unrealized gain and a $1.1 million unrealized loss during fiscal 2017 and 2016, respectively, that were recognized in other comprehensive income (loss) and reported net of $.2 million and ($.4) million of tax in fiscal 2017 and 2016, respectively. The total unrealized loss in accumulated other comprehensive loss that has yet to be recognized as a component of net periodic pension income (expense) as of October 31, 2017 is $1.7 million (pre-tax), of which the Company expects to recognize less than $.1 million during fiscal 2018.

Index

Weighted average assumptions used to determine the projected benefit obligation are as follows:

	As of October 31,
	2017	2016
Discount rate	3.98%	3.99%

Weighted average assumptions used to determine net pension income are as follows:

	Year ended October 31,
	2017	2016	2015
Discount rate	3.99%	4.47%	4.20%
Expected return on plan assets	6.75%	6.75%	6.75%

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

Components of net pension income that were recorded within the Company's Consolidated Statements of Operations are as follows (in thousands):

	Year ended October 31,
	2017	2016	2015
Expected return on plan assets	$688	$702	$738
Less: Interest cost	(561)	(613)	(561)
Less: Amortization of unrealized loss	(46)	—	—
Net pension income	$81	$89	$177

The Company anticipates making contributions of $.5 million to the Plan during fiscal 2018. Estimated future benefit payments to be made during each of the next five fiscal years and in aggregate during the succeeding five fiscal years are as follows (in thousands):

Year ending October 31,
2018	$895
2019	926
2020	928
2021	898
2022	878
2023-2027	4,378

Index

The fair value of the Plan's assets are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$5,593	$—	$—	$5,593
Fixed income securities	5,382	—	—	5,382
Money market funds and cash	95	—	—	95
	$11,070	$—	$—	$11,070

	As of October 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$5,149	$—	$—	$5,149
Fixed income securities	5,219	—	—	5,219
Money market funds and cash	142	—	—	142
	$10,510	$—	$—	$10,510

Fixed income securities consist of investments in mutual funds. Equity securities consist of investments in common stocks, mutual funds and exchange traded funds.

The Plan's actual and targeted asset allocations by investment category are as follows:

	As of October 31,
	2017		2016
	Actual	Target	Actual	Target
Equity securities	50%	50%	49%	50%
Fixed income securities	49%	50%	50%	50%
Money market funds and cash	1%	—%	1%	—%
	100%	100%	100%	100%

Index

11.    REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2025.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of October 31, 2017, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is approximately $131.1 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of October 31, 2017 redeemable at fair value is approximately $82.1 million and the portion redeemable based solely on a multiple of future earnings is approximately $49.0 million.

A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries as of October 31, 2017 is as follows:

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period (Years)
2005	ETG	95.9%	2018 (1)	4 (2)
2006	FSG	80.1%	2018 (1)	4
2008	FSG	82.3%	2018 (1)	5
2009	ETG	82.5%	2018 (1)	1
2012	ETG	78.0%	2018 (1)	2
2012	FSG	84.0%	2018	4
2012	FSG	80.1%	2019	4
2015	FSG	80.0%	2019	4
2015	FSG	80.1%	2020	4
2015	ETG	80.1%	2020	2
2015	FSG	80.1%	2022	4
2017	FSG	80.1%	2022	2 (3)

(1) Currently puttable
(2) A portion is to be purchased in a lump sum
(3) The second purchase is to be made two years after the first Put Right Year

The estimated aggregate Redemption Amount of the Put Rights that are currently puttable or becoming puttable during fiscal 2018 is approximately $40.4 million, of which approximately $21.0 million would be payable in fiscal 2018 should all of the eligible associated noncontrolling

Index

interest holders elect to exercise their Put Rights during fiscal 2018. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same purchase period as the Put Rights.

During fiscal 2016, the holders of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2011 exercised their option to cause the Company to purchase their interests over a two-year period ending in fiscal 2017.  Accordingly, the Company’s ownership interest in the subsidiary increased to 100% effective March 2017.

The $3.8 million and $3.6 million Redemption Amount for the redeemable noncontrolling interests acquired in fiscal 2017 and 2016, respectively, were paid using cash provided by operating activities.

12.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2017	2016	2015
Numerator:
Net income attributable to HEICO	$185,985	$156,192	$133,364

Denominator:
Weighted average common shares outstanding - basic	84,290	83,807	83,425
Effect of dilutive stock options	2,486	1,406	1,339
Weighted average common shares outstanding - diluted	86,776	85,213	84,764

Net income per share attributable to HEICO shareholders:
Basic	$2.21	$1.86	$1.60
Diluted	$2.14	$1.83	$1.57

Anti-dilutive stock options excluded	511	725	515

Index

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
2017	$343,432	$368,657	$391,500	$421,224
2016	$306,227	$350,648	$356,084	$363,299
Gross profit:
2017	$125,417	$140,382	$148,897	$160,029
2016	$112,196	$134,029	$133,583	$135,684
Net income from consolidated operations:
2017	$46,265	$50,833	$51,475	$59,087
2016	$35,924	$43,729	$46,976	$49,521
Net income attributable to HEICO:
2017	$40,927	$45,686	$45,698	$53,674
2016	$31,271	$38,657	$42,002	$44,262
Net income per share attributable to HEICO:
Basic:
2017	$.49	$.54	$.54	$.64
2016	$.37	$.46	$.50	$.53
Diluted:
2017	$.47	$.53	$.53	$.62
2016	$.37	$.45	$.49	$.52

During the first quarter of fiscal 2017, the Company adopted ASU 2016-09 (see Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements), resulting in the recognition of a $3.1 million discrete income tax benefit and a 679,000 increase in the Company's weighted average number of diluted common shares outstanding, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million, or $.03 per basic and diluted share.
During the first quarter of fiscal 2016, the Company incurred $3.1 million of acquisition costs in connection with a fiscal 2016 acquisition. These expenses, net of tax, decreased net income attributable to HEICO by $2.0 million, or $.02 per basic and diluted share.
During the first quarter of fiscal 2016, the Company recognized additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2015 upon the retroactive and permanent extension of the U.S. federal R&D tax credit in December 2015, which, net of expenses, increased net income attributable to HEICO by $1.7 million, or $.02 per basic and per diluted share.
Due to changes in the average number of common shares outstanding, net income per share attributable to HEICO for the full fiscal year may not equal the sum of the four individual quarters.

Index

14.    OPERATING SEGMENTS

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries. The Company's operating segment reporting structure is consistent with how management reviews the business, makes investing and resource decisions and assesses operating performance. Additionally, characteristics such as similarity of products, customers, economic characteristics and various other factors are considered when identifying the Company's operating segments. The FSG designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the FSG engineers, designs and manufactures thermal insulation blankets and parts and is a leading distributor of aviation electrical interconnect products and electromechanical parts. The ETG collectively designs and manufactures electronic, microwave, and electro-optical equipment and components, three-dimensional microelectronic and stacked memory products, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products, underwater locator beacons, electromagnetic interference shielding, traveling wave tube amplifiers, harsh environment electronic connectors and other interconnect products, communications and electronic intercept receivers and tuners, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft, radio frequency (RF) and microwave amplifiers, transmitters and receivers, satellite microwave modules and integrated subsystems and high performance active antenna systems primarily for the aviation, defense, space, medical, telecommunications and electronics industries.

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

Index

Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	FSG	ETG
Year ended October 31, 2017:
Net sales	$967,540	$574,261	($16,988)	$1,524,813
Depreciation	13,042	8,609	227	21,878
Amortization	18,026	24,167	752	42,945
Operating income	179,278	157,451	(30,071)	306,658
Capital expenditures	15,665	10,100	233	25,998
Total assets	1,042,925	1,339,363	130,143	2,512,431

Year ended October 31, 2016:
Net sales	$875,870	$511,272	($10,884)	$1,376,258
Depreciation	12,113	8,030	218	20,361
Amortization	16,590	22,664	662	39,916
Operating income	163,427	126,031	(24,113)	265,345
Capital expenditures	18,434	11,962	467	30,863
Total assets	877,672	1,015,696	105,044	1,998,412

Year ended October 31, 2015:
Net sales	$809,700	$390,982	($12,034)	$1,188,648
Depreciation	10,859	6,803	168	17,830
Amortization	13,470	15,945	662	30,077
Operating income	149,798	98,833	(18,975)	229,656
Capital expenditures	11,737	6,201	311	18,249
Total assets	867,213	743,873	89,771	1,700,857

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

The following table summarizes the Company’s net sales to external customers by product lines included in each operating segment (in thousands):

	Year ended October 31,
	2017	2016	2015
Flight Support Group:
Aftermarket replacement parts (1)	$489,644	$405,108	$356,070
Repair and overhaul parts and services (2)	270,482	251,357	258,952
Specialty products (3)	207,414	219,405	194,678
Total net sales	967,540	875,870	809,700

Electronic Technologies Group:
Electronic component parts for defense, space and aerospace equipment (4)	420,991	371,297	255,095
Electronic component parts for equipment in various other industries (5)	153,270	139,975	135,887
Total net sales	574,261	511,272	390,982

Other, primarily corporate and intersegment	(16,988)	(10,884)	(12,034)

Total consolidated net sales	$1,524,813	$1,376,258	$1,188,648

(1)	Includes various jet engine and aircraft component replacement parts.

(2)
Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.

(3)
Includes primarily the sale of specialty components such as thermal insulation blankets, renewable/reusable insulation systems, advanced niche components, complex composite assemblies, and expanded foil mesh.

(4)
Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, underwater locator beacons, traveling wave tube amplifiers, microwave power modules, three-dimensional microelectronic and stacked memory products, crashworthy and ballistically self-sealing auxiliary fuel systems, radio frequency (RF) and microwave amplifiers, transmitters and receivers, high performance communications and electronic intercept receivers and tuners and high performance active antenna systems.

(5)
Includes various component parts such as electromagnetic and radio interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products and custom molded cable assemblies.

Index

Major Customer and Geographic Information

The Company markets its products and services in approximately 110 countries.  The following table summarizes the Company’s net sales to customers located in the United States and to those in other countries for each of the last three fiscal years ended October 31 (in thousands).  Net sales are attributed to countries based on the location of the customer.  Net sales to any one customer or originating from any one foreign country did not account for 10% or more of the Company’s consolidated net sales during any of the last three fiscal years.  The following table also summarizes the Company’s long-lived assets held within and outside of the United States as of October 31 of the last three fiscal years (in thousands).  Long-lived assets consist of net property, plant and equipment.

	2017	2016	2015
Net Sales:
United States of America	$1,007,491	$904,670	$785,567
Other countries	517,322	471,588	403,081
Total net sales	$1,524,813	$1,376,258	$1,188,648

Long-lived assets:
United States of America	$97,367	$94,889	$85,253
Other countries	32,516	26,722	20,417
Total long-lived assets	$129,883	$121,611	$105,670

Index

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

Future minimum payments under non-cancelable operating leases for the next five fiscal years and thereafter are estimated to be as follows (in thousands):

Year ending October 31,
2018	$13,402
2019	12,249
2020	11,748
2021	10,904
2022	9,759
Thereafter	16,065
Total minimum lease commitments	$74,127

Total rent expense charged to operations for operating leases in fiscal 2017, 2016 and 2015 amounted to $15.6 million, $14.7 million and $11.9 million, respectively.

Guarantees

As of October 31, 2017, the Company has arranged for standby letters of credit aggregating $4.2 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Product Warranty

Changes in the Company’s product warranty liability in fiscal 2017 and 2016 are as follows (in thousands):

	Year ended October 31,
	2017	2016
Balances as of beginning of year	$3,351	$3,203
Accruals for warranties	2,254	3,025
Warranty claims settled	(2,684)	(2,877)
Balances as of end of year	$2,921	$3,351

Index

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

16.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2017, 2016 and 2015 (in thousands):

	Year ended October 31,
	2017	2016	2015
Cash paid for income taxes	$95,851	$87,486	$76,021
Cash received from income tax refunds	(2,953)	(1,906)	(1,211)
Cash paid for interest	9,631	8,288	4,598
Contingent consideration	13,797	1,225	21,355
Additional purchase consideration	220	—	(204)
Property, plant and equipment acquired through capital lease obligations	37	1,111	59

Index

17.    SUBSEQUENT EVENTS

In November 2017, the Company, through a subsidiary of HEICO Electronic, acquired all the stock of Interface Displays & Controls, Inc. ("IDC"). IDC designs and manufactures electronic products for aviation, marine, military, fighting vehicles, and embedded computing markets. The purchase price of this acquisition was paid using cash provided by operating activities and the total consideration for the acquisition is not material or significant to the Company’s consolidated financial statements.

On December 15, 2017, the Company’s Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock split is payable to shareholders of record as of January 3, 2018 and the Company expects to distribute the additional shares to shareholders on January 17, 2018. Accordingly, the prices of both the Company's Class A Common Stock and Common Stock are anticipated to begin trading on a post-split basis on January 18, 2018. None of the applicable share and per share information in these consolidated financial statements on Form 10-K has been adjusted retrospectively to give effect to the pending 5-for-4 stock split. Pro forma unaudited net income per share attributable to HEICO shareholders and the weighted average number of common shares outstanding for fiscal 2017, 2016 and 2015 giving retrospective effect to the pending fiscal 2018 stock split is as follows (in thousands, except per share data):

	Year ended October 31,
	2017	2016	2015
Net income per share attributable to HEICO shareholders:
Basic	$1.77	$1.49	$1.28
Diluted	$1.71	$1.47	$1.26

Weighted average number of common shares outstanding:
Basic	105,363	104,758	104,281
Diluted	108,470	106,516	105,955

Index

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2017.

Index

In September 2017, the Company acquired all of the outstanding stock of AeroAntenna Technology, Inc., (“AAT”). In June 2017, the Company acquired all of the ownership interests of Carbon by Design ("CBD"). In April 2017, the Company acquired 80.1% of the equity interests of LLP Enterprises, LLC, which owns all of the outstanding equity interests of the operating units of Air Cost Control ("A2C"). See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude AAT, CBD, and A2C (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2017. The aggregate assets and net sales of the Excluded Acquisitions constituted 19.7% and 3.9% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2017, respectively.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2017.  A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made several acquisitions during fiscal 2017 and is in the process of integrating each one into its overall internal control over financial reporting process.

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at AeroAntenna Technology, Inc., Carbon by Design and Air Cost Control,

Index

(collectively, the "Excluded Acquisitions"), which were acquired during 2017 and whose financial statements constitute 19.7% of total assets and 3.9% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2017. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Index

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2017 of the Company and our report dated December 21, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
December 21, 2017

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the members of the Board of Directors of the Company, including the Finance/Audit Committee of the Board of Directors, the independence of its members and the "audit committee financial expert" as defined by the Securities and Exchange Commission ("Commission"), as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2017.

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

Item 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2017.

Index

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2017.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of October 31, 2017 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	4,670	$29.04	531
Equity compensation plans not approved by security holders	—	—	—
Total	4,670	$29.04	531
__________________

(1)
Represents aggregated information pertaining to our three equity compensation plans: the HEICO Corporation 2012 Incentive Compensation Plan, the 2002 Stock Option Plan and the Non-Qualified Stock Option Plan.  See Note 9, Share-Based Compensation, of the Notes to Consolidated Financial Statements for further information regarding these plans.

(2)
Shares are available for future grant in column (c) solely under the HEICO Corporation 2012 Incentive Compensation Plan, under a formula that counts one share against the available share reserve for each one share subject to a stock option or stock appreciation right, and counts 2.5 shares against the available share reserve for each one share subject to a restricted stock award, a restricted stock unit award, a free-standing dividend equivalent award, or any other stock-based award or a performance award denominated in shares. Additionally, the 531 remaining number of securities available for future issuance may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2017.

Index

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services by the principal accountant is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2017.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements
The following consolidated financial statements of the Company and subsidiaries and report of independent registered public accounting firm are included in Part II, Item 8:
(a)(2)    Financial Statement Schedules
The following financial statement schedule of the Company and subsidiaries is included herein:

Schedule II – Valuation and Qualifying Accounts	120
All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or notes thereto presented in Part II, Item 8.

Index

(a)(3)    Exhibits

Exhibit		Description

2.1	—
Amended and Restated Agreement of Merger and Plan of Reorganization, dated as of March 22, 1993, by and among HEICO Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993. *

3.1	—
Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993. *

3.2	—
Articles of Amendment of the Articles of Incorporation of the Registrant, dated April 27, 1993, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated April 29, 1993. *

3.3	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated November 3, 1993, are incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended October 31, 1993. *

3.4	—
Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 19, 1998, are incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-48439) filed on March 23, 1998. *

3.5	—
Articles of Amendment of the Articles of Incorporation of the Registrant, dated as of November 2, 2003, are incorporated by reference to Exhibit 3.5 to the Form 10-K for the year ended October 31, 2003. *

3.6	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 26, 2012, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2012. *

3.7	—	Amended and Restated Bylaws of the Registrant, effective as of September 22, 2014, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 25, 2014. *

10.1#	—
HEICO Savings and Investment Plan, as amended and restated effective as of January 1, 2012 is incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended January 31, 2013. *

10.2#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985. *

10.3#	—	HEICO Corporation Amended and Restated 2002 Stock Option Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008. *

10.4#	—	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012. *

Index

Exhibit		Description

10.5#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992. *

10.6#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2009. *

10.7#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2017, is incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended October 31, 2016. *

10.8#	—
Employment Agreement and Non-Competition and Non-Solicitation Agreement, effective June 1, 2012, by and between HEICO Corporation and Carlos Macau is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 1, 2012. *

10.9	—
Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997. *

10.10	—
Revolving Credit Agreement, dated as of December 14, 2011, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto, Wells Fargo Bank, National Association, and Bank of America, N.A., as Co-Syndication Agents, PNC Bank, National Association, as Documentation Agent and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2011. *

10.11	—
First Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2012. *

10.12	—
Second Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2012. *

10.13	—
Third Amendment to Revolving Credit Agreement, effective as of February 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2013. *

10.14	—
Fourth Amendment to Revolving Credit Agreement, effective as of November 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 27, 2013. *

Index

Exhibit		Description

10.15	—
Revolving Credit Agreement, dated as of November 6, 2017, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, L/C Issuer and Swingline Lender; Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Syndication Agents; and PNC Bank, National Association, Branch Banking and Trust Company, Capital One, National Association, Fifth Third Bank, JPMorgan Chase Bank, N.A., TD Bank N.A. and U.S. Bank National Association, as Co-Documentation Agents, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 8, 2017. *

10.16	—
Interest Purchase Agreement by and among ASP-Robertson LLC, Robertson Fuel Systems, L.L.C., and HEICO Electronic Technologies Corp., dated as of December 18, 2015, is incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarterly period ended January 31, 2016. *

10.17	—
Stock Purchase Agreement Between and Among HEICO Electronic Technologies Corp., AeroAntenna Technology, Inc., Yosef (Joseph) Klein, Carmela Klein, Carmela Klein, Trustee of the Carmela Klein Exempt Trust under the Yosef Klein 2008 Irrevocable Delaware Trust, dated September 5, 2008 and Yosef Klein, Trustee of the Carmela Klein 2010 Irrevocable Delaware Trust, dated April 1, 2010; dated as of August 17, 2017, is incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarterly period ended July 31, 2017. *

21	—	Subsidiaries of HEICO Corporation. **

23	—	Consent of Independent Registered Public Accounting Firm. **

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	—	Section 1350 Certification of Chief Executive Officer. ***

32.2	—	Section 1350 Certification of Chief Financial Officer. ***

101.INS	—	XBRL Instance Document. **

101.SCH	—	XBRL Taxonomy Extension Schema Document. **

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. **

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Index

Item 16.  FORM 10-K SUMMARY

None

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2017	2016	2015
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$3,159	$2,038	$2,143
Additions charged to costs and expenses	7	390	248
Additions charged to other accounts (a)	298	973	55
Deductions (b)	(458)	(242)	(408)
Allowance as of end of year	$3,006	$3,159	$2,038

(a)	Principally additions from acquisitions and foreign currency translation adjustments.

(b)	Principally write-offs of uncollectible accounts receivable, net of recoveries.

	Year ended October 31,
	2017	2016	2015
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$81,449	$69,654	$60,608
Additions charged to costs and expenses	6,284	10,270	7,779
Additions charged to other accounts (a)	6,264	6,268	4,598
Deductions (b)	(1,849)	(4,743)	(3,331)
Reserves as of end of year	$92,148	$81,449	$69,654

(a)	Principally additions from acquisitions and foreign currency translation adjustments.

(b)	Principally write-offs of slow-moving, obsolete or damaged inventory.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 21, 2017	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 21, 2017
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 21, 2017
Thomas M. Culligan

/s/ ADOLFO HENRIQUES	Director	December 21, 2017
Adolfo Henriques

/s/ MARK H. HILDEBRANDT	Director	December 21, 2017
Mark H. Hildebrandt

/s/ WOLFGANG MAYRHUBER	Director	December 21, 2017
Wolfgang Mayrhuber

/s/ ERIC A. MENDELSON	Co-President and Director	December 21, 2017
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 21, 2017
Victor H. Mendelson

/s/ JULIE NEITZEL	Director	December 21, 2017
Julie Neitzel

Index

Name	Position(s)	Date

/s/ ALAN SCHRIESHEIM	Director	December 21, 2017
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 21, 2017
Frank J. Schwitter