Form 10-Q
period 2018-01-31
HEICO CORP
filed 2018-03-01
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 27, 2018 is as follows:

Common Stock, $.01 par value	42,227,721	shares
Class A Common Stock, $.01 par value	63,477,941	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$65,688	$52,066
Accounts receivable, net	210,278	222,456
Inventories, net	367,395	343,628
Prepaid expenses and other current assets	19,071	13,742
Total current assets	662,432	631,892

Property, plant and equipment, net	133,115	129,883
Goodwill	1,090,864	1,081,306
Intangible assets, net	530,987	538,081
Other assets	153,044	131,269
Total assets	$2,570,442	$2,512,431

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$485	$451
Trade accounts payable	81,129	89,724
Accrued expenses and other current liabilities	132,570	147,612
Income taxes payable	14,872	11,650
Total current liabilities	229,056	249,437

Long-term debt, net of current maturities	668,527	673,528
Deferred income taxes	42,526	59,026
Other long-term liabilities	167,964	151,025
Total liabilities	1,108,073	1,133,016

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	132,355	131,123

Shareholders’ equity:
Common Stock, $.01 par value per share; 75,000 shares authorized; 42,228 and 42,221 shares issued and outstanding	422	338
Class A Common Stock, $.01 par value per share; 75,000 shares authorized; 63,455 and 63,381 shares issued and outstanding	635	507
Capital in excess of par value	329,908	326,544
Deferred compensation obligation	3,118	3,118
HEICO stock held by irrevocable trust	(3,118)	(3,118)
Accumulated other comprehensive income (loss)	4,417	(10,556)
Retained earnings	904,030	844,247
Total HEICO shareholders’ equity	1,239,412	1,161,080
Noncontrolling interests	90,602	87,212
Total shareholders’ equity	1,330,014	1,248,292
Total liabilities and equity	$2,570,442	$2,512,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2018	2017

Net sales	$404,410	$343,432

Operating costs and expenses:
Cost of sales	249,619	218,015
Selling, general and administrative expenses	75,231	60,867

Total operating costs and expenses	324,850	278,882

Operating income	79,560	64,550

Interest expense	(4,725)	(1,969)
Other income	360	484

Income before income taxes and noncontrolling interests	75,195	63,065

Income tax expense	3,500	16,800

Net income from consolidated operations	71,695	46,265

Less: Net income attributable to noncontrolling interests	6,543	5,338

Net income attributable to HEICO	$65,152	$40,927

Net income per share attributable to HEICO shareholders:
Basic	$.62	$.39
Diluted	$.60	$.38

Weighted average number of common shares outstanding:
Basic	105,639	105,178
Diluted	109,112	108,005

Cash dividends per share	$.070	$.058
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2018	2017

Net income from consolidated operations	$71,695	$46,265
Other comprehensive income (loss):
Foreign currency translation adjustments	15,963	(1,524)
Amortization of unrealized loss on defined benefit pension plan, net of tax	4	7
Total other comprehensive income (loss)	15,967	(1,517)
Comprehensive income from consolidated operations	87,662	44,748
Net income attributable to noncontrolling interests	6,543	5,338
Foreign currency translation adjustments attributable to noncontrolling interests	994	(296)
Comprehensive income attributable to noncontrolling interests	7,537	5,042
Comprehensive income attributable to HEICO	$80,125	$39,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2017	$131,123	$338	$507	$326,544	$3,118	($3,118)	($10,556)	$844,247	$87,212	$1,248,292
Comprehensive income	3,952	—	—	—	—	—	14,973	65,152	3,585	83,710
Cash dividends ($.070 per share)	—	—	—	—	—	—	—	(7,395)	—	(7,395)
Five-for-four common stock split	—	84	127	(211)	—	—	—	—	—	—
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	980	—	—	—	—	—	980
Share-based compensation expense	—	—	—	2,165	—	—	—	—	—	2,165
Proceeds from stock option exercises	—	—	1	1,424	—	—	—	—	—	1,425
Distributions to noncontrolling interests	(1,688)	—	—	—	—	—	—	—	(194)	(194)
Adjustments to redemption amount of redeemable noncontrolling interests	(2,026)	—	—	—	—	—	—	2,026	—	2,026
Other	994	—	—	(994)	—	—	—	—	(1)	(995)
Balances as of January 31, 2018	$132,355	$422	$635	$329,908	$3,118	($3,118)	$4,417	$904,030	$90,602	$1,330,014

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705
Comprehensive income (loss)	2,294	—	—	—	—	—	(1,221)	40,927	2,748	42,454
Cash dividends ($.058 per share)	—	—	—	—	—	—	—	(6,059)	—	(6,059)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	893	—	—	—	—	—	893
Share-based compensation expense	—	—	—	1,451	—	—	—	—	—	1,451
Proceeds from stock option exercises	—	—	1	1,229	—	—	—	—	—	1,230
Distributions to noncontrolling interests	(1,712)	—	—	—	—	—	—	—	(274)	(274)
Adjustments to redemption amount of redeemable noncontrolling interests	(1,192)	—	—	—	—	—	—	1,192	—	1,192
Deferred compensation obligation	—	—	—	—	(140)	140	—	—	—	—
Balances as of January 31, 2017	$98,902	$270	$404	$309,901	$2,320	($2,320)	($26,547)	$717,764	$86,800	$1,088,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2018	2017
Operating Activities:
Net income from consolidated operations	$71,695	$46,265
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	19,024	15,248
Employer contributions to HEICO Savings and Investment Plan	1,860	1,714
Share-based compensation expense	2,168	1,451
(Decrease) increase in accrued contingent consideration	(3,195)	537
Foreign currency transaction adjustments, net	75	(956)
Deferred income tax benefit	(17,292)	(346)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	14,463	25,998
Increase in inventories	(18,301)	(14,989)
Increase in prepaid expenses and other current assets	(5,403)	(1,563)
Decrease in trade accounts payable	(9,734)	(6,322)
Decrease in accrued expenses and other current liabilities	(18,477)	(18,908)
Increase in income taxes payable	7,630	7,230
Other long-term assets and liabilities, net	492	616
Net cash provided by operating activities	45,005	55,975

Investing Activities:
Capital expenditures	(7,577)	(6,422)
Acquisitions, net of cash acquired	(6,126)	—
Other	(2,790)	419
Net cash used in investing activities	(16,493)	(6,003)

Financing Activities:
Payments on revolving credit facility	(5,000)	(40,000)
Cash dividends paid	(7,395)	(6,059)
Revolving credit facility issuance costs	(4,067)	—
Distributions to noncontrolling interests	(1,882)	(1,986)
Payment of contingent consideration	(300)	—
Proceeds from stock option exercises	1,425	1,230
Other	(114)	(108)
Net cash used in financing activities	(17,333)	(46,923)

Effect of exchange rate changes on cash	2,443	(99)

Net increase in cash and cash equivalents	13,622	2,950
Cash and cash equivalents at beginning of year	52,066	42,955
Cash and cash equivalents at end of period	$65,688	$45,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017. The October 31, 2017 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Stock Splits

In March 2017, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock split was effected as of April 19, 2017 in the form of a 25% stock dividend distributed to shareholders of record as of April 7, 2017. In December 2017, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock split was effected as of January 18, 2018 in the form of a 25% stock dividend distributed to shareholders of record as of January 3, 2018. All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory,” which requires entities to measure inventories at the lower of cost or net realizable value. Previously, inventories were measured at the lower of cost or market. The Company adopted ASU 2015-11 in the first quarter of fiscal 2018, resulting in no material effect on the Company's consolidated results of operations, financial position or cash flows.

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

2.     ACQUISITION

In November 2017, the Company, through a subsidiary of HEICO Electronic, acquired all the stock of Interface Displays & Controls, Inc. ("IDC"). IDC designs and manufactures electronic products for aviation, marine, military fighting vehicles, and embedded computing markets. The purchase price of this acquisition was paid using cash provided by operating activities.

The total consideration for the acquisition of IDC is not material or significant to the Company’s condensed consolidated financial statements and the related allocation to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the company obtains final information regarding their fair values. The operating results of IDC were included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of IDC included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2018 is not material. Had the IDC acquisition been consummated as of November 1, 2016, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the three months ended January 31, 2018 and 2017 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2018	October 31, 2017
Accounts receivable	$214,361	$225,462
Less: Allowance for doubtful accounts	(4,083)	(3,006)
Accounts receivable, net	$210,278	$222,456

Index

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	January 31, 2018	October 31, 2017
Costs incurred on uncompleted contracts	$31,275	$29,491
Estimated earnings	19,743	19,902
	51,018	49,393
Less: Billings to date	(39,267)	(41,262)
	$11,751	$8,131
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$13,186	$9,377
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(1,435)	(1,246)
	$11,751	$8,131

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the three months ended January 31, 2018 and 2017.

Inventories

(in thousands)	January 31, 2018	October 31, 2017
Finished products	$181,435	$173,559
Work in process	44,397	39,986
Materials, parts, assemblies and supplies	139,669	128,031
Contracts in process	1,985	2,415
Less: Billings to date	(91)	(363)
Inventories, net of valuation reserves	$367,395	$343,628

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Index

Property, Plant and Equipment

(in thousands)	January 31, 2018	October 31, 2017
Land	$5,443	$5,435
Buildings and improvements	93,280	91,916
Machinery, equipment and tooling	196,686	191,298
Construction in progress	8,193	5,553
	303,602	294,202
Less: Accumulated depreciation and amortization	(170,487)	(164,319)
Property, plant and equipment, net	$133,115	$129,883

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $14.2 million as of January 31, 2018 and $12.9 million as of October 31, 2017. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2018 and 2017 was $2.5 million and $2.4 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2018 and 2017 is as follows (in thousands):

	Three months ended January 31,
	2018	2017
R&D expenses	$12,707	$11,246

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

	January 31, 2018	October 31, 2017
Redeemable at fair value	$83,360	$82,128
Redeemable based on a multiple of future earnings	48,995	48,995
Redeemable noncontrolling interests	$132,355	$131,123

Index

Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income for the three months ended January 31, 2018 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive (Loss) Income
Balances as of October 31, 2017	($9,533)	($1,023)	($10,556)
Unrealized gain	14,969	—	14,969
Amortization of unrealized loss	—	4	4
Balances as of January 31, 2018	$5,436	($1,019)	$4,417

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2018 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2017	$388,606	$692,700	$1,081,306
Foreign currency translation adjustments	3,065	3,202	6,267
Goodwill acquired	—	3,078	3,078
Adjustments to goodwill	185	28	213
Balances as of January 31, 2018	$391,856	$699,008	$1,090,864

Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The goodwill acquired pertains to the fiscal 2018 acquisition described in Note 2, Acquisition, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The Company estimates that all of the goodwill acquired in fiscal 2018 will be deductible for income tax purposes. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2017 acquisitions.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2018			As of October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$383,294	($126,803)	$256,491	$379,966	($117,069)	$262,897
Intellectual property	183,997	(48,888)	135,109	181,811	(44,861)	136,950
Licenses	6,559	(3,078)	3,481	6,559	(2,928)	3,631
Patents	912	(580)	332	870	(551)	319
Non-compete agreements	824	(824)	—	817	(817)	—
Trade names	466	(128)	338	466	(118)	348
	576,052	(180,301)	395,751	570,489	(166,344)	404,145
Non-Amortizing Assets:
Trade names	135,236	—	135,236	133,936	—	133,936
	$711,288	($180,301)	$530,987	$704,425	($166,344)	$538,081

Amortization expense related to intangible assets for the three months ended January 31, 2018 and 2017 was $12.4 million and $9.2 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2018 is estimated to be $36.4 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $46.5 million in fiscal 2019, $43.6 million in fiscal 2020, $40.9 million in fiscal 2021, $35.5 million in fiscal 2022, $31.3 million in fiscal 2023, and $161.6 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2018	October 31, 2017
Borrowings under revolving credit facility	$666,000	$671,000
Capital leases and note payable	3,012	2,979
	669,012	673,979
Less: Current maturities of long-term debt	(485)	(451)
	$668,527	$673,528

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of January 31, 2018 and October 31 2017, the weighted average interest rate on borrowings under the Company's revolving credit facility was 2.9% and 2.4%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2018, the Company was in compliance with all such covenants.

Index

6.     INCOME TAXES

On December 22, 2017, the United States (U.S.) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to existing tax law including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of the Company’s foreign subsidiaries. The Tax Act also contains additional provisions that will become effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and increased limitations on the deductibility of certain executive compensation. The Company has not yet determined the impact of the provisions of the Tax Act which do not become effective for HEICO until fiscal 2019.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on the accounting for the tax effects of the Tax Act. This guidance provides companies with a measurement period not to exceed one year from the enactment of the Tax Act to complete their accounting for the related tax effects. SAB 118 further states that during the measurement period, companies who are able to make reasonable estimates of the tax effects of the Tax Act should include those amounts in their financial statements as provisional amounts and reflect any adjustments in subsequent periods as they refine their estimates or complete their accounting of such tax effects.

As a result of the Tax Act, the Company has revised its estimated annual effective federal statutory income tax rate to reflect a reduction in the rate from 35% to 21% effective January 1, 2018, which results in a blended rate of 23.3% for HEICO in fiscal 2018. Additionally, the Company remeasured its U.S. federal net deferred tax liabilities and recorded a provisional discrete tax benefit of $16.6 million in the first quarter of fiscal 2018. Further, the Company recorded a provisional discrete tax expense of $4.7 million in the first quarter of fiscal 2018 related to a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. The Company intends to pay this tax over the eight-year period allowed for in the Tax Act.

The Company’s effective tax rate in the first quarter of fiscal 2018 decreased to 4.7% from 26.6% in the first quarter of fiscal 2017. The decrease principally reflects the previously mentioned discrete tax benefit from the remeasurement of the Company’s U.S. federal net deferred tax liabilities and the benefit of a lower federal statutory income tax rate, which were partially offset by the aforementioned one-time transition tax expense.

Index

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$126,715	$—	$126,715
Money market funds	4,890	—	—	4,890
Equity securities	3,167	—	—	3,167
Mutual funds	1,683	—	—	1,683
Other	1,379	—	—	1,379
Total assets	$11,119	$126,715	$—	$137,834

Liabilities:
Contingent consideration	$—	$—	$24,931	$24,931

	As of October 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$113,220	$—	$113,220
Money market funds	3,972	—	—	3,972
Equity securities	2,895	—	—	2,895
Mutual funds	1,541	—	—	1,541
Other	1,246	—	—	1,246
Total assets	$9,654	$113,220	$—	$122,874

Liabilities:
Contingent consideration	$—	$—	$27,573	$27,573

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the "LCP") principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and

Index

classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $137.8 million as of January 31, 2018 and $122.9 million as of October 31, 2017, of which the LCP related assets were $131.6 million and $117.2 million as of January 31, 2018 and October 31, 2017, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $136.5 million as of January 31, 2018 and $121.7 million as of October 31, 2017, of which the LCP related liability was $130.3 million and $116.0 million as of January 31, 2018 and October 31, 2017, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet certain earnings objectives during the first six years following the acquisition. As of January 31, 2018, the estimated fair value of the contingent consideration was $13.2 million.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $1.7 million in aggregate during the first four years following the first anniversary of the acquisition. During fiscal 2018, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the second year following the acquisition. As of January 31, 2018, the estimated fair value of the remaining contingent consideration was $1.1 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €12.2 million in aggregate, should the acquired entity meet certain earnings objectives during each of the first two years following the second anniversary of the acquisition. As of January 31, 2018, the estimated fair value of the contingent consideration was €8.6 million, or $10.7 million, as compared to €10.8 million, or $12.6 million, as of October 31, 2017. The decrease in the fair value of the contingent consideration is principally attributed to revised earnings estimates for the second year of the earnout period that reflect less favorable projected market conditions.

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

Index

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of January 31, 2018 were as follows:

	Fiscal 2017 Acquisition			Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(8%)	-	4%	4%	-	12%	9%	-	13%
Weighted average discount rate	5.5%			4.7%			.8%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2018 are as follows (in thousands):

Balance as of October 31, 2017	$27,573
Decrease in accrued contingent consideration	(3,195)
Payment of contingent consideration	(300)
Foreign currency transaction adjustments	853
Balance as of January 31, 2018	$24,931

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$7,262
Other long-term liabilities	17,669
$24,931

The Company recorded the decrease in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2018.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2018 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2018	2017
Numerator:
Net income attributable to HEICO	$65,152	$40,927

Denominator:
Weighted average common shares outstanding - basic	105,639	105,178
Effect of dilutive stock options	3,473	2,827
Weighted average common shares outstanding - diluted	109,112	108,005

Net income per share attributable to HEICO shareholders:
Basic	$.62	$.39
Diluted	$.60	$.38

Anti-dilutive stock options excluded	616	213

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2018 and 2017, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2018:
Net sales	$254,721	$155,658	($5,969)	$404,410
Depreciation	3,292	2,274	62	5,628
Amortization	4,947	8,104	345	13,396
Operating income	45,869	43,220	(9,529)	79,560
Capital expenditures	2,297	1,743	3,537	7,577

Three months ended January 31, 2017:
Net sales	$220,901	$126,165	($3,634)	$343,432
Depreciation	3,148	2,043	53	5,244
Amortization	4,104	5,735	165	10,004
Operating income	41,363	29,084	(5,897)	64,550
Capital expenditures	3,872	2,504	46	6,422

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment as of January 31, 2018 and October 31, 2017 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2018	$1,051,527	$1,357,992	$160,923	$2,570,442
Total assets as of October 31, 2017	1,042,925	1,339,363	130,143	2,512,431

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2018, the Company has arranged for standby letters of credit aggregating $4.3 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Index

Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2018 and 2017, respectively, are as follows (in thousands):

	Three months ended January 31,
	2018	2017
Balances as of beginning of fiscal year	$2,921	$3,351
Accruals for warranties	798	782
Acquired warranty liabilities	280	—
Warranty claims settled	(832)	(619)
Balances as of January 31	$3,167	$3,514

Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

11. SUBSEQUENT EVENT
In February 2018, the Company, through a subsidiary of HEICO Electronic, acquired 85% of the assets and business of Sensor Technology Engineering, Inc. ("Sensor Technology"). Sensor Technology designs and manufactures sophisticated nuclear radiation detectors for law enforcement, homeland security and military applications. The remaining 15% continues to be owned by certain members of Sensory Technology's management team. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company's revolving credit facility and the total consideration for the acquisition is not material or significant to the Company’s condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2017. There have been no material changes to our critical accounting policies during the three months ended January 31, 2018.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the three months ended January 31, 2018 have been affected by the Tax Cuts and Jobs Act as further detailed within Income Tax Expense of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report for the period ended January 31, 2018 and by the fiscal 2017 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2017.

All share and per share information has been adjusted retrospectively to reflect 5-for-4 stock splits effected in April 2017 and January 2018. See Note 1, Summary of Significant Accounting Policies – Stock Splits, of the Notes to Condensed Consolidated Financial Statements for additional information regarding these stock splits.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2018	2017
Net sales	$404,410	$343,432
Cost of sales	249,619	218,015
Selling, general and administrative expenses	75,231	60,867
Total operating costs and expenses	324,850	278,882
Operating income	$79,560	$64,550

Net sales by segment:
Flight Support Group	$254,721	$220,901
Electronic Technologies Group	155,658	126,165
Intersegment sales	(5,969)	(3,634)
	$404,410	$343,432

Operating income by segment:
Flight Support Group	$45,869	$41,363
Electronic Technologies Group	43,220	29,084
Other, primarily corporate	(9,529)	(5,897)
	$79,560	$64,550

Net sales	100.0%	100.0%
Gross profit	38.3%	36.5%
Selling, general and administrative expenses	18.6%	17.7%
Operating income	19.7%	18.8%
Interest expense	(1.2%)	(.6%)
Other income	.1%	.1%
Income tax expense	.9%	4.9%
Net income attributable to noncontrolling interests	1.6%	1.6%
Net income attributable to HEICO	16.1%	11.9%

Index

Comparison of First Quarter of Fiscal 2018 to First Quarter of Fiscal 2017

Net Sales

Our consolidated net sales in the first quarter of fiscal 2018 increased by 18% to $404.4 million, as compared to net sales of $343.4 million in the first quarter of fiscal 2017. The increase in consolidated net sales principally reflects an increase of $29.5 million (a 23% increase) to $155.7 million in net sales within the ETG as well as an increase of $33.8 million (a 15% increase) to $254.7 million in net sales within the FSG. The net sales increase in the ETG reflects $19.8 million of aggregate net sales contributed by a fiscal 2017 and a fiscal 2018 acquisition, and organic growth of 6%. The ETG's organic growth is mainly attributable to increased demand for our space and defense products resulting in net sales increases of $4.6 million and $2.3 million, respectively. The net sales increase in the FSG reflects net sales of $25.5 million contributed by our fiscal 2017 acquisitions as well as organic growth of 4%. The FSG's organic growth is mainly attributable to increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines, resulting in net sales increases of $7.3 million and $3.0 million, respectively. These increases were partially offset by lower net sales of $2.0 million within our specialty products product line principally related to certain defense products. Excluding the net sales decrease in our specialty products product line, the FSG experienced organic growth of 6%, principally in our aftermarket replacement parts product line. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first quarter of fiscal 2018.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 38.3% in the first quarter of fiscal 2018, up from 36.5% in the first quarter of fiscal 2017, principally reflecting an increase of 3.9% in the ETG's gross profit margin. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for certain of our defense products partially offset by a less favorable product mix for certain of our space products. Total new product research and development expenses included within our consolidated cost of sales were $12.7 million in the first quarter of fiscal 2018 compared to $11.2 million in the first quarter of fiscal 2017.

Our consolidated selling, general and administrative ("SG&A") expenses were $75.2 million and $60.9 million in the first quarter of fiscal 2018 and 2017, respectively. The increase in consolidated SG&A expenses principally reflects $8.9 million attributable to the fiscal 2017 and 2018 acquisitions and $2.2 million of higher performance-based compensation expense.

Our consolidated SG&A expenses as a percentage of net sales were 18.6% and 17.7% in the first quarter of fiscal 2018 and 2017, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .3% impact from higher performance-based compensation expense and a .3% impact from an increase in intangible asset amortization expense mainly resulting from our fiscal 2017 acquisitions.

Index

Operating Income

Our consolidated operating income increased by 23% to $79.6 million in the first quarter of fiscal 2018, up from $64.6 million in the first quarter of fiscal 2017. The increase in consolidated operating income reflects a $14.1 million increase (a 49% increase) to $43.2 million in operating income of the ETG as well as a $4.5 million increase (an 11% increase) to $45.9 million in operating income of the FSG. The increase in operating income of the ETG mainly reflects the previously mentioned net sales growth and improved gross profit margin. The increase in operating income of the FSG is principally attributed to the previously mentioned net sales growth partially offset by $1.0 million of higher performance-based compensation expense and a $.8 million increase in intangible asset amortization expense mainly resulting from the fiscal 2017 acquisitions. Additionally, our corporate expenses increased by $2.9 million principally due to a $1.7 million increase in accrued performance-based compensation expense and higher operating costs in support of the overall growth of our business.

Our consolidated operating income as a percentage of net sales improved to 19.7% in the first quarter of fiscal 2018, up from 18.8% in the first quarter of fiscal 2017. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 27.8% in the first quarter of fiscal 2018, up from 23.1% in the first quarter of fiscal 2017, partially offset by a decrease in the FSG’s operating income as a percentage of net sales to 18.0% in the first quarter of fiscal 2018 from 18.7% in the first quarter of fiscal 2017. The increase in the ETG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin. The decrease in the FSG’s operating income as a percentage of net sales principally reflects a .4% and .3% impact from the previously mentioned higher performance-based compensation expense and increase in intangible amortization expense, respectively.

Interest Expense

Interest expense increased to $4.7 million in the first quarter of fiscal 2018, up from $2.0 million in the first quarter of fiscal 2017. The increase was principally due to higher interest rates as well as a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2017 acquisitions.

Other Income

Other income in the first quarter of fiscal 2018 and 2017 was not material.

Income Tax Expense

On December 22, 2017, the United States (U.S.) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to existing tax law including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign

Index

subsidiaries. The Tax Act also contains additional provisions that will become effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and increased limitations on the deductibility of certain executive compensation. We have not yet determined the impact of the provisions of the Tax Act which do not become effective for HEICO until fiscal 2019.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on the accounting for the tax effects of the Tax Act. This guidance provides companies with a measurement period not to exceed one year from the enactment of the Tax Act to complete their accounting for the related tax effects. SAB 118 further states that during the measurement period, companies who are able to make reasonable estimates of the tax effects of the Tax Act should include those amounts in their financial statements as provisional amounts and reflect any adjustments in subsequent periods as they refine their estimates or complete their accounting of such tax effects.
As a result of the Tax Act, we have revised our estimated annual effective federal statutory income tax rate to reflect a reduction in the rate from 35% to 21% effective January 1, 2018, which results in a blended rate of 23.3% for HEICO in fiscal 2018. Additionally, we remeasured our U.S. federal net deferred tax liabilities and recorded a provisional discrete tax benefit of $16.6 million in the first quarter of fiscal 2018. Further, we recorded a provisional discrete tax expense of $4.7 million in the first quarter of fiscal 2018 related to a one-time transition tax on the unremitted earnings of our foreign subsidiaries. We intend to pay this tax over the eight-year period allowed for in the Tax Act.
Our effective tax rate in the first quarter of fiscal 2018 decreased to 4.7% from 26.6% in the first quarter of fiscal 2017. The decrease principally reflects the previously mentioned discrete tax benefit from the remeasurement of our U.S. federal net deferred tax liabilities and the benefit of a lower federal statutory income tax rate, which were partially offset by the aforementioned one-time transition tax expense.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $6.5 million in first quarter of fiscal 2018 as compared to $5.3 million in the first quarter of fiscal 2017. The increase in the first quarter of fiscal 2018 principally reflects the impact of the Tax Act as well as improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Index

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $65.2 million, or $.60 per diluted share, in the first quarter of fiscal 2018, up from $40.9 million, or $.38 per diluted share, in the first quarter of fiscal 2017 principally reflecting the previously mentioned decrease in our effective tax rate and increased net sales and operating income.

Outlook

As we look ahead to the remainder of fiscal 2018, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. Also, we will continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Based on our current economic visibility, we are increasing our estimated consolidated fiscal 2018 year-over-year growth in net sales to 12% - 14% and net income to 30% - 32%, up from prior growth estimates in net sales and net income of 10% - 12%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2018 are anticipated to be approximately $50 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2018, we were in compliance with all such covenants. As of January 31, 2018, our total debt to shareholders’ equity ratio was 50.3%.

In November 2017, we entered into a new $1.3 billion revolving credit facility agreement, which matures in November 2022 and replaced our previous revolving credit agreement. Additional information about the new and previous revolving credit agreements may be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading, "Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended October 31, 2017.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $45.0 million in the first quarter of fiscal 2018 and consisted primarily of net income from consolidated operations of $71.7 million and depreciation and amortization expense of $19.0 million (a non-cash item), partially offset by a $29.8 million increase in working capital and a deferred income tax benefit of $17.3 million.

Index

The increase in working capital is inclusive of an $18.5 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2017 accrued performance-based compensation and an $18.3 million increase in inventory to support anticipated higher demand during the remainder of fiscal 2018, partially offset by a $4.7 million net impact from decreases in both accounts receivable and trade accounts payable. The deferred income tax benefit principally reflects the impact from the remeasurement of our U.S. federal net deferred tax liabilities.

Net cash provided by operating activities decreased by $11.0 million in the first quarter of fiscal 2018 from $56.0 million in the first quarter of fiscal 2017. The decrease is principally attributable to a $21.3 million increase in net working capital partially offset by higher net income from consolidated operations excluding the non-cash increase of $16.9 million in deferred income tax benefits as a result of the Tax Act. The increase in net working capital primarily resulted from the timing associated with the collection of accounts receivable and payment of trade accounts payable as well as the aforementioned increase in inventories.

Investing Activities

Net cash used in investing activities totaled $16.5 million in the first quarter of fiscal 2018 and related primarily to capital expenditures of $7.6 million as well as acquisitions, net of cash acquired of $6.1 million. Further details regarding our fiscal 2018 acquisition may be found in Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2018 totaled $17.3 million. During the first quarter of fiscal 2018, we paid $7.4 million in cash dividends on our common stock, made $5.0 million in payments on our revolving credit facility and incurred $4.1 million in issuance costs associated with our new revolving credit facility.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2017.

Off-Balance Sheet Arrangements

Guarantees

As of January 31, 2018, we have arranged for standby letters of credit aggregating $4.3 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory,” which requires entities to measure inventories at the lower of cost or net realizable value. Previously, inventories were measured at the lower of cost or market. We adopted ASU 2015-11 in the first quarter of fiscal 2018, resulting in no material effect on our consolidated results of operations, financial position or cash flows.

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

Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include: lower demand for commercial air travel or airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth; product development or manufacturing difficulties, which could increase our product development costs and delay sales; our ability to make acquisitions and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and defense spending or budget cuts, which could reduce our defense-related revenue. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	March 1, 2018	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)