Form 10-Q
period 2018-04-30
HEICO CORP
filed 2018-05-31
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 29, 2018 is as follows:

Common Stock, $.01 par value	42,673,859	shares
Class A Common Stock, $.01 par value	63,538,812	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$48,227	$52,066
Accounts receivable, net	238,233	222,456
Inventories, net	382,669	343,628
Prepaid expenses and other current assets	25,597	13,742
Total current assets	694,726	631,892

Property, plant and equipment, net	148,114	129,883
Goodwill	1,104,555	1,081,306
Intangible assets, net	532,263	538,081
Other assets	148,223	131,269
Total assets	$2,627,881	$2,512,431

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$480	$451
Trade accounts payable	94,373	89,724
Accrued expenses and other current liabilities	135,200	147,612
Income taxes payable	—	11,650
Total current liabilities	230,053	249,437

Long-term debt, net of current maturities	683,362	673,528
Deferred income taxes	46,875	59,026
Other long-term liabilities	164,050	151,025
Total liabilities	1,124,340	1,133,016

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	134,034	131,123

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 and 75,000 shares authorized; 42,665 and 42,221 shares issued and outstanding	427	338
Class A Common Stock, $.01 par value per share; 150,000 and 75,000 shares authorized; 63,523 and 63,381 shares issued and outstanding	635	507
Capital in excess of par value	311,710	326,544
Deferred compensation obligation	3,118	3,118
HEICO stock held by irrevocable trust	(3,118)	(3,118)
Accumulated other comprehensive loss	(1,516)	(10,556)
Retained earnings	964,571	844,247
Total HEICO shareholders’ equity	1,275,827	1,161,080
Noncontrolling interests	93,680	87,212
Total shareholders’ equity	1,369,507	1,248,292
Total liabilities and equity	$2,627,881	$2,512,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017

Net sales	$835,012	$712,089	$430,602	$368,657

Operating costs and expenses:
Cost of sales	512,364	446,290	262,745	228,275
Selling, general and administrative expenses	151,523	124,707	76,292	63,840

Total operating costs and expenses	663,887	570,997	339,037	292,115

Operating income	171,125	141,092	91,565	76,542

Interest expense	(9,629)	(3,929)	(4,904)	(1,960)
Other income (expense)	110	635	(250)	151

Income before income taxes and noncontrolling interests	161,606	137,798	86,411	74,733

Income tax expense	23,900	40,700	20,400	23,900

Net income from consolidated operations	137,706	97,098	66,011	50,833

Less: Net income attributable to noncontrolling interests	12,936	10,485	6,393	5,147

Net income attributable to HEICO	$124,770	$86,613	$59,618	$45,686

Net income per share attributable to HEICO shareholders:
Basic	$1.18	$.82	$.56	$.43
Diluted	$1.14	$.80	$.55	$.42

Weighted average number of common shares outstanding:
Basic	105,789	105,227	105,940	105,276
Diluted	109,191	108,150	109,271	108,296

Cash dividends per share	$.070	$.058	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017

Net income from consolidated operations	$137,706	$97,098	$66,011	$50,833
Other comprehensive income (loss):
Foreign currency translation adjustments	9,390	234	(6,573)	1,758
Amortization of unrealized loss on defined benefit pension plan, net of tax	6	15	2	8
Total other comprehensive income (loss)	9,396	249	(6,571)	1,766
Comprehensive income from consolidated operations	147,102	97,347	59,440	52,599
Net income attributable to noncontrolling interests	12,936	10,485	6,393	5,147
Foreign currency translation adjustments attributable to noncontrolling interests	577	(75)	(417)	221
Comprehensive income attributable to noncontrolling interests	13,513	10,410	5,976	5,368
Comprehensive income attributable to HEICO	$133,589	$86,937	$53,464	$47,231
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2017	$131,123	$338	$507	$326,544	$3,118	($3,118)	($10,556)	$844,247	$87,212	$1,248,292
Comprehensive income	6,636	—	—	—	—	—	8,819	124,770	6,877	140,466
Cash dividends ($.070 per share)	—	—	—	—	—	—	—	(7,395)	—	(7,395)
Five-for-four common stock split	—	84	127	(211)	—	—	—	—	—	—
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	4,547	—	—	—	—	—	4,548
Share-based compensation expense	—	—	—	4,459	—	—	—	—	—	4,459
Proceeds from stock option exercises	—	7	1	1,985	—	—	—	—	—	1,993
Redemptions of common stock related to stock option exercises	—	(3)	—	(24,620)	—	—	—	—	—	(24,623)
Distributions to noncontrolling interests	(4,040)	—	—	—	—	—	—	—	(409)	(409)
Adjustments to redemption amount of redeemable noncontrolling interests	(3,170)	—	—	—	—	—	—	3,170	—	3,170
Noncontrolling interests assumed related to acquisitions	2,491	—	—	—	—	—	—	—	—	—
Other	994	—	—	(994)	—	—	221	(221)	—	(994)
Balances as of April 30, 2018	$134,034	$427	$635	$311,710	$3,118	($3,118)	($1,516)	$964,571	$93,680	$1,369,507

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705
Comprehensive income	5,151	—	—	—	—	—	324	86,613	5,259	92,196
Cash dividends ($.058 per share)	—	—	—	—	—	—	—	(6,059)	—	(6,059)
Five-for-four common stock split	—	68	101	(169)	—	—	—	(23)	—	(23)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,484	—	—	—	—	—	5,484
Share-based compensation expense	—	—	—	3,110	—	—	—	—	—	3,110
Proceeds from stock option exercises	—	—	1	2,296	—	—	—	—	—	2,297
Distributions to noncontrolling interests	(3,544)	—	—	—	—	—	—	—	(353)	(353)
Acquisitions of noncontrolling interest	(3,848)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	5,826	—	—	—	—	—	—	(5,826)	—	(5,826)
Noncontrolling interests assumed related to acquisitions	22,035	—	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	—	—	—	(140)	140	—	—	—	—
Other	—	—	1	—	—	—	—	(1)	—	—
Balances as of April 30, 2017	$125,132	$338	$506	$317,049	$2,320	($2,320)	($25,002)	$756,408	$89,232	$1,138,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2018	2017
Operating Activities:
Net income from consolidated operations	$137,706	$97,098
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	38,089	30,501
Employer contributions to HEICO Savings and Investment Plan	4,083	3,679
Share-based compensation expense	4,459	3,110
(Decrease) increase in accrued contingent consideration, net	(3,412)	1,148
Foreign currency transaction adjustments, net	117	(280)
Deferred income tax benefit	(13,157)	(2,909)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(14,337)	1,358
Increase in inventories	(29,814)	(14,251)
Increase in prepaid expenses and other current assets	(4,266)	(225)
Increase (decrease) in trade accounts payable	3,912	(7,567)
Decrease in accrued expenses and other current liabilities	(14,534)	(11,176)
Decrease in income taxes payable	(14,714)	(2,023)
Other long-term assets and liabilities, net	868	(750)
Net cash provided by operating activities	95,000	97,713

Investing Activities:
Acquisitions, net of cash acquired	(39,364)	(80,838)
Capital expenditures	(29,457)	(13,538)
Other	(2,744)	(944)
Net cash used in investing activities	(71,565)	(95,320)

Financing Activities:
Borrowings on revolving credit facility	53,000	87,000
Payments on revolving credit facility	(43,000)	(84,000)
Redemptions of common stock related to stock option exercises	(24,623)	—
Cash dividends paid	(7,395)	(6,059)
Distributions to noncontrolling interests	(4,449)	(3,897)
Revolving credit facility issuance costs	(4,067)	(270)
Acquisitions of noncontrolling interests	—	(3,848)
Payment of contingent consideration	(300)	—
Proceeds from stock option exercises	1,993	2,297
Other	(232)	(371)
Net cash used in financing activities	(29,073)	(9,148)

Effect of exchange rate changes on cash	1,799	532

Net decrease in cash and cash equivalents	(3,839)	(6,223)
Cash and cash equivalents at beginning of year	52,066	42,955
Cash and cash equivalents at end of period	$48,227	$36,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017. The October 31, 2017 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Index

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application (“modified retrospective method”). The Company expects to use the modified retrospective method.

The Company is in the process of reviewing a representative sample of customer contracts across its identified revenue streams. Based on the work completed to-date, the Company foresees two types of contracts for which ASU 2014-09 will impact the timing of revenue recognition. For certain contracts under which it produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle and for certain other contracts under which the Company creates or enhances customer-owned assets while performing repair and overhaul services, ASU 2014-09 will require HEICO to recognize revenue using an over time recognition model as opposed to the Company’s current policy of recognizing revenue at the time of shipment. The Company has not yet determined the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

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

Index

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

2.     ACQUISITIONS

In April 2018, the Company, through a subsidiary of HEICO Electronic, acquired all of the assets and business of the Emergency Locator Transmitter Beacon product line ("ELT Product Line") of Instrumar Limited. The ELT Product Line designs and manufactures Emergency Locator Transmitter Beacons for the commercial aviation and defense markets, that upon activation, transmit a distress signal to alert search and rescue operations of the aircraft's location. The purchase price of this acquisition was paid using cash provided by operating activities.

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

In November 2017, the Company, through a subsidiary of HEICO Electronic, acquired all of the stock of Interface Displays & Controls, Inc. ("IDC"). IDC designs and manufactures electronic products for aviation, marine, military fighting vehicles, and embedded computing markets. The purchase price of this acquisition was paid using cash provided by operating activities.

Index

The total consideration for the fiscal 2018 acquisitions is not material or significant to the Company’s condensed consolidated financial statements and the related allocation to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. The operating results of the fiscal 2018 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2018 acquisitions included in the Condensed Consolidated Statement of Operations for the six and three months ended April 30, 2018 is not material. Had the fiscal 2018 acquisitions been consummated as of November 1, 2016, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2018 and 2017 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2018	October 31, 2017
Accounts receivable	$241,665	$225,462
Less: Allowance for doubtful accounts	(3,432)	(3,006)
Accounts receivable, net	$238,233	$222,456

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	April 30, 2018	October 31, 2017
Costs incurred on uncompleted contracts	$36,965	$29,491
Estimated earnings	20,980	19,902
	57,945	49,393
Less: Billings to date	(44,621)	(41,262)
	$13,324	$8,131
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$15,238	$9,377
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(1,914)	(1,246)
	$13,324	$8,131

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the six and three months ended April 30, 2018 and 2017.

Index

Inventories

(in thousands)	April 30, 2018	October 31, 2017
Finished products	$185,987	$173,559
Work in process	45,077	39,986
Materials, parts, assemblies and supplies	149,840	128,031
Contracts in process	2,037	2,415
Less: Billings to date	(272)	(363)
Inventories, net of valuation reserves	$382,669	$343,628

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	April 30, 2018	October 31, 2017
Land	$5,887	$5,435
Buildings and improvements	94,262	91,916
Machinery, equipment and tooling	218,644	191,298
Construction in progress	4,775	5,553
	323,568	294,202
Less: Accumulated depreciation and amortization	(175,454)	(164,319)
Property, plant and equipment, net	$148,114	$129,883

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $13.4 million as of April 30, 2018 and $12.9 million as of October 31, 2017. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2018 and 2017 was $5.2 million and $5.4 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2018 and 2017 was $2.7 million and $3.0 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2018 and 2017 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
R&D expenses	$26,660	$22,469	$13,953	$11,223

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

	April 30, 2018	October 31, 2017
Redeemable at fair value	$85,039	$82,128
Redeemable based on a multiple of future earnings	48,995	48,995
Redeemable noncontrolling interests	$134,034	$131,123

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HEICO Electronic, acquired 85% of the assets and business of Sensor Technology in February 2018. As part of the Sensor Technology purchase agreement, the Company has the right to purchase the noncontrolling interest in fiscal 2021, or sooner under certain conditions, and the noncontrolling interest holders have the right to cause the Company to purchase the same equity interest at the same point in time.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2018 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2017	($9,533)	($1,023)	($10,556)
Unrealized gain	8,813	221	9,034
Amortization of unrealized loss	—	6	6
Balances as of April 30, 2018	($720)	($796)	($1,516)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2018 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2017	$388,606	$692,700	$1,081,306
Goodwill acquired	—	21,535	21,535
Foreign currency translation adjustments	1,628	1,547	3,175
Adjustments to goodwill	972	(2,433)	(1,461)
Balances as of April 30, 2018	$391,206	$713,349	$1,104,555

The goodwill acquired pertains to the fiscal 2018 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. The Company estimates that nearly all of the goodwill acquired in fiscal 2018 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2017 acquisitions.

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2018			As of October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$385,776	($130,386)	$255,390	$379,966	($117,069)	$262,897
Intellectual property	185,188	(49,573)	135,615	181,811	(44,861)	136,950
Licenses	6,559	(3,227)	3,332	6,559	(2,928)	3,631
Patents	921	(592)	329	870	(551)	319
Non-compete agreements	817	(817)	—	817	(817)	—
Trade names	466	(138)	328	466	(118)	348
	579,727	(184,733)	394,994	570,489	(166,344)	404,145
Non-Amortizing Assets:
Trade names	137,269	—	137,269	133,936	—	133,936
	$716,996	($184,733)	$532,263	$704,425	($166,344)	$538,081

The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of April 30, 2018 compared to October 31, 2017 principally relates to such intangible assets recognized in connection with the fiscal 2018 acquisitions (see Note 2, Acquisitions). The weighted-average amortization period of the customer relationships and intellectual property acquired during fiscal 2018 is 7 and 11 years, respectively.

Index

Amortization expense related to intangible assets for the six months ended April 30, 2018 and 2017 was $24.8 million and $18.3 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2018 and 2017 was $12.4 million and $9.1 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2018 is estimated to be $25.2 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $48.6 million in fiscal 2019, $45.7 million in fiscal 2020, $43.0 million in fiscal 2021, $36.8 million in fiscal 2022, $31.8 million in fiscal 2023, and $163.9 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30, 2018	October 31, 2017
Borrowings under revolving credit facility	$681,000	$671,000
Capital leases and note payable	2,842	2,979
	683,842	673,979
Less: Current maturities of long-term debt	(480)	(451)
	$683,362	$673,528

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of April 30, 2018 and October 31, 2017, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 3.0% and 2.4%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2018, the Company was in compliance with all such covenants.

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

Index

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

The Company’s effective tax rate in the first six months of fiscal 2018 decreased to 14.8% from 29.5% in the first six months of fiscal 2017. The decrease principally reflects the previously mentioned discrete tax benefit from the remeasurement of the Company’s U.S. federal net deferred tax liabilities and the benefit of a lower federal statutory income tax rate, which were partially offset by the aforementioned one-time transition tax expense.

The Company's effective tax rate in the second quarter of fiscal 2018 decreased to 23.6% from 32.0% in the second quarter of fiscal 2017. The decrease principally reflects the previously mentioned benefit of a lower federal statutory income tax rate.

Index

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$126,979	$—	$126,979
Money market funds	439	—	—	439
Equity securities	3,108	—	—	3,108
Mutual funds	1,624	—	—	1,624
Other	1,289	—	—	1,289
Total assets	$6,460	$126,979	$—	$133,439

Liabilities:
Contingent consideration	$—	$—	$24,428	$24,428

	As of October 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$113,220	$—	$113,220
Money market funds	3,972	—	—	3,972
Equity securities	2,895	—	—	2,895
Mutual funds	1,541	—	—	1,541
Other	1,246	—	—	1,246
Total assets	$9,654	$113,220	$—	$122,874

Liabilities:
Contingent consideration	$—	$—	$27,573	$27,573

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the "LCP") principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and

Index

classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $133.4 million as of April 30, 2018 and $122.9 million as of October 31, 2017, of which the LCP related assets were $127.4 million and $117.2 million as of April 30, 2018 and October 31, 2017, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $132.3 million as of April 30, 2018 and $121.7 million as of October 31, 2017, of which the LCP related liability was $126.3 million and $116.0 million as of April 30, 2018 and October 31, 2017, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet certain earnings objectives during the first six years following the acquisition. As of April 30, 2018, the estimated fair value of the contingent consideration was $13.4 million.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $1.7 million in aggregate during the first four years following the first anniversary of the acquisition. As of October 31, 2017, the estimated fair value of the contingent consideration was $1.4 million. During fiscal 2018, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the second year following the acquisition. As of April 30, 2018, the estimated fair value of the remaining contingent consideration was $1.1 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €12.2 million in aggregate, should the acquired entity meet certain earnings objectives during each of the first two years following the second anniversary of the acquisition. As of April 30, 2018, the estimated fair value of the contingent consideration was €8.2 million, or $9.9 million, as compared to €10.8 million, or $12.6 million, as of October 31, 2017. The decrease in the fair value of the contingent consideration is principally attributed to revised earnings estimates for the final year of the earnout period that reflect less favorable projected market conditions.

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

Index

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of April 30, 2018 were as follows:

	Fiscal 2017 Acquisition			Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(4%)	-	7%	4%	-	12%	8%	-	11%
Weighted average discount rate	6.4%			5.6%			.8%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2018 are as follows (in thousands):

Balance as of October 31, 2017	$27,573
Decrease in accrued contingent consideration, net	(3,412)
Payment of contingent consideration	(300)
Foreign currency transaction adjustments	567
Balance as of April 30, 2018	$24,428

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$6,516
Other long-term liabilities	17,912
$24,428

The Company recorded the decrease in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2018.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2018 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to HEICO	$124,770	$86,613	$59,618	$45,686

Denominator:
Weighted average common shares outstanding - basic	105,789	105,227	105,940	105,276
Effect of dilutive stock options	3,402	2,923	3,331	3,020
Weighted average common shares outstanding - diluted	109,191	108,150	109,271	108,296

Net income per share attributable to HEICO shareholders:
Basic	$1.18	$.82	$.56	$.43
Diluted	$1.14	$.80	$.55	$.42

Anti-dilutive stock options excluded	492	395	369	577

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2018 and 2017, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2018:
Net sales	$522,557	$324,380	($11,925)	$835,012
Depreciation	6,582	4,584	186	11,352
Amortization	9,879	16,267	591	26,737
Operating income	97,357	91,350	(17,582)	171,125
Capital expenditures	6,206	3,985	19,266	29,457

Six months ended April 30, 2017:
Net sales	$452,710	$267,334	($7,955)	$712,089
Depreciation	6,276	4,136	106	10,518
Amortization	8,203	11,436	344	19,983
Operating income	86,107	67,910	(12,925)	141,092
Capital expenditures	8,560	4,834	144	13,538

Three months ended April 30, 2018:
Net sales	$267,836	$168,722	($5,956)	$430,602
Depreciation	3,290	2,310	124	5,724
Amortization	4,932	8,163	246	13,341
Operating income	51,488	48,130	(8,053)	91,565
Capital expenditures	3,909	2,242	15,729	21,880

Three months ended April 30, 2017:
Net sales	$231,809	$141,169	($4,321)	$368,657
Depreciation	3,128	2,093	53	5,274
Amortization	4,099	5,701	179	9,979
Operating income	44,744	38,826	(7,028)	76,542
Capital expenditures	4,688	2,330	98	7,116

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment as of April 30, 2018 and October 31, 2017 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2018	$1,061,310	$1,391,902	$174,669	$2,627,881
Total assets as of October 31, 2017	1,042,925	1,339,363	130,143	2,512,431

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 30, 2018, the Company has arranged for standby letters of credit aggregating $4.3 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the six months ended April 30, 2018 and 2017, respectively, are as follows (in thousands):

	Six months ended April 30,
	2018	2017
Balances as of beginning of fiscal year	$2,921	$3,351
Accruals for warranties	1,466	1,107
Acquired warranty liabilities	300	—
Warranty claims settled	(1,431)	(1,250)
Balances as of April 30	$3,256	$3,208

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2017. There have been no material changes to our critical accounting policies during the six months ended April 30, 2018.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the six months ended April 30, 2018 have been affected by the Tax Cuts and Jobs Act as further detailed within Income Tax Expense of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report for the period ended April 30, 2018. Further, our results of operation for the six and three months ended April 30, 2018 have been effected by the fiscal 2017 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2017 and by the fiscal 2018 acquisitions as further detailed in Note 2, acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

All share and per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in January 2018. See Note 1, Summary of Significant Accounting Policies – Stock Split, of the Notes to Condensed Consolidated Financial Statements for additional information regarding the stock split.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Net sales	$835,012	$712,089	$430,602	$368,657
Cost of sales	512,364	446,290	262,745	228,275
Selling, general and administrative expenses	151,523	124,707	76,292	63,840
Total operating costs and expenses	663,887	570,997	339,037	292,115
Operating income	$171,125	$141,092	$91,565	$76,542

Net sales by segment:
Flight Support Group	$522,557	$452,710	$267,836	$231,809
Electronic Technologies Group	324,380	267,334	168,722	141,169
Intersegment sales	(11,925)	(7,955)	(5,956)	(4,321)
	$835,012	$712,089	$430,602	$368,657

Operating income by segment:
Flight Support Group	$97,357	$86,107	$51,488	$44,744
Electronic Technologies Group	91,350	67,910	48,130	38,826
Other, primarily corporate	(17,582)	(12,925)	(8,053)	(7,028)
	$171,125	$141,092	$91,565	$76,542

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.6%	37.3%	39.0%	38.1%
Selling, general and administrative expenses	18.1%	17.5%	17.7%	17.3%
Operating income	20.5%	19.8%	21.3%	20.8%
Interest expense	1.2%	.6%	1.1%	.5%
Other income (expense)	—%	.1%	(.1%)	—%
Income tax expense	2.9%	5.7%	4.7%	6.5%
Net income attributable to noncontrolling interests	1.5%	1.5%	1.5%	1.4%
Net income attributable to HEICO	14.9%	12.2%	13.8%	12.4%

Index

Comparison of First Six Months of Fiscal 2018 to First Six Months of Fiscal 2017

Net Sales

Our consolidated net sales in the first six months of fiscal 2018 increased by 17% to a record $835.0 million, up from net sales of $712.1 million in the first six months of fiscal 2017. The increase in consolidated net sales principally reflects an increase of $69.8 million (a 15% increase) to a record $522.6 million in net sales within the FSG as well as an increase of $57.0 million (a 21% increase) to a record $324.4 million in net sales within the ETG. The net sales increase in the FSG reflects net sales of $50.6 million contributed by our fiscal 2017 acquisitions as well as organic growth of 4%. The FSG's organic growth is attributable to increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines, resulting in net sales increases of $12.1 million and $8.1 million, respectively. These increases were partially offset by lower net sales of $1.0 million within our specialty products product line. Excluding the net sales decrease in our specialty products product line, the FSG experienced organic growth of 6%. The net sales increase in the ETG reflects net sales of $45.1 million contributed by our fiscal 2017 and 2018 acquisitions as well as organic growth of 3%. The ETG's organic growth is mainly attributable to increased demand for certain defense and space products resulting in net sales increases of $7.0 million and $4.9 million, respectively. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in the first six months of fiscal 2018.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 38.6% in the first six months of fiscal 2018, up from 37.3% in the first six months of fiscal 2017, principally reflecting an increase of 2.7% and .2% in the ETG's and FSG's gross profit margins, respectively. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for certain of our defense products partially offset by a less favorable product mix for certain of our space and other electronics products. Total new product research and development expenses included within our consolidated cost of sales were $26.7 million in the first six months of fiscal 2018 compared to $22.5 million in the first six months of fiscal 2017.

Our consolidated selling, general and administrative (“SG&A”) expenses were $151.5 million and $124.7 million in the first six months of fiscal 2018 and 2017, respectively. The increase in consolidated SG&A expenses principally reflects $17.4 million attributable to fiscal 2017 and 2018 acquisitions and $4.8 million of higher performance-based compensation expense.

Our consolidated SG&A expenses as a percentage of net sales were 18.1% and 17.5% in the first six months of fiscal 2018 and 2017, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .4% impact from higher performance-based compensation expense and a .3% impact from an increase in intangible asset amortization expense mainly resulting from our fiscal 2017 acquisitions.

Index

Operating Income

Our consolidated operating income increased by 21% to a record $171.1 million in the first six months of fiscal 2018, up from $141.1 million in the first six months of fiscal 2017. The increase in consolidated operating income principally reflects a $23.4 million increase (a 35% increase) to a record $91.4 million in operating income of the ETG as well as an $11.3 million increase (a 13% increase) to a record $97.4 million in operating income of the FSG. The increase in operating income of the ETG is principally attributable to the previously mentioned net sales growth and improved gross profit margin, partially offset by a $4.9 million increase in intangible asset amortization expense mainly from the fiscal 2017 and 2018 acquisitions. The increase in operating income of the FSG is principally attributable to the previously mentioned net sales growth and improved gross profit margin, partially offset by a $3.8 million increase in performance-based compensation expense and a $1.6 million increase in intangible asset amortization expense mainly resulting from the fiscal 2017 acquisitions. Additionally, our corporate expenses increased by $3.8 million principally due to a $2.2 million increase in performance-based compensation expense and higher operating costs in support of the overall growth of our business.

As a percentage of net sales, our consolidated operating income increased to 20.5% in the first six months of fiscal 2018, up from 19.8% in the first six months of fiscal 2017. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 28.2% in the first six months of fiscal 2018, up from 25.4% in the first six months of fiscal 2017, partially offset by a decrease in the FSG’s operating income as a percentage of net sales to 18.6% in the first six months of fiscal 2018 compared to 19.0% in the first six months of fiscal 2017. The increase in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin partially offset by a .8% impact from the previously mentioned increase in intangible asset amortization expense. The decrease in the FSG’s operating income as a percentage of net sales principally reflects an aggregate .5% impact from the previously mentioned increases in performance-based compensation expense and intangible asset amortization expense, partially offset by the previously mentioned improved gross profit margin.

Interest Expense

Interest expense increased to $9.6 million in the first six months of fiscal 2018, up from $3.9 million in the first six months of fiscal 2017. The increase was principally due to higher interest rates as well as a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2017 acquisitions.

Other Income

Other income in the first six months of fiscal 2018 and 2017 was not material.

Index

Income Tax Expense

On December 22, 2017, the United States (U.S.) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to existing tax law including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign subsidiaries. The Tax Act also contains additional provisions that will become effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and increased limitations on the deductibility of certain executive compensation. We have not yet determined the impact of the provisions of the Tax Act which do not become effective for HEICO until fiscal 2019.

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
Our effective tax rate in the first six months of fiscal 2018 decreased to 14.8% from 29.5% in the first six months of fiscal 2017. The decrease principally reflects the previously mentioned discrete tax benefit from the remeasurement of our U.S. federal net deferred tax liabilities and the benefit of a lower federal statutory income tax rate, which were partially offset by the aforementioned one-time transition tax expense.
Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $12.9 million in the first six months of fiscal 2018 as compared to $10.5 million in the first six months of fiscal 2017. The increase in the first six months of fiscal 2018 principally reflects the impact of the Tax Act as well as improved

Index

operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $124.8 million, or $1.14 per diluted share, in the first six months of fiscal 2018, up from $86.6 million, or $.80 per diluted share, in the first six months of fiscal 2017 principally reflecting the previously mentioned decrease in our effective tax rate and increased net sales and operating income.

Comparison of Second Quarter of Fiscal 2018 to Second Quarter of Fiscal 2017

Net Sales

Our consolidated net sales in the second quarter of fiscal 2018 increased by 17% to a record $430.6 million, as compared to net sales of $368.7 million in the second quarter of fiscal 2017. The increase in consolidated net sales principally reflects an increase of $36.0 million (a 16% increase) to a record $267.8 million in net sales within the FSG as well as an increase of $27.6 million (a 20% increase) to $168.7 million in net sales within the ETG. The net sales increase in the FSG reflects net sales of $25.1 million contributed by our fiscal 2017 acquisitions as well as organic growth of 5%. The FSG's organic growth is mainly attributable to increased demand and new product offerings within our repair and overhaul parts and services and aftermarket replacement parts product lines, resulting in net sales increases of $5.1 million and $4.8 million, respectively. The net sales increase in the ETG reflects net sales of $25.3 million contributed by our fiscal 2017 and 2018 acquisitions. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the second quarter of fiscal 2018.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 39.0% in the second quarter of fiscal 2018, up from 38.1% in the second quarter of fiscal 2017, principally reflecting an increase of 1.5% and .3% in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for certain of our defense products, partially offset by a less favorable product mix for certain of our space and other electronics products. Total new product research and development expenses included within our consolidated cost of sales were $14.0 million in the second quarter of fiscal 2018 compared to $11.2 million in the second quarter of fiscal 2017.

Our consolidated SG&A expenses increased to $76.3 million in the second quarter of fiscal 2018, up from $63.8 million in the second quarter of fiscal 2017. The increase in consolidated SG&A expenses principally reflects $8.4 million attributable to fiscal 2017 and 2018 acquisitions and $2.6 million of higher performance-based compensation expense.

Our consolidated SG&A expenses as a percentage of net sales were 17.7% and 17.3% in the second quarter of fiscal 2018 and 2017, respectively. The increase in consolidated SG&A

Index

expenses as a percentage of net sales principally reflects a .6% impact from higher performance-based compensation expense.

Operating Income

Our consolidated operating income increased by 20% to a record $91.6 million in the second quarter of fiscal 2018, up from $76.5 million in the second quarter of fiscal 2017. The increase in consolidated operating income principally reflects a $9.3 million increase (a 24% increase) to $48.1 million in operating income of the ETG as well as a $6.7 million increase (a 15% increase) to a record $51.5 million in operating income of the FSG. The increase in operating income of the ETG is principally attributable to the previously mentioned net sales growth and improved gross profit margin, partially offset by a $2.5 million increase in intangible asset amortization expense mainly from the fiscal 2017 and 2018 acquisitions. The increase in operating income of the FSG is principally attributable to the previously mentioned net sales growth and improved gross profit margin, partially offset by a $2.8 million increase in performance-based compensation expense.

As a percentage of net sales, our consolidated operating income increased to 21.3% in the second quarter of fiscal 2018, up from 20.8% in the second quarter of fiscal 2017. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 28.5% in the second quarter of fiscal 2018, up from 27.5% in the second quarter of fiscal 2017. The increase in the ETG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin partially offset by a .8% impact from the previously mentioned increase in intangible asset amortization expense. The FSG's operating income as a percentage of net sales was 19.2% in the second quarter of fiscal 2018 compared to 19.3% in the second quarter of fiscal 2017.

Interest Expense

Interest expense increased to $4.9 million in the second quarter of fiscal 2018, up from $2.0 million in the second quarter of fiscal 2017. The increase was principally due to higher interest rates as well as a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2017 acquisitions.

Other (Expense) Income

Other (expense) income in the second quarter of fiscal 2018 and 2017 was not material.

Income Tax Expense

Our effective tax rate in the second quarter of fiscal 2018 decreased to 23.6% from 32.0% in the second quarter of fiscal 2017. The decrease principally reflects the benefit of a lower federal statutory income tax rate as a result of the Tax Act.

Index

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $6.4 million in the second quarter of fiscal 2018 compared to $5.1 million in the second quarter of fiscal 2017. The increase in the second quarter of fiscal 2018 principally reflects the impact of the Tax Act as well as improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $59.6 million, or $.55 per diluted share, in the second quarter of fiscal 2018 from $45.7 million, or $.42 per diluted share, in the second quarter of fiscal 2017 principally reflecting the previously mentioned increased net sales and operating income.

Outlook

As we look ahead to the remainder of fiscal 2018, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. Also, we will continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Based on our current economic visibility, we now estimate our consolidated fiscal 2018 year-over-year growth in net sales to be 13% - 14% and in net income to be 33% - 35%, as compared to our prior growth estimates in net sales of 12% - 14% and in net income of 30% - 32%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2018 are anticipated to be approximately $50 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2018, we were in compliance with all such covenants. As of April 30, 2018, our total debt to shareholders’ equity ratio was 50.0%.

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

Operating Activities

Net cash provided by operating activities was $95.0 million in the first six months of fiscal 2018 and consisted primarily of net income from consolidated operations of $137.7 million, depreciation and amortization expense of $38.1 million (a non-cash item), and share-based compensation expense of $4.5 million (a non-cash item), partially offset by a $73.8 million increase in working capital and a deferred income tax benefit of $13.2 million (a non-cash item). The increase in working capital is inclusive of a $29.8 million increase in inventory to support the growth of our businesses and anticipated higher demand during the remainder of fiscal 2018, a $14.7 million decrease in income taxes payable principally reflecting a change in the timing of certain estimated tax payments due to Hurricane Irma, a $14.5 million decrease in accrued expenses and other current liabilities reflecting the timing of accrued performance-based compensation for the first six months of fiscal 2018 and the payment of such compensation for the twelve months of fiscal 2017, and a $14.3 million increase related to the timing in collections of accounts receivable. The deferred income tax benefit principally reflects the impact from the remeasurement of our U.S. federal net deferred tax liabilities as a result of the Tax Act.

Net cash provided by operating activities decreased by $2.7 million in the first six months of fiscal 2018 from $97.7 million in the first six months of fiscal 2017. The decrease is principally attributable to a $39.9 million increase in net working capital and a $10.2 million increase in deferred income tax benefits as a result of the Tax Act, partially offset by a $40.6 million increase in net income from consolidated operations and a $7.6 million increase in depreciation and amortization expense. The increase in net working capital primarily resulted from the aforementioned timing associated with the collection of accounts receivable and the payment of income taxes as well as the increase in inventories.

Investing Activities

Net cash used in investing activities totaled $71.6 million in the first six months of fiscal 2018 and related primarily to acquisitions of $39.4 million (net of cash acquired) as well as capital expenditures of $29.5 million. Further details regarding our fiscal 2018 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first six months of fiscal 2018 totaled $29.1 million. During the first six months of fiscal 2018, we made payments on our revolving credit facility aggregating $43.0 million, redeemed common stock related to stock option exercises aggregating $24.6 million, paid $7.4 million in cash dividends on our common stock, made distributions to noncontrolling interests aggregating $4.4 million and paid revolving credit facility issuance costs of $4.1 million. Additionally, we borrowed $53.0 million on our revolving

Index

credit facility principally to fund our fiscal 2018 acquisitions and for working capital needs and received $2.0 million in proceeds from stock option exercises in the first six months of fiscal 2018.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2017.

Off-Balance Sheet Arrangements

Guarantees

As of April 30, 2018, we have arranged for standby letters of credit aggregating $4.3 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. Early adoption in the year preceding the effective date is permitted. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application (“modified retrospective method”). We expect to use the modified retrospective method.

We are in the process of reviewing a representative sample of customer contracts across our identified revenue streams. Based on the work completed to-date, we foresee two types of contracts for which ASU 2014-09 will impact the timing of revenue recognition. For certain contracts under which we produce products with no alternative use and for which we have an enforceable right to payment during the production cycle and for certain other contracts under which we create or enhance customer-owned assets while performing repair and overhaul services, ASU 2014-09 will require us to recognize revenue using an over time recognition model as opposed to our current policy of recognizing revenue at the time of shipment. We have

Index

not yet determined the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 6.    EXHIBITS

Exhibit	Description
3.1	Articles of Amendment of the Articles of Incorporation of HEICO Corporation, dated March 16, 2018, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 20, 2018. *

10.1	HEICO Corporation 2018 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 20, 2018. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Previously filed.

**	Filed herewith.
***    Furnished herewith.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	May 31, 2018	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)