Form 10-Q
period 2018-07-31
HEICO CORP
filed 2018-08-31
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 29, 2018 is as follows:

Common Stock, $.01 par value	53,349,968	shares
Class A Common Stock, $.01 par value	79,542,004	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$66,981	$52,066
Accounts receivable, net	249,326	222,456
Inventories, net	391,788	343,628
Prepaid expenses and other current assets	20,063	13,742
Total current assets	728,158	631,892

Property, plant and equipment, net	154,614	129,883
Goodwill	1,102,352	1,081,306
Intangible assets, net	516,454	538,081
Other assets	153,261	131,269
Total assets	$2,654,839	$2,512,431

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$929	$451
Trade accounts payable	99,955	89,724
Accrued expenses and other current liabilities	152,499	147,612
Income taxes payable	1,374	11,650
Total current liabilities	254,757	249,437

Long-term debt, net of current maturities	622,889	673,528
Deferred income taxes	46,469	59,026
Other long-term liabilities	166,803	151,025
Total liabilities	1,090,918	1,133,016

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 3)	133,599	131,123

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 and 75,000 shares authorized; 53,350 and 52,776 shares issued and outstanding	534	338
Class A Common Stock, $.01 par value per share; 150,000 and 75,000 shares authorized; 79,522 and 79,227 shares issued and outstanding	795	507
Capital in excess of par value	317,089	326,544
Deferred compensation obligation	3,118	3,118
HEICO stock held by irrevocable trust	(3,118)	(3,118)
Accumulated other comprehensive loss	(9,187)	(10,556)
Retained earnings	1,024,739	844,247
Total HEICO shareholders’ equity	1,333,970	1,161,080
Noncontrolling interests	96,352	87,212
Total shareholders’ equity	1,430,322	1,248,292
Total liabilities and equity	$2,654,839	$2,512,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017

Net sales	$1,300,837	$1,103,589	$465,825	$391,500

Operating costs and expenses:
Cost of sales	796,580	688,893	284,216	242,603
Selling, general and administrative expenses	231,709	197,482	80,186	72,775

Total operating costs and expenses	1,028,289	886,375	364,402	315,378

Operating income	272,548	217,214	101,423	76,122

Interest expense	(14,841)	(6,376)	(5,212)	(2,447)
Other (expense) income	(2)	835	(112)	200

Income before income taxes and noncontrolling interests	257,705	211,673	96,099	73,875

Income tax expense	46,100	63,100	22,200	22,400

Net income from consolidated operations	211,605	148,573	73,899	51,475

Less: Net income attributable to noncontrolling interests	19,749	16,262	6,813	5,777

Net income attributable to HEICO	$191,856	$132,311	$67,086	$45,698

Net income per share attributable to HEICO shareholders:
Basic	$1.45	$1.01	$.51	$.35
Diluted	$1.40	$.98	$.49	$.34

Weighted average number of common shares outstanding:
Basic	132,422	131,618	132,794	131,786
Diluted	136,570	135,382	136,733	135,771

Cash dividends per share	$.116	$.097	$.060	$.051
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017

Net income from consolidated operations	$211,605	$148,573	$73,899	$51,475
Other comprehensive income (loss):
Foreign currency translation adjustments	1,209	17,854	(8,181)	17,620
Amortization of unrealized loss on defined benefit pension plan, net of tax	11	22	5	7
Total other comprehensive income (loss)	1,220	17,876	(8,176)	17,627
Comprehensive income from consolidated operations	212,825	166,449	65,723	69,102
Net income attributable to noncontrolling interests	19,749	16,262	6,813	5,777
Foreign currency translation adjustments attributable to noncontrolling interests	72	1,117	(505)	1,192
Comprehensive income attributable to noncontrolling interests	19,821	17,379	6,308	6,969
Comprehensive income attributable to HEICO	$193,004	$149,070	$59,415	$62,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2017	$131,123	$338	$507	$326,544	$3,118	($3,118)	($10,556)	$844,247	$87,212	$1,248,292
Comprehensive income	9,913	—	—	—	—	—	1,148	191,856	9,908	202,912
Cash dividends ($.116 per share)	—	—	—	—	—	—	—	(15,363)	—	(15,363)
Five-for-four common stock splits	—	191	286	(477)	—	—	—	(29)	—	(29)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	6,993	—	—	—	—	—	6,995
Share-based compensation expense	—	—	—	6,933	—	—	—	—	—	6,933
Proceeds from stock option exercises	—	7	1	3,028	—	—	—	—	—	3,036
Redemptions of common stock related to stock option exercises	—	(3)	—	(24,938)	—	—	—	—	—	(24,941)
Distributions to noncontrolling interests	(6,361)	—	—	—	—	—	—	—	(768)	(768)
Adjustments to redemption amount of redeemable noncontrolling interests	(4,561)	—	—	—	—	—	—	4,561	—	4,561
Noncontrolling interests assumed related to acquisitions	2,491	—	—	—	—	—	—	—	—	—
Other	994	—	—	(994)	—	—	221	(533)	—	(1,306)
Balances as of July 31, 2018	$133,599	$534	$795	$317,089	$3,118	($3,118)	($9,187)	$1,024,739	$96,352	$1,430,322

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705
Comprehensive income	9,127	—	—	—	—	—	16,759	132,311	8,252	157,322
Cash dividends ($.097 per share)	—	—	—	—	—	—	—	(12,807)	—	(12,807)
Five-for-four common stock split	—	68	101	(169)	—	—	—	(23)	—	(23)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	6,489	—	—	—	—	—	6,489
Share-based compensation expense	—	—	—	5,207	—	—	—	—	—	5,207
Proceeds from stock option exercises	—	—	2	4,169	—	—	—	—	—	4,171
Noncontrolling interests assumed related to acquisitions	23,618	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,093)	—	—	—	—	—	—	—	(7,831)	(7,831)
Acquisitions of noncontrolling interest	(3,848)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	3,565	—	—	—	—	—	—	(3,565)	—	(3,565)
Deferred compensation obligation	—	—	—	—	(140)	140	—	—	—	—
Other	—	—	—	—	—	—	—	1	—	1
Balances as of July 31, 2017	$126,881	$338	$506	$322,024	$2,320	($2,320)	($8,567)	$797,621	$84,747	$1,196,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2018	2017
Operating Activities:
Net income from consolidated operations	$211,605	$148,573
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	57,523	46,912
Share-based compensation expense	6,933	5,207
Employer contributions to HEICO Savings and Investment Plan	6,015	5,732
Foreign currency transaction adjustments, net	183	3,316
(Decrease) increase in accrued contingent consideration, net	(3,789)	1,227
Deferred income tax benefit	(13,485)	(6,998)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(26,315)	13,343
Increase in inventories	(40,965)	(22,415)
Decrease (increase) in prepaid expenses and other current assets	1,026	(3,722)
Increase (decrease) in trade accounts payable	10,048	(3,561)
Increase (decrease) in accrued expenses and other current liabilities	8,078	(1,476)
Decrease in income taxes payable	(13,479)	(5,423)
Other long-term assets and liabilities, net	1,325	(1,412)
Net cash provided by operating activities	204,703	179,303

Investing Activities:
Acquisitions, net of cash acquired	(40,599)	(95,759)
Capital expenditures	(35,898)	(20,445)
Other	(2,736)	(685)
Net cash used in investing activities	(79,233)	(116,889)

Financing Activities:
Payments on revolving credit facility	(110,000)	(113,000)
Borrowings on revolving credit facility	53,000	87,000
Redemptions of common stock related to stock option exercises	(24,941)	—
Cash dividends paid	(15,363)	(12,807)
Distributions to noncontrolling interests	(7,129)	(12,924)
Payment of contingent consideration	(5,425)	(7,039)
Revolving credit facility issuance costs	(4,067)	(270)
Acquisitions of noncontrolling interests	—	(3,848)
Proceeds from stock option exercises	3,036	4,171
Other	(376)	(241)
Net cash used in financing activities	(111,265)	(58,958)

Effect of exchange rate changes on cash	710	3,078

Net increase in cash and cash equivalents	14,915	6,534
Cash and cash equivalents at beginning of year	52,066	42,955
Cash and cash equivalents at end of period	$66,981	$49,489
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017. The October 31, 2017 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Stock Splits

In December 2017, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock split was effected as of January 18, 2018 in the form of a 25% stock dividend distributed to shareholders of record as of January 3, 2018. In June 2018, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock split was effected as of June 28, 2018 in the form of a 25% stock dividend distributed to shareholders of record as of June 21, 2018. All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

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

The Company is in the process of assessing the overall impact of adopting ASU 2014-09. Based on the work completed to date, the Company foresees two types of contracts for which ASU 2014-09 will impact the timing of revenue recognition. For certain contracts under which it produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle and for certain other contracts under which the Company creates or enhances customer-owned assets while performing repair and overhaul services, ASU 2014-09 will require HEICO to recognize revenue using an over time recognition model as opposed to the Company’s current policy of recognizing revenue at the time of shipment. For impacted customer contracts, the adoption of ASU 2014-09 will accelerate revenue recognition and the associated cost of sales. The Company is continuing to quantify the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020 for HEICO. Early adoption is permitted. ASU 2016-02, as amended, provides certain optional transition relief and shall be applied either at the beginning of the earliest comparative period presented in the year of adoption using a modified retrospective transition approach or by recognizing a cumulative effect adjustment at the date of adoption. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

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

Index

markets. The purchase price of this acquisition was paid using cash provided by operating activities.

The total consideration for the fiscal 2018 acquisitions is not material or significant to the Company’s condensed consolidated financial statements and the related allocation to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocations to be material to the Company's consolidated financial statements. The operating results of the fiscal 2018 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2018 acquisitions included in the Condensed Consolidated Statement of Operations for the nine and three months ended July 31, 2018 is not material. Had the fiscal 2018 acquisitions been consummated as of November 1, 2016, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2018 and 2017 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2018	October 31, 2017
Accounts receivable	$252,885	$225,462
Less: Allowance for doubtful accounts	(3,559)	(3,006)
Accounts receivable, net	$249,326	$222,456

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

(in thousands)	July 31, 2018	October 31, 2017
Costs incurred on uncompleted contracts	$33,848	$29,491
Estimated earnings	16,565	19,902
	50,413	49,393
Less: Billings to date	(37,334)	(41,262)
	$13,079	$8,131
Included in the accompanying Condensed Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$14,649	$9,377
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(1,570)	(1,246)
	$13,079	$8,131

Index

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations for the nine and three months ended July 31, 2018 and 2017.

Inventories

(in thousands)	July 31, 2018	October 31, 2017
Finished products	$189,145	$173,559
Work in process	48,068	39,986
Materials, parts, assemblies and supplies	152,458	128,031
Contracts in process	2,171	2,415
Less: Billings to date	(54)	(363)
Inventories, net of valuation reserves	$391,788	$343,628

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

(in thousands)	July 31, 2018	October 31, 2017
Land	$5,875	$5,435
Buildings and improvements	101,128	91,916
Machinery, equipment and tooling	222,502	191,298
Construction in progress	5,569	5,553
	335,074	294,202
Less: Accumulated depreciation and amortization	(180,460)	(164,319)
Property, plant and equipment, net	$154,614	$129,883

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $15.1 million as of July 31, 2018 and $12.9 million as of October 31, 2017. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2018 and 2017 was $7.7 million and $8.1 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2018 and 2017 was $2.5 million and $2.7 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2018 and 2017 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
R&D expenses	$40,680	$33,889	$14,020	$11,420

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

	July 31, 2018	October 31, 2017
Redeemable at fair value	$84,604	$82,128
Redeemable based on a multiple of future earnings	48,995	48,995
Redeemable noncontrolling interests	$133,599	$131,123

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

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2018 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2017	($9,533)	($1,023)	($10,556)
Unrealized gain	1,137	221	1,358
Amortization of unrealized loss	—	11	11
Balances as of July 31, 2018	($8,396)	($791)	($9,187)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2018 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2017	$388,606	$692,700	$1,081,306
Goodwill acquired	—	22,831	22,831
Adjustments to goodwill	972	(3,091)	(2,119)
Foreign currency translation adjustments	270	64	334
Balances as of July 31, 2018	$389,848	$712,504	$1,102,352

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

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2018			As of October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$381,090	($134,855)	$246,235	$379,966	($117,069)	$262,897
Intellectual property	184,626	(52,757)	131,869	181,811	(44,861)	136,950
Licenses	6,559	(3,375)	3,184	6,559	(2,928)	3,631
Patents	932	(600)	332	870	(551)	319
Non-compete agreements	815	(815)	—	817	(817)	—
Trade names	466	(148)	318	466	(118)	348
	574,488	(192,550)	381,938	570,489	(166,344)	404,145
Non-Amortizing Assets:
Trade names	134,516	—	134,516	133,936	—	133,936
	$709,004	($192,550)	$516,454	$704,425	($166,344)	$538,081

The increase in the gross carrying amount of customer relationships, intellectual property and non-amortizing trade names as of July 31, 2018 compared to October 31, 2017 principally relates to such intangible assets recognized in connection with the fiscal 2018 acquisitions (see Note 2, Acquisitions). The weighted-average amortization period of the customer relationships and intellectual property acquired during fiscal 2018 is 7 and 10 years, respectively.

Index

Amortization expense related to intangible assets for the nine months ended July 31, 2018 and 2017 was $37.5 million and $28.2 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2018 and 2017 was $12.7 million and $9.9 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2018 is estimated to be $12.5 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $48.7 million in fiscal 2019, $45.8 million in fiscal 2020, $43.0 million in fiscal 2021, $36.7 million in fiscal 2022, $31.7 million in fiscal 2023, and $163.5 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	July 31, 2018	October 31, 2017
Borrowings under revolving credit facility	$614,000	$671,000
Capital leases and note payable	9,818	2,979
	623,818	673,979
Less: Current maturities of long-term debt	(929)	(451)
	$622,889	$673,528

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of July 31, 2018 and October 31, 2017, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 3.2% and 2.4%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2018, the Company was in compliance with all such covenants.

The increase in capital leases and note payable as of July 31, 2018 compared to October 31, 2017 principally relates to a 14-year capital lease for a manufacturing facility that a subsidiary of HEICO Flight Support Corp. became party to during the third quarter of fiscal 2018.

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

Index

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

The Company’s effective tax rate in the first nine months of fiscal 2018 decreased to 17.9% from 29.8% in the first nine months of fiscal 2017. The decrease principally reflects the previously mentioned discrete tax benefit from the remeasurement of the Company’s U.S. federal net deferred tax liabilities and the net benefit of a lower federal statutory income tax rate, which were partially offset by the aforementioned one-time transition tax expense.

The Company's effective tax rate in the third quarter of fiscal 2018 decreased to 23.1% from 30.3% in the third quarter of fiscal 2017. The decrease principally reflects the previously mentioned net benefit of a lower federal statutory income tax rate.

Index

7.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$131,170	$—	$131,170
Money market funds	2,092	—	—	2,092
Equity securities	3,406	—	—	3,406
Mutual funds	1,616	—	—	1,616
Other	1,363	—	—	1,363
Total assets	$8,477	$131,170	$—	$139,647

Liabilities:
Contingent consideration	$—	$—	$18,565	$18,565

	As of October 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$113,220	$—	$113,220
Money market funds	3,972	—	—	3,972
Equity securities	2,895	—	—	2,895
Mutual funds	1,541	—	—	1,541
Other	1,246	—	—	1,246
Total assets	$9,654	$113,220	$—	$122,874

Liabilities:
Contingent consideration	$—	$—	$27,573	$27,573

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the "LCP") principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and

Index

classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $139.6 million as of July 31, 2018 and $122.9 million as of October 31, 2017, of which the LCP related assets were $133.2 million and $117.2 million as of July 31, 2018 and October 31, 2017, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $138.5 million as of July 31, 2018 and $121.7 million as of October 31, 2017, of which the LCP related liability was $132.1 million and $116.0 million as of July 31, 2018 and October 31, 2017, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet certain earnings objectives during the first six years following the acquisition. As of July 31, 2018, the estimated fair value of the contingent consideration was $13.9 million.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $1.7 million in aggregate during the first four years following the first anniversary of the acquisition. As of October 31, 2017, the estimated fair value of the contingent consideration was $1.4 million. During fiscal 2018, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the second year following the acquisition. As of July 31, 2018, the estimated fair value of the remaining contingent consideration was $1.2 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year, or €12.2 million in aggregate, should the acquired entity meet certain earnings objectives during each of the first two years following the second anniversary of the acquisition. During the third quarter of fiscal 2018, the Company paid €4.4 million, or $5.1 million, of contingent consideration based on the actual earnings of the acquired entity during the third year following the acquisition. As of July 31, 2018, the estimated fair value of the remaining contingent consideration was €3.0 million, or $3.5 million, as compared to €10.8 million, or $12.6 million, as of October 31, 2017. The decrease in the fair value of the contingent consideration is principally attributable to the payment made in the third quarter of fiscal 2018 which was based on lower actual than anticipated earnings as well as revised earnings estimates for the final year of the earnout period that reflect less favorable projected market conditions.

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

Index

earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's condensed consolidated statements of operations.

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of July 31, 2018 were as follows:

	Fiscal 2017 Acquisition			Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(4%)	-	7%	4%	-	12%	8%	-	11%
Weighted average discount rate	6.1%			5.0%			.9%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2018 are as follows (in thousands):

Balance as of October 31, 2017	$27,573
Payment of contingent consideration	(5,425)
Decrease in accrued contingent consideration, net	(3,789)
Foreign currency transaction adjustments	206
Balance as of July 31, 2018	$18,565

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$3,886
Other long-term liabilities	14,679
$18,565

The Company recorded the decrease in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2018.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2018 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

8.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Numerator:
Net income attributable to HEICO	$191,856	$132,311	$67,086	$45,698

Denominator:
Weighted average common shares outstanding - basic	132,422	131,618	132,794	131,786
Effect of dilutive stock options	4,148	3,764	3,939	3,985
Weighted average common shares outstanding - diluted	136,570	135,382	136,733	135,771

Net income per share attributable to HEICO shareholders:
Basic	$1.45	$1.01	$.51	$.35
Diluted	$1.40	$.98	$.49	$.34

Anti-dilutive stock options excluded	547	697	410	1,104

Index

9.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2018 and 2017, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2018:
Net sales	$807,683	$510,750	($17,596)	$1,300,837
Depreciation	9,819	6,841	439	17,099
Amortization	14,729	24,858	837	40,424
Operating income	152,069	147,371	(26,892)	272,548
Capital expenditures	9,710	6,922	19,266	35,898

Nine months ended July 31, 2017:
Net sales	$710,676	$405,194	($12,281)	$1,103,589
Depreciation	9,654	6,304	160	16,118
Amortization	13,088	17,158	548	30,794
Operating income	132,771	106,453	(22,010)	217,214
Capital expenditures	12,305	7,920	220	20,445

Three months ended July 31, 2018:
Net sales	$285,126	$186,370	($5,671)	$465,825
Depreciation	3,237	2,257	253	5,747
Amortization	4,850	8,591	246	13,687
Operating income	54,712	56,021	(9,310)	101,423
Capital expenditures	3,504	2,937	—	6,441

Three months ended July 31, 2017:
Net sales	$257,966	$137,860	($4,326)	$391,500
Depreciation	3,378	2,168	54	5,600
Amortization	4,885	5,722	204	10,811
Operating income	46,664	38,543	(9,085)	76,122
Capital expenditures	3,745	3,086	76	6,907

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment as of July 31, 2018 and October 31, 2017 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2018	$1,078,657	$1,396,692	$179,490	$2,654,839
Total assets as of October 31, 2017	1,042,925	1,339,363	130,143	2,512,431

10. COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 31, 2018, the Company has arranged for standby letters of credit aggregating $4.5 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the nine months ended July 31, 2018 and 2017, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2018	2017
Balances as of beginning of fiscal year	$2,921	$3,351
Accruals for warranties	2,132	1,476
Acquired warranty liabilities	300	—
Warranty claims settled	(2,084)	(1,825)
Balances as of July 31	$3,269	$3,002

Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Index

11. SUBSEQUENT EVENT
In August 2018, the Company, through a subsidiary of HEICO Flight Support Corp., acquired 100% of the business and assets of Optical Display Engineering ("ODE"). ODE is a Federal Aviation Administration ("FAA")-authorized Part 145 Repair Station focusing on the repair of LCD screens and display modules for aviation displays used in civilian and military aircraft. ODE also holds FAA-Parts Manufacturer Approval authority to supply products that it repairs. The purchase price of this acquisition was paid in cash, principally using cash provided by operating activities and the total consideration for the acquisition is not material or significant to the Company’s condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2017. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2018.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the nine months ended July 31, 2018 have been affected by the Tax Cuts and Jobs Act as further detailed within Income Tax Expense of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report for the period ended July 31, 2018. Further, our results of operation for the nine and three months ended July 31, 2018 have been effected by the fiscal 2017 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2017 and by the fiscal 2018 acquisitions as further detailed in Note 2, acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

All share and per share information has been adjusted retrospectively to reflect 5-for-4 stock splits effected in January 2018 and June 2018. See Note 1, Summary of Significant Accounting Policies – Stock Splits, of the Notes to Condensed Consolidated Financial Statements for additional information regarding the stock splits.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Net sales	$1,300,837	$1,103,589	$465,825	$391,500
Cost of sales	796,580	688,893	284,216	242,603
Selling, general and administrative expenses	231,709	197,482	80,186	72,775
Total operating costs and expenses	1,028,289	886,375	364,402	315,378
Operating income	$272,548	$217,214	$101,423	$76,122

Net sales by segment:
Flight Support Group	$807,683	$710,676	$285,126	$257,966
Electronic Technologies Group	510,750	405,194	186,370	137,860
Intersegment sales	(17,596)	(12,281)	(5,671)	(4,326)
	$1,300,837	$1,103,589	$465,825	$391,500

Operating income by segment:
Flight Support Group	$152,069	$132,771	$54,712	$46,664
Electronic Technologies Group	147,371	106,453	56,021	38,543
Other, primarily corporate	(26,892)	(22,010)	(9,310)	(9,085)
	$272,548	$217,214	$101,423	$76,122

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.8%	37.6%	39.0%	38.0%
Selling, general and administrative expenses	17.8%	17.9%	17.2%	18.6%
Operating income	21.0%	19.7%	21.8%	19.4%
Interest expense	1.1%	.6%	1.1%	.6%
Other (expense) income	—%	.1%	—%	.1%
Income tax expense	3.5%	5.7%	4.8%	5.7%
Net income attributable to noncontrolling interests	1.5%	1.5%	1.5%	1.5%
Net income attributable to HEICO	14.7%	12.0%	14.4%	11.7%

Index

Comparison of First Nine Months of Fiscal 2018 to First Nine Months of Fiscal 2017

Net Sales

Our consolidated net sales in the first nine months of fiscal 2018 increased by 18% to a record $1,300.8 million, up from net sales of $1,103.6 million in the first nine months of fiscal 2017. The increase in consolidated net sales principally reflects an increase of $105.6 million (a 26% increase) to a record $510.8 million in net sales within the ETG as well as an increase of $97.0 million (a 14% increase) to a record $807.7 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $70.3 million contributed by our fiscal 2017 and 2018 acquisitions as well as organic growth of 8%. The ETG's organic growth principally reflects increased demand for certain defense products resulting in a net sales increase of $32.8 million. The net sales increase in the FSG reflects net sales of $52.2 million contributed by our fiscal 2017 acquisitions as well as organic growth of 6%. The FSG's organic growth reflects increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines as well as within our specialty products product line resulting in net sales increases of $25.0 million, $13.4 million and $6.3 million respectively. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first nine months of fiscal 2018.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 38.8% in the first nine months of fiscal 2018, up from 37.6% in the first nine months of fiscal 2017, reflecting an increase of 2.3% in the ETG's gross profit margin. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for certain of our defense products partially offset by a less favorable product mix for certain of our space and other electronics products. Total new product research and development expenses included within our consolidated cost of sales were $40.7 million in the first nine months of fiscal 2018, up from$33.9 million in the first nine months of fiscal 2017.

Our consolidated selling, general and administrative (“SG&A”) expenses were $231.7 million and $197.5 million in the first nine months of fiscal 2018 and 2017, respectively. The increase in consolidated SG&A expenses principally reflects $21.6 million attributable to fiscal 2017 and 2018 acquisitions and $9.4 million of higher performance-based compensation expense. Our consolidated SG&A expenses as a percentage of net sales decreased slightly to 17.8% in the first nine months of fiscal 2018 from 17.9% in the first nine months of fiscal 2017.

Operating Income

Our consolidated operating income increased by 25% to a record $272.5 million in the first nine months of fiscal 2018, up from $217.2 million in the first nine months of fiscal 2017. The increase in consolidated operating income principally reflects a $40.9 million increase (a 38% increase) to a record $147.4 million in operating income of the ETG as well as a $19.3 million increase (a 15% increase) to a record $152.1 million in operating income of the FSG.

Index

The increase in operating income of the ETG is principally attributable to the previously mentioned net sales growth and improved gross profit margin. The increase in operating income of the FSG is principally attributable to the previously mentioned net sales growth. Additionally, our corporate expenses increased by $4.0 million due mainly to a $3.5 million increase in performance-based compensation expense.

As a percentage of net sales, our consolidated operating income increased to 21.0% in the first nine months of fiscal 2018, up from 19.7% in the first nine months of fiscal 2017. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 28.9% in the first nine months of fiscal 2018, up from 26.3% in the first nine months of fiscal 2017 as well as an increase in the FSG’s operating income as a percentage of net sales to 18.8% in the first nine months of fiscal 2018, up slightly from 18.7% in the first nine months of fiscal 2017. The increase in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin.

Interest Expense

Interest expense increased to $14.8 million in the first nine months of fiscal 2018, up from $6.4 million in the first nine months of fiscal 2017. The increase was principally due to higher interest rates as well as a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2017 acquisitions.

Other (Expense) Income

Other (expense) income in the first nine months of fiscal 2018 and 2017 was not material.

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

Index

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
Our effective tax rate in the first nine months of fiscal 2018 decreased to 17.9% from 29.8% in the first nine months of fiscal 2017. The decrease principally reflects the previously mentioned discrete tax benefit from the remeasurement of our U.S. federal net deferred tax liabilities and the net benefit of a lower federal statutory income tax rate, which were partially offset by the aforementioned one-time transition tax expense.
Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $19.7 million in the first nine months of fiscal 2018 as compared to $16.3 million in the first nine months of fiscal 2017. The increase in the first nine months of fiscal 2018 principally reflects the impact of the Tax Act as well as improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $191.9 million, or $1.40 per diluted share, in the first nine months of fiscal 2018, up from $132.3 million, or $.98 per diluted share, in the first nine months of fiscal 2017 principally reflecting the previously mentioned increased net sales and operating income and decrease in our effective tax rate.

Index

Comparison of Third Quarter of Fiscal 2018 to Third Quarter of Fiscal 2017

Net Sales

Our consolidated net sales in the third quarter of fiscal 2018 increased by 19% to a record $465.8 million, up from net sales of $391.5 million in the third quarter of fiscal 2017. The increase in consolidated net sales principally reflects an increase of $48.5 million (a 35% increase) to a record $186.4 million in net sales within the ETG as well as an increase of $27.2 million (an 11% increase) to a record $285.1 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $25.2 million contributed by our fiscal 2017 and 2018 acquisitions as well as organic growth of 16%. The ETG's organic growth principally reflects increased demand for certain defense products resulting in a net sales increase of $25.8 million partially offset by lower demand for certain space products resulting in a net sales decrease of $2.9 million. The net sales increase in the FSG is attributable to organic growth of 10% as well as net sales of $1.6 million contributed by a fiscal 2017 acquisition. The FSG's organic growth reflects increased demand and new product offerings within our aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines, resulting in net sales increases of $12.9 million, $7.3 million and $5.3 million, respectively. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the third quarter of fiscal 2018.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 39.0% in the third quarter of fiscal 2018, up from 38.0% in the third quarter of fiscal 2017, principally reflecting an increase of 1.6% in the ETG's gross profit margin, partially offset by a decrease of .4% in the FSG's gross profit margin. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for certain defense products partially offset by a less favorable product mix for certain space and other electronics products. The decrease in the FSG’s gross profit margin principally reflects a less favorable product mix within our aftermarket replacement parts and repair and overhaul parts and services product lines partially offset by increased net sales and a more favorable product mix within our specialty products product line. Total new product research and development expenses included within our consolidated cost of sales were $14.0 million in the third quarter of fiscal 2018, up from $11.4 million in the third quarter of fiscal 2017.

Our consolidated SG&A expenses increased to $80.2 million in the third quarter of fiscal 2018, up from $72.8 million in the third quarter of fiscal 2017. The increase in consolidated SG&A expenses mainly reflects $4.6 million of higher performance-based compensation expense and $4.2 million attributable to the fiscal 2017 and 2018 acquisitions, partially offset by a $2.3 million impact attributable to changes in the estimated fair value of accrued contingent consideration associated with a prior year acquisition, inclusive of foreign currency transaction adjustments.

Index

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.2% in the third quarter of fiscal 2018, down from 18.6% in the third quarter of fiscal 2017. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the benefit of our growth in net sales on relatively consistent period-over-period SG&A expenses as well as a .5% impact from the previously mentioned changes in accrued contingent consideration.

Operating Income

Our consolidated operating income increased by 33% to a record $101.4 million in the third quarter of fiscal 2018, up from $76.1 million in the third quarter of fiscal 2017. The increase in consolidated operating income principally reflects a $17.5 million increase (a 45% increase) to a record $56.0 million in operating income of the ETG as well as an $8.0 million increase (a 17% increase) to a record $54.7 million in operating income of the FSG. The increase in operating income of the ETG is principally attributable to the previously mentioned net sales growth, improved gross profit margin, and SG&A efficiencies. The increase in operating income of the FSG mainly reflects the previously mentioned net sales growth, changes in the estimated fair value of accrued contingent consideration, and SG&A efficiencies, partially offset by the previously mentioned decrease in gross profit margin.

As a percentage of net sales, our consolidated operating income increased to 21.8% in the third quarter of fiscal 2018, up from 19.4% in the third quarter of fiscal 2017. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 30.1% in the third quarter of fiscal 2018, up from 28.0% in the third quarter of fiscal 2017 as well as an increase in the FSG's operating income as a percentage of net sales to 19.2% in the third quarter of fiscal 2018, up from 18.1% in the third quarter of fiscal 2017. The increase in the ETG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and SG&A efficiencies. The increase in the FSG’s operating income as a percentage of net sales principally reflects a .9% impact from the previously mentioned changes in the estimated fair value of accrued contingent consideration and SG&A efficiencies, partially offset by the previously mentioned decrease in gross profit margin.

Interest Expense

Interest expense increased to $5.2 million in the third quarter of fiscal 2018, up from $2.4 million in the third quarter of fiscal 2017. The increase was principally due to higher interest rates as well as a higher weighted average balance outstanding under our revolving credit facility associated with our fiscal 2017 acquisitions.

Other (Expense) Income

Other (expense) income in the third quarter of fiscal 2018 and 2017 was not material.

Index

Income Tax Expense

Our effective tax rate in the third quarter of fiscal 2018 decreased to 23.1% from 30.3% in the third quarter of fiscal 2017. The decrease principally reflects the net benefit of a lower federal statutory income tax rate as a result of the Tax Act.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $6.8 million in the third quarter of fiscal 2018 compared to $5.8 million in the third quarter of fiscal 2017. The increase in the third quarter of fiscal 2018 principally reflects the impact of the Tax Act as well as improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $67.1 million, or $.49 per diluted share, in the third quarter of fiscal 2018 from $45.7 million, or $.34 per diluted share, in the third quarter of fiscal 2017 principally reflecting the previously mentioned increased net sales and operating income and decrease in our effective tax rate.

Outlook

As we look ahead to the remainder of fiscal 2018, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. Also, we will continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Based on our current economic visibility, we now estimate our consolidated fiscal 2018 year-over-year growth in net sales to be 15% - 16% and in net income to be 35% - 37%, as compared to our prior growth estimates in net sales of 13% - 14% and in net income of 33% - 35%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2018 are now anticipated to be approximately $45 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2018, we were in compliance with all such covenants. As of July 31, 2018, our total debt to shareholders’ equity ratio was 43.6%.

Index

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

Operating Activities

Net cash provided by operating activities was $204.7 million in the first nine months of fiscal 2018 and consisted primarily of net income from consolidated operations of $211.6 million, depreciation and amortization expense of $57.5 million (a non-cash item), and share-based compensation expense of $6.9 million (a non-cash item), partially offset by a $61.6 million increase in working capital and a deferred income tax benefit of $13.5 million (a non-cash item). The increase in working capital is inclusive of a $41.0 million increase in inventories to support the growth of our businesses and anticipated higher demand during the remainder of fiscal 2018 and a $26.3 million increase in accounts receivable reflecting the organic net sales growth in each of our operating segments as well as timing in the collections of accounts receivable. The deferred income tax benefit principally reflects the impact from the remeasurement of our U.S. federal net deferred tax liabilities as a result of the Tax Act.

Net cash provided by operating activities increased by $25.4 million in the first nine months of fiscal 2018 from $179.3 million in the first nine months of fiscal 2017. The increase is principally attributable to a $63.0 million increase in net income from consolidated operations partially offset by a $38.4 million increase in net working capital. The increase in net working capital mainly resulted from the aforementioned increases in inventories and accounts receivable, partially offset by decreases related to the timing of payments of trade accounts payable and accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities totaled $79.2 million in the first nine months of fiscal 2018 and related primarily to acquisitions of $40.6 million (net of cash acquired) as well as capital expenditures of $35.9 million. Further details regarding our fiscal 2018 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first nine months of fiscal 2018 totaled $111.3 million. During the first nine months of fiscal 2018, we made payments on our revolving credit facility aggregating $110.0 million, redeemed common stock related to stock option exercises

Index

aggregating $24.9 million, paid $15.4 million in cash dividends on our common stock and made distributions to noncontrolling interests aggregating $7.1 million. Additionally, we borrowed $53.0 million on our revolving credit facility principally for tax payments, to fund a fiscal 2018 acquisition and for capital expenditures.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2017.

Off-Balance Sheet Arrangements

Guarantees

As of July 31, 2018, we have arranged for standby letters of credit aggregating $4.5 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

We are in the process of assessing the overall impact of adopting ASU 2014-09. Based on the work completed to date, we foresee two types of contracts for which ASU 2014-09 will impact the timing of revenue recognition. For certain contracts under which we produce products with no alternative use and for which we have an enforceable right to payment during the production cycle and for certain other contracts under which we create or enhance customer-owned assets while performing repair and overhaul services, ASU 2014-09 will require us to recognize revenue using an over time recognition model as opposed to our current policy of recognizing revenue at the time of shipment. For impacted customer contracts, the adoption of ASU 2014-09 will accelerate revenue recognition and the associated cost of sales. We are

Index

continuing to quantify the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020 for HEICO. Early adoption is permitted. ASU 2016-02, as amended, provides certain optional transition relief and shall be applied ether at the beginning of the earliest comparative period presented in the year of adoption using a modified retrospective transition approach or by recognizing a cumulative effect adjustment at the date of adoption. We are currently evaluating the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 6.    EXHIBITS

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certification of Chief Executive Officer. ***

32.2	Section 1350 Certification of Chief Financial Officer. ***

101.INS	The Instance Document Does Not Appear in the Interactive Data File Because its XBRL Tags Are Embedded Within the Inline XBRL Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Previously filed.

**	Filed herewith.
***    Furnished herewith.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	August 31, 2018	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)