Form 10-K
period 2018-10-31
HEICO CORP
filed 2018-12-20
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018 or

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,696,256,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2018 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 18, 2018

Common Stock, $.01 par value	53,355,169 shares
Class A Common Stock, $.01 par value	79,575,592 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index

HEICO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2018

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

Our business is comprised of two operating segments:

The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 62%, 63% and 64% of our net sales in fiscal 2018, 2017 and 2016, respectively.  The Flight Support Group uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs.  In addition, the Flight Support Group repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators; and manufactures thermal insulation products, complex composite assemblies and other component parts primarily for aerospace, defense, industrial and commercial applications.

The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 38%, 37% and 36% of our net sales in fiscal 2018, 2017 and 2016, respectively.  Through our Electronic Technologies Group, which derived approximately 65%, 64% and 65% of its net sales in fiscal 2018, 2017 and 2016, respectively, from the sale of products and services to United States ("U.S.") and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers, we design, manufacture and sell various types of electronic, microwave and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, electromagnetic interference and radio frequency interference shielding, high power capacitor

Index

charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, radio frequency ("RF") and microwave amplifiers, transmitters and receivers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems and test systems to almost any computer and high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses.

HEICO has continuously operated in the aerospace industry for over 60 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $1,777.7 million in fiscal 2018, representing a compound annual growth rate of approximately 16%.  During the same period, we improved our net income from $2.0 million to $259.2 million, representing a compound annual growth rate of approximately 19%.

Disciplined Acquisition Strategy

Acquisitions have been an important element of our growth strategy over the past twenty-eight years, supplementing our organic growth.  Since 1990, we have completed approximately 71 acquisitions complementing the niche segments of the aviation, defense, space, medical, telecommunications and electronics industries in which we operate.  We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence.  Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong cash flow and earnings potential, and are available at fair prices. See Note 2, Acquisitions, and Note 17, Subsequent Events, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

The Flight Support Group, headquartered in Hollywood, Florida, serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

Index

The Flight Support Group competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors.  Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines.  Other OEMs have been the sole source of replacement parts for their aircraft component parts.  While we believe that we currently supply approximately 2% of the market for jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of approximately 300 to 500 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year.  We have developed for our customers approximately 11,000 parts for which PMAs have been received from the FAA.

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

As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the Flight Support Group, which were approximately $.3 million in fiscal 1991, increased to approximately $21.3 million in fiscal 2018, $17.9 million in fiscal 2017 and $17.4 million in fiscal 2016.  We believe that our Flight Support Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and approximately 300 to 400 new DER-approved repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

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

Electronic Technologies Group

Our Electronic Technologies Group’s strategy is to design and manufacture highly-engineered, mission-critical subcomponents that must successfully operate in the harshest environments, for smaller, niche markets, but which are utilized in larger systems – systems like power, targeting, tracking, identification, simulation, testing, communications, lighting, surgical, medical imaging, baggage scanning, telecom and computer systems.  These systems are, in turn, often located on another platform, such as aircraft, rotorcraft, satellites, ships, spacecraft, land vehicles, handheld devices and other platforms.

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

Index

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

Index

hybrids, military commercial-off-the-shelf and custom designed and assembled products, have become the primary specified components of their kind on a generation of complex military, space and avionics equipment.

Underwater Locator Beacons and Emergency Locator Transmission Beacons.  The Electronic Technologies Group designs and manufactures Underwater Locator Beacons (“ULBs”) used to locate aircraft Cockpit Voice Recorders and Flight Data Recorders, marine ship Voyage Recorders and various other devices which have been submerged under water.  ULBs are required equipment on all U.S. FAA and European Aviation Safety Agency (“EASA”) approved Flight Data and Cockpit Voice Recorders used in aircraft and on similar systems utilized on large marine shipping vessels. The Electronic Technologies Group also design and manufactures Emergency Locator Transmission Beacons for the commercial aviation and defense markets. Upon activation, these safety-critical devices transmit a distress signal to alert search and rescue operations of the the aircraft's location.

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

Index

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

Nuclear Radiation Detectors. The Electronic Technologies Group designs and manufactures highly sensitive, reliable and easy-to-use nuclear radiation detectors for law enforcement, homeland security and military applications.

As part of our growth strategy, we have continued to invest in our research and development activities.  Research and development expenditures by the Electronic Technologies Group were $36.2 million in fiscal 2018, $28.6 million in fiscal 2017 and $27.3 million in fiscal 2016.  We believe that our Electronic Technologies Group’s research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic

Index

manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 20%, 18% and 21% of total net sales in fiscal 2018, 2017 and 2016, respectively.

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

Index

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

Backlog

Our total backlog of unshipped orders was $783 million as of October 31, 2018 as compared to $654 million as of October 31, 2017. The majority of our backlog of orders as of October 31, 2018 is expected to be delivered during fiscal 2019. The Electronic Technologies Group’s backlog of unshipped orders was $472 million as of October 31, 2018 as compared to $418 million as of October 31, 2017. The increase in the Electronic Technologies Group's backlog reflects increased orders at one of our businesses that designs and produces high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses and at a business that designs and produces mission-extending, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft as well as the backlogs of businesses acquired during fiscal 2018. The Flight Support Group’s backlog of unshipped orders was $311 million as of October 31, 2018 as compared to $236 million as of October 31, 2017.  This backlog excludes forecasted shipments for certain contracts of the Flight Support Group pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the Flight Support Group are typically short-lead in nature with many product orders being received within the month of shipment. The increase in the Flight Support Group's backlog principally reflects increased orders at one of our businesses that manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications and at a business that is a distributor and designer of FAA-approved hydraulic, pneumatic, mechanical and electro-mechanical components for the commercial, regional and general aviation markets. Additionally, the Flight Support Group’s increase reflects increased orders at one of our businesses that is a supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and at one of our businesses that is a provider of products and services necessary to maintain up-to-date F-16 fighter aircraft operational capabilities.

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

Employees

As of October 31, 2018, we had approximately 5,400 full-time and part-time employees including approximately 3,200 in the Flight Support Group and approximately 2,200 in the Electronic Technologies Group. None of our employees are represented by a U.S. domestic union.  Our management believes that we have good relations with our employees.

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

Index

Copies of the above referenced materials will be made available, free of charge, upon written request to the Corporate Secretary at HEICO Corporation, 3000 Taft Street, Hollywood, Florida 33021.

Executive Officers of the Registrant

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 18, 2018:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	80	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	53	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	51	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	72	Senior Executive Vice President	—
Carlos L. Macau, Jr.	51	Executive Vice President - Chief Financial Officer and Treasurer	—
Steven M. Walker	54	Chief Accounting Officer and Assistant Treasurer	—

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

Eric A. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries.  Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida, and a Member of the Board of Trustees and a Past Chairman of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Visitors of Columbia College in New York City.  Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Index

Victor H. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009.  Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since its formation in September 1996.  He served as our General Counsel from 1993 to 2008 and our Vice President from 1996 to 2001.  In addition, Mr. Mendelson was the Chief Operating Officer of our former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996.  Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO.  Mr. Mendelson is a former Director and Audit Committee member of NASDAQ-listed Terrapin 3 Acquisition Corp.  Mr. Mendelson is a Trustee of Columbia University in the City of New York, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Past President of the Board of Directors of the Florida Grand Opera.  Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

Thomas S. Irwin has served as our Senior Executive Vice President since June 2012; our Executive Vice President, Chief Financial Officer and Treasurer from September 1991 through May 2012; Senior Vice President and Treasurer from 1986 to 1991; and our Vice President and Treasurer from 1982 to 1986.  Mr. Irwin is a Certified Public Accountant.  He is a member of the American and North Carolina Institutes of Certified Public Accountants and a member of Financial Executives International.

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

In fiscal 2018, approximately 65% of the net sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components, and homeland security products.  A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to the risks associated with sales to foreign customers, which could harm our business.

We market our products and services to approximately 115 countries, with approximately 37% of our consolidated net sales in fiscal 2018 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

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

As a result of our acquisitions, goodwill and intangible assets represent a significant portion of our total assets. As of October 31, 2018 and 2017, goodwill and intangible assets, net of amortization, accounted for approximately 61% and 64% of our total assets, respectively. We test our goodwill and intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We may not realize the full value of our goodwill and intangible assets, and to the extent that impairment has occurred, we would be required to recognize the impaired portion of such assets in our earnings. An impairment of a significant portion of such assets could have a material adverse effect on our business, financial condition and results of operations.

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

Cyber security events or other disruptions of our information technology systems could adversely affect our business.

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

We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2018, our effective tax rate was 19.8%.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

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

Federal income tax reform could materially affect the tax aspects of our business and the industries in which we compete.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to existing tax law including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of the Company’s foreign subsidiaries. The Tax Act also contains additional provisions that will become effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income, a new deduction for Foreign-Derived Intangible Income, the repeal of the domestic production activity deduction and additional limitations on the deductibility of certain executive compensation.

The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation of regulations by the U.S. Treasury Department and Internal Revenue Service ("IRS"), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how the changes will be viewed by foreign governments.

Our analysis and interpretation of the Tax Act is preliminary and ongoing, and our implementation may include judgments and estimates that differ from the final IRS regulations. As such, to the extent that tax reforms, if any, have a negative effect on us or the industries we serve, these changes may have a material adverse effect on our business, financial condition and results of operations.

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

Index

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

As of December 18, 2018, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 20% of our outstanding Common Stock and approximately 5% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Index

Item 2.    PROPERTIES

We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate offices.  As of October 31, 2018, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

Flight Support Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (13 states)	755,000	260,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (6 states)	204,000	127,000	Repair and overhaul facilities
International facilities (11 countries) - China, France, Germany, India, Laos, Netherlands, Singapore, Spain, Thailand, United Arab Emirates and United Kingdom	124,000	173,000	Manufacturing, engineering and distribution facilities, and sales offices

Electronic Technologies Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (12 states)	678,000	309,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, South Korea and United Kingdom	70,000	51,000	Manufacturing and engineering facilities

Corporate

	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	7,000	Administrative offices

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

As of December 18, 2018, there were 321 holders of record of our Class A Common Stock and 317 holders of record of our Common Stock.

Performance Graphs

The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2013 through October 31, 2018.  The NYSE Composite Index measures the performance of all common stocks listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecraft used for defense purposes.  The total returns include the reinvestment of cash dividends.

Index

	Cumulative Total Return as of October 31,
	2013	2014	2015	2016	2017	2018
HEICO Common Stock	$100.00	$102.06	$95.14	$127.78	$214.86	$310.87
HEICO Class A Common Stock	100.00	118.71	113.67	156.66	249.02	341.51
NYSE Composite Index	100.00	108.35	104.51	104.72	123.29	121.96
Dow Jones U.S. Aerospace Index	100.00	102.56	107.40	114.15	170.64	205.05

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

Index

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994	1995
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41	$263.25
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68	186.32
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11	252.00

	1996	1997	1998	1999	2000	2001
HEICO Common Stock	$430.02	$1,008.31	$1,448.99	$1,051.61	$809.50	$1,045.86
NYSE Composite Index	225.37	289.55	326.98	376.40	400.81	328.78
Dow Jones U.S. Aerospace Index	341.65	376.36	378.66	295.99	418.32	333.32

	2002	2003	2004	2005	2006	2007
HEICO Common Stock	$670.39	$1,067.42	$1,366.57	$1,674.40	$2,846.48	$4,208.54
NYSE Composite Index	284.59	339.15	380.91	423.05	499.42	586.87
Dow Jones U.S. Aerospace Index	343.88	393.19	478.49	579.77	757.97	1,000.84

	2008	2009	2010	2011	2012	2013
HEICO Common Stock	$2,872.01	$2,984.13	$4,722.20	$6,557.88	$5,900.20	$10,457.14
NYSE Composite Index	344.96	383.57	427.61	430.46	467.91	569.69
Dow Jones U.S. Aerospace Index	602.66	678.00	926.75	995.11	1,070.15	1,645.24

	2014	2015	2016	2017	2018
HEICO Common Stock	$11,416.51	$10,776.88	$14,652.37	$23,994.03	$33,876.95
NYSE Composite Index	617.23	595.37	596.57	702.38	694.81
Dow Jones U.S. Aerospace Index	1,687.41	1,766.94	1,878.10	2,807.42	3,373.52

Index

Issuer Purchases of Equity Securities

There were no purchases of our equity securities during the fourth quarter of fiscal 2018.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2018.

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In July 2018, we paid our 80th consecutive semi-annual cash dividend since 1979 of $.06 per share, which represented a 7% increase over the prior semi-annual cash dividend of $.056 per share paid in January 2018. Additionally, our 79th consecutive semi-annual cash dividend paid in January 2018 represented a 9% increase over the $.051 per share semi-annual cash dividend paid in July 2017. In December 2018, our Board of Directors declared a regular semi-annual cash dividend of $.07 per share payable in January 2019. This cash dividend represents a 17% increase over the prior semi-annual per share amount of $.06.

Our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Index

Item 6.    SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2018		2017		2016		2015	2014
	(in thousands, except per share data)
Operating Data:
Net sales	$1,777,721		$1,524,813		$1,376,258		$1,188,648	$1,132,311
Gross profit	690,715		574,725		515,492		434,179	398,312
Selling, general and administrative expenses	314,470		268,067		250,147		204,523	194,924
Operating income	376,245		306,658		265,345	(5)	229,656	203,388	(6)
Interest expense	19,901		9,790		8,272		4,626	5,441
Other (expense) income	(58)		1,092		(23)		(66)	625
Net income attributable to HEICO	259,233	(3)	185,985	(4)	156,192	(5)	133,364	121,293	(6)

Weighted average number of common shares outstanding: (2)
Basic	132,543		131,703		130,948		130,351	129,811
Diluted	136,696		135,588		133,145		132,444	131,744

Per Share Data: (2)
Net income per share attributable to HEICO shareholders:
Basic	$1.96	(3)	$1.41	(4)	$1.19	(5)	$1.02	$0.93	(6)
Diluted	1.90	(3)	1.37	(4)	1.17	(5)	1.01	0.92	(6)
Cash dividends per share	.116		.097		.082		.072	.241

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$59,599		$52,066		$42,955		$33,603	$20,229
Total assets	2,653,396		2,512,431		1,998,412		1,700,857	1,454,729
Total debt (including current portion)	532,470		673,979		458,225		367,598	329,109
Redeemable noncontrolling interests	132,046		131,123		99,512		91,282	39,966
Total shareholders’ equity	1,503,008		1,248,292		1,047,705		893,271	774,619
__________________

(1)	Results include the results of acquisitions from each respective effective date. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)	All share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in June 2018, January 2018 and April 2017.

(3)
During fiscal 2018, the United States ("U.S.") government enacted significant changes to existing tax law resulting in HEICO recording a discrete tax benefit from remeasuring its U.S. federal net deferred tax liabilities that was partially offset by a provisional discrete tax expense related to a one-time transition tax on the unremitted earnings of HEICO's foreign subsidiaries. The net impact of these amounts increased net income attributable to HEICO by $12.1 million, or $.09 per basic and diluted share. See Note 6, Income Taxes, of the Notes to Consolidated Financial Statements for more information.

Index

(4)
During fiscal 2017, we adopted Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," resulting in the recognition of a $3.1 million discrete income tax benefit and a 1,220,000 increase in our weighted average number of diluted common shares outstanding, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million, or $.02 per basic and $.01 per diluted share.

(5)
Includes $3.1 million of acquisition costs incurred in connection with a fiscal 2016 acquisition within the Electronic Technologies Group ("ETG"). These expenses, net of tax, decreased net income attributable to HEICO by $2.0 million, or $.02 per basic and $.01 per diluted share.

(6)
Operating income was increased by a $28.1 million reduction in accrued contingent consideration related to a fiscal 2013 and a fiscal 2012 acquisition within the ETG, partially offset by $15.0 million in impairment losses related to the write-down of certain intangible assets of the fiscal 2013 and fiscal 2012 acquisitions to their estimated fair values as well as lower than expected operating income at the fiscal 2013 acquired business, which in aggregate increased net income attributable to HEICO by $10.2 million, or $.08 per basic and diluted share. The reduction in accrued contingent consideration and $13.1 million of the impairment losses were recorded as a component of selling, general and administrative expenses, while the remaining impairment losses of $1.9 million were recorded as a component of cost of sales.

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

The Electronic Technologies Group consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•
Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices and High Voltage Advanced Power Electronics.  The Electronic Technologies Group designs, manufactures and sells various types of electronic, microwave and electro-optical equipment and components, including power supplies, laser rangefinder receivers, infrared simulation, calibration and testing equipment; power conversion products serving the high-reliability military, space and commercial avionics end-markets; underwater locator beacons used to locate data and voice recorders utilized on aircraft and marine vessels; emergency locator beacons utilized on commercial and military aircraft; electromagnetic interference shielding for commercial and military aircraft operators, electronics companies and telecommunication equipment suppliers; traveling wave tube amplifiers and microwave power modules used in radar, electronic warfare and on-board jamming and countermeasure systems; advanced high-technology interface products that link devices such as telemetry receivers, digital cameras, high resolution scanners, simulation systems

Index

and test systems to computers; high voltage energy generators, high voltage interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets; high voltage power supplies found in satellite communications, CT scanners and in medical and industrial x-ray systems; three-dimensional microelectronic and stacked memory products that are principally integrated into larger subsystems equipping satellites and spacecraft; harsh environment connectivity products and custom molded cable assemblies; radio frequency (RF) and microwave amplifiers, transmitters and receivers used to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems; communications and electronic intercept receivers and tuners for military and intelligence applications; wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market; microwave modules, units and integrated sub-systems for commercial and military satellites; crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft; nuclear radiation detectors for law enforcement, homeland security and military applications; and high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses.

Our results of operations during each of the past three fiscal years have been affected by a number of transactions.  This discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein. All applicable share and per share information has been adjusted retrospectively to reflect the 5-for-4 stock splits effected in June 2018, January 2018 and April 2017. See Note 1, Summary of Significant Accounting Policies - Stock Splits, of the Notes to Consolidated Financial Statements for additional information regarding these stock splits. For further information regarding the acquisitions discussed below, see Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.  Each acquisition was included in our results of operations from the effective acquisition date. Additionally, our results of operations in fiscal 2018 have been affected by the Tax Cuts and Jobs Acts as further detailed in "Comparison of Fiscal 2018 to Fiscal 2017 - Income Tax Expense, " which follows within this Item 7.

In September 2018, we, through a subsidiary of HEICO Electronic, obtained control over 53.1% of the equity interests of SST Components, Inc. (“SST”). SST manufactures discrete semiconductor components, tests electronic components, and custom assembles a wide variety of prototype and off the shelf components into desired package styles for military, space and commercial uses. The purchase price of this acquisition was paid using cash provided by operating activities.

In August 2018, we acquired, through a subsidiary of HEICO Flight Support Corp., all of the business and assets of Optical Display Engineering ("ODE"). ODE is a Federal Aviation Administration ("FAA")-authorized Part 145 Repair Station focusing on the repair of LCD screens and display modules for aviation displays used in civilian and military aircraft. ODE also holds FAA-Parts Manufacturer Approval authority to supply products that it repairs. The

Index

purchase price of this acquisition was paid in cash, principally using cash provided by operating activities.

In April 2018, we acquired, through a subsidiary of HEICO Electronic, all of the assets and business of the Emergency Locator Transmitter Beacon product line ("ELT Product Line") of Instrumar Limited. The ELT Product Line designs and manufactures Emergency Locator Transmitter Beacons for the commercial aviation and defense markets, that upon activation, transmit a distress signal to alert search and rescue operations of the aircraft's location. The purchase price of this acquisition was paid using cash provided by operating activities.

In February 2018, we acquired, through a subsidiary of HEICO Electronic, 85% of the assets and business of Sensor Technology Engineering, Inc. ("Sensor Technology"). Sensor Technology designs and manufactures sophisticated nuclear radiation detectors for law enforcement, homeland security and military applications. The remaining 15% continues to be owned by certain members of Sensor Technology's management team.

In November 2017, we acquired, through a subsidiary of HEICO Electronic, all of the stock of Interface Displays & Controls, Inc. ("IDC"). IDC designs and manufactures electronic products for aviation, marine, military fighting vehicles, and embedded computing markets. The purchase price of this acquisition was paid using cash provided by operating activities.

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

Index

aircraft cockpit voice recorders, flight data recorders, marine ship voyage recorders and other devices which have been submerged under water. The purchase price of this acquisition was paid using cash provided by operating activities.

Unless otherwise noted, the purchase price of each of the above referenced acquisitions was paid in cash, principally using proceeds from our revolving credit facility. The aggregate amount paid in cash for acquisitions was $59.8 million, $418.3 million and $263.8 million in fiscal 2018, 2017 and 2016, respectively.

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

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers costs incurred to be the best available measure of progress on these contracts.  Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Revisions in cost estimates may be caused by factors such as the price or availability of raw materials and component parts or variations in the amount of labor required and/or the materials necessary to meet customer specifications and requirements. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The percentage of our net sales recognized under the percentage-of-completion method was approximately 2%, 3% and 3% in fiscal 2018, 2017 and 2016, respectively.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material or significant effect on net income or net income per share in fiscal 2018, 2017 and 2016.

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

Index

inventories, if any, and any remaining amount is included in accrued expenses and other current liabilities.

Effective as of the beginning of the first quarter of fiscal 2019, we will adopt Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which will impact the timing of revenue recognition for two types of our customer contracts. See “New Accounting Pronouncements,” which follows within this Item 7, for additional information.

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

Valuation of Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out or the average cost basis.  Losses, if any, are recognized fully in the period when identified.

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

Index

As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of HEICO. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded to selling, general and administrative ("SG&A") expenses within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2018, 2017 and 2016, $20.9 million, $27.6 million and $18.9 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2018, 2017 and 2016, such fair value measurement adjustments resulted in net (decreases) increases to SG&A expenses of ($1.4) million, $1.1 million and $3.1 million, respectively. For further information regarding our contingent consideration arrangements, see Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2018, 2017 and 2016, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2018 significantly exceeded its carrying value.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected

Index

future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible asset impairment tests conducted, we did not recognize any impairment losses in fiscal 2018, 2017 and 2016.

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2018	2017	2016
Net sales	$1,777,721	$1,524,813	$1,376,258
Cost of sales	1,087,006	950,088	860,766
Selling, general and administrative expenses	314,470	268,067	250,147
Total operating costs and expenses	1,401,476	1,218,155	1,110,913
Operating income	$376,245	$306,658	$265,345

Net sales by segment:
Flight Support Group	$1,097,937	$967,540	$875,870
Electronic Technologies Group	701,827	574,261	511,272
Intersegment sales	(22,043)	(16,988)	(10,884)
	$1,777,721	$1,524,813	$1,376,258

Operating income by segment:
Flight Support Group	$206,623	$179,278	$163,427
Electronic Technologies Group	204,508	157,451	126,031
Other, primarily corporate	(34,886)	(30,071)	(24,113)
	$376,245	$306,658	$265,345

Net sales	100.0%	100.0%	100.0%
Gross profit	38.9%	37.7%	37.5%
Selling, general and administrative expenses	17.7%	17.6%	18.2%
Operating income	21.2%	20.1%	19.3%
Interest expense	1.1%	.6%	.6%
Other (expense) income	—%	.1%	—%
Income tax expense	4.0%	5.9%	5.9%
Net income attributable to noncontrolling interests	1.5%	1.4%	1.5%
Net income attributable to HEICO	14.6%	12.2%	11.3%

Index

Comparison of Fiscal 2018 to Fiscal 2017

Net Sales

Our consolidated net sales in fiscal 2018 increased by 17% to a record $1,777.7 million, up from net sales of $1,524.8 million in fiscal 2017. The increase in consolidated net sales principally reflects an increase of $127.6 million (a 22% increase) to a record $701.8 million in net sales within the ETG as well as an increase of $130.4 million (a 13% increase) to a record $1,097.9 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $88.3 million contributed by our fiscal 2017 and 2018 acquisitions as well as organic growth of 6%. The ETG's organic growth principally reflects increased demand for certain defense products resulting in a net sales increase of $30.9 million. The net sales increase in the FSG reflects organic growth of 8% as well as net sales of $53.1 million contributed by our fiscal 2017 and 2018 acquisitions. The FSG's organic growth reflects increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines as well as within our specialty products product line resulting in net sales increases of $48.0 million, $15.1 million and $14.2 million, respectively. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in fiscal 2018.

Our net sales in fiscal 2018 and 2017 by market consisted of approximately 53% in both periods from the commercial aviation industry, 35% and 34% from the defense and space industries, respectively, and 12% and 13%, respectively, from other industrial markets including electronics, medical and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 38.9% in fiscal 2018 as compared to 37.7% in fiscal 2017, principally reflecting an increase of 1.8% and .4% in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for certain of our defense products partially offset by a less favorable product mix for certain of our space products. The increase in the FSG's gross profit margin is principally attributable to the previously mentioned increase in net sales within our aftermarket replacement parts product line. Total new product research and development ("R&D") expenses included within our consolidated cost of sales increased to $57.5 million in fiscal 2018 compared to $46.5 million in fiscal 2017.

Our consolidated SG&A expenses were $314.5 million and $268.1 million in fiscal 2018 and 2017, respectively. Our consolidated SG&A expenses as a percentage of net sales were 17.7% in fiscal 2018 compared to 17.6% in fiscal 2017. The increase in consolidated SG&A expenses principally reflects $26.1 million attributable to the fiscal 2017 and fiscal 2018 acquisitions and $11.3 million of higher performance-based compensation expense.

Index

Operating Income

Our consolidated operating income increased by 23% to a record $376.2 million in fiscal 2018, up from $306.7 million in fiscal 2017. The increase in consolidated operating income principally reflects a $47.1 million increase (a 30% increase) to a record $204.5 million in operating income of the ETG as well as a $27.3 million increase (a 15% increase) to a record $206.6 million in operating income of the FSG. The increase in operating income of the ETG and FSG is principally attributable to the previously mentioned net sales growth and improved gross profit margins. Additionally, our corporate expenses increased by $3.9 million due mainly to a $2.8 million increase in performance-based compensation expense.

As a percentage of net sales, our consolidated operating income increased to 21.2% in fiscal 2018, up from 20.1% in fiscal 2017. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG’s operating income as a percentage of net sales to 29.1% in fiscal 2018, up from 27.4% in fiscal 2017 as well as an increase in the FSG’s operating income as a percentage of net sales to 18.8% in fiscal 2018, up from 18.5% in fiscal 2017. The increase in the ETG's and FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margins.

Interest Expense

Interest expense increased to $19.9 million in fiscal 2018 from $9.8 million in fiscal 2017. The increase in interest expense was principally due to higher interest rates as well as a higher weighted average balance outstanding under our revolving credit facility primarily associated with a late fiscal 2017 acquisition.

Other (Expense) Income

Other (expense) income in fiscal 2018 and 2017 was not material.

Income Tax Expense

On December 22, 2017, the United States (U.S.) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to existing tax law including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign subsidiaries. The Tax Act also contains additional provisions that will become effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and additional limitations on the deductibility of certain executive compensation. We have not yet determined the impact of the provisions of the Tax Act which do not become effective for HEICO until fiscal 2019, but do not anticipate these provisions to materially affect our consolidated results of operations, financial position or cash flows.

Index

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

As a result of the Tax Act, our effective federal statutory income tax rate in fiscal 2018 is a blended rate of 23.3%, which reflects the reduction in the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. Additionally, we remeasured our U.S. federal net deferred tax liabilities and recorded a discrete tax benefit of $16.5 million in fiscal 2018. Further, we recorded a provisional discrete tax expense of $4.4 million in fiscal 2018 related to a one-time transition tax on the unremitted earnings of our foreign subsidiaries. We intend to pay this tax over the eight-year period allowed for in the Tax Act.

Our effective tax rate in fiscal 2018 decreased to 19.8% from 30.3% in fiscal 2017. The decrease in our effective tax rate principally reflects the previously mentioned discrete tax benefit from the remeasurement of our U.S. federal net deferred tax liabilities and the net benefit of a lower federal statutory income tax rate, which were partially offset by the aforementioned one-time transition tax expense. Further, the decrease in our effective tax rate in fiscal 2018 was slightly moderated by an unfavorable impact from lower tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("HEICO LCP").

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $26.5 million in fiscal 2018 as compared to $21.7 million in fiscal 2017. The increase in net income attributable to noncontrolling interests in fiscal 2018 principally reflects the impact of the Tax Act as well as improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 39% to a record $259.2 million, or $1.90 per diluted share, in fiscal 2018, up from $186.0 million, or $1.37 per diluted share, in fiscal 2017, principally reflecting the previously mentioned increased net sales and operating income as well as the favorable impact of the Tax Act.

Index

Outlook

As we look ahead to fiscal 2019, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. During fiscal 2019, we will continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Overall, we are targeting growth in fiscal 2019 full year net sales and net income over fiscal 2018 levels. This outlook excludes the impact of additional acquired businesses, if any.

Comparison of Fiscal 2017 to Fiscal 2016

Net Sales

Our net sales in fiscal 2017 increased by 11% to a record $1,524.8 million, as compared to net sales of $1,376.3 million in fiscal 2016. The increase in consolidated net sales reflects an increase of $63.0 million (a 12% increase) to a record $574.3 million in net sales within the ETG as well as an increase of $91.7 million (a 10% increase) to a record $967.5 million in net sales within the FSG. The net sales increase in the ETG resulted from organic growth of 7% as well as net sales of $23.3 million contributed by our fiscal 2017 and 2016 acquisitions. The ETG's organic growth is mainly attributed to increased demand for our space, aerospace and other electronics products resulting in net sales increases of $14.7 million, $12.6 million and $9.3 million, respectively. The net sales increase in the FSG reflects net sales of $49.0 million contributed by our fiscal 2017 acquisitions as well as organic growth of 5%. The FSG's organic growth is principally attributed to increased demand and new product offerings within our aftermarket replacement parts and repair and overhaul parts and services product lines, resulting in net sales increases of $39.8 million and $19.1 million, respectively. These increases in the FSG were partially offset by $16.2 million of lower organic net sales from our specialty products product line principally related to certain aerospace, industrial and defense products. Sales price changes were not a significant contributing factor to the FSG and ETG net sales growth in fiscal 2017.

Our net sales in fiscal 2017 and 2016 by market consisted of approximately 53% and 52%, respectively, from the commercial aviation industry, 34% in both periods from the defense and space industries, and 13% and 14%, respectively, from other industrial markets including medical, electronics and telecommunications.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 37.7% in fiscal 2017 as compared to 37.5% in fiscal 2016, principally reflecting an increase of .9% in the ETG's gross profit margin, partially offset by a .3% decrease in the FSG's gross profit margin. The increase in the ETG's gross profit margin is principally attributed to increased net sales and a more favorable product mix for certain aerospace products. The decrease in the FSG's gross profit margin is attributed to the previously mentioned decrease in net sales and a less favorable product mix within our

Index

specialty products product line partially offset by increased net sales and a more favorable product mix within our aftermarket replacement parts and repair and overhaul parts and services product lines. Total new product R&D expenses included within our consolidated cost of sales increased to $46.5 million in fiscal 2017 compared to $44.7 million in fiscal 2016.

Our consolidated SG&A expenses were $268.1 million and $250.1 million in fiscal 2017 and 2016, respectively. The increase in consolidated SG&A expenses principally reflects $13.6 million attributable to the fiscal 2017 acquisitions, $4.3 million of higher performance-based compensation expense and a $2.9 million impact from foreign currency transaction adjustments on borrowings denominated in Euros under our revolving credit facility, partially offset by $3.1 million of acquisition costs recorded in fiscal 2016 associated with a fiscal 2016 acquisition.

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

Index

Interest Expense

Interest expense increased to $9.8 million in fiscal 2017 from $8.3 million in fiscal 2016. The increase in interest expense was principally due to higher interest rates partially offset by a lower weighted average balance outstanding under our revolving credit facility.

Other Income (Expense)

Other income (expense) in fiscal 2017 and 2016 was not material.

Income Tax Expense

Our effective tax rate in fiscal 2017 decreased to 30.3% from 31.5% in fiscal 2016. The decrease in our effective tax rate principally reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO LCP and a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," in the first quarter of fiscal 2017. These decreases in our effective tax rate were partially offset by the benefit recognized in fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax credit that resulted in the recognition of additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2015 and a less favorable benefit in fiscal 2017 from the foreign tax rate differential associated with the undistributed earnings of a fiscal 2015 acquisition.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $21.7 million in fiscal 2017 compared to $20.0 million in fiscal 2016. The increase in net income attributable to noncontrolling interests in fiscal 2017 reflects higher net income of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held, inclusive of a fiscal 2017 acquisition.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 19% to a record $186.0 million, or $1.37 per diluted share, in fiscal 2017, up from $156.2 million, or $1.17 per diluted share, in fiscal 2016, principally reflecting the previously mentioned increased net sales and operating income.

Inflation

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation.  The impact of such increases on net income attributable

Index

to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

Liquidity and Capital Resources

Our capitalization was as follows (in thousands):

	As of October 31,
	2018	2017
Total debt (including current portion)	$532,470	$673,979
Less: Cash and cash equivalents	(59,599)	(52,066)
Net debt (total debt less cash and cash equivalents)	472,871	621,913
Shareholders’ equity	1,503,008	1,248,292
Total capitalization (debt plus equity)	2,035,478	1,922,271
Net debt to shareholders' equity	31%	50%
Total debt to total capitalization	26%	35%

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2019 are anticipated to approximate $48 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

As of December 18, 2018, we had approximately $680 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $328.5 million in fiscal 2018 and consisted primarily of net income from consolidated operations of $285.7 million, depreciation and amortization expense of $77.2 million (a non-cash item) and net changes in other long-term liabilities and assets related to the HEICO LCP of $11.6 million (principally participant deferrals and employer contributions), partially offset by a $50.6 million increase in working capital. Net cash provided by operating activities increased by $40.2 million in fiscal 2018 from $288.3 million in fiscal 2017 (as adjusted for the adoption of Accounting Standard Update ("ASU") 2016-15, "Classification of Certain Cash Receipts and Cash Payments," see New Accounting Pronouncements below for additional information). The increase in net cash provided by operating activities in fiscal 2018 is principally due to a $78.0 million increase in net income from consolidated operations and a $12.4 million increase in depreciation and amortization expense (a non-cash item), partially offset by a $46.7 million increase in working capital. The $46.7 million increase in working capital is inclusive of a $31.4 million increase in accounts receivable reflecting the organic net sales growth in each of our operating segments as well as

Index

timing in the collections of accounts receivable, a $28.3 million increase in inventories to support the growth of our businesses and anticipated higher demand during fiscal 2019 and an $18.6 million decrease in income taxes payable principally reflecting a change in the timing of certain estimated tax payments due to Hurricane Irma, partially offset by an increase in accrued expenses and trade accounts payable of $31.3 million principally from a higher level of accrued performance based-compensation due to the improved operating results and the timing of payments and accruals for certain other items.

Net cash provided by operating activities was $288.3 million in fiscal 2017 and consisted primarily of net income from consolidated operations of $207.7 million, depreciation and amortization expense of $64.8 million (a non-cash item), and net changes in other long-term liabilities and assets related to the HEICO LCP of $12.8 million (principally participant deferrals and employer contributions). Net cash provided by operating activities increased by $28.6 million in fiscal 2017 from $259.7 million in fiscal 2016. The increase in net cash provided by operating activities in fiscal 2017 is principally due to a $31.5 million increase in net income from consolidated operations and a $4.5 million increase in depreciation and amortization expense (a non-cash item), partially offset by a $12.0 million increase in working capital. The $12.0 million increase in working capital is principally attributed to a $33.5 million decrease in accrued expenses and other current liabilities, which mainly reflects a decrease in deferred revenue attributed to billings in excess of costs and estimated earnings on fixed price contracts for which revenue is being recognized on the percentage-of-completion method and customer deposits received in connection with both manufacturing and repair and overhaul services, partially offset by an $18.8 million decrease in accounts receivable.

Net cash provided by operating activities was $259.7 million in fiscal 2016 and consisted primarily of net income from consolidated operations of $176.2 million, depreciation and amortization expense of $60.3 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO LCP of $10.8 million (principally participant deferrals and employer contributions) and a decrease in working capital of $8.1 million.

Investing Activities

Net cash used in investing activities during the three-year fiscal period ended October 31, 2018 primarily relates to several acquisitions aggregating $741.9 million, including $59.8 million in fiscal 2018, $418.3 million in fiscal 2017, and $263.8 million in fiscal 2016.  Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Capital expenditures aggregated $98.7 million over the last three fiscal years, primarily reflecting the expansion, replacement and betterment of existing production facilities and capabilities, which were generally funded using cash provided by operating activities. Upon adoption of ASU 2016-15, the Company now classifies investments related to the HEICO LCP as an investing activity (see New Accounting Pronouncements below). Such investments aggregated $35.4 million during the three-year fiscal period ended October 31, 2018 and were primarily invested in corporate-owned life insurance policies.

Index

Financing Activities

Net cash used in financing activities was $207.5 million in fiscal 2018 as compared to net cash provided by financing activities of $175.9 million in fiscal 2017 and $56.8 million in fiscal 2016. During the three-year fiscal period ended October 31, 2018, we borrowed an aggregate $720.0 million under our revolving credit facility including borrowings of $56.0 million in fiscal 2018, $404.0 million in fiscal 2017, and $260.0 million in fiscal 2016. The aforementioned borrowings were made principally to fund acquisitions. Further details on acquisitions may be found at the beginning of this Item 7 under the caption “Overview” and Note 2, Acquisitions, of the Notes to Consolidated Financial Statements. Payments on our revolving credit facility aggregated $564.9 million over the last three fiscal years, including $204.0 million in fiscal 2018, $190.9 million in fiscal 2017, and $170.0 million in fiscal 2016. For the three-year fiscal period ended October 31, 2018, we made distributions to noncontrolling interests aggregating $50.5 million, paid an aggregate $38.9 million in cash dividends, redeemed common stock related to stock option exercises aggregating $25.2 million and made contingent consideration payments aggregating $18.8 million.

In November 2017, we entered into a new $1.3 billion Revolving Credit Facility Agreement ("New Credit Facility") with a bank syndicate, which matures in November 2022. Under certain circumstances, the maturity of the New Credit Facility may be extended for two one-year periods. The New Credit Facility also includes a feature that will allow us to increase revolving commitments under the New Credit Facility by $350 million to become a $1.65 billion facility, through increased commitments from existing lenders or the addition of new lenders. Borrowings under the New Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. The New Credit Facility replaced our prior $1.0 billion (as amended) Revolving Credit Agreement.

Borrowings under the New Credit Facility accrue interest at our election of the Base Rate or the Eurocurrency Rate, plus in each case, the Applicable Rate (based on our Total Leverage Ratio). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) the Eurocurrency Rate for an Interest Period of one month plus 100 basis points. The Eurocurrency Rate is the rate per annum obtained by dividing LIBOR for the applicable Interest Period by a percentage equal to 1.00 minus the daily average Eurocurrency Reserve Rate for such Interest Period, as such capitalized terms are defined in the New Credit Facility. The Applicable Rate for Eurocurrency Rate Loans ranges from 1.00% to 2.00%. The Applicable Rate for Base Rate Loans ranges from 0% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .125% to .30% (depending on our Total Leverage Ratio). The New Credit Facility also includes $100 million sublimits for borrowings made in foreign currencies and for swingline borrowings, and a $50 million sublimit for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the New Credit Facility may be accelerated upon an event of default, as such events are described in the New Credit Facility. The New Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the New

Index

Credit Facility. We were in compliance with all financial and nonfinancial covenants of the New Credit Facility as of October 31, 2018.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2018
(in thousands):

		Payments due by fiscal period
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Long-term debt obligations (1)	$523,113	$22	$66	$523,025	$—
Capital lease obligations (2)	12,075	1,240	2,375	2,048	6,412
Operating lease obligations (3)	81,986	14,961	29,138	19,880	18,007
Purchase obligations (4) (5) (6)	25,219	9,804	1,477	13,938	—
Other long-term liabilities (7)	3,299	3,237	62	—	—
Total contractual obligations	$645,692	$29,264	$33,118	$558,891	$24,419
__________________

(1)
Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary.  See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources,” above for additional information regarding our long-term debt obligations.

(2)	Inclusive of $2.7 million in interest charges. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for additional information regarding our capital lease obligations.

(3)	See Note 15, Commitments and Contingencies – Lease Commitments, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(4)
Includes contingent consideration aggregating $20.9 million related to a fiscal 2015, 2016 and 2017 acquisition. See Note 7, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

(5)
Also includes an aggregate $4.3 million of commitments principally for capital expenditures and inventory. All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

(6)
The holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests through fiscal 2025.  The Put Rights provide that cash consideration be paid for their equity interests (the “Redemption Amount”). As of October 31, 2018, management’s estimate of the aggregate Redemption Amount of all Put Rights that we could be required to pay is approximately $132.0 million, which is reflected within redeemable noncontrolling interests in our Consolidated Balance Sheet. The amounts in the table do not include Put Right obligations as none of the noncontrolling interest holders have exercised their Put Rights as of October 31, 2018. See Note 11, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements for further information.

(7)
The amounts in the table do not include liabilities related to the HEICO LCP or our other deferred compensation arrangement as they are each fully supported by assets held within irrevocable trusts. See Note 3, Selected Financial Statement Information - Other Long-Term Assets and Liabilities, of the Notes to Consolidated Financial Statements for further information about these two deferred compensation plans.

Index

Off-Balance Sheet Arrangements

Guarantees

As of October 31, 2018, we have arranged for standby letters of credit aggregating $4.3 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application (“modified retrospective method”).

We have completed a review of our customer contracts and have evaluated the impact of ASU 2014-09 on each of our primary revenue streams. While we finalize our overall assessment of the amended guidance, the most significant impact relates to the timing of revenue recognition, presentation and disclosures. ASU 2014-09 will impact the timing of revenue recognition for two types of our customer contracts. For certain contracts under which we produce products with no alternative use and for which we have an enforceable right to payment during the production cycle and for certain other contracts under which we create or enhance customer-owned assets while performing repair and overhaul services, ASU 2014-09 will require us to recognize revenue using an over-time recognition model as opposed to our current policy of recognizing revenue at the time of shipment. For impacted customer contracts, the adoption of ASU 2014-09 will accelerate revenue recognition and the associated cost of sales.

Effective as of the beginning of the first quarter of fiscal 2019, we will adopt ASU 2014-09 using the modified retrospective method and recognize a cumulative effect adjustment to retained earnings based on any open contracts at that time for which revenue recognition has changed from a point-in-time recognition model to an over-time recognition model. While the ongoing impact to net sales and net income is not expected to be material to our consolidated results of operations, the future impact of ASU 2014-09 is dependent on the mix and nature of specific customer contracts. We are nearing completion of implementing changes to our business processes, systems and controls needed to support recognition and disclosure requirements under ASU 2014-09.

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which clarifies how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. We adopted ASU 2016-15 on a retrospective basis in the fourth quarter of fiscal 2018, which requires that proceeds from corporate-owned life insurance policies be classified as cash inflows from investing activities. Such proceeds aggregated $.1 million over the past three fiscal years and were all received in fiscal 2016. In addition, and as permitted by ASU 2016-15, we have elected to classify investments related to the HEICO LCP as cash outflows from investing activities as such investments primarily represent premium payments on corporate-owned life insurance policies. The adoption of ASU 2016-15 resulted in an $11.5 million, $13.4 million and $10.5 million increase in cash provided by operating activities and in cash used in investing activities in fiscal 2018, 2017 and fiscal 2016, respectively.

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

•	Defense spending or budget cuts, which could reduce our defense-related revenue.

Index

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Based on our aggregate outstanding variable rate debt balance of $523.0 million as of October 31, 2018, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2018 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

We have a few foreign subsidiaries that conduct a portion of their operations in currencies other than the U.S. dollar, or principally in Euros. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro to the U.S. dollar as of October 31, 2018 would not have a material effect on our results of operations, financial position or cash flows.

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 20, 2018
We have served as the Company's auditor since 1990.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$59,599	$52,066
Accounts receivable, net	251,469	222,456
Inventories, net	401,553	343,628
Prepaid expenses and other current assets	21,187	13,742
Total current assets	733,808	631,892

Property, plant and equipment, net	154,739	129,883
Goodwill	1,114,832	1,081,306
Intangible assets, net	506,360	538,081
Other assets	143,657	131,269
Total assets	$2,653,396	$2,512,431

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$859	$451
Trade accounts payable	107,219	89,724
Accrued expenses and other current liabilities	171,514	147,612
Income taxes payable	2,837	11,650
Total current liabilities	282,429	249,437

Long-term debt, net of current maturities	531,611	673,528
Deferred income taxes	46,644	59,026
Other long-term liabilities	157,658	151,025
Total liabilities	1,018,342	1,133,016

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests (Note 11)	132,046	131,123

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 and 75,000 shares authorized; 53,355 and 52,776 shares issued and outstanding	534	338
Class A Common Stock, $.01 par value per share; 150,000 and 75,000 shares authorized; 79,576 and 79,227 shares issued and outstanding	796	507
Capital in excess of par value	320,994	326,544
Deferred compensation obligation	3,928	3,118
HEICO stock held by irrevocable trust	(3,928)	(3,118)
Accumulated other comprehensive loss	(15,256)	(10,556)
Retained earnings	1,091,183	844,247
Total HEICO shareholders’ equity	1,398,251	1,161,080
Noncontrolling interests	104,757	87,212
Total shareholders’ equity	1,503,008	1,248,292
Total liabilities and equity	$2,653,396	$2,512,431
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2018	2017	2016

Net sales	$1,777,721	$1,524,813	$1,376,258

Operating costs and expenses:
Cost of sales	1,087,006	950,088	860,766
Selling, general and administrative expenses	314,470	268,067	250,147

Total operating costs and expenses	1,401,476	1,218,155	1,110,913

Operating income	376,245	306,658	265,345

Interest expense	(19,901)	(9,790)	(8,272)
Other (expense) income	(58)	1,092	(23)

Income before income taxes and noncontrolling interests	356,286	297,960	257,050

Income tax expense	70,600	90,300	80,900

Net income from consolidated operations	285,686	207,660	176,150

Less: Net income attributable to noncontrolling interests	26,453	21,675	19,958

Net income attributable to HEICO	$259,233	$185,985	$156,192

Net income per share attributable to HEICO shareholders:
Basic	$1.96	$1.41	$1.19
Diluted	$1.90	$1.37	$1.17

Weighted average number of common shares outstanding:
Basic	132,543	131,703	130,948
Diluted	136,696	135,588	133,145

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2018	2017	2016

Net income from consolidated operations	$285,686	$207,660	$176,150
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,243)	15,346	353
Unrealized (loss) gain on defined benefit pension plan, net of tax	(97)	321	(661)
Amortization of unrealized loss on defined benefit pension plan, net of tax	13	29	—
Total other comprehensive (loss) income	(5,327)	15,696	(308)
Comprehensive income from consolidated operations	280,359	223,356	175,842
Net income attributable to noncontrolling interests	26,453	21,675	19,958
Foreign currency translation adjustments attributable to noncontrolling interests	(406)	926	(62)
Comprehensive income attributable to noncontrolling interests	26,047	22,601	19,896
Comprehensive income attributable to HEICO	$254,312	$200,755	$155,946

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2017	$131,123	$338	$507	$326,544	$3,118	($3,118)	($10,556)	$844,247	$87,212	$1,248,292
Comprehensive income	13,070	—	—	—	—	—	(4,921)	259,233	12,977	267,289
Cash dividends ($.116 per share)	—	—	—	—	—	—	—	(15,363)	—	(15,363)
Five-for-four common stock splits	—	191	286	(477)	—	—	—	(28)	—	(28)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	7,868	—	—	—	—	—	7,870
Share-based compensation expense	—	—	—	9,283	—	—	—	—	—	9,283
Proceeds from stock option exercises	—	7	2	4,022	—	—	—	—	—	4,031
Redemptions of common stock related to stock option exercises	—	(3)	—	(24,980)	—	—	—	—	—	(24,983)
Noncontrolling interests assumed related to acquisitions	2,491	—	—	—	—	—	—	—	5,350	5,350
Distributions to noncontrolling interests	(12,005)	—	—	—	—	—	—	—	(1,054)	(1,054)
Adjustments to redemption amount of redeemable noncontrolling interests	(3,627)	—	—	—	—	—	—	3,627	—	3,627
Deferred compensation obligation	—	—	—	—	810	(810)	—	—	—	—
Other	994	—	—	(1,266)	—	—	221	(533)	272	(1,306)
Balances as of October 31, 2018	$132,046	$534	$796	$320,994	$3,928	($3,928)	($15,256)	$1,091,183	$104,757	$1,503,008

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705
Comprehensive income	11,637	—	—	—	—	—	14,770	185,985	10,964	211,719
Cash dividends ($.097 per share)	—	—	—	—	—	—	—	(12,807)	—	(12,807)
Five-for-four common stock split	—	68	101	(169)	—	—	—	(23)	—	(23)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,517	—	—	—	—	—	7,517
Share-based compensation expense	—	—	—	7,415	—	—	—	—	—	7,415
Proceeds from stock option exercises	—	—	3	5,656	—	—	—	—	—	5,659
Noncontrolling interests assumed related to acquisitions	23,339	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(10,323)	—	—	—	—	—	—	—	(8,078)	(8,078)
Acquisitions of noncontrolling interests	(3,848)	—	—	—	—	—	—	194	—	194
Adjustments to redemption amount of redeemable noncontrolling interests	10,806	—	—	—	—	—	—	(10,806)	—	(10,806)
Deferred compensation obligation	—	—	—	—	658	(658)	—	—	—	—
Other	—	—	—	(203)	—	—	—	—	—	(203)
Balances as of October 31, 2017	$131,123	$338	$507	$326,544	$3,118	($3,118)	($10,556)	$844,247	$87,212	$1,248,292
The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2015	$91,282	$269	$400	$286,220	$1,783	($1,783)	($25,080)	$548,054	$83,408	$893,271
Comprehensive income (loss)	9,968	—	—	—	—	—	(246)	156,192	9,928	165,874
Cash dividends ($.082 per share)	—	—	—	—	—	—	—	(10,724)	—	(10,724)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	6,890	—	—	—	—	—	6,892
Share-based compensation expense	—	—	—	6,434	—	—	—	—	—	6,434
Proceeds from stock option exercises	—	—	2	5,922	—	—	—	—	—	5,924
Tax benefit from stock option exercises	—	—	—	868	—	—	—	—	—	868
Distributions to noncontrolling interests	(9,957)	—	—	—	—	—	—	—	(9,060)	(9,060)
Acquisitions of noncontrolling interests	(3,599)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	11,818	—	—	—	—	—	—	(11,818)	—	(11,818)
Deferred compensation obligation	—	—	—	—	677	(677)	—	—	—	—
Other	—	—	—	(6)	—	—	—	—	50	44
Balances as of October 31, 2016	$99,512	$270	$403	$306,328	$2,460	($2,460)	($25,326)	$681,704	$84,326	$1,047,705

The accompanying notes are an integral part of these consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2018	2017	2016
Operating Activities:
Net income from consolidated operations	$285,686	$207,660	$176,150
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	77,191	64,823	60,277
Share-based compensation expense	9,283	7,415	6,434
Employer contributions to HEICO Savings and Investment Plan	8,019	7,768	7,020
Foreign currency transaction adjustments, net	365	3,347	13
(Decrease) increase in accrued contingent consideration, net	(1,365)	1,100	3,063
Deferred income tax benefit	(12,977)	(11,096)	(9,194)
Other	—	—	(644)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(28,569)	2,846	(15,955)
Increase in inventories	(49,455)	(21,204)	(14,421)
Decrease (increase) in prepaid expenses and other current assets	401	134	(2,356)
Increase in trade accounts payable	17,403	6,386	4,074
Increase in accrued expenses and other current liabilities	22,121	1,794	35,279
(Decrease) increase in income taxes payable	(12,530)	6,071	1,443
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	11,610	12,841	10,811
Other long-term assets and liabilities, net	1,304	(1,600)	(2,281)
Net cash provided by operating activities	328,487	288,285	259,713

Investing Activities:
Acquisitions, net of cash acquired	(59,775)	(418,265)	(263,811)
Capital expenditures	(41,871)	(25,998)	(30,863)
Investments related to HEICO Leadership Compensation Plan, net	(11,500)	(13,400)	(10,529)
Other	(365)	(552)	(2,942)
Net cash used in investing activities	(113,511)	(458,215)	(308,145)

Financing Activities:
Payments on revolving credit facility	(204,000)	(190,877)	(170,000)
Borrowings on revolving credit facility	56,000	404,000	260,000
Redemptions of common stock related to stock option exercises	(24,983)	(203)	(4)
Cash dividends paid	(15,363)	(12,807)	(10,724)
Distributions to noncontrolling interests	(13,059)	(18,401)	(19,017)
Payment of contingent consideration	(5,425)	(7,039)	(6,329)
Revolving credit facility issuance costs	(4,067)	(270)	—
Acquisitions of noncontrolling interests	—	(3,848)	(3,599)
Proceeds from stock option exercises	4,031	5,659	5,924
Other	(669)	(342)	521
Net cash (used in) provided by financing activities	(207,535)	175,872	56,772

Effect of exchange rate changes on cash	92	3,169	1,012

Net increase in cash and cash equivalents	7,533	9,111	9,352
Cash and cash equivalents at beginning of year	52,066	42,955	33,603
Cash and cash equivalents at end of year	$59,599	$52,066	$42,955
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

The consolidated financial statements include the financial accounts of HEICO Corporation and its subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines.  In addition, HEICO Aerospace consolidates two subsidiaries which are 80.1% and 82.3% owned, respectively, and a joint venture, which is 84% owned. Also, HEICO Flight Support Corp. consolidates two subsidiaries which are 80% and 84%, owned, respectively, and four subsidiaries that are each 80.1% owned. Furthermore, HEICO Electronic consolidates four subsidiaries, which are 80.1%, 80.1%, 82.5%, and 95.9% owned, respectively. Additionally, a wholly owned subsidiary of HEICO Electronic consolidates two subsidiaries which are 78% and 85% owned, respectively, while an 82.5% owned subsidiary of HEICO Electronic consolidates a subsidiary in which it has a 53.1% controlling interest. See Note 11, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

Stock Splits

In June 2018, December 2017 and March 2017, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock splits were effected as of June 28, 2018, January 18, 2018 and April 19, 2017, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of June 21, 2018, January 3, 2018 and April 7, 2017, respectively. All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out or the average cost basis.  Losses, if any, are recognized fully in the period when identified.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  Depreciation and amortization is generally provided on the straight-line method over the estimated useful lives of the various assets.  The Company’s property, plant and equipment is generally depreciated over the following estimated useful lives:

Buildings and improvements	10	to	40	years
Machinery and equipment	3	to	10	years
Leasehold improvements	2	to	20	years
Tooling	2	to	5	years

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

Business Combinations

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs are generally expensed as

Index

incurred, were not material in fiscal 2018 or 2017 and totaled $3.2 million in fiscal 2016. See Note 2, Acquisitions, for additional information regarding fiscal 2016 acquisition costs.

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

The Company’s intangible assets not subject to amortization consist principally of its trade names.  The Company’s intangible assets subject to amortization are amortized on the straight-line method (except for certain customer relationships amortized on an accelerated method) over the following estimated useful lives:

Customer relationships	4	to	15	years
Intellectual property	4	to	22	years
Licenses	10	to	17	years
Patents	5	to	20	years
Trade names	8	to	15	years

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

Revenue Recognition

Revenue from the sale of products and the rendering of services is recognized when title and risk of loss passes to the customer, which is generally at the time of shipment.  Revenue from the rendering of services represented less than 10% of consolidated net sales for all periods presented.  Revenue from certain fixed price contracts for which costs can be dependably estimated is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  The percentage of the Company’s net sales recognized under the percentage-of-completion method was approximately 2%, 3% and 3% in fiscal 2018, 2017 and 2016, respectively.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  SG&A costs are charged to expense as incurred.

Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Variations in actual labor performance, changes to estimated profitability, and final contract settlements may result in revisions to cost estimates and are recognized in income in the period in which the revisions are determined.  Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2018, 2017 or 2016.

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

Effective as of the beginning of the first quarter of fiscal 2019, the Company will adopt Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which will impact the timing of revenue recognition for two types of the Company's customer contracts. See “New Accounting Pronouncements,” below for additional information.

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

Index

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, which provides a comprehensive new revenue recognition model that will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09, as amended, is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2017, or in fiscal 2019 for HEICO. ASU 2014-09 shall be applied either retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application (“modified retrospective method”).

Index

The Company has completed a review of its customer contracts and has evaluated the impact of ASU 2014-09 on each of its primary revenue streams. While the Company finalizes its overall assessment of the amended guidance, the most significant impact relates to the timing of revenue recognition, presentation and disclosures. ASU 2014-09 will impact the timing of revenue recognition for two types of the Company’s customer contracts. For certain contracts under which it produces products with no alternative use and for which the Company has an enforceable right to payment during the production cycle and for certain other contracts under which the Company creates or enhances customer-owned assets while performing repair and overhaul services, ASU 2014-09 will require HEICO to recognize revenue using an over-time recognition model as opposed to the Company’s current policy of recognizing revenue at the time of shipment. For impacted customer contracts, the adoption of ASU 2014-09 will accelerate revenue recognition and the associated cost of sales.

Effective as of the beginning of the first quarter of fiscal 2019, the Company will adopt ASU 2014-09 using the modified retrospective method and recognize a cumulative effect adjustment to retained earnings based on any open contracts at that time for which revenue recognition has changed from a point-in-time recognition model to an over-time recognition model. While the ongoing impact to net sales and net income is not expected to be material to the Company’s consolidated results of operations, the future impact of ASU 2014-09 is dependent on the mix and nature of specific customer contracts. The Company is nearing completion of implementing changes to its business processes, systems and controls needed to support recognition and disclosure requirements under ASU 2014-09.

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which clarifies how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 on a retrospective basis in the fourth quarter of fiscal 2018, which requires that proceeds from corporate-owned life insurance policies be classified as cash inflows from investing activities. Such proceeds aggregated $.1 million over the past three fiscal years and were all received in

Index

fiscal 2016. In addition, and as permitted by ASU 2016-15, the Company has elected to classify investments related to the HEICO Corporation Leadership Compensation Plan as cash outflows from investing activities as such investments primarily represent premium payments on corporate-owned life insurance policies. The adoption of ASU 2016-15 resulted in an $11.5 million, $13.4 million and $10.5 million increase in cash provided by operating activities and in cash used in investing activities in fiscal 2018, 2017 and fiscal 2016, respectively.

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

The following table summarizes the total consideration for the acquisition of AAT (in thousands):

Cash paid	$317,500
Less: cash acquired	(868)
Cash paid, net	316,632
Contingent consideration	13,797
Additional purchase consideration	544
Total consideration	$330,973

Index

As noted in the table above, the total consideration includes an accrual of $13.8 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should AAT meet certain earnings objectives during the first six years following the acquisition. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation.

The following table summarizes the allocation of the total consideration for the acquisition of AAT to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$157,901
Customer relationships	100,000
Intellectual property	39,000
Trade name	20,000
Inventories	8,306
Accounts receivable	6,115
Property, plant and equipment	1,893
Other assets	208
Total assets acquired, excluding cash	333,423

Liabilities assumed:
Accounts payable	1,299
Accrued expenses	1,151
Total liabilities assumed	2,450
Net assets acquired, excluding cash	$330,973

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

Index

The following table presents unaudited pro forma financial information for fiscal 2017 and fiscal 2016 as if the acquisition of AAT had occurred as of November 1, 2015 (in thousands, except per share data):

	Year ended October 31,
	2017	2016
Net sales	$1,582,653	$1,428,336
Net income from consolidated operations	$220,419	$185,070
Net income attributable to HEICO	$198,744	$165,112
Net income per share attributable to HEICO shareholders:
Basic	$1.51	$1.26
Diluted	$1.47	$1.24

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
Other Acquisitions

In September 2018, the Company, through a subsidiary of HEICO Electronic, obtained control over 53.1% of the equity interests of SST Components, Inc. (“SST”). SST manufactures discrete semiconductor components, tests electronic components, and custom assembles a wide variety of prototype and off the shelf components into desired package styles for military, space and commercial uses. The purchase price of this acquisition was paid using cash provided by operating activities.

Index

In August 2018, the Company, through a subsidiary of HEICO Flight Support Corp., acquired all of the business and assets of Optical Display Engineering ("ODE"). ODE is a Federal Aviation Administration ("FAA")-authorized Part 145 Repair Station focusing on the repair of LCD screens and display modules for aviation displays used in civilian and military aircraft. ODE also holds FAA-Parts Manufacturer Approval authority to supply products that it repairs. The purchase price of this acquisition was paid in cash, principally using cash provided by operating activities.

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

In February 2018, the Company, through a subsidiary of HEICO Electronic, acquired 85% of the assets and business of Sensor Technology Engineering, Inc. ("Sensor Technology"). Sensor Technology designs and manufactures sophisticated nuclear radiation detectors for law enforcement, homeland security and military applications. The remaining 15% continues to be owned by certain members of Sensor Technology's management team (see Note 11, Redeemable Noncontrolling Interests, for additional information).

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

Index

In December 2015, the Company, through a subsidiary of HEICO Electronic, acquired certain assets of a company that designs and manufactures underwater locator beacons used to locate aircraft cockpit voice recorders, flight data recorders, marine ship voyage recorders and other devices which have been submerged under water. The total consideration includes an accrual as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay in aggregate during the first five years following the acquisition. See Note 7, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation. The purchase price of this acquisition was paid using cash provided by operating activities.

Unless otherwise noted, the purchase price of each of the above referenced other acquisitions was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's consolidated financial statements.

The following table summarizes the aggregate total consideration for the Company's other acquisitions (in thousands):

	Year ended October 31,
	2018	2017	2016
Cash paid	$61,931	$109,346	$11,000
Less: cash acquired	(4,000)	(7,713)	—
Cash paid, net	57,931	101,633	11,000
Contingent consideration	—	—	1,225
Additional purchase consideration	(407)	1,300	—
Total consideration	$57,524	$102,933	$12,225

Index

The following table summarizes the allocation of the aggregate total consideration for the Company's other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

	Year ended October 31,
	2018	2017	2016
Assets acquired:
Goodwill	$38,320	$49,932	$6,876
Customer relationships	11,620	29,500	2,800
Trade names	760	16,750	300
Intellectual property	6,970	1,950	2,000
Inventories	6,219	28,410	249
Accounts receivable	1,488	15,165	—
Property, plant and equipment	1,807	4,522	—
Other assets	51	982	—
Total assets acquired, excluding cash	67,235	147,211	12,225

Liabilities assumed:
Accounts payable	671	7,696	—
Accrued expenses	1,522	6,054	—
Deferred income taxes	—	5,432	—
Other liabilities	—	1,434	—
Total liabilities assumed	2,193	20,616	—

Noncontrolling interests in consolidated subsidiaries	7,518	23,662	—

Net assets acquired, excluding cash	$57,524	$102,933	$12,225

The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's other fiscal 2018, 2017 and 2016 acquisitions (in years):

	Year ended October 31,
	2018	2017	2016
Customer relationships	7	12	11
Trade names	—	—	15
Intellectual property	10	13	15

The allocation of the total consideration of the Company's other fiscal 2018 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocations to be material to the Company's consolidated financial statements. The primary items that generated

Index

the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Sensor Technology and A2C benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in Sensor Technology and A2C was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the Company's other fiscal 2018 acquisitions were included in the Company's results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the Company's other fiscal 2018 acquisitions included in the Consolidated Statement of Operations is not material. Had the other fiscal 2018 acquisitions occurred as of November 1, 2016, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2018 and 2017 would not have been materially different than the reported amounts.

The operating results of the Company's other fiscal 2017 acquisitions were included in the Company's results of operations from each of the effective acquisition dates. The Company's consolidated net sales for the fiscal year ended October 31, 2017 includes $49.0 million from the other fiscal 2017 acquisitions. The amount of earnings of the other fiscal 2017 acquisitions included in the Company's results of operations for the fiscal year ended October 31, 2017 is not material. Had the other fiscal 2017 acquisitions occurred as of November 1, 2015, net sales on a pro forma basis for fiscal 2017 would not have been materially different than the reported amounts and net sales on a pro forma basis for fiscal 2016 would have been $1,464.5 million. Net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2017 and 2016 would not have been materially different than the reported amounts. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of November 1, 2015.

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

Index

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2018	2017
Accounts receivable	$254,727	$225,462
Less: Allowance for doubtful accounts	(3,258)	(3,006)
Accounts receivable, net	$251,469	$222,456

Costs and Estimated Earnings on Uncompleted Percentage-of-Completion Contracts

	As of October 31,
(in thousands)	2018	2017
Costs incurred on uncompleted contracts	$39,350	$29,491
Estimated earnings	19,708	19,902
	59,058	49,393
Less: Billings to date	(45,731)	(41,262)
	$13,327	$8,131
Included in the accompanying Consolidated Balance Sheets under the following captions:
Accounts receivable, net (costs and estimated earnings in excess of billings)	$14,183	$9,377
Accrued expenses and other current liabilities (billings in excess of costs and estimated earnings)	(856)	(1,246)
	$13,327	$8,131

Changes in estimates pertaining to percentage-of-completion contracts did not have a material effect on net income from consolidated operations in fiscal 2018, 2017 or 2016.

Inventories

	As of October 31,
(in thousands)	2018	2017
Finished products	$192,758	$173,559
Work in process	49,315	39,986
Materials, parts, assemblies and supplies	158,039	128,031
Contracts in process	1,649	2,415
Less: Billings to date	(208)	(363)
Inventories, net of valuation reserves	$401,553	$343,628

Contracts in process represents accumulated capitalized costs associated with fixed price contracts. Related progress billings and customer advances (“billings to date”) are classified as a

Index

reduction to contracts in process, if any, and any excess is included in accrued expenses and other liabilities.

Property, Plant and Equipment

	As of October 31,
(in thousands)	2018	2017
Land	$5,864	$5,435
Buildings and improvements	101,424	91,916
Machinery, equipment and tooling	230,108	191,298
Construction in progress	5,044	5,553
	342,440	294,202
Less: Accumulated depreciation and amortization	(187,701)	(164,319)
Property, plant and equipment, net	$154,739	$129,883

The amounts set forth above include tooling costs having a net book value of $8.2 million and $7.6 million as of October 31, 2018 and 2017, respectively. Amortization expense on capitalized tooling was $2.8 million, $2.7 million and $2.9 million in fiscal 2018, 2017 and 2016, respectively.

The amounts set forth above also include $11.9 million and $4.8 million of assets under capital leases as of October 31, 2018 and October 31, 2017, respectively. Accumulated depreciation associated with assets under capital leases was $1.5 million and $1.0 million as of October 31, 2018 and October 31, 2017, respectively. See Note 5, Long-Term Debt, for additional information pertaining to capital lease obligations.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $23.2 million, $21.9 million and $20.4 million in fiscal 2018, 2017 and 2016, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2018	2017
Accrued employee compensation and related payroll taxes	$97,048	$78,058
Deferred revenue	28,262	29,247
Accrued customer rebates and credits	16,861	12,866
Contingent consideration and other accrued purchase consideration	6,138	7,588
Other	23,205	19,853
Accrued expenses and other current liabilities	$171,514	$147,612

The increase in accrued employee compensation and related payroll taxes principally reflects a higher level of accrued performance-based compensation resulting from the improved consolidated operating results and the impact of our fiscal 2018 acquisitions. The total customer

Index

rebates and credits deducted within net sales in fiscal 2018, 2017 and 2016 was $9.9 million, $11.0 million and $10.8 million, respectively.

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock.  The LCP does not provide for diversification of a director’s assets allocated to Company common stock.  The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the LCP charged to income in fiscal 2018, 2017 and 2016 totaled $5.9 million, $4.6 million and $6.8 million, respectively.  The aggregate liabilities of the LCP were $125.8 million and $116.0 million as of October 31, 2018 and 2017, respectively, and are classified within other long-term liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $126.8 million and $117.2 million as of October 31, 2018 and 2017, respectively, are classified within other assets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations under the LCP.

Other long-term liabilities also includes deferred compensation of $5.9 million and $5.7 million as of October 31, 2018 and 2017, respectively, principally related to elective deferrals of salary and bonuses under a Company sponsored non-qualified deferred compensation plan formerly available to selected employees.  The Company makes no contributions to this plan. The assets of this plan, which equaled the deferred compensation liability as of October 31, 2018 and 2017, respectively, are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets. Additional information regarding the assets of this deferred compensation plan and the LCP may be found in Note 7, Fair Value Measurements.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2018	2017	2016
R&D expenses	$57,450	$46,473	$44,726

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss during fiscal 2018 and 2017 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2016	($23,953)	($1,373)	($25,326)
Unrealized gain	14,420	321	14,741
Amortization of unrealized loss	—	29	29
Balances as of October 31, 2017	(9,533)	(1,023)	(10,556)
Unrealized (loss) gain	(4,837)	124	(4,713)
Amortization of unrealized loss	—	13	13
Balances as of October 31, 2018	($14,370)	($886)	($15,256)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during fiscal 2018 and 2017 by operating segment are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2016	$336,681	$529,036	$865,717
Goodwill acquired	48,960	160,903	209,863
Foreign currency translation adjustments	2,965	2,761	5,726
Balances as of October 31, 2017	388,606	692,700	1,081,306
Goodwill acquired	10,586	27,734	38,320
Adjustments to goodwill	972	(3,003)	(2,031)
Foreign currency translation adjustments	(1,470)	(1,293)	(2,763)
Balances as of October 31, 2018	$398,694	$716,138	$1,114,832

The goodwill acquired during fiscal 2018 and 2017 relates to the acquisitions consummated in those respective years as described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2017 acquisitions. The Company estimates that most of the goodwill acquired in fiscal 2018 and 2017 is deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2018, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of October 31, 2018			As of October 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$373,946	($135,359)	$238,587	$379,966	($117,069)	$262,897
Intellectual property	185,983	(56,055)	129,928	181,811	(44,861)	136,950
Licenses	6,559	(3,522)	3,037	6,559	(2,928)	3,631
Patents	927	(609)	318	870	(551)	319
Non-compete agreements	814	(814)	—	817	(817)	—
Trade names	466	(157)	309	466	(118)	348
	568,695	(196,516)	372,179	570,489	(166,344)	404,145
Non-Amortizing Assets:
Trade names	134,181	—	134,181	133,936	—	133,936
	$702,876	($196,516)	$506,360	$704,425	($166,344)	$538,081

Amortization expense related to intangible assets was $50.1 million, $39.5 million and $36.4 million in fiscal 2018, 2017 and 2016, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $49.0 million in fiscal 2019, $46.1 million in fiscal 2020, $43.4 million in fiscal 2021, $37.0 million in fiscal 2022, $32.0 million in fiscal 2023 and $164.7 million thereafter.

5.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of October 31,
	2018	2017
Borrowings under revolving credit facility	$523,000	$671,000
Capital leases and note payable	9,470	2,979
	532,470	673,979
Less: Current maturities of long-term debt	(859)	(451)
	$531,611	$673,528

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of October 31, 2018 and 2017, the weighted average interest rate on borrowings under the Company's revolving credit facility was 3.4% and 2.4%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2018, the Company was in compliance with all such covenants.

Index

Revolving Credit Facility

On November 6, 2017, the Company entered into a new $1.3 billion Revolving Credit Facility Agreement ("New Credit Facility") with a bank syndicate, which matures in November 2022. Under certain circumstances, the maturity of the New Credit Facility may be extended for two one-year periods. The New Credit Facility also includes a feature that will allow the Company to increase revolving commitments under the New Credit Facility by $350 million, to become a $1.65 billion facility, through increased commitments from existing lenders or the addition of new lenders. Borrowings under the New Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. The New Credit Facility replaced the Company's prior $1.0 billion (as amended) Revolving Credit Agreement.

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

Index

Capital Lease Obligations

The Company's capital lease obligations are principally for manufacturing facilities including a 14-year lease that a subsidiary of HEICO Flight Support became party to during fiscal 2018. The estimated future minimum lease payments of all capital leases for the next five fiscal years and thereafter are as follows (in thousands):

Year ending October 31,
2019	$1,240
2020	1,191
2021	1,184
2022	1,175
2023	873
Thereafter	6,412
Total minimum lease payments	12,075
Less: amount representing interest	(2,718)
Present value of minimum lease payments	$9,357

6.    INCOME TAXES

The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2018	2017	2016
Domestic	$309,123	$264,420	$227,927
Foreign	47,163	33,540	29,123
Income before taxes and noncontrolling interests	$356,286	$297,960	$257,050

Index

The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2018	2017	2016
Current:
Federal	$61,548	$85,047	$75,261
State	9,420	6,820	7,463
Foreign	12,608	9,529	7,370
	83,576	101,396	90,094
Deferred:
Federal	(13,115)	(9,661)	(5,979)
State	1,578	(499)	(2,587)
Foreign	(1,439)	(936)	(628)
	(12,976)	(11,096)	(9,194)
Total income tax expense	$70,600	$90,300	$80,900

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2018	2017	2016
Federal statutory income tax rate (blended rate in fiscal 2018)	23.3%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.9%	1.9%	1.7%
Discrete net tax benefit related to Tax Act	(3.4%)	—%	—%
Research and development tax credits	(2.0%)	(1.8%)	(2.7%)
Domestic production activities tax deduction	(.8%)	(1.1%)	(1.3%)
Tax benefit related to stock option exercises	(.5%)	(1.0%)	—%
Noncontrolling interests’ share of income	(.3%)	(.7%)	(.7%)
Tax-exempt losses (gains) on corporate-owned life insurance policies	.1%	(1.8%)	(.1%)
Other, net	.5%	(.2%)	(.4%)
Effective tax rate	19.8%	30.3%	31.5%

On December 22, 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to existing tax law including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of the Company’s foreign subsidiaries. The Tax Act also contains additional provisions that will become effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and additional limitations on the deductibility of certain executive compensation. The Company has not yet determined the impact of the provisions of the Tax Act

Index

which do not become effective for HEICO until fiscal 2019 but does not anticipate these provisions to materially affect its consolidated results of operations, financial position or cash flows.

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

As a result of the Tax Act, the Company's effective federal statutory income tax rate in fiscal 2018 is a blended rate of 23.3%, which reflects the reduction in the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. Additionally, the Company remeasured its U.S. federal net deferred tax liabilities and recorded a discrete tax benefit of $16.5 million in fiscal 2018. Further, the Company recorded a provisional discrete tax expense of $4.4 million in fiscal 2018 related to a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. The Company intends to pay this tax over the eight-year period allowed for in the Tax Act.

The Company’s effective tax rate in fiscal 2018 decreased to 19.8% from 30.3% in fiscal 2017. The decrease principally reflects the previously mentioned discrete tax benefit from the remeasurement of the Company’s U.S. federal net deferred tax liabilities and the net benefit of a lower federal statutory income tax rate, which were partially offset by the aforementioned one-time transition tax expense. Further, the decrease in fiscal 2018 was slightly moderated by an unfavorable impact from lower tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("HEICO LCP").

The Company’s effective tax rate in fiscal 2017 decreased to 30.3% from 31.5% in fiscal 2016. The decrease principally reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO LCP and a $3.1 million discrete income tax benefit related to stock option exercises resulting from the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," in the first quarter of fiscal 2017. These decreases were partially offset by the benefit recognized in fiscal 2016 from the retroactive and permanent extension of the U.S. federal R&D tax credit that resulted in the recognition of additional income tax credits for qualified R&D activities related to the last ten months of fiscal 2015 and a less favorable benefit in fiscal 2017 from the foreign tax rate differential associated with the undistributed earnings of a fiscal 2015 acquisition.

The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial

Index

statements.  Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2014.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2018	2017
Deferred tax assets:
Deferred compensation liability	$31,152	$47,093
Inventories	22,204	31,797
Share-based compensation	9,811	12,984
Bonus accrual	4,474	4,956
Customer rebates accrual	1,526	1,864
Vacation accrual	1,456	2,112
Deferred revenue	68	730
Other	7,084	9,230
Total deferred tax assets	77,775	110,766

Deferred tax liabilities:
Goodwill and other intangible assets	(112,533)	(160,158)
Property, plant and equipment	(11,615)	(7,887)
Other	(271)	(1,747)
Total deferred tax liabilities	(124,419)	(169,792)
Net deferred tax liability	($46,644)	($59,026)

Index

As of October 31, 2018 and 2017, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2.1 million and $2.0 million, respectively, of which $1.7 million and $1.3 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2018 and 2017 is as follows (in thousands):

	Year ended October 31,
	2018	2017
Balances as of beginning of year	$2,040	$1,602
Increases related to current year tax positions	591	596
Increases related to prior year tax positions	20	—
Decreases related to prior year tax positions	—	(24)
Settlements	(394)	—
Lapses of statutes of limitations	(157)	(134)
Balances as of end of year	$2,100	$2,040

7.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$123,255	$—	$123,255
Money market funds	3,560	—	—	3,560
Equity securities	3,179	—	—	3,179
Mutual funds	1,437	—	—	1,437
Other	1,306	—	—	1,306
Total assets	$9,482	$123,255	$—	$132,737

Liabilities:
Contingent consideration	$—	$—	$20,875	$20,875

Index

	As of October 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$113,220	$—	$113,220
Money market funds	3,972	—	—	3,972
Equity securities	2,895	—	—	2,895
Mutual funds	1,541	—	—	1,541
Other	1,246	—	—	1,246
Total assets	$9,654	$113,220	$—	$122,874

Liabilities:
Contingent consideration	$—	$—	$27,573	$27,573

The Company maintains two non-qualified deferred compensation plans.  The assets of the HEICO Corporation Leadership Compensation Plan ("HEICO LCP") principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the HEICO LCP represent investments in money market funds that are classified within Level 1. The assets of the Company's other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Consolidated Balance Sheets.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet certain earnings objectives during the first six years following the acquisition. As of October 31, 2018, the estimated fair value of the contingent consideration was $13.9 million.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $1.7 million in aggregate during the first four years following the first anniversary of the acquisition. During fiscal 2018, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the second year following the acquisition. As of October 31, 2018, the estimated fair value of the remaining contingent consideration was $1.2 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company may be obligated to pay contingent consideration of up to €6.1 million per year should the acquired entity meet certain earnings objectives during each of the first four years following the acquisition. The estimated fair value of the aggregate contingent consideration as of October 31,

Index

2017 for the third and fourth year following the acquisition was €10.8 million, or $12.6 million. During fiscal 2018, the Company paid €4.4 million, or $5.1 million, of contingent consideration based on the lower actual than anticipated earnings of the acquired entity during the third year following the acquisition and recognized a €1.3 million, or $1.8 million, reduction in accrued contingent consideration based principally on the lower actual than anticipated earnings. As of October 31, 2018, the estimated fair vale of the contingent consideration for the fourth year following the acquisition was €5.1 million, or $5.8 million.

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

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of October 31, 2018 are as follows:

	Fiscal 2017 Acquisition			Fiscal 2016 Acquisition			Fiscal 2015 Acquisition
Compound annual revenue growth rate range	(4%)	-	7%	4%	-	13%	10%	-	13%
Weighted average discount rate	6.3%			4.8%			.8%

Index

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) during fiscal 2018 and 2017 are as follows (in thousands):

Liabilities
Balance as of October 31, 2016	$18,881
Contingent consideration related to acquisition	13,797
Increase in accrued contingent consideration, net	1,100
Payment of contingent consideration	(7,039)
Foreign currency transaction adjustments	834
Balance as of October 31, 2017	27,573
Payment of contingent consideration	(5,425)
Decrease in accrued contingent consideration, net	(1,365)
Foreign currency transaction adjustments	92
Balance as of October 31, 2018	$20,875

Included in the accompanying Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$6,107
Other long-term liabilities	14,768
$20,875

The Company recorded the increase (decrease) in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within SG&A expenses in the Company's Consolidated Statements of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2018 and 2017.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2018 due to the relatively short maturity of the respective instruments.  The carrying amount of long-term debt approximates fair value due to its variable interest rates.

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

Share Repurchases

In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2018, the maximum number of shares that may yet be purchased under this program was 4,886,353 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2018, 2017 and 2016, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2018, the Company repurchased an aggregate 332,140 shares and 18,145 shares of Common Stock and Class A Common Stock, respectively, at a total cost of approximately $23.9 million and $1.1 million, respectively. The shares purchased represent shares tendered as payment of employee withholding taxes due upon the issuance of a share-based award. The shares purchased in fiscal 2018 did not impact the number of shares authorized for future purchase under the Company’s share repurchase program and are reflected as redemptions of common stock related to share-based compensation in the Company's Consolidated Statements of Shareholders' Equity and the Company's Consolidated Statements of Cash Flows. Such share repurchases in fiscal 2017 and 2016 were not material.

Stock Splits

In June 2018, December 2017 and March 2017, the Company's Board of Directors declared a 5-for-4 stock split on both classes of the Company's common stock. The stock splits were effected as of June 28, 2018, January 18, 2018 and April 19, 2017, respectively, in the form of a 25% stock dividend distributed to shareholders of record as of June 21, 2018, January 3, 2018 and April 7, 2017, respectively. All applicable share and per share information has been adjusted retrospectively to give effect to the 5-for-4 stock splits.

Index

9.    SHARE-BASED COMPENSATION

The Company currently has one stock option plan, the HEICO Corporation 2018 Incentive Compensation Plan ("2018 Plan"), which enables the Company to grant various forms of share-based compensation awards including stock options, restricted stock, restricted stock awards and stock appreciation rights. The 2018 Plan became effective in fiscal 2018 and replaced the Company's 2012 Incentive Compensation Plan (“2012 Plan”). Options outstanding under the Company's 2012 Plan, 2002 Stock Option Plan and Non-Qualified Stock Option Plan may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2018 Plan is 5.0 million plus any options outstanding under the 2012 Plan as of the 2018 Plan's effective date that are subsequently forfeited or expire.  A total of approximately 11.0 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2018, including 6.4 million shares currently under option and 4.6 million shares available for future grants.

Stock options granted pursuant to the 2018 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.  The exercise price per share of a stock option granted under the 2018 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years after the date of grant.  Options issued under the 2018 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options and no incentive stock options were outstanding as of October 31, 2018.  The 2018 Plan will terminate no later than the tenth anniversary of its effective date.

Index

Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2015	2,590	6,514	$13.07
Granted	(586)	586	$23.58
Exercised	—	(568)	$10.45
Cancelled	12	(12)	$18.62
Outstanding as of October 31, 2016	2,016	6,520	$14.23
Granted	(1,186)	1,186	$41.37
Exercised	—	(409)	$15.27
Outstanding as of October 31, 2017	830	7,297	$18.58
Shares approved by the Company's shareholders for the 2018 Incentive Compensation Plan	5,000	—	$—
Cancelled unissued shares under the 2012 Incentive Compensation Plan	(830)	—	$—
Granted	(412)	412	$65.64
Exercised	—	(1,285)	$10.54
Cancelled	24	(24)	$28.85
Outstanding as of October 31, 2018	4,612	6,400	$23.19

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2018 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	2,955	$23.48	4.4	$178,327
Class A Common Stock	3,445	$22.94	5.5	150,649
	6,400	$23.19	5.0	$328,976

	Options Exercisable
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	2,197	$14.75	3.0	$151,756
Class A Common Stock	2,160	$15.59	4.1	110,297
	4,357	$15.17	3.5	$262,053

Index

Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2018	2017	2016
Cash proceeds from stock option exercises	$4,031	$5,659	$5,924
Tax benefit realized from stock option exercises	2,162	3,087	868
Intrinsic value of stock option exercises	75,152	10,376	9,751

Net income from consolidated operations for the fiscal years ended October 31, 2018, 2017 and 2016 includes compensation expense of $9.3 million, $7.4 million and $6.4 million, respectively, and an income tax benefit of $2.2 million, $2.8 million and $2.4 million, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2018, there was $26.9 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 3.5 years.  The total fair value of stock options that vested in fiscal 2018, 2017 and 2016 was $8.5 million, $5.3 million and $5.8 million, respectively.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2018 would become immediately exercisable.

The fair value of each stock option grant in fiscal 2018, 2017 and 2016 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended October 31,
	2018		2017		2016
	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
Expected stock price volatility	31.00%	27.69%	37.89%	28.18%	39.63%	32.52%
Risk-free interest rate	2.83%	2.81%	2.44%	2.06%	2.16%	1.82%
Dividend yield	.24%	.29%	.26%	.31%	.24%	.32%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	9	8	9	7	9	6
Weighted average fair value	$30.00	$20.93	$21.36	$12.47	$12.10	$7.92

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

Participants receive 100% vesting in Employee Contributions and on cash dividends received on Company common stock.  Vesting in Employer Contributions is based on a participant’s number of Years of Service.  Employer Contributions to the 401(k) Plan charged to income in fiscal 2018, 2017 and 2016 totaled $8.0 million, $7.8 million and $7.0 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2015	28	28
Shares registered for issuance to the 401(k) Plan	586	586
Issuance of common stock to the 401(k) Plan	(123)	(123)
Shares available for issuance as of October 31, 2016	491	491
Issuance of common stock to the 401(k) Plan	(93)	(93)
Shares available for issuance as of October 31, 2017	398	398
Issuance of common stock to the 401(k) Plan	(65)	(65)
Shares available for issuance as of October 31, 2018	333	333

As previously mentioned in Note 1, Summary of Significant Accounting Policies, the Company acquired a frozen qualified defined benefit pension plan (the "Plan") in connection with a prior year acquisition.

Index

Changes in the Plan's projected benefit obligation and plan assets during fiscal 2018 and 2017 are as follows (in thousands):

Change in projected benefit obligation:
Projected benefit obligation as of October 31, 2016	$14,511
Actuarial gain	(156)
Interest cost	561
Benefits paid	(916)
Projected benefit obligation as of October 31, 2017	14,000
Actuarial gain	(749)
Interest cost	539
Benefits paid	(900)
Projected benefit obligation as of October 31, 2018	$12,890

Change in plan assets:
Fair value of plan assets as of October 31, 2016	$10,510
Actual return on plan assets	1,048
Employer contributions	428
Benefits paid	(916)
Fair value of plan assets as of October 31, 2017	11,070
Actual return on plan assets	(151)
Employer contributions	360
Benefits paid	(900)
Fair value of plan assets as of October 31, 2018	$10,379

Funded status as of October 31, 2017	($2,930)
Funded status as of October 31, 2018	($2,511)

The $2.5 million and $2.9 million difference between the projected benefit obligation and fair value of plan assets as of October 31, 2018 and October 31, 2017, respectively, is included in other long-term liabilities within the Company's Consolidated Balance Sheets. Additionally, the Plan experienced a $.1 million unrealized loss during fiscal 2018 and a $.5 million unrealized gain during fiscal 2017, that were recognized in other comprehensive income (loss) and reported net of less than $.1 million and $.2 million of tax in fiscal 2018 and 2017, respectively. The total unrealized loss in accumulated other comprehensive loss that has yet to be recognized as a component of net periodic pension income (expense) as of October 31, 2018 is $1.8 million (pre-tax).

Weighted average assumptions used to determine the projected benefit obligation are as follows:

	As of October 31,
	2018	2017
Discount rate	4.49%	3.98%

Index

Weighted average assumptions used to determine net pension income are as follows:

	Year ended October 31,
	2018	2017	2016
Discount rate	3.98%	3.99%	4.47%
Expected return on plan assets	6.75%	6.75%	6.75%

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

Components of net pension income that were recorded within the Company's Consolidated Statements of Operations are as follows (in thousands):

	Year ended October 31,
	2018	2017	2016
Expected return on plan assets	$728	$688	$702
Less: Interest cost	(539)	(561)	(613)
Less: Amortization of unrealized loss	(17)	(46)	—
Net pension income	$172	$81	$89

The Company anticipates making contributions of $1.0 million to the Plan during fiscal 2019. Estimated future benefit payments to be made during each of the next five fiscal years and in aggregate during the succeeding five fiscal years are as follows (in thousands):

Year ending October 31,
2019	$930
2020	929
2021	897
2022	877
2023	869
2024-2028	4,329

Index

The fair value of the Plan's assets are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed income securities	$5,276	$—	$—	$5,276
Equity securities	5,006	—	—	5,006
Money market funds and cash	97	—	—	97
	$10,379	$—	$—	$10,379

	As of October 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed income securities	$5,382	$—	$—	$5,382
Equity securities	5,593	—	—	5,593
Money market funds and cash	95	—	—	95
	$11,070	$—	$—	$11,070

Fixed income securities consist of investments in mutual funds. Equity securities consist of investments in common stocks, mutual funds and exchange traded funds.

The Plan's actual and targeted asset allocations by investment category are as follows:

	As of October 31,
	2018		2017
	Actual	Target	Actual	Target
Fixed income securities	51%	50%	49%	50%
Equity securities	48%	50%	50%	50%
Money market funds and cash	1%	—%	1%	—%
	100%	100%	100%	100%

Index

11.    REDEEMABLE NONCONTROLLING INTERESTS

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2025.  The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  As of October 31, 2018, management’s estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is approximately $132.0 million.  The actual Redemption Amount will likely be different.  The aggregate Redemption Amount of all Put Rights was determined using probability adjusted internal estimates of future earnings of the Company’s subsidiaries with Put Rights while considering the earliest exercise date, the measurement period and any applicable fair value adjustments.  The portion of the estimated Redemption Amount as of October 31, 2018 redeemable at fair value is approximately $83.5 million and the portion redeemable based solely on a multiple of future earnings is approximately $48.5 million.

A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries as of October 31, 2018 is as follows:

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period (Years)
2005	ETG	95.9%	2019 (1)	4 (2)
2006	FSG	80.1%	2019 (1)	4
2008	FSG	82.3%	2019 (1)	5
2009	ETG	82.5%	2019 (1)	1
2012	ETG	78.0%	2019 (1)	2
2012	FSG	84.0%	2019 (1)	4
2012	FSG	80.1%	2019 (1)	4
2015	FSG	80.0%	2019	4
2015	FSG	80.1%	2020	4
2015	ETG	80.1%	2020	2
2015	FSG	80.1%	2022	4
2017	FSG	80.1%	2022	2 (3)
2018	ETG	85.0%	2021	1

(1) Currently puttable
(2) A portion is to be purchased in a lump sum
(3) The second purchase is to be made two years after the first Put Right Year

The estimated aggregate Redemption Amount of the Put Rights that are currently puttable or becoming puttable during fiscal 2019 is approximately $61.3 million, of which approximately

Index

$27.7 million would be payable in fiscal 2019 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2019. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same purchase period as the Put Rights.

During fiscal 2016, the holders of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2011 exercised their option to cause the Company to purchase their interests over a two-year period ending in fiscal 2017.  Accordingly, the Company’s ownership interest in the subsidiary increased to 100% effective March 2017. The $3.8 million and $3.6 million Redemption Amounts for the redeemable noncontrolling interests acquired in fiscal 2017 and 2016, respectively, were paid using cash provided by operating activities.

12.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2018	2017	2016
Numerator:
Net income attributable to HEICO	$259,233	$185,985	$156,192

Denominator:
Weighted average common shares outstanding - basic	132,543	131,703	130,948
Effect of dilutive stock options	4,153	3,885	2,197
Weighted average common shares outstanding - diluted	136,696	135,588	133,145

Net income per share attributable to HEICO shareholders:
Basic	$1.96	$1.41	$1.19
Diluted	$1.90	$1.37	$1.17

Anti-dilutive stock options excluded	512	799	1,133

Index

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
2018	$404,410	$430,602	$465,825	$476,884
2017	$343,432	$368,657	$391,500	$421,224
Gross profit:
2018	$154,791	$167,857	$181,609	$186,458
2017	$125,417	$140,382	$148,897	$160,029
Net income from consolidated operations:
2018	$71,695	$66,011	$73,899	$74,081
2017	$46,265	$50,833	$51,475	$59,087
Net income attributable to HEICO:
2018	$65,152	$59,618	$67,086	$67,377
2017	$40,927	$45,686	$45,698	$53,674
Net income per share attributable to HEICO:
Basic:
2018	$.49	$.45	$.51	$.51
2017	$.31	$.35	$.35	$.41
Diluted:
2018	$.48	$.44	$.49	$.49
2017	$.30	$.34	$.34	$.39

During the first quarter of fiscal 2018, the U.S. government enacted significant changes to existing tax law resulting in the Company recording a provisional discrete tax benefit from remeasuring its U.S. federal net deferred tax liabilities that was partially offset by a provisional discrete tax expenses related to a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. The net impact of these provisional amounts increased net income attributable to HEICO by $11.9 million, or $.09 per basic and dilute share. See Note 6, Income Taxes, for additional information regarding changes to existing tax law.
During the first quarter of fiscal 2017, the Company adopted ASU 2016-09, resulting in the recognition of a $3.1 million discrete income tax benefit and a 1,220,000 increase in the Company's weighted average number of diluted common shares outstanding, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million, or $.02 per basic and $.01 per diluted share.
Due to changes in the average number of common shares outstanding, net income per share attributable to HEICO for the full fiscal year may not equal the sum of the four individual quarters.

Index

14.    OPERATING SEGMENTS

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HEICO Flight Support Corp. and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries. The Company's operating segment reporting structure is consistent with how management reviews the business, makes investing and resource decisions and assesses operating performance. Additionally, characteristics such as similarity of products, customers, economic characteristics and various other factors are considered when identifying the Company's operating segments. The FSG designs, manufactures, repairs, overhauls and distributes jet engine and aircraft component replacement parts.  The parts and services are approved by the FAA.  The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the FSG engineers, designs and manufactures thermal insulation blankets and parts and is a leading distributor of aviation electrical interconnect products and electromechanical parts. The ETG collectively designs and manufactures electronic, microwave, and electro-optical equipment and components, three-dimensional microelectronic and stacked memory products, high-speed interface products, high voltage interconnection devices, high voltage advanced power electronics products, power conversion products, underwater locator beacons, emergency locator transmission beacons, electromagnetic interference shielding, traveling wave tube amplifiers, harsh environment electronic connectors and other interconnect products, communications and electronic intercept receivers and tuners, crashworthy and ballistically self-sealing auxiliary fuel systems for military rotorcraft, radio frequency (RF) and microwave amplifiers, transmitters and receivers, satellite microwave modules and integrated subsystems and high performance active antenna systems primarily for the aviation, defense, space, medical, telecommunications and electronics industries.

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

Index

Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	FSG	ETG
Year ended October 31, 2018:
Net sales	$1,097,937	$701,827	($22,043)	$1,777,721
Depreciation	13,322	9,225	692	23,239
Amortization	19,530	33,339	1,083	53,952
Operating income	206,623	204,508	(34,886)	376,245
Capital expenditures	13,074	9,531	19,266	41,871
Total assets	1,093,858	1,391,997	167,541	2,653,396

Year ended October 31, 2017:
Net sales	$967,540	$574,261	($16,988)	$1,524,813
Depreciation	13,042	8,609	227	21,878
Amortization	18,026	24,167	752	42,945
Operating income	179,278	157,451	(30,071)	306,658
Capital expenditures	15,665	10,100	233	25,998
Total assets	1,042,925	1,339,363	130,143	2,512,431

Year ended October 31, 2016:
Net sales	$875,870	$511,272	($10,884)	$1,376,258
Depreciation	12,113	8,030	218	20,361
Amortization	16,590	22,664	662	39,916
Operating income	163,427	126,031	(24,113)	265,345
Capital expenditures	18,434	11,962	467	30,863
Total assets	877,672	1,015,696	105,044	1,998,412

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

The following table summarizes the Company’s net sales to external customers by product lines included in each operating segment (in thousands):

	Year ended October 31,
	2018	2017	2016
Flight Support Group:
Aftermarket replacement parts (1)	$582,562	$489,644	$405,108
Repair and overhaul parts and services (2)	286,454	270,482	251,357
Specialty products (3)	228,921	207,414	219,405
Total net sales	1,097,937	967,540	875,870

Electronic Technologies Group:
Electronic component parts for defense, space and aerospace equipment (4)	547,088	420,991	371,297
Electronic component parts for equipment in various other industries (5)	154,739	153,270	139,975
Total net sales	701,827	574,261	511,272

Other, primarily corporate and intersegment	(22,043)	(16,988)	(10,884)

Total consolidated net sales	$1,777,721	$1,524,813	$1,376,258

(1)	Includes various jet engine and aircraft component replacement parts.

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

(4)
Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, three-dimensional microelectronic and stacked memory products, crashworthy and ballistically self-sealing auxiliary fuel systems, radio frequency (RF) and microwave amplifiers, transmitters and receivers, high performance communications and electronic intercept receivers and tuners and high performance active antenna systems.

(5)
Includes various component parts such as electromagnetic and radio interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products and custom molded cable assemblies.

Index

Major Customer and Geographic Information

The Company markets its products and services in approximately 115 countries.  The following table summarizes the Company’s net sales to customers located in the United States and to those in other countries for each of the last three fiscal years ended October 31 (in thousands).  Net sales are attributed to countries based on the location of the customer.  Net sales to any one customer or originating from any one foreign country did not account for 10% or more of the Company’s consolidated net sales during any of the last three fiscal years.  The following table also summarizes the Company’s long-lived assets held within and outside of the United States as of October 31 of the last three fiscal years (in thousands).  Long-lived assets consist of net property, plant and equipment.

	2018	2017	2016
Net Sales:
United States of America	$1,127,998	$1,007,491	$904,670
Other countries	649,723	517,322	471,588
Total net sales	$1,777,721	$1,524,813	$1,376,258

Long-lived assets:
United States of America	$124,225	$97,367	$94,889
Other countries	30,514	32,516	26,722
Total long-lived assets	$154,739	$129,883	$121,611

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

Future minimum payments under non-cancelable operating leases for the next five fiscal years and thereafter are estimated to be as follows (in thousands):

Year ending October 31,
2019	$14,961
2020	14,991
2021	14,147
2022	12,546
2023	7,334
Thereafter	18,007
Total minimum lease commitments	$81,986

Total rent expense charged to operations for operating leases in fiscal 2018, 2017 and 2016 amounted to $17.5 million, $15.6 million and $14.7 million, respectively.

Guarantees

As of October 31, 2018, the Company has arranged for standby letters of credit aggregating $4.3 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Index

Product Warranty

Changes in the Company’s product warranty liability in fiscal 2018 and 2017 are as follows (in thousands):

	Year ended October 31,
	2018	2017
Balances as of beginning of year	$2,921	$3,351
Accruals for warranties	2,720	2,254
Acquired warranty liabilities	320	—
Warranty claims settled	(2,655)	(2,684)
Balances as of end of year	$3,306	$2,921

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

16.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2018, 2017 and 2016 (in thousands):

	Year ended October 31,
	2018	2017	2016
Cash paid for income taxes	$90,488	$95,851	$87,486
Cash received from income tax refunds	(1,510)	(2,953)	(1,906)
Cash paid for interest	19,233	9,631	8,288
Contingent consideration	—	13,797	1,225
Additional purchase consideration	(407)	220	—
Property, plant and equipment acquired through capital lease obligations	7,166	37	1,111

Index

17.    SUBSEQUENT EVENTS

In November 2018, the Company, through HEICO Electronic, acquired all of the stock of Specialty Silicone Products, Inc. ("SSP"). SSP designs and manufactures silicone material for a variety of demanding applications, used in aerospace, defense, research, oil and gas, testing, pharmaceuticals and other markets. The purchase price of this acquisition was paid in cash principally using proceeds from the Company's revolving credit facility and the total consideration for the acquisition is not material or significant to the Company’s consolidated financial statements.

In November 2018, the Company, through HEICO Electronic, acquired 93% of the stock of Apex Micotechnology, Inc. ("Apex"). Apex designs and manufactures precision power analog monolithic, hybrid and open frame components for a certain wide range of aerospace, defense, industrial, measurement, medical and test applications. The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility and the total consideration for the acquisition is not material or significant to the Company’s consolidated financial statements.

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

Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2018.

Index

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude SST Components, Inc., Optical Display Engineering, the Emergency Locator Transmitter Beacon product line of Instrumar Limited, Sensor Technology Engineering, Inc., and Interface Display & Controls, Inc. (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2018. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. The aggregate assets and net sales of the Excluded Acquisitions constituted 2.7% and .8% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2018, respectively.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2018.  A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made several acquisitions during fiscal 2018 and is in the process of integrating each one into its overall internal control over financial reporting process.

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Index

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2018 of the Company and our report dated December 20, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SST Components, Inc., Optical Display Engineering, the Emergency Locator Transmitter Beacon product line of Instrumar Limited, Sensor Technology Engineering, Inc., and Interface Displays & Controls, Inc., (collectively, the "Excluded Acquisitions") which were acquired during the year ended October 31, 2018 and whose financial statements constitute 2.7% of total assets and 0.8% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2018, respectively. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of

Index

the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 20, 2018

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the members of the Board of Directors of the Company, including the Finance/Audit Committee of the Board of Directors, the independence of its members and the "audit committee financial expert" as defined by the Securities and Exchange Commission ("Commission"), as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2018.

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

Index

Item 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2018.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of October 31, 2018 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	6,400	$23.19	4,612
Equity compensation plans not approved by security holders	—	—	—
Total	6,400	$23.19	4,612
__________________

(1)
Represents aggregated information pertaining to our four equity compensation plans: the HEICO Corporation 2018 Incentive Compensation Plan, the 2012 Incentive Compensation Plan, the 2002 Stock Option Plan and the Non-Qualified Stock Option Plan.  See Note 9, Share-Based Compensation, of the Notes to Consolidated Financial Statements for further information regarding these plans.

(2)
Shares are available for future grant in column (c) solely under the HEICO Corporation 2018 Incentive Compensation Plan, under a formula that counts one share against the available share reserve for each one share subject to a stock option or stock appreciation right, and counts 2.5 shares against the available share reserve for each one share subject to a restricted stock award, a restricted stock unit award, a free-standing dividend equivalent award, or any other stock-based award or a performance award denominated in shares. Additionally, the 4,612 remaining number of securities available for future issuance may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.

Index

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2018.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services by the principal accountant is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2018.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements
The following consolidated financial statements of the Company and subsidiaries and report of independent registered public accounting firm are included in Part II, Item 8:
(a)(2)    Financial Statement Schedules
The following financial statement schedule of the Company and subsidiaries is included herein:

Schedule II – Valuation and Qualifying Accounts	119
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

3.6	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 26, 2012, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2012. *

3.7	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 16, 2018, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 20, 2018. *

3.8	—	Amended and Restated Bylaws of the Registrant, effective as of September 22, 2014, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 25, 2014. *

10.1#	—
HEICO Savings and Investment Plan, as amended and restated effective as of January 1, 2012 is incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended January 31, 2013. *

10.2#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985. *

10.3#	—	HEICO Corporation Amended and Restated 2002 Stock Option Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008. *

Index

Exhibit		Description

10.4#	—	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012. *

10.5#	—	HEICO Corporation 2018 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 20, 2018. *

10.6#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992. *

10.7#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2009. *

10.8#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2017, is incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended October 31, 2016. *

10.9#	—
Employment Agreement and Non-Competition and Non-Solicitation Agreement, effective June 1, 2012, by and between HEICO Corporation and Carlos Macau is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 1, 2012. *

10.10	—
Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to Form 10-K/A for the year ended October 31, 1997. *

10.11	—
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

10.12	—
First Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2012. *

10.13	—
Second Amendment to Revolving Credit Agreement, effective as of December 11, 2012, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 14, 2012. *

10.14	—
Third Amendment to Revolving Credit Agreement, effective as of February 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2013. *

Index

Exhibit		Description

10.15	—
Fourth Amendment to Revolving Credit Agreement, effective as of November 22, 2013, among HEICO Corporation, as Borrower, the Lenders from time to time party hereto and SunTrust Bank, as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 27, 2013. *

10.16	—
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

10.17	—
Interest Purchase Agreement by and among ASP-Robertson LLC, Robertson Fuel Systems, L.L.C., and HEICO Electronic Technologies Corp., dated as of December 18, 2015, is incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarterly period ended January 31, 2016. *

10.18	—
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

21	—	Subsidiaries of HEICO Corporation. **

23	—	Consent of Independent Registered Public Accounting Firm. **

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	—	Section 1350 Certification of Chief Executive Officer. ***

32.2	—	Section 1350 Certification of Chief Financial Officer. ***

101.INS	—	The Instance Document Does Not Appear in the Interactive Data File Because its XBRL Tags Are Embedded Within the Inline XBRL Document. **

101.SCH	—	XBRL Taxonomy Extension Schema Document. **

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. **

Index

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16.  FORM 10-K SUMMARY

None

HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2018	2017	2016
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$3,006	$3,159	$2,038
Additions charged to costs and expenses	492	7	390
Additions (credited) charged to other accounts (a)	(13)	298	973
Deductions (b)	(227)	(458)	(242)
Allowance as of end of year	$3,258	$3,006	$3,159

(a)	Principally additions from acquisitions and foreign currency translation adjustments.

(b)	Principally write-offs of uncollectible accounts receivable, net of recoveries.

	Year ended October 31,
	2018	2017	2016
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$92,148	$81,449	$69,654
Additions charged to costs and expenses	9,227	6,284	10,270
Additions charged to other accounts (a)	1,270	6,264	6,268
Deductions (b)	(7,254)	(1,849)	(4,743)
Reserves as of end of year	$95,391	$92,148	$81,449

(a)	Principally additions from acquisitions and foreign currency translation adjustments.

(b)	Principally write-offs of slow-moving, obsolete or damaged inventory.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 20, 2018	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 20, 2018
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 20, 2018
Thomas M. Culligan

/s/ ADOLFO HENRIQUES	Director	December 20, 2018
Adolfo Henriques

/s/ MARK H. HILDEBRANDT	Director	December 20, 2018
Mark H. Hildebrandt

/s/ ERIC A. MENDELSON	Co-President and Director	December 20, 2018
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 20, 2018
Victor H. Mendelson

/s/ JULIE NEITZEL	Director	December 20, 2018
Julie Neitzel

/s/ ALAN SCHRIESHEIM	Director	December 20, 2018
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 20, 2018
Frank J. Schwitter