Form 10-Q
period 2019-01-31
HEICO CORP
filed 2019-02-28
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 26, 2019 is as follows:

Common Stock, $.01 par value	53,362,618	shares
Class A Common Stock, $.01 par value	79,604,916	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$57,856	$59,599
Accounts receivable, net	237,800	237,286
Contract assets	47,093	14,183
Inventories, net	406,348	401,553
Prepaid expenses and other current assets	30,328	21,187
Total current assets	779,425	733,808

Property, plant and equipment, net	169,279	154,739
Goodwill	1,170,401	1,114,832
Intangible assets, net	529,191	506,360
Other assets	148,718	143,657
Total assets	$2,797,014	$2,653,396

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$865	$859
Trade accounts payable	89,545	107,219
Accrued expenses and other current liabilities	133,705	171,514
Income taxes payable	—	2,837
Total current liabilities	224,115	282,429

Long-term debt, net of current maturities	607,656	531,611
Deferred income taxes	59,133	46,644
Other long-term liabilities	165,360	157,658
Total liabilities	1,056,264	1,018,342

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	138,995	132,046

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 53,363 and 53,355 shares issued and outstanding	534	534
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 79,593 and 79,576 shares issued and outstanding	796	796
Capital in excess of par value	324,395	320,994
Deferred compensation obligation	4,043	3,928
HEICO stock held by irrevocable trust	(4,043)	(3,928)
Accumulated other comprehensive loss	(11,069)	(15,256)
Retained earnings	1,174,811	1,091,183
Total HEICO shareholders’ equity	1,489,467	1,398,251
Noncontrolling interests	112,288	104,757
Total shareholders’ equity	1,601,755	1,503,008
Total liabilities and equity	$2,797,014	$2,653,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2019	2018

Net sales	$466,146	$404,410

Operating costs and expenses:
Cost of sales	283,909	249,619
Selling, general and administrative expenses	84,290	75,231

Total operating costs and expenses	368,199	324,850

Operating income	97,947	79,560

Interest expense	(5,489)	(4,725)
Other (expense) income	(332)	360

Income before income taxes and noncontrolling interests	92,126	75,195

Income tax expense	4,100	3,500

Net income from consolidated operations	88,026	71,695

Less: Net income attributable to noncontrolling interests	8,694	6,543

Net income attributable to HEICO	$79,332	$65,152

Net income per share attributable to HEICO shareholders:
Basic	$.60	$.49
Diluted	$.58	$.48

Weighted average number of common shares outstanding:
Basic	132,933	132,048
Diluted	136,978	136,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2019	2018

Net income from consolidated operations	$88,026	$71,695
Other comprehensive income:
Foreign currency translation adjustments	4,374	15,963
Amortization of unrealized loss on defined benefit pension plan, net of tax	6	4
Total other comprehensive income	4,380	15,967
Comprehensive income from consolidated operations	92,406	87,662
Net income attributable to noncontrolling interests	8,694	6,543
Foreign currency translation adjustments attributable to noncontrolling interests	193	994
Comprehensive income attributable to noncontrolling interests	8,887	7,537
Comprehensive income attributable to HEICO	$83,519	$80,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2018	$132,046	$534	$796	$320,994	$3,928	($3,928)	($15,256)	$1,091,183	$104,757	$1,503,008
Cumulative effect from adoption of ASC 606 (see Note 1)	819	—	—	—	—	—	—	13,373	326	13,699
Comprehensive income	3,639	—	—	—	—	—	4,187	79,332	5,248	88,767
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(9,305)	—	(9,305)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,046	—	—	—	—	—	1,046
Share-based compensation expense	—	—	—	2,439	—	—	—	—	—	2,439
Proceeds from stock option exercises	—	—	—	66	—	—	—	—	—	66
Redemptions of common stock related to share-based compensation	—	—	—	(150)	—	—	—	—	—	(150)
Noncontrolling interests assumed related to acquisitions	5,116	—	—	—	—	—	—	—	2,355	2,355
Distributions to noncontrolling interests	(2,397)	—	—	—	—	—	—	—	(398)	(398)
Adjustments to redemption amount of redeemable noncontrolling interests	(228)	—	—	—	—	—	—	228	—	228
Deferred compensation obligation	—	—	—	—	115	(115)	—	—	—	—
Balances as of January 31, 2019	$138,995	$534	$796	$324,395	$4,043	($4,043)	($11,069)	$1,174,811	$112,288	$1,601,755

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2017	$131,123	$338	$507	$326,544	$3,118	($3,118)	($10,556)	$844,247	$87,212	$1,248,292
Comprehensive income	3,952	—	—	—	—	—	14,973	65,152	3,585	83,710
Cash dividends ($.056 per share)	—	—	—	—	—	—	—	(7,395)	—	(7,395)
Five-for-four common stock split	—	84	127	(211)	—	—	—	—	—	—
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	980	—	—	—	—	—	980
Share-based compensation expense	—	—	—	2,165	—	—	—	—	—	2,165
Proceeds from stock option exercises	—	—	1	1,424	—	—	—	—	—	1,425
Distributions to noncontrolling interests	(1,688)	—	—	—	—	—	—	—	(194)	(194)
Adjustments to redemption amount of redeemable noncontrolling interests	(2,026)	—	—	—	—	—	—	2,026	—	2,026
Other	994	—	—	(994)	—	—	—	—	(1)	(995)
Balances as of January 31, 2018	$132,355	$422	$635	$329,908	$3,118	($3,118)	$4,417	$904,030	$90,602	$1,330,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2019	2018
Operating Activities:
Net income from consolidated operations	$88,026	$71,695
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	20,037	19,024
Share-based compensation expense	2,439	2,168
Employer contributions to HEICO Savings and Investment Plan	2,153	1,860
Increase (decrease) in accrued contingent consideration	1,862	(3,195)
Deferred income tax provision (benefit)	3,798	(17,292)
Payment of contingent consideration	(67)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	4,982	18,272
Decrease (increase) in contract assets	7,270	(3,809)
Increase in inventories	(24,284)	(18,301)
Increase in prepaid expenses and other current assets	(7,921)	(5,403)
Decrease in trade accounts payable	(19,832)	(9,734)
Decrease in accrued expenses and other current liabilities	(34,537)	(18,477)
(Decrease) increase in income taxes payable	(3,636)	7,630
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	9,143	6,696
Other	133	771
Net cash provided by operating activities	49,566	51,905

Investing Activities:
Acquisitions, net of cash acquired	(101,039)	(6,126)
Investments related to HEICO Leadership Compensation Plan	(8,700)	(6,900)
Capital expenditures	(5,907)	(7,577)
Other	72	(2,790)
Net cash used in investing activities	(115,574)	(23,393)

Financing Activities:
Borrowings on revolving credit facility	93,000	—
Payments on revolving credit facility	(17,000)	(5,000)
Cash dividends paid	(9,305)	(7,395)
Revolving credit facility issuance costs	—	(4,067)
Distributions to noncontrolling interests	(2,795)	(1,882)
Payment of contingent consideration	(283)	(300)
Redemptions of common stock related to stock option exercises	(150)	—
Proceeds from stock option exercises	66	1,425
Other	29	(114)
Net cash provided by (used in) financing activities	63,562	(17,333)

Effect of exchange rate changes on cash	703	2,443

Net (decrease) increase in cash and cash equivalents	(1,743)	13,622
Cash and cash equivalents at beginning of year	59,599	52,066
Cash and cash equivalents at end of period	$57,856	$65,688
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. The October 31, 2018 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Certain prior year amounts have been reclassified to conform to the current year presentation principally to reflect the adoption of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," in the first quarter of fiscal 2019 and the adoption of ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," in the fourth quarter of fiscal 2018.

Stock Split

All applicable fiscal 2018 share and per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in June 2018.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, which, as amended, was codified as Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers" (“ASC 606”). ASC 606 provides a comprehensive

Index

new revenue recognition model that supersedes nearly all existing revenue recognition guidance. Under ASC 606, an entity recognizes revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

The Company adopted ASC 606 as of November 1, 2018 using the modified retrospective method and recognized the cumulative effect of initially applying ASC 606 to all uncompleted contracts on the date of adoption as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and remains as previously reported in accordance with ASC Topic 605, "Revenue Recognition."

ASC 606 impacts the timing of revenue recognition for certain contracts under which the Company produces products with no alternative use and for which it has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date. ASC 606 also impacts the timing of revenue recognition for certain other contracts under which the Company creates or enhances customer-owned assets while performing repair and overhaul services. For these two types of contracts, the Company now recognizes revenue using an over-time recognition model as opposed to generally recognizing revenue at the time of shipment under previous guidance. See Note 6, Revenue, for additional information regarding the Company's revenue recognition policies and disclosures required by ASC 606.

The following table presents the cumulative effect of adopting ASC 606 on the Company's Condensed Consolidated Balance Sheet as of November 1, 2018 (in thousands):

	As Reported	Impact of	As Adjusted
	Under ASC 605	ASC 606	Under ASC 606
	October 31, 2018	Adoption	November 1, 2018
Assets
Contract assets	$14,183	$40,089	$54,272
Inventories, net	401,553	(29,412)	372,141
Prepaid expenses and other current assets	21,187	(489)	20,698

Liabilities
Accrued expenses and other current liabilities	$171,514	($8,588)	$162,926
Deferred income taxes	46,644	4,258	50,902

Redeemable noncontrolling interests	$132,046	$819	$132,865

Shareholders' equity
Retained earnings	$1,091,183	$13,373	$1,104,556
Noncontrolling interests	104,757	326	105,083

Index

The following table presents the impact of adopting ASC 606 on the Company's Condensed Consolidated Balance Sheet as of January 31, 2019 (in thousands):

	As of January 31, 2019
	As Reported	Effect of	As Adjusted
	Under ASC 606	ASC 606	Under ASC 605
Assets
Contract assets	$47,093	($39,757)	$7,336
Inventories, net	406,348	30,292	436,640
Prepaid expenses and other current assets	30,328	323	30,651

Liabilities
Accrued expenses and other current liabilities	$133,705	$8,263	$141,968
Deferred income taxes	59,133	(3,988)	55,145

Redeemable noncontrolling interests	$138,995	($797)	$138,198

Shareholders' equity
Retained earnings	$1,174,811	($12,203)	$1,162,608
Noncontrolling interests	112,288	(417)	111,871

The impact of adopting ASC 606 on the Company's Condensed Consolidated Statement of Operations was not material for the three months ended January 31, 2019.

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

Index

permitted. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

2.     ACQUISITIONS

In November 2018, the Company, through a subsidiary of HEICO Electronic, acquired an additional equity interest in Freebird Semiconductor Corporation ("Freebird"), which increased the Company's aggregate equity interest in Freebird to greater than 50%. Accordingly, the Company began consolidating the operating results of Freebird as of the acquisition date. Prior to this transaction, the Company accounted for its investment in Freebird under the equity method. Freebird is a fabless design and manufacturing company that offers advanced high-reliability wide-band gap power switching technology. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In November 2018, the Company, through HEICO Electronic, acquired 92.7% of the stock of Apex Microtechnology, Inc. ("Apex"). Apex designs and manufactures precision power analog monolithic, hybrid and open frame components for a certain wide range of aerospace, defense, industrial, measurement, medical and test applications. The remaining 7.3% interest continues to be owned by certain members of Apex's management team (see Note 3, Redeemable Noncontrolling Interests, for additional information). The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility.

In November 2018, the Company, through HEICO Electronic, acquired all of the stock of Specialty Silicone Products, Inc. ("SSP"). SSP designs and manufactures silicone material for a variety of demanding applications used in aerospace, defense, research, oil and gas, testing, pharmaceuticals and other markets. The purchase price of this acquisition was paid in cash principally using proceeds from the Company's revolving credit facility.

The following table summarizes the aggregate total consideration for the Company's fiscal 2019 acquisitions (in thousands):

Cash paid	$102,491
Less: cash acquired	(1,452)
Cash paid, net	101,039
Fair value of existing equity interest	1,443
Additional purchase consideration	(134)
Total consideration	$102,348

Index

The following table summarizes the allocation of the aggregate total consideration for the Company's fiscal 2019 acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$55,020
Customer relationships	15,710
Property, plant and equipment	14,905
Intellectual property	11,923
Inventories	8,403
Trade names	7,190
Accounts receivable	5,176
Other assets	296
Total assets acquired, excluding cash	118,623

Liabilities assumed:
Deferred income taxes	4,284
Accrued expenses	2,173
Accounts payable	1,840
Other liabilities	506
Total liabilities assumed	8,803

Noncontrolling interests in consolidated subsidiaries	7,472

Net assets acquired, excluding cash	$102,348

The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's fiscal 2019 acquisitions (in years):

Customer relationships	11
Intellectual property	17

The allocation of the total consideration for the Company's fiscal 2019 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocations to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate

Index

recognition, which, in the case of Apex and Freebird benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interest in Apex and Freebird was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the fiscal 2019 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2019 acquisitions included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2019 is not material. Had the fiscal 2019 acquisitions occurred as of November 1, 2017, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the three months ended January 31, 2019 and 2018 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2019	October 31, 2018
Accounts receivable	$241,739	$240,544
Less: Allowance for doubtful accounts	(3,939)	(3,258)
Accounts receivable, net	$237,800	$237,286

Inventories

(in thousands)	January 31, 2019	October 31, 2018
Finished products	$196,224	$192,758
Work in process	35,692	49,315
Materials, parts, assemblies and supplies	174,432	158,039
Contracts in process	—	1,649
Less: Billings to date	—	(208)
Inventories, net of valuation reserves	$406,348	$401,553

Prior to the adoption of ASC 606, contracts in process represented accumulated capitalized costs associated with fixed price contracts. Additionally, related progress billings and customer advances (“billings to date”) were classified as a reduction to contracts in process, if any, and any excess was included in accrued expenses and other liabilities. See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, and Note 6, Revenue, for additional information pertaining to the adoption of ASC 606.

Index

Property, Plant and Equipment

(in thousands)	January 31, 2019	October 31, 2018
Land	$7,297	$5,864
Buildings and improvements	110,860	101,424
Machinery, equipment and tooling	236,337	230,108
Construction in progress	6,821	5,044
	361,315	342,440
Less: Accumulated depreciation and amortization	(192,036)	(187,701)
Property, plant and equipment, net	$169,279	$154,739

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $14.2 million as of January 31, 2019 and $16.9 million as of October 31, 2018. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2019 and 2018 was $1.4 million and $2.5 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2019 and 2018 is as follows (in thousands):

	Three months ended January 31,
	2019	2018
R&D expenses	$15,200	$12,707

Redeemable Noncontrolling Interests

The holders of equity interests in certain of the Company's subsidiaries have rights ("Put Rights") that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2026. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the "Redemption Amount") be at fair value or a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. Management's estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is as follows (in thousands):

	January 31, 2019	October 31, 2018
Redeemable at fair value	$90,473	$83,524
Redeemable based on a multiple of future earnings	48,522	48,522
Redeemable noncontrolling interests	$138,995	$132,046

Index

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HEICO Electronic, acquired 92.7% of the stock of Apex in November 2018. As part of the shareholders' agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interests over a four-year period beginning in fiscal 2023, or sooner under certain conditions, and the Company has the right to purchase the same equity interests over the same period.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the three months ended January 31, 2019 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2018	($14,370)	($886)	($15,256)
Unrealized gain	4,181	—	4,181
Amortization of unrealized loss	—	6	6
Balances as of January 31, 2019	($10,189)	($880)	($11,069)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2019 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2018	$398,694	$716,138	$1,114,832
Goodwill acquired	—	55,020	55,020
Foreign currency translation adjustments	186	488	674
Adjustments to goodwill	(125)	—	(125)
Balances as of January 31, 2019	$398,755	$771,646	$1,170,401

The goodwill acquired pertains to the fiscal 2019 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2018 acquisitions. The Company estimates that $17 million of the goodwill acquired in fiscal 2019 will be deductible for income tax purposes.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2019			As of October 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$390,027	($144,444)	$245,583	$373,946	($135,359)	$238,587
Intellectual property	198,400	(59,982)	138,418	185,983	(56,055)	129,928
Licenses	6,559	(3,669)	2,890	6,559	(3,522)	3,037
Patents	1,027	(628)	399	927	(609)	318
Non-compete agreements	814	(814)	—	814	(814)	—
Trade names	466	(167)	299	466	(157)	309
	597,293	(209,704)	387,589	568,695	(196,516)	372,179
Non-Amortizing Assets:
Trade names	141,602	—	141,602	134,181	—	134,181
	$738,895	($209,704)	$529,191	$702,876	($196,516)	$506,360

The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of January 31, 2019 compared to October 31, 2018 principally relates to such intangible assets recognized in connection with the fiscal 2019 acquisitions (see Note 2, Acquisitions).

Amortization expense related to intangible assets for the three months ended January 31, 2019 and 2018 was $12.8 million and $12.4 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2019 is estimated to be $38.6 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $48.7 million in fiscal 2020, $45.9 million in fiscal 2021, $39.5 million in fiscal 2022, $34.4 million in fiscal 2023, $30.2 million in fiscal 2024, and $150.3 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2019	October 31, 2018
Borrowings under revolving credit facility	$599,000	$523,000
Capital leases and note payable	9,521	9,470
	608,521	532,470
Less: Current maturities of long-term debt	(865)	(859)
	$607,656	$531,611

Index

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of January 31, 2019 and October 31 2018, the weighted average interest rate on borrowings under the Company's revolving credit facility was 3.6% and 3.4%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2019, the Company was in compliance with all such covenants.

6.     REVENUE

The Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. The Company’s performance obligations are satisfied and control is transferred either at a point-in-time or over-time. The majority of the Company’s revenue is recognized at a point-in-time when control is transferred, which is generally evidenced by the shipment or delivery of the product to the customer, a transfer of title, a transfer of the significant risks and rewards of ownership, and customer acceptance. For certain contracts under which the Company produces products with no alternative use and for which it has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date and for certain other contracts under which the Company creates or enhances a customer-owned asset while performing repair and overhaul services, control is transferred to the customer over-time. The Company recognizes revenue using an over-time recognition model for these types of contracts.

Details of the products and services provided by the Company can be found within Disaggregation of Revenue which follows within this Note 6.

Contracts with Customers and Performance Obligations

The Company accounts for a contract with a customer when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance, and it is probable that the Company will collect the consideration to which it is entitled to receive. Customer payment terms related to the sale of products and the rendering of services vary by Company subsidiary and product line. The time between receipt of payment and recognition of revenue for satisfaction of the related performance obligation is not significant.

A performance obligation is a promise within a contract to transfer a distinct good or service to the customer in exchange for payment and is the unit of account for recognizing revenue. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation to transfer goods or services. For contracts with more than one performance obligation, the Company allocates the transaction price to each performance obligation based on its estimated standalone selling price. When standalone selling prices are not available, the transaction price is allocated using an expected cost plus margin approach as pricing for such contracts is typically negotiated on the basis of cost.

Index

The Company accounts for contract modifications prospectively when the remaining goods or services are distinct and on a cumulative catch-up basis when the remaining goods or services are not distinct.

The Company provides assurance type warranties on many of its products and services. Since customers cannot purchase such warranties independently of the products or services under contract and they are not priced separately, warranties are not separate performance obligations.
Contract Estimates

The Company utilizes the cost-to-cost method as a measure of progress for performance obligations that are satisfied over-time as it believes this input method best represents the transfer of control to the customer. Under this method, revenue for the current period is recorded at an amount equal to the ratio of costs incurred to date divided by total estimated contract costs multiplied by (i) the transaction price, less (ii) cumulative revenue recognized in prior periods. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.

Certain of the Company’s contracts give rise to variable consideration when they contain items such as customer rebates, credits, volume purchase discounts, penalties and other provisions that may impact the total consideration the Company will receive. The Company includes variable consideration in the transaction price generally by applying the most likely amount method of the consideration that it expects to be entitled to receive based on an assessment of all available information (i.e., historical experience, current and forecasted performance) and only to the extent it is probable that a significant reversal of revenue recognized will not occur when the uncertainty is resolved. The Company estimates variable consideration by applying the most likely amount method when there are a limited number of outcomes related to the resolution of the variable consideration.

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations for the three months ended January 31, 2019.

Practical Expedients and Optional Exemptions

The Company has elected the following practical expedients and optional exemptions allowed under ASC 606:

•
The majority of the Company’s performance obligations related to customer contracts are satisfied within one year. As such, the Company has elected to disclose remaining performance obligations only for contracts with an original duration of greater than one year.

Index

•
The Company has elected to record all shipping and handling activities as fulfillment activities. When revenue is recognized in advance of incurring shipping and handling costs, the costs related to the shipping and handling activities are accrued.

•
For certain contracts with similar characteristics and for which revenue is recognized using an over-time model, the Company uses a portfolio approach to estimate the amount of revenue to recognize. For each portfolio of contracts, the respective work in process and/or finished goods inventory balances are identified and the portfolio-specific margin is applied to estimate the pro rata portion of the transaction price to recognize in relation to the costs incurred. This approach is utilized only when the resulting revenue recognition is not expected to be materially different than if the accounting was applied to the individual contracts.

•
The Company does not adjust the amount of revenue to be recognized under a customer contract for the effects of the time value of money when the timing difference between receipt of payment and recognition of revenue for satisfaction of the related performance obligation is less than one year.

•	Sales commissions and any other costs of obtaining a customer contract with a duration of one year or less are expensed as incurred.

Contract Balances

Contract assets (unbilled receivables) represent revenue recognized on contracts using an over-time recognition model in excess of amounts invoiced to the customer. Contract liabilities (deferred revenue) represent customer advances and billings in excess of revenue recognized and are included within accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The Company’s contract assets and liabilities consisted of the following:

	January 31, 2019	November 1, 2018	Change

Contract assets	$47,093	$54,272	($7,179)
Contract liabilities	26,715	19,674	7,041
Net contract assets	$20,378	$34,598	($14,220)

The decrease in the Company's contract assets during the first quarter of fiscal 2019 mainly occurred within the ETG and principally reflects billings on certain customer contracts made during the quarter in excess of the amounts recorded as additional unbilled receivables for contracts using an over-time recognition model.

The increase in the Company's contract liabilities during the first quarter of fiscal 2019 mainly occurred within the ETG and principally reflects the receipt during the quarter of new

Index

customer deposits on certain customer contracts in excess of reductions to contract liabilities from customer deposits recognized as revenue.

The amount of revenue that the Company recognized during the first quarter of fiscal 2019 that was included in contract liabilities as of the beginning of fiscal 2019 was not material.

Remaining Performance Obligations

As of January 31, 2019, the Company had $308.2 million of remaining performance obligations pertaining to contracts with an original duration of greater than one year. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $183.7 million of this amount during the remainder of fiscal 2019 and $124.5 million thereafter, of which the majority is expected to occur in fiscal 2020. As of January 31, 2019, the remaining performance obligations under contracts with an original duration of one year or less pertain to the majority of the products offered by the Electronic Technologies Group and the Flight Support Group's specialty products product line and repair and overhaul parts and services product line.

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Three months ended January 31,
	2019	2018
Flight Support Group:
Aftermarket replacement parts (1)	$159,497	$134,288
Repair and overhaul parts and services (2)	67,163	68,324
Specialty products (3)	60,553	52,109
Total net sales	287,213	254,721

Electronic Technologies Group:
Electronic component parts for defense, space and aerospace equipment (4)	137,750	117,341
Electronic component parts for equipment in various other industries (5)	46,679	38,317
Total net sales	184,429	155,658

Other, primarily corporate and intersegment	(5,496)	(5,969)

Total consolidated net sales	$466,146	$404,410

(1)	Includes various jet engine and aircraft component replacement parts.

Index

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

(5)
Includes various component parts such as electromagnetic and radio interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies and silicone material for a variety of demanding applications.

The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Three months ended January 31,
	2019	2018
Flight Support Group:
Aerospace	$235,173	$209,591
Defense and Space	41,534	34,782
Other (1)	10,506	10,348
Total net sales	287,213	254,721

Electronic Technologies Group:
Defense and Space	115,219	97,082
Other (2)	49,915	43,053
Aerospace	19,295	15,523
Total net sales	184,429	155,658

Other, primarily corporate and intersegment	(5,496)	(5,969)

Total consolidated net sales	$466,146	$404,410

(1)	Principally industrial products.

(2)	Principally other electronics and medical products.

Index

7.     INCOME TAXES

In December 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to previous tax law, some of which became immediately effective in fiscal 2018 including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of the Company’s foreign subsidiaries. Certain other provisions of the Tax Act became effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and increased limitations on the deductibility of certain executive compensation. The provisions of the Tax Act that became effective for HEICO in fiscal 2019 did not have a material effect on the Company's income tax expense for the first quarter of fiscal 2019.

The Company’s effective tax rate in the first quarter of fiscal 2019 was 4.5% as compared to 4.7% in the first quarter of fiscal 2018. Income tax expense in both the first quarter of fiscal 2019 and fiscal 2018 was favorably impacted as a result of discrete tax benefits. The tax benefit from stock option exercises recognized in the first quarter of fiscal 2019 increased by $14.4 million compared to the first quarter of fiscal 2018. During the first quarter of fiscal 2018, the Company recognized a discrete tax benefit from the remeasurement of its U.S. federal net deferred tax liabilities that was partially offset by a discrete tax expense related to a one-time transition tax on the unremitted earnings of its foreign subsidiaries that resulted in an $11.9 million net discrete tax benefit.

Index

8.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$125,750	$—	$125,750
Money market funds	12,287	—	—	12,287
Equity securities	736	—	—	736
Mutual funds	92	—	—	92
Other	443	—	—	443
Total assets	$13,558	$125,750	$—	$139,308

Liabilities:
Contingent consideration	$—	$—	$22,462	$22,462

	As of October 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$123,255	$—	$123,255
Money market funds	3,560	—	—	3,560
Equity securities	3,179	—	—	3,179
Mutual funds	1,437	—	—	1,437
Other	1,306	—	—	1,306
Total assets	$9,482	$123,255	$—	$132,737

Liabilities:
Contingent consideration	$—	$—	$20,875	$20,875

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan ("HEICO LCP") principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the HEICO LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and mutual funds that are classified within Level 1. The assets of both plans are held within irrevocable trusts and

Index

classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $139.3 million as of January 31, 2019 and $132.7 million as of October 31, 2018, of which the LCP related assets were $138.0 million and $126.8 million as of January 31, 2019 and October 31, 2018, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $138.7 million as of January 31, 2019 and $131.7 million as of October 31, 2018, of which the LCP related liability was $137.4 million and $125.8 million as of January 31, 2019 and October 31, 2018, respectively.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet certain earnings objectives during the first six years following the acquisition. As of January 31, 2019, the estimated fair value of the contingent consideration was $14.5 million.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $1.4 million in aggregate during the first three years following the second anniversary of the acquisition should the acquired entity meet certain earnings objectives during this same time period. During fiscal 2019, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the third year following the acquisition. As of January 31, 2019, the estimated fair value of the remaining contingent consideration was $.9 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company is obligated to pay contingent consideration of €6.1 million, or $7.0 million, based on the actual operating results of the acquired entity during the fourth year following the acquisition, which it expects to pay in the second quarter of fiscal 2019. The increase in the fair value of the contingent consideration as of January 31, 2019 as compared to the €5.1 million, or $5.8 million, accrued as of October 31, 2018 is based on the higher actual than anticipated earnings of the acquired entity.

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

Index

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of January 31, 2019 were as follows:

	Fiscal 2017 Acquisition			Fiscal 2016 Acquisition
Compound annual revenue growth rate range	(4%)	-	7%	4%	-	13%
Weighted average discount rate	5.7%			4.9%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2019 are as follows (in thousands):

Liabilities
Balance as of October 31, 2018	$20,875
Increase in accrued contingent consideration	1,862
Payment of contingent consideration	(350)
Foreign currency transaction adjustments	75
Balance as of January 31, 2019	$22,462

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$7,489
Other long-term liabilities	14,973
$22,462

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2019.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2019 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

9.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2019	2018
Numerator:
Net income attributable to HEICO	$79,332	$65,152

Denominator:
Weighted average common shares outstanding - basic	132,933	132,048
Effect of dilutive stock options	4,045	4,342
Weighted average common shares outstanding - diluted	136,978	136,390

Net income per share attributable to HEICO shareholders:
Basic	$.60	$.49
Diluted	$.58	$.48

Anti-dilutive stock options excluded	760	770

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2019 and 2018, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2019:
Net sales	$287,213	$184,429	($5,496)	$466,146
Depreciation	3,355	2,606	251	6,212
Amortization	4,803	8,776	246	13,825
Operating income	52,880	51,602	(6,535)	97,947
Capital expenditures	2,849	3,058	—	5,907

Three months ended January 31, 2018:
Net sales	$254,721	$155,658	($5,969)	$404,410
Depreciation	3,292	2,274	62	5,628
Amortization	4,947	8,104	345	13,396
Operating income	45,869	43,220	(9,529)	79,560
Capital expenditures	2,297	1,743	3,537	7,577

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment as of January 31, 2019 and October 31, 2018 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2019	$1,098,267	$1,522,291	$176,456	$2,797,014
Total assets as of October 31, 2018	1,093,858	1,391,997	167,541	2,653,396

11. COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2019, the Company has arranged for standby letters of credit aggregating $4.3 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Index

Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2019 and 2018, respectively, are as follows (in thousands):

	Three months ended January 31,
	2019	2018
Balances as of beginning of fiscal year	$3,306	$2,921
Accruals for warranties	694	798
Acquired warranty liabilities	—	280
Warranty claims settled	(829)	(832)
Balances as of January 31	$3,171	$3,167

Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

12. SUBSEQUENT EVENTS
In February 2019, the Company, through HEICO Electronic, acquired 85% of the stock of Solid Sealing Technology, Inc. ("SST"). SST designs and manufactures high-reliability ceramic-to-metal feedthroughs and connectors for demanding environments within the defense, industrial, life science, medical, research, semiconductor, and other markets. The purchase price of this acquisition was paid in cash principally using proceeds from the Company's revolving credit facility and the total consideration for the acquisition is not material or significant to the Company’s condensed consolidated financial statements.

In February 2019, the Company through the Flight Support Group, acquired 80.1% of the stock of Decavo, LLC ("Decavo"). Decavo designs and produces complex composite parts and assemblies incorporated into camera and related sensor assemblies and UAV airframes used in demanding defense and civilian applications. The purchase price of this acquisition was paid in cash principally using cash provided by operating activities and the total consideration for the acquisition is not material or significant to the Company’s condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2018. There have been no material changes to our critical accounting policies during the three months ended January 31, 2019 other than the adoption of Accounting Standards Update 2014-09, which, as amended, was codified as Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers" (“ASC 606”). ASC 606 principally impacts the timing of revenue recognition for two types of our customer contracts. See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, and Note 6, Revenue, of the Notes to Condensed Consolidated Financial Statements for additional information.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the three months ended January 31, 2019 have been affected by the fiscal 2019 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

All applicable fiscal 2018 share and per share information has been adjusted retrospectively to reflect a 5-for-4 stock split effected in June 2018.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2019	2018
Net sales	$466,146	$404,410
Cost of sales	283,909	249,619
Selling, general and administrative expenses	84,290	75,231
Total operating costs and expenses	368,199	324,850
Operating income	$97,947	$79,560

Net sales by segment:
Flight Support Group	$287,213	$254,721
Electronic Technologies Group	184,429	155,658
Intersegment sales	(5,496)	(5,969)
	$466,146	$404,410

Operating income by segment:
Flight Support Group	$52,880	$45,869
Electronic Technologies Group	51,602	43,220
Other, primarily corporate	(6,535)	(9,529)
	$97,947	$79,560

Net sales	100.0%	100.0%
Gross profit	39.1%	38.3%
Selling, general and administrative expenses	18.1%	18.6%
Operating income	21.0%	19.7%
Interest expense	(1.2%)	(1.2%)
Other (expense) income	(.1%)	.1%
Income tax expense	.9%	.9%
Net income attributable to noncontrolling interests	1.9%	1.6%
Net income attributable to HEICO	17.0%	16.1%

Index

Comparison of First Quarter of Fiscal 2019 to First Quarter of Fiscal 2018

Net Sales

Our consolidated net sales in the first quarter of fiscal 2019 increased by 15% to $466.1 million, up from net sales of $404.4 million in the first quarter of fiscal 2018. The increase in consolidated net sales principally reflects an increase of $28.8 million (an 18% increase) to $184.4 million in net sales within the ETG as well as an increase of $32.5 million (a 13% increase) to $287.2 million in net sales within the FSG. The net sales increase in the ETG reflects organic growth of 12% and $10.8 million in net sales contributed by our fiscal 2019 and 2018 acquisitions. The ETG's organic growth is mainly attributable to increased demand for our defense, aerospace and space products resulting in net sales increases of $14.1 million, $3.2 million and $2.3 million, respectively. The net sales increase in the FSG principally reflects organic growth of 13%. The FSG's organic growth is mainly attributable to increased demand and new product offerings within our aftermarket replacement parts and specialty products product lines resulting in net sales increases of $25.2 million and $8.4 million, respectively. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first quarter of fiscal 2019.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 39.1% in the first quarter of fiscal 2019, up from 38.3% in the first quarter of fiscal 2018, principally reflecting an increase of .7% in the FSG's gross profit margin. The increase in the FSG's gross profit margin is principally attributable to a more favorable product mix within our specialty products product line. Total new product research and development expenses included within our consolidated cost of sales were $15.2 million in the first quarter of fiscal 2019 compared to $12.7 million in the first quarter of fiscal 2018.

Our consolidated selling, general and administrative ("SG&A") expenses were $84.3 million and $75.2 million in the first quarter of fiscal 2019 and 2018, respectively. The increase in consolidated SG&A expenses principally reflects $4.3 million attributable to changes in the estimated fair value of accrued contingent consideration associated with prior year acquisitions, $3.5 million attributable to the fiscal 2019 and 2018 acquisitions and $1.7 million of higher performance-based compensation expense.

Our consolidated SG&A expenses as a percentage of net sales decreased to 18.1% in the first quarter of fiscal 2019, down from 18.6% in the first quarter of fiscal 2018. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the net sales growth partially offset by a 1.0% impact from the previously mentioned changes in the estimated fair value of accrued contingent consideration.

Index

Operating Income

Our consolidated operating income increased by 23% to $97.9 million in the first quarter of fiscal 2019, up from $79.6 million in the first quarter of fiscal 2018. The increase in consolidated operating income principally reflects an $8.4 million increase (a 19% increase) to $51.6 million in operating income of the ETG as well as a $7.0 million increase (a 15% increase) to $52.9 million in operating income of the FSG. The increase in operating income of the ETG and FSG mainly reflects the previously mentioned net sales growth. The increase in operating income of the FSG also reflects the previously mentioned improved gross profit margin.

Our consolidated operating income as a percentage of net sales improved to 21.0% in the first quarter of fiscal 2019, up from 19.7% in the first quarter of fiscal 2018. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 18.4% in the first quarter of fiscal 2019, up from 18.0% in the first quarter of fiscal 2018 and an increase in the ETG’s operating income as a percentage of net sales to 28.0% in the first quarter of fiscal 2019, up slightly from 27.8% in the first quarter of fiscal 2018. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and SG&A efficiencies, partially offset by a 1.2% impact from changes in the estimated fair value of accrued contingent consideration.

Interest Expense

Interest expense increased to $5.5 million in the first quarter of fiscal 2019, up from $4.7 million in the first quarter of fiscal 2018. The increase was principally due to higher interest rates partially offset by a lower weighted average balance outstanding under our revolving credit facility.

Other (Expense) Income

Other (expense) income in the first quarter of fiscal 2019 and 2018 was not material.

Income Tax Expense

In December 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to previous tax law, some of which became immediately effective in fiscal 2018 including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign subsidiaries. Certain other provisions of the Tax Act became effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and increased limitations on the deductibility of certain executive compensation. The provisions of the Tax Act that became effective for HEICO in fiscal 2019 did not have a material effect on our income tax expense for the first quarter of fiscal 2019.

Index

Our effective tax rate in the first quarter of fiscal 2019 was 4.5% as compared to 4.7% in the first quarter of fiscal 2018. Income tax expense in both the first quarter of fiscal 2019 and fiscal 2018 was favorably impacted as a result of discrete tax benefits. The tax benefit from stock option exercises recognized in the first quarter of fiscal 2019 increased by $14.4 million compared to the first quarter of fiscal 2018. During the first quarter of fiscal 2018, we recognized a discrete tax benefit from the remeasurement of our U.S. federal net deferred tax liabilities that was partially offset by a discrete tax expense related to a one-time transition tax on the unremitted earnings of our foreign subsidiaries that resulted in an $11.9 million net discrete tax benefit.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $8.7 million in first quarter of fiscal 2019 and inclusive of a tax benefit from stock option exercises recognized in the first quarter of fiscal 2019 that increased by $1.4 million compared to the first quarter of fiscal 2018. Net income attributable to noncontrolling interests was $6.5 million in the first quarter of fiscal 2018. The increase in net income attributable to noncontrolling interests in the first quarter of fiscal 2019 principally reflects the larger aforementioned tax benefit as well as improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $79.3 million, or $.58 per diluted share, in the first quarter of fiscal 2019, up from $65.2 million, or $.48 per diluted share, in the first quarter of fiscal 2018 principally reflecting the previously mentioned increased net sales and operating income.

Outlook

As we look ahead to the remainder of fiscal 2019, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. Also, we plan to continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Based on our current economic visibility, we are increasing our estimated consolidated fiscal 2019 year-over-year growth in net sales to be 9% - 11% and in net income to be 11% - 13%, up from our prior growth estimates in net sales of 8% - 10% and in net income of approximately 10%.

Index

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2019 are now anticipated to be approximately $43 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2019, we were in compliance with all such covenants. As of January 31, 2019, our total debt to shareholders’ equity ratio was 38.0%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $49.6 million in the first quarter of fiscal 2019 and consisted primarily of net income from consolidated operations of $88.0 million, depreciation and amortization expense of $20.0 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Leadership Compensation Plan ("LCP") of $9.1 million (principally participant deferrals and employer contributions), a $3.8 million deferred income tax provision, $2.4 million in share-based compensation expense (a non-cash item) and $2.2 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $78.0 million increase in working capital. The increase in working capital is inclusive of a $34.5 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2018 accrued performance-based compensation, a $24.3 million increase in inventories to support the growth of our businesses and anticipated higher demand during the remainder of fiscal 2019 and a $19.8 million decrease in trade accounts payable reflecting the timing of payments.

Net cash provided by operating activities decreased by $2.3 million in the first quarter of fiscal 2019 from $51.9 million in the first quarter of fiscal 2018. The decrease is principally attributable to a $48.1 million increase in net working capital partially offset by a decrease of $21.1 million in deferred income tax benefits, a $16.3 million increase in net income from consolidated operations, a $5.1 million increase in accrued contingent consideration, a $2.4 million increase in net changes in other long-term liabilities and assets related to the HEICO LCP and a $1.0 million increase in depreciation and amortization expense. The increase in net working capital primarily resulted from the timing associated with the payments of accrued expenses and other current liabilities, the collection of accounts receivable and the payment of income taxes and trade accounts payable. The decrease in deferred income tax benefits is principally attributable to the remeasurement of our U.S. federal net deferred tax liabilities under the Tax Act in the first quarter of fiscal 2018.

Index

Investing Activities

Net cash used in investing activities totaled $115.6 million in the first quarter of fiscal 2019 and related primarily to acquisitions of $101.0 million (net of cash acquired), investments related to the HEICO LCP of $8.7 million and capital expenditures of $5.9 million. Further details regarding our fiscal 2019 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first quarter of fiscal 2019 totaled $63.6 million. During the first quarter of fiscal 2019, we borrowed $93.0 million under our revolving credit facility to fund certain of our fiscal 2019 acquisitions. Additionally, we made $17.0 million in payments on our revolving credit facility, paid $9.3 million in cash dividends on our common stock, and made $2.8 million of distributions to noncontrolling interests.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2018.

Off-Balance Sheet Arrangements

Guarantees

As of January 31, 2019, we have arranged for standby letters of credit aggregating $4.3 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

Index

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During the first quarter ended January 31, 2019, we adopted Accounting Standards Update 2014-09, which as amended, was codified as Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers" (“ASC 606”). See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, and Note 6, Revenue, of the Notes to Condensed Consolidated Financial Statements for additional information. While the adoption of ASC 606 was not material to our Condensed Consolidated Statement of Operations, the future impact of ASC 606 is dependent on the mix and nature of specific customer contracts. As such, we have implemented certain changes to our internal controls over financial reporting to support the recognition and disclosure requirements under ASC 606, including changes to our accounting policies and internal control procedures.

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

HEICO CORPORATION

Date:	February 28, 2019	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)