Form 10-Q
period 2019-04-30
HEICO CORP
filed 2019-05-30
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______
Commission File Number: 001-04604
HEICO CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0341002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Taft Street, Hollywood, Florida	33021
(Address of principal executive offices)	(Zip Code)
(954) 987-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered

Common Stock, $.01 par value per share	HEI	New York Stock Exchange
Class A Common Stock, $.01 par value per share	HEI.A	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 28, 2019 is as follows:

Common Stock, $.01 par value	53,806,849	shares
Class A Common Stock, $.01 par value	80,033,627	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$64,091	$59,599
Accounts receivable, net	259,470	237,286
Contract assets	48,968	14,183
Inventories, net	410,328	401,553
Prepaid expenses and other current assets	19,710	21,187
Total current assets	802,567	733,808

Property, plant and equipment, net	169,792	154,739
Goodwill	1,187,281	1,114,832
Intangible assets, net	533,370	506,360
Other assets	160,630	143,657
Total assets	$2,853,640	$2,653,396

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$858	$859
Trade accounts payable	101,777	107,219
Accrued expenses and other current liabilities	148,235	171,514
Income taxes payable	—	2,837
Total current liabilities	250,870	282,429

Long-term debt, net of current maturities	555,525	531,611
Deferred income taxes	55,511	46,644
Other long-term liabilities	178,120	157,658
Total liabilities	1,040,026	1,018,342

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	151,450	132,046

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 53,807 and 53,355 shares issued and outstanding	538	534
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 80,024 and 79,576 shares issued and outstanding	800	796
Capital in excess of par value	310,201	320,994
Deferred compensation obligation	4,043	3,928
HEICO stock held by irrevocable trust	(4,043)	(3,928)
Accumulated other comprehensive loss	(16,352)	(15,256)
Retained earnings	1,251,699	1,091,183
Total HEICO shareholders’ equity	1,546,886	1,398,251
Noncontrolling interests	115,278	104,757
Total shareholders’ equity	1,662,164	1,503,008
Total liabilities and equity	$2,853,640	$2,653,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018

Net sales	$981,794	$835,012	$515,648	$430,602

Operating costs and expenses:
Cost of sales	590,170	512,364	306,261	262,745
Selling, general and administrative expenses	174,494	151,523	90,204	76,292

Total operating costs and expenses	764,664	663,887	396,465	339,037

Operating income	217,130	171,125	119,183	91,565

Interest expense	(10,973)	(9,629)	(5,484)	(4,904)
Other income (expense)	2,152	110	2,484	(250)

Income before income taxes and noncontrolling interests	208,309	161,606	116,183	86,411

Income tax expense	30,200	23,900	26,100	20,400

Net income from consolidated operations	178,109	137,706	90,083	66,011

Less: Net income attributable to noncontrolling interests	16,995	12,936	8,301	6,393

Net income attributable to HEICO	$161,114	$124,770	$81,782	$59,618

Net income per share attributable to HEICO shareholders:
Basic	$1.21	$.94	$.61	$.45
Diluted	$1.18	$.91	$.60	$.44

Weighted average number of common shares outstanding:
Basic	133,123	132,237	133,313	132,425
Diluted	137,092	136,489	137,206	136,588
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018

Net income from consolidated operations	$178,109	$137,706	$90,083	$66,011
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,262)	9,390	(5,636)	(6,573)
Amortization of unrealized loss on defined benefit pension plan, net of tax	12	6	6	2
Total other comprehensive (loss) income	(1,250)	9,396	(5,630)	(6,571)
Comprehensive income from consolidated operations	176,859	147,102	84,453	59,440
Net income attributable to noncontrolling interests	16,995	12,936	8,301	6,393
Foreign currency translation adjustments attributable to noncontrolling interests	(154)	577	(347)	(417)
Comprehensive income attributable to noncontrolling interests	16,841	13,513	7,954	5,976
Comprehensive income attributable to HEICO	$160,018	$133,589	$76,499	$53,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Six Months Ended April 30, 2019 and 2018
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2018	$132,046	$534	$796	$320,994	$3,928	($3,928)	($15,256)	$1,091,183	$104,757	$1,503,008
Cumulative effect from adoption of ASC 606 (see Note 1)	819	—	—	—	—	—	—	13,373	326	13,699
Comprehensive income	8,224	—	—	—	—	—	(1,096)	161,114	8,617	168,635
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(9,305)	—	(9,305)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	6,390	—	—	—	—	—	6,390
Share-based compensation expense	—	—	—	4,987	—	—	—	—	—	4,987
Proceeds from stock option exercises	—	7	4	5,517	—	—	—	—	—	5,528
Redemptions of common stock related to stock option exercises	—	(3)	—	(27,741)	—	—	—	—	—	(27,744)
Noncontrolling interests assumed related to acquisitions	13,079	—	—	—	—	—	—	—	2,382	2,382
Distributions to noncontrolling interests	(7,384)	—	—	—	—	—	—	—	(806)	(806)
Adjustments to redemption amount of redeemable noncontrolling interests	4,666	—	—	—	—	—	—	(4,666)	—	(4,666)
Deferred compensation obligation	—	—	—	—	115	(115)	—	—	—	—
Other	—	—	—	54	—	—	—	—	2	56
Balances as of April 30, 2019	$151,450	$538	$800	$310,201	$4,043	($4,043)	($16,352)	$1,251,699	$115,278	$1,662,164

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2017	$131,123	$338	$507	$326,544	$3,118	($3,118)	($10,556)	$844,247	$87,212	$1,248,292
Comprehensive income	6,636	—	—	—	—	—	8,819	124,770	6,877	140,466
Cash dividends ($.056 per share)	—	—	—	—	—	—	—	(7,395)	—	(7,395)
Five-for-four common stock split	—	84	127	(211)	—	—	—	—	—	—
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	4,547	—	—	—	—	—	4,548
Share-based compensation expense	—	—	—	4,459	—	—	—	—	—	4,459
Proceeds from stock option exercises	—	7	1	1,985	—	—	—	—	—	1,993
Redemptions of common stock related to stock option exercises	—	(3)	—	(24,620)	—	—	—	—	—	(24,623)
Noncontrolling interests assumed related to acquisitions	2,491	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,040)	—	—	—	—	—	—	—	(409)	(409)
Adjustments to redemption amount of redeemable noncontrolling interests	(3,170)	—	—	—	—	—	—	3,170	—	3,170
Other	994	—	—	(994)	—	—	221	(221)	—	(994)
Balances as of April 30, 2018	$134,034	$427	$635	$311,710	$3,118	($3,118)	($1,516)	$964,571	$93,680	$1,369,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended April 30, 2019 and 2018
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2019	$138,995	$534	$796	$324,395	$4,043	($4,043)	($11,069)	$1,174,811	$112,288	$1,601,755
Comprehensive income	4,585	—	—	—	—	—	(5,283)	81,782	3,369	79,868
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,344	—	—	—	—	—	5,344
Share-based compensation expense	—	—	—	2,548	—	—	—	—	—	2,548
Proceeds from stock option exercises	—	7	4	5,451	—	—	—	—	—	5,462
Redemptions of common stock related to stock option exercises	—	(3)	—	(27,591)	—	—	—	—	—	(27,594)
Noncontrolling interests assumed related to acquisitions	7,963	—	—	—	—	—	—	—	27	27
Distributions to noncontrolling interests	(4,987)	—	—	—	—	—	—	—	(408)	(408)
Adjustments to redemption amount of redeemable noncontrolling interests	4,894	—	—	—	—	—	—	(4,894)	—	(4,894)
Other	—	—	—	54	—	—	—	—	2	56
Balances as of April 30, 2019	$151,450	$538	$800	$310,201	$4,043	($4,043)	($16,352)	$1,251,699	$115,278	$1,662,164

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2018	$132,355	$422	$635	$329,908	$3,118	($3,118)	$4,417	$904,030	$90,602	$1,330,014
Comprehensive income	2,684	—	—	—	—	—	(6,154)	59,618	3,292	56,756
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	3,567	—	—	—	—	—	3,568
Share-based compensation expense	—	—	—	2,294	—	—	—	—	—	2,294
Proceeds from stock option exercises	—	7	—	561	—	—	—	—	—	568
Redemptions of common stock related to stock option exercises	—	(3)	—	(24,620)	—	—	—	—	—	(24,623)
Noncontrolling interests assumed related to acquisitions	2,491	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(2,352)	—	—	—	—	—	—	—	(215)	(215)
Adjustments to redemption amount of redeemable noncontrolling interests	(1,144)	—	—	—	—	—	—	1,144	—	1,144
Other	—	—	—	—	—	—	221	(221)	1	1
Balances as of April 30, 2018	$134,034	$427	$635	$311,710	$3,118	($3,118)	($1,516)	$964,571	$93,680	$1,369,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2019	2018
Operating Activities:
Net income from consolidated operations	$178,109	$137,706
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	40,548	38,089
Share-based compensation expense	4,987	4,459
Employer contributions to HEICO Savings and Investment Plan	4,601	4,083
Increase (decrease) in accrued contingent consideration, net	3,104	(3,412)
Deferred income tax provision (benefit)	648	(13,157)
Payment of contingent consideration	(67)	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(15,784)	(8,476)
Decrease (increase) in contract assets	5,699	(5,861)
Increase in inventories	(26,724)	(29,814)
Decrease (increase) in prepaid expenses and other current assets	27	(4,266)
(Decrease) increase in trade accounts payable	(7,698)	3,912
Decrease in accrued expenses and other current liabilities	(16,596)	(14,534)
Decrease in income taxes payable	(1,141)	(14,714)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	10,604	8,471
Other	(2,064)	914
Net cash provided by operating activities	178,253	103,400

Investing Activities:
Acquisitions, net of cash acquired	(134,940)	(39,364)
Capital expenditures	(12,596)	(29,457)
Investments related to HEICO Leadership Compensation Plan	(10,800)	(8,400)
Other	636	(2,744)
Net cash used in investing activities	(157,700)	(79,965)

Financing Activities:
Borrowings on revolving credit facility	129,000	53,000
Payments on revolving credit facility	(105,000)	(43,000)
Redemptions of common stock related to stock option exercises	(27,744)	(24,623)
Cash dividends paid	(9,305)	(7,395)
Distributions to noncontrolling interests	(8,190)	(4,449)
Revolving credit facility issuance costs	—	(4,067)
Proceeds from stock option exercises	5,528	1,993
Payment of contingent consideration	(283)	(300)
Other	(176)	(232)
Net cash used in financing activities	(16,170)	(29,073)

Effect of exchange rate changes on cash	109	1,799

Net increase (decrease) in cash and cash equivalents	4,492	(3,839)
Cash and cash equivalents at beginning of year	59,599	52,066
Cash and cash equivalents at end of period	$64,091	$48,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. The October 31, 2018 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The following table presents the cumulative effect of adopting ASC 606 on the Company's Condensed Consolidated Balance Sheet as of November 1, 2018 (in thousands):

	As Reported	Impact of	As Adjusted
	Under ASC 605	ASC 606	Under ASC 606
	October 31, 2018	Adoption	November 1, 2018
Assets
Contract assets	$14,183	$40,089	$54,272
Inventories, net	401,553	(29,412)	372,141
Prepaid expenses and other current assets	21,187	(489)	20,698

Liabilities
Accrued expenses and other current liabilities	$171,514	($8,588)	$162,926
Deferred income taxes	46,644	4,258	50,902

Redeemable noncontrolling interests	$132,046	$819	$132,865

Shareholders' equity
Retained earnings	$1,091,183	$13,373	$1,104,556
Noncontrolling interests	104,757	326	105,083

Index

The following table presents the impact of adopting ASC 606 on the Company's Condensed Consolidated Balance Sheet as of April 30, 2019 (in thousands):

	As of April 30, 2019
	As Reported	Effect of	As Adjusted
	Under ASC 606	ASC 606	Under ASC 605
Assets
Contract assets	$48,968	($43,293)	$5,675
Inventories, net	410,328	31,157	441,485
Prepaid expenses and other current assets	19,710	1,347	21,057

Liabilities
Accrued expenses and other current liabilities	$148,235	$6,667	$154,902
Deferred income taxes	55,511	(3,293)	52,218

Redeemable noncontrolling interests	$151,450	$32	$151,482

Shareholders' equity
Retained earnings	$1,251,699	($13,801)	$1,237,898
Noncontrolling interests	115,278	(394)	114,884

The impact of adopting ASC 606 on the Company's Condensed Consolidated Statement of Operations was not material for the six and three months ended April 30, 2019.

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

2.     ACQUISITIONS

In February 2019, the Company, through a subsidiary of HEICO Flight Support Corp., acquired 80.1% of the membership interests of Decavo, LLC ("Decavo"). Decavo designs and produces complex composite parts and assemblies incorporated into camera and related sensor assemblies and UAV airframes used in demanding defense and civilian applications. The remaining 19.9% interest continues to be owned by certain members of Decavo's management team (see Note 3, Selected Financial Statement Information, for additional information). The total consideration includes an accrual as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Decavo meet a certain earnings objective during the second and third years following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation. The purchase price of this acquisition was paid in cash principally using cash provided by operating activities.

In February 2019, the Company, through HEICO Electronic, acquired 85% of the stock of Solid Sealing Technology, Inc. ("SST"). SST designs and manufactures high-reliability ceramic-to-metal feedthroughs and connectors for demanding environments within the defense, industrial, life science, medical, research, semiconductor, and other markets. The remaining 15% interest continues to be owned by certain members of SST's management team (see Note 3, Selected Financial Statement Information, for additional information).

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

In November 2018, the Company, through HEICO Electronic, acquired 92.7% of the stock of Apex Microtechnology, Inc. ("Apex"). Apex designs and manufactures precision power analog monolithic, hybrid and open frame components for a certain wide range of aerospace, defense, industrial, measurement, medical and test applications. The remaining 7.3% interest continues to be owned by certain members of Apex's management team (see Note 3, Selected Financial Statement Information, for additional information).

Index

In November 2018, the Company, through HEICO Electronic, acquired all of the stock of Specialty Silicone Products, Inc. ("SSP"). SSP designs and manufactures silicone material for a variety of demanding applications used in aerospace, defense, research, oil and gas, testing, pharmaceuticals and other markets.

Unless otherwise noted, the purchase price of each of the fiscal 2019 acquisitions was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's consolidated financial statements.

The following table summarizes the aggregate total consideration for the Company's fiscal 2019 acquisitions (in thousands):

Cash paid	$136,169
Less: cash acquired	(1,229)
Cash paid, net	134,940
Contingent consideration	2,107
Fair value of existing equity interest	1,416
Additional purchase consideration	(323)
Total consideration	$138,140

Index

The following table summarizes the allocation of the aggregate total consideration for the Company's fiscal 2019 acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$74,161
Customer relationships	25,850
Intellectual property	17,593
Property, plant and equipment	16,709
Inventories	11,131
Trade names	9,780
Accounts receivable	6,855
Other assets	814
Total assets acquired, excluding cash	162,893

Liabilities assumed:
Deferred income taxes	4,040
Accrued expenses	2,384
Accounts payable	2,368
Other liabilities	500
Total liabilities assumed	9,292

Noncontrolling interests in consolidated subsidiaries	15,461

Net assets acquired, excluding cash	$138,140

The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's fiscal 2019 acquisitions (in years):

Customer relationships	12
Intellectual property	17

The allocation of the total consideration for the Company's fiscal 2019 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocations to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Decavo, SST, Freebird and Apex benefit both the Company

Index

and the noncontrolling interest holders. The fair value of the noncontrolling interests in Decavo, SST, Freebird and Apex was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the fiscal 2019 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2019 acquisitions included in the Condensed Consolidated Statements of Operations for the six and three months ended April 30, 2019 is not material. Had the fiscal 2019 acquisitions occurred as of November 1, 2017, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2019 and 2018 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2019	October 31, 2018
Accounts receivable	$263,166	$240,544
Less: Allowance for doubtful accounts	(3,696)	(3,258)
Accounts receivable, net	$259,470	$237,286

Inventories

(in thousands)	April 30, 2019	October 31, 2018
Finished products	$200,182	$192,758
Work in process	37,260	49,315
Materials, parts, assemblies and supplies	172,886	158,039
Contracts in process	—	1,649
Less: Billings to date	—	(208)
Inventories, net of valuation reserves	$410,328	$401,553

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

Index

Property, Plant and Equipment

(in thousands)	April 30, 2019	October 31, 2018
Land	$7,298	$5,864
Buildings and improvements	112,169	101,424
Machinery, equipment and tooling	241,107	230,108
Construction in progress	7,250	5,044
	367,824	342,440
Less: Accumulated depreciation and amortization	(198,032)	(187,701)
Property, plant and equipment, net	$169,792	$154,739

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $15.3 million as of April 30, 2019 and $16.9 million as of October 31, 2018. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2019 and 2018 was $3.6 million and $5.2 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2019 and 2018 was $2.2 million and $2.7 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2019 and 2018 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
R&D expenses	$32,049	$26,660	$16,849	$13,953

Redeemable Noncontrolling Interests

The holders of equity interests in certain of the Company's subsidiaries have rights ("Put Rights") that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2029. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the "Redemption Amount") be at fair value or a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. Management's estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is as follows (in thousands):

Index

	April 30, 2019	October 31, 2018
Redeemable at fair value	$102,928	$83,524
Redeemable based on a multiple of future earnings	48,522	48,522
Redeemable noncontrolling interests	$151,450	$132,046

As discussed in Note 2, Acquisitions, the Company, through the FSG, acquired 80.1% of the membership interests of Decavo in February 2019. As part of the Decavo operating agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interests over a four-year period beginning in fiscal 2026, or sooner under certain conditions, and the Company has the right to purchase the same equity interests over the same period.

As discussed in Note 2, Acquisitions, the Company, through HEICO Electronic, acquired 85% of the stock of SST in February 2019. As part of the SST shareholders' agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interests over a four-year period beginning in fiscal 2024, or sooner under certain conditions, and the Company has the right to purchase the same equity interests over the same period.

As discussed in Note 2, Acquisitions, the Company, through the ETG, acquired 92.7% of the stock of Apex in November 2018. As part of the Apex shareholders' agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interests over a four-year period beginning in fiscal 2023, or sooner under certain conditions, and the Company has the right to purchase the same equity interests over the same period.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2019 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2018	($14,370)	($886)	($15,256)
Unrealized loss	(1,108)	—	(1,108)
Amortization of unrealized loss	—	12	12
Balances as of April 30, 2019	($15,478)	($874)	($16,352)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2019 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2018	$398,694	$716,138	$1,114,832
Goodwill acquired	12,476	61,685	74,161
Foreign currency translation adjustments	(890)	(697)	(1,587)
Adjustments to goodwill	(125)	—	(125)
Balances as of April 30, 2019	$410,155	$777,126	$1,187,281

The goodwill acquired pertains to the fiscal 2019 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2018 acquisitions. The Company estimates that $31 million of the goodwill acquired in fiscal 2019 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2019			As of October 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$398,876	($152,744)	$246,132	$373,946	($135,359)	$238,587
Intellectual property	203,491	(63,328)	140,163	185,983	(56,055)	129,928
Licenses	6,559	(3,815)	2,744	6,559	(3,522)	3,037
Patents	943	(635)	308	927	(609)	318
Non-compete agreements	811	(811)	—	814	(814)	—
Trade names	466	(177)	289	466	(157)	309
	611,146	(221,510)	389,636	568,695	(196,516)	372,179
Non-Amortizing Assets:
Trade names	143,734	—	143,734	134,181	—	134,181
	$754,880	($221,510)	$533,370	$702,876	($196,516)	$506,360

The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of April 30, 2019 compared to October 31, 2018 principally relates to such intangible assets recognized in connection with the fiscal 2019 acquisitions (see Note 2, Acquisitions).

Index

Amortization expense related to intangible assets for the six months ended April 30, 2019 and 2018 was $25.9 million and $24.8 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2019 and 2018 was $13.1 million and $12.4 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2019 is estimated to be $26.3 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $49.8 million in fiscal 2020, $47.0 million in fiscal 2021, $40.7 million in fiscal 2022, $35.5 million in fiscal 2023, $31.3 million in fiscal 2024, and $159.0 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30, 2019	October 31, 2018
Borrowings under revolving credit facility	$547,000	$523,000
Capital leases and note payable	9,383	9,470
	556,383	532,470
Less: Current maturities of long-term debt	(858)	(859)
	$555,525	$531,611

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of April 30, 2019 and October 31, 2018, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 3.6% and 3.4%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2019, the Company was in compliance with all such covenants.

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

Index

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

Index

recognized will not occur when the uncertainty is resolved. The Company estimates variable consideration by applying the most likely amount method when there are a limited number of outcomes related to the resolution of the variable consideration.

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations for the six and three months ended April 30, 2019.

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

Index

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

The Company’s contract assets and liabilities consists of the following (in thousands):

	April 30, 2019	November 1, 2018	Change

Contract assets	$48,968	$54,272	($5,304)
Contract liabilities	24,427	19,674	4,753
Net contract assets	$24,541	$34,598	($10,057)

The decrease in the Company's contract assets during the first six months of fiscal 2019 mainly occurred within the ETG and principally reflects billings on certain customer contracts made during the period in excess of the amounts recorded as additional unbilled receivables for contracts using an over-time recognition model.

The increase in the Company's contract liabilities during the first six months of fiscal 2019 mainly occurred within the ETG and principally reflects the receipts of new customer deposits on certain customer contracts in excess of reductions to contract liabilities from customer deposits recognized as revenue.

The amount of revenue that the Company recognized during the six and three months ended April 30, 2019 that was included in contract liabilities as of the beginning of fiscal 2019 was $12.1 million and $3.1 million, respectively.

Remaining Performance Obligations

As of April 30, 2019, the Company had $344.4 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG and the FSG's aftermarket replacement parts and specialty products product line. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $114.3 million of this amount during the remainder of fiscal 2019 and $230.1 million thereafter, of which the majority is expected to occur in fiscal 2020.

Index

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Flight Support Group:
Aftermarket replacement parts (1)	$326,722	$273,855	$167,225	$139,567
Repair and overhaul parts and services (2)	140,617	140,080	73,454	71,756
Specialty products (3)	128,125	108,622	67,572	56,513
Total net sales	595,464	522,557	308,251	267,836

Electronic Technologies Group:
Electronic component parts for defense, space and aerospace equipment (4)	299,414	248,232	161,664	130,891
Electronic component parts for equipment in various other industries (5)	99,466	76,148	52,787	37,831
Total net sales	398,880	324,380	214,451	168,722

Intersegment sales	(12,550)	(11,925)	(7,054)	(5,956)

Total consolidated net sales	$981,794	$835,012	$515,648	$430,602

(1)	Includes various jet engine and aircraft component replacement parts.

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

Index

The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Flight Support Group:
Aerospace	$484,398	$429,674	$249,225	$220,083
Defense and Space	87,503	71,094	45,969	36,312
Other (1)	23,563	21,789	13,057	11,441
Total net sales	595,464	522,557	308,251	267,836

Electronic Technologies Group:
Defense and Space	251,171	206,212	135,952	109,130
Other (2)	105,538	87,710	55,623	44,657
Aerospace	42,171	30,458	22,876	14,935
Total net sales	398,880	324,380	214,451	168,722

Other, primarily corporate and intersegment	(12,550)	(11,925)	(7,054)	(5,956)

Total consolidated net sales	$981,794	$835,012	$515,648	$430,602

(1)	Principally industrial products.

(2)	Principally other electronics and medical products.

Index

7.     INCOME TAXES

In December 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to previous tax law, some of which became immediately effective in fiscal 2018 including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of the Company’s foreign subsidiaries. Certain other provisions of the Tax Act became effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and increased limitations on the deductibility of certain executive compensation. The provisions of the Tax Act that became effective for HEICO in fiscal 2019 did not have a material effect on the Company's income tax expense for the six and three months ended April 30, 2019.

The Company’s effective tax rate in the first six months of fiscal 2019 was 14.5% as compared to 14.8% in the first six months of fiscal 2018. Income tax expense in both the first six months of fiscal 2019 and fiscal 2018 was favorably impacted as a result of discrete tax benefits. The tax benefit from stock option exercises recognized in the first six months of fiscal 2019 increased by $14.5 million compared to the first six months of fiscal 2018. During the first six months of fiscal 2018, the Company recognized a discrete tax benefit from the remeasurement of its U.S. federal net deferred tax liabilities that was partially offset by a discrete tax expense related to a one-time transition tax on the unremitted earnings of its foreign subsidiaries that resulted in an $11.9 million net discrete tax benefit.

The Company's effective tax rate in the second quarter of fiscal 2019 was 22.5% as compared to 23.6% in the second quarter of fiscal 2018.

Index

8.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$139,917	$—	$139,917
Money market funds	8,486	—	—	8,486
Equity securities	941	—	—	941
Other	393	—	—	393
Total assets	$9,820	$139,917	$—	$149,737

Liabilities:
Contingent consideration	$—	$—	$25,644	$25,644

	As of October 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$123,255	$—	$123,255
Money market funds	3,560	—	—	3,560
Equity securities	3,179	—	—	3,179
Mutual funds	1,437	—	—	1,437
Other	1,306	—	—	1,306
Total assets	$9,482	$123,255	$—	$132,737

Liabilities:
Contingent consideration	$—	$—	$20,875	$20,875

The Company maintains two non-qualified deferred compensation plans. The assets of the HEICO Corporation Leadership Compensation Plan (the "LCP") principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the Company’s other deferred compensation plan are principally invested in equity securities and are classified within Level 1. The assets of both plans are held within irrevocable trusts and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $149.7

Index

million as of April 30, 2019 and $132.7 million as of October 31, 2018, of which the LCP related assets were $148.4 million and $126.8 million as of April 30, 2019 and October 31, 2018, respectively. The related liabilities of the two deferred compensation plans are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $148.5 million as of April 30, 2019 and $131.7 million as of October 31, 2018, of which the LCP related liability was $147.2 million and $125.8 million as of April 30, 2019 and October 31, 2018, respectively.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2019, the Company may be obligated to pay contingent consideration of $6.4 million in fiscal 2022 should the acquired entity meet a certain earnings objective during the second and third years following the acquisition. As of April 30, 2019, the estimated fair value of the contingent consideration was $2.1 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of April 30, 2019, the estimated fair value of the contingent consideration was $15.8 million. The increase in the fair value of the contingent consideration as of April 30, 2019 as compared to the $13.9 million accrued as of October 31, 2018 is principally attributable to higher than originally estimated earnings of the acquired entity during the earnout period.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $1.4 million in aggregate during the first three years following the second anniversary of the acquisition should the acquired entity meet certain earnings objectives during this same time period. During fiscal 2019, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the third year following the acquisition. As of April 30, 2019, the estimated fair value of the remaining contingent consideration was $.9 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company is obligated to pay contingent consideration of €6.1 million, or $6.8 million, based on the actual operating results of the acquired entity during the fourth year following the acquisition, which was paid during the third quarter of fiscal 2019. The increase in the fair value of the contingent consideration as of April 30, 2019 as compared to the €5.1 million, or $5.8 million, accrued as of October 31, 2018 was based on the higher actual than anticipated earnings of the acquired entity.
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
The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of April 30, 2019 were as follows:

	Fiscal 2019 Acquisition			Fiscal 2017 Acquisition			Fiscal 2016 Acquisition
Compound annual revenue growth rate range	(8%)	-	9%	(5%)	-	12%	4%	-	13%
Weighted average discount rate	6.4%			5.4%			4.7%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2019 are as follows (in thousands):

Balance as of October 31, 2018	$20,875
Increase in accrued contingent consideration	3,104
Contingent consideration related to acquisition	2,107
Payment of contingent consideration	(350)
Foreign currency transaction adjustments	(92)
Balance as of April 30, 2019	$25,644

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$7,328
Other long-term liabilities	18,316
$25,644

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2019.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2019 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

9.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to HEICO	$161,114	$124,770	$81,782	$59,618

Denominator:
Weighted average common shares outstanding - basic	133,123	132,237	133,313	132,425
Effect of dilutive stock options	3,969	4,252	3,893	4,163
Weighted average common shares outstanding - diluted	137,092	136,489	137,206	136,588

Net income per share attributable to HEICO shareholders:
Basic	$1.21	$.94	$.61	$.45
Diluted	$1.18	$.91	$.60	$.44

Anti-dilutive stock options excluded	615	615	470	461

Index

10. OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2019 and 2018, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2019:
Net sales	$595,464	$398,880	($12,550)	$981,794
Depreciation	6,758	5,395	503	12,656
Amortization	9,723	17,677	492	27,892
Operating income	115,046	118,954	(16,870)	217,130
Capital expenditures	6,576	6,012	8	12,596

Six months ended April 30, 2018:
Net sales	$522,557	$324,380	($11,925)	$835,012
Depreciation	6,582	4,584	186	11,352
Amortization	9,879	16,267	591	26,737
Operating income	97,357	91,350	(17,582)	171,125
Capital expenditures	6,206	3,985	19,266	29,457

Three months ended April 30, 2019:
Net sales	$308,251	$214,451	($7,054)	$515,648
Depreciation	3,403	2,789	252	6,444
Amortization	4,920	8,901	246	14,067
Operating income	62,166	67,352	(10,335)	119,183
Capital expenditures	3,727	2,954	8	6,689

Three months ended April 30, 2018:
Net sales	$267,836	$168,722	($5,956)	$430,602
Depreciation	3,290	2,310	124	5,724
Amortization	4,932	8,163	246	13,341
Operating income	51,488	48,130	(8,053)	91,565
Capital expenditures	3,909	2,242	15,729	21,880

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment as of April 30, 2019 and October 31, 2018 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2019	$1,145,039	$1,529,048	$179,553	$2,853,640
Total assets as of October 31, 2018	1,093,858	1,391,997	167,541	2,653,396

11. COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 30, 2019, the Company has arranged for standby letters of credit aggregating $4.3 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the six months ended April 30, 2019 and 2018, respectively, are as follows (in thousands):

	Six months ended April 30,
	2019	2018
Balances as of beginning of fiscal year	$3,306	$2,921
Accruals for warranties	1,264	1,466
Acquired warranty liabilities	—	300
Warranty claims settled	(1,543)	(1,431)
Balances as of April 30	$3,027	$3,256

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2018. There have been no material changes to our critical accounting policies during the six months ended April 30, 2019 other than the adoption of Accounting Standards Update 2014-09, which, as amended, was codified as Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers" (“ASC 606”). ASC 606 principally impacts the timing of revenue recognition for two types of our customer contracts. See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, and Note 6, Revenue, of the Notes to Condensed Consolidated Financial Statements for additional information.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2019 have been affected by the fiscal 2019 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

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

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Net sales	$981,794	$835,012	$515,648	$430,602
Cost of sales	590,170	512,364	306,261	262,745
Selling, general and administrative expenses	174,494	151,523	90,204	76,292
Total operating costs and expenses	764,664	663,887	396,465	339,037
Operating income	$217,130	$171,125	$119,183	$91,565

Net sales by segment:
Flight Support Group	$595,464	$522,557	$308,251	$267,836
Electronic Technologies Group	398,880	324,380	214,451	168,722
Intersegment sales	(12,550)	(11,925)	(7,054)	(5,956)
	$981,794	$835,012	$515,648	$430,602

Operating income by segment:
Flight Support Group	$115,046	$97,357	$62,166	$51,488
Electronic Technologies Group	118,954	91,350	67,352	48,130
Other, primarily corporate	(16,870)	(17,582)	(10,335)	(8,053)
	$217,130	$171,125	$119,183	$91,565

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.9%	38.6%	40.6%	39.0%
Selling, general and administrative expenses	17.8%	18.1%	17.5%	17.7%
Operating income	22.1%	20.5%	23.1%	21.3%
Interest expense	1.1%	1.2%	1.1%	1.1%
Other income (expense)	.2%	—%	.5%	(.1%)
Income tax expense	3.1%	2.9%	5.1%	4.7%
Net income attributable to noncontrolling interests	1.7%	1.5%	1.6%	1.5%
Net income attributable to HEICO	16.4%	14.9%	15.9%	13.8%

Index

Comparison of First Six Months of Fiscal 2019 to First Six Months of Fiscal 2018

Net Sales

Our consolidated net sales in the first six months of fiscal 2019 increased by 18% to a record $981.8 million, up from net sales of $835.0 million in the first six months of fiscal 2018. The increase in consolidated net sales principally reflects an increase of $74.5 million (a 23% increase) to a record $398.9 million in net sales within the ETG as well as an increase of $72.9 million (a 14% increase) to a record $595.5 million in net sales within the FSG. The net sales increase in the ETG reflects organic growth of 16% as well as net sales of $23.3 million contributed by our fiscal 2019 and 2018 acquisitions. The ETG's organic growth is mainly attributable to increased demand for our defense, aerospace and space products resulting in net sales increases of $36.1 million, $9.1 million and $5.7 million, respectively. The net sales increase in the FSG principally reflects organic growth of 14%. The FSG's organic growth is mainly attributable to increased demand and new product offerings within our aftermarket replacement parts and specialty products product lines resulting in net sales increases of $52.9 million and $18.9 million, respectively. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first six months of fiscal 2019.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 39.9% in the first six months of fiscal 2019, up from 38.6% in the first six months of fiscal 2018, principally reflecting an increase of 1.6% and .7% in the ETG's and FSG's gross profit margins, respectively. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for our defense and aerospace products. The increase in the FSG's gross profit margin is principally attributable to a more favorable product mix within our specialty products product line. Total new product research and development expenses included within our consolidated cost of sales were $32.0 million in the first six months of fiscal 2019 compared to $26.7 million in the first six months of fiscal 2018.

Our consolidated selling, general and administrative (“SG&A”) expenses were $174.5 million and $151.5 million in the first six months of fiscal 2019 and 2018, respectively. The increase in consolidated SG&A expenses principally reflects $7.4 million attributable to the fiscal 2019 and 2018 acquisitions, $7.1 million of higher performance-based compensation expense and $5.9 million attributable to changes in the estimated fair value of accrued contingent consideration.

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.8% in the first six months of fiscal 2019, down from 18.1% in the first six months of fiscal 2018. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the net sales growth partially offset by a .6% impact from the previously mentioned changes in the estimated fair value of accrued contingent consideration.

Index

Operating Income

Our consolidated operating income increased by 27% to a record $217.1 million in the first six months of fiscal 2019, up from $171.1 million in the first six months of fiscal 2018. The increase in consolidated operating income principally reflects a $27.6 million increase (a 30% increase) to a record $119.0 million in operating income of the ETG as well as a $17.7 million increase (an 18% increase) to a record $115.0 million in operating income of the FSG. The increase in operating income of the ETG and FSG is principally attributable to the previously mentioned net sales growth and improved gross profit margins.

Our consolidated operating income as a percentage of net sales improved to 22.1% in the first six months of fiscal 2019, up from 20.5% in the first six months of fiscal 2018. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 29.8% in the first six months of fiscal 2019, up from 28.2% in the first six months of fiscal 2018 and an increase in the FSG's operating income as a percentage of net sales to 19.3% in the first six months of fiscal 2019, up from 18.6% in the first six months of fiscal 2018. The increase in the ETG's and FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margins.

Interest Expense

Interest expense increased to $11.0 million in the first six months of fiscal 2019, up from $9.6 million in the first six months of fiscal 2018. The increase was principally due to higher interest rates partially offset by a lower weighted average balance outstanding under our revolving credit facility.

Other Income

Other income in the first six months of fiscal 2019 and 2018 was not material.

Income Tax Expense

In December 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to previous tax law, some of which became immediately effective in fiscal 2018 including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign subsidiaries. Certain other provisions of the Tax Act became effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and increased limitations on the deductibility of certain executive compensation. The provisions of the Tax Act that became effective for HEICO in fiscal 2019 did not have a material effect on our income tax expense for the first six months of fiscal 2019.

Index

Our effective tax rate in the first six months of fiscal 2019 was 14.5% as compared to 14.8% in the first six months of fiscal 2018. Income tax expense in both the first six months of fiscal 2019 and fiscal 2018 was favorably impacted as a result of discrete tax benefits. The tax benefit from stock option exercises recognized in the first six months of fiscal 2019 increased by $14.5 million compared to the first six months of fiscal 2018. During the first six months of fiscal 2018, we recognized a discrete tax benefit from the remeasurement of our U.S. federal net deferred tax liabilities that was partially offset by a discrete tax expense related to a one-time transition tax on the unremitted earnings of our foreign subsidiaries that resulted in an $11.9 million net discrete tax benefit.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $17.0 million in the first six months of fiscal 2019 as compared to $12.9 million in the first six months of fiscal 2018. The increase in net income attributable to noncontrolling interests in the first six months of fiscal 2019 principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $161.1 million, or $1.18 per diluted share, in the first six months of fiscal 2019, up from $124.8 million, or $.91 per diluted share, in the first six months of fiscal 2018 principally reflecting the previously mentioned increased net sales and operating income.

Comparison of Second Quarter of Fiscal 2019 to Second Quarter of Fiscal 2018

Net Sales

Our consolidated net sales in the second quarter of fiscal 2019 increased by 20% to a record $515.6 million, up from net sales of $430.6 million in the second quarter of fiscal 2018. The increase in consolidated net sales principally reflects an increase of $45.7 million (a 27% increase) to a record $214.5 million in net sales within the ETG as well as an increase of $40.4 million (a 15% increase) to a record $308.3 million in net sales within the FSG. The net sales increase in the ETG reflects organic growth of 20% as well as net sales of $12.5 million contributed by our fiscal 2019 and 2018 acquisitions. The ETG's organic growth is mainly attributable to increased demand for our defense, aerospace and space products resulting in net sales increases of $22.0 million, $5.9 million and $3.4 million, respectively. The net sales increase in the FSG principally reflects organic growth of 15%. The FSG's organic growth is mainly attributable to increased demand and new product offerings within our aftermarket replacement parts and specialty products product lines resulting in net sales increases of $27.7

Index

million and $10.5 million, respectively. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the second quarter of fiscal 2019.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 40.6% in the second quarter of fiscal 2019, up from 39.0% in the second quarter of fiscal 2018, principally reflecting an increase of 2.9% and .6% in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for certain defense and aerospace products. The increase in the FSG's gross profit margin is principally attributable to a more favorable product mix within our specialty products product line. Total new product research and development expenses included within our consolidated cost of sales were $16.8 million in the second quarter of fiscal 2019 compared to $14.0 million in the second quarter of fiscal 2018.

Our consolidated SG&A expenses were $90.2 million and $76.3 million in the second quarter of fiscal 2019 and 2018, respectively. The increase in consolidated SG&A expenses principally reflects $5.4 million of higher performance-based compensation expense, $3.9 million attributable to the fiscal 2019 and 2018 acquisitions, and $1.6 million attributable to changes in the estimated fair value of accrued contingent consideration. Our consolidated SG&A expenses as a percentage of net sales decreased to 17.5% in the second quarter of fiscal 2019, down from 17.7% in the second quarter of fiscal 2018.

Operating Income

Our consolidated operating income increased by 30% to a record $119.2 million in the second quarter of fiscal 2019, up from $91.6 million in the second quarter of fiscal 2018. The increase in consolidated operating income principally reflects a $19.2 million increase (a 40% increase) to a record $67.4 million in operating income of the ETG as well as a $10.7 million increase (a 21% increase) to a record $62.2 million in operating income of the FSG. The increase in operating income of the ETG and FSG is principally attributable to the previously mentioned net sales growth and improved gross profit margins.

As a percentage of net sales, our consolidated operating income increased to 23.1% in the second quarter of fiscal 2019, up from 21.3% in the second quarter of fiscal 2018. The increase principally reflects an increase in the ETG’s operating income as a percentage of net sales to 31.4% in the second quarter of fiscal 2019, up from 28.5% in the second quarter of fiscal 2018 and an increase in the FSG's operating income as a percentage of net sales to 20.2% in the second quarter of fiscal 2019, up from 19.2% in the second quarter of fiscal 2018. The increase in the ETG’s and FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margins.

Index

Interest Expense

Interest expense increased to $5.5 million in the second quarter of fiscal 2019, up from $4.9 million in the second quarter of fiscal 2018. The increase was principally due to higher interest rates partially offset by a lower weighted average balance outstanding under our revolving credit facility.

Other Income (Expense)

Other income (expense) income in the second quarter of fiscal 2019 and 2018 was not material.

Income Tax Expense

Our effective tax rate in the second quarter of fiscal 2019 was 22.5% as compared to 23.6% in the second quarter of fiscal 2018.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $8.3 million in the second quarter of fiscal 2019 as compared to $6.4 million in the second quarter of fiscal 2018. The increase in net income attributable to noncontrolling interests in the second quarter of fiscal 2019 principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $81.8 million, or $.60 per diluted share, in the second quarter of fiscal 2019, up from $59.6 million, or $.44 per diluted share, in the second quarter of fiscal 2018 principally reflecting the previously mentioned increased net sales and operating income.

Index

Outlook

As we look ahead to the remainder of fiscal 2019, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. Also, we plan to continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Based on our current economic visibility, we now estimate our consolidated fiscal 2019 year-over-year growth in net sales to be 12% - 13% and in net income to be 17% - 18%, as compared to our prior growth estimates in net sales of 9% - 10% and in net income of approximately 11% - 13%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2019 are now anticipated to be approximately $38 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2019, we were in compliance with all such covenants. As of April 30, 2019, our total debt to shareholders’ equity ratio was 33.5%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $178.3 million in the first six months of fiscal 2019 and consisted primarily of net income from consolidated operations of $178.1 million, depreciation and amortization expense of $40.5 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Leadership Compensation Plan ("LCP") of $10.6 million (principally participant deferrals and employer contributions), $5.0 million in share-based compensation expense (a non-cash item) and $4.6 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $62.2 million increase in working capital. The increase in working capital is inclusive of a $26.7 million increase in inventories to support the growth of our businesses and backlog, a $16.6 million decrease in accrued expenses and other current liabilities mainly due to a timing difference between the accrual and payment of performance-based compensation, and a $15.8 million increase in accounts receivable reflecting the strong organic net sales growth in each of our operating segments.

Net cash provided by operating activities increased by $74.9 million in the first six months of fiscal 2019 from $103.4 million in the first six months of fiscal 2018. The increase is principally attributable to a $40.4 million increase in net income from consolidated operations, a $13.8 million decrease in deferred income tax benefits, an $11.5 million decrease in net working

Index

capital, and a $6.5 million increase in accrued contingent consideration. The decrease in deferred income tax benefits is principally attributable to the remeasurement of our U.S. federal net deferred tax liabilities under the Tax Act in the first six months of fiscal 2018.

Investing Activities

Net cash used in investing activities totaled $157.7 million in the first six months of fiscal 2019 and related primarily to acquisitions of $134.9 million (net of cash acquired), capital expenditures of $12.6 million and investments related to the HEICO LCP of $10.8 million. Further details regarding our fiscal 2019 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first six months of fiscal 2019 totaled $16.2 million. During the first six months of fiscal 2019, we made $105.0 million in payments on our revolving credit facility, redeemed common stock related to stock option exercises aggregating $27.7 million, paid $9.3 million in cash dividends on our common stock and made $8.2 million of distributions to noncontrolling interests. Additionally, we borrowed $129.0 million under our revolving credit facility to fund certain of our fiscal 2019 acquisitions and received $5.5 million in proceeds from stock option exercises in the first six months of fiscal 2019.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2018.

Off-Balance Sheet Arrangements

Guarantees

As of April 30, 2019, we have arranged for standby letters of credit aggregating $4.3 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	May 30, 2019	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)