Form 10-Q
period 2019-07-31
HEICO CORP
filed 2019-08-29
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 27, 2019 is as follows:

Common Stock, $.01 par value	53,812,187	shares
Class A Common Stock, $.01 par value	80,340,878	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$59,023	$59,599
Accounts receivable, net	259,321	237,286
Contract assets	47,238	14,183
Inventories, net	416,314	401,553
Prepaid expenses and other current assets	20,688	21,187
Total current assets	802,584	733,808

Property, plant and equipment, net	173,182	154,739
Goodwill	1,263,473	1,114,832
Intangible assets, net	561,547	506,360
Other assets	159,502	143,657
Total assets	$2,960,288	$2,653,396

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$860	$859
Trade accounts payable	97,891	107,219
Accrued expenses and other current liabilities	168,901	171,514
Income taxes payable	1,484	2,837
Total current liabilities	269,136	282,429

Long-term debt, net of current maturities	639,304	531,611
Deferred income taxes	51,626	46,644
Other long-term liabilities	179,494	157,658
Total liabilities	1,139,560	1,018,342

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 3)	178,353	132,046

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 53,812 and 53,355 shares issued and outstanding	538	534
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 80,332 and 79,576 shares issued and outstanding	803	796
Capital in excess of par value	309,058	320,994
Deferred compensation obligation	3,429	3,928
HEICO stock held by irrevocable trust	(3,429)	(3,928)
Accumulated other comprehensive loss	(16,783)	(15,256)
Retained earnings	1,322,383	1,091,183
Total HEICO shareholders’ equity	1,615,999	1,398,251
Noncontrolling interests	26,376	104,757
Total shareholders’ equity	1,642,375	1,503,008
Total liabilities and equity	$2,960,288	$2,653,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018

Net sales	$1,514,118	$1,300,837	$532,324	$465,825

Operating costs and expenses:
Cost of sales	909,663	796,580	319,493	284,216
Selling, general and administrative expenses	267,911	231,709	93,417	80,186

Total operating costs and expenses	1,177,574	1,028,289	412,910	364,402

Operating income	336,544	272,548	119,414	101,423

Interest expense	(16,496)	(14,841)	(5,523)	(5,212)
Other income (expense)	2,420	(2)	268	(112)

Income before income taxes and noncontrolling interests	322,468	257,705	114,159	96,099

Income tax expense	55,300	46,100	25,100	22,200

Net income from consolidated operations	267,168	211,605	89,059	73,899

Less: Net income attributable to noncontrolling interests	24,956	19,749	7,961	6,813

Net income attributable to HEICO	$242,212	$191,856	$81,098	$67,086

Net income per share attributable to HEICO shareholders:
Basic	$1.82	$1.45	$.61	$.51
Diluted	$1.76	$1.40	$.59	$.49

Weighted average number of common shares outstanding:
Basic	133,405	132,422	133,970	132,794
Diluted	137,273	136,570	137,634	136,733
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018

Net income from consolidated operations	$267,168	$211,605	$89,059	$73,899
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,794)	1,209	(532)	(8,181)
Amortization of unrealized loss on defined benefit pension plan, net of tax	18	11	6	5
Total other comprehensive (loss) income	(1,776)	1,220	(526)	(8,176)
Comprehensive income from consolidated operations	265,392	212,825	88,533	65,723
Net income attributable to noncontrolling interests	24,956	19,749	7,961	6,813
Foreign currency translation adjustments attributable to noncontrolling interests	(249)	72	(95)	(505)
Comprehensive income attributable to noncontrolling interests	24,707	19,821	7,866	6,308
Comprehensive income attributable to HEICO	$240,685	$193,004	$80,667	$59,415
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Nine Months Ended July 31, 2019 and 2018
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2018	$132,046	$534	$796	$320,994	$3,928	($3,928)	($15,256)	$1,091,183	$104,757	$1,503,008
Cumulative effect from adoption of ASC 606 (see Note 1)	819	—	—	—	—	—	—	13,373	326	13,699
Comprehensive income	13,232	—	—	—	—	—	(1,527)	242,212	11,475	252,160
Cash dividends ($.14 per share)	—	—	—	—	—	—	—	(18,691)	—	(18,691)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,656	—	—	—	—	—	7,656
Share-based compensation expense	—	—	—	7,674	—	—	—	—	—	7,674
Proceeds from stock option exercises	—	7	8	8,255	—	—	—	—	—	8,270
Redemptions of common stock related to stock option exercises	—	(3)	(1)	(35,596)	—	—	—	—	—	(35,600)
Distributions to noncontrolling interests	(12,134)	—	—	—	—	—	—	—	(92,565)	(92,565)
Noncontrolling interests assumed related to acquisitions	38,696	—	—	—	—	—	—	—	2,382	2,382
Adjustments to redemption amount of redeemable noncontrolling interests	5,694	—	—	—	—	—	—	(5,694)	—	(5,694)
Deferred compensation obligation	—	—	—	—	(499)	499	—	—	—	—
Other	—	—	—	75	—	—	—	—	1	76
Balances as of July 31, 2019	$178,353	$538	$803	$309,058	$3,429	($3,429)	($16,783)	$1,322,383	$26,376	$1,642,375

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2017	$131,123	$338	$507	$326,544	$3,118	($3,118)	($10,556)	$844,247	$87,212	$1,248,292
Comprehensive income	9,913	—	—	—	—	—	1,148	191,856	9,908	202,912
Cash dividends ($.116 per share)	—	—	—	—	—	—	—	(15,363)	—	(15,363)
Five-for-four common stock splits	—	191	286	(477)	—	—	—	(29)	—	(29)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	6,993	—	—	—	—	—	6,995
Share-based compensation expense	—	—	—	6,933	—	—	—	—	—	6,933
Proceeds from stock option exercises	—	7	1	3,028	—	—	—	—	—	3,036
Redemptions of common stock related to stock option exercises	—	(3)	—	(24,938)	—	—	—	—	—	(24,941)
Distributions to noncontrolling interests	(6,361)	—	—	—	—	—	—	—	(768)	(768)
Adjustments to redemption amount of redeemable noncontrolling interests	(4,561)	—	—	—	—	—	—	4,561	—	4,561
Noncontrolling interests assumed related to acquisitions	2,491	—	—	—	—	—	—	—	—	—
Other	994	—	—	(994)	—	—	221	(533)	—	(1,306)
Balances as of July 31, 2018	$133,599	$534	$795	$317,089	$3,118	($3,118)	($9,187)	$1,024,739	$96,352	$1,430,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended July 31, 2019 and 2018
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2019	$151,450	$538	$800	$310,201	$4,043	($4,043)	($16,352)	$1,251,699	$115,278	$1,662,164
Comprehensive income	5,008	—	—	—	—	—	(431)	81,098	2,858	83,525
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(9,386)	—	(9,386)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,266	—	—	—	—	—	1,266
Share-based compensation expense	—	—	—	2,687	—	—	—	—	—	2,687
Proceeds from stock option exercises	—	—	4	2,738	—	—	—	—	—	2,742
Redemptions of common stock related to stock option exercises	—	—	(1)	(7,855)	—	—	—	—	—	(7,856)
Distributions to noncontrolling interests	(4,750)	—	—	—	—	—	—	—	(91,759)	(91,759)
Noncontrolling interests assumed related to acquisitions	25,617	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	1,028	—	—	—	—	—	—	(1,028)	—	(1,028)
Deferred compensation obligation	—	—	—	—	(614)	614	—	—	—	—
Other	—	—	—	21	—	—	—	—	(1)	20
Balances as of July 31, 2019	$178,353	$538	$803	$309,058	$3,429	($3,429)	($16,783)	$1,322,383	$26,376	$1,642,375

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2018	$134,034	$427	$635	$311,710	$3,118	($3,118)	($1,516)	$964,571	$93,680	$1,369,507
Comprehensive income	3,277	—	—	—	—	—	(7,671)	67,086	3,031	62,446
Cash dividends ($.06 per share)		—	—	—	—	—	—	(7,968)	—	(7,968)
Five-for-four common stock split		107	159	(266)	—	—	—	(29)	—	(29)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	1	2,446	—	—	—	—	—	2,447
Share-based compensation expense	—	—	—	2,474	—	—	—	—	—	2,474
Proceeds from stock option exercises	—	—	—	1,043	—	—	—	—	—	1,043
Redemptions of common stock related to stock option exercises	—	—	—	(318)	—	—	—	—	—	(318)
Distributions to noncontrolling interests	(2,321)	—	—	—	—	—	—	—	(359)	(359)
Adjustments to redemption amount of redeemable noncontrolling interests	(1,391)	—	—	—	—	—	—	1,391	—	1,391
Other	—	—	—	—	—	—	—	(312)	—	(312)
Balances as of July 31, 2018	$133,599	$534	$795	$317,089	$3,118	($3,118)	($9,187)	$1,024,739	$96,352	$1,430,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2019	2018
Operating Activities:
Net income from consolidated operations	$267,168	$211,605
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	61,686	57,523
Share-based compensation expense	7,674	6,933
Employer contributions to HEICO Savings and Investment Plan	7,128	6,015
Increase (decrease) in accrued contingent consideration, net	3,734	(3,789)
Deferred income tax benefit	(3,293)	(13,485)
Payment of contingent consideration	(3,105)	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(14,820)	(21,043)
Decrease (increase) in contract assets	7,429	(5,272)
Increase in inventories	(27,019)	(40,965)
(Increase) decrease in prepaid expenses and other current assets	(1,343)	1,026
(Decrease) increase in trade accounts payable	(11,783)	10,048
Increase in accrued expenses and other current liabilities	8,797	8,078
Increase (decrease) in income taxes payable	772	(13,479)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	11,295	10,069
Other	(921)	1,489
Net cash provided by operating activities	313,399	214,753

Investing Activities:
Acquisitions, net of cash acquired	(235,174)	(40,599)
Capital expenditures	(21,671)	(35,898)
Investments related to HEICO Leadership Compensation Plan	(10,800)	(10,050)
Other	628	(2,736)
Net cash used in investing activities	(267,017)	(89,283)

Financing Activities:
Borrowings on revolving credit facility	288,000	53,000
Payments on revolving credit facility	(180,000)	(110,000)
Distributions to noncontrolling interests	(104,699)	(7,129)
Redemptions of common stock related to stock option exercises	(35,600)	(24,941)
Cash dividends paid	(18,691)	(15,363)
Payments of contingent consideration	(4,073)	(5,425)
Revolving credit facility issuance costs	—	(4,067)
Proceeds from stock option exercises	8,270	3,036
Other	(387)	(376)
Net cash used in financing activities	(47,180)	(111,265)

Effect of exchange rate changes on cash	222	710

Net (decrease) increase in cash and cash equivalents	(576)	14,915
Cash and cash equivalents at beginning of year	59,599	52,066
Cash and cash equivalents at end of period	$59,023	$66,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. The October 31, 2018 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Certain prior year amounts have been reclassified to conform to the current year presentation principally to reflect the adoption of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," in the first quarter of fiscal 2019 and the adoption of ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," in the fourth quarter of fiscal 2018.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, which, as amended, was codified as Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers" (“ASC 606”). ASC 606 provides a comprehensive new revenue recognition model that supersedes nearly all existing revenue recognition guidance. Under ASC 606, an entity recognizes revenue when it transfers promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

Index

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

The following table presents the cumulative effect of adopting ASC 606 on the Company's Condensed Consolidated Balance Sheet as of November 1, 2018 (in thousands):

	As Reported	Impact of	As Adjusted
	Under ASC 605	ASC 606	Under ASC 606
	October 31, 2018	Adoption	November 1, 2018
Assets
Contract assets	$14,183	$40,089	$54,272
Inventories, net	401,553	(29,412)	372,141
Prepaid expenses and other current assets	21,187	(489)	20,698

Liabilities
Accrued expenses and other current liabilities	$171,514	($8,588)	$162,926
Deferred income taxes	46,644	4,258	50,902

Redeemable noncontrolling interests	$132,046	$819	$132,865

Shareholders' equity
Retained earnings	$1,091,183	$13,373	$1,104,556
Noncontrolling interests	104,757	326	105,083

Index

The following table presents the impact of adopting ASC 606 on the Company's Condensed Consolidated Balance Sheet as of July 31, 2019 (in thousands):

	As of July 31, 2019
	As Reported	Effect of	As Adjusted
	Under ASC 606	ASC 606	Under ASC 605
Assets
Contract assets	$47,238	($42,604)	$4,634
Inventories, net	416,314	30,722	447,036
Prepaid expenses and other current assets	20,688	1,100	21,788

Liabilities
Accrued expenses and other current liabilities	$168,901	$6,141	$175,042
Deferred income taxes	51,626	(3,327)	48,299

Redeemable noncontrolling interests	$178,353	$53	$178,406

Shareholders' equity
Retained earnings	$1,322,383	($13,295)	$1,309,088
Noncontrolling interests	26,376	(354)	26,022

The impact of adopting ASC 606 on the Company's Condensed Consolidated Statement of Operations was not material for the nine and three months ended July 31, 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires recognition of lease assets and lease liabilities on the balance sheet of lessees.  ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020 for HEICO.  ASU 2016-02, as amended, provides certain optional transition relief and shall be applied using a modified retrospective transition approach either as of the beginning of the earliest comparative period presented in the year of adoption or by recognizing a cumulative-effect adjustment as of the date of adoption. The Company expects to use the cumulative-effect method.  The Company expects the adoption of this guidance will result in an increase in its assets and liabilities due to the recognition of right-to-use assets and corresponding lease liabilities for leases that are currently classified as operating leases.  The Company does not expect the adoption of this guidance will have a material effect on its consolidated results of operations, financial position or cash flows.

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

Index

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

2.     ACQUISITIONS

In July 2019, the Company, jointly through HEICO Electronic and one of its subsidiaries, acquired substantially all of the assets and business of a France-based company and transferred the assets to a newly created subsidiary, Bernier Connect SAS ("Bernier"). The acquisition is inclusive of Bernier's 70% equity interest in Moulages Plastiques Industriels De L'essonne, a plastics manufacturer. Bernier is a designer and manufacturer of interconnect products used in demanding defense, aerospace and industrial applications, primarily for communications-related purposes. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In June 2019, the Company, through HEICO Electronic, acquired 75% of the membership interests of Research Electronics International, LLC ("REI"). REI is a designer and manufacturer of Technical Surveillance Countermeasures (TCSM) equipment to detect devices used for espionage and information theft. The remaining 25% interest continues to be owned by certain members of REI's management team (see Note 3, Selected Financial Statement Information, for additional information).

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

The following table summarizes the aggregate total consideration for the Company's fiscal 2019 acquisitions (in thousands):

Cash paid	$236,427
Less: cash acquired	(1,253)
Cash paid, net	235,174
Contingent consideration	2,107
Fair value of existing equity interest	1,416
Additional purchase consideration	(335)
Total consideration	$238,362

Index

The following table summarizes the allocation of the aggregate total consideration for the Company's fiscal 2019 acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$151,157
Customer relationships	45,543
Intellectual property	30,200
Trade names	19,516
Property, plant and equipment	17,778
Inventories	17,057
Accounts receivable	7,904
Other assets (including contract assets)	845
Total assets acquired, excluding cash	290,000

Liabilities assumed:
Deferred income taxes	4,101
Accrued expenses	3,309
Accounts payable	2,582
Other liabilities	568
Total liabilities assumed	10,560

Noncontrolling interests in consolidated subsidiaries	41,078

Net assets acquired, excluding cash	$238,362

The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's fiscal 2019 acquisitions (in years):

Customer relationships	12
Intellectual property	15

The allocation of the total consideration for the Company's fiscal 2019 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustments to such allocations to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Bernier, REI, Decavo, SST, Freebird and Apex benefit both the

Index

Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in Bernier, REI, Decavo, SST, Freebird and Apex was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the fiscal 2019 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2019 acquisitions included in the Condensed Consolidated Statements of Operations for the nine and three months ended July 31, 2019 is not material. Had the fiscal 2019 acquisitions occurred as of November 1, 2017, net sales on a pro forma basis for the nine and three months ended July 31, 2019 would not have been materially different than the reported amounts and net sales for the nine and three months ended July 31, 2018 would have been $1,373.1 million and $489.5 million, respectively. Net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2019 and 2018 would not have been materially different than the reported amounts. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of November 1, 2017.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2019	October 31, 2018
Accounts receivable	$263,645	$240,544
Less: Allowance for doubtful accounts	(4,324)	(3,258)
Accounts receivable, net	$259,321	$237,286

Inventories

(in thousands)	July 31, 2019	October 31, 2018
Finished products	$197,463	$192,758
Work in process	34,884	49,315
Materials, parts, assemblies and supplies	183,967	158,039
Contracts in process	—	1,649
Less: Billings to date	—	(208)
Inventories, net of valuation reserves	$416,314	$401,553

Prior to the adoption of ASC 606, contracts in process represented accumulated capitalized costs associated with fixed price contracts. Additionally, related progress billings and customer advances (“billings to date”) were classified as a reduction to contracts in process, if any, and any excess was included in accrued expenses and other liabilities. See Note 1,

Index

Summary of Significant Accounting Policies - New Accounting Pronouncements, and Note 6, Revenue, for additional information pertaining to the adoption of ASC 606.

Property, Plant and Equipment

(in thousands)	July 31, 2019	October 31, 2018
Land	$7,297	$5,864
Buildings and improvements	115,314	101,424
Machinery, equipment and tooling	246,653	230,108
Construction in progress	7,981	5,044
	377,245	342,440
Less: Accumulated depreciation and amortization	(204,063)	(187,701)
Property, plant and equipment, net	$173,182	$154,739

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $17.4 million as of July 31, 2019 and $16.9 million as of October 31, 2018. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2019 and 2018 was $6.5 million and $7.7 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2019 and 2018 was $2.9 million and $2.5 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2019 and 2018 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
R&D expenses	$48,697	$40,680	$16,648	$14,020

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

Index

	July 31, 2019	October 31, 2018
Redeemable at fair value	$129,831	$83,524
Redeemable based on a multiple of future earnings	48,522	48,522
Redeemable noncontrolling interests	$178,353	$132,046

As discussed in Note 2, Acquisitions, the Company, through HEICO Electronic, acquired 75% of the membership interests of REI in June 2019. As part of the REI operating agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interest over a four-year period beginning in fiscal 2024, or sooner under certain conditions, and the Company has the right to purchase the same equity interest over the same period.

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

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2019 are as follows (in thousands):

	Foreign Currency Translation	Pension Benefit Obligation	Accumulated Other Comprehensive Loss
Balances as of October 31, 2018	($14,370)	($886)	($15,256)
Unrealized loss	(1,545)	—	(1,545)
Amortization of unrealized loss	—	18	18
Balances as of July 31, 2019	($15,915)	($868)	($16,783)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2019 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2018	$398,694	$716,138	$1,114,832
Goodwill acquired	12,912	138,245	151,157
Foreign currency translation adjustments	(1,535)	(856)	(2,391)
Adjustments to goodwill	(125)	—	(125)
Balances as of July 31, 2019	$409,946	$853,527	$1,263,473

The goodwill acquired pertains to the fiscal 2019 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2018 acquisitions. The Company estimates that $91 million of the goodwill acquired in fiscal 2019 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2019			As of October 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$418,308	($162,231)	$256,077	$373,946	($135,359)	$238,587
Intellectual property	216,265	(67,341)	148,924	185,983	(56,055)	129,928
Licenses	6,559	(3,959)	2,600	6,559	(3,522)	3,037
Patents	958	(649)	309	927	(609)	318
Non-compete agreements	813	(813)	—	814	(814)	—
Trade names	466	(186)	280	466	(157)	309
	643,369	(235,179)	408,190	568,695	(196,516)	372,179
Non-Amortizing Assets:
Trade names	153,357	—	153,357	134,181	—	134,181
	$796,726	($235,179)	$561,547	$702,876	($196,516)	$506,360

The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of July 31, 2019 compared to October 31, 2018 principally relates to such intangible assets recognized in connection with the fiscal 2019 acquisitions (see Note 2, Acquisitions).

Index

Amortization expense related to intangible assets for the nine months ended July 31, 2019 and 2018 was $39.6 million and $37.5 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2019 and 2018 was $13.7 million and $12.7 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2019 is estimated to be $13.9 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $53.1 million in fiscal 2020, $50.2 million in fiscal 2021, $43.8 million in fiscal 2022, $38.5 million in fiscal 2023, $34.2 million in fiscal 2024, and $174.5 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	July 31, 2019	October 31, 2018
Borrowings under revolving credit facility	$631,000	$523,000
Capital leases and note payable	9,164	9,470
	640,164	532,470
Less: Current maturities of long-term debt	(860)	(859)
	$639,304	$531,611

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of July 31, 2019 and October 31, 2018, the weighted average interest rate on borrowings under the Company’s revolving credit facility was 3.4%. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2019, the Company was in compliance with all such covenants.

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

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations for the nine and three months ended July 31, 2019.

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

Changes in the Company’s contract assets and liabilities for the nine months ended July 31, 2019 are as follows (in thousands):

	July 31, 2019	November 1, 2018	Change

Contract assets	$47,238	$54,272	($7,034)
Contract liabilities	21,474	19,674	1,800
Net contract assets	$25,764	$34,598	($8,834)

The decrease in the Company's contract assets during the first nine months of fiscal 2019 mainly occurred within the ETG and principally reflects billings on certain customer contracts made during the period in excess of the amounts recorded as additional unbilled receivables for contracts using an over-time recognition model.

The increase in the Company's contract liabilities during the first nine months of fiscal 2019 mainly occurred within the FSG and principally reflects the receipts of new customer deposits on certain customer contracts in excess of reductions to contract liabilities from customer deposits recognized as revenue.

The amount of revenue that the Company recognized during the nine and three months ended July 31, 2019 that was included in contract liabilities as of the beginning of fiscal 2019 was $14.5 million and $2.4 million, respectively.

Remaining Performance Obligations

As of July 31, 2019, the Company had $383.3 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG and the FSG's aftermarket replacement parts and specialty products product line. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $81.3 million of this amount during the remainder of fiscal 2019 and $302.0 million thereafter, of which the majority is expected to occur in fiscal 2020.

Index

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Flight Support Group:
Aftermarket replacement parts (1)	$500,714	$424,584	$173,992	$150,729
Repair and overhaul parts and services (2)	216,887	214,933	76,270	74,853
Specialty products (3)	197,879	168,166	69,754	59,544
Total net sales	915,480	807,683	320,016	285,126

Electronic Technologies Group:
Electronic component parts for defense, space and aerospace equipment (4)	459,445	394,884	160,031	146,652
Electronic component parts for equipment in various other industries (5)	155,564	115,866	56,098	39,718
Total net sales	615,009	510,750	216,129	186,370

Intersegment sales	(16,371)	(17,596)	(3,821)	(5,671)

Total consolidated net sales	$1,514,118	$1,300,837	$532,324	$465,825

(1)	Includes various jet engine and aircraft component replacement parts.

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

(5)
Includes various component parts such as electromagnetic and radio interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies, silicone material for a variety of demanding applications and technical surveillance countermeasures equipment.

Index

The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Flight Support Group:
Aerospace	$742,555	$660,307	$258,157	$230,633
Defense and Space	137,272	114,103	49,769	43,009
Other (1)	35,653	33,273	12,090	11,484
Total net sales	915,480	807,683	320,016	285,126

Electronic Technologies Group:
Defense and Space	390,046	331,587	138,875	125,375
Other (2)	162,063	132,559	56,525	44,849
Aerospace	62,900	46,604	20,729	16,146
Total net sales	615,009	510,750	216,129	186,370

Other, primarily corporate and intersegment	(16,371)	(17,596)	(3,821)	(5,671)

Total consolidated net sales	$1,514,118	$1,300,837	$532,324	$465,825

(1)	Principally industrial products.

(2)	Principally other electronics and medical products.

Index

7.     INCOME TAXES

In December 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to previous tax law, some of which became immediately effective in fiscal 2018 including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% (effective January 1, 2018) and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of the Company’s foreign subsidiaries. Certain other provisions of the Tax Act became effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and increased limitations on the deductibility of certain executive compensation.

The Company’s effective tax rate in the first nine months of fiscal 2019 was 17.1% as compared to 17.9% in the first nine months of fiscal 2018. The Company's effective tax rate in the third quarter of fiscal 2019 was 22.0% as compared to 23.1% in the third quarter of fiscal 2018. The decrease in the Company's effective tax rate in the first nine months and third quarter of fiscal 2019 is mainly attributable to the reduction in the federal tax rate from a blended rate of 23.3% in fiscal 2018 to 21% in fiscal 2019, partially offset by the net effect of the provisions of the Tax Act that became effective for HEICO in fiscal 2019.

Income tax expense in both the first nine months of fiscal 2019 and fiscal 2018 was favorably impacted as a result of discrete tax benefits. The tax benefit from stock option exercises recognized in the first nine months of fiscal 2019 increased by $14.5 million compared to the first nine months of fiscal 2018. During the first nine months of fiscal 2018, the Company recognized a tax benefit from the remeasurement of its U.S. federal net deferred tax liabilities that was partially offset by a tax expense related to a one-time transition tax on the unremitted earnings of its foreign subsidiaries that resulted in an $11.9 million net discrete tax benefit.

Index

8.     FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$148,586	$—	$148,586
Money market funds	15	—	—	15
Total assets	$15	$148,586	$—	$148,601

Liabilities:
Contingent consideration	$—	$—	$19,430	$19,430

	As of October 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plans:
Corporate-owned life insurance	$—	$123,255	$—	$123,255
Money market funds	3,560	—	—	3,560
Equity securities	3,179	—	—	3,179
Mutual funds	1,437	—	—	1,437
Other	1,306	—	—	1,306
Total assets	$9,482	$123,255	$—	$132,737

Liabilities:
Contingent consideration	$—	$—	$20,875	$20,875

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets and have a value of $148.6 million as of July 31, 2019 and $126.8 million as of October 31, 2018. The related liabilities of the LCP plan are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have a value of $148.0 million as of July 31, 2019 and $125.8 million as of October 31, 2018.

Index

The Company previously maintained another non-qualified deferred compensation plan. The assets and liabilities of this plan were each $5.9 million as of October 31, 2018 and classified within other assets and other long-term liabilities, respectively, in the Company's Condensed Consolidated Balance Sheet. During fiscal 2019, the plan's assets were liquidated and distribution payments were made to the remaining plan participants in accordance with their elections.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2019, the Company may be obligated to pay contingent consideration of $6.4 million in fiscal 2022 should the acquired entity meet a certain earnings objective during the second and third years following the acquisition. As of July 31, 2019, the estimated fair value of the contingent consideration was $2.2 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of July 31, 2019, the estimated fair value of the contingent consideration was $16.3 million. The increase in the fair value of the contingent consideration as of July 31, 2019 as compared to the $13.9 million accrued as of October 31, 2018 is principally attributable to a reduction in the discount rate used to present value the potential future obligation and higher than originally estimated earnings of the acquired entity during the earnout period.

As part of the agreement to acquire certain assets of a company by the ETG in fiscal 2016, the Company may be obligated to pay contingent consideration of up to $1.4 million in aggregate during the first three years following the second anniversary of the acquisition should the acquired entity meet certain earnings objectives during this same time period. During fiscal 2019, the Company paid $.3 million of contingent consideration based on the actual financial performance of the acquired entity during the third year following the acquisition. As of July 31, 2019, the estimated fair value of the remaining contingent consideration was $.9 million.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2015, the Company paid contingent consideration of €6.1 million, or $6.8 million, during the third quarter of fiscal 2019 based on the actual operating results of the acquired entity during the fourth year following the acquisition. The increase in the amount paid as compared to the €5.1 million, or $5.8 million, accrued as of October 31, 2018 was principally due to the higher actual than anticipated earnings of the acquired entity.

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
The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of July 31, 2019 were as follows:

	Fiscal 2019 Acquisition			Fiscal 2017 Acquisition			Fiscal 2016 Acquisition
Compound annual revenue growth rate range	(8%)	-	9%	(5%)	-	12%	4%	-	13%
Weighted average discount rate	5.9%			4.9%			4.2%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2019 are as follows (in thousands):

Balance as of October 31, 2018	$20,875
Increase in accrued contingent consideration	3,734
Contingent consideration related to acquisition	2,107
Payments of contingent consideration	(7,178)
Foreign currency transaction adjustments	(108)
Balance as of July 31, 2019	$19,430

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$491
Other long-term liabilities	18,939
$19,430

The Company recorded the increase in accrued contingent consideration and foreign currency transaction adjustments set forth in the table above within selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2019.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2019 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

9.     SHAREHOLDERS' EQUITY

Consistent with the Company’s past practice of increasing its ownership in certain non-wholly owned subsidiaries, on June 28, 2019, HEICO Aerospace paid dividends to HEICO and Lufthansa Technik AG (“LHT”) in proportion to their ownership interest in HEICO Aerospace of 80% and 20%, respectively (the “Transaction”).  LHT received a cash dividend of $91.5 million that was funded principally using proceeds from the Company’s revolving credit facility.  HEICO effectively received as its dividend the 20% noncontrolling interest held by LHT in eight of the Company’s existing subsidiaries within its HEICO Aerospace subsidiary that are principally part of the FSG’s repair and overhaul parts and services product line.  HEICO did not record any gain or loss in connection with the Transaction.  Immediately following the Transaction, HEICO transferred the eight businesses to HEICO Flight Support Corp., a wholly owned subsidiary of HEICO.  LHT remains a 20% owner in HEICO Aerospace, a designer and manufacturer of jet engine and aircraft component replacement parts.

10.     NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Numerator:
Net income attributable to HEICO	$242,212	$191,856	$81,098	$67,086

Denominator:
Weighted average common shares outstanding - basic	133,405	132,422	133,970	132,794
Effect of dilutive stock options	3,868	4,148	3,664	3,939
Weighted average common shares outstanding - diluted	137,273	136,570	137,634	136,733

Net income per share attributable to HEICO shareholders:
Basic	$1.82	$1.45	$.61	$.51
Diluted	$1.76	$1.40	$.59	$.49

Anti-dilutive stock options excluded	439	547	88	410

Index

11. OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2019 and 2018, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2019:
Net sales	$915,480	$615,009	($16,371)	$1,514,118
Depreciation	10,225	8,117	754	19,096
Amortization	14,714	27,138	738	42,590
Operating income	179,843	181,160	(24,459)	336,544
Capital expenditures	12,600	9,008	63	21,671

Nine months ended July 31, 2018:
Net sales	$807,683	$510,750	($17,596)	$1,300,837
Depreciation	9,819	6,841	439	17,099
Amortization	14,729	24,858	837	40,424
Operating income	152,069	147,371	(26,892)	272,548
Capital expenditures	9,710	6,922	19,266	35,898

Three months ended July 31, 2019:
Net sales	$320,016	$216,129	($3,821)	$532,324
Depreciation	3,467	2,722	251	6,440
Amortization	4,991	9,461	246	14,698
Operating income	64,797	62,206	(7,589)	119,414
Capital expenditures	6,024	2,996	55	9,075

Three months ended July 31, 2018:
Net sales	$285,126	$186,370	($5,671)	$465,825
Depreciation	3,237	2,257	253	5,747
Amortization	4,850	8,591	246	13,687
Operating income	54,712	56,021	(9,310)	101,423
Capital expenditures	3,504	2,937	—	6,441

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment as of July 31, 2019 and October 31, 2018 are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2019	$1,140,187	$1,646,623	$173,478	$2,960,288
Total assets as of October 31, 2018	1,093,858	1,391,997	167,541	2,653,396

12. COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 31, 2019, the Company has arranged for standby letters of credit aggregating $3.7 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the nine months ended July 31, 2019 and 2018, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2019	2018
Balances as of beginning of fiscal year	$3,306	$2,921
Accruals for warranties	1,652	2,132
Acquired warranty liabilities	—	300
Warranty claims settled	(1,974)	(2,084)
Balances as of July 31	$2,984	$3,269

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2018. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2019 other than the adoption of Accounting Standards Update 2014-09, which, as amended, was codified as Accounting Standards Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers" (“ASC 606”). ASC 606 principally impacts the timing of revenue recognition for two types of our customer contracts. See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, and Note 6, Revenue, of the Notes to Condensed Consolidated Financial Statements for additional information.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2019 have been affected by the fiscal 2019 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Net sales	$1,514,118	$1,300,837	$532,324	$465,825
Cost of sales	909,663	796,580	319,493	284,216
Selling, general and administrative expenses	267,911	231,709	93,417	80,186
Total operating costs and expenses	1,177,574	1,028,289	412,910	364,402
Operating income	$336,544	$272,548	$119,414	$101,423

Net sales by segment:
Flight Support Group	$915,480	$807,683	$320,016	$285,126
Electronic Technologies Group	615,009	510,750	216,129	186,370
Intersegment sales	(16,371)	(17,596)	(3,821)	(5,671)
	$1,514,118	$1,300,837	$532,324	$465,825

Operating income by segment:
Flight Support Group	$179,843	$152,069	$64,797	$54,712
Electronic Technologies Group	181,160	147,371	62,206	56,021
Other, primarily corporate	(24,459)	(26,892)	(7,589)	(9,310)
	$336,544	$272,548	$119,414	$101,423

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.9%	38.8%	40.0%	39.0%
Selling, general and administrative expenses	17.7%	17.8%	17.5%	17.2%
Operating income	22.2%	21.0%	22.4%	21.8%
Interest expense	1.1%	1.1%	1.0%	1.1%
Other income (expense)	.2%	—%	.1%	—%
Income tax expense	3.7%	3.5%	4.7%	4.8%
Net income attributable to noncontrolling interests	1.6%	1.5%	1.5%	1.5%
Net income attributable to HEICO	16.0%	14.7%	15.2%	14.4%

Index

Comparison of First Nine Months of Fiscal 2019 to First Nine Months of Fiscal 2018

Net Sales

Our consolidated net sales in the first nine months of fiscal 2019 increased by 16% to a record $1,514.1 million, up from net sales of $1,300.8 million in the first nine months of fiscal 2018. The increase in consolidated net sales principally reflects an increase of $104.3 million (a 20% increase) to a record $615.0 million in net sales within the ETG and an increase of $107.8 million (a 13% increase) to a record $915.5 million in net sales within the FSG. The net sales increase in the ETG reflects organic growth of 13% and net sales of $42.4 million contributed by fiscal 2019 and 2018 acquisitions. The ETG's organic growth is mainly attributable to increased demand for our defense, aerospace and space products resulting in net sales increases of $45.8 million, $15.0 million and $4.7 million, respectively. The net sales increase in the FSG principally reflects organic growth of 13%. The FSG's organic growth is mainly attributable to increased demand and new product offerings within our aftermarket replacement parts and specialty products product lines resulting in net sales increases of $76.1 million and $28.0 million, respectively. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first nine months of fiscal 2019.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 39.9% in the first nine months of fiscal 2019, up from 38.8% in the first nine months of fiscal 2018, principally reflecting an increase of 1.3% and .8% in the ETG's and FSG's gross profit margins, respectively. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for certain defense and aerospace products. The increase in the FSG's gross profit margin is principally attributable to a more favorable product mix within our specialty products product line. Total new product research and development expenses included within our consolidated cost of sales were $48.7 million in the first nine months of fiscal 2019 compared to $40.7 million in the first nine months of fiscal 2018.

Our consolidated selling, general and administrative (“SG&A”) expenses were $267.9 million and $231.7 million in the first nine months of fiscal 2019 and 2018, respectively. The increase in consolidated SG&A expenses principally reflects $13.1 million attributable to the fiscal 2019 and 2018 acquisitions, $8.6 million of higher performance-based compensation expense, $7.2 million attributable to changes in the estimated fair value of accrued contingent consideration, and $2.1 million of higher acquisition-related costs. Our consolidated SG&A expenses as a percentage of net sales decreased slightly to 17.7% in the first nine months of fiscal 2019 from 17.8% in the first nine months of fiscal 2018.

Operating Income

Our consolidated operating income increased by 23% to a record $336.5 million in the first nine months of fiscal 2019, up from $272.5 million in the first nine months of fiscal 2018. The increase in consolidated operating income principally reflects a $33.8 million increase (a

Index

23% increase) to a record $181.2 million in operating income of the ETG and a $27.8 million increase (an 18% increase) to a record $179.8 million in operating income of the FSG. The increase in operating income of the ETG and FSG is principally attributable to the previously mentioned net sales growth and improved gross profit margins. Further, the operating income of the ETG in the first nine months of fiscal 2019 reflects $6.1 million of higher performance-based compensation expense, $2.1 million of expense attributable to changes in the estimated fair value of accrued contingent consideration and $1.8 million of higher acquisition-related costs.

Our consolidated operating income as a percentage of net sales improved to 22.2% in the first nine months of fiscal 2019, up from 21.0% in the first nine months of fiscal 2018. The increase principally reflects an increase in the FSG's operating income as a percentage of net sales to 19.6% in the first nine months of fiscal 2019, up from 18.8% in the first nine months of fiscal 2018 and in increase in the ETG’s operating income as a percentage of net sales to 29.5% in the first nine months of fiscal 2019, up from 28.9% in the first nine months of fiscal 2018. The increase in the FSG's and ETG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin. Further, the ETG's operating income as a percentage of net sales in the first nine months of fiscal 2019 reflects a .7% increase in SG&A expenses as a percentage of net sales, inclusive of the previously mentioned higher performance-based compensation expense, changes in the estimated fair value of accrued contingent consideration and higher acquisition-related costs.

Interest Expense

Interest expense increased to $16.5 million in the first nine months of fiscal 2019, up from $14.8 million in the first nine months of fiscal 2018. The increase was principally due to higher interest rates partially offset by a lower weighted average balance outstanding under our revolving credit facility.

Other Income (Expense)

Other income (expense) in the first nine months of fiscal 2019 and 2018 was not material.

Income Tax Expense

In December 2017, the United States ("U.S.") government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to previous tax law, some of which became immediately effective in fiscal 2018 including, among other things, a reduction in the U.S. federal statutory tax rate from 35% to 21% (effective January 1, 2018) and the implementation of a territorial tax system resulting in a one-time transition tax on the unremitted earnings of our foreign subsidiaries. Certain other provisions of the Tax Act became effective for HEICO in fiscal 2019 including a new tax on Global Intangible Low-Taxed Income (“GILTI”), a new deduction for Foreign-Derived Intangible Income (“FDII”), the repeal of the domestic production activity deduction and increased limitations on the deductibility of certain executive compensation.

Index

Our effective tax rate in the first nine months of fiscal 2019 was 17.1% as compared to 17.9% in the first nine months of fiscal 2018. The decrease is mainly attributable to the reduction in the federal tax rate from a blended rate of 23.3% in fiscal 2018 to 21% in fiscal 2019, partially offset by the net effect of the provisions of the Tax Act that became effective for HEICO in fiscal 2019.

Income tax expense in both the first nine months of fiscal 2019 and fiscal 2018 was favorably impacted as a result of discrete tax benefits. The tax benefit from stock option exercises recognized in the first nine months of fiscal 2019 increased by $14.5 million compared to the first nine months of fiscal 2018. During the first nine months of fiscal 2018, we recognized a tax benefit from the remeasurement of our U.S. federal net deferred tax liabilities that was partially offset by a tax expense related to a one-time transition tax on the unremitted earnings of our foreign subsidiaries that resulted in an $11.9 million net discrete tax benefit.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $25.0 million in the first nine months of fiscal 2019 as compared to $19.7 million in the first nine months of fiscal 2018. The increase in net income attributable to noncontrolling interests in the first nine months of fiscal 2019 principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $242.2 million, or $1.76 per diluted share, in the first nine months of fiscal 2019, up from $191.9 million, or $1.40 per diluted share, in the first nine months of fiscal 2018 principally reflecting the previously mentioned increased net sales and operating income.

Comparison of Third Quarter of Fiscal 2019 to Third Quarter of Fiscal 2018

Net Sales

Our consolidated net sales in the third quarter of fiscal 2019 increased by 14% to a record $532.3 million, up from net sales of $465.8 million in the third quarter of fiscal 2018. The increase in consolidated net sales principally reflects an increase of $34.9 million (a 12% increase) to a record $320.0 million in net sales within the FSG and an increase of $29.8 million (a 16% increase) to a record $216.1 million in net sales within the ETG. The net sales increase in the FSG principally reflects organic growth of 12%. The FSG's organic growth is mainly attributable to increased demand and new product offerings within our aftermarket replacement parts and specialty products product lines resulting in net sales increases of $23.3 million and $9.1 million, respectively. The net sales increase in the ETG reflects net sales of $19.1 million

Index

contributed by fiscal 2019 acquisitions and organic growth of 7%. The ETG's organic growth is mainly attributable to increased demand for our defense and aerospace products resulting in net sales increases of $9.7 million and $6.0 million, respectively. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the third quarter of fiscal 2019.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 40.0% in the third quarter of fiscal 2019, up from 39.0% in the third quarter of fiscal 2018, principally reflecting an increase of 1.1% and .8% in the FSG's and ETG's gross profit margin, respectively. The increase in the FSG's gross profit margin is principally attributable to higher net sales and a more favorable product mix within our aftermarket replacement parts product line. The increase in the ETG’s gross profit margin is principally attributable to increased net sales and a more favorable product mix for certain aerospace products. Total new product research and development expenses included within our consolidated cost of sales were $16.6 million in the third quarter of fiscal 2019 compared to $14.0 million in the third quarter of fiscal 2018.

Our consolidated SG&A expenses were $93.4 million and $80.2 million in the third quarter of fiscal 2019 and 2018, respectively. The increase in consolidated SG&A expenses principally reflects $5.6 million attributable to the fiscal 2019 and 2018 acquisitions, $1.6 million of higher acquisition-related costs, $1.5 million of higher performance-based compensation expense and $1.4 million attributable to changes in the estimated fair value of accrued contingent consideration.

Our consolidated SG&A expenses as a percentage of net sales were 17.5% and 17.2% in the third quarter of fiscal 2019 and 2018, respectively. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .3% impact from the previously mentioned higher acquisition-related costs.

Operating Income

Our consolidated operating income increased by 18% to a record $119.4 million in the third quarter of fiscal 2019, up from $101.4 million in the third quarter of fiscal 2018. The increase in consolidated operating income principally reflects a $10.1 million increase (an 18% increase) to a record $64.8 million in operating income of the FSG and a $6.2 million increase (an 11% increase) to $62.2 million in operating income of the ETG. The increase in operating income of the FSG and ETG is principally attributable to the previously mentioned net sales growth and improved gross profit margins. Further, the ETG's operating income in the third quarter of fiscal 2019 reflects $1.7 million of higher performance-based compensation expense and $1.6 million of higher acquisition-related costs.

Our consolidated operating income as a percentage of net sales increased to 22.4% in the third quarter of fiscal 2019, up from 21.8% in the third quarter of fiscal 2018. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to

Index

20.2% in the third quarter of fiscal 2019, up from 19.2% in the third quarter of fiscal 2018 partially offset by a decrease in the ETG's operating income as a percentage of net sales to 28.8% in the third quarter of fiscal 2019 as compared to 30.1% in the third quarter of fiscal 2018. The increase in the FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margins. The decrease in the ETG's operating income as a percentage of net sales reflects a 2.1% impact from an increase in SG&A expenses as a percentage of net sales, inclusive of higher acquisition-related costs and performance-based compensation expense, partially offset by the previously mentioned improved gross profit margin.

Interest Expense

Interest expense increased to $5.5 million in the third quarter of fiscal 2019, up from $5.2 million in the third quarter of fiscal 2018. The increase was principally due to higher interest rates partially offset by a lower weighted average balance outstanding under our revolving credit facility.

Other Income (Expense)

Other income (expense) in the third quarter of fiscal 2019 and 2018 was not material.

Income Tax Expense

Our effective tax rate in the third quarter of fiscal 2019 was 22.0% as compared to 23.1% in the third quarter of fiscal 2018. The decrease is mainly attributable to the reduction in the federal tax rate from a blended rate of 23.3% in fiscal 2018 to 21% in fiscal 2019, partially offset by the net effect of the provisions of the Tax Act that became effective for HEICO in fiscal 2019.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $8.0 million in the third quarter of fiscal 2019 as compared to $6.8 million in the third quarter of fiscal 2018. The increase in net income attributable to noncontrolling interests in the third quarter of fiscal 2019 principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to $81.1 million, or $.59 per diluted share, in the third quarter of fiscal 2019, up from $67.1 million, or $.49 per diluted share, in the third quarter of fiscal 2018 principally reflecting the previously mentioned increased net sales and operating income.

Index

Outlook

As we look ahead to the remainder of fiscal 2019, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. Also, we plan to continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Based on our current economic visibility, we now estimate our consolidated fiscal 2019 year-over-year growth in net sales to be 14% - 15% and in net income to be 23% - 24%, up from our prior growth estimates in net sales of 12% - 13% and in net income of 17% - 18%.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2019 are now anticipated to be approximately $31 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2019, we were in compliance with all such covenants. As of July 31, 2019, our total debt to shareholders’ equity ratio was 39.0%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $313.4 million in the first nine months of fiscal 2019 and consisted primarily of net income from consolidated operations of $267.2 million, depreciation and amortization expense of $61.7 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Leadership Compensation Plan ("LCP") of $11.3 million (principally participant deferrals and employer contributions), $7.7 million in share-based compensation expense (a non-cash item) and $7.1 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $38.0 million increase in working capital. The increase in working capital is inclusive of a $27.0 million increase in inventories to support the growth of our businesses and backlog, a $14.8 million increase in accounts receivable reflecting the strong organic net sales growth in each of our operating segments and an $11.8 million decrease in trade accounts payable, reflecting the timing of payments, partially offset by an $8.8 million increase in accrued expenses and other current liabilities.

Net cash provided by operating activities increased by $98.6 million in the first nine months of fiscal 2019 from $214.8 million in the first nine months of fiscal 2018. The increase is principally attributable to a $55.6 million increase in net income from consolidated operations, a $23.6 million decrease in net working capital, a $10.2 million decrease in deferred income tax

Index

benefits, and a $7.5 million increase in accrued contingent consideration. The decrease in net working capital mainly resulted from an increase in income taxes payable and decreases in inventories and contract assets, partially offset by a decrease in trade accounts payable. The decrease in deferred income tax benefits is principally attributable to the remeasurement of our U.S. federal net deferred tax liabilities under the Tax Act in the first nine months of fiscal 2018.

Investing Activities

Net cash used in investing activities totaled $267.0 million in the first nine months of fiscal 2019 and related primarily to acquisitions of $235.2 million (net of cash acquired), capital expenditures of $21.7 million and investments related to the HEICO LCP of $10.8 million. Further details regarding our fiscal 2019 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first nine months of fiscal 2019 totaled $47.2 million. During the first nine months of fiscal 2019, we made $180.0 million in payments on our revolving credit facility, paid $104.7 million in distributions to noncontrolling interests, redeemed common stock related to stock option exercises aggregating $35.6 million and paid $18.7 million in cash dividends on our common stock. Additionally, we borrowed $288.0 million under our revolving credit facility to fund certain of our fiscal 2019 acquisitions and received $8.3 million in proceeds from stock option exercises in the first nine months of fiscal 2019.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2018.

Index

Off-Balance Sheet Arrangements

Guarantees

As of July 31, 2019, we have arranged for standby letters of credit aggregating $3.7 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 6.    EXHIBITS

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	The Instance Document Does Not Appear in the Interactive Data File Because its XBRL Tags Are Embedded Within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (XBRL Tags Are Embedded Within the Inline XBRL Document). *

*	Filed herewith.
**    Furnished herewith.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	August 29, 2019	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)