Form 10-Q
period 2020-01-31
HEICO CORP
filed 2020-02-27
CIK 46619

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 25, 2020 is as follows:

Common Stock, $.01 par value	54,149,118	shares
Class A Common Stock, $.01 par value	80,510,464	shares

Index

HEICO CORPORATION

Index

PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$63,971	$57,001
Accounts receivable, net	252,050	274,326
Contract assets	44,823	43,132
Inventories, net	441,250	420,319
Prepaid expenses and other current assets	22,616	18,953
Total current assets	824,710	813,731

Property, plant and equipment, net	172,299	173,345
Goodwill	1,301,316	1,268,703
Intangible assets, net	556,718	550,693
Other assets	242,078	162,739
Total assets	$3,097,121	$2,969,211

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$932	$906
Trade accounts payable	95,385	106,225
Accrued expenses and other current liabilities	144,472	178,957
Income taxes payable	2,742	3,050
Total current liabilities	243,531	289,138

Long-term debt, net of current maturities	567,864	561,049
Deferred income taxes	29,835	51,496
Other long-term liabilities	250,751	184,604
Total liabilities	1,091,981	1,086,287

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 3)	195,893	188,264

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,149 and 54,143 shares issued and outstanding	541	541
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 80,484 and 80,353 shares issued and outstanding	805	804
Capital in excess of par value	287,779	284,609
Deferred compensation obligation	4,232	4,232
HEICO stock held by irrevocable trust	(4,232)	(4,232)
Accumulated other comprehensive loss	(19,263)	(16,739)
Retained earnings	1,508,784	1,397,327
Total HEICO shareholders’ equity	1,778,646	1,666,542
Noncontrolling interests	30,601	28,118
Total shareholders’ equity	1,809,247	1,694,660
Total liabilities and equity	$3,097,121	$2,969,211
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2020	2019

Net sales	$506,275	$466,146

Operating costs and expenses:
Cost of sales	308,228	283,909
Selling, general and administrative expenses	87,057	84,290

Total operating costs and expenses	395,285	368,199

Operating income	110,990	97,947

Interest expense	(4,283)	(5,489)
Other income (expense)	195	(332)

Income before income taxes and noncontrolling interests	106,902	92,126

Income tax (benefit) expense	(22,900)	4,100

Net income from consolidated operations	129,802	88,026

Less: Net income attributable to noncontrolling interests	7,914	8,694

Net income attributable to HEICO	$121,888	$79,332

Net income per share attributable to HEICO shareholders:
Basic	$.91	$.60
Diluted	$.89	$.58

Weighted average number of common shares outstanding:
Basic	134,523	132,933
Diluted	137,421	136,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2020	2019

Net income from consolidated operations	$129,802	$88,026
Other comprehensive income:
Foreign currency translation adjustments	(2,678)	4,374
Amortization of unrealized loss on defined benefit pension plan, net of tax	24	6
Total other comprehensive (loss) income	(2,654)	4,380
Comprehensive income from consolidated operations	127,148	92,406
Net income attributable to noncontrolling interests	7,914	8,694
Foreign currency translation adjustments attributable to noncontrolling interests	(130)	193
Comprehensive income attributable to noncontrolling interests	7,784	8,887
Comprehensive income attributable to HEICO	$119,364	$83,519
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2019	$188,264	$541	$804	$284,609	$4,232	($4,232)	($16,739)	$1,397,327	$28,118	$1,694,660
Comprehensive income	4,767	—	—	—	—	—	(2,524)	121,888	3,017	122,381
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,762)	—	(10,762)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,298	—	—	—	—	—	1,298
Share-based compensation expense	—	—	—	2,646	—	—	—	—	—	2,646
Proceeds from stock option exercises	—	—	1	1,527	—	—	—	—	—	1,528
Redemptions of common stock related to stock option exercises	—	—	—	(2,562)	—	—	—	—	—	(2,562)
Noncontrolling interests assumed related to acquisitions	7,540	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,347)	—	—	—	—	—	—	—	(534)	(534)
Adjustments to redemption amount of redeemable noncontrolling interests	(331)	—	—	—	—	—	—	331	—	331
Other	—	—	—	261	—	—	—	—	—	261
Balances as of January 31, 2020	$195,893	$541	$805	$287,779	$4,232	($4,232)	($19,263)	$1,508,784	$30,601	$1,809,247

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2018	$132,046	$534	$796	$320,994	$3,928	($3,928)	($15,256)	$1,091,183	$104,757	$1,503,008
Cumulative effect from adoption of ASC 606	819	—	—	—	—	—	—	13,373	326	13,699
Comprehensive income	3,639	—	—	—	—	—	4,187	79,332	5,248	88,767
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(9,305)	—	(9,305)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,046	—	—	—	—	—	1,046
Share-based compensation expense	—	—	—	2,439	—	—	—	—	—	2,439
Proceeds from stock option exercises	—	—	—	66	—	—	—	—	—	66
Redemptions of common stock related to stock option exercises	—	—	—	(150)	—	—	—	—	—	(150)
Noncontrolling interests assumed related to acquisitions	5,116	—	—	—	—	—	—	—	2,355	2,355
Distributions to noncontrolling interests	(2,397)	—	—	—	—	—	—	—	(398)	(398)
Adjustments to redemption amount of redeemable noncontrolling interests	(228)	—	—	—	—	—	—	228	—	228
Deferred compensation obligation	—	—	—	—	115	(115)	—	—	—	—
Balances as of January 31, 2019	$138,995	$534	$796	$324,395	$4,043	($4,043)	($11,069)	$1,174,811	$112,288	$1,601,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2020	2019
Operating Activities:
Net income from consolidated operations	$129,802	$88,026
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	21,583	20,037
Share-based compensation expense	2,646	2,439
Employer contributions to HEICO Savings and Investment Plan	2,613	2,153
Increase in accrued contingent consideration	408	1,862
Deferred income tax (benefit) provision	(25,718)	3,798
Payment of contingent consideration	(175)	(67)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	23,734	4,982
(Increase) decrease in contract assets	(1,719)	7,270
Increase in inventories	(20,449)	(24,284)
Increase in prepaid expenses and other current assets	(3,303)	(7,921)
Decrease in trade accounts payable	(10,678)	(19,832)
Decrease in accrued expenses and other current liabilities	(48,319)	(34,537)
Decrease in income taxes payable	(1,334)	(3,636)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	11,315	9,143
Other	730	133
Net cash provided by operating activities	81,136	49,566

Investing Activities:
Acquisitions, net of cash acquired	(45,343)	(101,039)
Investments related to HEICO Leadership Compensation Plan	(11,800)	(8,700)
Capital expenditures	(6,850)	(5,907)
Other	439	72
Net cash used in investing activities	(63,554)	(115,574)

Financing Activities:
Borrowings on revolving credit facility	45,000	93,000
Payments on revolving credit facility	(38,000)	(17,000)
Cash dividends paid	(10,762)	(9,305)
Distributions to noncontrolling interests	(4,881)	(2,795)
Redemptions of common stock related to stock option exercises	(2,562)	(150)
Payment of contingent consideration	(325)	(283)
Proceeds from stock option exercises	1,528	66
Other	(213)	29
Net cash (used in) provided by financing activities	(10,215)	63,562

Effect of exchange rate changes on cash	(397)	703

Net increase (decrease) in cash and cash equivalents	6,970	(1,743)
Cash and cash equivalents at beginning of year	57,001	59,599
Cash and cash equivalents at end of period	$63,971	$57,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019. The October 31, 2019 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, which, as amended, was codified as Accounting Standards Codification ("ASC") Topic 842, "Leases" ("ASC 842"). ASC 842 requires recognition of lease assets and lease liabilities on the balance sheet of lessees. The Company adopted ASC 842 as of November 1, 2019 using a modified retrospective transition approach with the election to apply the guidance as of the adoption date instead of at the beginning of the earliest comparative period presented. The adoption of this guidance resulted in an increase in the Company's assets and liabilities due to the recognition of right-of-use ("ROU") assets and corresponding lease liabilities for leases that are currently classified as operating leases.

Upon adoption, the Company elected the package of transitional practical expedients, which allowed the Company to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company elected the short-term lease practical expedient, which allows HEICO to not record an ROU asset and lease liability for any

Index

lease with a term of twelve months or less, and also elected the single component practical expedient for all asset classes, which allows the Company to include both lease and non-lease components associated with a lease as a single lease component when determining the value of the ROU asset and lease liability.

The adoption of this guidance resulted in the Company recording ROU assets and corresponding lease liabilities of $63.4 million and $64.1 million, respectively, in the Company's Condensed Consolidated Balance Sheet. The adoption of ASC 842 did not have a material impact on the Company’s Condensed Consolidated Statement of Operations or Statement of Cash Flows. See Note 9, Leases, for additional information regarding the Company's accounting policy for leases and disclosures required by ASC 842.

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

2.     ACQUISITIONS

In December 2019, the Company, through a subsidiary of HEICO Electronic, acquired 100% of the business and assets of the Human-Machine Interface ("HMI") product line of Spectralux Corporation. HMI designs, manufactures, and repairs flight deck annunciators, panels, indicators, and illuminated keyboards, as well as lighting controls, and flight deck lighting.

In December 2019, the Company, through HEICO Electronic, acquired 80.1% of the stock of Quell Corporation ("Quell"). Quell designs and manufactures electromagnetic interference (EMI)/radio-frequency interference (RFI) and transient protection solutions for a wide variety of connectors that principally serve customers within the aerospace and defense markets. The remaining 19.9% continues to be owned by certain members of Quell's management team (see Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information).

The purchase price of each fiscal 2020 acquisition was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's condensed consolidated financial statements. The allocation of the total consideration for the fiscal 2020 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company

Index

obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the fiscal 2020 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2020 acquisitions included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2020 is not material. Had the fiscal 2020 acquisitions occurred as of November 1, 2018, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the three months ended January 31, 2020 and 2019 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2020	October 31, 2019
Accounts receivable	$256,678	$277,992
Less: Allowance for doubtful accounts	(4,628)	(3,666)
Accounts receivable, net	$252,050	$274,326

Inventories

(in thousands)	January 31, 2020	October 31, 2019
Finished products	$211,279	$199,880
Work in process	38,184	32,548
Materials, parts, assemblies and supplies	191,787	187,891
Inventories, net of valuation reserves	$441,250	$420,319

Property, Plant and Equipment

(in thousands)	January 31, 2020	October 31, 2019
Land	$6,819	$6,820
Buildings and improvements	117,111	116,997
Machinery, equipment and tooling	256,262	253,127
Construction in progress	10,743	8,382
	390,935	385,326
Less: Accumulated depreciation and amortization	(218,636)	(211,981)
Property, plant and equipment, net	$172,299	$173,345

Index

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $19.4 million as of January 31, 2020 and $18.0 million as of October 31, 2019. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2020 and 2019 was $2.1 million and $1.4 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2020 and 2019 is as follows (in thousands):

	Three months ended January 31,
	2020	2019
R&D expenses	$17,103	$15,200

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

	January 31, 2020	October 31, 2019
Redeemable at fair value	$144,240	$136,611
Redeemable based on a multiple of future earnings	51,653	51,653
Redeemable noncontrolling interests	$195,893	$188,264

As discussed in Note 2, Acquisitions, the Company, through HEICO Electronic, acquired 80.1% of the stock of Quell in December 2019. As part of the shareholders' agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interests over a four-year period beginning in fiscal 2025, or sooner under certain conditions, and the Company has the right to purchase the same equity interests over the same period.

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the three months ended January 31, 2020 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2019	($14,989)	($1,750)	($16,739)
Unrealized loss	(2,548)	—	(2,548)
Amortization of unrealized loss	—	24	24
Balances as of January 31, 2020	($17,537)	($1,726)	($19,263)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2020 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2019	$410,044	$858,659	$1,268,703
Goodwill acquired	—	33,268	33,268
Foreign currency translation adjustments	(200)	(540)	(740)
Adjustments to goodwill	—	85	85
Balances as of January 31, 2020	$409,844	$891,472	$1,301,316

The goodwill acquired pertains to the fiscal 2020 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2019 acquisitions. The Company estimates that $10 million of the goodwill acquired in fiscal 2020 will be deductible for income tax purposes.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2020			As of October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$422,609	($172,037)	$250,572	$411,076	($162,722)	$248,354
Intellectual property	222,315	(74,021)	148,294	216,359	(70,169)	146,190
Licenses	6,559	(4,244)	2,315	6,559	(4,102)	2,457
Patents	992	(680)	312	986	(666)	320
Non-compete agreements	812	(812)	—	813	(813)	—
Trade names	450	(190)	260	450	(180)	270
	653,737	(251,984)	401,753	636,243	(238,652)	397,591
Non-Amortizing Assets:
Trade names	154,965	—	154,965	153,102	—	153,102
	$808,702	($251,984)	$556,718	$789,345	($238,652)	$550,693

The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of January 31, 2020 compared to October 31, 2019 principally relates to such intangible assets recognized in connection with the fiscal 2020 acquisitions (see Note 2, Acquisitions).

Amortization expense related to intangible assets for the three months ended January 31, 2020 and 2019 was $13.7 million and $12.8 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2020 is estimated to be $41.4 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $52.5 million in fiscal 2021, $46.0 million in fiscal 2022, $40.7 million in fiscal 2023, $36.2 million in fiscal 2024, $32.3 million in fiscal 2025, and $152.7 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2020	October 31, 2019
Borrowings under revolving credit facility	$560,000	$553,000
Finance leases and note payable	8,796	8,955
	568,796	561,955
Less: Current maturities of long-term debt	(932)	(906)
	$567,864	$561,049

Index

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of January 31, 2020 and October 31 2019, the weighted average interest rate on borrowings under the Company's revolving credit facility was 2.7% and 3.0%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2020, the Company was in compliance with all such covenants.

6.     REVENUE

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

Changes in the Company’s contract assets and liabilities for the three months ended January 31, 2020 are as follows (in thousands):

	January 31, 2020	October 31, 2019	Change

Contract assets	$44,823	$43,132	$1,691
Contract liabilities	26,148	23,809	2,339
Net contract assets	$18,675	$19,323	($648)

The increase in the Company's contract assets during the first quarter of fiscal 2020 mainly occurred within the ETG and principally reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings on certain customer contracts made during the quarter.

The increase in the Company's contract liabilities during the first quarter of fiscal 2020 mainly occurred within the FSG and principally reflects the receipt during the quarter of new customer deposits on certain customer contracts in excess of reductions to contract liabilities from customer deposits recognized as revenue.

The amount of revenue that the Company recognized during the first quarter of fiscal 2020 that was included in contract liabilities as of the beginning of fiscal 2020 was $13.4 million.

Remaining Performance Obligations

As of January 31, 2020, the Company had $403.8 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG and the FSG's specialty products and

Index

aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $214.9 million of this amount during the remainder of fiscal 2020 and $188.9 million thereafter, of which the majority is expected to occur in fiscal 2021.

Disaggregation of Revenue

The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Three months ended January 31,
	2020	2019
Flight Support Group:
Aftermarket replacement parts (1)	$168,267	$159,497
Repair and overhaul parts and services (2)	69,287	67,163
Specialty products (3)	63,513	60,553
Total net sales	301,067	287,213

Electronic Technologies Group:
Electronic component parts for defense, space and aerospace equipment (4)	160,713	137,750
Electronic component parts for equipment in various other industries (5)	47,698	46,679
Total net sales	208,411	184,429

Intersegment sales	(3,203)	(5,496)

Total consolidated net sales	$506,275	$466,146

(1)	Includes various jet engine and aircraft component replacement parts.

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

Index

(5)
Includes various component parts such as electromagnetic and radio interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies and silicone material for a variety of demanding applications.

The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Three months ended January 31,
	2020	2019
Flight Support Group:
Aerospace	$239,923	$235,173
Defense and Space	50,253	41,534
Other (1)	10,891	10,506
Total net sales	301,067	287,213

Electronic Technologies Group:
Defense and Space	133,110	115,219
Other (2)	54,963	49,915
Aerospace	20,338	19,295
Total net sales	208,411	184,429

Intersegment sales	(3,203)	(5,496)

Total consolidated net sales	$506,275	$466,146

(1)	Principally industrial products.

(2)	Principally other electronics and medical products.

7.     INCOME TAXES

The Company incurred an income tax benefit of $22.9 million in the first quarter of fiscal 2020 compared to income tax expense of $4.1 million in the first quarter of fiscal 2019. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2020 and 2019 of $47.6 million and $16.6 million, respectively. The $31.0 million larger benefit from stock option exercises recognized in the first quarter of fiscal 2020 was the result of more stock options exercised and the strong appreciation in HEICO's stock price during the optionees' holding periods. The Company recognized a $25.7 million non-cash deferred income tax benefit in the first quarter of fiscal 2020 that is principally attributable to the tax benefit from stock option exercises, which it expects to realize during the remainder of fiscal 2020.

Index

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$166,275	$—	$166,275
Money market funds	3,832	—	—	3,832
Total assets	$3,832	$166,275	$—	$170,107

Liabilities:
Contingent consideration	$—	$—	$18,234	$18,234

	As of October 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$151,871	$—	$151,871
Money market funds	20	—	—	20
Total assets	$20	$151,871	$—	$151,891

Liabilities:
Contingent consideration	$—	$—	$18,326	$18,326

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets and have a value of $168.9 million as of January 31, 2020 and $151.1 million as of October 31, 2019.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2019, the Company may be obligated to pay contingent consideration of $6.4 million in fiscal 2022 should the acquired entity meet a certain earnings objective during the second and third years following the

Index

acquisition. As of January 31, 2020, the estimated fair value of the contingent consideration was $1.2 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of January 31, 2020, the estimated fair value of the contingent consideration was $17.1 million.

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

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of January 31, 2020 were as follows:

	Fiscal 2019 Acquisition			Fiscal 2017 Acquisition
Compound annual revenue growth rate range	(7%)	-	9%	(3%)	-	10%
Weighted average discount rate	5.4%			4.3%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2020 are as follows (in thousands):

Liabilities
Balance as of October 31, 2019	$18,326
Increase in accrued contingent consideration	408
Payment of contingent consideration	(500)
Balance as of January 31, 2020	$18,234

The Company's contingent consideration liability is included in other long-term liabilities in its Condensed Consolidated Balance Sheet and the Company records changes in accrued contingent consideration within selling, general and administrative expenses in its Condensed Consolidated Statement of Operations.

Index

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended January 31, 2020.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2020 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

9.     LEASES

The Company’s lease arrangements primarily pertain to manufacturing facilities, office buildings, equipment, land and vehicles. The Company evaluates whether a contractual arrangement that provides it with control over the use of an asset is, or contains, a lease at the inception date. The term of a lease is inclusive of any option to renew, extend, or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company classifies a lease as operating or finance using the classification criteria set forth in ASC 842. Finance leases are not material to the Company's condensed consolidated financial statements. HEICO recognizes operating lease right-of-use (“ROU”) assets and corresponding lease liabilities as of the lease commencement date based on the present value of the lease payments over the lease term. The discount rate used to calculate the present value of the Company’s leases is based on HEICO’s incremental borrowing rate and considers credit risk, the lease term and other available information as of the commencement date since the leases do not provide a readily determinable implicit rate. Variable lease payments that depend on an index or a rate are included in the determination of operating ROU assets and lease liabilities using the index or rate at the lease commencement date. Variable lease payments that do not depend on an index or rate or resulting from changes in an index or rate subsequent to the lease commencement date, are recorded as lease expense in the period in which the obligation for the payment is incurred. The Company’s operating ROU assets are increased by any prepaid lease payments and initial direct costs and reduced by any lease incentives. The Company’s leases do not contain any material residual value guarantees or restrictive covenants.

HEICO’s operating lease ROU assets represent its right to use an underlying asset during the lease term and its operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. HEICO’s operating lease ROU assets are included within other assets and its operating lease liabilities are included within both accrued expenses and other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheet. For additional information on the Company’s finance leases, see Note 5, Long-term Debt, of the Notes to Condensed Consolidated Financial Statements of this quarterly report and Note 5, Long-term Debt, and Note 3, Selected Financial Statement Information - Property, Plant and Equipment, of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended October 31, 2019. The following table presents the Company’s operating lease ROU assets and lease liabilities as of January 31, 2020 (in thousands):

Index

January 31, 2020
Right-of-use assets	$62,114

Current lease liabilities	$13,114
Long-term lease liabilities	49,797
Total operating lease liabilities	$62,911

The Company’s operating lease expense is recorded as a component of cost of sales and/or selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations. The following table presents the components of operating lease expense for the three months ended January 31, 2020 (in thousands):

Three months ended
January 31, 2020
Operating lease expense	$4,260
Variable lease expense	615
Total operating lease expense (1)	$4,875

(1)	Excludes short-term lease expense, which is not material.

The following table presents a maturity analysis of the Company's operating lease liabilities as of January 31, 2020 for the remainder of fiscal 2020 and the next five fiscal years and thereafter (in thousands):

Year ending October 31,
2020	$11,759
2021	15,776
2022	13,859
2023	8,536
2024	4,755
2025	3,998
Thereafter	18,055
Total minimum lease payments	76,738
Less: amount representing interest	(13,827)
Present value of minimum lease payments	$62,911

Prior to the adoption of ASC 842, the Company's future minimum lease payments under non-cancelable operating leases on an undiscounted basis as of October 31, 2019 were $15.5 million in fiscal 2020, $15.6 million in fiscal 2021, $13.8 million in fiscal 2022, $8.5 million in fiscal 2023, $4.7 million in fiscal 2024 and $18.8 million thereafter.

Index

The Company does not have any material leases that have been signed but have yet to commence as of January 31, 2020.

The following table presents the weighted average remaining lease term and discount rate of the Company’s operating leases as of January 31, 2020:

January 31, 2020
Weighted average remaining lease term (years)	7.1
Weighted average discount rate	5.2%

The following table presents supplemental disclosures of cash flow information associated with the Company's operating leases for the three months ended January 31, 2020 (in thousands):

Three months ended
January 31, 2020

Cash paid for amounts included in the measurement of lease liabilities	$4,243
Right-of-use assets obtained in exchange for new lease liabilities	$5,162

10.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2020	2019
Numerator:
Net income attributable to HEICO	$121,888	$79,332

Denominator:
Weighted average common shares outstanding - basic	134,523	132,933
Effect of dilutive stock options	2,898	4,045
Weighted average common shares outstanding - diluted	137,421	136,978

Net income per share attributable to HEICO shareholders:
Basic	$.91	$.60
Diluted	$.89	$.58

Anti-dilutive stock options excluded	117	760

Index

11.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2020 and 2019, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2020:
Net sales	$301,067	$208,411	($3,203)	$506,275
Depreciation	3,617	2,928	255	6,800
Amortization	4,859	9,678	246	14,783
Operating income	62,045	57,491	(8,546)	110,990
Capital expenditures	4,118	2,727	5	6,850

Three months ended January 31, 2019:
Net sales	$287,213	$184,429	($5,496)	$466,146
Depreciation	3,355	2,606	251	6,212
Amortization	4,803	8,776	246	13,825
Operating income	52,880	51,602	(6,535)	97,947
Capital expenditures	2,849	3,058	—	5,907

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2020	$1,182,947	$1,712,901	$201,273	$3,097,121
Total assets as of October 31, 2019	1,149,737	1,643,032	176,442	2,969,211

Index

12.     COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2020, the Company has arranged for standby letters of credit aggregating $4.8 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.
Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2020 and 2019, respectively, are as follows (in thousands):

	Three months ended January 31,
	2020	2019
Balances as of beginning of fiscal year	$2,810	$3,306
Accruals for warranties	1,007	694
Acquired warranty liabilities	50	—
Warranty claims settled	(459)	(829)
Balances as of January 31	$3,408	$3,171

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2019. There have been no material changes to our critical accounting policies during the three months ended January 31, 2020.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the three months ended January 31, 2020 have been affected by the fiscal 2019 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2019.

Index

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2020	2019
Net sales	$506,275	$466,146
Cost of sales	308,228	283,909
Selling, general and administrative expenses	87,057	84,290
Total operating costs and expenses	395,285	368,199
Operating income	$110,990	$97,947

Net sales by segment:
Flight Support Group	$301,067	$287,213
Electronic Technologies Group	208,411	184,429
Intersegment sales	(3,203)	(5,496)
	$506,275	$466,146

Operating income by segment:
Flight Support Group	$62,045	$52,880
Electronic Technologies Group	57,491	51,602
Other, primarily corporate	(8,546)	(6,535)
	$110,990	$97,947

Net sales	100.0%	100.0%
Gross profit	39.1%	39.1%
Selling, general and administrative expenses	17.2%	18.1%
Operating income	21.9%	21.0%
Interest expense	(.8%)	(1.2%)
Other income (expense)	—%	(.1%)
Income tax (benefit) expense	(4.5%)	.9%
Net income attributable to noncontrolling interests	1.6%	1.9%
Net income attributable to HEICO	24.1%	17.0%

Index

Comparison of First Quarter of Fiscal 2020 to First Quarter of Fiscal 2019

Net Sales

Our consolidated net sales in the first quarter of fiscal 2020 increased by 9% to $506.3 million, up from net sales of $466.1 million in the first quarter of fiscal 2019. The increase in consolidated net sales principally reflects an increase of $24.0 million (a 13% increase) to $208.4 million in net sales within the ETG as well as an increase of $13.9 million (a 5% increase) to $301.1 million in net sales within the FSG. The net sales increase in the ETG reflects net sales of $14.9 million contributed by our fiscal 2019 and 2020 acquisitions as well as organic growth of 6%. The ETG's organic growth is mainly attributable to increased demand for our defense products resulting in a net sales increase of $19.3 million partially offset by lower demand for our space products resulting in a net sales decrease of $7.5 million. The net sales increase in the FSG reflects organic growth of 4%. The FSG's organic growth is mainly attributable to increased demand and new product offerings within our aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $8.8 million, $2.1 million and $1.5 million, respectively. Sales price changes were not a significant contributing factor to the ETG and FSG net sales growth in the first quarter of fiscal 2020.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 39.1% in both the first quarter of fiscal 2020 and 2019 principally reflecting an increase of 1.1% in the FSG's gross profit margin offset by a 1.5% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects a more favorable product mix within all of its product lines. The decrease in the ETG's gross profit margin principally reflects a decrease in net sales of certain space products partially offset by increased net sales of certain defense products. Total new product research and development expenses included within our consolidated cost of sales were $17.1 million in the first quarter of fiscal 2020 compared to $15.2 million in the first quarter of fiscal 2019.

Our consolidated selling, general and administrative ("SG&A") expenses were $87.1 million and $84.3 million in the first quarter of fiscal 2020 and 2019, respectively. The increase in consolidated SG&A expenses principally reflects $4.2 million attributable to the fiscal 2019 and 2020 acquisitions partially offset by $1.5 million of lower expenses related to changes in the estimated fair value of accrued contingent consideration.

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.2% in the first quarter of fiscal 2020, down from 18.1% in the first quarter of fiscal 2019. The decrease in consolidated SG&A expenses as a percentage of net sales is mainly due to a .3% impact from the previously mentioned lower expenses related to changes in the estimated fair value of accrued contingent consideration as well as a .3% impact from a decrease in performance-based compensation expense as a percentage of net sales and efficiencies realized from the net sales growth.

Index

Operating Income

Our consolidated operating income increased by 13% to $111.0 million in the first quarter of fiscal 2020, up from $97.9 million in the first quarter of fiscal 2019. The increase in consolidated operating income principally reflects a $9.2 million increase (a 17% increase) to $62.0 million in operating income of the FSG and a $5.9 million increase (an 11% increase) to $57.5 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned improved gross profit margin and net sales growth as well as a $1.2 million favorable impact from lower expenses related to changes in the estimated fair value of accrued contingent consideration. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth partially offset by the previously mentioned lower gross profit margin.

Our consolidated operating income as a percentage of net sales improved to 21.9% in the first quarter of fiscal 2020, up from 21.0% in the first quarter of fiscal 2019. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 20.6% in the first quarter of fiscal 2020, up from 18.4% in the first quarter of fiscal 2019 partially offset by a decrease in the ETG’s operating income as a percentage of net sales to 27.6% in the first quarter of fiscal 2020 as compared to 28.0% in the first quarter of fiscal 2019. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and a 1.1% decrease in SG&A expenses as a percentage of net sales mainly from the previously mentioned efficiencies realized from the net sales growth and lower expenses related to changes in the estimated fair value of accrued contingent consideration. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin partially offset by a 1.1% decrease in SG&A expenses as a percentage of net sales mainly from a decrease in performance-based compensation expense and efficiencies realized from the net sales growth.

Interest Expense

Interest expense decreased to $4.3 million in the first quarter of fiscal 2020, down from $5.5 million in the first quarter of fiscal 2019. The decrease was principally due to a lower weighted average interest rate on borrowings outstanding under our revolving credit facility.

Other Income (Expense)

Other income (expense) in the first quarter of fiscal 2020 and 2019 was not material.

Income Tax (Benefit) Expense

HEICO incurred an income tax benefit of $22.9 million in the first quarter of fiscal 2020 compared to income tax expense of $4.1 million in the first quarter of fiscal 2019. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2020 and 2019 of $47.6 million and $16.6 million, respectively. The $31.0 million larger benefit from stock option exercises recognized in the first quarter of fiscal 2020 was the result of more

Index

stock options exercised and the strong appreciation in HEICO's stock price during the optionees' holding periods.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG ("LHT") in HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $7.9 million in the first quarter of fiscal 2020 as compared to $8.7 million in the first quarter of fiscal 2019. The decrease in net income attributable to noncontrolling interests in the first quarter of fiscal 2020 principally reflects the impact of a dividend paid by HEICO Aerospace in June 2019 that effectively resulted in the transfer of the 20% noncontrolling interest held by LHT in eight of our existing subsidiaries within HEICO Aerospace that are principally part of the FSG's repair and overhaul parts and services product line to HEICO Flight Support Corp., a wholly owned subsidiary of HEICO, partially offset by improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $121.9 million, or $.89 per diluted share, in the first quarter of fiscal 2020, up from $79.3 million, or $.58 per diluted share, in the first quarter of fiscal 2019 principally reflecting the previously mentioned income tax benefit and increased net sales and operating income.

Outlook

As we look ahead to the remainder of fiscal 2020, we anticipate net sales growth within the FSG's commercial aviation and defense product lines. We also expect growth within the ETG, principally driven by demand for the majority of our products. Also, we plan to continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility. Based on our current economic visibility, we are continuing to estimate our consolidated fiscal 2020 year-over-year growth in net sales to be 6% - 8% and increasing our estimate of fiscal 2020 year-over-year growth in net income to be 14% - 15%, up from our prior growth estimate of 13% - 14%. This outlook excludes the impact of additional acquired businesses, if any. Additionally, this outlook excludes any potential impact from the recent coronavirus outbreak as the impact to our businesses is uncertain and difficult to predict.

Index

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to anticipate fiscal 2020 capital expenditures to be approximately $42 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2020, we were in compliance with all such covenants. As of January 31, 2020, our total debt to shareholders’ equity ratio was 31.4%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $81.1 million in the first quarter of fiscal 2020 and consisted primarily of net income from consolidated operations of $129.8 million, depreciation and amortization expense of $21.6 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Leadership Compensation Plan ("LCP") of $11.3 million (principally participant deferrals and employer contributions), $2.6 million in share-based compensation expense (a non-cash item), and $2.6 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $62.1 million increase in working capital and a $25.7 million deferred income tax benefit. The increase in working capital is inclusive of a $48.3 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2019 accrued performance-based compensation, a $20.4 million increase in inventories to support the growth of our businesses and backlog, and a $10.7 million decrease in trade accounts payable partially offset by a $23.7 million decrease in accounts receivable resulting from the timing of payments and collections, respectively. The deferred income tax benefit principally reflects the previously mentioned income tax benefit from stock option exercises, which the Company expects to realize during the remainder of fiscal 2020.

Net cash provided by operating activities increased by $31.6 million in the first quarter of fiscal 2020 from $49.6 million in the first quarter of fiscal 2019. The increase is principally attributable to a $41.8 million increase in net income from consolidated operations and a $15.9 million decrease in net working capital partially offset by a $29.5 million increase in deferred income tax benefits. The decrease in net working capital primarily resulted from the timing associated with the collection of accounts receivable and payment of trade accounts payable and accrued expenses and other current liabilities. The increase in deferred income tax benefits is attributable to the previously mentioned income tax benefit from stock option exercises.

Index

Investing Activities

Net cash used in investing activities totaled $63.6 million in the first quarter of fiscal 2020 and related primarily to acquisitions of $45.3 million (net of cash acquired), investments related to the HEICO LCP of $11.8 million and capital expenditures of $6.9 million. Further details regarding our fiscal 2020 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2020 totaled $10.2 million. During the first quarter of fiscal 2020, we made $38.0 million in payments on our revolving credit facility, paid $10.8 million in cash dividends on our common stock, made $4.9 million of distributions to noncontrolling interests and redeemed common stock related to stock option exercises aggregating $2.6 million. Additionally, we borrowed $45.0 million under our revolving credit facility to fund our fiscal 2020 acquisitions and received $1.5 million in proceeds from stock option exercises.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2019.

Off-Balance Sheet Arrangements

Guarantees

As of January 31, 2020, we have arranged for standby letters of credit aggregating $4.8 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for additional information.

Index

Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include: lower demand for commercial air travel or airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth; product development or manufacturing difficulties, which could increase our product development costs and delay sales; our ability to make acquisitions and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; defense spending or budget cuts, which could reduce our defense related revenue; and any impact from the recent coronavirus outbreak. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2019.

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

Changes in Internal Control Over Financial Reporting

During the first quarter ended January 31, 2020, we adopted Accounting Standards Update 2016-02, which, as amended, was codified as Accounting Standards Codification (“ASC”) Topic 842, "Leases" (“ASC 842”). See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, and Note 9, Leases, of the Notes to Condensed Consolidated Financial Statements for additional information. As a result of adopting ASC 842, we have implemented certain changes to our internal controls over financial reporting to support the recognition and disclosure requirements under ASC 842, including changes to our accounting policies and internal control procedures.

Index

PART II. OTHER INFORMATION
Item 6.    EXHIBITS

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**    Furnished herewith.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	February 27, 2020	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)