Form 10-Q
period 2020-04-30
HEICO CORP
filed 2020-05-28
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 26, 2020 is as follows:

Common Stock, $.01 par value	54,182,069	shares
Class A Common Stock, $.01 par value	80,569,960	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$346,786	$57,001
Accounts receivable, net	230,884	274,326
Contract assets	56,033	43,132
Inventories, net	457,819	420,319
Prepaid expenses and other current assets	33,991	18,953
Total current assets	1,125,513	813,731

Property, plant and equipment, net	171,399	173,345
Goodwill	1,300,187	1,268,703
Intangible assets, net	540,623	550,693
Other assets	227,113	162,739
Total assets	$3,364,835	$2,969,211

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,025	$906
Trade accounts payable	108,397	106,225
Accrued expenses and other current liabilities	145,345	178,957
Income taxes payable	1,586	3,050
Total current liabilities	256,353	289,138

Long-term debt, net of current maturities	739,188	561,049
Deferred income taxes	49,749	51,496
Other long-term liabilities	233,518	184,604
Total liabilities	1,278,808	1,086,287

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 3)	196,507	188,264

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,182 and 54,143 shares issued and outstanding	542	541
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 80,555 and 80,353 shares issued and outstanding	806	804
Capital in excess of par value	297,324	284,609
Deferred compensation obligation	4,232	4,232
HEICO stock held by irrevocable trust	(4,232)	(4,232)
Accumulated other comprehensive loss	(23,804)	(16,739)
Retained earnings	1,583,646	1,397,327
Total HEICO shareholders’ equity	1,858,514	1,666,542
Noncontrolling interests	31,006	28,118
Total shareholders’ equity	1,889,520	1,694,660
Total liabilities and equity	$3,364,835	$2,969,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019

Net sales	$974,421	$981,794	$468,146	$515,648

Operating costs and expenses:
Cost of sales	597,484	590,170	289,256	306,261
Selling, general and administrative expenses	157,786	174,494	70,729	90,204

Total operating costs and expenses	755,270	764,664	359,985	396,465

Operating income	219,151	217,130	108,161	119,183

Interest expense	(8,042)	(10,973)	(3,759)	(5,484)
Other income	302	2,152	107	2,484

Income before income taxes and noncontrolling interests	211,411	208,309	104,509	116,183

Income tax expense	700	30,200	23,600	26,100

Net income from consolidated operations	210,711	178,109	80,909	90,083

Less: Net income attributable to noncontrolling interests	13,370	16,995	5,456	8,301

Net income attributable to HEICO	$197,341	$161,114	$75,453	$81,782

Net income per share attributable to HEICO shareholders:
Basic	$1.47	$1.21	$.56	$.61
Diluted	$1.44	$1.18	$.55	$.60

Weighted average number of common shares outstanding:
Basic	134,596	133,123	134,669	133,313
Diluted	137,269	137,092	137,117	137,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019

Net income from consolidated operations	$210,711	$178,109	$80,909	$90,083
Other comprehensive income:
Foreign currency translation adjustments	(7,399)	(1,262)	(4,721)	(5,636)
Amortization of unrealized loss on defined benefit pension plan, net of tax	39	12	15	6
Total other comprehensive loss	(7,360)	(1,250)	(4,706)	(5,630)
Comprehensive income from consolidated operations	203,351	176,859	76,203	84,453
Net income attributable to noncontrolling interests	13,370	16,995	5,456	8,301
Foreign currency translation adjustments attributable to noncontrolling interests	(295)	(154)	(165)	(347)
Comprehensive income attributable to noncontrolling interests	13,075	16,841	5,291	7,954
Comprehensive income attributable to HEICO	$190,276	$160,018	$70,912	$76,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Six Months Ended April 30, 2020 and 2019
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2019	$188,264	$541	$804	$284,609	$4,232	($4,232)	($16,739)	$1,397,327	$28,118	$1,694,660
Comprehensive income	9,422	—	—	—	—	—	(7,065)	197,341	3,653	193,929
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,762)	—	(10,762)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,281	—	—	—	—	—	7,281
Share-based compensation expense	—	—	—	5,275	—	—	—	—	—	5,275
Proceeds from stock option exercises	—	—	2	2,390	—	—	—	—	—	2,392
Redemptions of common stock related to stock option exercises	—	—	—	(2,567)	—	—	—	—	—	(2,567)
Noncontrolling interests assumed related to acquisitions	7,538	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(8,977)	—	—	—	—	—	—	—	(765)	(765)
Adjustments to redemption amount of redeemable noncontrolling interests	260	—	—	—	—	—	—	(260)	—	(260)
Other	—	1	—	336	—	—	—	—	—	337
Balances as of April 30, 2020	$196,507	$542	$806	$297,324	$4,232	($4,232)	($23,804)	$1,583,646	$31,006	$1,889,520

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2018	$132,046	$534	$796	$320,994	$3,928	($3,928)	($15,256)	$1,091,183	$104,757	$1,503,008
Cumulative effect from adoption of ASC 606	819	—	—	—	—	—	—	13,373	326	13,699
Comprehensive income	8,224	—	—	—	—	—	(1,096)	161,114	8,617	168,635
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(9,305)	—	(9,305)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	6,390	—	—	—	—	—	6,390
Share-based compensation expense	—	—	—	4,987	—	—	—	—	—	4,987
Proceeds from stock option exercises	—	7	4	5,517	—	—	—	—	—	5,528
Redemptions of common stock related to stock option exercises	—	(3)	—	(27,741)	—	—	—	—	—	(27,744)
Noncontrolling interests assumed related to acquisitions	13,079	—	—	—	—	—	—	—	2,382	2,382
Distributions to noncontrolling interests	(7,384)	—	—	—	—	—	—	—	(806)	(806)
Adjustments to redemption amount of redeemable noncontrolling interests	4,666	—	—	—	—	—	—	(4,666)	—	(4,666)
Deferred compensation obligation	—	—	—	—	115	(115)	—	—	—	—
Other	—	—	—	54	—	—	—	—	2	56
Balances as of April 30, 2019	$151,450	$538	$800	$310,201	$4,043	($4,043)	($16,352)	$1,251,699	$115,278	$1,662,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended April 30, 2020 and 2019
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2020	$195,893	$541	$805	$287,779	$4,232	($4,232)	($19,263)	$1,508,784	$30,601	$1,809,247
Comprehensive income	4,655	—	—	—	—	—	(4,541)	75,453	636	71,548
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,983	—	—	—	—	—	5,983
Share-based compensation expense	—	—	—	2,629	—	—	—	—	—	2,629
Proceeds from stock option exercises	—	—	1	863	—	—	—	—	—	864
Redemptions of common stock related to stock option exercises	—	—	—	(5)	—	—	—	—	—	(5)
Noncontrolling interests assumed related to acquisitions	(2)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,630)	—	—	—	—	—	—	—	(231)	(231)
Adjustments to redemption amount of redeemable noncontrolling interests	591	—	—	—	—	—	—	(591)	—	(591)
Other	—	1	—	75	—	—	—	—	—	76
Balances as of April 30, 2020	$196,507	$542	$806	$297,324	$4,232	($4,232)	($23,804)	$1,583,646	$31,006	$1,889,520

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2019	$138,995	$534	$796	$324,395	$4,043	($4,043)	($11,069)	$1,174,811	$112,288	$1,601,755
Comprehensive income	4,585	—	—	—	—	—	(5,283)	81,782	3,369	79,868
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,344	—	—	—	—	—	5,344
Share-based compensation expense	—	—	—	2,548	—	—	—	—	—	2,548
Proceeds from stock option exercises	—	7	4	5,451	—	—	—	—	—	5,462
Redemptions of common stock related to stock option exercises	—	(3)	—	(27,591)	—	—	—	—	—	(27,594)
Noncontrolling interests assumed related to acquisitions	7,963	—	—	—	—	—	—	—	27	27
Distributions to noncontrolling interests	(4,987)	—	—	—	—	—	—	—	(408)	(408)
Adjustments to redemption amount of redeemable noncontrolling interests	4,894	—	—	—	—	—	—	(4,894)	—	(4,894)
Other	—	—	—	54	—	—	—	—	2	56
Balances as of April 30, 2019	$151,450	$538	$800	$310,201	$4,043	($4,043)	($16,352)	$1,251,699	$115,278	$1,662,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2020	2019
Operating Activities:
Net income from consolidated operations	$210,711	$178,109
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	43,276	40,548
Share-based compensation expense	5,275	4,987
Employer contributions to HEICO Savings and Investment Plan	4,811	4,601
Increase in accrued contingent consideration	1,167	3,104
Deferred income tax (benefit) provision	(5,137)	648
Payment of contingent consideration	(175)	(67)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	44,419	(15,784)
(Increase) decrease in contract assets	(12,985)	5,699
Increase in inventories	(37,790)	(26,724)
(Increase) decrease in prepaid expenses and other current assets	(15,603)	27
Increase (decrease) in trade accounts payable	2,627	(7,698)
Decrease in accrued expenses and other current liabilities	(47,673)	(16,596)
Decrease in income taxes payable	(2,018)	(1,141)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	13,951	10,604
Other	1,026	(2,064)
Net cash provided by operating activities	205,882	178,253

Investing Activities:
Acquisitions, net of cash acquired	(45,343)	(134,940)
Investments related to HEICO Leadership Compensation Plan	(13,600)	(10,800)
Capital expenditures	(12,435)	(12,596)
Other	473	636
Net cash used in investing activities	(70,905)	(157,700)

Financing Activities:
Borrowings on revolving credit facility	245,000	129,000
Payments on revolving credit facility	(68,000)	(105,000)
Proceeds from stock option exercises	2,392	5,528
Cash dividends paid	(10,762)	(9,305)
Distributions to noncontrolling interests	(9,742)	(8,190)
Redemptions of common stock related to stock option exercises	(2,567)	(27,744)
Payment of contingent consideration	(325)	(283)
Other	(444)	(176)
Net cash provided by (used in) financing activities	155,552	(16,170)

Effect of exchange rate changes on cash	(744)	109

Net increase in cash and cash equivalents	289,785	4,492
Cash and cash equivalents at beginning of year	57,001	59,599
Cash and cash equivalents at end of period	$346,786	$64,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019. The October 31, 2019 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

HEICO's results of operations for the six and three months ended April 30, 2020 have been significantly affected by the COVID-19 outbreak, classified by the World Health Organization as a global pandemic in March 2020 (the “Outbreak”). The effects of the Outbreak and related actions by governments around the world to mitigate its spread have impacted the Company's employees, customers, suppliers and manufacturers. With respect to the Company’s results of operations, approximately half of HEICO’s net sales are derived from defense, space and other industrial markets including electronics, medical and telecommunications. Demand for products in that half of the Company’s business has not been fundamentally impacted and its operational results remain materially consistent with financial expectations prior to the commencement of the Outbreak. The remaining portion of HEICO’s net sales is derived from commercial aviation products and services. The Outbreak has caused significant volatility and a substantial decline in value across global economic markets. Most notably, the commercial aerospace industry has experienced an ongoing substantial decline in demand. As such, HEICO’s businesses that operate within the commercial aerospace industry have been materially impacted by the significant decline in global commercial air travel that began in March 2020.

Index

As a result of the Outbreak, HEICO has assessed various accounting estimates, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the Outbreak as of April 30, 2020 and through the date of filing this Quarterly Report. The accounting estimates assessed include, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, contingent consideration arrangements, goodwill and other long-lived assets. Based on these assessments, no material impact was recorded to HEICO’s Condensed Consolidated Statement of Operations for the six and three months ended April 30, 2020.

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

        Upon adoption, the Company elected the package of transitional practical expedients, which allowed the Company to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company elected the short-term lease practical expedient, which allows HEICO to not record an ROU asset and lease liability for any lease with a term of twelve months or less, and also elected the single component practical expedient for all asset classes, which allows the Company to include both lease and non-lease components associated with a lease as a single lease component when determining the value of the ROU asset and lease liability.

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

Index

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

        The purchase price of each fiscal 2020 acquisition was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's condensed consolidated financial statements. The allocation of the total consideration for the fiscal 2020 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the fiscal 2020 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2020 acquisitions included in the Condensed Consolidated Statement of Operations for the six and three months ended April 30, 2020 is not material. Had the fiscal 2020 acquisitions occurred as of November 1, 2018, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2020 and 2019 would not have been materially different than the reported amounts.

Index

3.  SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2020	October 31, 2019
Accounts receivable	$235,154	$277,992
Less: Allowance for doubtful accounts	(4,270)	(3,666)
Accounts receivable, net	$230,884	$274,326

Inventories

(in thousands)	April 30, 2020	October 31, 2019
Finished products	$221,338	$199,880
Work in process	40,629	32,548
Materials, parts, assemblies and supplies	195,852	187,891
Inventories, net of valuation reserves	$457,819	$420,319

Property, Plant and Equipment

(in thousands)	April 30, 2020	October 31, 2019
Land	$6,817	$6,820
Buildings and improvements	118,933	116,997
Machinery, equipment and tooling	260,153	253,127
Construction in progress	10,380	8,382
	396,283	385,326
Less: Accumulated depreciation and amortization	(224,884)	(211,981)
Property, plant and equipment, net	$171,399	$173,345

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $18.0 million as of April 30, 2020 and October 31, 2019. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2020 and 2019 was $3.8 million and $3.6 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2020 and 2019 was $1.7 million and $2.2 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2020 and 2019 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
R&D expenses	$33,855	$32,049	$16,752	$16,849

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

	April 30, 2020	October 31, 2019
Redeemable at fair value	$144,854	$136,611
Redeemable based on a multiple of future earnings	51,653	51,653
Redeemable noncontrolling interests	$196,507	$188,264

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

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2020 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2019	($14,989)	($1,750)	($16,739)
Unrealized loss	(7,104)	—	(7,104)
Amortization of unrealized loss	—	39	39
Balances as of April 30, 2020	($22,093)	($1,711)	($23,804)

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2020 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2019	$410,044	$858,659	$1,268,703
Goodwill acquired	—	34,173	34,173
Foreign currency translation adjustments	(569)	(1,835)	(2,404)
Adjustments to goodwill	—	(285)	(285)
Balances as of April 30, 2020	$409,475	$890,712	$1,300,187

The goodwill acquired pertains to the fiscal 2020 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2019 acquisitions. The Company estimates that $9 million of the goodwill acquired in fiscal 2020 will be deductible for income tax purposes.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2020			As of October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$417,412	($178,510)	$238,902	$411,076	($162,722)	$248,354
Intellectual property	220,372	(76,021)	144,351	216,359	(70,169)	146,190
Licenses	6,559	(4,387)	2,172	6,559	(4,102)	2,457
Patents	996	(691)	305	986	(666)	320
Non-compete agreements	805	(805)	—	813	(813)	—
Trade names	450	(199)	251	450	(180)	270
	646,594	(260,613)	385,981	636,243	(238,652)	397,591
Non-Amortizing Assets:
Trade names	154,642	—	154,642	153,102	—	153,102
	$801,236	($260,613)	$540,623	$789,345	($238,652)	$550,693

The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of April 30, 2020 compared to October 31, 2019 principally relates to such intangible assets recognized in connection with the fiscal 2020 acquisitions (see Note 2, Acquisitions).

        Amortization expense related to intangible assets for the six months ended April 30, 2020 and 2019 was $27.6 million and $25.9 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2020 and 2019 was $13.9 million and $13.1 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2020 is estimated to be $27.5 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $52.4 million in fiscal 2021, $45.8 million in fiscal 2022, $40.6 million in fiscal 2023, $36.1 million in fiscal 2024, $32.2 million in fiscal 2025, and $151.4 million thereafter.

5.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	April 30, 2020	October 31, 2019
Borrowings under revolving credit facility	$730,000	$553,000
Finance leases and note payable	10,213	8,955
	740,213	561,955
Less: Current maturities of long-term debt	(1,025)	(906)
	$739,188	$561,049

Index

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of April 30, 2020 and October 31 2019, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.6% and 3.0%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2020, the Company was in compliance with all such covenants.

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

        Changes in the Company’s contract assets and liabilities for the six months ended April 30, 2020 are as follows (in thousands):

	April 30, 2020	October 31, 2019	Change
Contract assets	$56,033	$43,132	$12,901
Contract liabilities	26,928	23,809	3,119
Net contract assets	$29,105	$19,323	$9,782

        The increase in the Company's contract assets during the first six months of fiscal 2020 occurred within the ETG and principally reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings on certain customer contracts.

        The increase in the Company's contract liabilities during the first six months of fiscal 2020 mainly occurred within the FSG and principally reflects the receipt of new customer deposits on certain customer contracts in excess of reductions to contract liabilities from customer deposits recognized as revenue.

        The amount of revenue that the Company recognized during the six and three months ended April 30, 2020 that was included in contract liabilities as of the beginning of fiscal 2020 was $16.5 million and $3.1 million, respectively.

Remaining Performance Obligations

        As of April 30, 2020, the Company had $394.4 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG and the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these

Index

obligations are satisfied. The Company expects to recognize $168.0 million of this amount during the remainder of fiscal 2020 and $226.4 million thereafter, of which the majority is expected to occur in fiscal 2021.

Contract Estimates

        Changes in estimates did not have a material effect on net income from consolidated operations for the six and three months ended April 30, 2020.

Disaggregation of Revenue

        The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Flight Support Group:
Aftermarket replacement parts (1)	$309,459	$326,722	$141,192	$167,225
Repair and overhaul parts and services (2)	121,916	140,617	52,629	73,454
Specialty products (3)	121,656	128,125	58,143	67,572
Total net sales	553,031	595,464	251,964	308,251

Electronic Technologies Group:
Electronic component parts for defense, space and aerospace equipment (4)	329,675	299,414	168,962	161,664
Electronic component parts for equipment in various other industries (5)	97,691	99,466	49,993	52,787
Total net sales	427,366	398,880	218,955	214,451

Intersegment sales	(5,976)	(12,550)	(2,773)	(7,054)

Total consolidated net sales	$974,421	$981,794	$468,146	$515,648

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

Index

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

        The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Flight Support Group:
Aerospace	$428,578	$484,398	$188,655	$249,225
Defense and Space	104,395	87,503	54,142	45,969
Other (1)	20,058	23,563	9,167	13,057
Total net sales	553,031	595,464	251,964	308,251

Electronic Technologies Group:
Defense and Space	272,601	251,171	139,491	135,952
Other (2)	112,706	105,538	57,743	55,623
Aerospace	42,059	42,171	21,721	22,876
Total net sales	427,366	398,880	218,955	214,451

Intersegment sales	(5,976)	(12,550)	(2,773)	(7,054)

Total consolidated net sales	$974,421	$981,794	$468,146	$515,648

(1) Principally industrial products.
(2) Principally other electronics and medical products.

Index

7.  INCOME TAXES

        The Company's effective tax rate in the first six months of fiscal 2020 was .3%, as compared to 14.5% in the first six months of fiscal 2019. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2020 and 2019 of $47.6 million and $16.6 million, respectively. The $31.0 million larger benefit from stock option exercises recognized in the first quarter of fiscal 2020 was the result of more stock options exercised and the strong appreciation in HEICO's stock price during the optionees' holding periods.

        The Company's effective tax rate in the second quarter of fiscal 2020 was 22.6%, as compared to 22.5% in the second quarter of fiscal 2019.

8. FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$157,522	$—	$157,522
Total assets	$—	$157,522	$—	$157,522

Liabilities:
Contingent consideration	$—	$—	$18,993	$18,993

	As of October 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$151,871	$—	$151,871
Money market funds	20	—	—	20
Total assets	$20	$151,871	$—	$151,891

Liabilities:
Contingent consideration	$—	$—	$18,326	$18,326

Index

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $156.3 million as of April 30, 2020 and $151.1 million as of October 31, 2019.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2019, the Company may be obligated to pay contingent consideration of $6.4 million in fiscal 2022 should the acquired entity meet a certain earnings objective during the second and third years following the acquisition. As of April 30, 2020, the estimated fair value of the contingent consideration was $1.2 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of April 30, 2020, the estimated fair value of the contingent consideration was $17.8 million.

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

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of April 30, 2020 were as follows:

	Fiscal 2019 Acquisition			Fiscal 2017 Acquisition
Compound annual revenue growth rate range	(7%)	-	9%	(3%)	-	10%
Weighted average discount rate	4.3%			3.4%

Index

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2020 are as follows (in thousands):

Liabilities
Balance as of October 31, 2019	$18,326
Increase in accrued contingent consideration	1,167
Payment of contingent consideration	(500)
Balance as of April 30, 2020	$18,993

The Company's contingent consideration liability is included in other long-term liabilities in its Condensed Consolidated Balance Sheets and the Company records changes in accrued contingent consideration within selling, general and administrative expenses in its Condensed Consolidated Statements of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended April 30, 2020.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2020 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

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

Index

costs and reduced by any lease incentives. The Company’s leases do not contain any material residual value guarantees or restrictive covenants.

        HEICO’s operating lease ROU assets represent its right to use an underlying asset during the lease term and its operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. HEICO’s operating lease ROU assets are included within other assets and its operating lease liabilities are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet. For additional information on the Company’s finance leases, see Note 5, Long-term Debt, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report and Note 5, Long-term Debt, and Note 3, Selected Financial Statement Information - Property, Plant and Equipment, of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended October 31, 2019. The following table presents the Company’s operating lease ROU assets and lease liabilities as of April 30, 2020 (in thousands):

April 30, 2020
Right-of-use assets	$60,056

Current lease liabilities	$13,365
Long-term lease liabilities	47,570
Total operating lease liabilities	$60,935

The Company’s operating lease expense is recorded as a component of cost of sales and/or selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations. The following table presents the components of operating lease expense for the six and three months ended April 30, 2020 (in thousands):

	Six months ended	Three months ended
	April 30, 2020	April 30, 2020
Operating lease expense	$8,544	$4,284
Variable lease expense	1,323	708
Total operating lease expense (1)	$9,867	$4,992

(1) Excludes short-term lease expense, which is not material.

Index

The following table presents a maturity analysis of the Company's operating lease liabilities as of April 30, 2020 for the remainder of fiscal 2020 and the next five fiscal years and thereafter (in thousands):

Year ending October 31,
2020	$7,762
2021	16,101
2022	14,192
2023	8,834
2024	5,006
2025	4,136
Thereafter	18,004
Total minimum lease payments	74,035
Less: amount representing interest	(13,100)
Present value of minimum lease payments	$60,935

Prior to the adoption of ASC 842, the Company's future minimum lease payments under non-cancelable operating leases on an undiscounted basis as of October 31, 2019 were $15.5 million in fiscal 2020, $15.6 million in fiscal 2021, $13.8 million in fiscal 2022, $8.5 million in fiscal 2023, $4.7 million in fiscal 2024 and $18.8 million thereafter.

        The Company does not have any material leases that have been signed but have yet to commence as of April 30, 2020.

        The following table presents the weighted average remaining lease term and discount rate of the Company’s operating leases as of April 30, 2020:

April 30, 2020
Weighted average remaining lease term (years)	7
Weighted average discount rate	5.2%

The following table presents supplemental disclosures of cash flow information associated with the Company's operating leases for the six months ended April 30, 2020 (in thousands):

Six months ended
April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$8,448
Right-of-use assets obtained in exchange for new lease liabilities	6,824

Index

10. NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

        The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to HEICO	$197,341	$161,114	$75,453	$81,782

Denominator:
Weighted average common shares outstanding - basic	134,596	133,123	134,669	133,313
Effect of dilutive stock options	2,673	3,969	2,448	3,893
Weighted average common shares outstanding - diluted	137,269	137,092	137,117	137,206

Net income per share attributable to HEICO shareholders:
Basic	$1.47	$1.21	$.56	$.61
Diluted	$1.44	$1.18	$.55	$.60

Anti-dilutive stock options excluded	283	615	448	470

Index

11. OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2020 and 2019, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2020:
Net sales	$553,031	$427,366	($5,976)	$974,421
Depreciation	7,245	5,809	511	13,565
Amortization	9,611	19,608	492	29,711
Operating income	109,576	123,017	(13,442)	219,151
Capital expenditures	6,765	5,665	5	12,435

Six months ended April 30, 2019:
Net sales	$595,464	$398,880	($12,550)	$981,794
Depreciation	6,758	5,395	503	12,656
Amortization	9,723	17,677	492	27,892
Operating income	115,046	118,954	(16,870)	217,130
Capital expenditures	6,576	6,012	8	12,596

Three months ended April 30, 2020:
Net sales	$251,964	$218,955	($2,773)	$468,146
Depreciation	3,628	2,881	256	6,765
Amortization	4,752	9,930	246	14,928
Operating income	47,531	65,526	(4,896)	108,161
Capital expenditures	2,647	2,938	—	5,585

Three months ended April 30, 2019:
Net sales	$308,251	$214,451	($7,054)	$515,648
Depreciation	3,403	2,789	252	6,444
Amortization	4,920	8,901	246	14,067
Operating income	62,166	67,352	(10,335)	119,183
Capital expenditures	3,727	2,954	8	6,689

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2020	$1,201,852	$1,827,060	$335,923	$3,364,835
Total assets as of October 31, 2019	1,149,737	1,643,032	176,442	2,969,211

12.  COMMITMENTS AND CONTINGENCIES

Guarantees

As of April 30, 2020, the Company has arranged for standby letters of credit aggregating $4.8 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2020 and 2019, respectively, are as follows (in thousands):

	Six months ended April 30,
	2020	2019
Balances as of beginning of fiscal year	$2,810	$3,306
Accruals for warranties	1,194	1,264
Acquired warranty liabilities	50	—
Warranty claims settled	(952)	(1,543)
Balances as of April 30	$3,102	$3,027

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2019. There have been no material changes to our critical accounting policies during the six months ended April 30, 2020.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2020 have been significantly affected by the COVID-19 outbreak, classified by the World Health Organization as a global pandemic in March 2020 (the “Outbreak”). The effects of the Outbreak and related actions by governments around the world to mitigate its spread have impacted our employees, customers, suppliers and manufacturers. In response to the economic impact from the Outbreak, we have implemented certain cost reduction efforts, including layoffs, temporary reduced work hours and temporary pay reductions within various departments of our business, including within our executive management team. Additionally, our response to the Outbreak has included the implementation of varying health and safety measures at our facilities, including: supplying and requiring the use of personal protective equipment; body temperature taking; staggering work shifts; increasing work-from-home capabilities; consistent and ongoing cleaning of work spaces and high-touch areas; and establishing processes aligned with the Centers for Disease and Control guidelines to work with any individual exposed to COVID-19 on their necessary quarantine period and the process for the individual to return to work.
With respect to our results of operations, approximately half of our net sales are derived from defense, space and other industrial markets including electronics, medical and telecommunications. Demand for products in that half of our business has not been

Index

fundamentally impacted and its operational results remain materially consistent with financial expectations prior to the commencement of the Outbreak. However, we have experienced, and expect to continue experiencing, periodic operational disruptions resulting from supply chain disturbances, staffing challenges, temporary facility closures, transportation interruptions and other conditions which slow production or increase costs. While these issues have not yet been material, it is impossible to predict their future impact and our current experience indicates that the likely effect will be to delay orders and shipments measured in weeks and months, and to temporarily increase some costs, as opposed to profoundly changing our business overall. Fortunately, many of our defense and medical component design, manufacturing and supply operations are believed to be crucial suppliers to markets with continuing strong needs. While it has not had a material impact on our consolidated net sales, demand for our components used in medical equipment, such as ventilators, x-ray systems, sterilization equipment and personal protective equipment, has increased as a result of the Outbreak.

The remaining portion of our net sales is derived from commercial aviation products and services. The Outbreak has caused significant volatility and a substantial decline in value across global economic markets. Most notably, the commercial aerospace industry has experienced an ongoing substantial decline in demand. As such, our businesses that operate within the commercial aerospace industry have been materially impacted by the significant decline in global commercial air travel that began in March 2020. Once commercial air travel resumes, cost savings will most likely be a priority for our commercial aviation customers and we anticipate recovery in demand for our commercial aviation products, which frequently provide aircraft operators with significant savings. Furthermore, we believe our cost-saving solutions and robust product development programs will enable us to potentially increase market share and emerge with a stronger presence within this market.

Additionally, our results of operations for the six and three months ended April 30, 2020 have been affected by the fiscal 2019 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2019.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Net sales	$974,421	$981,794	$468,146	$515,648
Cost of sales	597,484	590,170	289,256	306,261
Selling, general and administrative expenses	157,786	174,494	70,729	90,204
Total operating costs and expenses	755,270	764,664	359,985	396,465
Operating income	$219,151	$217,130	$108,161	$119,183

Net sales by segment:
Flight Support Group	$553,031	$595,464	$251,964	$308,251
Electronic Technologies Group	427,366	398,880	218,955	214,451
Intersegment sales	(5,976)	(12,550)	(2,773)	(7,054)
	$974,421	$981,794	$468,146	$515,648

Operating income by segment:
Flight Support Group	$109,576	$115,046	$47,531	$62,166
Electronic Technologies Group	123,017	118,954	65,526	67,352
Other, primarily corporate	(13,442)	(16,870)	(4,896)	(10,335)
	$219,151	$217,130	$108,161	$119,183

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.7%	39.9%	38.2%	40.6%
Selling, general and administrative expenses	16.2%	17.8%	15.1%	17.5%
Operating income	22.5%	22.1%	23.1%	23.1%
Interest expense	.8%	1.1%	.8%	1.1%
Other income	—%	.2%	—%	.5%
Income tax expense	.1%	3.1%	5.0%	5.1%
Net income attributable to noncontrolling interests	1.4%	1.7%	1.2%	1.6%
Net income attributable to HEICO	20.3%	16.4%	16.1%	15.9%

Index

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019

Net Sales

Our consolidated net sales in the first six months of fiscal 2020 decreased by 1% to $974.4 million, as compared to net sales of $981.8 million in the first six months of fiscal 2019. The decrease in consolidated net sales principally reflects a decrease of $42.4 million (a 7% decrease) to $553.0 million in net sales within the FSG partially offset by an increase of $28.5 million (a 7% increase) to a record $427.4 million in net sales within the ETG. The net sales decrease in the FSG is principally organic and reflects lower demand for the majority of our products and services resulting from the significant decline in global commercial air travel beginning in March 2020 due to the Outbreak. As a result, net sales of our repair and overhaul parts and services, aftermarket replacement parts, and specialty products product lines decreased by $18.7 million, $17.2 million, and $6.5 million, respectively. The net sales increase in the ETG reflects net sales of $28.2 million contributed by our fiscal 2019 and 2020 acquisitions as well as organic growth of 2%. The ETG's organic growth is mainly attributable to increased demand for our defense products resulting in a net sales increase of $22.0 million partially offset by lower demand for our space products resulting in a net sales decrease of $14.8 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first six months of fiscal 2020.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 38.7% in the first six months of fiscal 2020, as compared to 39.9% in the first six months of fiscal 2019, principally reflecting a decrease of 2.2% and 1.1% in the ETG's and FSG's gross profit margin, respectively. The decrease in the ETG's gross profit margin principally reflects a decrease in net sales of certain space products and a less favorable product mix of certain aerospace products, partially offset by increased net sales of certain defense products. The decrease in the FSG's gross profit margin principally reflects a decrease in net sales and less favorable product mix within our repair and overhaul parts and services product line as well as a less favorable product mix within our aftermarket replacement parts product line. Total new product research and development expenses included within our consolidated cost of sales were $33.9 million in the first six months of fiscal 2020, up from $32.0 million in the first six months of fiscal 2019.

Our consolidated selling, general and administrative ("SG&A") expenses decreased by 10% to $157.8 million in the first six months of fiscal 2020, as compared to $174.5 million in the first six months of fiscal 2019. The decrease in consolidated SG&A expenses principally reflects an $18.6 million decrease in performance-based compensation expense and a $4.3 million reduction in other selling expenses including outside sales commissions, marketing and travel, partially offset by $7.5 million attributable to the fiscal 2019 and 2020 acquisitions.

        Our consolidated SG&A expenses as a percentage of net sales decreased to 16.2% in the first six months of fiscal 2020, down from 17.8% in the first six months of fiscal 2019. The

Index

decrease in consolidated SG&A expenses as a percentage of net sales is mainly due to a 1.9% impact from the previously mentioned lower performance-based compensation expense.

Operating Income

        Our consolidated operating income increased by 1% to a record $219.2 million in the first six months of fiscal 2020, up from $217.1 million in the first six months of fiscal 2019. The increase in consolidated operating income principally reflects a $4.1 million increase (a 3% increase) to a record $123.0 million in operating income of the ETG partially offset by a $5.5 million decrease (a 5% decrease) to $109.6 million in operating income of the FSG. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth and a $4.3 million decrease in performance-based compensation expense, partially offset by the previously mentioned lower gross profit margin. The decrease in operating income of the FSG principally reflects the previously mentioned decrease in net sales and lower gross profit margin, partially offset by an $11.8 million decrease in performance-based compensation expense. Further, the increase in consolidated operating income reflects $2.1 million of lower corporate expenses mainly attributable to a decrease in performance-based compensation expense.

Our consolidated operating income as a percentage of net sales improved to 22.5% in the first six months of fiscal 2020, up from 22.1% in the first six months of fiscal 2019. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 19.8% in the first six months of fiscal 2020, up from 19.3% in the first six months of fiscal 2019 and the previously mentioned lower corporate expenses, partially offset by a decrease in the ETG’s operating income as a percentage of net sales to 28.8% in the first six months of fiscal 2020 as compared to 29.8% in the first six months of fiscal 2019. The increase in the FSG’s operating income as a percentage of net sales principally reflects a 1.6% decrease in SG&A expenses as a percentage of net sales mainly from lower performance-based compensation expense, partially offset by the previously mentioned lower gross profit margin. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin partially offset by a 1.1% decrease in SG&A expenses as a percentage of net sales mainly from lower performance-based compensation expense.

Interest Expense

Interest expense decreased to $8.0 million in the first six months of fiscal 2020, down from $11.0 million in the first six months of fiscal 2019. The decrease was principally due to a lower weighted average interest rate on borrowings outstanding under our revolving credit facility.

Other Income

Other income in the first six months of fiscal 2020 and 2019 was not material.

Index

Income Tax Expense

Our effective tax rate in the first six months of fiscal 2020 was .3%, as compared to 14.5% in the first six months of fiscal 2019. HEICO recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2020 and 2019 of $47.6 million and $16.6 million, respectively. The $31.0 million larger benefit from stock option exercises recognized in the first quarter of fiscal 2020 was the result of more stock options exercised and the strong appreciation in HEICO's stock price during the optionees' holding periods.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG ("LHT") in HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $13.4 million in the first six months of fiscal 2020, as compared to $17.0 million in the first six months of fiscal 2019. The decrease in net income attributable to noncontrolling interests in the first six months of fiscal 2020 principally reflects the impact of a dividend paid by HEICO Aerospace in June 2019 that effectively resulted in the transfer of the 20% noncontrolling interest held by LHT in eight of our existing subsidiaries within HEICO Aerospace that are principally part of the FSG's repair and overhaul parts and services product line to HEICO Flight Support Corp., a wholly owned subsidiary of HEICO.

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $197.3 million, or $1.44 per diluted share, in the first six months of fiscal 2020, up from $161.1 million, or $1.18 per diluted share, in the first six months of fiscal 2019 principally reflecting the previously mentioned income tax benefit, increased operating income and lower interest expense.

Comparison of Second Quarter of Fiscal 2020 to Second Quarter of Fiscal 2019

Net Sales

Our consolidated net sales in the second quarter of fiscal 2020 decreased by 9% to $468.1 million, as compared to net sales of $515.6 million in the second quarter of fiscal 2019. The decrease in consolidated net sales principally reflects a decrease of $56.3 million (an 18% decrease) to $252.0 million in net sales within the FSG partially offset by an increase of $4.5 million (a 2% increase) to $219.0 million in net sales within the ETG. The net sales decrease in the FSG is principally organic and reflects lower demand for the majority of our products and services resulting from the significant decline in global commercial air travel beginning in March 2020 due to the Outbreak. As a result, net sales of our aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines decreased by $26.0 million, $20.8 million, and $9.5 million, respectively. The net sales increase in the ETG reflects net sales of $13.3 million contributed by our fiscal 2019 and 2020 acquisitions, partially offset by an

Index

organic net sales decrease of 2%. The ETG's decrease in organic net sales is mainly attributable to lower shipments of our space products resulting in a net sales decrease of $7.3 million partially offset by increased demand for our defense products resulting in a net sales increase of $2.7 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the second quarter of fiscal 2020.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 38.2% in the second quarter of fiscal 2020, as compared to 40.6% in the second quarter of fiscal 2019, principally reflecting a decrease of 3.5% and 2.7% in the FSG's and ETG's gross profit margin, respectively. The decrease in the FSG's gross profit margin principally reflects a decrease in net sales and a less favorable product mix within our repair and overhaul parts and services and aftermarket replacement parts product lines. The decrease in the ETG's gross profit margin principally reflects a decrease in net sales and less favorable product mix of certain space and commercial aerospace products partially offset by increased net sales of certain defense products. Total new product research and development expenses included within our consolidated cost of sales were $16.8 million in both the second quarter of fiscal 2020 and 2019.

Our consolidated SG&A expenses decreased by 22% to $70.7 million in the second quarter of fiscal 2020, as compared to $90.2 million in the second quarter of fiscal 2019. The decrease in consolidated SG&A expenses principally reflects an $18.2 million decrease in performance-based compensation expense and a $3.7 million reduction in other selling expenses including outside sales commissions, marketing and travel, partially offset by $3.3 million attributable to the fiscal 2019 and 2020 acquisitions.

        Our consolidated SG&A expenses as a percentage of net sales decreased to 15.1% in the second quarter of fiscal 2020, down from 17.5% in the second quarter of fiscal 2019. The decrease in consolidated SG&A expenses as a percentage of net sales is mainly due to a 3.5% impact from the previously mentioned lower performance-based compensation expense partially offset by some inefficiencies resulting from the overall impacts of the Outbreak.

Operating Income

        Our consolidated operating income decreased by 9% to $108.2 million in the second quarter of fiscal 2020, as compared to operating income of $119.2 million in the second quarter of fiscal 2019. The decrease in consolidated operating income principally reflects a $14.6 million decrease (a 24% decrease) to $47.5 million in operating income of the FSG and a $1.8 million decrease (a 3% decrease) to $65.5 million in operating income of the ETG. The decrease in operating income of the FSG principally reflects the previously mentioned decrease in net sales and lower gross profit margin, partially offset by an $11.5 million decrease in performance-based compensation expense. The decrease in operating income of the ETG principally reflects the previously mentioned lower gross profit margin partially offset by a $4.0 million decrease in performance-based compensation expense and the previously mentioned increase in net sales.

Index

Further, the decreases in operating income of the FSG and ETG were partially moderated by lower corporate expenses of $4.1 million mainly attributable to a decrease in performance-based compensation expense.

Our consolidated operating income as a percentage of net sales was 23.1% in both the second quarter of fiscal 2020 and 2019 principally reflecting a 1.5% and 1.3% decrease in the ETG's and FSG's operating income as a percentage of net sales, respectively, offset by the previously mentioned lower corporate expenses. The decrease in the ETG's operating income as a percentage of net sales to 29.9% in the second quarter of fiscal 2020 from 31.4% in the second quarter of fiscal 2019 principally reflects the previously mentioned lower gross profit margin partially offset by a 1.2% decrease in SG&A expenses as a percentage of net sales mainly reflecting lower performance-based compensation expense. The decrease in the FSG's operating income as a percentage of net sales to 18.9% in the second quarter of fiscal 2020 from 20.2% in the second quarter of fiscal 2019 principally reflects the previously mentioned lower gross profit margin partially offset by a 2.2% decrease in SG&A expenses as a percentage of net sales mainly from lower performance-based compensation expense partially offset by some inefficiencies resulting from the overall impacts of the Outbreak.

Interest Expense

Interest expense decreased to $3.8 million in the second quarter of fiscal 2020, down from $5.5 million in the second quarter of fiscal 2019. The decrease was principally due to a lower weighted average interest rate on borrowings outstanding under our revolving credit facility.

Other Income

Other income in the second quarter of fiscal 2020 and 2019 was not material.

Income Tax Expense

        Our effective tax rate in the second quarter of fiscal 2020 was 22.6%, as compared to 22.5% in the second quarter of fiscal 2019.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by LHT in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.5 million in the second quarter of fiscal 2020, as compared to $8.3 million in the second quarter of fiscal 2019. The decrease in net income attributable to noncontrolling interests in the second quarter of fiscal 2020 principally reflects the impact of a dividend paid by HEICO Aerospace in June 2019 that effectively resulted in the transfer of the 20% noncontrolling interest held by LHT in eight of our existing subsidiaries within HEICO Aerospace that are

Index

principally part of the FSG's repair and overhaul parts and services product line to HEICO Flight Support Corp., a wholly owned subsidiary of HEICO.

Net Income Attributable to HEICO

Net income attributable to HEICO was $75.5 million, or $.55 per diluted share, in the second quarter of fiscal 2020, as compared to $81.8 million, or $.60 per diluted share, in the second quarter of fiscal 2019 principally reflecting the previously mentioned lower operating income, partially offset by less net income attributable to noncontrolling interests and lower interest expense.

Outlook

In our Quarterly Report on Form 10-Q for the three months ended January 31, 2020, we provided net sales and net income estimates for fiscal 2020, but noted that it excluded any impact from the coronavirus outbreak as it was at such an early stage. As noted within our Form 8-K, filed on April 15, 2020, we withdrew our fiscal 2020 financial guidance due to the COVID-19 outbreak, classified by the World Health Organization as a global pandemic in March 2020 (the “Outbreak”). The Outbreak has resulted in a significant reduction in global demand for commercial air travel beginning in March 2020. As such, the results of operations for the six and three months ended April 30, 2020 are not indicative of the results to be expected for the full fiscal 2020 year.

We entered the Outbreak with a healthy balance sheet that included a strong cash position and nominal debt. We cannot estimate the duration and magnitude of the Outbreak and cannot confidently predict when demand for our commercial aerospace products will return to pre-Outbreak levels. However, we believe HEICO is favorably positioned for long-term success despite the short-term challenges created by the Outbreak in the global economy.

Index

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. At the onset of the Outbreak, we borrowed $200.0 million on our revolving credit facility as a precautionary measure to ensure we have additional cash on hand to pay our employees and vendors and for potential acquisition opportunities. As a result of this borrowing and through net cash provided by operating activities, our cash and cash equivalents increased to $346.8 million as of April 30, 2020, up from $57.0 million as of October 31, 2019. We finance our business activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2020, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 39.2%.

Based on our current outlook, we believe that our net cash provided by operating activities, available borrowings under our revolving credit facility and cash and cash equivalents on hand will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $205.9 million in the first six months of fiscal 2020 and consisted primarily of net income from consolidated operations of $210.7 million, depreciation and amortization expense of $43.3 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Leadership Compensation Plan of $14.0 million (principally participant deferrals and employer contributions), $5.3 million in share-based compensation expense (a non-cash item), and $4.8 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $69.0 million increase in working capital and a $5.1 million deferred income tax benefit. The increase in working capital is inclusive of a $47.7 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2019 accrued performance-based compensation; a $37.8 million increase in inventories as a result of certain inventory purchase commitments based on pre-Outbreak net sales expectations and to support the backlog of certain of our businesses; a $15.6 million increase in prepaid expenses and other current assets due to the timing of income tax payments; and a $13.0 million increase in contract assets, partially offset by a $44.4 million decrease in accounts receivable resulting from strong cash collections and lower net sales.

Net cash provided by operating activities increased by $27.6 million in the first six months of fiscal 2020, up from $178.3 million in the first six months of fiscal 2019. The increase is principally attributable to a $32.6 million increase in net income from consolidated operations partially offset by a $6.8 million increase in net working capital.

Index

Investing Activities

Net cash used in investing activities totaled $70.9 million in the first six months of fiscal 2020 and related primarily to acquisitions of $45.3 million (net of cash acquired), investments related to the HEICO LCP of $13.6 million and capital expenditures of $12.4 million. Further details regarding our fiscal 2020 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2020 totaled $155.6 million. During the first six months of fiscal 2020, we borrowed $200.0 million under our revolving credit facility to provide a cushion of liquidity during this period of economic uncertainty resulting from the Outbreak and $45.0 million to fund our fiscal 2020 acquisitions. Additionally, we made $68.0 million in payments on our revolving credit facility, paid $10.8 million in cash dividends on our common stock, and made $9.7 million of distributions to noncontrolling interests.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2019.

Off-Balance Sheet Arrangements

Guarantees

As of April 30, 2020, we have arranged for standby letters of credit aggregating $4.8 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

New Accounting Pronouncements

        See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for additional information.

Index

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include: the severity, magnitude and duration of the Outbreak; our liquidity and the amount and timing of cash generation; the continued decline in commercial air travel caused by the Outbreak, airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth; product development or manufacturing difficulties, which could increase our product development and manufacturing costs and delay sales; our ability to make acquisitions and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and defense spending or budget cuts, which could reduce our defense-related revenue. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting

Index

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The following supplements the risk factors described in Item 1A., "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended October 31, 2019.

The Company is subject to risks arising from the recent COVID-19 outbreak (the "Outbreak").

The recent Outbreak has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that HEICO or its employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that the Outbreak could have on HEICO's business, the continued spread of COVID-19 could disrupt its customers' businesses, supply chain and the manufacture or shipment of its products, and its other activities, which could have a material adverse effect on its business, financial condition and results of operations.

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

HEICO CORPORATION

Date:	May 28, 2020	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)