Form 10-Q
period 2020-07-31
HEICO CORP
filed 2020-08-27
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 25, 2020 is as follows:

Common Stock, $.01 par value	54,189,223	shares
Class A Common Stock, $.01 par value	80,753,663	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$395,278	$57,001
Accounts receivable, net	181,134	274,326
Contract assets	59,113	43,132
Inventories, net	473,104	420,319
Prepaid expenses and other current assets	32,115	18,953
Total current assets	1,140,744	813,731

Property, plant and equipment, net	170,340	173,345
Goodwill	1,320,047	1,268,703
Intangible assets, net	542,674	550,693
Other assets	249,445	162,739
Total assets	$3,423,250	$2,969,211

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,073	$906
Trade accounts payable	80,548	106,225
Accrued expenses and other current liabilities	146,288	178,957
Income taxes payable	1,733	3,050
Total current liabilities	229,642	289,138

Long-term debt, net of current maturities	739,016	561,049
Deferred income taxes	45,869	51,496
Other long-term liabilities	252,372	184,604
Total liabilities	1,266,899	1,086,287

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 3)	204,139	188,264

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,189 and 54,143 shares issued and outstanding	542	541
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 80,741 and 80,353 shares issued and outstanding	807	804
Capital in excess of par value	301,532	284,609
Deferred compensation obligation	4,232	4,232
HEICO stock held by irrevocable trust	(4,232)	(4,232)
Accumulated other comprehensive loss	(4,451)	(16,739)
Retained earnings	1,623,285	1,397,327
Total HEICO shareholders’ equity	1,921,715	1,666,542
Noncontrolling interests	30,497	28,118
Total shareholders’ equity	1,952,212	1,694,660
Total liabilities and equity	$3,423,250	$2,969,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019

Net sales	$1,360,831	$1,514,118	$386,410	$532,324

Operating costs and expenses:
Cost of sales	840,411	909,663	242,927	319,493
Selling, general and administrative expenses	232,835	267,911	75,049	93,417

Total operating costs and expenses	1,073,246	1,177,574	317,976	412,910

Operating income	287,585	336,544	68,434	119,414

Interest expense	(10,644)	(16,496)	(2,602)	(5,523)
Other income	934	2,420	632	268

Income before income taxes and noncontrolling interests	277,875	322,468	66,464	114,159

Income tax expense	9,600	55,300	8,900	25,100

Net income from consolidated operations	268,275	267,168	57,564	89,059

Less: Net income attributable to noncontrolling interests	16,618	24,956	3,248	7,961

Net income attributable to HEICO	$251,657	$242,212	$54,316	$81,098

Net income per share attributable to HEICO shareholders:
Basic	$1.87	$1.82	$.40	$.61
Diluted	$1.83	$1.76	$.40	$.59

Weighted average number of common shares outstanding:
Basic	134,676	133,405	134,837	133,970
Diluted	137,257	137,273	137,234	137,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019

Net income from consolidated operations	$268,275	$267,168	$57,564	$89,059
Other comprehensive income (loss):
Foreign currency translation adjustments	12,734	(1,794)	20,133	(532)
Amortization of unrealized loss on defined benefit pension plan, net of tax	60	18	21	6
Total other comprehensive income (loss)	12,794	(1,776)	20,154	(526)
Comprehensive income from consolidated operations	281,069	265,392	77,718	88,533
Net income attributable to noncontrolling interests	16,618	24,956	3,248	7,961
Foreign currency translation adjustments attributable to noncontrolling interests	506	(249)	801	(95)
Comprehensive income attributable to noncontrolling interests	17,124	24,707	4,049	7,866
Comprehensive income attributable to HEICO	$263,945	$240,685	$73,669	$80,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Nine Months Ended July 31, 2020 and 2019
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2019	$188,264	$541	$804	$284,609	$4,232	($4,232)	($16,739)	$1,397,327	$28,118	$1,694,660
Comprehensive income	12,556	—	—	—	—	—	12,288	251,657	4,568	268,513
Cash dividends ($.16 per share)	—	—	—	—	—	—	—	(21,552)	—	(21,552)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	8,575	—	—	—	—	—	8,576
Share-based compensation expense	—	—	—	7,775	—	—	—	—	—	7,775
Proceeds from stock option exercises	—	—	4	5,341	—	—	—	—	—	5,345
Redemptions of common stock related to stock option exercises	—	—	(1)	(5,329)	—	—	—	—	—	(5,330)
Distributions to noncontrolling interests	(11,240)	—	—	—	—	—	—	—	(947)	(947)
Acquisitions of noncontrolling interests	(7,475)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	16,471	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	4,147	—	—	—	—	—	—	(4,147)	—	(4,147)
Other	1,416	—	—	561	—	—	—	—	(1,242)	(681)
Balances as of July 31, 2020	$204,139	$542	$807	$301,532	$4,232	($4,232)	($4,451)	$1,623,285	$30,497	$1,952,212

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2018	$132,046	$534	$796	$320,994	$3,928	($3,928)	($15,256)	$1,091,183	$104,757	$1,503,008
Cumulative effect from adoption of ASC 606	819	—	—	—	—	—	—	13,373	326	13,699
Comprehensive income	13,232	—	—	—	—	—	(1,527)	242,212	11,475	252,160
Cash dividends ($.14 per share)	—	—	—	—	—	—	—	(18,691)	—	(18,691)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,656	—	—	—	—	—	7,656
Share-based compensation expense	—	—	—	7,674	—	—	—	—	—	7,674
Proceeds from stock option exercises	—	7	8	8,255	—	—	—	—	—	8,270
Redemptions of common stock related to stock option exercises	—	(3)	(1)	(35,596)	—	—	—	—	—	(35,600)
Distributions to noncontrolling interests	(12,134)	—	—	—	—	—	—	—	(92,565)	(92,565)
Noncontrolling interests assumed related to acquisitions	38,696	—	—	—	—	—	—	—	2,382	2,382
Adjustments to redemption amount of redeemable noncontrolling interests	5,694	—	—	—	—	—	—	(5,694)	—	(5,694)
Deferred compensation obligation	—	—	—	—	(499)	499	—	—	—	—
Other	—	—	—	75	—	—	—	—	1	76
Balances as of July 31, 2019	$178,353	$538	$803	$309,058	$3,429	($3,429)	($16,783)	$1,322,383	$26,376	$1,642,375
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended July 31, 2020 and 2019
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2020	$196,507	$542	$806	$297,324	$4,232	($4,232)	($23,804)	$1,583,646	$31,006	$1,889,520
Comprehensive income	3,134	—	—	—	—	—	19,353	54,316	915	74,584
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,790)	—	(10,790)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	1,294	—	—	—	—	—	1,295
Share-based compensation expense	—	—	—	2,500	—	—	—	—	—	2,500
Proceeds from stock option exercises	—	—	2	2,951	—	—	—	—	—	2,953
Redemptions of common stock related to stock option exercises	—	—	(1)	(2,762)	—	—	—	—	—	(2,763)
Distributions to noncontrolling interests	(2,263)	—	—	—	—	—	—	—	(182)	(182)
Acquisitions of noncontrolling interests	(7,475)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	8,933	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	3,887	—	—	—	—	—	—	(3,887)	—	(3,887)
Other	1,416	(1)	—	225	—	—	—	—	(1,242)	(1,018)
Balances as of July 31, 2020	$204,139	$542	$807	$301,532	$4,232	($4,232)	($4,451)	$1,623,285	$30,497	$1,952,212

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2019	$151,450	$538	$800	$310,201	$4,043	($4,043)	($16,352)	$1,251,699	$115,278	$1,662,164
Comprehensive income	5,008	—	—	—	—	—	(431)	81,098	2,858	83,525
Cash dividends ($.07 per share)	—	—	—	—	—	—	—	(9,386)	—	(9,386)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,266	—	—	—	—	—	1,266
Share-based compensation expense	—	—	—	2,687	—	—	—	—	—	2,687
Proceeds from stock option exercises	—	—	4	2,738	—	—	—	—	—	2,742
Redemptions of common stock related to stock option exercises	—	—	(1)	(7,855)	—	—	—	—	—	(7,856)
Distributions to noncontrolling interests	(4,750)	—	—	—	—	—	—	—	(91,759)	(91,759)
Noncontrolling interests assumed related to acquisitions	25,617	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	1,028	—	—	—	—	—	—	(1,028)	—	(1,028)
Deferred Compensation obligation	—	—	—	—	(614)	614	—	—	—	—
Other	—	—	—	21	—	—	—	—	(1)	20
Balances as of July 31, 2019	$178,353	$538	$803	$309,058	$3,429	($3,429)	($16,783)	$1,322,383	$26,376	$1,642,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2020	2019
Operating Activities:
Net income from consolidated operations	$268,275	$267,168
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	65,218	61,686
Share-based compensation expense	7,775	7,674
Employer contributions to HEICO Savings and Investment Plan	7,452	7,128
Increase in accrued contingent consideration, net	189	3,734
Deferred income tax benefit	(9,345)	(3,293)
Payment of contingent consideration	(175)	(3,105)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	96,258	(14,820)
(Increase) decrease in contract assets	(15,968)	7,429
Increase in inventories	(48,077)	(27,019)
Increase in prepaid expenses and other current assets	(12,724)	(1,343)
Decrease in trade accounts payable	(25,434)	(11,783)
(Decrease) increase in accrued expenses and other current liabilities	(45,990)	8,797
(Decrease) increase in income taxes payable	(2,469)	772
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	10,595	11,295
Other	3,391	(921)
Net cash provided by operating activities	298,971	313,399

Investing Activities:
Acquisitions, net of cash acquired	(66,320)	(235,174)
Capital expenditures	(17,472)	(21,671)
Investments related to HEICO Leadership Compensation Plan	(14,600)	(10,800)
Other	385	628
Net cash used in investing activities	(98,007)	(267,017)

Financing Activities:
Borrowings on revolving credit facility	245,000	288,000
Payments on revolving credit facility	(68,000)	(180,000)
Proceeds from stock option exercises	5,345	8,270
Cash dividends paid	(21,552)	(18,691)
Distributions to noncontrolling interests	(12,187)	(104,699)
Redemptions of common stock related to stock option exercises	(5,330)	(35,600)
Acquisitions of noncontrolling interests	(7,475)	—
Payment of contingent consideration	(325)	(4,073)
Other	(851)	(387)
Net cash provided by (used in) financing activities	134,625	(47,180)

Effect of exchange rate changes on cash	2,688	222

Net increase (decrease) in cash and cash equivalents	338,277	(576)
Cash and cash equivalents at beginning of year	57,001	59,599
Cash and cash equivalents at end of period	$395,278	$59,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019. The October 31, 2019 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

The Company's results of operations for the nine and three months ended July 31, 2020 have been significantly affected by the COVID-19 outbreak, which is classified as a global pandemic (the “Outbreak”). The effects of the Outbreak and related actions by governments around the world to mitigate its spread have impacted the Company's employees, customers, suppliers and manufacturers. In response to the economic impact from the Outbreak, the Company has implemented certain cost reduction efforts, including layoffs, temporary reduced work hours and temporary pay reductions within various departments of its business, including within its executive management team and its Board of Directors. Additionally, the Company's response to the Outbreak has included the implementation of varying health and safety measures at its facilities, including: supplying and requiring the use of personal protective equipment; staggering work shifts; body temperature taking; increasing work-from-home capabilities; consistent and ongoing cleaning of work spaces and high-touch areas; and establishing processes aligned with the Centers for Disease and Control guidelines to work with any individual exposed to COVID-19 on their necessary quarantine period and the process for the individual to return to work.

Index

With respect to the Company's results of operations, approximately half of its net sales are derived from defense, space and other industrial markets including electronics, medical and telecommunications. Demand for products in that half of the Company's business has not been fundamentally impacted and its operational results remain materially consistent with financial expectations prior to the Outbreak. However, the Company has experienced, and expects to continue experiencing, periodic operational disruptions resulting from supply chain disturbances, staffing challenges - including at some of its customers, temporary facility closures, transportation interruptions and other conditions which slow production and orders, or increase costs. While these issues have not yet been material overall, the Company has experienced disruptions in some orders and shipments during the third quarter of fiscal 2020.

The remaining portion of HEICO's net sales is derived from commercial aviation products and services. The Outbreak has caused significant volatility and a substantial decline in value across global markets. Most notably, the commercial aerospace industry experienced an ongoing substantial decline in demand resulting from a significant number of aircraft in the global fleet being grounded during HEICO's third quarter of fiscal 2020. The Company's businesses that operate within the commercial aerospace industry have been materially impacted by the significant decline in global commercial air travel that began in March 2020. Consolidated net sales for the Company's businesses that operate within the commercial aerospace industry decreased by approximately 54% during the third quarter of fiscal 2020. Once commercial air travel resumes, cost savings will most likely be a priority for HEICO's commercial aviation customers and the Company anticipates recovery in demand for its commercial aviation products, which frequently provide aircraft operators with significant savings. Furthermore, HEICO believes its cost-saving solutions and robust product development programs will enable it to potentially increase market share and emerge with a stronger presence within this market.

As a result of the Outbreak, HEICO has assessed various accounting estimates, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the Outbreak as of July 31, 2020 and through the date of filing this Quarterly Report. The accounting estimates assessed include, but were not limited to, the Company’s allowance for doubtful accounts, inventory reserves, contingent consideration arrangements, goodwill and other long-lived assets. Based on these assessments, no material impact was recorded to HEICO’s Condensed Consolidated Statement of Operations for the nine and three months ended July 31, 2020. Although not material, see Note 3, Selected Financial Statement Information - Accounts Receivable, for additional information pertaining to the increase in the Company's allowance for doubtful accounts principally due to bankruptcy filings by certain commercial aviation customers resulting from the financial impact of the Outbreak. Also, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the related impact on bad debt expense.

Index

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

Index

2.  ACQUISITIONS

In June 2020, the Company, through HEICO Flight Support Corp., acquired 70% of the membership interests of Rocky Mountain Hydrostatics, LLC ("Rocky Mountain"). Rocky Mountain overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy. The remaining 30% continues to be owned by certain members of Rocky Mountain's management team (see Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information). The purchase price of this acquisition was paid in cash using cash on hand.

In May 2020, a subsidiary of HEICO Electronic obtained 100% ownership of the assets and liabilities of Freebird Semiconductor Corporation ("Freebird"), an entity in which the subsidiary held a controlling financial interest since November 2018. In June 2020, the HEICO Electronic subsidiary contributed the assets and liabilities of Freebird in exchange for a 49% equity interest in EPC Space LLC ("EPC”), which the Company accounts for under the equity method. As the fair value of the net assets contributed approximated the fair value of the equity interest received in EPC, no material gain or loss was recorded as a result of this transaction. EPC designs, develops, promotes, markets and sells radiation-hardened gallium nitride power solutions packaged for use in outer space and other high reliability applications.

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

The purchase price of the HMI and Quell acquisitions were paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's condensed consolidated financial statements. The allocation of the total consideration for the fiscal 2020 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the fiscal 2020 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2020 acquisitions included in the Condensed Consolidated Statement of Operations for the nine and three months ended July 31, 2020 is not material. Had the fiscal 2020 acquisitions

Index

occurred as of November 1, 2018, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2020 and 2019 would not have been materially different than the reported amounts.

3.  SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2020	October 31, 2019
Accounts receivable	$193,173	$277,992
Less: Allowance for doubtful accounts	(12,039)	(3,666)
Accounts receivable, net	$181,134	$274,326

The $8.4 million increase in the Company’s allowance for doubtful accounts is principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during the third quarter of fiscal 2020 as a result of the financial impact of the Outbreak.

Inventories

(in thousands)	July 31, 2020	October 31, 2019
Finished products	$241,895	$199,880
Work in process	39,777	32,548
Materials, parts, assemblies and supplies	191,432	187,891
Inventories, net of valuation reserves	$473,104	$420,319

Property, Plant and Equipment

(in thousands)	July 31, 2020	October 31, 2019
Land	$6,922	$6,820
Buildings and improvements	122,405	116,997
Machinery, equipment and tooling	264,900	253,127
Construction in progress	9,593	8,382
	403,820	385,326
Less: Accumulated depreciation and amortization	(233,480)	(211,981)
Property, plant and equipment, net	$170,340	$173,345

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $16.6 million as of July 31, 2020 and $18.0 million as of October 31, 2019. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2020

Index

and 2019 was $4.3 million and $6.5 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2020 and 2019 was $.5 million and $2.9 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2020 and 2019 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
R&D expenses	$48,968	$48,697	$15,113	$16,648

Redeemable Noncontrolling Interests

The holders of equity interests in certain of the Company's subsidiaries have rights ("Put Rights") that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2030. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the "Redemption Amount") be at fair value or a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. Management's estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is as follows (in thousands):

	July 31, 2020	October 31, 2019
Redeemable at fair value	$154,074	$136,611
Redeemable based on a multiple of future earnings	50,065	51,653
Redeemable noncontrolling interests	$204,139	$188,264

As discussed in Note 2, Acquisitions, the Company, through HEICO Flight Support Corp., acquired 70% of the membership interests of Rocky Mountain in June 2020. As part of the operating agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interest over a four-year period beginning in fiscal 2027, or sooner under certain conditions, and the Company has the right to purchase the same equity interest over the same period.

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

During fiscal 2020, the holder of a 20% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2015 exercised their option to cause the Company to

Index

purchase one-fourth of their interest. The Company acquired the 5% noncontrolling interest in May 2020 which increased its ownership interest in the subsidiary to approximately 85%.

In May 2020, the Company obtained control of the 22% noncontrolling equity interest in a subsidiary of the ETG that was acquired in fiscal 2012, which increased the Company's ownership interest in the subsidiary to 100%.

During fiscal 2020, the holder of a 17.7% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2008 exercised their option to cause the Company to purchase a portion of their noncontrolling interest over a two-year period ending in fiscal 2021. In June 2020, the Company acquired half of such interest, which increased the Company's ownership interest in the subsidiary to 86.2%.

The $7.5 million aggregate Redemption Amount for the redeemable noncontrolling interests acquired in fiscal 2020 was paid using cash provided by operating activities.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2020 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2019	($14,989)	($1,750)	($16,739)
Unrealized gain	12,228	—	12,228
Amortization of unrealized loss	—	60	60
Balances as of July 31, 2020	($2,761)	($1,690)	($4,451)

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2020 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2019	$410,044	$858,659	$1,268,703
Goodwill acquired	14,986	34,589	49,575
Foreign currency translation adjustments	3,425	2,878	6,303
Deconsolidation of subsidiary	—	(4,249)	(4,249)
Adjustments to goodwill	—	(285)	(285)
Balances as of July 31, 2020	$428,455	$891,592	$1,320,047

Index

The goodwill acquired pertains to the fiscal 2020 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. Deconsolidation of subsidiary reflects the value of goodwill associated with an entity that the Company previously consolidated but subsequently contributed the net assets of the former entity to a new entity in which the Company holds a noncontrolling interest and accounts for under the equity method (See Note 2, Acquisitions, for additional information). The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2019 acquisitions. The Company estimates that $20 million of the goodwill acquired in fiscal 2020 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2020			As of October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$426,423	($189,469)	$236,954	$411,076	($162,722)	$248,354
Intellectual property	225,396	(80,220)	145,176	216,359	(70,169)	146,190
Licenses	6,559	(4,529)	2,030	6,559	(4,102)	2,457
Patents	1,048	(732)	316	986	(666)	320
Non-compete agreements	810	(810)	—	813	(813)	—
Trade names	450	(209)	241	450	(180)	270
	660,686	(275,969)	384,717	636,243	(238,652)	397,591
Non-Amortizing Assets:
Trade names	157,957	—	157,957	153,102	—	153,102
	$818,643	($275,969)	$542,674	$789,345	($238,652)	$550,693

The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of July 31, 2020 compared to October 31, 2019 principally relates to such intangible assets recognized in connection with the fiscal 2020 acquisitions (see Note 2, Acquisitions).

        Amortization expense related to intangible assets for the nine months ended July 31, 2020 and 2019 was $41.8 million and $39.6 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2020 and 2019 was $14.2 million and $13.7 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2020 is estimated to be $14.3 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $54.8 million in fiscal 2021, $48.0 million in fiscal 2022, $42.5 million in fiscal 2023, $37.8 million in fiscal 2024, $33.5 million in fiscal 2025, and $153.8 million thereafter.

Index

5.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	July 31, 2020	October 31, 2019
Borrowings under revolving credit facility	$730,000	$553,000
Finance leases and note payable	10,089	8,955
	740,089	561,955
Less: Current maturities of long-term debt	(1,073)	(906)
	$739,016	$561,049

The Company's borrowings under its revolving credit facility mature in fiscal 2023. As of July 31, 2020 and October 31 2019, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.3% and 3.0%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2020, the Company was in compliance with all such covenants.

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

Changes in the Company’s contract assets and liabilities for the nine months ended July 31, 2020 are as follows (in thousands):

	July 31, 2020	October 31, 2019	Change
Contract assets	$59,113	$43,132	$15,981
Contract liabilities	22,863	23,809	(946)
Net contract assets	$36,250	$19,323	$16,927

        The increase in the Company's contract assets during the first nine months of fiscal 2020 occurred within the ETG and principally reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings on certain customer contracts.

        The amount of revenue that the Company recognized during the nine and three months ended July 31, 2020 that was included in contract liabilities as of the beginning of fiscal 2020 was $17.4 million and $.9 million, respectively.

Index

Remaining Performance Obligations

        As of July 31, 2020, the Company had $363.8 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $84.3 million of this amount during the remainder of fiscal 2020 and $279.5 million thereafter, of which the majority is expected to occur in fiscal 2021.

Contract Estimates

        Changes in estimates did not have a material effect on net income from consolidated operations for the nine and three months ended July 31, 2020.

Disaggregation of Revenue

        The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Flight Support Group:
Aftermarket replacement parts (1)	$412,088	$500,714	$102,629	$173,992
Repair and overhaul parts and services (2)	154,517	216,887	32,601	76,270
Specialty products (3)	164,584	197,879	42,928	69,754
Total net sales	731,189	915,480	178,158	320,016

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	494,864	459,445	165,189	160,031
Electronic component parts for equipment in various other industries (5)	143,421	155,564	45,730	56,098
Total net sales	638,285	615,009	210,919	216,129

Intersegment sales	(8,643)	(16,371)	(2,667)	(3,821)

Total consolidated net sales	$1,360,831	$1,514,118	$386,410	$532,324

(1) Includes various jet engine and aircraft component replacement parts.
(2) Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.

Index

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

        The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Flight Support Group:
Aerospace	$543,205	$742,555	$114,627	$258,157
Defense and Space	157,664	137,272	53,269	49,769
Other (1)	30,320	35,653	10,262	12,090
Total net sales	731,189	915,480	178,158	320,016

Electronic Technologies Group:
Defense and Space	413,883	390,046	141,282	138,875
Other (2)	167,861	162,063	55,155	56,525
Aerospace	56,541	62,900	14,482	20,729
Total net sales	638,285	615,009	210,919	216,129

Intersegment sales	(8,643)	(16,371)	(2,667)	(3,821)

Total consolidated net sales	$1,360,831	$1,514,118	$386,410	$532,324

(1) Principally industrial products.
(2) Principally other electronics and medical products.

Index

7.  INCOME TAXES

        The Company's effective tax rate in the first nine months of fiscal 2020 was 3.5%, as compared to 17.1% in the first nine months of fiscal 2019. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2020 and 2019 of $47.6 million and $16.6 million, respectively. The $31.0 million larger benefit from stock option exercises recognized in the first quarter of fiscal 2020 was the result of more stock options exercised and the strong appreciation in HEICO's stock price during the optionees' holding periods. Further, the decrease in the first nine months of fiscal 2020 reflects a larger deduction related to Foreign-Derived Intangible Income ("FDII") principally resulting from final tax regulations that were issued in the third quarter of fiscal 2020 as part of the Tax Cuts and Jobs Act that was enacted in December 2017, as well as a larger income tax credit for qualified R&D activities.

        The Company's effective tax rate in the third quarter of fiscal 2020 was 13.4%, as compared to 22.0% in the third quarter of fiscal 2019. The decrease in the third quarter of fiscal 2020 principally reflects a larger deduction related to the previously mentioned FDII as well as a larger income tax credit for qualified R&D activities.

8. FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$176,921	$—	$176,921
Money market funds	1,011	—	—	1,011
Total assets	$1,011	$176,921	$—	$177,932

Liabilities:
Contingent consideration	$—	$—	$18,015	$18,015

Index

	As of October 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$151,871	$—	$151,871
Money market funds	20	—	—	20
Total assets	$20	$151,871	$—	$151,891

Liabilities:
Contingent consideration	$—	$—	$18,326	$18,326

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $177.1 million as of July 31, 2020 and $151.1 million as of October 31, 2019.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2019, the Company may be obligated to pay contingent consideration of $6.4 million in fiscal 2022 should the acquired entity meet a certain earnings objective during the second and third years following the acquisition. Based on lower actual than anticipated earnings as well as revised earnings estimates for the remainder of the earnout period, the $1.1 million estimated fair value of the contingent consideration as of October 31, 2019 was reversed during the third quarter of fiscal 2020.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of July 31, 2020, the estimated fair value of the contingent consideration was $18.0 million.

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

Index

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

The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of July 31, 2020 were as follows:

	Fiscal 2017 Acquisition
Compound annual revenue growth rate range	(3%)	-	10%
Weighted average discount rate	3.3%

Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2020 are as follows (in thousands):

Liabilities
Balance as of October 31, 2019	$18,326
Increase in accrued contingent consideration, net	189
Payment of contingent consideration	(500)
Balance as of July 31, 2020	$18,015

The Company's contingent consideration liability is included in other long-term liabilities in its Condensed Consolidated Balance Sheets and the Company records changes in accrued contingent consideration within selling, general and administrative expenses in its Condensed Consolidated Statements of Operations.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended July 31, 2020.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2020 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

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

        HEICO’s operating lease ROU assets represent its right to use an underlying asset during the lease term and its operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. HEICO’s operating lease ROU assets are included within other assets and its operating lease liabilities are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheet. For additional information on the Company’s finance leases, see Note 5, Long-term Debt, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report and Note 5, Long-term Debt, and Note 3, Selected Financial Statement Information - Property, Plant and Equipment, of the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended October 31, 2019. The following table presents the Company’s operating lease ROU assets and lease liabilities as of July 31, 2020 (in thousands):

July 31, 2020
Right-of-use assets	$57,752

Current lease liabilities	$13,587
Long-term lease liabilities	45,232
Total operating lease liabilities	$58,819

Index

The Company’s operating lease expense is recorded as a component of cost of sales and/or selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations. The following table presents the components of operating lease expense for the nine and three months ended July 31, 2020 (in thousands):

	Nine months ended	Three months ended
	July 31, 2020	July 31, 2020
Operating lease expense	$12,855	$4,311
Variable lease expense	1,942	619
Total operating lease expense (1)	$14,797	$4,930

(1) Excludes short-term lease expense, which is not material.

The following table presents a maturity analysis of the Company's operating lease liabilities as of July 31, 2020 for the remainder of fiscal 2020 and the next five fiscal years and thereafter (in thousands):

Year ending October 31,
2020	$3,639
2021	16,377
2022	14,394
2023	8,952
2024	5,115
2025	4,243
Thereafter	18,566
Total minimum lease payments	71,286
Less: amount representing interest	(12,467)
Present value of minimum lease payments	$58,819

Prior to the adoption of ASC 842, the Company's future minimum lease payments under non-cancelable operating leases on an undiscounted basis as of October 31, 2019 were $15.5 million in fiscal 2020, $15.6 million in fiscal 2021, $13.8 million in fiscal 2022, $8.5 million in fiscal 2023, $4.7 million in fiscal 2024 and $18.8 million thereafter.

        The Company does not have any material leases that have been signed but have yet to commence as of July 31, 2020.

        The following table presents the weighted average remaining lease term and discount rate of the Company’s operating leases as of July 31, 2020:

July 31, 2020
Weighted average remaining lease term (years)	7.0
Weighted average discount rate	5.1%

Index

The following table presents supplemental disclosures of cash flow information associated with the Company's operating leases for the nine months ended July 31, 2020 (in thousands):

Nine months ended
July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$12,652
Right-of-use assets obtained in exchange for new lease liabilities	7,423

10. NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

        The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Numerator:
Net income attributable to HEICO	$251,657	$242,212	$54,316	$81,098

Denominator:
Weighted average common shares outstanding - basic	134,676	133,405	134,837	133,970
Effect of dilutive stock options	2,581	3,868	2,397	3,664
Weighted average common shares outstanding - diluted	137,257	137,273	137,234	137,634

Net income per share attributable to HEICO shareholders:
Basic	$1.87	$1.82	$.40	$.61
Diluted	$1.83	$1.76	$.40	$.59

Anti-dilutive stock options excluded	272	439	250	88

Index

11. OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2020 and 2019, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2020:
Net sales	$731,189	$638,285	($8,643)	$1,360,831
Depreciation	10,835	8,681	760	20,276
Amortization	14,720	29,484	738	44,942
Operating income	121,597	184,948	(18,960)	287,585
Capital expenditures	8,389	9,066	17	17,472

Nine months ended July 31, 2019:
Net sales	$915,480	$615,009	($16,371)	$1,514,118
Depreciation	10,225	8,117	754	19,096
Amortization	14,714	27,138	738	42,590
Operating income	179,843	181,160	(24,459)	336,544
Capital expenditures	12,600	9,008	63	21,671

Three months ended July 31, 2020:
Net sales	$178,158	$210,919	($2,667)	$386,410
Depreciation	3,590	2,872	249	6,711
Amortization	5,109	9,876	246	15,231
Operating income	12,021	61,931	(5,518)	68,434
Capital expenditures	1,624	3,401	12	5,037

Three months ended July 31, 2019:
Net sales	$320,016	$216,129	($3,821)	$532,324
Depreciation	3,467	2,722	251	6,440
Amortization	4,991	9,461	246	14,698
Operating income	64,797	62,206	(7,589)	119,414
Capital expenditures	6,024	2,996	55	9,075

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2020	$1,153,879	$1,741,959	$527,412	$3,423,250
Total assets as of October 31, 2019	1,149,737	1,643,032	176,442	2,969,211

12.  COMMITMENTS AND CONTINGENCIES

Guarantees

As of July 31, 2020, the Company has arranged for standby letters of credit aggregating $4.5 million, which are supported by its revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2020 and 2019, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2020	2019
Balances as of beginning of fiscal year	$2,810	$3,306
Accruals for warranties	1,472	1,652
Acquired warranty liabilities	50	—
Warranty claims settled	(1,259)	(1,974)
Balances as of July 31	$3,073	$2,984

Litigation

The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Index

13.  SUBSEQUENT EVENTS

In August 2020, the Company, through HEICO Electronic, acquired 75% of the equity interests of Intelligent Devices, Inc. ("ID") and Transformational Security, LLC ("TS"). ID and TS design, develop and manufacturer state-of-the-art Technical Surveillance Countermeasures (TSCM) equipment used to protect critical spaces from exploitation via wireless transmissions, technical surveillance and listening devices. The remaining 25% interest in ID and TS was acquired by the noncontrolling interest holders of a subsidiary in HEICO Electronic that is also a designer and manufacturer of TSCM equipment.

In August 2020, the Company, through HEICO Electronic, acquired 89.99% of the equity interests of Connect Tech Inc. ("Connect Tech"). Connect Tech designs and manufacturers rugged, small-form-factor embedded computing solutions. Connect Tech's components are designed for very harsh environments and are primarily used in rugged commercial and industrial, aerospace and defense, transportation, and smart energy applications. The remaining 10.01% interest continues to be owned by a certain member of Connect Tech's management team.

The purchase price of each August 2020 acquisition was paid in cash using cash on hand, and is not material or significant to the Company’s condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2019. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2020.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2020 have been significantly affected by the COVID-19 outbreak, which is classified as a global pandemic (the “Outbreak”). The effects of the Outbreak and related actions by governments around the world to mitigate its spread have impacted our employees, customers, suppliers and manufacturers. In response to the economic impact from the Outbreak, we have implemented certain cost reduction efforts, including layoffs, temporary reduced work hours and temporary pay reductions within various departments of our business, including within our executive management team and our Board of Directors. Additionally, our response to the Outbreak has included the implementation of varying health and safety measures at our facilities, including: supplying and requiring the use of personal protective equipment; staggering work shifts; body temperature taking; increasing work-from-home capabilities; consistent and ongoing cleaning of work spaces and high-touch areas; and establishing processes aligned with the Centers for Disease and Control guidelines to work with any individual exposed to COVID-19 on their necessary quarantine period and the process for the individual to return to work.
With respect to our results of operations, approximately half of our net sales are derived from defense, space and other industrial markets including electronics, medical and telecommunications. Demand for products in that half of our business has not been

Index

fundamentally impacted and its operational results remain materially consistent with financial expectations prior to the Outbreak. However, we have experienced, and expect to continue experiencing, periodic operational disruptions resulting from supply chain disturbances, staffing challenges - including at some of our customers, temporary facility closures, transportation interruptions and other conditions which slow production and orders, or increase costs. While these issues have not yet been material overall, we have experienced disruptions in some orders and shipments during the third quarter of fiscal 2020.

The remaining portion of our net sales is derived from commercial aviation products and services. The Outbreak has caused significant volatility and a substantial decline in value across global markets. Most notably, the commercial aerospace industry experienced an ongoing substantial decline in demand resulting from a significant number of aircraft in the global fleet being grounded during HEICO's third quarter of fiscal 2020. Our businesses that operate within the commercial aerospace industry have been materially impacted by the significant decline in global commercial air travel that began in March 2020. Consolidated net sales for our businesses that operate within the commercial aerospace industry decreased by approximately 54% during the third quarter of fiscal 2020. Once commercial air travel resumes, cost savings will most likely be a priority for our commercial aviation customers and we anticipate recovery in demand for our commercial aviation products, which frequently provide aircraft operators with significant savings. Furthermore, we believe our cost-saving solutions and robust product development programs will enable us to potentially increase market share and emerge with a stronger presence within this market.

Additionally, our results of operations for the nine and three months ended July 31, 2020 have been affected by the fiscal 2019 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2019 and the fiscal 2020 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Net sales	$1,360,831	$1,514,118	$386,410	$532,324
Cost of sales	840,411	909,663	242,927	319,493
Selling, general and administrative expenses	232,835	267,911	75,049	93,417
Total operating costs and expenses	1,073,246	1,177,574	317,976	412,910
Operating income	$287,585	$336,544	$68,434	$119,414

Net sales by segment:
Flight Support Group	$731,189	$915,480	$178,158	$320,016
Electronic Technologies Group	638,285	615,009	210,919	216,129
Intersegment sales	(8,643)	(16,371)	(2,667)	(3,821)
	$1,360,831	$1,514,118	$386,410	$532,324

Operating income by segment:
Flight Support Group	$121,597	$179,843	$12,021	$64,797
Electronic Technologies Group	184,948	181,160	61,931	62,206
Other, primarily corporate	(18,960)	(24,459)	(5,518)	(7,589)
	$287,585	$336,544	$68,434	$119,414

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.2%	39.9%	37.1%	40.0%
Selling, general and administrative expenses	17.1%	17.7%	19.4%	17.5%
Operating income	21.1%	22.2%	17.7%	22.4%
Interest expense	.8%	1.1%	.7%	1.0%
Other income	.1%	.2%	.2%	.1%
Income tax expense	.7%	3.7%	2.3%	4.7%
Net income attributable to noncontrolling interests	1.2%	1.6%	.8%	1.5%
Net income attributable to HEICO	18.5%	16.0%	14.1%	15.2%

Index

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019

Net Sales

Our consolidated net sales in the first nine months of fiscal 2020 decreased by 10% to $1,360.8 million, as compared to net sales of $1,514.1 million in the first nine months of fiscal 2019. The decrease in consolidated net sales principally reflects a decrease of $184.3 million (a 20% decrease) to $731.2 million in net sales within the FSG partially offset by an increase of $23.3 million (a 4% increase) to a record $638.3 million in net sales within the ETG. The net sales decrease in the FSG is principally organic and reflects lower demand for the majority of our products and services resulting from the significant decline in global commercial air travel beginning in March 2020 due to the Outbreak. As a result, organic net sales of our aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines decreased by $89.0 million, $62.4 million, and $35.3 million, respectively. The net sales increase in the ETG principally reflects $36.8 million contributed by our fiscal 2019 and 2020 acquisitions and higher demand for our defense products resulting in an organic net sales increase of $14.7 million partially offset by lower demand for our space, aerospace and other electronics products resulting in organic net sales decreases of $11.3 million, $4.0 million and $3.3 million, respectively, largely attributable to the Outbreak. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first nine months of fiscal 2020.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 38.2% in the first nine months of fiscal 2020, as compared to 39.9% in the first nine months of fiscal 2019, principally reflecting a decrease of 2.7% and 2.0% in the FSG's and ETG's gross profit margin, respectively. The decrease in the FSG's gross profit margin principally reflects a decrease in net sales and less favorable product mix within our repair and overhaul parts and services product line as well as a less favorable product mix within our aftermarket replacement parts product line. The decrease in the ETG's gross profit margin principally reflects a decrease in net sales of certain space products and a less favorable product mix of certain aerospace products, partially offset by increased net sales of certain defense products. Total new product research and development ("R&D") expenses included within our consolidated cost of sales were $49.0 million in the first nine months of fiscal 2020, up from $48.7 million in the first nine months of fiscal 2019.

Our consolidated selling, general and administrative ("SG&A") expenses decreased by 13% to $232.8 million in the first nine months of fiscal 2020, as compared to $267.9 million in the first nine months of fiscal 2019. The decrease in consolidated SG&A expenses reflects a $29.7 million decrease in performance-based compensation expense, a $12.4 million reduction in other general and administrative expenses and a $10.3 million reduction in other selling expenses including outside sales commissions, marketing and travel. These decreases were partially offset by $10.0 million attributable to the fiscal 2019 and 2020 acquisitions and a $7.3 million increase in bad debt expense principally due to potential collection difficulties from certain commercial

Index

aviation customers that filed for bankruptcy protection during the third quarter of fiscal 2020 as a result of the financial impact of the Outbreak.

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.1% in the first nine months of fiscal 2020, down from 17.7% in the first nine months of fiscal 2019. The decrease in consolidated SG&A expenses as a percentage of net sales is due to a 1.8% impact from the previously mentioned lower performance-based compensation expense partially offset by a .7% impact from higher other general and administrative expenses as a percentage of net sales and a .5% increase in bad debt expense principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during the third quarter of fiscal 2020 as a result of the financial impact of the Outbreak.

Operating Income

        Our consolidated operating income decreased by 15% to $287.6 million in the first nine months of fiscal 2020, as compared to $336.5 million in the first nine months of fiscal 2019. The decrease in consolidated operating income principally reflects a $58.2 million decrease (a 32% decrease) to $121.6 million in operating income of the FSG partially offset by a $3.8 million increase (a 2% increase) to a record $184.9 million in operating income of the ETG. The decrease in operating income of the FSG principally reflects the previously mentioned decrease in net sales, lower gross profit margin and a $7.8 million increase in bad debt expense principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during the third quarter of fiscal 2020 as a result of the financial impact of the Outbreak, partially offset by a $19.8 million decrease in performance-based compensation expense. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, a $7.6 million decrease in performance-based compensation expense and a $1.6 million decrease in acquisition-related expenses, partially offset by the previously mentioned decrease in gross profit margin. Further, the decrease in consolidated operating income was partially offset by $4.8 million of lower corporate expenses mainly attributable to a decrease in performance-based compensation expense.

Our consolidated operating income as a percentage of net sales was 21.1% in the first nine months of fiscal 2020, as compared to 22.2% in the first nine months of fiscal 2019. The decrease principally reflects a decrease in the FSG’s operating income as a percentage of net sales to 16.6% in the first nine months of fiscal 2020, as compared to 19.6% in the first nine months of fiscal 2019 and a decrease in the ETG's operating income as a percentage of net sales to 29.0% in the first nine months of fiscal 2020, as compared to 29.5% in the first nine months of fiscal 2019. The decrease in the FSG’s operating income as a percentage of net sales reflects the previously mentioned lower gross profit margin and a .3% increase in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned higher bad debt expense and some inefficiencies resulting from the overall impacts of the Outbreak partially offset by the previously mentioned lower performance-based compensation expense. The decrease in the ETG's operating income as a percentage of net sales reflects the previously mentioned lower gross profit margin partially offset by a 1.5% decrease in SG&A expenses as a percentage of net

Index

sales mainly from lower performance-based compensation expense and lower acquisition-related expenses.

Interest Expense

Interest expense decreased to $10.6 million in the first nine months of fiscal 2020, down from $16.5 million in the first nine months of fiscal 2019. The decrease was principally due to a lower weighted average interest rate on borrowings outstanding under our revolving credit facility.

Other Income

Other income in the first nine months of fiscal 2020 and 2019 was not material.

Income Tax Expense

Our effective tax rate in the first nine months of fiscal 2020 was 3.5%, as compared to 17.1% in the first nine months of fiscal 2019. HEICO recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2020 and 2019 of $47.6 million and $16.6 million, respectively. The $31.0 million larger benefit from stock option exercises recognized in the first quarter of fiscal 2020 was the result of more stock options exercised and the strong appreciation in HEICO's stock price during the optionees' holding periods. Further, the decrease in the first nine months of fiscal 2020 reflects a larger deduction related to Foreign-Derived Intangible Income ("FDII") principally resulting from final tax regulations that were issued in the third quarter of fiscal 2020 as part of the Tax Cuts and Jobs Act that was enacted in December 2017, as well as a larger income tax credit for qualified R&D activities.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG ("LHT") in HEICO Aerospace Holdings Corp. ("HEICO Aerospace") and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $16.6 million in the first nine months of fiscal 2020, as compared to $25.0 million in the first nine months of fiscal 2019. The decrease in net income attributable to noncontrolling interests in the first nine months of fiscal 2020 principally reflects the impact of a dividend paid by HEICO Aerospace in June 2019 that effectively resulted in the transfer of the 20% noncontrolling interest held by LHT in eight of our existing subsidiaries within HEICO Aerospace that are principally part of the FSG's repair and overhaul parts and services product line to HEICO Flight Support Corp., a wholly owned subsidiary of HEICO. Further, the decrease in net income attributable to noncontrolling interests reflects a decrease in operating results of certain subsidiaries of the FSG in which noncontrolling interests are held.

Index

Net Income Attributable to HEICO

Net income attributable to HEICO increased to a record $251.7 million, or $1.83 per diluted share, in the first nine months of fiscal 2020, up from $242.2 million, or $1.76 per diluted share, in the first nine months of fiscal 2019. The increase principally reflects the previously mentioned income tax benefit, a smaller amount of net income attributable to noncontrolling interests and lower interest expense partially offset by lower operating income.

Comparison of Third Quarter of Fiscal 2020 to Third Quarter of Fiscal 2019

Net Sales

Our consolidated net sales in the third quarter of fiscal 2020 decreased by 27% to $386.4 million, as compared to net sales of $532.3 million in the third quarter of fiscal 2019 mainly attributable to the Outbreak. The decrease in consolidated net sales principally reflects a decrease of $141.9 million (a 44% decrease) to $178.2 million in net sales within the FSG and a decrease of $5.2 million (a 2% decrease) to $210.9 million in net sales within the ETG. The net sales decrease in the FSG is principally organic and reflects lower demand for the majority of our products and services resulting from the significant decline in global commercial air travel beginning in March 2020 due to the Outbreak. As a result, organic net sales of our aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines decreased by $71.8 million, $43.7 million, and $26.8 million, respectively. The net sales decrease in the ETG principally reflects lower demand for our defense and aerospace products resulting in an organic net sales decrease of $7.3 million and $6.4 million, respectively, mainly attributable to the Outbreak, partially offset by net sales of $8.6 million contributed by our fiscal 2019 and 2020 acquisitions and higher demand for our space products resulting in an organic net sales increase of $3.5 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the third quarter of fiscal 2020.

Gross Profit and Operating Expenses

Our consolidated gross profit margin decreased to 37.1% in the third quarter of fiscal 2020, as compared to 40.0% in the third quarter of fiscal 2019, principally reflecting a decrease of 7.6% and 1.9% in the FSG's and ETG's gross profit margin, respectively. The decrease in the FSG's gross profit margin principally reflects the decrease in net sales and a less favorable product mix within our repair and overhaul parts and services and aftermarket replacement parts product lines. The decrease in the ETG's gross profit margin principally reflects the decrease in net sales and a less favorable product mix of certain commercial aerospace and defense products partially offset by increased net sales and a more favorable product mix of certain space products. Total new product R&D expenses included within our consolidated cost of sales were $15.1 million in the third quarter of fiscal 2020 compared to $16.6 million in the third quarter of fiscal 2019.

Our consolidated SG&A expenses decreased by 20% to $75.0 million in the third quarter of fiscal 2020, as compared to $93.4 million in the third quarter of fiscal 2019. The decrease in

Index

consolidated SG&A expenses principally reflects an $11.1 million reduction in other general and administrative expenses, an $11.0 million decrease in performance-based compensation expense and a $6.0 million reduction in selling expenses including outside sales commissions, marketing and travel. These decreases were partially offset by a $7.2 million increase in bad debt expense principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during the third quarter of fiscal 2020 as a result of the financial impact of the Outbreak and $2.6 million attributable to the fiscal 2019 and 2020 acquisitions.

Our consolidated SG&A expenses as a percentage of net sales increased to 19.4% in the third quarter of fiscal 2020, up from 17.5% in the third quarter of fiscal 2019. The increase in consolidated SG&A expenses as a percentage of net sales is due to a 1.9% impact from an increase in bad debt expense principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during the third quarter of fiscal 2020 as a result of the financial impact of the Outbreak and a 1.7% impact from an increase in other general and administrative expenses partially offset by a 1.7% decrease from lower performance-based compensation expense.

Operating Income

        Our consolidated operating income decreased by 43% to $68.4 million in the third quarter of fiscal 2020, as compared to operating income of $119.4 million in the third quarter of fiscal 2019. The decrease in consolidated operating income principally reflects a $52.8 million decrease (an 81% decrease) to $12.0 million in operating income of the FSG. Operating income of the ETG totaled $61.9 million and $62.2 million in the third quarter of fiscal 2020 and 2019, respectively. The decrease in operating income of the FSG principally reflects the previously mentioned decrease in net sales, lower gross profit margin and a $7.3 million increase in bad debt expense principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during the third quarter of fiscal 2020 as a result of the financial impact of the Outbreak partially offset by an $8.0 million decrease in performance-based compensation expense. Further, the decrease in consolidated operating income was partially moderated by lower corporate expenses of $2.7 million mainly attributable to a decrease in performance-based compensation expense.

Our consolidated operating income as a percentage of net sales was 17.7% in the third quarter of fiscal 2020, as compared to 22.4% in the third quarter of fiscal 2019. The decrease in the third quarter of fiscal 2020 principally reflects a 13.5% decrease in the FSG’s operating income as a percentage of net sales to 6.7% in the third quarter of fiscal 2020 from 20.2% in the third quarter of fiscal 2019 partially offset by a .6% increase in the ETG's operating income as a percentage of net sales to 29.4% in the third quarter of fiscal 2020, up from 28.8% in the third quarter of fiscal 2019. The decrease in the FSG's operating income as a percentage of net sales reflects the previously mentioned lower gross profit margin and a 5.9% increase in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned higher bad debt expense. The increase in the ETG's operating income as a percentage of net sales reflects a 2.5% decrease in SG&A expenses as a percentage of net sales mainly from lower performance-based

Index

compensation expense and a decrease in acquisition-related expenses partially offset by the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $2.6 million in the third quarter of fiscal 2020, down from $5.5 million in the third quarter of fiscal 2019. The decrease was due to a lower weighted average interest rate on borrowings outstanding under our revolving credit facility partially offset by a higher weighted average balance outstanding.

Other Income

Other income in the third quarter of fiscal 2020 and 2019 was not material.

Income Tax Expense

        Our effective tax rate in the third quarter of fiscal 2020 was 13.4%, as compared to 22.0% in the third quarter of fiscal 2019. The decrease in the third quarter of fiscal 2020 principally reflects a larger deduction related to the previously mentioned FDII as well as a larger income tax credit for qualified R&D activities.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by LHT in HEICO Aerospace and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $3.2 million in the third quarter of fiscal 2020, as compared to $8.0 million in the third quarter of fiscal 2019. The decrease in net income attributable to noncontrolling interests in the third quarter of fiscal 2020 principally reflects a decrease in operating results of certain subsidiaries of the FSG in which noncontrolling interests are held as well as the previously mentioned impact of a dividend paid by HEICO Aerospace that resulted in the transfer of the 20% noncontrolling interest held by LHT in eight subsidiaries within HEICO Aerospace to HEICO Flight Support Corp.

Net Income Attributable to HEICO

Net income attributable to HEICO was $54.3 million, or $.40 per diluted share, in the third quarter of fiscal 2020, as compared to $81.1 million, or $.59 per diluted share, in the third quarter of fiscal 2019 principally reflecting the previously mentioned lower operating income of the FSG, partially offset by lower income tax expense, less net income attributable to noncontrolling interests and lower interest expense.

Index

Outlook

As we look ahead to the remainder of fiscal 2020, we continue to forecast positive cash from operations. We entered the Outbreak with a healthy balance sheet that included a strong cash position and nominal debt. While we cannot estimate the Outbreak's duration and magnitude and cannot confidently predict when demand for our commercial aerospace products will return to pre-Outbreak levels, we believe HEICO is favorably positioned for long-term success despite the short-term challenges created by the Outbreak in the global economy.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. At the onset of the Outbreak, we borrowed $200.0 million on our revolving credit facility as a precautionary measure to ensure we have additional cash on hand to pay our employees and vendors and for potential acquisition opportunities. As a result of this borrowing and through net cash provided by operating activities, our cash and cash equivalents increased to $395.3 million as of July 31, 2020, up from $57.0 million as of October 31, 2019. We finance our business activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2020, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 37.9%.

Based on our current outlook, we believe that our net cash provided by operating activities, available borrowings under our revolving credit facility and cash and cash equivalents on hand will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $299.0 million in the first nine months of fiscal 2020 and consisted primarily of net income from consolidated operations of $268.3 million, depreciation and amortization expense of $65.2 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Leadership Compensation Plan of $10.6 million (principally participant deferrals and employer contributions), $7.8 million in share-based compensation expense (a non-cash item), and $7.5 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $54.4 million increase in working capital and a $9.3 million deferred income tax benefit. The increase in working capital is inclusive of a $71.4 million decrease in accrued expenses and other current liabilities and trade accounts payable mainly reflecting the payment of fiscal 2019 accrued performance-based compensation as well as the timing of payments; a $48.1 million increase in inventories as a result of certain inventory purchase commitments based on pre-Outbreak net sales expectations and to support the backlog of certain of our businesses; and a $16.0 million increase in contract assets, partially offset by a $96.3 million decrease in accounts receivable resulting from lower net sales and strong cash collections.

Index

Net cash provided by operating activities decreased by $14.4 million in the first nine months of fiscal 2020 from $313.4 million in the first nine months of fiscal 2019. The decrease is principally attributable to a $16.4 million increase in net working capital partially offset by a $3.5 million increase in depreciation and amortization expense (a non-cash item).

Investing Activities

Net cash used in investing activities totaled $98.0 million in the first nine months of fiscal 2020 and related primarily to acquisitions of $66.3 million (net of cash acquired), capital expenditures of $17.5 million and investments related to the HEICO LCP of $14.6 million. Further details regarding our fiscal 2020 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2020 totaled $134.6 million. During the first nine months of fiscal 2020, we borrowed $200.0 million under our revolving credit facility to provide a cushion of liquidity during this period of economic uncertainty resulting from the Outbreak and $45.0 million to fund our fiscal 2020 acquisitions. Additionally, we made $68.0 million in payments on our revolving credit facility, paid $21.6 million in cash dividends on our common stock, made $12.2 million of distributions to noncontrolling interests, paid $7.5 million to acquire certain noncontrolling interests, redeemed common stock related to stock option exercises aggregating $5.3 million and received $5.3 million in proceeds from stock option exercises.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2019.

Off-Balance Sheet Arrangements

Guarantees

As of July 31, 2020, we have arranged for standby letters of credit aggregating $4.5 million, which are supported by our revolving credit facility and pertain to payment guarantees related to potential workers' compensation claims and a facility lease as well as performance guarantees related to customer contracts entered into by certain of our subsidiaries.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	August 27, 2020	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)